Form 10-Q
period 1999-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 1999-05-17
CIK 1066605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 or

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                        Commission File Number 0-25837

                    HEIDRICK & STRUGGLES INTERNATIONAL, INC.
                  --------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                          36-2681268
                    --------                          ----------

             (State of Other Jurisdiction of            (I.R.S. Employer
          Incorporation or Organization)              Identification Number)


                       233 South Wacker Drive-Suite 4200
                               Chicago, Illinois
                                  60606-6303
                              -------------------
                   (Address of Principal Executive Offices)

                                (312) 496-1200
                              -------------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Company's common stock as of April 30, 1999 was 15,194,151

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                           PAGE
                                                                           ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 1999
            (Unaudited) and December 31, 1998                              3

           Unaudited Consolidated Statements of Income for
            the three months ended March 31, 1999 and 1998                 5

           Unaudited Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1999 and 1998             6

           Unaudited Notes to Condensed Consolidated Financial
            Statements                                                     7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11

PART II.   OTHER INFORMATION                                              17

SIGNATURE                                                                 18

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                              MARCH 31,        DECEMBER 31,
                                                                                                 1999             1998
                                                                                            ---------------   --------------
                                                                                              (unaudited)
CURRENT ASSETS:

      Cash and cash equivalents                                                                  $  20,724         $  10,428

      Accounts receivable, net of allowance for doubtful accounts                                   67,875            40,816

      Other receivables                                                                              2,976             2,862

      Notes receivable from affiliate                                                                    -             1,900

      Prepaid expenses                                                                               3,647             1,771

      Prepaid income taxes                                                                             509             3,575

      Deferred income taxes                                                                         16,698             8,871
                                                                                                 ---------         ---------
           Total current assets                                                                    112,429            70,223
                                                                                                 ---------         ---------

PROPERTY AND EQUIPMENT, NET                                                                         42,275            24,778
                                                                                                 ---------         ---------


OTHER ASSETS:

      Cash and investments designated for nonqualified retirement plans                             30,472            13,552

      Investment in Heidrick & Struggles International, Inc.                                             -             4,766

      Investments and other assets                                                                  10,682                 -

      Deferred income taxes                                                                          5,827             1,776

      Goodwill and other intangibles, net                                                           45,755             8,055
                                                                                                 ---------         ---------
           Total other assets                                                                       92,736            28,149
                                                                                                 ---------         ---------

           Total assets                                                                          $ 247,440         $ 123,150
                                                                                                 =========         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                              MARCH 31,        DECEMBER 31,
                                                                                                 1999             1998
                                                                                            --------------    --------------
                                                                                              (unaudited)
CURRENT LIABILITIES:

      Short-term debt                                                                            $  29,349         $  22,000

      Current maturities of long-term debt                                                           2,725             2,547

      Accounts payable                                                                               5,770             2,918

      Accrued expenses-

           Salaries and employee benefits                                                           57,953            23,090

           Profit sharing and retirement                                                             1,058             3,155

           Deferred compensation                                                                     4,965                 -

           Payroll taxes                                                                             6,894               920

           Other                                                                                    18,602             7,401
                                                                                                 ---------           -------

           Total current liabilities                                                               127,316            62,031
                                                                                                 ---------           -------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                              5,159             5,150
                                                                                                 ---------           -------
LIABILITY FOR NONQUALIFIED RETIREMENT PLANS                                                         29,013            11,358
                                                                                                 ---------           -------
MANDATORILY REDEEMABLE COMMON AND PREFERRED STOCK

      Preferred stock, $.01 par value, 10,000,000 shares authorized at March 31, 1999, no shares issued.
      Common stock, $.01 par value, 100,000,000 shares authorized at
           March 31, 1999 and December 31, 1998. Shares issued and outstanding at March 31, 1999 were 10,827,585. Shares issued and outstanding at
           December 31, 1998 were 7,910,850 and
           2,873,870, respectively.                                                                 85,952            44,611
                                                                                                 ---------          --------
           Total liabilities and mandatorily redeemable common stock                             $ 247,440         $ 123,150
                                                                                                 =========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)
                                (Unaudited)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------------------

                                                                                                 1999                     1998
                                                                                            ---------------          ---------------
REVENUE                                                                                      $    71,719              $    45,937
                                                                                            ---------------          ---------------
OPERATING EXPENSES:
       Salaries and employee benefits                                                             46,842                   34,761
       General and administrative expenses                                                        19,984                   10,349
       Nonrecurring charge                                                                        12,420                        -
                                                                                            ---------------          ---------------
             Total operating expenses                                                             79,246                   45,110
                                                                                            ---------------          ---------------
             Operating income (loss)                                                              (7,527)                     827
                                                                                            ---------------          ---------------


NON-OPERATING INCOME (EXPENSE):
       Interest income                                                                               162                      155
       Interest expense                                                                             (433)                     (56)
       Other                                                                                          14                     (364)
                                                                                            ---------------          ---------------
             Net non-operating expense                                                              (257)                    (265)
                                                                                            ---------------          ---------------
EQUITY IN NET LOSS OF AFFILIATE                                                                     (630)                    (177)
                                                                                            ---------------          ---------------

             Income (loss) before income taxes                                                    (8,414)                     385
PROVISION FOR INCOME TAXES                                                                         1,698                      185
                                                                                            ---------------          ---------------

             Net income (loss)                                                               $   (10,112)             $       200
                                                                                            ===============          ==============

BASIC EARNINGS (LOSS) PER COMMON SHARE                                                       $     (1.72)             $      0.07
                                                                                            ===============          ==============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                               5,879,882                2,738,974
                                                                                            ===============          ==============
DILUTED EARNINGS (LOSS) PER COMMON SHARE                                                     $     (1.72)             $      0.07
                                                                                            ===============          ==============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             5,879,882                2,739,353
                                                                                            ===============          ==============

  The accompanying notes are an integral part of these condensed consolidated financial statement.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                           ----------------------------
                                                                                              1999               1998
                                                                                           -----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                       $  (10,112)         $    200
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                                           1,650              915
         Loss on sale of property and equipment                                                      -              485
         Deferred income taxes                                                                  (1,248)             (57)
         Equity in net loss of affiliates                                                          630              177
         Non-recurring compensation charge                                                      12,420                -
         Changes in assets and liabilities:
              Trade and other receivables                                                      (10,131)          (6,030)
              Other assets                                                                         176             (225)
              Accounts payable                                                                   2,033             (153)
              Accrued expenses                                                                  12,953           11,659
              Income taxes payable                                                                (204)            (711)
              Liability for nonqualified retirement plans                                          598            1,034
                                                                                           -----------         --------
                     Net cash provided by operating activities                                   8,765            7,294
                                                                                           -----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities for nonqualified retirement plan                                       (140)            (676)
   Purchases of property and equipment                                                          (5,158)          (3,416)
   Cash acquired in merger transaction with HSI                                                  8,166                -
   Other investing activities                                                                     (100)               5
                                                                                           -----------         --------
                     Net cash provided by (used in) investing activities                         2,768           (4,087)
                                                                                           -----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                                           12,075            5,148
   Payments on debt                                                                            (12,980)          (3,535)
                                                                                           -----------         --------
                     Net cash provided by (used in) financing activities                          (905)           1,613
                                                                                           -----------         --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH
   AND CASH EQUIVALENTS                                                                           (332)              50
                                                                                           -----------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       10,296            4,870

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                          10,428           10,074
                                                                                           -----------         --------
   End of period                                                                           $    20,724         $ 14,944
                                                                                           ===========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

          Heidrick & Struggles International, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
              (In Thousands, except share and per share figures)
                                  (Unaudited)


1.   Interim Financial Data

       The accompanying unaudited condensed consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries, ("the Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1999, and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Company's independent public accountants. These financial statements and notes are to be read in conjunction with the Company's Registration Statement on Form S-1 (File No. 333-59931), as declared effective by the Securities and Exchange Commission on April 26, 1999.

2.   Merger

       On February 26, 1999, Heidrick & Struggles, Inc. ("H&S Inc.") merged (the "Merger") with and into Heidrick & Struggles International, Inc. (prior to the Merger, "HSI"). The Merger combined the operations of H&S Inc., which operated in all regions of the world except Europe, with HSI, a Europe-based company. The transaction was accounted for using purchase accounting and the excess purchase price was allocated to identifiable intangible assets and goodwill as follows:

                                                  Weighted Average
                                                  Remaining Useful
Asset Classification          Fair Value            Life In Years
--------------------          ----------          ----------------
Intangible assets             $12,478             17
Goodwill                      $23,152             40

       The unaudited condensed consolidated pro forma results of operations data for the three months ended March 31, 1999 and 1998, as if the Merger had occurred on January 1, 1999 and 1998, respectively, is as follows:

                                            1999        1998
                                         --------    ---------
Revenue                                  $ 91,704      $73,990
                                         --------    ---------
Operating expenses:
   Salaries and employee benefits          62,678       54,481
   General and administrative expenses     26,425       19,134
   Nonrecurring charge                     12,420            -
                                         --------    ---------
      Total operating expenses            101,523       73,615
                                         --------    ---------
      Operating income (loss)              (9,819)         375
                                         --------    ---------

Net non-operating expense                    (313)        (418)
                                         --------    ---------

          Loss before income taxes        (10,132)         (43)
Provision for income taxes                  1,461          558
                                         --------    ---------
     Net loss                            $(11,593)   $    (601)
                                         ========    =========

3.   Nonrecurring Charge

       During the three months ended March 31, 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $0.3 million of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that the remaining cash (plus interest) would be paid within 90 days of the completion of the Merger and 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of HSI, at $5.2 million) were issued to such Mulder partners immediately after the Merger. During the three months ended March 31, 1999, the Company expensed the remaining $4.3 million cash due, issued 428,452 shares of the Company's common stock and wrote-off $2.9 million of deferred compensation assets resulting in a total compensation charge of $12.4 million.

4.   Basic and Diluted Earnings (Loss) Per Share

       Basic earnings (loss) per common share is computed by dividing net income
(loss) by weighted average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

       The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share ("EPS")

                                                         Three Months Ended March 31,
                                                        -----------------------------
                                                            1999            1998
                                                         ----------      ----------
Basic EPS
Income (loss) available to common stockholders           $  (10,112)     $      200
Weighted average common shares outstanding                5,879,882       2,738,974
                                                         ----------      ----------
Basic EPS                                                $    (1.72)     $     0.07
                                                         ==========      ==========

Diluted EPS
Income (loss) available to common stockholders           $  (10,112)     $      200
                                                         ----------      ----------
Weighted average common shares outstanding                5,879,882       2,738,974
Dilutive common shares issued                                     -             379
                                                         ----------      ----------
Weighted average diluted common shares outstanding        5,879,882       2,739,353
                                                         ----------      ----------
Diluted EPS                                              $    (1.72)     $     0.07
                                                         ==========      ==========

5.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," in the fiscal year ended December 31, 1998. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). SFAS 130 requires disclosure of the components of comprehensive income in interim periods.

Total comprehensive income is as follows:

                                                         Three Months Ended March 31,
                                                        -----------------------------
                                                            1999            1998
                                                         ----------      ----------
Net income (loss)                                        $  (10,112)     $      200
Other comprehensive income, before tax:
  Foreign currency translation adjustment                        10              80
  Unrealized gain on available-for-sale investments           5,172             908
                                                         ----------      ----------
Other comprehensive income, before tax                        5,182             988
Income tax expense related to items of other
  comprehensive income                                        2,177             415
                                                         ----------      ----------
Other comprehensive income, net of tax                        3,005             573
                                                         ----------      ----------
Comprehensive income (loss)                              $   (7,107)     $      773
                                                         ==========      ==========

6.   Segment Information

       Management views the operations of the Company through the following geographic segments:

                                Three Months Ended March 31,
                               -----------------------------
                                   1999            1998
                                ----------      ----------
Revenue:
   United States                $  52,710       $   39,209
   Europe                          12,032                -
   Other International              6,977            6,728
                                ---------       ----------
         Total                  $  71,719       $   45,937
                                =========       ==========


Operating income (loss):
   United States                $   7,802       $    3,867
   Europe                         (10,808)               -
   Other International                201             (294)
   Corporate unallocated           (4,722)          (2,746)
                                ---------       ----------
         Total                  $  (7,527)      $      827
                                =========       ==========

                                 March 31,       December 31,
                                  1999             1998
                                ---------        ---------
Identifiable assets:
   United States                $  88,706        $  78,882
   Europe                         117,604                -
   Other International             13,956           14,287
   Corporate unallocated           27,174           29,981
                                ---------        ---------
         Total                  $ 247,440        $ 123,150
                                =========        =========

7.   Subsequent Event

       On February 11, 1999, the Board of Directors adopted, and on February 12, 1999, the stockholders approved, an amendment to the Certificate of Incorporation, which, upon the successful consummation of the Merger would increase the number of authorized shares of common stock from 500,000 to 750,000 and authorized a class of preferred stock of 250,000 shares. Futhermore, on February 11, 1999, the Board of Directors adopted, and on February 12, 1999, the stockholders approved, another amendment to the Certificate of Incorporation, which, upon the successful completion of the Company's initial public offering, would increase the number of authorized shares of common stock from 750,000 to 100,000,000 and would increase the number of shares of preferred stock from 250,000 to 10,000,000.

       On March 26, 1999, the Company declared a 15.8217 for 1 stock split to become effective upon completion of the Company's initial public offering. The financial statements, including the number of shares of common stock authorized, issued and outstanding, have been retroactively restated for the effect of this split and the amendments to the Certificate of Incorporation.

       On April 26, 1999, the SEC declared effective the Company's Registration Statement on Form S-1 (File No. 333-59931) relating to the public offering of
4.2 million shares of the Company's common stock and on April 27, 1999 the Company's common stock began trading on the Nasdaq National Market under the symbol "HSII".

       On April 30, 1999, the Company completed the public offering of an aggregate of 4.2 million shares of common stock at $14.00 per share, of which
3.7 million shares were offered by the Company and 500,000 shares were offered by selling stockholders. This resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $42.7 million to the Company and $6.5 million to the selling stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is one of the leading global executive search firms and believes that, based on revenues, it is the largest executive search firm in the United States and the second largest in the world. The Company offers and conducts executive search services through its global network of offices to a broad range of clients, including Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations, and other leading private and public entities.

     Throughout their history, H&S Inc. and HSI have operated as a single entity, and from the time of founding in 1953 until 1984, operated under a single ownership structure. In 1984, H&S Inc. consummated a spin-off of HSI to its European partners while retaining a significant equity interest. As discussed in Note 2 above, H&S Inc. and HSI consummated the Merger on February 26, 1999 in order to reunite the two companies into a single ownership structure.

     H&S Inc. was treated as the survivor of the Merger for accounting purposes. As a result, in the discussion below, for periods prior to the Merger, historical Company information reflects historical H&S Inc. information.

     With offices in over 30 countries, the Company conducts business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets or liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations of the valuation of such assets or liabilities. For financial information by geographic region, see
Note 6 above.

Results of Operations

   The following table summarizes the results of the Company's operations for the three months ended March 31, 1999 and 1998 as a percentage of revenue:

                                           1999    1998
                                          -----   -----
Revenue                                   100.0%  100.0%
Operating expenses:
  Salaries and employee benefits           65.3    75.7
  General and administrative expenses      27.9    22.5
  Nonrecurring charge                      17.3       -
                                          -----   -----
     Total operating expenses             110.5    98.2
                                          -----   -----
              Operating income (loss)     (10.5)    1.8
                                          -----   -----
Non-operating income (expense)
  Interest income                           0.2     0.3
  Interest expense                         (0.6)   (0.1)
  Other                                    (0.0)   (0.8)
                                          -----   -----
     Net non-operating expense             (0.4)   (0.6)
                                          -----   -----

Equity in net loss of affiliate            (0.9)   (0.4)
                                          -----   -----
  Income (loss) before income taxes       (11.8)    0.8
Provision for income taxes                  2.4     0.4
                                          -----   -----
  Net income (loss)                       (14.2)%   0.4%
                                          =====   =====

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     Revenue. Revenue increased $25.8 million, or 56.1%, to $71.7 million for the three months ended March 31, 1999 from $45.9 million for the three months ended March 31, 1998. This increase was primarily the result of the Merger, which contributed $12.0 million in revenue for March 1999. Excluding HSI, revenue increased by 29.9%, mainly due to an increase in the number of confirmed searches resulting from a 22.1% increase in the average number of consultants employed during the period and an increase in fees per search.

     Salaries and employee benefits. Salaries and employee benefits increased $12.0 million, or 34.8%, to $46.8 million for the three months ended March 31, 1999 from $34.8 million for the three months ended March 31, 1998. This increase was primarily the result of the Merger, which contributed $7.4 million in salaries and employee benefits for March 1999. Excluding HSI, as a percentage of revenue, salaries and employee benefits decreased from 75.7% to 66.2%. This was due to increased productivity from the higher-than-average number of search teams hired in 1998 and a change in the bonus structure for senior management that replaces a portion of cash incentive compensation with options.

     General and administrative expenses. General and administrative expenses increased $9.7 million, or 93.1%, to $20.0 million for the three months ended March 31, 1999 from $10.3 million for the three months ended March 31, 1998. This increase was primarily the result of the Merger, which contributed $3.4 million in general and administrative expenses for March 1999. Excluding HSI, as a percentage of revenue, general and administrative expenses increased from 22.5% to 27.8%. This percentage increase was primarily due to an increase in costs of consulting services for the Company's technology initiatives and investment spending for new complementary business services.

     Nonrecurring charge. During the three months ended March 31, 1999, the Company incurred a nonrecurring charge of $12.4 million. See Note 3 above for further details.

     Net non-operating expense. Net non-operating expense decreased $8,000, or 3.0%, to $257,000 for the three months ended March 31, 1999 from $265,000 for the three months ended March 31, 1998.

Pro Forma Combined Results of Operations

     The following table provides pro forma combined results of operations and such data as a percentage of revenue of the Company for the three months ended March 31, 1999 and 1998. The data gives effect to the Merger, the modification of the Mulder acquisition agreement and the implementation of the Company's GlobalShare programs, as if the transactions had occurred on January 1, 1998.

                                                    Three Months Ended March 31,
                                             -------------------------------------------
                                                 1999(1)(2)             1998(1)(2)
                                                ------------           ------------
Revenue                                      $91,704       100.0%   $73,990       100.0%
Operating expenses:
  Salaries and employee benefits (3)          61,758        67.3     52,361        70.8
  General and administrative expenses (4)     26,425        28.8     19,134        25.9
                                             -------       -----    -------       -----
     Total operating expenses                 88,183        96.1     71,495        96.7
                                             -------       -----    -------       -----
     Operating income                        $ 3,521         3.9%   $ 2,495         3.3%
                                             =======       =====    =======       =====

(1) The March 31, 1999 and 1998 consolidated statements of income have been adjusted by the following amounts to reflect the historical operations of
     HSI:

     Revenue                                $19,985  $28,053
     Salaries and employee benefits          15,836   19,720
     General and administrative expenses      6,209    8,437

(2) Excludes the $12.4 million non-recurring Mulder charge for the three months ended March 31, 1999. See further discussion in Note 3 above. In addition, $0.9 million and $1.4 million of deferred compensation expense relating to the acquisition has been excluded for the three months ended March 31, 1999 and 1998, respectively.

(3) Amount has been adjusted by $0.7 million for the three months ended March 31, 1998 to eliminate compensation expense representing the difference between the amount actually paid to management for bonuses over the amount which would have been paid under the Company's GlobalShare programs. The GlobalShare programs will issue options to managing partners and corporate officers in lieu of a portion of their annual cash performance bonus.

(4) Includes additional amortization related to acquired intangibles and goodwill arising from the Merger of $0.2 million and $0.3 million for the three months ended March 31, 1999 and 1998, respectively.

Pro Forma Combined Results of Operations for the Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     Revenue. Revenue increased $17.7 million, or 23.9%, to $91.7 million for the three months ended March 31, 1999 from $74.0 million for the three months ended March 31, 1998. This increase was primarily the result of a 10% increase in the number of confirmed searches and a 13% increase in the fees per search as the Company's strategic focus on working at the top level of executive search and higher levels of consultant productivity continued to drive performance.

     Salaries and employee benefits. Salaries and employee benefits increased $9.4 million, or 17.9%, to $61.8 million for the three months ended March 31, 1999 from $52.4 million for the three months ended March 31, 1998. As a percentage of revenue, salaries and employee benefits decreased from 70.8% to 67.3%. This was due to increased productivity from the higher-than-average number of search teams hired in 1998.

     General and administrative expenses. General and administrative expenses increased $7.3 million, or 38.1%, to $26.4 million for the three months ended March 31, 1999 from $19.1 million for the three months ended March 31, 1998. As a percentage of revenue, general and administrative expenses increased from 25.9% to 28.8%. This percentage increase was primarily due to an increase in costs of consulting services for the Company's technology initiatives and investment spending for new complementary business services, including LeadersOnline(TM), the Company's Internet-based search product; management audit; governance consulting; and interim executive placement.

Recent Event

     On April 30, 1999, the Company completed the public offering of an aggregate of 4.2 million shares of common stock at $14.00 per share, of which
3.7 million shares were offered by the Company and 500,000 shares were offered by selling stockholders. This resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $42.7 million to the Company and $6.5 million to the selling stockholders.

Liquidity and Capital Resources

     The Company evaluates its liquidity requirements, capital needs and availability of capital resources in view of plans for expansion and other operating needs. It has historically financed its operations primarily through internally generated funds, supplemented by sales of common stock to certain key employees and periodic borrowings under it credit facilities. The Company pays bonuses in December, except for its European offices, which pay bonuses in December and March. Employee bonuses are accrued when earned and are based on the performance of the respective employee and the Company.

     The Company believes that the net proceeds from the initial public offering and related sales of shares to employees pursuant to the GlobalShare Employee Share Purchase Program, together with funds expected to be generated from operations and its lines of credit, will be sufficient to finance the Company's operations for the foreseeable future. However, if the Company undertakes significant acquisitions it may need access to additional sources of debt or equity financing.

     The Company maintained cash and cash equivalents at March 31, 1999 and 1998 amounting to $20.7 million and $14.9 million, respectively. Towards these sums, cash flows from operating activities contributed $8.8 million for the three months ended March 31, 1999, reflecting non-cash expenses for the nonrecurring charge, depreciation and amortization, and a reduction in working capital offset by the net loss. For the three months ended March 31, 1998, cash flows from operating activities contributed $7.3 million, reflecting a reduction in working capital and non-cash expenses for depreciation and amortization.

     On February 26, 1999 H&S Inc. merged with and into HSI resulting in $8.2 million of cash being acquired.

   Cash flows used in financing activities were $0.9 million for the three months ended March 31, 1999 and cash flows provided by financing activities were $1.6 million for the three months ended March 31, 1998. The Company's financing activities consisted of borrowings and repayments under its lines of credit and payments to former stockholders from whom it had repurchased stock.

The Company has the following lines of credit:

1) $60.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001. The line of credit will reduce annually by $10.0 million on December 31, 1999 and 2000. There was $20.0 million outstanding under this line of credit at March 31, 1999. At its discretion, the Company may borrow either U.S. dollars on deposit in the United States ("U.S. Borrowings") or U.S. dollars or foreign currencies on deposit outside the United States ("Non-U.S. Borrowings"). Non-U.S. Borrowings bear interest at the then existing LIBOR plus a margin as determined by certain tests of the Company's financial condition (the "Applicable Margin"). U.S. Borrowings bear interest at the then existing prime rate.
     At March 31, 1999, the interest rate on the U.S. Borrowings was LIBOR plus the Applicable Margin, which sum equaled 6.2%. This line of credit replaced a $25.0 million line of credit which had been effective since October 1, 1997. There was $5.1 million outstanding under the line of credit at March 31, 1998 and the borrowings bore interest at LIBOR plus 1% or the prime rate, at the Company's discretion. At March 31, 1998, the interest rate on the borrowings was fixed at approximately 6.7%. The line of credit has certain financial covenants the Company must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows.

2) $4.9 million multicurrency line of credit. This facility will reduce to $1.1 million on May 1, 1999 and will terminate on May 31, 1999. The borrowings bear interest at the European OverNight Index Average ("EONIA") plus 100 basis points or LIBOR plus 100 basis points, depending on the currency of the borrowings. The borrowings can be drawn in Euros, ECU or British Pounds. At March 31, 1999, there was $4.4 million outstanding under the facility and the interest rate was 3.99%.

3) $10.5 million multicurrency line of credit, denominated in ECU expiring on July 1, 2002. The interest rate on this line of credit is LIBOR plus 1%. The line of credit has a financial requirement that the ratio of total debt to tangible net worth of the Company's European operations be less than 90%. The total outstanding balance was $4.9 million at March 31, 1999 and the interest rate was 4.1%. Investments greater than $2 million and sales of significant German assets are prohibited without prior written approval of the banks.

4) $1.2 million line of credit denominated in German Marks. The borrowings bear interest at a variable rate between 4.9% and 7.5% depending on the number of days the revelant borrowing is outstanding. At March 31, 1999 there was no balance outstanding.

      Capital expenditures amounted to $5.2 million and $3.4 million for the three months ended March 31, 1999 and 1998, respectively. These expenditures were primarily for systems development costs, office furniture and fixtures, leasehold improvements and computer equipment and software. The systems development costs relate primarily to the Integrated Global Information System ("IGIS") initiative. IGIS expenditures of $2.6 million and $2.4 million have been capitalized for the three months ended March 31, 1999 and 1998, respectively.

Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in systems failures or miscalculations causing disruptions of operations. The Company utilizes information technology to facilitate (i) its search processes communications with candidates and clients and (ii) its financial management systems and other support systems.

     The Company has formed a task force to evaluate and correct its Year 2000 issues and to assess the compliance of its suppliers. The Company is replacing systems that are not Year 2000 compliant. The IGIS systems scheduled to be deployed during the spring and summer of 1999 will be Year 2000 compliant. The Company currently has certification as to Year 2000 compliance from its key software suppliers.

     EDS has been retained as the Company's systems integrator and is conducting Year 2000 testing. The Company has a complete duplication of hardware and software to conduct on-site, realistic testing and is currently conducting its own tests of these systems. In addition, the Company's personnel are currently conducting testing and will continue to monitor and test the systems through the end of 1999. The Company has also specifically addressed its non-information technology related systems and believes that there will be no significant operational problems relating to the Year 2000 issue.

     The Company's primary business does not depend on material relationships with third party vendors, but the Company does utilize third party vendors for a number of functions, including its automated payroll functions, insurance and investment of pension funds. The Company is continuing formal communications with third party providers to determine the extent to which these third parties are moving toward Year 2000 compliance. The Company also utilizes third party on-line information services and the Internet to communicate and to retrieve information about potential candidates and clients. Failure of these third parties to have their systems timely converted may have a material adverse effect on the Company's operations.

     The Company anticipates completing the Year 2000 project not later than the third quarter of 1999. The Company has budgeted $1,000,000 in addition to the IGIS budget to be expensed as incurred, to address Year 2000 issues. The Company's total Year 2000 project cost estimates include the impact of third party Year 2000 issues.

     The following scenarios with respect to the Company's systems could occur:
(i) the software code may not be Year 2000 compliant, (ii) integration of upgrades may not be complete by the Year 2000 and (iii) the integration may be complete by the Year 2000 but not be fully tested or monitored prior to the Year 2000 such that testing and monitoring will uncover problems that the Company cannot remedy in a timely manner.

     The Company believes that failure to be Year 2000 compliant will not have a significant impact on its human resources functions. However, any failure of the financial systems to be Year 2000 compliant could hinder timely reporting of financial data and processing of financial information and cause delays to client billings and collections, as these functions would have to be performed manually using non-networked computers. Failure of search-related systems might force the Company to use older proprietary systems to conduct searches and might cause sorting problems, lowering productivity. If any non-information technology system is non-compliant, the Company will need to replace such a system.

     The Company's cost and timing estimates to achieve Year 2000 compliance were based on numerous assumptions about future events, including third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, costs of the retention of key staff, the ability to locate and correct all relevant computer codes, and similar uncertainties.

European Monetary Union

     Commencing January 1, 1999, eleven European countries entered into the European Monetary Union ("EMU") and introduced the Euro as a common currency. During a three-year transition period, the national currencies will continue to circulate, but their relative values will be fixed denominations of the Euro.

     The Company recognizes that there are risks and uncertainties associated with the conversion to the Euro including, but not limited to, an increasingly competitive European environment resulting from greater transparency of pricing, increased currency exchange rate risk, uncertainty as to tax consequences and the inability to update financial reporting systems on a timely basis.

     The Company is upgrading its systems to enable them to process transactions denominated in the Euro. The upgrade will allow the Company to utilize the Euro or local currency as needed. The upgrade is scheduled to be completed during 1999. The Company will later seek to adapt its systems to comply fully with the implications of the European single currency after January 1, 2002, when local currencies of EMU member countries are expected to be abolished. Failure to adapt information technology systems could have an adverse effect on the Company's financial condition and results of operations. The Company is also dependent on many third parties, including banks and other providers of information, for proper transaction clearance and reporting. If any of these systems are not appropriately upgraded to manage transactions denominated in the Euro, the Company's operations could be adversely affected.

     The Company can give no assurance that the Company or third parties on whom the Company depends will have in place in a timely manner the systems necessary to process Euro-denominated transactions. Moreover, any disruption of business or financial activity in European markets resulting from the conversion to the Euro may hurt the Company's business in those markets, resulting in lost revenues.

Recently Issued Accounting Standary

     During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting information about derivatives and hedging. The standard is effective for periods beginning after June 15, 1999 and will be adopted by the Company as of January 1, 2000. The Company expects that adoption of this Standard will have no material effect on its consolidated financial position, results of operations or on disclosures within the financial statements.

Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and executive search industry trends. Because such statements involve risks and uncertainties, actual actions and strategies, and the timing and expected results thereof, may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, maintenance of professional reputation and brand name, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, reliance on information management systems and the impact of Year 2000 issues, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's Registration Statement on Form S-1 (File No. 333-59931) as declared effective by the SEC on April 26, 1999.


PART II.  OTHER INFORMATION

Legal Proceedings

     From time to time the Company has been involved in litigation incidental to its business. The Company currently is not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on the Company's business, financial condition or results of operations. On April 23, 1999, the Company received a letter from an attorney representing a company for which a current Company employee had provided consulting services. This letter threatened litigation in connection with the Company's LeadersOnline(TM) venture asserting that certain aspects of the LeadersOnline(TM) website were prepared using confidential information learned by the employee while providing these consulting services. No action has yet been commenced against the Company regarding this matter. While the Company and its counsel are reviewing the assertions made in this letter, the Company currently believes that such assertions are without merit and intends to defend vigorously any litigation that may arise.

Use of Proceeds

     On April 30, 1999, the Company completed the public offering of an aggregate of 4.2 million shares of common stock at $14.00 per share, of which
3.7 million shares were offered by the Company and 500,000 shares were offered by selling stockholders. This resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $42.7 million to the Company and $6.5 million to the selling stockholders. The Company used approximately $11 million of the net proceeds to repay a portion of borrowings under its credit facilities. The Company will in the near term use the net proceeds to repay its remaining balance of approximately $7.3 million under its credit facilities and repay notes payable to former stockholders of approximately $3.8 million. In addition, the Company expects to spend $16.3 million of the net proceeds for IGIS technology enhancements over the course of the year. The remaining net proceeds will be used for funding of LeadersOnline(TM) and other complementary businesses, possible future acquisitions, working capital and general corporate purposes. The Company has currently invested the remaining net proceeds in short-term investment grade securities. The Company will receive no proceeds from the sale of the common stock in the offering by the selling stockholders.

Submission of Matters to a Vote of Security Holders

     In the three months ended March 31, 1999, by consent in lieu of meeting, the stockholders of HSI consented to (i) the adoption and approval of the Agreement and Plan of Merger, dated as of February 12, 1999 (the "Merger Agreement"), by and among HSI and H&S Inc., providing for, among other matters, the Merger of H&S Inc. with and into HSI, the amendment and restatement of the Certificate of Incorporation of HSI to read in its entirety as Annex I attached to the Merger Agreement, and the amendment and restatement of the By-Laws of HSI to read in its entirety as Annex II to the Merger Agreement, (ii) the election of David C. Anderson, Thomas J. Friel, David B. Kixmiller, Bengt Lejsved, Dr. Jurgen B. Mulder, Patrick S. Pittard, Gerard R. Roche, and Dr. John C. Viney to the Board of Directors of HSI to take office immediately prior to the effective time of the Merger and to serve in certain indicated classes of one, two or three years (other than such directors, no other directors existed whose term of office continued after the effective time of the Merger), and (iii) subject to the effectiveness of the Merger and the completion of the initial public offering of the Company's common stock, the amendment and restatement of the Company's Certificate of Incorporation providing for, among other things, an increase in the authorized number of shares of common stock to 100,000,000.

     With respect to the matters described in each of the items (i), (ii) and
(iii) above, the number of class A common stock votes cast for, against or withheld was 130,968, 0 and 0, respectively, and there were 13,548 abstentions, and the number of class B common stock votes for, against or withheld was 80,185, 0 and 0, respectively, and there were 0 abstentions.

Item 6. Exhibits

27.1 Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 1999.

                         Heidrick & Struggles International, Inc.
                            (Registrant)

                         By: /s/ Donald M. Kilinski
                          -----------------------------
                              Donald M. Kilinski
                             Chief Financial Officer