Form 10-Q
period 1999-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 1999-08-16
CIK 1066605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                        Commission File Number 0-25837


                   HEIDRICK & STRUGGLES INTERNATIONAL, INC.
                     -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                   Delaware                         36-2681268
                   --------                         ----------

        (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)          Identification Number)


                       233 South Wacker Drive-Suite 4200
                               Chicago, Illinois
                                   60606-6303
                                   ----------
                    (Address of Principal Executive Offices)

                                (312) 496-1200
                                --------------
              (Registrant's Telephone Number, Including Area Code)

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

The number of shares outstanding of the Company's common stock as of August 5, 1999 was 15,699,151

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION
 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 1999
           (Unaudited) and December 31, 1998                                  3

          Unaudited Consolidated Statements of Income for
           the three months and six months ended June 30,
           1999 and 1998                                                      5

          Unaudited Consolidated Statement of Stockholders'
           Equity for the six months ended June 30, 1999                      6

          Unaudited Consolidated Statements of Cash Flows
           for the six months ended June 30, 1999 and 1998                    7

          Unaudited Notes to Consolidated Financial
           Statements                                                         8

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               13


PART II.  OTHER INFORMATION                                                  20

SIGNATURE                                                                    20

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                          June 30,       December 31,
                                                                           1999             1998
                                                                       -----------      -------------
                                                                       (unaudited)
Current assets:

  Cash and cash equivalents                                               $ 65,737          $ 10,428
  Accounts receivable, net of allowance for doubtful accounts               79,216            40,816
  Other receivables                                                          3,163             2,862
  Notes receivable from affiliate                                                -             1,900
  Prepaid expenses                                                           3,654             1,771
  Prepaid income taxes                                                           -             3,575
  Deferred income taxes                                                     15,860             8,871
                                                                          --------          --------
      Total current assets                                                 167,630            70,223
                                                                          --------          --------
Property and equipment, net                                                 46,623            24,778
                                                                          --------          --------

Other assets:

  Cash and investments designated for nonqualified retirement plans         30,924            13,552
  Investment in Heidrick & Struggles International, Inc.                         -             4,766
  Investments and other assets                                              12,544                 -
  Deferred income taxes                                                      5,483             1,776
  Goodwill and other intangibles, net                                       45,376             8,055
                                                                          --------          --------
     Total other assets                                                     94,327            28,149
                                                                          --------          --------
     Total assets                                                         $308,580          $123,150
                                                                          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                           June 30,         December 31,
                                                                             1999               1998
                                                                          -----------       ------------
                                                                          (unaudited)
Current liabilities:

  Short-term debt                                                          $      -             $ 22,000
  Current maturities of long-term debt                                        4,070                2,547
  Accounts payable                                                            9,649                2,918
  Accrued expenses-
     Salaries and employee benefits                                          94,375               27,165
     Other                                                                   15,704                7,401
  Income taxes payable                                                        1,878                    -
                                                                           --------             --------
     Total current liabilities                                              125,676               62,031
                                                                           --------             --------

Long-term debt, less current maturities                                       2,024                5,150
                                                                           --------             --------
Liability for nonqualified retirement plans                                  28,555               11,358
                                                                           --------             --------
Mandatorily redeemable common and preferred stock
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued at December 31, 1998.                                         -                    -
  Common stock, $.01 par value, 100,000,000 shares authorized at
   December 31, 1998, of which 7,910,850 and 2,873,870 shares
   were issued and outstanding, respectively.                                     -               44,611
                                                                           --------              -------
   Total mandatorily redeemable common and preferred stock                        -               44,611
                                                                           --------              -------
Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued at June 30, 1999.                                             -                    -
  Common stock, $.01 par value, 100,000,000 shares authorized, of which
   15,699,151 shares where issued and outstanding at June 30, 1999              157                    -
  Additional paid-in capital                                                121,887                    -
  Retained earnings                                                          26,343                    -
  Cumulative foreign currency translation adjustment                         (1,437)                   -
  Unrealized gain on available-for-sale investments (net of tax)              5,375                    -
                                                                           --------             --------
     Total stockholders' equity                                             152,325                    -
                                                                           --------             --------

     Total liabilities, mandatorily redeemable common and preferred
       stock and stockholders' equity                                      $308,580             $123,150
                                                                           ========             ========

       The accompanying notes are an integral part of these consolidated financial statements.


                                       4

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                      ---------------------------    ---------------------------
                                                          1999           1998            1999           1998
                                                      ------------   ------------    ------------   ------------
Revenue                                                 $108,612        $52,778        $180,331        $98,715
                                                        --------        -------        --------        -------
Operating expenses:
     Salaries and employee benefits                       73,110         37,852         119,952         72,613
     General and administrative expenses                  27,163         12,184          47,147         22,533
     Nonrecurring charge                                     -              -            12,420            -
                                                        --------        -------        --------        -------
          Total operating expenses                       100,273         50,036         179,519         95,146
                                                        --------        -------        --------        -------
          Operating income                                 8,339          2,742             812          3,569
                                                        --------        -------        --------        -------

Non-operating income (expense):
    Interest income                                          418            250             580            405
    Interest expense                                        (417)           (62)           (850)          (118)
    Other, net                                                64            200              78           (164)
                                                        --------        -------        --------        -------
          Net non-operating income (expense)                  65            388            (192)           123
                                                        --------        -------        --------        -------

Equity in net loss of affiliate                              -             (729)           (630)          (906)
                                                        --------        -------        --------        -------

          Income (loss) before income taxes                8,404          2,401             (10)         2,786
Provision for income taxes                                 3,791          1,161           5,489          1,346
                                                        --------        -------        --------       -------
          Net income (loss)                             $  4,613        $ 1,240        $ (5,499)      $  1,440
                                                        ========        =======        ========       ========

Basic earnings (loss) per common share                  $   0.33        $  0.46        $  (0.55)      $   0.53
                                                        ========        =======        ========       ========
Basic weighted average common shares outstanding          14,113          2,680          10,019          2,709
                                                        ========        =======        ========       ========
Diluted earnings (loss) per common share                $   0.33        $  0.46        $  (0.55)      $   0.53
                                                        ========        =======        ========       ========
Diluted weighted average common shares outstanding        14,141          2,680          10,019          2,710
                                                        ========        =======        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                                                              Accumulated
                                                                                                 Other
                                                                                                Compre-
                                                          Additional                            hensive
                                                 Common    Paid-in    Treasury    Retained      Income
                                                  Stock    Capital      Stock     Earnings      (Loss)        Total
                                                 ------    -------    --------    --------    -----------    --------
Balance as of December 31, 1998(1)                 $ 79    $ 28,564   $(16,471)   $(12,769)      $  597      $      -
Treasury and common stock transactions:
  Stock issued for Merger                            29      26,581     16,471           -            -        43,081
  Stock issued in initial public offering            42      52,334          -           -            -        52,376
  Stock issued to employees                           7      14,408          -           -            -        14,415
  Release of book value restriction                   -           -          -      44,611            -        44,611
Comprehensive income (loss)
  Net loss                                            -           -          -      (5,499)           -        (5,499)
  Other comprehensive income, net of tax
      Unrealized gain on available-for-sale
        investments                                   -           -          -           -        3,689         3,689
      Foreign currency translation adjustments        -           -          -           -         (348)         (348)
                                                   ----    --------   --------    --------       ------      --------
Balance as of June 30, 1999 (unaudited)            $157    $121,887   $      -    $ 26,343       $3,938      $152,325
                                                   ====    ========   ========    ========       ======      ========

(1) Mandatorily redeemable

  The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Cash flows from operating activities
 Net income (loss)                                         $ (5,499)  $  1,440
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                              4,233      1,872
   Loss (gain) on sale of property and equipment                (12)       463
   Deferred income taxes                                       (673)      (351)
   Equity in net loss of affiliate                              630        906
   Stock based compensation                                      -          31
   Nonrecurring compensation charge                          12,420         -
   Changes in assets and liabilities:
    Trade and other receivables                             (22,009)   (11,439)
    Other assets                                                935       (603)
    Accounts payable                                          3,986        264
    Accrued expenses                                         32,702     30,835
    Income taxes payable                                      1,094     (4,526)
    Liability for nonqualified retirement plans                 848         93
                                                           --------   --------
      Net cash provided by operating activities              28,655     18,985
                                                           --------   --------

Cash flows from investing activities
 Acquisitions                                                    -      (3,060)
 Purchases of securities for nonqualified retirement plan      (232)    (1,049)
 Purchases of property and equipment                        (12,300)    (7,326)
 Cash acquired in merger transaction with HSI                 8,166         -
 Other investing activities                                    (176)         5
                                                           --------   --------
      Net cash used in investing activities                  (4,542)   (11,430)
                                                           --------   --------

Cash flows from financing activities
 Net proceeds from issuance of common stock                  61,708         -
 Proceeds from debt                                          12,075      5,148
 Payments of debt                                           (41,868)    (4,014)
                                                           --------   --------
     Net cash provided by financing activities               31,915      1,134
                                                           --------   --------

Effect of foreign currency exchange rates on cash
 and cash equivalents                                          (719)      (254)
                                                           --------   --------

Net increase in cash and cash equivalents                    55,309      8,435

Cash and cash equivalents:
 Beginning of period                                         10,428     10,074
                                                           --------   --------
 End of period                                             $ 65,737   $ 18,509
                                                           ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

           Heidrick & Struggles International, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
              (In thousands, except share and per share figures)
                                  (Unaudited)


1.  Interim Financial Data

     The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries, ("the Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1999, and December 31, 1998, the results of operations for the three months and six months ended June 30, 1999 and 1998, stockholders' equity for the six months ended June 30, 1999, and cash flows for the six months ended June 30, 1999 and 1998. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Company's independent public accountants. These financial statements and notes are to be read in conjunction with the Company's Registration Statement on Form S-1 (File No. 333-59931), as declared effective by the Securities and Exchange Commission on April 26, 1999.


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

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)


     The unaudited condensed consolidated pro forma results of operations data for the three months and six months ended June 30, 1999 and 1998, as if the Merger had occurred on January 1, 1999 and 1998, respectively, is as follows:


                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ---------------------------     -------------------------
                                                 1999               1998         1999             1998
                                               --------           --------     --------         --------
Revenue                                        $108,612           $ 84,180     $200,316         $158,170
                                               --------           --------     --------         --------
Operating expenses:
    Salaries and employee benefits               73,110             60,397      135,788          114,878
    General and administrative expenses          27,163             20,194       53,588           39,328
    Nonrecurring charge                             -                  _         12,420               -
                                               --------           --------     --------         --------
        Total operating expenses                100,273             80,591      201,796          154,206
                                               --------           --------     --------         --------
        Operating income (loss)                   8,339              3,589       (1,480)           3,964
                                               --------           --------     --------         --------

Net non-operating income (expense)                   65             (2,959)        (248)          (3,377)
                                               --------           --------     --------         --------

        Income (loss) before income taxes         8,404                630       (1,728)             587
Provision for income taxes                        3,791              1,414        5,252            1,972
                                               --------           --------     --------         --------
        Net income (loss)                      $  4,613           $   (784)    $ (6,980)        $ (1,385)
                                               ========           ========     ========         ========



3.  Nonrecurring Charge

     During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $0.3 million of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that the remaining cash (plus interest) would be paid within 90 days of the completion of the Merger and 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of HSI, at $5.2 million) were issued to such Mulder partners immediately after the Merger. During the six months ended June 30, 1999, the Company paid the remaining $4.3 million cash due, issued 428,452 shares of the Company's common stock and wrote off $2.9 million of deferred compensation assets resulting in a total compensation charge of $12.4 million.


4.  Basic and Diluted Earnings (Loss) Per Share

     Basic earnings (loss) per common share is computed by dividing net income
(loss) by weighted average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted.

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)



   The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share ("EPS"):



                                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                                   ---------------------------             -------------------------
                                                                       1999           1998                    1999           1998
                                                                     --------       --------                --------       --------
Basic EPS

Income (loss) available to common stockholders                       $  4,613       $  1,240                $ (5,499)      $  1,440
Weighted average common shares outstanding                             14,113          2,680                  10,019          2,709
                                                                     --------       --------                --------       --------
Basic EPS                                                            $   0.33       $   0.46                $  (0.55)      $   0.53
                                                                     ========       ========                ========       ========

Diluted EPS

Income (loss) available to common stockholders                       $  4,613       $  1,240                $ (5,499)      $  1,440
                                                                     ========       ========                ========       ========
Weighted average common shares outstanding                             14,113          2,680                  10,019          2,709
Dilutive effect of common stock options                                    28            -                       -                1
                                                                     --------       --------                --------       --------
Weighted average diluted common shares outstanding                     14,141          2,680                  10,019          2,710
                                                                     --------       --------                --------       --------
Diluted EPS                                                          $   0.33       $   0.46                $  (0.55)      $   0.53
                                                                     ========       ========                ========       ========

   The share amounts in the table above reflect a 15.8217 for 1 stock split
approved by the Board of Directors on March 26, 1999.   Furthermore, the Company
filed amendments to the Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares and to authorize a class of preferred stock of 10,000,000 shares. On February 11, 1999, the Board of Directors adopted, and on February 12, 1999, the stockholders approved, these amendments. The financial statements, including the number of shares of common stock authorized, issued and outstanding, have been retroactively restated for the effect of this split and the amendments to the Certificate of Incorporation.

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

Total comprehensive income is as follows:


                                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                                   ---------------------------             -------------------------
                                                                       1999           1998                    1999           1998
                                                                     --------       --------                --------       --------

Net income (loss)                                                    $  4,613       $  1,240                $ (5,499)      $  1,440
                                                                     --------       --------                --------       --------
Other comprehensive income, before tax:
  Foreign currency translation adjustment                                (551)           541                    (541)           621
  Unrealized gain on available-for-sale investments                     1,188            163                   6,360          1,071
                                                                     --------       --------                --------       --------
Other comprehensive income, before tax                                    637            704                   5,819          1,692
Income tax expense related to items of other comprehensive
  income                                                                  301            305                   2,478            720
                                                                     --------       --------                --------       --------
Other comprehensive income, net of tax                                    336            399                   3,341            972
                                                                     --------       --------                --------       --------
Comprehensive income (loss)                                          $  4,949       $  1,639                $ (2,158)      $  2,412
                                                                     ========       ========                ========       ========

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)


6.  Segment Information

  Management views the operations of the Company through the following geographic segments:

                              Three Months Ended June 30,    Six Months Ended June 30,
                              ---------------------------   --------------------------
                                  1999           1998           1999          1998
                                --------       --------       --------       -------
Revenue:
     United States              $ 65,079       $ 45,495       $117,789       $84,704
     Europe                       34,265            -           46,297           -
     Other International           9,268          7,283         16,245        14,011
                                --------       --------       --------       -------
          Total                 $108,612       $ 52,778       $180,331       $98,715
                                ========       ========       ========       =======


Operating income (loss):
     United States              $ 10,976       $  6,468       $ 18,778       $10,335
     Europe                        1,234            -           (9,574)          -
     Other International           1,645           (480)         1,846          (774)
     Corporate unallocated        (5,516)        (3,246)       (10,238)       (5,992)
                                --------       --------       --------       -------
          Total                 $  8,339       $  2,742       $    812       $ 3,569
                                ========       ========       ========       =======


                                  As of          As of
                                June 30,      December 31,
                                  1999           1998
                                --------      -----------
Identifiable Assets
     United States              $ 99,609       $ 78,882
     Europe                       81,654            -
     Other International          17,972         14,287
     Corporate unallocated       109,345         29,981
                                --------       --------
          Total                 $308,580       $123,150
                                ========       ========


7.  Initial Public Offering

   On April 26, 1999, the SEC declared effective the Company's Registration Statement on Form S-1 (File No. 333-59931) relating to the public offering of
4.2 million shares of the Company's common stock and on April 27, 1999, the Company's common stock began trading on the Nasdaq National Market under the symbol "HSII".

   On April 30, 1999, the Company completed the public offering of an aggregate of 4.2 million shares of common stock at $14.00 per share, of which 3.7 million shares were offered by the Company and 500,000 shares were offered by selling stockholders. In addition, on June 1, 1999, the Company completed the offering of an additional 505,000 shares of common stock which arose from the exercise of a portion of the over-allotment option granted to certain underwriters of the initial public offering. These offerings resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $52.4 million to the Company and $6.5 million to the selling stockholders. See Part II "Use of Proceeds".

   The Company's mandatory redemption feature on its common stock terminated as a result of the completion of the initial public offering.

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)


8.   Pending Merger

     On June 6, 1999, the Company signed a letter of intent to acquire Sullivan & Company ("Sullivan"), an executive search firm that specializes in the financial services industry. The Company expects to issue 964,000 shares of its common stock in exchange for all of the outstanding stock of Sullivan. The transaction would qualify as a tax-free exchange and would be accounted for with pooling of interests accounting. The Company expects to incur merger costs of between $2.3 million and $3.5 million, which includes a non-cash charge for accelerated vesting of an employee equity ownership program in place at Sullivan. It is expected that this transaction will close in the third quarter of 1999. In 1998, Sullivan had revenues of $12.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     The Company is the leading global executive search firm and believes that, based on comparative revenues, it is the largest executive search firm in the world. The Company offers and conducts executive search services through its global network of offices to a broad range of clients, including Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations, and other leading private and public entities.

     From the time of founding in 1953 until 1984, H&S Inc. and HSI operated under a single ownership structure. In 1984, H&S Inc. consummated a spin-off of HSI to its European partners while retaining a significant equity interest. As discussed in Note 2 above, H&S Inc. and HSI consummated the Merger on February 26, 1999 in order to reunite the two companies into a single ownership structure.

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

Results of Operations

   The following table summarizes the results of the Company's operations for the three months and six months ended June 30, 1999 and 1998 as a percentage of revenue:

                                               Three Months      Six Months
                                              Ended June 30,    Ended June 30,
                                              --------------    --------------
                                              1999     1998     1999     1998
                                              -----    -----    -----    -----
Revenue                                       100.0 %  100.0 %  100.0 %  100.0 %
Operating expenses:
     Salaries and employee benefits            67.3     71.7     66.5     73.6
     General and administrative expenses       25.0     23.1     26.1     22.8
     Nonrecurring charge                        -        -        6.9      -
                                              -----    -----    -----    -----
          Total operating expenses             92.3     94.8     99.5     96.4
                                              -----    -----    -----    -----
          Operating income                      7.7      5.2      0.5      3.6
                                              -----    -----    -----    -----
Non-operating income (expense)
     Interest income                            0.4      0.5      0.3      0.4
     Interest expense                          (0.4)    (0.1)    (0.5)    (0.1)
     Other, net                                 0.1      0.4      -       (0.2)
                                              -----    -----    -----    -----
          Net non-operating income (expense)    0.1      0.8     (0.2)     0.1
                                              -----    -----    -----    -----

Equity in net loss of affiliate                 -       (1.4)    (0.3)    (0.9)
                                              -----    -----    -----    -----
     Income before income taxes                 7.8      4.6      -        2.8
Provision for income taxes                      3.5      2.2      3.0      1.4
                                              -----    -----    -----    -----
     Net income (loss)                          4.3 %    2.4 %   (3.0)%    1.4 %
                                              =====    =====    =====    =====

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

   Revenue. Revenue increased $55.8 million, or 105.8%, to $108.6 million for the three months ended June 30, 1999 from $52.8 million for the three months ended June 30, 1998. This increase was primarily the result of the Merger, which contributed $34.3 million in revenue for the three months ended June 30, 1999. Excluding HSI, revenue increased by 40.9%. Continued strong demand for the Company's services across a number of industries, especially technology and e-commerce, aggressive business development activities, and an increase in the number of consultants all contributed to the revenue growth as the number of confirmed searches increased. In addition, fees per search were higher as the Company's strategic focus on working at the top level of executive search and higher levels of consultant productivity continued to drive performance.

   Salaries and employee benefits. Salaries and employee benefits increased $35.2 million, or 93.1%, to $73.1 million for the three months ended June 30, 1999 from $37.9 million for the three months ended June 30, 1998. This increase was primarily the result of the Merger, which contributed $23.2 million in salaries and employee benefits for the three months ended June 30, 1999. Excluding HSI, as a percentage of revenue, salaries and employee benefits decreased from 71.7% to 67.1%. This was due to increased search consultant productivity, greater leveraging of the support staff and a change in the bonus structure for management that replaces a portion of cash incentive compensation with options.

     General and administrative expenses. General and administrative expenses increased $15.0 million, or 122.9%, to $27.2 million for the three months ended June 30, 1999 from $12.2 million for the three months ended June 30, 1998. This increase was primarily the result of the Merger, which contributed $10.4 million in general and administrative expenses for the three months ended June 30, 1999. Excluding HSI, as a percentage of revenue, general and administrative expenses decreased from 23.1% to 22.5%. This percentage decrease was primarily a result of the growth in revenue in the quarter outpacing increases in fixed operating costs, costs of consulting services for the Company's technology initiatives and investment spending for new complementary business services.

     Net non-operating income (expense). Net non-operating income decreased $323,000, or 83.2%, to $65,000 for the three months ended June 30, 1999 from $388,000 for the three months ended June 30, 1998. This was due to an increase in interest expense related to borrowings under the Company's line of credit partially offset by an increase in interest income.


Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     Revenue. Revenue increased $81.6 million, or 82.7%, to $180.3 million for the six months ended June 30, 1999 from $98.7 million for the six months ended June 30, 1998. This increase was primarily the result of the Merger, which contributed $46.3 million in revenue for the six months ended June 30, 1999. Excluding HSI, revenue increased by 35.8%. Strong demand for the Company's services across a number of industries, especially technology and e-commerce, aggressive business development activities and an increase in the number of consultants all contributed to the revenue growth as the number of confirmed searches increased. In addition, fees per search increased as the Company's strategic focus on working at the top level of executive search and higher levels of consultant productivity continued to drive performance.

     Salaries and employee benefits. Salaries and employee benefits increased $47.4 million, or 65.2%, to $120.0 million for the six months ended June 30, 1999 from $72.6 million for the six months ended June 30, 1998. This increase was primarily the result of the Merger, which contributed $30.5 million in salaries and employee benefits for the six months ended June 30, 1999. Excluding HSI, as a percentage of revenue, salaries and employee benefits decreased from 73.6% to 66.7%. This was due to increased search consultant productivity, better leveraging of the support staff and a change in the bonus structure for management that replaces a portion of cash incentive compensation with options.

     General and administrative expenses. General and administrative expenses increased $24.6 million, or 109.2%, to $47.1 million for the six months ended June 30, 1999 from $22.5 million for the six months ended June 30, 1998. This increase was primarily the result of the Merger, which contributed $13.8 million in general and administrative expenses for the six months ended June 30, 1999. Excluding HSI, as a percentage of revenue, general and administrative expenses increased from 22.8% to 24.9%. This percentage increase was primarily due to an increase in costs of consulting services for the Company's technology initiatives and investment spending for new complementary business services.

     Nonrecurring charge. During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. See Note 3 above for further details.

     Net non-operating income (expense). For the six months ended June 30, 1999, net non-operating expense was $192,000 versus net non-operating income of $123,000 for the six months ended June 30, 1998. The change was due to an increase in interest expense related to borrowings under the Company's line of credit partially offset by an increase in interest income.

Pro Forma Combined Results of Operations

     The following table provides pro forma combined results of operations as well as such data as a percentage of revenue of the Company for the three months and six months ended June 30, 1999 and 1998. The data gives effect to the Merger, the modification of the Mulder acquisition agreement and the implementation of the Company's GlobalShare programs, as if the transactions had occurred on January 1, 1998.

                                                 Three Months Ended June 30,                     Six Months Ended June 30,
                                         ------------------------------------------      ------------------------------------------
                                                1999                1998 (1)(2)             1999 (1)(2)              1998 (1)(2)
                                         ------------------      ------------------      ------------------      ------------------
Revenue                                  $ 108,612   100.0%      $  84,180   100.0%      $ 200,316   100.0%      $ 158,170   100.0%
                                         ---------   -----       ---------   -----       ---------   -----       ---------   -----
Operating expenses:
  Salaries and employee benefits (3)        73,110    67.3          58,476    69.5         134,868    67.3         110,837    70.1
  General and administrative expenses (4)   27,163    25.0          20,194    24.0          53,588    26.8          39,328    24.9
                                         ---------   -----       ---------   -----       ---------   -----       ---------   -----
    Total operating expenses               100,273    92.3          78,670    93.5         188,456    94.1         150,165    95.0
                                         ---------   -----       ---------   -----       ---------   -----       ---------   -----
    Operating income                     $   8,339     7.7%      $   5,510     6.5%      $  11,860     5.9%      $   8,005     5.0%
                                         =========   =====       =========   =====       =========   =====       =========   =====

(1) The June 30, 1999 and 1998 consolidated statements of income have been adjusted by the following amounts to reflect the historical operations of
     HSI:

                                             Three Months Ended June 30,                    Six Months Ended June 30,
                                          ---------------------------------            ----------------------------------
                                               1999                1998                     1999               1998
                                          --------------      --------------           --------------      --------------
        Revenue                                     --             $31,402                  $19,985             $59,455
        Salaries and employee benefits              --              22,545                   15,836              42,265
        General and administrative expenses         --               7,661                    6,209              16,098

(2) Excludes the $12.4 million nonrecurring Mulder charge for the six months ended June 30, 1999. See further discussion in Note 3 above. In addition, $1.2 million, $0.9 million and $2.6 million of deferred compensation expense relating to the acquisition has been excluded for the three months ended June 30, 1998 and for the six months ended June 30, 1999 and 1998, respectively.

(3) Amount has been adjusted by $0.7 million and $1.4 million for the three months and six months ended June 30, 1998, respectively, to eliminate compensation expense representing the difference between the amount actually paid to management for bonuses over the amount which would have been paid under the Company's GlobalShare programs. One of the plans within GlobalShare allows the Company to issue options to management in lieu of a portion of their annual cash performance bonus.

(4) Includes additional amortization related to acquired intangibles and goodwill arising from the Merger of $0.3 million, $0.2 million and $0.7 million for the three months ended June 30, 1998 and for the six months ended June 30, 1999 and 1998, respectively.


Pro Forma Combined Results of Operations for the Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

   Revenue. Revenue increased $24.4 million, or 29.0%, to $108.6 million for the three months ended June 30, 1999 from $84.2 million for the three months ended June 30, 1998. Continued strong demand for the Company's services across a number of industries, especially technology and e-commerce, aggressive business development activities and an increase in the number of consultants all contributed to the revenue growth as the number of confirmed searches increased 12%. In addition, fees per search increased 15% as the Company's strategic focus on working at the top level of executive search and higher levels of consultant productivity continued to drive performance.

   Salaries and employee benefits. Salaries and employee benefits increased $14.6 million, or 25.0%, to $73.1 million for the three months ended June 30, 1999 from $58.5 million for the three months ended June 30, 1998. As a percentage of revenue, salaries and employee benefits decreased from 69.5% to 67.3%. This was due to increased search consultant productivity and greater leveraging of the support staff.

   General and administrative expenses. General and administrative expenses increased $7.0 million, or 34.5%, to $27.2 million for the three months ended June 30, 1999 from $20.2 million for the three months ended June 30, 1998. As a percentage of revenue, general and administrative expenses increased from 24.0% to 25.0%. This percentage increase was primarily due to an increase in costs of consulting services for the Company's technology initiatives and investment spending for new complementary business services.

Liquidity and Capital Resources

     The Company evaluates its liquidity requirements, capital needs and availability of capital resources based on its plans for expansion and other operating needs. It historically has financed its operations primarily through internally generated funds, supplemented by sales of common stock to certain key employees and periodic borrowings under it credit facilities. The Company has historically paid bonuses in December. Employee bonuses are accrued when earned and are based on the performance of the respective employee and the Company.

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

     The Company maintained cash and cash equivalents at June 30, 1999 and 1998 amounting to $65.7 million and $18.5 million, respectively. Towards these sums, cash flows from operating activities contributed $28.7 million for the six months ended June 30, 1999, reflecting an increase in net income excluding the nonrecurring charge of $12.4 million, a majority of which was non cash, a decrease in working capital, and an increase in depreciation and amortization. For the six months ended June 30, 1998, cash flows from operating activities contributed $19.0 million, reflecting a reduction in working capital and non-cash expenses for depreciation and amortization.

     On February 26, 1999, H&S Inc. merged with and into HSI resulting in $8.2 million of cash being acquired. On June 26, 1998, the Company purchased selected assets and liabilities of Fenwick Partners, Inc. for approximately $6.1 million in cash and notes.

     Cash flows provided by financing activities were $31.9 million for the six months ended June 30, 1999, resulting primarily from the estimated net proceeds raised in the initial public offering of $52.4 million and the related sales of shares to employees pursuant to the Company's GlobalShare program of $9.3 million, offset by $41.9 million used to repay the Company's lines of credit. Cash flows provided by financing activities were $1.1 million for the six months ended June 30, 1998, resulting from the Company's net repayments under its lines of credit and payments to former stockholders from whom it had repurchased stock.

     The Company has a $60.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001. The line of credit will reduce annually by $10.0 million on December 31, 1999 and 2000. There was no balance outstanding under this line of credit at June 30, 1999. At its discretion, the Company may borrow either U.S. dollars on deposit in the United States ("U.S. Borrowings") or U.S. dollars or foreign currencies on deposit outside the United States ("Non-U.S. Borrowings"). Non-U.S. Borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of the Company's financial condition (the "Applicable Margin"). U.S. Borrowings bear interest at the then-existing prime rate. This line of credit replaced a $25.0 million line of credit, which had been effective since October 1, 1997. There was $5.1 million outstanding under the line of credit at June 30, 1998 and the borrowings bore interest at LIBOR plus 1% or the prime rate, at the Company's discretion. At June 30, 1998, the interest rate on the borrowings was fixed at approximately 6.7%. The line of credit has certain financial covenants the Company must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows.

     Capital expenditures amounted to $12.3 million and $7.3 million for the six months ended June 30, 1999 and 1998, respectively. These expenditures were primarily for systems development costs, office furniture and fixtures, leasehold improvements, and computer equipment and software. The systems development costs relate primarily to the Integrated Global Information System ("IGIS") initiative. IGIS expenditures of $6.3 million and $4.6 million have been capitalized for the six months ended June 30, 1999 and 1998, respectively.

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

     The Company has formed a task force to evaluate and correct its Year 2000 issues and to assess the compliance of its suppliers. The Company is replacing systems that are not Year 2000 compliant. The IGIS systems currently being deployed will be Year 2000 compliant. The Company currently has certification as to Year 2000 compliance from its key software suppliers.

     EDS has been retained as the Company's systems integrator and is conducting Year 2000 testing. The Company has a complete duplication of hardware and software to conduct on-site, realistic testing and is currently conducting its own tests of these systems. In addition, the Company's personnel are currently conducting testing and will continue to monitor and test the systems through the end of 1999. The Company also has specifically addressed its non-information technology-related systems and believes that there will be no significant operational problems relating to the Year 2000 issue.

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

     The Company anticipates completing the Year 2000 project during the third quarter of 1999. The Company has budgeted $1,000,000 in addition to the IGIS budget to be expensed as incurred, to address Year 2000 issues. The Company's total Year 2000 project cost estimates include the impact of third party Year 2000 issues.

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

     The Company believes that failure to be Year 2000 compliant will not have a significant impact on its human resources functions. However, any failure of the financial systems to be Year 2000 compliant could hinder timely reporting of financial data and processing of financial information and cause delays to client billings and collections as these functions would have to be performed manually using non-networked computers. Failure of search-related systems might force the Company to use older proprietary systems to conduct searches and might cause sorting problems, lowering productivity. If any non-information technology system is non-compliant, the Company will need to replace such a system.

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

Recently Issued Accounting Standards

   During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting information about derivatives and hedging. FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," in 1999, which deferred the effective date of SFAS No. 133 for one year. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of January 1, 2001. The Company expects that adoption of this Standard will have no material effect on its consolidated financial position or results of operations.


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

   Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, maintenance of professional reputation and brand name, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, reliance on information management systems and the impact of Year 2000 issues, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's recent filings, which are on record with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


Legal Proceedings

   From time to time the Company has been involved in litigation incidental to
its business.   With exception to the litigation outlined in the Company's Form
10-Q filed on May 17, 1999, the Company currently is not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on the Company's business, financial condition or results of operations.


Use of Proceeds

   On April 30, 1999, the Company completed the public offering of an aggregate of 4.2 million shares of common stock at $14.00 per share, of which 3.7 million shares were offered by the Company and 500,000 shares were offered by selling stockholders. In addition, on June 1, 1999, the Company completed the offering of an additional 505,000 shares of common stock which arose from the exercise of a portion of the over-allotment option granted to certain underwriters of the initial public offering. These offerings resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $52.4 million to the Company and $6.5 million to the selling stockholders. The Company used approximately $18.4 million of the net proceeds to repay a portion of borrowings under its credit facilities. The Company will in the near term use the net proceeds to repay notes payable to former stockholders of approximately $3.8 million. In addition, the Company expects to spend $16.3 million of the net proceeds for IGIS technology enhancements over the course of the year. The remaining net proceeds will be used for funding of LeadersOnline/TM/ and other complementary businesses, possible future acquisitions, working capital and general corporate purposes. The Company has currently invested the remaining net proceeds in short-term investment grade securities. The Company received no proceeds from the sale of the common stock in the offering by the selling stockholders.


SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 1999.

               Heidrick & Struggles International, Inc.
                 (Registrant)

               By: /s/ Donald M. Kilinski
               ---------------------------------
                 Donald M. Kilinski
                 Chief Financial Officer