Form 10-Q
period 1999-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 1999-11-15
CIK 1066605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                        Commission File Number 0-25837


                   HEIDRICK & STRUGGLES INTERNATIONAL, INC.
            -------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Company's common stock as of November 5, 1999 was 16,663,151.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 1999
             (Unaudited) and December 31, 1998                            3

           Unaudited Consolidated Statements of Income for the
             three months and nine months ended September 30, 1999
             and 1998                                                     5

           Unaudited Consolidated Statement of Stockholders'
             Equity for the nine months ended September 30, 1999          6

           Unaudited Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1999 and 1998        7

           Unaudited Notes to Consolidated Financial
             Statements                                                   8

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14

PART II.   OTHER INFORMATION                                             21

SIGNATURE                                                                22

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                             September 30,            December 31,
                                                                                 1999                     1998
                                                                             -------------            ------------
                                                                              (unaudited)
Current assets:

     Cash and cash equivalents                                                  $  109,529              $   11,521

     Accounts receivable, net of allowance for doubtful accounts                    86,207                  42,292

     Other receivables                                                               3,349                   2,862

     Notes receivable from affiliate                                                   -                     1,900

     Prepaid expenses                                                                4,518                   1,837

     Prepaid income taxes                                                             -                      3,063

     Deferred income taxes                                                          15,228                   8,871
                                                                             -------------            ------------
          Total current assets                                                     218,831                  72,346
                                                                             -------------            ------------
Property and equipment, net                                                         50,949                  27,054
                                                                             -------------            ------------

Other assets:
     Cash and investments designated for nonqualified retirement plans              31,521                  13,552

     Investment in Heidrick & Struggles International, Inc.                            -                     4,766

     Investments and other assets                                                    5,896                     353

     Deferred income taxes                                                           7,058                   2,649

     Goodwill and other intangibles, net                                            44,982                   8,055
                                                                             -------------            ------------
          Total other assets                                                        89,457                  29,375
                                                                             -------------            ------------
          Total assets                                                          $  359,237              $  128,775
                                                                             =============            ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                     September 30,   December 31,
                                                                         1999            1998
                                                                     -------------   ------------
                                                                      (unaudited)
Current liabilities:
    Short-term debt                                                    $      -        $ 22,000
    Current maturities of long-term debt                                  3,893           2,847
    Accounts payable                                                      8,456           3,487
    Accrued expenses-
        Salaries and employee benefits                                  132,899          27,893
        Other                                                            17,990           8,165
    Income taxes payable                                                  5,997               -
                                                                       --------        --------
        Total current liabilities                                       169,235          64,392
                                                                       --------        --------

Long-term debt, less current maturities                                   1,591           6,350
                                                                       --------        --------
Liability for nonqualified retirement plans                              29,341          11,358
                                                                       --------        --------
Other long-term liabilities                                                   -           2,253
                                                                       --------        --------
Mandatorily redeemable common and preferred stock
    Preferred stock, $.01 par value, 10,000,000 shares
      authorized, no shares issued at December 31, 1998.                      -               -
    Common stock, $.01 par value, 100,000,000 shares authorized at December 31, 1998, of which 8,183,851 and 3,146,871
      shares were issued and outstanding, respectively.                       -          44,422
                                                                       --------        --------
        Total mandatorily redeemable common and preferred stock               -          44,422
                                                                       --------        --------
Stockholders' equity
    Preferred stock, $.01 par value, 10,000,000 shares
      authorized, no shares issued at September 30, 1999.                     -               -
    Common stock, $.01 par value, 100,000,000 shares authorized, of which 16,663,151 shares were issued and outstanding
      at September 30, 1999.                                                167               -
    Additional paid-in capital                                          124,539
    Retained earnings                                                    31,781
    Cumulative foreign currency translation adjustment                   (1,940)
    Unrealized gain on available-for-sale investments (net of tax)        4,523               -
                                                                       --------        --------
        Total stockholders' equity                                      159,070               -
                                                                       --------        --------
        Total liabilities, mandatorily redeemable common and
          preferred stock and stockholders' equity                     $359,237        $128,775
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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)



                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                       --------------------   -------------------
                                                        1999        1998       1999       1998
                                                       --------    --------   --------   --------
Revenue                                                $114,936    $ 62,278   $302,583   $168,914
                                                       --------    --------   --------   --------
Operating expenses:

 Salaries and employee benefits                          76,303      42,705    201,847    121,585
 General and administrative expenses                     26,686      15,663     75,121     39,191
 Nonrecurring charge and merger costs                     2,800        --       15,220       --
                                                       --------    --------   --------   --------
   Total operating expenses                             105,789      58,368    292,188    160,776
                                                       --------    --------   --------   --------
   Operating income                                       9,147       3,910     10,395      8,138
                                                       --------    --------   --------   --------

Non-operating income (expense):

 Interest income                                          1,343         523      1,939        941
 Interest expense                                          (361)       (235)    (1,298)      (354)
 Other, net                                                 281         307        357        143
                                                       --------    --------   --------   --------
   Net non-operating income                               1,263         595        998        730
                                                       --------    --------   --------   --------

Equity in net income/(loss) of affiliate                   --           134       (630)      (772)
                                                       --------    --------   --------   --------

   Income before income taxes                            10,410       4,639     10,763      8,096
Provision for income taxes                                4,983       2,854     10,635      4,533
                                                       --------    --------   --------   --------

    Net income                                         $  5,427    $  1,785   $    128   $  3,563
                                                       ========    ========   ========   ========

Basic earnings per common share                        $   0.33    $   0.61   $   0.01   $   1.20
                                                       ========    ========   ========   ========
Basic weighted average common shares outstanding         16,533       2,906     12,624      2,957
                                                       ========    ========   ========   ========
Diluted earnings per common share                      $   0.32    $   0.61   $   0.01   $   1.20
                                                       ========    ========   ========   ========
Diluted weighted average common shares outstanding       16,782       2,906     12,717      2,957
                                                       ========    ========   ========   ========

       The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                             Accumulated
                                                                                                Other
                                                                                               Compre-
                                                        Additional                             hensive
                                               Common    Paid-in      Treasury    Retained      Income
                                               Stock     Capital        Stock     Earnings      (Loss)        Total
                                              --------- ----------   ----------  ----------  ------------- ----------
Balance as of December 31, 1998 (1)           $    82   $  28,561    $  (16,471) $  (12,769)   $     597   $     --
Treasury and common stock transactions:
  Stock issued for Merger                          34      26,576        16,471         --           --        43,081
  Stock issued in initial public offering          42      51,959          --           --           --        52,001
  Stock issued to employees                         7      14,408          --           --           --        14,415
  Stock issued for termination of Sullivan
    employee equity ownership plan                  2       3,035          --           --           --         3,037
  Release of book value restriction              --          --            --        44,422          --        44,422
Comprehensive income, net of tax
  Net income                                     --          --            --           128          --           128
  Unrealized gain on available-for-sale
    investments                                  --          --            --            --        2,837        2,837
  Foreign currency translation adjustments       --          --            --            --         (851)        (851)
                                              -------   ---------    ----------  ----------    ---------   ----------
Balance as of September 30, 1999              $   167   $ 124,539    $     --    $   31,781    $   2,583   $  159,070
                                              =======   =========    ==========  ==========    =========   ==========

(1) Mandatorily redeemable




             The accompanying notes are an integral part of these
                      consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                        Nine Months Ended September 30,
                                                                     -------------------------------------
                                                                          1999                    1998
                                                                     -------------            ------------
Cash flows from operating activities
  Net income                                                           $     128                $   3,563
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        7,353                    2,970
      Loss (gain) on sale of property and equipment                          (33)                     493
      Gain on sale of securities                                            (417)                     --
      Deferred income taxes                                                  (22)                    (696)
      Equity in net loss of affiliate                                        630                      772
      Stock-based compensation                                               252                      331
      Nonrecurring compensation charge and merger costs                   15,220                      --
      Changes in assets and liabilities:
        Trade and other receivables                                      (23,523)                  (9,583)
        Other assets                                                       2,379                   (1,621)
        Accounts payable                                                   1,353                      570
        Accrued expenses                                                  66,548                   53,883
        Income taxes payable                                               2,006                   (2,538)
        Liability for nonqualified retirement plans                        1,062                      172
                                                                       ---------                ---------
          Net cash provided by operating activities                       72,936                   48,316
                                                                       ---------                ---------

Cash flows from investing activities
  Acquisitions                                                              --                     (3,060)
  Purchases of securities for nonqualified retirement plan                  (324)                  (1,344)
  Purchases of property and equipment                                    (16,622)                 (11,527)
  Sale of securities                                                       7,232                      --
  Cash acquired in merger transactions with HSI                            8,166                      --
  Other investing activities                                                (176)                       5
                                                                       ---------                ---------
          Net cash used in investing activities                           (1,724)                 (15,926)
                                                                       ---------                ---------

Cash flows from financing activities
  Net proceeds from issuance of common stock                              61,334                      --
  Proceeds from debt                                                      17,700                    5,848
  Payments of debt                                                       (51,067)                  (9,559)
                                                                       ---------                ---------
          Net cash provided by (used in) financing activities             27,967                   (3,711)
                                                                       ---------                ---------

Effect of foreign currency exchange rates on cash
  and cash equivalents                                                    (1,171)                    (567)
                                                                       ---------                ---------

Net increase in cash and cash equivalents                                 98,008                   28,112


Cash and cash equivalents:
  Beginning of period                                                     11,521                   10,650
                                                                       ---------                ---------
  End of period                                                        $ 109,529                $  38,762
                                                                       =========                =========

      The accompanying notes are an integral part of these consolidated financial statements.

           Heidrick & Struggles International, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
              (All tables in thousands, except per share figures)
                                  (Unaudited)


1.   Interim Financial Data

     The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries (the "Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1999, and December 31, 1998, the results of operations for the three months and nine months ended September 30, 1999 and 1998, stockholders' equity for the nine months ended September 30, 1999, and cash flows for the nine months ended September 30, 1999 and 1998. While these interim financial statements and accompanying notes are unaudited, they have been reviewed by Arthur Andersen LLP, the Company's independent public accountants. These financial statements and notes are to be read in conjunction with the Company's Registration Statement on Form S-1 (File No. 333-59931), as declared effective by the Securities and Exchange Commission on April 26, 1999.

     The consolidated financial statements of the Company for all periods presented have been restated to give retroactive effect to the merger with Sullivan & Company ("Sullivan") on September 1, 1999, which has been accounted for using the pooling of interests method and, as a result, the financial position, results of operations, stockholders' equity and cash flows are presented as if the combining companies had been consolidated for all periods presented and, as if the additional common stock issued in connection with the merger had been issued for all periods presented.


2.   Business Combinations

Acquisition Accounted for Using Purchase Method

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

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)



     The unaudited condensed consolidated pro forma results of operations data for the three months and nine months ended September 30, 1999 and 1998, as if the Merger had occurred on January 1, 1999 and 1998, respectively, is as follows:


                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                         ---------------------     ----------------------
                                           1999         1998         1999         1998
                                         ---------    --------     ---------    ---------
Revenue                                  $ 114,936    $ 96,568     $ 322,568    $ 262,659
                                         ---------    --------     ---------    ---------
Operating expenses:
  Salaries and employee benefits            76,303      66,316       216,763      187,461
  General and administrative expenses       26,686      25,541        81,562       65,864
  Nonrecurring charge and merger costs       2,800          --        16,140           --
                                         ---------    --------     ---------    ---------
    Total operating expenses               105,789      91,857       314,465      253,325
                                         ---------    --------     ---------    ---------
    Operating income                         9,147       4,711         8,103        9,334
                                         ---------    --------     ---------    ---------
Net non-operating income (expense)           1,263         519           942       (2,846)
                                         ---------    --------     ---------    ---------
    Income before income taxes              10,410       5,230         9,045        6,488
Provision for income taxes                   4,983       3,547        10,398        5,852
                                         ---------    --------     ---------    ---------
     Net income (loss)                   $   5,427    $  1,683     $  (1,353)   $     636
                                         =========    ========     =========    =========

Acquisition Accounted for Using Pooling of Interests Method

     On September 1, 1999, the Company completed its acquisition of Sullivan which provided for the exchange of all the outstanding stock of Sullivan for 964,000 shares of the Company's common stock. The transaction was accounted for using the pooling of interests method of accounting. Sullivan is an executive search firm that specializes in the financial services industry and had revenue of $12.8 million in 1998.

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)



     Revenue, net income, and basic and diluted earnings per common share of the combining companies are as follows:


                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                            1998                  1998
                                     -----------------     -----------------
Revenue
H&S Inc., as previously reported
on Form S-1/A                           $ 59,261               $ 157,976
Sullivan                                   3,017                  10,938
                                        --------               ---------
H&S Inc., as restated                   $ 62,278               $ 168,914
                                        ========               =========

Net income
H&S Inc., as previously reported
on Form S-1/A                           $  2,294               $   3,734
Sullivan                                    (509)                   (171)
                                        --------               ---------
H&S Inc., as restated                   $  1,785               $   3,563
                                        ========               =========

Earnings per common share
H&S Inc., as previously reported
on Form S-1/A
   Basic                                $   0.87               $    1.39
                                        ========               =========
   Diluted                              $   0.87               $    1.39
                                        ========               =========

H&S Inc., as restated
   Basic                                $   0.61               $    1.20
                                        ========               =========
   Diluted                              $   0.61               $    1.20
                                        ========               =========


3.   Nonrecurring Charge and Merger Costs

     During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $0.3 million of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that the remaining cash (plus interest) would be paid within 90 days of the completion of the Merger and 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of HSI, at $5.2 million) were issued to such Mulder partners immediately after the Merger. During the nine months ended September 30, 1999, the Company paid the remaining $4.3 million cash due, issued 428,452 shares of the Company's common stock and wrote off $2.9 million of deferred compensation assets resulting in a total compensation charge of $12.4 million.

     In connection with the acquisition of Sullivan, the Company recorded merger related costs of $2.8 million during the three months ended September 30, 1999. The merger costs consist of a $2.0 million non-cash charge for accelerated vesting of an employee equity ownership plan in place at Sullivan and $0.8 million of transaction related costs, including legal, accounting and advisory fees.

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)



4.    Basic and Diluted Earnings Per Share

      Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted.

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings per common share ("EPS"):


                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                               -------------------      --------------------
                                                1999        1998          1999        1998
                                               -------     -------      --------     -------
Basic EPS
Income available to common stockholders        $ 5,427     $ 1,785      $    128     $ 3,563
Weighted average common shares outstanding      16,533       2,906        12,624       2,957
                                               -------     -------      --------     -------
Basic EPS                                      $  0.33     $  0.61      $   0.01     $  1.20
                                               =======     =======      ========     =======

Diluted EPS
Income available to common stockholders        $ 5,427     $ 1,785      $    128     $ 3,563
                                               -------     -------      --------     -------
Weighted average common shares outstanding      16,533       2,906        12,624       2,957
Dilutive effect of common stock options            249          --            93          --
                                               -------     -------      --------     -------
Weighted average diluted common shares
  outstanding                                   16,782       2,906        12,717       2,957
                                               -------     -------      --------     -------
Diluted EPS                                    $  0.32     $  0.61      $   0.01     $  1.20
                                               =======     =======      ========     =======


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

          Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

Total comprehensive income is as follows:

                                                                          Three Months Ended       Nine Months Ended
                                                                             September 30,           September 30,
                                                                          ------------------       -----------------
                                                                            1999      1998          1999       1998
                                                                          ------------------       -----------------
Net income                                                                $  5,427   $ 1,785       $   128   $ 3,563
                                                                          --------   -------       -------   -------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustment                                     (914)   (1,707)       (1,455)   (1,086)
  Unrealized gain (loss) on available-
    for-sale investments                                                    (1,468)     (994)        4,892        77
                                                                          --------   -------       -------   -------
Other comprehensive income (loss), before tax                               (2,382)   (2,701)        3,437    (1,009)
Income tax expense (benefit) related to items
  of other comprehensive income (loss)                                      (1,027)   (1,152)        1,451      (432)
                                                                          --------   -------       -------   -------
Other comprehensive income (loss), net of tax                               (1,355)   (1,549)        1,986      (577)
                                                                          --------   -------       -------   -------
Comprehensive income                                                      $  4,072   $   236       $ 2,114   $ 2,986
                                                                          ========   =======       =======   =======

6.   Segment Information

     Management views the operations of the Company through the following geographic segments:

                                                                          Three Months Ended       Nine Months Ended
                                                                             September 30,           September 30,
                                                                          ------------------       -----------------
                                                                            1999      1998          1999       1998
                                                                          ------------------       -----------------
Revenue
     United States                                                        $ 69,113   $55,261       $194,218  $147,886
     Europe                                                                 35,113       -           81,410       -
     Other International                                                    10,710     7,017         26,955    21,028
                                                                          --------   -------       --------  --------
          Total                                                           $114,936   $62,278       $302,583  $168,914
                                                                          ========   =======       ========  ========
Operating income (loss):
     United States                                                        $ 12,104   $ 8,440       $ 31,318  $ 19,434
     Europe                                                                  3,402       -           (6,172)      -
     Other International                                                     1,889    (1,091)         3,735    (1,865)
     Corporate Unallocated                                                  (8,248)   (3,439)       (18,486)   (9,431)
                                                                          --------   -------       --------  --------
          Total                                                           $  9,147   $ 3,910       $ 10,395  $  8,138
                                                                          ========   =======       ========  ========


                                                                                 As of                   As of
                                                                             September 30,            December 31,
                                                                                 1999                     1998
                                                                          ------------------       -----------------
Identifiable Assets
     United States                                                        $     106,838            $     84,507
     Europe                                                                      89,245                     -
     Other International                                                         22,918                  14,287
     Corporate Unallocated                                                      140,236                  29,981
                                                                          ------------------       -----------------
          Total                                                           $     359,237            $    128,775
                                                                          ==================       =================

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

7.   Initial Public Offering

     On April 26, 1999, the SEC declared effective the Company's Registration Statement on Form S-1 (File No. 333-59931) relating to the public offering of 4,200,000 shares of the Company's common stock and on April 27, 1999, the Company's common stock began trading on the Nasdaq National Market under the symbol "HSII".

     On April 30, 1999, the Company completed the public offering of an aggregate of 4,200,000 shares of common stock at $14.00 per share, of which 3,700,000 shares were offered by the Company and 500,000 shares were offered by selling stockholders. In addition, on June 1, 1999, the Company completed the offering of an additional 505,000 shares of common stock which arose from the exercise of a portion of the over-allotment option granted to certain underwriters of the initial public offering. These offerings resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $52.0 million to the Company and $6.5 million to the selling stockholders. See Part II--"Use of Proceeds".

     The Company's mandatory redemption feature on its common stock terminated as a result of the completion of the initial public offering.

8.   Derivative Financial Instrument

     The Company receives warrants for equity in its client companies, in addition to its cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Thereafter, the securities are accounted for as available-for-sale investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Equity Securities". The Company has entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing a "cap" and a "floor" with respect to the price of the stock. The collar has been designated and is effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar are recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar are recorded in income. Beginning in the fourth quarter of 1999, the Company has the right to put and the counterparty has the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. The unrealized pre-tax gain on the shares at September 30, 1999 was $4.0 million and the Company has not recorded any gains or losses on this collar to date.

     The Company is exposed to credit loss in the event of nonperformance by the other party. However, the Company does not anticipate nonperformance by the counterparty.

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

     From the time of founding in 1953 until 1984, Heidrick & Struggles, Inc. ("H&S Inc.") and Heidrick & Struggles International, Inc. ("HSI") operated under a single ownership structure. In 1984, H&S Inc. consummated a spin-off of HSI to its European partners while retaining a significant equity interest. As discussed in Note 2 above, H&S Inc. and HSI consummated the Merger on February 26, 1999 in order to reunite the two companies into a single ownership structure.

     H&S Inc. was treated as the survivor of the Merger for accounting purposes. As a result, in the discussion below, for periods prior to the Merger, historical Company information reflects historical H&S Inc. information.

     With offices in over 65 locations throughout North and South America, Europe, the Middle East, Africa and Asia Pacific, the Company conducts business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets or liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations of the valuation of such assets or liabilities. For financial information by geographic region, see Note 6 above.

Results of Operations

     The following table summarizes the results of the Company's operations for the three months and nine months ended September 30, 1999 and 1998 as a percentage of revenue:

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                      ------------------     -----------------
                                                      1999         1998       1999       1998
                                                      ----         ----       ----       ----
Revenue                                               100.0%       100.0%     100.0%     100.0%

Operating expenses:
   Salaries and employee benefits                      66.4         68.6       66.7       72.0
   General and administrative expenses                 23.2         25.2       24.8       23.2
   Nonrecurring charge and merger costs                 2.4            -        5.0          -
                                                      -----        -----      -----      -----
       Total operating expenses                        92.0         93.8       96.5       95.2
                                                      -----        -----      -----      -----
       Operating income                                 8.0          6.2        3.5        4.8
                                                      -----        -----      -----      -----
Non-operating income (expense)

       Interest income                                  1.2          0.8        0.6        0.6
       Interest expense                                (0.3)        (0.4)      (0.4)      (0.2)
       Other, net                                       0.2          0.5        0.1        0.1
                                                      -----        -----      -----      -----
           Net non-operating income                     1.1          0.9        0.3        0.5
                                                      -----        -----      -----      -----

Equity in net income/(loss) of affiliate                  -          0.2       (0.2)      (0.5)
                                                      -----        -----      -----      -----
       Income before income taxes                       9.1          7.3        3.6        4.8
Provision for income taxes                              4.3          4.6        3.5        2.7
                                                      -----        -----      -----      -----
       Net income                                       4.8%         2.7%       0.1%       2.1%
                                                      =====        =====      =====      =====


Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Revenue. Revenue increased $52.6 million, or 84.6%, to $114.9 million for the three months ended September 30, 1999 from $62.3 million for the three months ended September 30, 1998. This increase was primarily the result of the Merger, which contributed $35.1 million in revenue for the three months ended September 30, 1999. Excluding HSI, revenue increased by 28.2%. Continued strong demand for the Company's services across a number of industries and disciplines, especially technology and e-commerce, financial services and industrial, aggressive business development activities, and an increase in the number of consultants all contributed to the revenue growth as the number of confirmed searches increased.

     Salaries and employee benefits. Salaries and employee benefits increased $33.6 million, or 78.7%, to $76.3 million for the three months ended September 30, 1999 from $42.7 million for the three months ended September 30, 1998. This increase was primarily the result of the Merger, which contributed $24.0 million in salaries and employee benefits for the three months ended September 30, 1999. Excluding HSI, as a percentage of revenue, salaries and employee benefits decreased from 68.6% to 65.5%. This was due to increased search consultant productivity, greater leveraging of the support staff and a change in the bonus structure for management that replaces a portion of cash incentive compensation with stock options.

     General and administrative expenses. General and administrative expenses increased $11.0 million, or 70.4%, to $26.7 million for the three months ended September 30, 1999 from $15.7 million for the three months ended September 30, 1998. This increase was primarily the result of the Merger, which contributed $7.8 million in general and administrative expenses for the three months ended September 30, 1999. Excluding HSI, as a percentage of revenue, general and administrative expenses decreased from 25.2% to 23.6%. This percentage decrease was primarily a result of growth in revenue in the quarter outpacing increases in fixed operating costs, costs of consulting services for the Company's technology initiatives and investment spending for new complementary business services.

     Nonrecurring charge and merger costs. During the third quarter of 1999, the Company incurred merger costs of $2.8 million related to the acquisition of Sullivan. See Note 2 above for further details.

     Net non-operating income (expense). Net non-operating income increased $668,000 or 112.3%, to $1.3 million for the three months ended September 30, 1999 from $595,000 for the three months ended September 30, 1998. This was primarily due to an increase in interest income arising from the investment of the net proceeds received from the initial public offering partially offset by an increase in interest expense. In addition, the Company recorded a $331,000 net gain from the sale of equity obtained as part of its new warrant program. Under this program, the Company receives warrants for equity in certain client companies in addition to its cash fee when executing searches for such clients.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     Revenue. Revenue increased $133.7 million, or 79.1%, to $302.6 million for the nine months ended September 30, 1999 from $168.9 million for the nine months ended September 30, 1998. This increase was primarily the result of the Merger, which contributed $81.4 million in revenue for the nine months ended September 30, 1999. Excluding HSI, revenue increased by 30.9%. Strong demand for the Company's services across a number of industries and disciplines, especially technology and e-commerce, financial services and industrial, aggressive business development activities and an increase in the number of consultants all contributed to the revenue growth as the number of confirmed searches increased. In addition, fees per search were higher as the Company's strategic focus on working at the top level of executive search continued to drive performance.

     Salaries and employee benefits. Salaries and employee benefits increased $80.2 million, or 66.0%, to $201.8 million for the nine months ended September 30, 1999 from $121.6 million for the nine months ended September 30, 1998. This increase was primarily the result of the Merger, which contributed $54.6 million in salaries and employee benefits for the nine months ended September 30, 1999. Excluding HSI, as a percentage of revenue, salaries and employee benefits decreased from 72.0% to 66.6%. This was due to increased search consultant productivity, better leveraging of the support staff and a change in the bonus structure for management that replaces a portion of cash incentive compensation with stock options.

     General and administrative expenses. General and administrative expenses increased $35.9 million, or 91.7%, to $75.1 million for the nine months ended September 30, 1999 from $39.2 million for the nine months ended September 30, 1998. This increase was primarily the result of the Merger, which contributed $21.6 million in general and administrative expenses for the nine months ended September 30, 1999. Excluding HSI, as a percentage of revenue, general and administrative expenses increased from 23.2% to 24.2%. This percentage increase was primarily due to an increase in costs of consulting services for the Company's technology initiatives and investment spending for new complementary business services.

     Nonrecurring charge and merger costs. During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. See Note 3 above for further details. During the third quarter of 1999, the Company incurred merger costs of $2.8 million related to the acquisition of Sullivan. See Note 2 above for further details.

     Net non-operating income (expense). Net non-operating income increased $268,000 or 36.7%, to $998,000 for the nine months ended September 30, 1999 from $730,000 for the nine months ended September 30, 1998. This was primarily due to an increase in interest income arising from the investment of the net proceeds received from the initial public offering partially offset by an increase in interest expense. In addition, the Company recorded a

$417,000 net gain from the sale of equity obtained as part of its new warrant program. Under this program, the Company receives warrants for equity in certain client companies in addition to its cash fee when executing searches for such clients.

Pro Forma Combined Results of Operations

     The following table provides pro forma combined results of operations as well as such data as a percentage of revenue of the Company for the three months and nine months ended September 30, 1999 and 1998. The data gives effect to the Merger, the modification of the Mulder acquisition agreement, the implementation of the Company's GlobalShare programs and the merger with Sullivan, as if the transactions had occurred on January 1, 1998.

                                            Three Months Ended September 30,          Nine Months Ended September 30,
                                            --------------------------------          --------------------------------
                                                1999 (3)          1998(1)(2)          1999(1)(2)(3)         1998(1)(2)
                                           --------------     --------------         ----------------     ------------
Revenue                                   $ 114,936  100.0%   $ 96,568  $100.0%     $ 322,568  100.0%     $ 262,659  100.0%
Operating expenses:                       ---------  -----    --------  ------      ---------  -----      ---------  -----
    Salaries and employee benefits(4)        76,303   66.4      64,395    66.7        216,763   67.2        181,499   69.1
    General and administrative expenses(5)   26,686   23.2      25,541    26.4         81,562   25.3         65,864   25.1
                                          ---------  -----    --------   -----      ---------  -----      ---------  ------
       Total operating expenses             102,989   89.6      89,936    93.1        298,325   92.5        247,363   94.2
                                          ---------  -----    --------   -----      ---------  -----      ---------  ------
       Operating income                   $  11,947   10.4%   $  6,632     6.9%     $  24,243    7.5%     $  15,296    5.8%
                                          =========  =====    ========  ======      =========  =====      =========   ====

(1) The September 30, 1999 and 1998 consolidated statements of income have been adjusted by the following amounts to reflect the historical operations of
     HSI:


                             Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                             ------------------         ------------------
                             1999        1998            1999        1998
                             ----        ----            ----        ----
Revenue                        --      $34,290          $19,985    $93,745
Salaries and
  employee benefits            --       23,611           15,836     65,876
General and administrative
  expenses                     --        9,530            6,209     25,628

Z
(2) Excludes the $12.4 million nonrecurring Mulder charge for the nine months ended September 30, 1999. See further discussion in Note 3 above. In addition, $1.2 million, $0.9 million and $3.9 million of deferred compensation expense relating to the acquisition has been excluded for the three months ended September 30, 1998 and for the nine months ended September 30, 1999 and 1998, respectively.

(3) Excludes merger costs of $2.8 million for the three months and nine months ended September 30, 1999, arising from the merger of the Company and Sullivan on September 1, 1999. See further discussion in Note 2 above.

(4) Amount has been adjusted by $0.7 million and $2.1 million for the three months and nine months ended September 30, 1998, respectively, to eliminate compensation expense representing the difference between the amount actually paid to management for bonuses over the amount that would have been paid under the Company's GlobalShare programs. One of the plans within GlobalShare allows the Company to issue options to management in lieu of a portion of their annual cash performance bonus.

(5) Includes additional amortization related to acquired intangibles and goodwill arising from the Merger of $0.3 million, $0.2 million and $1.0 million for the three months ended September 30, 1998 and for the nine months ended September 30, 1999 and 1998, respectively.

Pro Forma Combined Results of Operations for the Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Revenue. Revenue increased $18.3 million, or 19.0%, to $114.9 million for the three months ended September 30, 1999 from $96.6 million for the three months ended September 30, 1998. Excluding the negative effect of foreign currency translations into the U.S. dollar, revenue grew 21%. Continued strong demand for the Company's services across a number of industries and disciplines, especially technology, financial services and industrial, aggressive business development activities and an increase in the number of consultants all contributed to the revenue growth as the number of confirmed searches increased 21%.

     Salaries and employee benefits. Salaries and employee benefits increased $11.9 million, or 18.5%, to $76.3 million for the three months ended September 30, 1999 from $64.4 million for the three months ended September 30, 1998. As a percentage of revenue, salaries and employee benefits decreased from 66.7% to 66.4%. This was due to increased search consultant productivity and greater leveraging of the support staff.

     General and administrative expenses. General and administrative expenses increased $1.2 million, or 4.5%, to $26.7 million for the three months ended September 30, 1999 from $25.5 million for the three months ended September 30, 1998. As a percentage of revenue, general and administrative expenses decreased from 26.4% to 23.2%. This percentage decrease was primarily a result of growth in revenue in the quarter outpacing increases in fixed operating costs, costs of consulting services for the Company's technology initiatives and investment spending for new complementary business services. In addition, the decrease was partially attributable to cost control programs, particularly in Europe.


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

      The Company believes that the net proceeds from the initial public offering and related sales of shares to employees pursuant to the GlobalShare Employee Share Purchase program, together with funds expected to be generated from operations and its lines of credit, will be sufficient to finance the Company's operations for the foreseeable future. However, if the Company undertakes significant acquisitions or other investment activities, it may need access to additional sources of debt or equity financing.

     The Company maintained cash and cash equivalents at September 30, 1999 and 1998 of $109.5 million and $38.8 million, respectively. Towards these sums, cash flows from operating activities contributed $72.9 million for the nine months ended September 30, 1999, reflecting an increase in net income excluding the nonrecurring charge and merger costs of $15.2 million, a majority of which was non-cash, a decrease in working capital, and an increase in depreciation and amortization. For the nine months ended September 30, 1998, cash flows from operating activities contributed $48.3 million, reflecting a reduction in working capital and non-cash expenses for depreciation and amortization.

     On September 1, 1999, the Company completed its acquisition of Sullivan, which provided for the exchange of all the outstanding stock of Sullivan for 964,000 shares of the Company's common stock. The transaction was accounted for using the pooling of interests method of accounting. On February 26, 1999, H&S Inc. merged with and into HSI resulting in $8.2 million of cash being acquired. On June 26, 1998, the Company purchased selected assets and liabilities of Fenwick Partners, Inc. for approximately $6.1 million in cash and notes.

     Cash flows provided by financing activities were $28.0 million for the nine months ended September 30, 1999, resulting primarily from the estimated net proceeds raised in the initial public offering of $52.0 million and the related sales of shares to employees pursuant to the Company's GlobalShare program of $9.3 million, offset by net repayments under its lines of credit. Cash flows used in financing activities were $3.7 million for the nine months ended September 30, 1998, resulting from the Company's net repayments under its lines of credit and payments to former stockholders from whom it had repurchased stock.

     The Company has a $60.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001. The line of credit will reduce annually by $10.0 million on December 31, 1999 and 2000. There was no balance outstanding under this line of credit at September 30, 1999. At its discretion, the Company may borrow either U.S. dollars on deposit in the United States ("U.S. Borrowings") or U.S. dollars or foreign currencies on deposit outside the United States ("Non-U.S. Borrowings"). Non-U.S. Borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of the Company's financial condition (the "Applicable Margin"). U.S. Borrowings bear interest at the then-existing prime rate. This line of credit replaced a $25.0 million line of credit, which had been effective since October 1, 1997. There was no outstanding balance under the line of credit at September 30, 1998. The line of credit has certain financial covenants the Company must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows.

     Capital expenditures amounted to $16.6 million and $11.5 million for the nine months ended September 30, 1999 and 1998, respectively. These expenditures were primarily for systems development costs, office furniture and fixtures, leasehold improvements, and computer equipment and software. The systems development costs relate primarily to the Integrated Global Information System ("IGIS") initiative. IGIS expenditures of $9.9 million and $6.9 million have been capitalized for the nine months ended September 30, 1999 and 1998, respectively.

Derivatives

     The Company receives warrants for equity in its client companies, in addition to its cash fee, for services rendered on some searches. The Company has utilized a derivative to seek to mitigate the impact of fluctuations in the price of one of these equity securities. The Company has used a collar in order to accomplish this. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing a "cap" and a "floor" with respect to the price of the stock. The Company has not recorded any gains or losses on such instruments to date. See Note 8.

Currency Market Risk

     Historically, the Company has not experienced any significant translation gains or losses on transactions involving U.S. dollars and other currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings.

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

     All major systems are now Year 2000 compliant and any remaining work to be done on non-critical components is expected to be completed in the fourth quarter of 1999. The Company expects to spend approximately $1,000,000, in addition to the IGIS budget, to address Year 2000 issues. The Company's total Year 2000 project cost estimates include the impact of third party Year 2000 issues.

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

Recently Issued Accounting Standards

     During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting information about derivatives and hedging. FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," in 1999, which deferred the effective date of SFAS No. 133 for one year. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of January 1, 2001. The Company expects that adoption of this Standard will have no material effect on its consolidated financial position or results of operations.


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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, maintenance of professional reputation and brand name, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, reliance on information management systems and the impact of Year 2000 issues, and employment liability risk. For more information on these risks and uncertainties see "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-59931), as declared effective by the Securities and Exchange Commission on April 26, 1999.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time the Company has been involved in litigation incidental to its business. No further threats of litigation have arisen against the Company in connection with the April 23, 1999 letter received by the Company alleging the Company's improper use of confidential information, as more fully described in the Company's Form 10Q filed on May 17, 1999. The Company currently is not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     Pursuant to the terms and conditions of the Sullivan merger, on September 1, 1999, the Company issued 964,000 shares of its common stock in exchange for all of the outstanding common stock of Sullivan. Pursuant to such merger, the Company received no proceeds from the issuance of the stock to the Sullivan shareholders. Exemption from the registration is claimed under Section
4(2) of the Securities Act.

Use of Proceeds

     On April 30, 1999, the Company completed the public offering of an aggregate of 4.2 million shares of common stock at $14.00 per share, of which
3.7 million shares were offered by the Company and 500,000 shares were offered by selling stockholders. In addition, on June 1, 1999, the Company completed the offering of an additional 505,000 shares of common stock which arose from the exercise of a portion of the over-allotment option granted to certain underwriters of the initial public offering. These offerings resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $52.0 million to the Company and $6.5 million to the selling stockholders. The Company used approximately $19.8 million of the net proceeds to repay a portion of borrowings under its credit facilities and notes payable to former stockholders. The Company will in the near term use the net proceeds to repay notes payable to former stockholders of approximately $2.4 million. In addition, the Company spent a portion of the net proceeds for IGIS technology enhancements. The remaining net proceeds will be used for funding of LeadersOnline/TM/ and other complementary businesses, continuing IGIS technology costs, possible future acquisitions, working capital and general corporate purposes. The Company has currently invested the remaining net proceeds in short-term investment grade securities. The Company received no proceeds from the sale of the common stock in the offering by the selling stockholders.

Item 6. Exhibits and Reports on Form 8K

(a)  Exhibits

        Exhibit
        No.       Description
        -------   -----------
        3(a)      Form of Amended and Restated Certificate of Incorporation of
                  the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's Registration Statement on Form S-4 (File No.
                  333-61023))

        3(b) Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

        27        Financial Data


(b)  Reports on Form 8K

During the first nine months of 1999, the Company filed no reports on Form 8K.


SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999.

               Heidrick & Struggles International, Inc.
                (Registrant)

               By: /s/ Donald M. Kilinski
               --------------------------
                   Donald M. Kilinski
                   Chief Financial Officer