Form 10-K
period 1999-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2000-03-24
CIK 1066605

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

      [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-25837

                                ----------------

                    HEIDRICK & STRUGGLES INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                   36-2681268
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                  Identification Number)

        233 South Wacker Drive, Suite 4200, Chicago, Illinois 60606-6303
              (Address of principal executive offices) (Zip Code)

                                 (312) 496-1200
              (Registrant's telephone number, including area code)

                                ----------------

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class       Name of each exchange on which registered
            -------------------       -----------------------------------------
        Common Stock, $.01 par value           Nasdaq National Market

        Securities registered pursuant to Section 12(g) of the Act: None

                                ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The number of shares outstanding of the Company's Common Stock as of March 1, 2000 was 19,142,142 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 1, 2000 (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) was approximately $709,352,365, based upon the closing market price of $40.75 on that date of a share of Common Stock as reported on the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders scheduled to be held on June 2, 2000, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                     PART I

                                                                                                   PAGE
                                                                                                   ----
Item 1.     Business..............................................................................   1
Item 2.     Properties............................................................................  12
Item 3.     Legal Proceedings.....................................................................  12
Item 4.     Submission of Matters to a Vote of Security Holders...................................  12

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.................  13
Item 6.     Selected Financial Data...............................................................  14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.  16
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk............................  27
Item 8.     Financial Statements and Supplementary Data...........................................  28
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  28

                                    PART III

Item 10.    Our Directors and Executive Officers..................................................  29
Item 11.    Executive Compensation................................................................  29
Item 12.    Security Ownership of Certain Beneficial Owners and Management........................  29
Item 13.    Certain Relationships and Related Transactions........................................  29

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8K........................  29
Signatures  ......................................................................................  31

Financial Statements and Financial Statement Schedules...........................................   33

                                     PART I

ITEM 1. BUSINESS

General

  We are the leading global executive search firm and based on revenue, we are the largest executive search firm in the world. With over 46 years of experience in fulfilling our clients' leadership needs, we offer and conduct executive search services in every major business center in the world. We focus on identifying, evaluating and recommending qualified candidates for senior level executive positions. Through our worldwide network of 886 professionals in 69 locations, we provide executive search services to a broad range of clients. Our clients include:

  . Fortune 500 companies

  . major non-U.S. companies

  . middle market and emerging growth companies

  . governmental and not-for-profit organizations

  . other leading private and public entities

Executive Search Industry Overview

  The executive search industry is highly fragmented, consisting of more than 4,000 executive search firms worldwide. Executive search firms are generally separated into two broad categories: retained search firms and contingency search firms. Retained search firms fulfill their clients' senior leadership needs by identifying, evaluating, assessing and recommending qualified candidates for senior level positions, typically with annual cash compensation of $100,000 and above. Retained search firms generally are compensated for their services whether or not they are successful in placing a candidate, and are generally retained on an exclusive basis. On the other hand, contingency search firms focus primarily on positions with annual cash compensation of less than $150,000. Contingency search firms are compensated only upon successfully placing a recommended candidate. They are generally not hired on an exclusive basis or involved in the evaluation, assessment or recommendation of candidates. Both types of firms normally charge a fee for their services equal to approximately one-third of the first year total cash compensation for the position being filled.

  We believe that the following favorable trends are contributing to the growth of the executive search industry:

  An Increase in Competition for Executive Talent. Historically, it was typical for executives to spend an entire career with one or two organizations. However, in today's rapidly changing business environment, companies aggressively seek outside talent and, as a result, successful executives are often recruited by a number of different organizations in various geographic locations over the course of their careers. This increase in competition for management talent and the resulting executive turnover forces many companies to seek assistance in recruiting executives more frequently. Increased competition has also caused compensation levels for executives to increase considerably over the past several decades. Because fees for executive search firms are based on cash compensation, higher cash compensation levels have translated into higher executive search fees.

  An Increased Demand for Executive Search Services by Start-up and Newly Acquired Companies. Recent growth in the amount of capital available for investment in start-up companies and for acquisitions has created a need for talented executives to manage these entities. The activities of private equity investors and venture capital firms have been accelerating at such a pace that they often find it difficult to identify leaders for the companies in which they invest. These investors often seek the services of executive search firms to aid them in this task.

  A Growing Acceptance by Corporate Leaders of Executive Search Consultants. Many company management teams and boards of directors expect that their choices for senior executives will be under greater scrutiny than in the past, due to the influence of a number of factors including larger institutional shareholdings, a rise in shareholder activism and an increased concern for corporate governance. As a result of these trends, many boards of directors and company management teams hire outside executive search firms to advise them on their selection and recruitment of executives.

  An Increasing Globalization of Business Driving the Demand for Executive Talent by Multinationals. The increasing globalization of business creates demand, particularly from multinational enterprises, for executives in parts of the world where such enterprises do not have significant prior operating experience. Because the process of identifying and evaluating candidates across national borders can be difficult, these enterprises turn to executive search firms for assistance.

  A Greater Need for Executives with Diverse Leadership Skills. In response to a rapidly changing business environment, companies are setting more stringent hiring standards for senior executives. The process of identifying and evaluating such executives is therefore becoming more difficult. As a result, companies are increasingly relying on executive search firms to help them meet their leadership needs.

  A Decrease in the Number of Layers of Management Within a Company. The recent trend of corporate "right-sizing" at a number of companies, by eliminating layers of management, effectively reduces the internal pool from which such companies can draw talented managers. In lieu of the traditional practice of grooming leaders from within, companies increasingly use executive search firms to find appropriate talent from outside their organization.

Key Competitive Strengths

  We possess several key competitive strengths that position us to capitalize on the growing demand for our services. Our strengths include the following:

  Emphasis on Senior Level Executive Search. We are an industry leader in placing senior level executives within the world's largest and most complex organizations. Approximately 66% of our executive searches worldwide in 1999 were for chief executive officers, presidents, chief financial officers, chief operating officers, chief administrative officers, chief information officers, members of boards of directors and other senior management positions, such as division and department heads. These senior level executive searches in 1999 represented 73% of revenues. Senior level executive searches generally provide a higher level of revenue per search and greater visibility within the executive search industry. We believe that performing senior level, high profile executive search assignments benefits us by:

  . strengthening our brand name recognition and contacts with leading decision makers, referral sources and highly talented candidates

  . enhancing our ability to secure other senior level executive searches

  . enabling us to attract and retain highly qualified consultants

  Experienced Team of Executive Search Consultants. As of December 31, 1999, we employed 391 executive search consultants. We estimate that our consultants, on average, have 10 years of experience in executive search and 9 years of experience in other industries. We believe that this depth of experience is necessary to effectively perform senior level executive searches. We attribute our success in attracting and retaining our high quality consultants to our premier reputation, unique team oriented culture and performance-based compensation system. Our low turnover rate among our consultants reflects our attractiveness as an employer. From January 1, 1995 through December 31, 1999, an annual average of approximately 2% of our consultants left to work somewhere else in the executive search industry. Under our compensation system, a portion of the bonus for a particular assignment goes to the consultants who originate the executive search assignment, and a portion goes to the consultants who perform the executive search assignment. In addition, a portion of each consultant's annual compensation is based on management's assessment of that consultant's teamwork. This compensation component encourages our consultants to work as a team and is part of the reason that approximately two-thirds of our executive searches performed in 1999 were shared by two or more consultants. The incentive to utilize the differing talents of our consultants means that those who originate an assignment outside of their area of expertise often bring that assignment to those with a specific industry or functional skill to execute the search.

  Complementary Internet-Based Recruiting Business. LeadersOnline, which was launched in March 1999 after approximately two years of development, utilizes the Internet and our proprietary candidate matching and tracking technology to recruit and place prescreened middle management professionals with annual compensation in the $75,000 to $150,000 range. For the year ended December 31, 1999, LeadersOnline reported revenues of $2.6 million.

  Global Presence. We have 69 locations in major business centers in 33 countries around the world. With our global presence we can serve the needs of multinational companies and local businesses worldwide. Our global presence also provides us with access to an international network of candidates and referral sources. Our locations in North America, Europe, Asia Pacific and Latin America employed 207, 141, 27 and 16 consultants, as of December 31, 1999, respectively. Our global reach allows us to benefit from the increasing globalization of business and the demand, particularly from multinational enterprises, for assistance in identifying and evaluating candidates for executive positions across national borders.

  Industry Practice Groups and Functional Specialties. We have seven core industry practice groups: technology; financial services; industrial; consumer products; health care; professional services; and higher education/not-for-profit. Many of our consultants also specialize in searches for functional positions such as members of boards of directors, chief executive officers, chief financial officers, chief information officers and e-commerce business leaders. Our technology practice group is our largest and fastest growing practice group representing approximately 33% of our revenues for the year ended December 31, 1999. Our structure enables us to better understand our clients' cultures, operations, business strategies and industries.

  Global Support Platform. Our consultants work with a team of 495 associates who have access to a sophisticated global technology infrastructure. This technology infrastructure includes internally developed proprietary global databases containing over 1 million candidate profiles and approximately 33,000 client records. This global platform also offers a broad range of on-line services and industry reference sources, and advanced Internet-based technology to support the research needs of our professionals. Our consultants complete searches efficiently and effectively using our global support structure. Given the importance of technology to the search process, we are committed to implementing our strategic technology initiative. This integrated system will enhance the functionality, speed and quality of our information management.

Our Growth Strategy

  Our goal is to be the leading global provider of executive search services while achieving sustainable revenue and earnings growth. We pursue a focused growth strategy with the following key elements:

  Expand and Develop Client Relationships. We continually seek to expand relationships with existing clients and to develop new client relationships by:

  . aggressively pursuing the highest level executive search assignments

  . expanding the breadth and depth of our industry practice groups and functional specialties

  . offering services across a broad range of geographic locations

  . actively recruiting consultants who demonstrate the ability to expand our client base

  Pursue New, Complementary Lines of Business. We intend to continue to expand the range of services we offer senior management teams in helping them to address their human capital resource needs. These services currently include our Internet-based recruiting business, LeadersOnline, interim management placement, management evaluation and corporate governance consulting services. Our interim management placement service provides senior level management executives on a temporary basis for assignments of limited duration. Our management evaluation service assesses the skills and cultural fit of management teams within an existing organization or combining organizations.

  Enhance Executive Search Professional Productivity. We believe that our consultants generate one of the highest levels of average revenue per consultant in the industry. Our consultants generated an average revenue per consultant of $1.2 million in 1999 compared to $1.0 million in 1998. We also believe that our infrastructure can be further leveraged to increase our consultants' productivity. Specifically, we expect that our technology initiatives will continue to enable our professionals to access a greater amount of information more quickly. They are able to perform more sophisticated searches to identify candidates more efficiently and effectively.

  Pursue Strategic Acquisitions and Alliances. The executive search industry is highly fragmented, with more than 4,000 executive search firms worldwide. The industry has been consolidating in recent years as many smaller firms have joined with larger firms to gain the benefits of superior managerial, financial and technological resources. We maintain an acquisition and alliance strategy designed to expand our presence in the executive search industry and to build complementary business lines. This strategy will increase our penetration in existing and new geographic markets and expand the depth and breadth of our industry practice groups and functional specialties. Examples of this strategy include our merger with Sullivan & Company, a New York based executive search firm that specializes in the financial services industry, on September 1, 1999 and the acquisition of Redelinghuys & Partners, a South African based senior level executive search firm, completed on December 28, 1999.

The Merger

  Prior to 1984, we operated under a single ownership structure. In 1984, Heidrick & Struggles, Inc. ("H&S") spun off Heidrick & Struggles International, Inc. ("HSI") to its European partners while retaining a significant equity interest in it. Between 1984 and the effective date of the Merger, HSI conducted primarily Europe-based operations, while H&S conducted all other geographic operations. On February 26, 1999, H&S merged with HSI to reunite the two companies in a single corporate structure.

Services

  We provide executive search services primarily on a retained basis for a broad range of clients. Our executive search process typically consists of the following steps:

  . analyze the client's needs in order to determine the required set of skills for the position, understand its organizational structure, relationships and culture, define the required experience, and identify the other characteristics necessary for the successful candidate

  . interview and evaluate candidates on the basis of experience and potential cultural fit with the client organization

  . present confidential written reports on the candidates who most closely fit the position specification

  . schedule a mutually convenient meeting between the client and each candidate

  . collect references on the final candidate

  . assist in structuring of the compensation package and supporting the successful candidate's integration into the client team

  LeadersOnline. We began the research and development of our LeadersOnline business approximately two years ago and launched the service in March 1999. Of the engagements completed by LeadersOnline in 1999, the average annual compensation per position was approximately $120,000. Candidates register with LeadersOnline by completing a simple on-line profile that takes approximately eight to ten minutes. Candidates obtain confirmation of receipt within 24 hours of submitting their profile and are notified periodically as matching positions become available. Candidates are proactively identified through targeted advertising and referral of potential candidates that do not currently meet our clients' senior level needs. When LeadersOnline receives a search assignment from a client, we develop job opportunity pages that describe the company and the position specifications. We present a customized list of qualified and interested candidates according to the client's skill requirements and specifications.

  Our LeadersOnline business provides the following consulting and other services. A typical contract could contain one or more of these services:

  . assesses clients' human capital needs; evaluates and recommends necessary position skills and qualifications

  . develops content for the LeadersOnline website which includes a company and business overview and opportunity pages describing job specifications and requirements

  . matches position specifications against the proprietary database and produces a customized list of candidates

  . notifies matched candidates by electronic mail, informs them about the position and requests permission to perform verification of degrees, employment and other background information

  . conducts profile verification through a third party information service company

  . forwards a verified candidate list to the client, with the consent of the candidates

  . generates recruiting progress management reports throughout the process to track the progress of multiple searches and provide candidate feedback

  The entire system is designed to ensure confidentiality to both clients and candidates and is delivered through a secure, customizable extranet for client use.

  We established LeadersOnline in October 1999 as a subsidiary. On March 7, 2000, we announced that LeadersOnline is planning to file a Registration Statement with the Securities and Exchange Commission covering the proposed sale by LeadersOnline of its common stock. LeadersOnline anticipates that the Registration Statement will be filed in the spring or summer of 2000. We may investigate additional capital raising methods to fund the further development of LeadersOnline, including investments by third parties.

Our Organization

  Our operational structure is designed to provide high quality executive search services to our clients worldwide. We organize our team of executive search consultants by:

  . industry practice groups

  . functional specialties

  . geography, through our network of offices

  On a given search assignment, we will generally utilize the expertise of consultants in more than one of our offices, industry practice groups and functional specialties. For example, an executive search for a CIO of a financial services company located in London may involve an executive search consultant in London with an existing relationship with the client, another executive search consultant in New York with expertise in the financial services practice group and a third executive search consultant in Menlo Park with expertise in CIO recruiting. By utilizing consultants with varying geographic, industry and functional expertise, we believe that we can best ensure the successful completion of executive search assignments for our clients.

  Industry Practice Groups. Our business is organized around seven core industry practice groups, each focused on a specific industry. These core industry practice groups and their relative sizes, as measured by revenue for 1999, are as follows:

                                                                      Percentage
      Industry Practice Group                                         of Revenue
      -----------------------                                         ----------
      Technology.....................................................     33%
      Financial Services.............................................     22
      Industrial.....................................................     17
      Consumer Products..............................................     14
      Health Care....................................................      5
      Professional Services..........................................      3
      Higher Education/Not-for-Profit................................      2
      Other..........................................................      4
                                                                         ---
                                                                         100%
                                                                         ===

  Consultants from each of these industry practice groups may reside in any one of our locations. Certain markets have a significant concentration of companies within particular industry sectors, and we have staffed our locations accordingly. For example, our financial services practice group has our largest concentration of consultants in New York and London, the two largest financial centers in the world. Each industry practice group is coordinated by a Practice Managing Partner who establishes marketing and search strategies, identifies focused accounts and target clients, and facilitates and assists the marketing activities of the consultants in the group. We believe that this operational structure provides our clients with superior services by enabling our consultants to successfully build relationships with candidates and referral sources within particular industries and to understand our clients' operations, business strategies, industry dynamics and company culture. We believe that these factors are critical to the successful placement of a candidate.

  Functional Specialties. We recognize that the task of searching for candidates for certain executive positions often requires specialized skills in much the same way as a search for an executive in a particular industry. As a result, many of our consultants specialize in searches for particular positions such as a board of directors member, CEO, CFO, CIO or e-commerce business leader. Typically, a consultant in a particular industry practice group who receives an assignment for a given functional position will consult with one or more colleagues with the appropriate functional expertise throughout the search assignment. This coordination benefits our clients because the best candidate for certain functional positions often will come from a different industry. For example, a client in the industrial sector seeking a new CIO may benefit from exposure to a candidate whose background is in the health care sector, even though that candidate may be less well known by the members of our industrial practice group. Because our functional specialists tend to have experience with appropriate candidates from many different industries, they can bring the necessary experience from a range of industry practice groups to the assignment.

  Global Network. We are a major executive search presence through our global network of 69 locations in 33 countries, and offer and conduct executive searches in nearly every major business center in the world. Each office is managed by an Office Managing Partner and staffed with consultants, associates, administrative assistants and other support staff. While central administrative functions are provided by the Chicago corporate office, each region has its own regional management as well as research and support functions.

  Listed below are the segments, countries and locations in which we operate as of December 31, 1999:

   Segment         Country          Location
--------------  -------------- ------------------
United States*  United States  Atlanta, GA
                               Boston, MA
                               Charlotte, NC
                               Chicago, IL
                               Cleveland, OH
                               Dallas, TX
                               Greenwich, CT
                               Houston, TX
                               Irvine, CA
                               Jacksonville, FL
                               Los Angeles, CA
                               (2 offices)
                               Menlo Park, CA
                               Miami, FL
                               New York, NY
                               (2 offices)
                               Philadelphia, PA
                               Route 128, MA
                               San Diego, CA
                               San Francisco, CA
                               Seattle, WA
                               Tysons Corner, VA
                               Washington, D.C.
Europe          Austria        Vienna
                Belgium        Brussels
                Czech Republic Prague
                Denmark        Copenhagen
                Finland        Helsinki
                France         Paris
                Germany        Berlin
                               Dresden
                               Dusseldorf
                               Frankfurt
                               Hamburg
                               Munich (3 offices)

      Segment            Country       Location
-------------------  --------------- ------------
                     Italy           Milan
                                     Rome
                     The Netherlands Amsterdam
                     Norway          Oslo
                     Poland          Warsaw
                     Portugal        Lisbon
                     Russia          Moscow
                     Spain           Barcelona
                                     Madrid
                     Sweden          Stockholm
                     Switzerland     Geneva
                                     Zurich
                     United Kingdom  London
                                     Manchester
                     Israel          Tel Aviv
                     South Africa    Capetown
                                     Johannesburg
Other International  Canada          Montreal
                                     Toronto
                     Australia       Melbourne
                                     Sydney
                     China           Hong Kong
                     India           New Delhi
                     Japan           Tokyo
                     Korea           Seoul
                     Singapore       Singapore
                     Argentina       Buenos Aires
                     Brazil          Sao Paulo
                     Chile           Santiago
                     Mexico          Mexico City
                     Peru            Lima
                     Venezuela       Caracas


*Includes LeadersOnline operations.

 United States

  We have 23 locations in the United States. At December 31, 1999, we employed a total of 200 consultants in this segment. Approximately 59% of our pro forma worldwide revenue in 1999 was generated in the United States. The largest offices in the United States in terms of revenue are New York, Chicago and Menlo Park. The New York office is a leader of the financial services practice, the Menlo Park office is the center of our technology practice, and the Chicago office has a diverse practice which includes a significant concentration of consultants in the industrial and health care practices.

 Europe

  We have 28 locations in 17 European countries, one location in the Middle East and two locations in South Africa. At December 31, 1999, we employed 141 consultants in this segment. Approximately 32% of our pro forma worldwide revenue in 1999 was generated by this segment. Our locations in Germany, the United

Kingdom and France generate the highest revenue of our locations in this segment. The markets in Germany and the United Kingdom are the two largest executive search markets in Europe, and we have a strong market position in both of these countries. In 1999, we believe we generated more revenue than any other executive search firm in Germany, and, as measured by revenue, we were the fourth largest in the United Kingdom. The German practice grew significantly with our 1997 acquisition of Mulder, and presently there are eight locations in Germany. The United Kingdom office is a leader in financial services placement, largely serving the needs of multinational British financial enterprises based in the City of London.

 Other International

  We have fifteen locations in the Other International segment, which includes the Asia Pacific and Latin America regions, Mexico and Canada. At December 31, 1999, we employed 50 consultants and approximately 9% of our pro forma worldwide revenue in 1999 was generated in the Other International segment.

  For financial information relating to each segment, see Note 17 of our Consolidated Financial Statements.

Clients and Marketing

  We have a diverse group of clients in a variety of industries throughout the world. Our clients include Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations and other leading private and public entities. No single client accounted for over 2% of our revenue in 1999. Historically, we have been successful both in adding to our client base and in generating repeat business from existing clients.

  Our consultants market the firm's executive search services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are assisted by our databases which provide all our consultants with up to date information as to contacts made by their colleagues with particular referral sources, candidates and clients.

  In addition to our active marketing, we benefit from a significant number of referrals generated by our reputation for successfully completed assignments. To build on this advantage, we seek to develop an enhanced awareness of the Heidrick & Struggles brand name. As a result of our efforts, we are more frequently invited to make presentations to prospective clients, often competing for executive search engagements with major competitors in the industry. In 1999, we succeeded in obtaining executive search engagements from a majority of the presentations which we conducted.

  We also publish a quarterly leadership journal, Taking Charge, which is distributed to senior executives, features interviews with business leaders and management-related articles, and publicizes our brand name.

  One of the limitations of our marketing has been the existence or anticipated existence of off-limits arrangements, but in recent years market conditions and industry practices have resulted in off-limits arrangements that are becoming narrower in scope and shorter in duration. Either by agreement with clients or for client relations purposes, executive search firms sometimes refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period, generally not more than one year from the commencement of a search. We actively manage our blocking arrangements and seek to mitigate adverse effects of off-limits by strengthening our long-term relationships with focused accounts.

Assignment Research and Information Management

  Our technology infrastructure consists of internally developed global databases containing over 1 million candidate profiles and approximately 33,000 client records, coupled with a broad range of on-line services and industry reference sources. Our professionals use our information technology infrastructure to:

  . gather business intelligence regarding clients' businesses, industries, competitors and strategies

  .  develop and manage company and candidate profiles

  .  identify market needs and new business opportunities

  . coordinate and implement marketing, communication, financial and administrative functions

  Our consultants complete searches efficiently and effectively using our global support structure. Given the importance of technology to the search process, we are committed to improving our information management by implementing our technology initiative. Our technology infrastructure is designed to enhance the functionality, speed and quality of our information management.

  Our technology initiative represents a long-term strategic plan for the deployment of technology and is designed to support our rapid growth. Phase I of our technology initiative, which neared completion during the fourth quarter of 1999, upgraded our financial management systems and our search system. A PeopleSoft-based financial management system will provide for a fully integrated worldwide accounting and financial reporting system. An Oracle-based search system will allow our consultants to more efficiently and effectively manage complex search assignments, while keeping them informed about client and candidate contacts. Our technology infrastructure upgrades also enhance the ease and speed of use and information processing on the Internet, one of our most valuable information tools. In addition to LeadersOnline, we use Internet technology in three other primary ways:

  . as an external source of information through a broad range of online information resources

  . through our intranet, as a tool for organizing and accessing our internally generated information, including our proprietary databases as well as sharing knowledge

  . through our extranet, as a means of communicating with clients, and of connecting clients and candidates in our core executive search practice on a secure network where each can review information about the other

  Phase II of our technology initiative will expand the implementation outside the United States, and will deploy refinements to the financial and search systems as well as new systems to provide tailored automated data reporting and financial and operating information to our senior managers.

  Our information technology infrastructure is overseen by a technology management team led by our Managing Partner of Global Technology. Among other services, this team provides our employees with coordinated training programs. To address issues of data security associated with increasing remote database access, we use password protection and conduct regular security audits. In addition, we currently utilize video-conferencing technology in many of our locations. This technology facilitates candidate interviews and presentations to client search committee members in different locations. We intend to continue to develop our technology infrastructure as ours and our clients' needs evolve.

Professional Staff and Employees

  As of December 31, 1999, we had 1,621 full time employees, of which 391 were consultants, 495 were associates and 735 were corporate and support staff. In each of the past five years, no single consultant accounted for any material portion of our revenues. We are not a party to any collective bargaining agreement and we consider relations with our employees to be excellent. Our executive search professionals are categorized either as consultants or associates. Associates assist consultants by performing research and other functions.

Competition

  The executive search industry is highly competitive. It is estimated that there are more than 4,000 executive search firms worldwide. There are relatively few barriers to entry and new competitors frequently enter the market. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from other retained search firms. In particular, we compete with other large search firms specializing in senior level executive search, including: Spencer Stuart & Associates, Egon Zehnder International, Russell Reynolds Associates, Inc., Korn/Ferry International and TMP Worldwide Inc. To a lesser extent, we also face competition from smaller boutique or specialty firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in seeking to attract the most effective consultants. In our experience, the executive search business is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our industry practice groups, functional specialties and client focus, and, ultimately, on the quality of our search results.

Recent Strategic Acquisitions and Mergers

  Over the past three years, we have successfully completed the strategic acquisition of three executive search firms and a merger with one executive search firm:

  Redelinghuys. On December 28, 1999, we completed the acquisition of Redelinghuys & Partners, a senior level executive search firm with offices in Capetown and Johannesburg in the Republic of South Africa. Prior to this acquisition, we had an alliance with Redelinghuys which allowed us to expand our services in Africa.

  Sullivan. On September 1, 1999, we merged with Sullivan & Company, an executive search firm that specializes in the financial services industry, which employed 12 consultants. Sullivan had 1998 revenues of $12.8 million. This transaction expanded our reach in the investment banking, investment management and specialty finance sectors.

  Fenwick. On June 26, 1998, we acquired Fenwick, a Boston-based executive search firm which employed nine consultants and had fiscal 1997 revenues of $6.4 million. This transaction expanded the reach of our technology group into a third key technology center in the United States. Fenwick, based in the technology corridor called "Route 128" in Massachusetts, complements our existing offices in Menlo Park, California and Tysons Corner, Virginia. These two existing offices also focus on senior level recruitment for computer hardware and software, telecommunications, engineering and medical electronics companies.

  Mulder. On October 1, 1997, we acquired Mulder Partner GmbH & Co. KG which employed 13 consultants. Prior to the acquisition, Mulder was the largest executive search firm in Germany, as measured by revenues, with $21.8 million in revenues for the nine months ended September 30, 1997. After this transaction we became the largest executive search firm in Germany and the second largest in Europe.

OUR EXECUTIVE OFFICERS


 Name                  Age Position with Company
 ----                  --- ---------------------
 Patrick S. Pittard...  54 President and Chief Executive Officer,
                           Director
 Donald M. Kilinski...  40 Chief Financial Officer and Treasurer
 Richard D. Nelson....  60 Chief Administrative Officer, Counsel and
                           Secretary
 David C. Anderson....  57 President--Americas, Director
 Dr. Jurgen B. Mulder.  62 President--International, Director

  Our executive officers serve at the discretion of our board of directors. There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 1, 2000:

  Patrick S. Pittard has been our President and Chief Executive Officer and a member of our Board of Directors since the Merger. Prior to the Merger, he had been President and Chief Executive Officer of Heidrick & Struggles, Inc. since 1997 and had been a member of the Board of Directors of Heidrick & Struggles, Inc. since 1986. Since joining Heidrick & Struggles, Inc. in 1983, Mr. Pittard has held the positions of Office Managing Partner for the Atlanta and Jacksonville offices and North America Managing Partner. Mr. Pittard is also a member of the Board of Directors of Jefferson Pilot Corporation.

  Donald M. Kilinski has been our Chief Financial Officer and Treasurer since the Merger. Prior to the Merger, he had been Chief Financial Officer of Heidrick & Struggles, Inc. since he joined Heidrick & Struggles, Inc. in 1997, and Chief Financial Officer and Treasurer of HSI since 1998. Prior to joining Heidrick & Struggles, Inc., Mr. Kilinski was Chief Financial Officer of BBDO Asia Pacific Ltd. from September 1995 to April 1997, and Vice President of Finance of BBDO Worldwide from July 1992 to August 1995 and from April 1997 through November 1997.

  Richard D. Nelson has been our Chief Administrative Officer, Counsel and Secretary since the Merger. He joined Heidrick & Struggles, Inc. in 1981, and prior to the Merger had been Chief Administrative Officer, Secretary and Counsel of Heidrick & Struggles, Inc. since 1981 and was Chief Financial Officer from 1981 until 1997. He was Treasurer of HSI from 1980 until 1989, and then became Assistant Treasurer. He was also Secretary and a member of the Board of Directors of HSI from 1980 until the time of the Merger.

  David C. Anderson has been our President--Americas since September 23, 1999 and a member of our Board of Directors since the Merger. Mr. Anderson was the North America Managing Partner from 1998 until September 23, 1999 and has been the Office Managing Partner of our Dallas office since joining the firm in 1992. He was a member of the Board of Directors of Heidrick & Struggles, Inc. from 1992 until the time of the Merger.

  Dr. Jurgen B. Mulder has been our President--International since September 23, 1999 and a member of our Board of Directors since the Merger. He was President--Europe from the Merger until September 23, 1999 and he was President and Chief Executive Officer of HSI from November 16, 1998 until the time of the Merger. He was Vice Chairman of HSI from October 1, 1997 until November 16, 1998. Prior to joining HSI in 1997, Dr. Mulder was a partner in Mulder & Partner GmbH & Co. KG., the firm he founded in 1978.

ITEM 2. PROPERTIES

  The Company's corporate office is located in Chicago, Illinois. We have 69 locations in 33 countries around the world and we lease all of our locations. A list of our locations is set forth in Part I, Item I of this Report. The aggregate square footage of office space under such leases was approximately 662,095 as of December 31, 1999. The leases for these offices call for future minimum lease payments of approximately $143 million and have terms which will expire between 2000 and 2013 exclusive of renewal options that we can exercise. We believe that our facilities are adequate for our current needs and that we will not have difficulty leasing additional office space to satisfy anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

  From time to time we have been involved in litigation which is incidental to our business. We currently are not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the last quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is listed on the Nasdaq National Market under the symbol "HSII." The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the Nasdaq National Market since trading began on April 27, 1999:

      Year Ended December 31, 1999                                   High   Low
      ----------------------------                                   ----- -----
      First Quarter.................................................   N/A   N/A
      Second Quarter................................................ 20.13 12.75
      Third Quarter................................................. 19.50 14.63
      Fourth Quarter................................................ 46.00 17.25

As of March 1, 2000, the last reported sale price on the Nasdaq National Market for our common stock was $40.75 per share and there were 304 shareholders of record of the common stock.

  We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings for the future operations and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the board of directors. Our revolving credit facility prohibits us from declaring and paying cash dividends on the common stock. Future indebtedness and loan facilities also may prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

  On April 30, 1999, we completed our initial public offering under a Registration Statement on Form S-1 effective April 26, 1999 (File No. 333-59931) of an aggregate of 4.2 million shares of common stock at $14.00 per share, of which 3.7 million shares were offered by us and 500,000 shares were offered by selling stockholders. In addition, on June 1, 1999, we completed the offering of an additional 505,000 shares of common stock which arose from the exercise of a portion of the over-allotment option granted to certain underwriters of the initial public offering. These offerings resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $51.8 million to us and $6.5 million to the selling stockholders. We used approximately $22.2 million of the net proceeds to repay borrowings under our credit facilities and notes payable to former shareholders. In addition, we spent a portion of net proceeds for technology enhancements. We intend to use the remaining net proceeds for the further development of LeadersOnline and other growth initiatives, expanding our technology infrastructure, possible future acquisitions, working capital and general corporate purposes. We have currently invested the remaining net proceeds in short-term investment grade securities. We received no proceeds from the sale of the common stock in the offering made by the selling stockholders.

Recent Event

  On February 9, 2000, we completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. We offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $76.3 million to us and $31.0 million to the selling stockholders. We intend to use the net proceeds from this offering to fund general corporate purposes including further development of LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding our technology infrastructure and funding possible future acquisitions.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below for each of the five years in the period ended December 31, 1999 have been derived from the audited consolidated financial statements of H&S which were audited by Arthur Andersen LLP, independent public accountants. The data set forth are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and the other financial data and statistical information included in this Form 10-K.

                            Selected Financial Data

                                                  Year Ended
                                                 December 31,
                          ---------------------------------------------------------------------
                            1999(1)          1998            1997         1996         1995
                          -------------   -----------     -----------  -----------  -----------
                           (in thousands, except per share and other operating data)
Statement of Operations
 Data:
 Revenue................  $   415,847     $   216,836     $   193,052  $   147,428  $   113,763
                          -----------     -----------     -----------  -----------  -----------
 Operating expenses:
 Salaries and employee
  benefits..............      277,580        174,618 (2)      135,473      105,544       81,591
 General and
  administrative
  expenses..............      104,144          53,557          44,736       30,344       22,131
 Nonrecurring charge and
  merger costs..........       15,220 (4)         --              --           --           --
                          -----------     -----------     -----------  -----------  -----------
  Total operating
   expenses.............      396,944         228,175         180,209      135,888      103,722
                          -----------     -----------     -----------  -----------  -----------
  Operating income
   (loss)...............       18,903         (11,339)         12,843       11,540       10,041
                          -----------     -----------     -----------  -----------  -----------
 Non-operating income
  (expense):
 Interest income........        3,513           1,585           1,626        1,394        1,163
 Interest expense.......       (1,504)           (505)           (150)        (180)        (207)
 Other income (expense).          630          (2,212)(3)         486          (94)          90
                          -----------     -----------     -----------  -----------  -----------
  Net non-operating
   income (expense).....        2,639          (1,132)          1,962        1,120        1,046
                          -----------     -----------     -----------  -----------  -----------
 Equity in net income
  (loss) of affiliate...         (630)         (3,417)             20          775          778
                          -----------     -----------     -----------  -----------  -----------
 Income (loss) before
  income taxes..........       20,912         (15,888)         14,825       13,435       11,865
 Provision for income
  taxes.................       15,120           1,302           7,999        6,216        6,158
                          -----------     -----------     -----------  -----------  -----------
 Net income (loss)......  $     5,792     $   (17,190)    $     6,826  $     7,219  $     5,707
                          ===========     ===========     ===========  ===========  ===========
 Basic earnings (loss)
  per common share......  $      0.42     $     (5.85)    $      2.31  $      2.54
                          ===========     ===========     ===========  ===========
 Weighted average common
  shares outstanding....       13,642           2,940           2,949        2,847
                          ===========     ===========     ===========  ===========
 Diluted earnings (loss)
  per common share......  $      0.42     $     (5.85)    $      2.31  $      2.54
                          ===========     ===========     ===========  ===========
 Diluted average common
  shares outstanding....       13,889           2,940           2,950        2,847
                          ===========     ===========     ===========  ===========
Balance Sheet Data (at
 end of period):
 Working capital........  $    54,007     $     7,954     $    25,570  $    21,414  $    17,777
 Total assets...........      334,749         128,775          96,222       70,826       57,076
 Long-term debt, less
  current maturities....          --            6,350           1,636          993        1,189
 Mandatorily redeemable
  common stock..........          --           44,422          48,153       39,950       31,507
 Stockholders' equity...      167,880             --              --           --           --
Other Operating Data:
 Number of locations (at
  end of period)........           69              33              29           26           21
 Average number of
  consultants during the
  period................          347             207             164          142          124

(1) Because H&S acquired HSI on February 26, 1999, the historical results of operations of HSI have been included in H&S's financial statements subsequent to the date of acquisition. See Part I--Item I Business--"The Merger."
(2) Includes $12.7 million of nonrecurring charges comprised of (a) $9.9 million of salaries and employee benefits expense arising from the difference between the issuance price of shares issued by us to certain of our directors in December 1998 and the fair market value of such shares at the date of grant and (b) $2.8 million of salaries and benefits expense relating to the early settlement of profit sharing arrangements upon the acquisition of certain Latin American locations.
(3) Includes a nonrecurring $2.5 million charge incurred in connection with the costs of the postponement of an offering in September 1998.
(4) Includes $15.2 million of nonrecurring charge and merger costs arising from the modification of the Mulder acquisition agreement and the merger with Sullivan. See Part I--Item I--"Recent Strategic Acquisitions and Mergers."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on the current beliefs and expectations of our management, as well as assumptions made by, and information currently available to, our management. Such statements include those regarding general economic and executive search industry trends. Because such statements involve risks and uncertainties, actual actions and strategies, and the timing and expected results thereof, may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, maintenance of professional reputation and brand name, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits arrangements, competition, implementation of an acquisition strategy, reliance on information management systems and the impact of Year 2000 issues, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect our financial results are described in our recent filings, which are on record with the Securities and Exchange Commission.

General

  We are the leading global executive search firm and based on revenue, we are the largest executive search firm in the world. We offer and conduct executive search services through our global network of offices to a broad range of clients, including Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations, and other leading private and public entities.

  Prior to 1984, we operated under a single ownership structure. In 1984, Heidrick & Struggles, Inc. ("H&S") spun off Heidrick & Struggles International, Inc. ("HSI") to its European partners while retaining a significant equity interest in it. Between 1984 and February 26, 1999, HSI conducted primarily Europe-based operations, while H&S conducted all other operations. On February 26, 1999, H&S merged with HSI ("the Merger") to reunite the two companies in a single corporate structure.

  We completed several other acquisitions and mergers in the past three years. In September 1999, we merged with Sullivan & Company ("Sullivan"), an executive search firm that specializes in the financial services industry. This transaction was accounted for using pooling of interests accounting, with the results of Sullivan being included in H&S's consolidated statements of income for all periods presented. In December 1999, we completed the acquisition of Redelinghuys & Partners, a senior level executive search firm in the Republic of South Africa. In June 1998, we acquired Fenwick Partners, Inc., a Boston-based executive search firm focused on the technology sector. In October 1997, HSI acquired Mulder & Partner GmbH & Co. KG ("Mulder"), the largest executive search firm in Germany. These acquisitions were accounted for using the purchase method of accounting, with the results of the acquired companies included in H&S's and HSI's respective consolidated statements of income beginning on the date of each acquisition.

  With 69 locations in 33 countries, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations of the valuation of such assets and liabilities. For financial information by geographic region, see Note 17 of our Consolidated Financial Statements.

Revenue

  We generate revenue by providing executive search services to our clients. Our revenue growth is largely a function of increasing the revenue per consultant and the number of consultants employed (based on number of months employed during the period). Average revenue per consultant is a function of the number of searches performed per consultant and the fee earned per search. Revenue largely consists of executive search fees (net of value-added taxes in Europe) and allocated costs. Allocated costs include charges for communication expenses, research-related materials, duplicating and similar items.

  Revenue from executive search services is recognized when such services are billed to clients and substantially rendered. Typically, we are paid an initial retainer for our services equal to approximately one-third of the estimated guaranteed first year cash compensation for the position to be filled. In addition, if the actual cash compensation of a placed candidate exceeds the retainer, we bill the client for one-third of the excess. Allocated costs are calculated as a percentage of the expected search fee for an assignment with certain dollar limits per search. We generally bill our clients for our initial retainer and allocated costs in one-third increments over a 60-to-90 day period commencing in the month of the initial acceptance or confirmation of the contract by our client.

  For each executive search assignment, we and our client enter into a contract, which outlines the general terms and conditions of the assignment. These contracts generally are cancelable at the option of either party with compensation payable pro rata for the first 90 days.

  Hiring new consultants requires a large initial investment in signing bonuses, guaranteed bonuses, and salaries and benefits for associated support staff and does not tend to immediately provide proportionately higher revenues. As a result of new hires, our average revenue per consultant and overall profitability are typically negatively affected in the short term.

Operating Expenses

  Our operating expenses are divided into two general categories: salaries and employee benefits, and general and administrative expenses.

  Salaries and employee benefits. The largest components of our operating expenses are compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual bonuses. Other items included in this category are signing bonuses and guaranteed bonuses (often incurred in connection with the hiring of new consultants), payroll taxes, profit sharing and retirement benefits, and employee insurance benefits. A consultant's base salary represents, on average, less than one-half of the consultant's total annual compensation. Typically, a portion of the credit for a particular assignment goes to the consultants who originate the executive search assignment, and a portion goes to the consultants who perform the executive search assignment. In addition, a portion of each consultant's annual compensation is based on management's assessment of that consultant's teamwork and work quality.

  General and administrative expenses. The key components of general and administrative expenses include rent, information systems costs, general office expenses and professional service costs (including legal, accounting and third party professional services). In addition, general and administrative expenses include depreciation, amortization and allowance for doubtful accounts.

Nonrecurring Charges and Merger Costs

  During the first quarter of 1999, we incurred a nonrecurring charge of $12.4 million. This charge was the result of our agreement to modify the terms of the Mulder acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $298,000 of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that the remaining cash (plus interest) would be paid within 90 days of the completion of the Merger and 428,452 shares (reflecting a split of 15.8217 for 1) of our common stock (which were valued, based upon the estimated fair market value of our company, at $5.2 million) were issued to such Mulder partners immediately after the Merger. During 1999, we paid the remaining $4.3 million cash due, issued 428,452 shares of our common stock and wrote off $2.9 million of deferred compensation assets resulting in a total compensation charge of $12.4 million.

  In connection with the acquisition of Sullivan, we recorded merger-related costs of $2.8 million during 1999. The merger costs consist of a $2.0 million non-cash charge for accelerated vesting of an employee equity ownership plan in place at Sullivan and $772,000 of transaction-related costs, including legal, accounting and advisory fees.

Non-Operating Income (Expense)

  Non-operating income (expense) consists of interest income, interest expense, realized gains from the sale of equities, and other income and expenses. We receive warrants for equity in some of our clients, in addition to our cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Realized net gains from the warrant program are recorded in other income.

Equity in Net Income (Loss) of Affiliate

  Prior to the Merger, we held a significant interest in HSI. Equity in net income (loss) of affiliate relates to the income earned or loss incurred from our investment in HSI after giving effect to currency translation adjustments.

Taxes

  We are subject to federal, state and non-U.S. income taxes. Income generated outside of the United States may be subject to higher tax rates than U.S. income. As a result, our effective tax rate may be higher than prevailing U.S. tax rates. Historically, certain non-deductible expenses have increased our effective tax rates. Our provisions for income taxes reflect our best judgment as to the likely effective tax rate for a given period.

Results of Operations

  The following table sets forth, for the periods indicated, our selected statements of operations data as a percentage of revenue:

                                                              Year Ended
                                                             December 31,
                                                           --------------------
                                                           1999   1998    1997
                                                           -----  -----   -----
Revenue................................................... 100.0% 100.0%  100.0%
                                                           -----  -----   -----
Operating expenses:
  Salaries and employee benefits..........................  66.8   80.5    70.2
  General and administrative expenses.....................  25.0   24.7    23.2
  Nonrecurring charge and merger costs....................   3.7    --      --
                                                           -----  -----   -----
    Total operating expenses..............................  95.5  105.2    93.4
                                                           -----  -----   -----
    Operating income (loss)...............................   4.5   (5.2)    6.6
                                                           -----  -----   -----
Non-operating income (expense):
  Interest income.........................................   0.8    0.7     0.8
  Interest expense........................................  (0.4)  (0.2)   (0.1)
  Other income (expense)..................................   0.2   (1.0)    0.3
                                                           -----  -----   -----
    Net non-operating income (expense)....................   0.6   (0.5)    1.0
                                                           -----  -----   -----
Equity in net loss of affiliate...........................  (0.2)  (1.6)    --
                                                           -----  -----   -----
Income (loss) before income taxes.........................   4.9   (7.3)    7.6
Provision for income taxes................................   3.6    0.6     4.1
                                                           -----  -----   -----
Net income (loss).........................................   1.3%  (7.9)%   3.5%
                                                           =====  =====   =====

  The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. We include the Middle East and Africa with our Europe segment. The Other International segment is comprised of Latin America, Asia Pacific, Canada and Mexico.

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (in thousands)
      Revenue
      United States............................... $256,394  $190,855  $168,981
      Europe......................................  118,880       --        --
      Other International.........................   37,956    25,981    24,071
      LeadersOnline...............................    2,617       --        --
                                                   --------  --------  --------
        Total..................................... $415,847  $216,836  $193,052
                                                   ========  ========  ========
      Operating Income (Loss)
      United States............................... $ 38,638  $  8,871  $ 23,970
      Europe......................................   (1,614)      --        --
      Other International.........................    6,410    (6,743)   (2,637)
      LeadersOnline...............................   (5,157)   (1,539)      --
      Corporate unallocated.......................  (19,374)  (11,928)   (8,490)
                                                   --------  --------  --------
        Total..................................... $ 18,903  $(11,339) $ 12,843
                                                   ========  ========  ========

1999 Compared to 1998

  Revenue. Our revenue increased $199.0 million, or 91.8%, to $415.8 million for 1999 from $216.8 million for 1998. This increase was primarily the result of the Merger, which contributed $118.9 million in revenue for 1999. Excluding HSI, revenue increased by 37.0%. Strong demand for our services across a number of industries and disciplines, especially technology, e-commerce, financial services and industrial, aggressive business development activities and an increase in the average number of consultants employed during the period all contributed to the revenue growth as the number of confirmed searches increased. In addition, average revenue per consultant was higher due to higher fees per search and better leveraging of technology to enhance consultant productivity.

  We experienced revenue growth in all of our geographic segments during 1999. In the United States, our revenue increased $65.5 million, or 34.3%, to $256.4 million for 1999 from $190.9 million for 1998. We opened offices in West Los Angeles, Seattle and San Diego during 1999. The Merger in February of 1999 added $118.9 million of revenue to the Europe segment. The Merger would have added $125.2 million of revenue were it not for the negative effects of foreign currency translation, predominantly in Germany, France and the United Kingdom. In addition, we opened an office in Austria, and purchased a business in South Africa during 1999, both of which are included in the Europe segment. Our revenue in Other International, which includes the Asia Pacific and Latin America regions, Mexico and Canada, increased $12.0 million, or 46.1%, to $38.0 million for 1999 from $26.0 million for 1998. Revenue would have risen by 54.1% were it not for the negative effects of foreign currency translation, predominantly in Brazil. We opened offices in Korea and Canada during 1999. LeadersOnline was officially launched in 1999 and had revenue of $2.6 million for 1999 and no revenue for 1998.

  Salaries and employee benefits. Our salaries and employee benefits increased $103.0 million, or 59.0%, to $277.6 million for 1999 from $174.6 million for 1998. This increase was primarily the result of the Merger, which contributed $78.3 million in salaries and employee benefits for 1999. Excluding HSI, salaries and employee benefits decreased as a percentage of revenue from 80.5% to 67.1%. Approximately $12.7 million of this decrease was due to nonrecurring salaries and employee benefits in 1998 comprised of $9.9 million arising from the difference between the issuance price of shares issued by us in December 1998 and the fair market value of such shares at the date of grant, and $2.8 million arising from the early settlement of profit sharing arrangements relating to the acquisition of certain Latin American locations. Excluding the impact of these expenses, salaries and employee benefits for 1998 were 74.7% of revenue. The remainder of the percentage decrease was due to increased search consultant productivity as a result of our technology initiatives, lower costs related to the hiring of consultants, better leveraging of our support staff and a change in the bonus structure for management that replaces a portion of cash incentive compensation with stock options in 1999.

  General and administrative expenses. Our general and administrative expenses increased $50.5 million, or 94.5%, to $104.1 million for 1999 from $53.6 million for 1998. This increase was primarily the result of the Merger, which contributed $31.2 million in general and administrative expenses for 1999. Excluding HSI, general and administrative expenses remained relatively flat as a percentage of revenue, decreasing from 24.7% to 24.6%. Additional spending for our technology initiatives and investment spending for LeadersOnline offset the increase in revenue in 1999.

  Nonrecurring charge and merger costs. During the first quarter of 1999, we incurred a nonrecurring charge of $12.4 million related to the Mulder acquisition and the Merger. During the third quarter of 1999, we incurred merger costs of $2.8 million related to the merger with Sullivan.

  Net non-operating income (expense). Our net non-operating income increased to $2.6 million for 1999 from a net non-operating expense of $1.1 million for 1998. This change was primarily due to a $2.5 million charge incurred in 1998 in connection with the costs of the postponement of our initial public offering in September 1998, and an increase in interest income arising from the investment of the net proceeds from our initial public offering in April of 1999, partially offset by an increase in interest expense due to a higher average outstanding debt balance during 1999. In addition, we recorded a $782,000 gain, net of consultants' bonuses and administrative costs of the program, from the sale of equity obtained as part of our warrant program. We receive warrants for equity in certain client companies in addition to our cash fee when executing searches for such clients.

1998 Compared to 1997

  Revenue. Our revenue increased $23.7 million, or 12.3%, to $216.8 million for 1998 from $193.1 million for 1997. This increase was primarily due to an increase in the number of confirmed searches resulting largely from a 26.7% increase in the average number of consultants employed during the period. Average revenue per consultant was $1.0 million in 1998, as compared to $1.2 million in 1997, an 11% decrease due to an increase in the number of newly hired consultants. Four new offices were opened in 1998: Melbourne, Route 128, Irvine and New Delhi, which generated approximately $8.2 million of revenue during 1998.

  Salaries and employee benefits. Our salaries and employee benefits increased $39.1 million, or 28.9%, to $174.6 million for 1998 from $135.5 million for 1997. As a percentage of revenue, salaries and employee benefits increased from 70.2% to 80.5%. Approximately $12.7 million of this increase was due to nonrecurring salaries and employee benefits comprised of $9.9 million arising from the difference between the issuance price of shares issued by us in December 1998 and the fair market value of such shares at the date of grant, and $2.8 million arising from the early settlement of profit sharing arrangements relating to the acquisition of certain Latin American locations. Excluding the impact of these expenses, salaries and employee benefits were 74.7% of revenue for 1998. A majority of this percentage increase was due to signing bonuses and guaranteed bonuses associated with the hiring of 41 new consultants in 1998, consistent with our growth strategy. We also added 44 associates and 79 administrative personnel, in part to support these consultants.

  General and administrative expenses. Our general and administrative expenses increased $8.9 million, or 19.7%, to $53.6 million for 1998 from $44.7 million for 1997. As a percentage of revenue, general and administrative expenses increased from 23.2% to 24.7%. This percentage increase was largely due to the launch of an advertising campaign during the fourth quarter of 1998 and an increase in maintenance and installation expenses, technical support expenses and equipment rentals associated with our technology initiative.

  Net non-operating income (expense). Our net non-operating income decreased $3.1 million to a net non-operating expense of $1.1 million for 1998 from net non-operating income of $2.0 million for 1997. This decrease is primarily due to a $2.5 million charge incurred in connection with the costs of the postponement of our initial public offering in September 1998. The remaining decrease was due to a loss on the sale of certain computer equipment replaced by new computers in connection with our technology initiative during 1998 and an increase in interest expense due to an increase in borrowings under our line of credit.

Pro Forma Combined Results of Operations

  The following table provides our pro forma combined results of operations and such data as a percentage of revenue for 1999 and 1998.

                                                Year Ended December 31,
                                             --------------------------------
                                               1999(1)(2)       1998(1)(2)
                                             ---------------  ---------------
                                                (dollars in thousands)
Revenue .................................... $435,832  100.0% $341,820  100.0%
                                             --------  -----  --------  -----
Operating expenses:
  Salaries and employee benefits(3)(4)......  292,496   67.1   246,209   72.0
  General and administrative expenses(5)....  110,585   25.4    92,717   27.1
                                             --------  -----  --------  -----
    Total operating expenses................  403,081   92.5   338,926   99.1
                                             --------  -----  --------  -----
    Operating income........................   32,751    7.5     2,894    0.9
                                             --------  -----  --------  -----
Non-operating income (expense):
  Interest income...........................    3,513    0.8     1,585    0.5
  Interest expense..........................   (1,560)  (0.4)   (1,209)  (0.4)
  Other, net(6).............................      630    0.1    (3,787)  (1.1)
                                             --------  -----  --------  -----
    Net non-operating income (expense)......    2,583    0.5    (3,411)  (1.0)
                                             --------  -----  --------  -----
Minority interest in income of consolidated
 subsidiaries...............................       --    --        (81)   --

                                             --------  -----  --------  -----
    Income (loss) before income taxes(7)....   35,334    8.0      (598)  (0.1)
Provision for income taxes..................   15,741    3.6     2,888    0.8
                                             --------  -----  --------  -----
    Net income (loss)....................... $ 19,593    4.4% $ (3,486)  (0.9)%
                                             ========  =====  ========  =====
Basic earnings (loss) per common share...... $   1.20         $  (0.23)
                                             ========         ========
Basic weighted average common shares
 outstanding(8).............................   16,326           14,994
                                             ========         ========
Diluted earnings (loss) per common share.... $   1.18         $  (0.23)
                                             ========         ========
Diluted weighted average common shares
 outstanding(8)(9)..........................   16,596           14,994
                                             ========         ========

--------
(1) The December 31, 1999 and 1998 consolidated statements of income have been adjusted by the following amounts to reflect the historical operations of
    HSI:

                                                               Year  Ended
                                                               December 31,
                                                             -----------------
                                                              1999      1998
                                                             -------  --------
      Revenue............................................... $19,985  $124,984
      Salaries and employee benefits........................  15,836   102,861
      General and administrative expenses...................   6,209    37,766
      Net non-operating expense.............................     (56)   (6,116)
      Minority interest in income of consolidated
       subsidiaries.........................................     --        (81)
      Benefit from income taxes.............................    (520)   (4,475)

(2) Amount excludes the $15.2 million of nonrecurring charges for 1999. The charges are comprised of $12.4 million for the renegotiation of the Mulder acquisition agreement and $2.8 million of merger costs for the Sullivan merger. In addition, amortization of deferred compensation expense of $0.9 million and $5.1 million relating to the acquisition of Mulder has been eliminated from salaries and employee benefits for 1999 and 1998, respectively.
(3) An adjustment of $2.8 million for 1998 has been made to eliminate from salaries and employee benefits, compensation expense representing the difference between the amount actually paid over the amount that would have been paid under our employee incentive plan for managing partners and corporate officers had such plan been in effect beginning January 1, 1998. The plan's participants will have the same duties and responsibilities, and we expect that the issuance of stock options in lieu of cash under the plan for a portion of their bonuses will not diminish the output of these employees resulting in additional costs being incurred. The adjustment is to reduce compensation expense to reflect the differences in compensation expense, as computed under the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," based on the intrinsic value of the stock options granted. Under APB No. 25, the fair value of the options, as computed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is not recorded as compensation expense.
(4) Salaries and employee benefits have been adjusted by $23.3 million to reflect the following charges recorded during the fourth quarter of 1998:
    (a) $14.8 million arising from the difference between the issuance price of shares issued by H&S and HSI in the period beginning twelve months before the initial filing date of the registration statement relating to our initial public offering and the fair market value of the shares at the date of grant, (b) $2.8 million arising from the early settlement of profit sharing arrangements relating to the acquisition of certain Latin American locations and (c) $5.7 million arising from the termination agreement with HSI's former President and Chief Executive Officer, and the termination agreement of a non-executive HSI employee. The $5.7 million charge is comprised of $3.0 million for compensation and other amounts to be paid in accordance with the termination agreements and a $2.7 million non-cash charge representing the difference between the current book value and appraised fair market value of shares retained subsequent to termination.
(5) Adjustments have been made to reflect the impact of allocating the difference between the fair market value and the book value of the interests in HSI acquired (less the related deferred tax liability) to intangible assets and goodwill of HSI, based upon the determination of the respective fair values of these assets. For 1999 and 1998, $0.2 million and $1.4 million, of amortization related to acquired intangibles and goodwill has been charged to general and administrative expenses, respectively.
(6) Offering expenses of $3.8 million have been eliminated from non-operating income for 1998. As required by Staff Accounting Bulletin No. 1, Topic 5A, we expensed all charges incurred in connection with the postponement of the planned initial public offering in September 1998.
(7) Equity in net loss of affiliate has been eliminated from us for all periods shown to reflect 100% ownership of HSI after the Merger.
(8) Amount has been adjusted to give effect to the initial public offering of
    3.7 million shares and issuance of 0.7 million shares under our employee incentive plan as of January 1, 1999 and 1998, respectively.
(9) Amounts have been adjusted to give effect to the issuance of options pursuant to our employee incentive plans equivalent to 0.3 million shares for 1999.

  The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. We include the Middle East and Africa with our Europe segment. The Other International segment is comprised of Latin America, Asia Pacific, Canada and Mexico.

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (in thousands)
Revenue
United States............................................... $256,394  $190,855
Europe......................................................  138,865   124,984
Other International.........................................   37,956    25,981
LeadersOnline...............................................    2,617       --
                                                             --------  --------
  Total..................................................... $435,832  $341,820
                                                             ========  ========
Operating Income (Loss)
United States............................................... $ 38,638  $ 21,616
Europe......................................................    9,666     1,418
Other International.........................................    6,410    (3,918)
LeadersOnline...............................................   (5,157)   (1,539)
Corporate unallocated.......................................  (16,806)  (14,683)
                                                             --------  --------
  Total..................................................... $ 32,751  $  2,894
                                                             ========  ========

Pro Forma Combined Results for 1999 Compared to 1998

  Revenue. Our revenue increased $94.0 million, or 27.5%, to $435.8 million for 1999 from $341.8 million for 1998. Strong demand for our services across a number of industries and disciplines, especially technology, e-commerce, financial services and industrial, aggressive business development activities and a 12% increase in the average number of consultants employed during the period all contributed to the revenue growth as the number of confirmed searches increased 21%. In addition, average revenue per consultant was $1.2 million, up 14% from $1.0 million in 1998 due to higher fees per search and better leveraging of technology to enhance consultant productivity.

  We experienced revenue growth in all of our geographic segments during 1999. In the United States, our revenue increased $65.5 million, or 34.3%, to $256.4 million for 1999 from $190.9 million for 1998. We opened offices in West Los Angeles, Seattle and San Diego during 1999. Our revenue in Europe, which includes South Africa and the Middle East, increased $13.9 million, or 11.1%, to $138.9 million from $125.0 million. Revenue would have grown 15.6% were it not for the negative effects of foreign currency translation, predominantly in Germany, France and the United Kingdom. We opened an office in Austria and acquired a business in South Africa during 1999. Our revenue in Other International, which includes the Asia Pacific and Latin America regions, Mexico and Canada, rose $12.0 million, or 46.1%, to $38.0 million for 1999 from $26.0 million for 1998. Revenue would have increased 54.1% were it not for the negative effects of foreign currency translation, predominantly in Brazil. We opened offices in Korea and Canada during 1999. LeadersOnline was officially launched in 1999 and had revenue of $2.6 million for 1999 and no revenue for 1998.

  Salaries and employee benefits. Our salaries and employee benefits increased $46.3 million, or 18.8%, to $292.5 million for 1999 from $246.2 million for 1998. As a percentage of revenue, salaries and employee benefits decreased from 72.0% to 67.1%. This percentage decrease was due to significant costs in 1998 related to the hiring of new consultants and building the corporate and technology staff infrastructure to support the needs of a global public company.

  General and administrative expenses. Our general and administrative expenses increased $17.9 million, or 19.3%, to $110.6 million for 1999 from $92.7 million for 1998. As a percentage of revenue, general and administrative benefits decreased from 27.1% to 25.4%. This percentage decrease was primarily due to revenue growth outpacing increases in fixed operating costs, costs of consulting services for our technology initiatives and investment spending for LeadersOnline. In addition, this percentage decrease was due to cost cutting efforts and the elimination of duplicate corporate staff in Europe during 1999.

  Net non-operating income (expense). Our net non-operating income increased to $2.6 million for 1999 from a net non-operating expense of $3.4 million for 1998. This increase was primarily due to provisions in 1998 totaling $4.1 million for the write-off of leasehold improvements and accruals for non-cancelable lease commitments due to the decision to relocate the London office. The remaining increase was due to an increase in interest income arising from the investment of the net proceeds from our initial public offering in April 1999, partially offset by an increase in interest expense due to a higher average outstanding debt balance during 1999. In addition, we recorded a $782,000 gain, net of consultants' bonuses and administrative costs of the program, from the sale of equity obtained as part of our warrant program. We receive warrants for equity in certain client companies in addition to our cash fee when executing searches for such clients.

Liquidity and Capital Resources

  We periodically evaluate our liquidity requirements, capital needs and availability of capital resources in view of plans for expansion and other operating cash needs. We have historically financed our operations primarily through internally generated funds and periodic borrowings under our credit facilities. We pay a portion of our bonuses in December and the remainder is paid in March. Employee bonuses are accrued when earned and are based on our performance and the performance of the respective employee.

  We believe that the net proceeds from our common stock offerings, together with funds expected to be generated from operations and our lines of credit, will be sufficient to finance our operations for the foreseeable future. However, if we undertake significant acquisitions or other investment activities, we may need access to additional sources of debt or equity financing. In particular, we may investigate additional capital raising methods to fund the further development of LeadersOnline, including investments by third parties.

  We maintained cash and cash equivalents at December 31, 1999, 1998 and 1997 totaling $76.8 million, $11.5 million and $10.7 million, respectively. For 1999 cash flows from operating activities contributed $54.8 million reflecting increases to net income and for non-cash items such as depreciation and amortization, the nonrecurring charge and merger costs, as well as a decrease in working capital. For 1998, operating activities contributed $1.0 million of cash reflecting the net loss offset by increases in non-cash items such as stock-based compensation, depreciation and amortization and equity in net loss of affiliate. Cash flows from operating activities contributed $7.9 million in 1997, reflecting principally the net income from operations.

  On December 28, 1999, we completed our acquisition of Redelinghuys & Partners for approximately $1.5 million in cash. On September 1, 1999, we completed our merger with Sullivan, which provided for the exchange of all of the outstanding stock of Sullivan for 964,000 shares of our common stock. This transaction was accounted for using the pooling of interests method of accounting. On February 26, 1999, we merged with HSI which resulted in $8.2 million of cash being acquired. On June 26, 1998, we purchased selected assets and liabilities of Fenwick Partners, Inc. for approximately $6.1 million in cash and notes. On October 1, 1998, we purchased selected assets of Heidrick Partners, Inc. for $2.0 million in cash and notes. These acquisitions resulted in a use of cash of $1.5 million in 1999 and $4.1 million in 1998.

  During 1999, we began selling equity securities obtained as part of our warrant program. The amount of cash received during 1999, as a result of the sale of these securities was $782,000, net of consultants' bonuses and administrative costs of the program.

  Capital expenditures were $21.5 million, $16.0 million and $5.9 million for 1999, 1998 and 1997, respectively. These expenditures were primarily for system development costs, office furniture and fixtures, leasehold improvements, and computer equipment and software. The system development costs relate primarily to our expenditures in connection with our technology initiatives, of which we capitalized $12.2 million in 1999, $9.0 million in 1998 and $1.2 million in 1997. We anticipate that our capital expenditures for 2000 will be approximately $25.0 million.

  Cash flows provided by financing activities were $25.3 million for 1999, resulting primarily from the estimated net proceeds raised in the initial public offering of $51.8 million and the related sales of shares to employees pursuant to our employee incentive plans of $9.3 million, offset by net repayments under our lines of credit. Cash flows from financing activities were $23.6 million and $5.8 million for 1998 and 1997, respectively. Our financing activities consisted principally of sales of our common stock to employees, net of repurchase obligations, of amounts due in connection with 1998 acquisitions, and of borrowings and repayments under our line of credit.

  We have a $50.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001. As part of the terms of the facility, the line of credit will be reduced by $10.0 million on December 31, 2000. There were no borrowings outstanding under this line of credit at December 31, 1999 and $22.0 million outstanding under this line of credit as of December 31, 1998. At our discretion, we may borrow either U.S. dollars on deposit in the United States, or U.S. dollars or foreign currencies on deposit outside the United States. Non-U.S. borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of our financial condition. U.S. borrowings bear interest at the then-existing prime rate. At December 31, 1998, the interest rate on the debt was LIBOR plus the applicable margin, the sum of which equaled 6.8%. This line of credit replaced a $25.0 million line of credit which had been in effect since October 1, 1997. There was $3.5 million outstanding under the line of credit at December 31, 1997 and the borrowings bore interest at LIBOR plus 1% or the prime rate, at our discretion. At December 31, 1997, the interest rate on the debt was fixed at approximately 8.5%.

  The current line of credit has certain financial covenants we must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. At December 31, 1999, we are in compliance with these financial covenants.

  On December 16, 1999, we announced that our board of directors approved the formation of H&S Capital, a separate entity that will raise capital to establish venture funds that invest in early stage companies, primarily in the technology sector. We expect to invest up to $25 million of cash in H&S Capital. Although we expect to make investments in increments over the next three years, the full investment may be made at any time.

Recent Events

  On February 9, 2000, we completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. We offered 2,458,306 shares and selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $76.3 million to us and $31.0 million to the selling stockholders. We intend to use the net proceeds from this offering to fund general corporate purposes including further developing LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding our technology infrastructure and funding possible future acquisitions.

  On March 7, 2000, we announced that LeadersOnline is planning to file a Registration Statement with the Securities and Exchange Commission covering the proposed sale by LeadersOnline of shares of its common stock. LeadersOnline anticipates that the Registration Statement will be filed in the spring or summer of 2000.

Recently Issued Financial Accounting Standards

  During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes new standards for reporting information about derivatives and hedging. FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," in 1999, which deferred the effective date of SFAS No. 133 for one year. The Standard is effective for annual periods beginning after June 15, 2000, and will be adopted by us as of January 1, 2001. We expect that adoption of this Standard will have no material effect on our consolidated financial position or results of operations.

European Monetary Union

  Starting January 1, 1999, eleven European countries entered into the European Monetary Union and introduced the Euro as a common currency. During a three-year transition period, the national currencies will continue to circulate, but their relative values will be fixed denominations of the Euro.

  We recognize that there are risks and uncertainties associated with the conversion to the Euro. These risks and uncertainties include:

  . an increasingly competitive European environment resulting from greater transparency of pricing

  . inability to update financial reporting systems on a timely basis

  We have upgraded our systems to enable us to process transactions denominated in the Euro. Further system upgrades will be adopted between now and December 2000 in preparation for full implementation of the single European currency in 2002. Failure to adapt information technology systems could have an adverse effect on our financial condition and results of operations. We are also dependent on many third parties, including banks and providers of information. If any of these systems are not appropriately upgraded to manage transactions denominated in the Euro, our operations could suffer.

Year 2000 Compliance

  We have not experienced any significant Year 2000-related issues. Based upon information currently known to us, we believe that all critical areas of our business are Year 2000 compliant. Our Year 2000 efforts focused on ensuring that our information technology would achieve a Year 2000 date conversion with no disruption to our business operations and that contingency plans were developed to address most likely worst case scenarios. Information systems, third-party suppliers and date-related issues, if any, related to our business operations will continue to be monitored and contingency plans will remain in place. We do not anticipate any further significant expenditures for these or other Year 2000 compliance activities.

Quarterly Comparisons

  The following table sets forth certain financial information for each quarter of 1999 and 1998. The information is derived from our quarterly financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the financial statements included herein and include all adjustments, consisting only of normal recurring items, necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                 Fiscal Quarters Ended
                         ----------------------------------------------------------------------------
                                       1999(1)                                    1998
                         ------------------------------------------ ---------------------------------
                         March 31     June 30  Sept. 30    Dec. 31  March 31 June 30 Sept. 30 Dec. 31
                         --------     -------- --------    -------- -------- ------- -------- -------
                                                    (in thousands)
Revenue................. $74,601      $113,046 $114,936    $113,264 $49,675  $56,961 $62,278  $47,922
Operating income
 (loss).................  (7,556)(2)     8,804    9,147(3)    8,508   1,177    3,051   3,910  (19,477)(4)
Net income (loss)....... (10,148)        4,849    5,427       5,664     391    1,387   1,785  (20,753)(5)

--------
(1) Because H&S acquired HSI on February 26, 1999, the historical results of operations of HSI have been included in H&S's financial statements subsequent to the date of acquisition.
(2) Includes a $12.4 million nonrecurring charge arising from the modification of the Mulder acquisition agreement.
(3) Includes $2.8 million of merger costs arising from the merger with Sullivan.
(4) Includes $12.7 million of nonrecurring charges comprised of (a) $9.9 million of salaries and benefits expense arising from the difference between the issuance price of shares issued by us in December 1998 and the fair market value of such shares at the date of grant and (b) $2.8 million of salaries and benefits expense arising from the early settlement of profit sharing arrangements relating to the acquisition of certain Latin American locations.
(5) Includes a $2.5 million nonrecurring charge incurred in connection with the costs of the postponement of our initial public offering in September 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

  We receive warrants for equity in our client companies, in addition to our cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Thereafter, the securities are accounted for as available-for-sale investments. We have entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the securities will be sold during a certain time period. The collar has been designated and is effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar are recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar are recorded in income. Beginning in the fourth quarter of 1999, we have the right to put and the counterparty has the right to call a portion of the shares on a quarterly basis in accordance with an established schedule.

Currency Market Risk

  Historically, we have not experienced any significant translation gains or losses on transactions involving U.S. dollars and other currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to net earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Consolidated Financial Statements beginning on page 33 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

  The information required by this Item will be included under the captions "Election of Directors," "Nominees for Director--Class 2000," "Nominees for Director--Class 2001," and "Nominees for Director--Class 2002" in our 2000 Proxy Statement, and is incorporated herein by reference. See also "Our Executive Officers" included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive Compensation-- Option Grant Table," "Executive Compensation--Aggregated Option Exercises and Year-end Option Values" and "Employment Agreements" in our 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be included under the caption "Certain Relationships and Related Transactions" in our 2000 Proxy Statement, and is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

  1. Index to Consolidated Financial Statements:

  See Consolidated Financial Statements included as part of this Form 10-K beginning at page 33

  2. Financial Statement Schedules:

Report of Independent Public Accountants....................................  56

Schedule II--Valuation and Qualifying Accounts..............................  57

  3. Exhibits:

     Exhibit No. Description
     ----------- -----------
     2.01        Agreement and Plan of Merger of Heidrick & Struggles,
                 Inc. and Heidrick & Struggles International, Inc.
                 (Incorporated by reference to Exhibit 2.01 of this
                 Registrant's Registration Statement on Form S-4 (File
                 No. 333-61023))

     3.01        Form of Amended and Restated Certificate of
                 Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's
                 Registration Statement on Form S-4 (File No. 333-61023))

     3.02        Form of Amended and Restated By-laws of the Registrant
                 (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File
                 No. 333-61023))


     Exhibit No. Description
     ----------- -----------
       4.01      Specimen Stock Certificate (Incorporated by reference to
                 Exhibit 4.01 of this Registrant's Registration Statement
                 on Form S-4 (File No. 333-61023))

     *10.01 Employment Agreement of Richard D. Nelson (Incorporated by reference to Exhibit 10.01 of the Registrant's
                 Registration Statement on Form S-4 (File No. 333-61023))

     *10.02 Employment Agreement of Patrick S. Pittard (Incorporated by reference to Exhibit 10.02 of the Registrant's
                 Registration Statement on Form S-4 (File No. 333-61023))

     *10.03 Employment Agreement of Donald M. Kilinski (Incorporated by reference to Exhibit 10.03 of the Registrant's
                 Registration Statement on Form S-4 (File No. 333-61023))

     *10.04 Employment Agreement of Jurgen B. Mulder (Incorporated by reference to Exhibit 10.04 of the Registrant's
                 Registration Statement on Form S-4 (File No. 333-61023))

     *10.06      Amended and Restated Employment Agreement of Patrick S.
                 Pittard (Incorporated by reference to Exhibit 10.06 of the Registrant's Registration Statement on Form S-1/A
                 (File No. 333-59931))

     *10.07      Amendment to Employment Agreement of Jurgen B. Mulder
                 (Incorporated by reference to Exhibit 10.07 of the Registrant's Registration Statement on Form S-1/A (File
                 No. 333-59931))

     *10.08      Employment Agreement of David C. Anderson (Incorporated
                 by reference to Exhibit 10.08 of the Registrant's
                 Registration Statement on Form S-1/A (File No. 333-
                 94017))
      21.01      Subsidiaries of the Registrant (Incorporated by
                 reference to Exhibit 21 of the Registrant's Registration
                 Statement on Form S-1/A (File No. 333-94017))

      27.01      Financial Data Schedule

  * Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

  (b) REPORTS ON FORM 8-K

    During the quarter ended December 31, 1999, no reports on Form 8-K were filed by the Registrant

  (c) SEE EXHIBIT INDEX ABOVE

  (d) FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

    None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois.

                                        HEIDRICK & STRUGGLES INTERNATIONAL, INC.

                                                   Donald M. Kilinski
                                        By______________________________________
                                                Chief Financial Officer and
                                                        Treasurer
                                        Title___________________________________
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                           Title                 Date
                 ---------                           -----                 ----
/s/ Patrick S. Pittard                      President, Chief
___________________________________________   Executive Officer and
Patrick S. Pittard                            Director
(principal executive officer)

/s/ Donald M. Kilinski                      Chief Financial Officer
___________________________________________   and
Donald M. Kilinski                            Treasurer
(principal financial and accounting
officer)

/s/ David C. Anderson                       Director
___________________________________________
David C. Anderson

/s/ Thomas J. Friel                         Director
___________________________________________
Thomas J. Friel
/s/ David B. Kixmiller                      Director
___________________________________________
David B. Kixmiller

/s/ Bengt Lejsved                           Director
___________________________________________
Bengt Lejsved

/s/ Robert Louis-Dreyfus                    Director
___________________________________________
Robert Louis-Dreyfus

                 Signature                           Title                 Date
                 ---------                           -----                 ----
/s/   Dr. Jurgen B. Mulder                  Director
___________________________________________
Dr. Jurgen B. Mulder

/s/   Gerard R. Roche                       Director
___________________________________________
Gerard R. Roche

/s/   Robert W. Shaw                        Director
___________________________________________
Robert W. Shaw

/s/   Dr. John C. Viney                     Director
___________________________________________
Dr. John C. Viney

/s/   Carlene M. Ziegler                    Director
___________________________________________
Carlene M. Ziegler

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  34
Consolidated Balance Sheets as of December 31, 1999 and 1998..............  35
Consolidated Statements of Income and Comprehensive Income For the Years
 Ended December 31, 1999, 1998 and 1997...................................  37
Consolidated Statements of Stockholders' Equity For the Years Ended
 December 31, 1999, 1998 and 1997.........................................  38
Consolidated Statements of Cash Flows For the Years Ended December 31,
 1999, 1998 and 1997......................................................  39
Notes to Consolidated Financial Statements................................  40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Heidrick & Struggles International, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
February 14, 2000

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share figures)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Current assets:
  Cash and cash equivalents................................ $ 76,848  $ 11,521
  Accounts receivable--
   Trade, less allowance for doubtful accounts of $12,435
    and $4,669 at December 31, 1999 and 1998, respectively.   83,162    42,292
   Other...................................................    4,241     2,862
  Note receivable from affiliate...........................      --      1,900
  Prepaid expenses.........................................    7,583     1,837
  Prepaid income taxes.....................................      --      3,063
  Deferred income taxes....................................   19,881     8,871
                                                            --------  --------
    Total current assets...................................  191,715    72,346
                                                            --------  --------
Property and equipment:
  Leasehold improvements...................................   19,123    10,641
  Office furniture and fixtures............................   22,358    12,531
  Automobiles..............................................    2,227       898
  Computer equipment and software..........................   38,947    16,210
                                                            --------  --------
                                                              82,655    40,280
  Less--Accumulated depreciation and amortization..........  (30,303)  (13,226)
                                                            --------  --------
    Property and equipment, net............................   52,352    27,054
                                                            --------  --------
Other assets:
  Cash and investments designated for nonqualified
   retirement plans........................................   32,702    13,552
  Investment in affiliate..................................      --      4,766
  Investments and other assets.............................   11,772       353
  Goodwill and other intangibles, net......................   45,832     8,055
  Deferred income taxes....................................      376     2,649
                                                            --------  --------
    Total other assets.....................................   90,682    29,375
                                                            --------  --------
    Total assets........................................... $334,749  $128,775
                                                            ========  ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share figures)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Current liabilities:
  Short-term debt........................................... $  --     $ 22,000
  Current maturities of long-term debt......................    3,039     2,847
  Accounts payable..........................................    8,052     3,487
  Accrued expenses--
   Salaries and employee benefits...........................   93,606    26,973
   Payroll taxes............................................    7,156       920
   Rent.....................................................    3,955     1,817
   Other....................................................   11,009     6,348
  Income taxes payable......................................   10,891       --
                                                             --------  --------
    Total current liabilities...............................  137,708    64,392
                                                             --------  --------
Long-term debt, less current maturities.....................      --      6,350
                                                             --------  --------
Liability for nonqualified retirement plans.................   29,161    11,358
                                                             --------  --------
Other long-term liabilities.................................      --      2,253
                                                             --------  --------
Commitments and contingent liabilities
Mandatorily redeemable common stock
  Common stock, $.01 par value, 100,000,000 shares
   authorized and 8,183,851 shares issued at December 31,
   1998; 3,146,871 shares outstanding at December 31, 1998,
   at book value............................................      --     44,422
                                                             --------  --------
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized, no shares issued at December 31, 1999........      --        --
  Common stock, $.01 par value, 100,000,000 shares
   authorized, of which 16,663,151 shares were issued and
   outstanding at December 31, 1999.........................      167       --
  Additional paid-in capital................................  124,363       --
  Retained earnings.........................................   37,445       --
  Cumulative foreign currency translation adjustment........     (591)      --
  Unrealized gain on available-for-sale investments (net of
   tax).....................................................    6,496       --
                                                             --------  --------
    Total stockholders' equity..............................  167,880       --
                                                             --------  --------
    Total liabilities, mandatorily redeemable common stock
     and stockholders' equity............................... $334,749  $128,775
                                                             ========  ========



  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share figures)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  ---------  --------  --------
Revenue.........................................  $415,847   $216,836  $193,052
                                                  ---------  --------  --------
Operating expenses:
  Salaries and employee benefits................    277,580   174,618   135,473
  General and administrative expenses...........    104,144    53,557    44,736
  Nonrecurring charge and merger costs..........     15,220       --        --
                                                  ---------  --------  --------
    Total operating expenses....................    396,944   228,175   180,209
                                                  ---------  --------  --------
    Operating income (loss).....................     18,903   (11,339)   12,843
                                                  ---------  --------  --------
Non-operating income (expense):
  Interest income...............................      3,513     1,585     1,626
  Interest expense..............................     (1,504)     (505)     (150)
  Other.........................................        630    (2,212)      486
                                                  ---------  --------  --------
    Net non-operating income (expense)..........      2,639    (1,132)    1,962
                                                  ---------  --------  --------
Equity in net income (loss) of affiliate........       (630)   (3,417)       20
                                                  ---------  --------  --------
    Income (loss) before income taxes ..........     20,912   (15,888)   14,825
Provision for income taxes......................     15,120     1,302     7,999
                                                  ---------  --------  --------
    Net income (loss)...........................  $   5,792  $(17,190) $  6,826
                                                  =========  ========  ========
Basic earnings (loss) per common share..........  $    0.42  $  (5.85) $   2.31
                                                  =========  ========  ========
Weighted average common shares outstanding......     13,642     2,940     2,949
                                                  =========  ========  ========
Diluted earnings (loss) per common share........  $    0.42  $  (5.85) $   2.31
                                                  =========  ========  ========
Diluted weighted average common shares
 outstanding....................................     13,889     2,940     2,950
                                                  =========  ========  ========
Net income (loss)...............................  $   5,792  $(17,190) $  6,826
                                                  ---------  --------  --------
Other comprehensive income (loss), before income
 taxes:
  Foreign currency translation adjustment.......        927      (475)     (956)
  Unrealized gain on available-for-sale
   investments..................................      8,294     1,626     1,110
                                                  ---------  --------  --------
    Total other comprehensive income, before
     income taxes...............................      9,221     1,151       154
Income taxes related to items of other
 comprehensive income...........................      3,913       494        64
                                                  ---------  --------  --------
    Other comprehensive income, net of income
     taxes......................................      5,308       657        90
                                                  ---------  --------  --------
    Comprehensive income (loss).................  $  11,100  $(16,533) $  6,916
                                                  =========  ========  ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                 Accumulated
                                                                    Other
                                 Additional                     Comprehensive
                          Common  Paid-in   Treasury  Retained     Income
                          Stock   Capital    Stock    Earnings     (Loss)       Total
                          ------ ---------- --------  --------  ------------- ---------
Balance at December 31,
 1996...................   $ 82   $ 10,882  $(13,094) $  2,280     $ (150)    $     --
Treasury stock
 transactions--
 Stock issued...........    --       3,584       765       --         --          4,349
 Stock repurchased......    --         --     (2,850)      --         --         (2,850)
Net income..............    --         --        --      6,826        --          6,826
Unrealized gain on
 available-for-sale
 investments............    --         --        --        --         644           644
Foreign currency
 translation
 adjustment.............    --         --        --        --        (554)         (554)
Retained earnings
 allocable to
 mandatorily redeemable
 common stock...........    --         --        --     (8,415)       --         (8,415)
                           ----   --------  --------  --------     ------     ---------
Balance at December 31,
 1997...................     82     14,466   (15,179)      691        (60)          --
Treasury stock
 transactions
 Stock issued...........    --      14,095       857       --         --         14,952
 Stock repurchased......    --         --     (2,149)      --         --         (2,149)
Net loss................    --         --        --    (17,190)       --        (17,190)
Unrealized gain on
 available-for-sale
 investments............    --         --        --        --         933           933
Foreign currency
 translation adjustment.    --         --        --        --        (276)         (276)
Retained earnings
 allocable to
 mandatorily redeemable
 common stock...........    --         --        --      3,730        --          3,730
                           ----   --------  --------  --------     ------     ---------
Balance at December 31,
 1998...................     82     28,561   (16,471)  (12,769)       597           --
Treasury and common
 stock transactions:
 Stock issued for
  Merger................     34     26,576    16,471       --         --         43,081
 Stock issued in initial
  public offering.......     42     51,783       --        --         --         51,825
 Stock issued to
  employees.............      7     14,408       --        --         --         14,415
 Stock issued for
  termination of
  Sullivan employee
  equity ownership
  plan..................      2      3,035       --        --         --          3,037
 Release of book value
  restriction...........    --         --        --     44,422        --         44,422
Net income..............    --         --        --      5,792        --          5,792
Unrealized gain on
 available-for-sale
 investments............    --         --        --        --       4,810         4,810
Foreign currency
 translation
 adjustment.............    --         --        --        --         498           498
                           ----   --------  --------  --------     ------     ---------
Balance at December 31,
 1999...................   $167   $124,363  $    --   $ 37,445     $5,905     $167,880
                           ====   ========  ========  ========     ======     =========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
Cash flows from operating activities
 Net income (loss)................................ $  5,792  $(17,190) $ 6,826
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization....................   10,591     4,028    3,488
 Loss on sale of property and equipment...........       63       578       50
 Net gain on sale of securities...................     (782)      --       --
 Deferred income taxes............................    2,004    (2,230)  (3,735)
 Equity in net (income) loss of affiliate.........      630     1,667      (20)
 Nonrecurring charge and merger costs.............   15,220       --       --
 Stock-based compensation expense.................      252    10,166      300
 Changes in assets and liabilities:
  Trade & other receivables.......................  (23,326)   (2,885) (11,898)
  Other assets....................................   (3,449)   (5,508)    (390)
  Accounts payable................................    1,058       299    1,627
  Accrued expenses................................   37,860    10,711    8,082
  Income taxes payable............................    6,930     1,128     (370)
  Nonqualified retirement plan liability..........    1,936       250    3,943
                                                   --------  --------  -------
   Net cash provided by operating activities......   54,779     1,014    7,903
                                                   --------  --------  -------
Cash flows from investing activities
 Acquisitions.....................................   (1,466)   (4,060)     --
 Purchases of securities for nonqualified
  retirement plan.................................     (482)   (1,488)  (3,538)
 Purchases of property and equipment..............  (21,519)  (15,979)  (5,914)
 Purchases of marketable securities...............      --        --    (8,176)
 Proceeds from sales of securities, net ..........      782       --     8,176
 Cash acquired in merger transaction with HSI.....    8,166       --       --
 Other investing activities.......................      445        12     (165)
                                                   --------  --------  -------
   Net cash used in investing activities..........  (14,074)  (21,515)  (9,617)
                                                   --------  --------  -------
Cash flows from financing activities
 Proceeds from debt...............................   17,700    28,648    3,500
 Payments on debt.................................  (53,512)   (9,834)  (1,085)
 Proceeds from sales of treasury stock............      --      4,875    4,349
 Purchases of treasury stock......................      --        (68)  (1,014)
 Net proceeds from issuance of common stock.......   61,158       --       --
                                                   --------  --------  -------
   Net cash provided by financing activities......   25,346    23,621    5,750
                                                   --------  --------  -------
Effect of foreign currency exchange rates on cash
 and cash equivalents.............................     (724)   (2,249)    (557)
                                                   --------  --------  -------
Net increase in cash and cash equivalents.........   65,327       871    3,479
Cash and cash equivalents:
 Beginning of period..............................   11,521    10,650    7,171
                                                   --------  --------  -------
 End of period.................................... $ 76,848  $ 11,521  $10,650
                                                   ========  ========  =======
Supplemental disclosures of cash flow information
 Cash paid for--
  Interest........................................ $  1,626  $    402  $   161
  Income taxes....................................   10,172     8,669   11,523
Supplemental schedule of noncash financing and
 investing activities
 Unrealized gain on available-for-sale
  investments..................................... $  8,294  $  1,626  $ 1,110
 Issuance of notes payable for the purchase of
  treasury stock..................................      --      2,081    1,836
 Debt from the acquisition of net assets..........      --      4,358      --
 Receipt of note receivable for stock sale........      --         98      --
 Conversion of note receivable to equity..........      --      1,750      --
 Issuance of stock for merger.....................   43,081       --       --
 Issuance of stock related to the Sullivan equity
  ownership plan..................................    3,037       --       --

  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All tables in thousands, except per share figures)

1. Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

  Heidrick & Struggles International, Inc. and Subsidiaries (the "Company") are engaged in providing management consulting and executive search services to clients on a retained basis. The Company's clients are located throughout North America, Europe, South America and Asia Pacific.

 Principles of Consolidation and Basis of Preparation

  On February 26, 1999, Heidrick & Struggles, Inc. merged with and into Heidrick & Struggles International, Inc. (prior to the merger "HSI"). For accounting purposes, Heidrick & Struggles, Inc. was treated as the acquiring company and Heidrick & Struggles International, Inc. was treated as the acquired company. The resulting company was renamed Heidrick & Struggles International, Inc.

  The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interests, with Sullivan & Company ("Sullivan"), consummated in September 1999. (See Note 4.)

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 Accounting Pronouncements to be Adopted

  During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes new standards for reporting information about derivatives and hedging activities. The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," in 1999, which deferred the effective date of SFAS No. 133 for one year. It is effective for annual periods beginning after June 15, 2000 and will be adopted by the Company as of January 1, 2001. The Company expects that adoption of this Standard will have no material effect on its consolidated financial position, results of operations or on disclosures within the consolidated financial statements.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents.

 Concentration of Credit Risk

  Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion across many different industries. At December 31, 1999, the Company had no significant concentrations of credit risk.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the shorter of the lease term or the estimated useful life of the asset, as follows:

      Office furniture and fixtures.................................. 8-10 years
      Computer equipment and software................................ 3-8 years
      Automobiles.................................................... 3-4 years

  Depreciation for financial statement purposes for the years ended December 31, 1999, 1998 and 1997 totaled $8.8 million, $3.9 million, and $3.5 million, respectively. Depreciation is calculated for tax purposes using accelerated methods.

 Goodwill and Other Intangibles

  Goodwill and other intangible assets are stated at cost and amortized using the straight-line method over the estimated economic useful life. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill or an intangible asset may warrant revision, or that the remaining balance of goodwill or an intangible asset may not be recoverable. The Company evaluates the recoverability of goodwill and intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of such assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of goodwill or intangible assets in 1999. Amortization expense for the years ended December 31, 1999, 1998 and 1997 totaled $1.8 million, $122,000 and $0, respectively.

 System Development Costs

  In accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," system development costs are capitalized. Once the software is placed in service, it is depreciated using the straight-line method over a five-to-eight year period.

 Investments Designated for Nonqualified Retirement Plan

  Investments designated for the nonqualified retirement plan are carried at the fair value of the security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments designated for the nonqualified retirement plan are debt and equity securities that are classified as available-for-sale securities as more fully described in Note 2.

 Investment in Heidrick & Struggles International, Inc.

  Prior to February 26, 1999, the Company had an investment in HSI. This investment was accounted for by the equity method as more fully described in
Note 3. Using this method, the Company's equity in the net income of the affiliate was recognized in the Company's statement of income and comprehensive income and added to the investment account. Dividends received, if any, from the affiliate were treated as reductions in the investment account.

 Revenue Recognition

  Revenue from client services is recognized as clients are billed, generally over a 60-to-90 day period commencing in the month of the initial acceptance of a search. If a search is canceled within the first 90 days,

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES the Company will pro-rate the fee up to the date of cancellation. Revenue consists of the amount billed to clients, net of sales taxes.

  Typically, the Company is paid an initial retainer for its services equal to approximately one-third of the estimated guaranteed first year cash compensation for the position to be filled. In addition, if the actual cash compensation of a placed candidate exceeds the retainer, the Company will bill the client for one-third of the excess. Allocated costs are calculated as a percentage of the expected search fee for an assignment with certain dollar limits per search.

  The Company receives warrants for equity in some of its clients, in addition to its cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Realized gains, net of consultants' bonuses and administrative costs from the warrant program, are recorded in other income.

 Pension Plan

  Effective December 31, 1998, the Company adopted SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension plans. It does not change the measurement or recognition of pension plans.

 Income Taxes

  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

 Earnings (Loss) per Common Share

  Basic earnings (loss) per common share is computed by dividing net income
(loss) by weighted average common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. See Note 8 for the reconciliation of basic and diluted earnings per share.

 Translation of Foreign Currencies

  The translation of financial statements into U.S. dollars has been performed in accordance with SFAS No. 52, "Foreign Currency Translation." The local currency for all subsidiaries has been designated as the functional currency except for subsidiaries which operate in highly inflationary economies which use the U.S. dollar as their functional currency. Non-U.S. assets and liabilities have been translated into U.S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the average exchange rates for the period. Translation adjustments are reported as a component of comprehensive income.

 Reclassifications

  Certain amounts in previously issued financial statements have been reclassified to conform to 1999 classifications.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

2. Investments Designated for Nonqualified Retirement Plan

  The Company's investments designated for the nonqualified retirement plan are classified as investments available-for-sale (see Note 14). These securities are carried at fair value based on publicly reported market quotes as of December 31, 1999 and 1998. Any unrealized gains and losses on available-for-sale securities have been excluded from earnings and have been reported as a component of comprehensive income.

  The following details the cost and unrealized gain components that make up the fair value of the investments at December 31, 1999 and 1998:

                                                                  1999    1998
                                                                 ------- -------
      Cost basis................................................ $11,100 $10,618
      Gross unrealized gain.....................................   4,694   2,924
                                                                 ------- -------
        Fair value.............................................. $15,794 $13,542
                                                                 ======= =======

3. Investment in HSI

  Prior to February 26, 1999, the Company had an investment in HSI which was accounted for under the equity method. The percentage of common stock ownership at December 31, 1998 was 35.7%. Based on an agreement between the Company and HSI, effective January 1, 1995, 65% of the net income of HSI was allocated to Class A shares and 35% of the net income of HSI was allocated to Class B shares, regardless of the exact percentage of each class holding. The Company owned all Class B shares of HSI.

4. Business Combinations

 Acquisitions Accounted for Using the Purchase Method

  On February 26, 1999, the Company merged (the "Merger") with and into Heidrick & Struggles International, Inc. The Merger combined the operations of the Company which operated in all regions of the world except Europe, with HSI, a Europe-based company. The transaction was accounted for using purchase accounting and the excess purchase price was allocated to identifiable intangible assets and goodwill on February 26, 1999, as follows:

                                                                Weighted Average
                                                                 Useful Life in
Asset Classification                                 Fair Value      Years
--------------------                                 ---------- ----------------
Intangible assets...................................  $12,478          17
Goodwill............................................  $23,152          40

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  The unaudited condensed consolidated pro forma results of operations data for the years ended December 31, 1999 and 1998, as if the Merger had occurred on January 1, 1999 and 1998, respectively, is as follows:

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Revenue...................................................... $435,832 $341,820
                                                              -------- --------
Operating expenses:
  Salaries and employee benefits.............................  293,416  277,479
  General and administrative expenses........................  110,585   92,717
  Nonrecurring charge and merger costs.......................   15,220      --
                                                              -------- --------
    Total operating expenses.................................  419,221  370,196
                                                              -------- --------
    Operating income (loss)..................................   16,611  (28,376)
                                                              -------- --------
Net non-operating income (expense)...........................    2,583   (7,248)
                                                              -------- --------
  Minority interest in income of consolidated subsidiaries...      --       (81)
                                                              -------- --------
    Income (loss) before income taxes........................   19,194  (35,705)
Provision for (benefit from) income taxes....................   14,883   (1,738)
                                                              -------- --------
    Net income (loss)........................................ $  4,311 $(33,967)
                                                              ======== ========

  During 1996, the Company purchased selected assets of two companies in Latin America. The purchase price for each of these transactions equaled the cost of the net assets as of the date of the transaction. During 1998, the Company incurred $2.8 million of salaries and employee benefits expense due to the early settlement of profit sharing arrangements related to these acquisitions.

  On June 26, 1998, the Company purchased selected assets and liabilities of Fenwick Partners, Inc. The purchase price was approximately $6.1 million which is being paid in 3 installments. The first installment of $3.1 million was paid on June 26, 1998. The second installment of $321,000 was paid on June 25, 1999. The remaining installment, including interest at a rate of 5%, is due in June of 2000 and approximates $3.0 million.

  On October 1, 1998, the Company purchased selected assets of Heidrick Partners, Inc. The purchase price of $2 million was paid in two installments. The first installment of $1 million was paid on October 1, 1998 and the remaining $1 million installment, including interest at the prime rate, was paid on May 17, 1999.

  During 1999, the Company purchased selected assets and liabilities of Redelinghuys & Partners. The purchase price was approximately $1.5 million and it was paid in cash.

  Each acquisition was accounted for as a purchase. Goodwill is being amortized over 15 to 40 years using the straight-line method. Results of operations of the acquired companies are included in the consolidated statements of income and comprehensive income since the date of acquisition.

 Acquisition Accounted for Using Pooling of Interests Method

  On September 1, 1999, the Company completed its merger with Sullivan which provided for the exchange of all the outstanding stock of Sullivan for 964,000 shares of the Company's common stock. Sullivan is an executive search firm that specializes in the financial services industry and had revenue of $12.8 million in 1998.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  The consolidated financial statements of the Company for all periods presented have been restated to give retroactive effect to the merger with Sullivan on September 1, 1999, which has been accounted for using the pooling of interests method and, as a result, the financial position, results of operations, stockholders' equity and cash flows are presented as if the combining companies had been consolidated for all periods presented and, as if the additional common stock issued in connection with the merger had been issued for all periods presented.

  Certain key employees of Sullivan participated in a Phantom Stock Plan, the shares of which vested over an eight-year period. At December 31, 1998, the shares were 40% vested. The accompanying consolidated balance sheets reflect the accrued compensation liability for the Phantom Shares at December 31, 1998. Upon consummation of the merger with the Company, the vesting of the Phantom Shares accelerated to 100% and the Phantom Shares were converted into Sullivan shares.

  Revenue, net income (loss), and basic and diluted earnings (loss) per common share of the combining companies are as follows:

                                                                 Year Ended
                                                                December 31,
                                                              ------------------
                                                                1998      1997
                                                              --------  --------
      Revenue
      The Company, as previously reported on Form S-1/A...... $204,015  $180,244
      Sullivan...............................................   12,821    12,808
                                                              --------  --------
      The Company, as restated............................... $216,836  $193,052
                                                              ========  ========
      Net income (loss)
      The Company, as previously reported on Form S-1/A...... $(16,254) $  6,443
      Sullivan...............................................     (936)      383
                                                              --------  --------
      The Company, as restated............................... $(17,190) $  6,826
                                                              ========  ========
      Earnings (loss) per common share
      The Company, as previously reported on Form S-1/A
        Basic................................................ $  (6.10) $   2.41
                                                              ========  ========
        Diluted.............................................. $  (6.10) $   2.41
                                                              ========  ========
      The Company, as restated
        Basic................................................ $  (5.85) $   2.31
                                                              ========  ========
        Diluted.............................................. $  (5.85) $   2.31
                                                              ========  ========

5. Nonrecurring Charge and Merger Costs

  During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $298,000 of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that during 1999, the remaining cash due (plus interest) of $4.3 million was paid, 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of the Company, at $5.2 million) were issued to such Mulder partners and $2.9 million of deferred compensation assets were written off resulting in a total compensation charge of $12.4 million. All employment contingencies relating to the Mulder consultants have been terminated.

  In connection with the acquisition of Sullivan, the Company recorded merger-related costs of $2.8 million during 1999. The merger costs consisted of a $2.0 million non-cash charge for accelerated vesting of an employee equity ownership plan in place at Sullivan and $772,000 of transaction-related costs, including legal, accounting and advisory fees.

6. Initial Public Offering

  On April 26, 1999, the SEC declared effective the Company's Registration Statement on Form S-1 (File No. 333-59931) relating to the initial public offering of 4.2 million shares of the Company's common stock and on April 27, 1999, the Company's common stock began trading on the Nasdaq National Market under the symbol "HSII."

  On April 30, 1999, the Company completed the initial public offering of an aggregate of 4.2 million shares of common stock at $14.00 per share, of which
3.7 million shares were offered by the Company and 500,000 shares were offered by selling stockholders. In addition, on June 1, 1999, the Company completed the offering of an additional 505,000 shares of common stock which arose from the exercise of a portion of the over-allotment option granted to certain underwriters of the initial public offering. These offerings resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $51.8 million to the Company and $6.5 million to the selling stockholders.

  The Company's mandatory redemption feature on its common stock terminated as a result of the completion of the initial public offering.

7. Derivative Financial Instrument

  The Company receives warrants for equity in its client companies, in addition to its cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Thereafter, the securities are accounted for as available-for-sale investments. The Company has entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the securities will be sold during a certain time period. The collar has been designated and is effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar are recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar are recorded in income. Beginning in the fourth quarter of 1999, the Company has the right to put and the counterparty has the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. The unrealized pre-tax gain on these hedged shares at December 31, 1999 was $3.5 million. The Company's realized gain on these shares for the year ended December 31, 1999 was $883,000.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  The Company is exposed to credit loss in the event of nonperformance by the other party. However, the Company does not anticipate nonperformance by the counterparty.

8. Basic and Diluted Earnings Per Common Share

  The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share ("EPS").

                                                       Year Ended December 31,
                                                       -------------------------
                                                        1999     1998     1997
                                                       ------- --------  -------
      Basic EPS
      Income (loss) available to common shareholders.  $ 5,792 $(17,190) $ 6,826
      Weighted average common shares outstanding.....   13,642    2,940    2,949
                                                       ------- --------  -------
        Basic EPS....................................  $  0.42 $  (5.85) $  2.31
                                                       ======= ========  =======
      Diluted EPS
      Income (loss) available to common shareholders.  $ 5,792 $(17,190) $ 6,826
                                                       ------- --------  -------
      Weighted average common shares outstanding.....   13,642    2,940    2,949
      Dilutive effect of common stock options........      247      --         1
                                                       ------- --------  -------
      Weighted average diluted common shares
       outstanding...................................   13,889    2,940    2,950
                                                       ------- --------  -------
        Diluted EPS..................................  $  0.42 $  (5.85) $  2.31
                                                       ======= ========  =======

  The share amounts in the table above reflect a 15.8217 for 1 stock split approved by the Board of Directors on March 26, 1999. Furthermore, the Company filed amendments to the Certificate of Incorporation to change the par value, increase the number of authorized shares of common stock to 100,000,000 shares and to authorize a class of preferred stock of 10,000,000 shares. In February, 1999, the Board of Directors adopted, and the stockholders approved, these amendments. The consolidated financial statements, including the number of shares of common stock authorized, issued and outstanding, have been retroactively restated for the effect of this split and the amendments to the Certificate of Incorporation.

9. Line of Credit

  The Company has a $50.0 million reducing revolving credit facility ("line of credit"). This facility will terminate on December 31, 2001. As part of the terms of the facility, the line of credit will reduce by $10.0 million on December 31, 2000. There was $0 and $22.0 million of borrowings outstanding under this line of credit at December 31, 1999 and 1998, respectively. At its discretion, the Company may borrow either U.S. dollars on deposit in the United States ("U.S. Borrowings") or U.S. dollars or foreign currencies on deposit outside the United States ("Non-U.S. Borrowings"). A Non-U.S. Borrowing bears interest at the then-existing LIBOR plus a margin as determined by certain tests of the Company's financial condition (the "Applicable Margin"). A U.S. Borrowing bears interest at the then-existing prime rate. At December 31, 1998, the interest rate on the debt was LIBOR plus the Applicable Margin, the sum of which equaled 6.8%. The line of credit has certain financial covenants the Company must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. As of December 31, 1999, the Company met all of its financial covenants. For the year ended December 31, 1998, the Company was not in compliance with the debt service coverage ratio. The Company obtained a waiver from the lending institutions relating to this requirement for the year ended December 31, 1998. The Company was in compliance with all other financial covenants as of December 31, 1998. The Company is required to pay a commitment fee on the unused portion of the line of credit on a quarterly basis. Commitment fee expense for the year ended December 31, 1999 and 1998 totaled $116,000 and $21,000, respectively.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

10. Related Party Transactions

  At December 31, 1998, note receivable from affiliate was comprised of a loan to HSI of $1.9 million. The interest rate on this receivable was 6.2% at December 31, 1998. Accounts receivable included an intercompany receivable of $3.0 million at December 31, 1998. All transactions between the Company and HSI were recorded at cost.

11. Long-Term Debt

Long-term debt at December 31, 1999 was $3.0 million due as a result of the Fenwick acquisition which will be paid in June 2000 (see Note 4). Long-term debt at December 31, 1998 was $2.3 million and it consisted of amounts due to former stockholders who had sold their stock back to the Company (see Note 12). The obligations were unsecured and paid in annual installments over periods ranging from two to five years with interest paid generally at the prime commercial rate (7.75% at December 31, 1998). Long-term debt was also comprised of amounts due as a result of the Fenwick acquisition.

  The fair value of the debt based on current rates for similar debt is estimated to be $2.8 million at December 31, 1999.

12. Stockholder Agreements

  In accordance with the terms of stock purchase agreements between the Company and its stockholders, the Company was obligated to purchase the shares of stock owned by a stockholder if the stockholder desired to sell or transfer the shares, or upon a stockholder's termination of employment at net book value as defined in the stock purchase agreements. Payments for shares were generally made over a five-year period. Redemption amounts relating to the stock purchase agreements are included in Mandatorily Redeemable Common Stock in the accompanying consolidated balance sheets. These agreements terminated upon the successful completion of the Company's initial public offering on April 26, 1999.

13. Stock Compensation Plans

  In 1998, the Company adopted the 1998 Heidrick & Struggles GlobalShare Plan ("the Plan"). The Plan serves as a means to attract, reward, and retain selected key employees, directors and independent contractors. The Plan is administered by the Compensation Committee of the Board of Directors. Awards may be in the form of options, which may be incentive stock options or non-qualified stock options; stock appreciation rights, or other awards, such as restricted stock units, that are valued based upon the fair market value of shares. Awards may be paid in shares, cash or a combination thereof. No options can be for a term of greater than ten years and the option price per share of common stock cannot be less than 100% of the fair market value of the shares on the date of grant.

  The maximum number of shares of common stock reserved for issuance under the Plan is 3,721,667, subject to adjustment for certain anti-dilution provisions. The maximum number of shares of common stock for which awards may be granted during a calendar year to any Participant is 275,000. The maximum amount of a performance-based award to any Participant with respect to a calendar year of the Company is $2.0 million. As of December 31, 1999, 1,544,282 stock options were granted at an exercise price of $14 per share under the Plan and 58,781 of those options were forfeited. These options expire April 2009. The weighted average fair value of options granted in 1999 was $8.56 per share. The weighted average remaining contractual term of all outstanding options at December 31, 1999 was approximately 9.3 years. No options were exercisable during 1999. As of December 31, 1999, no restricted stock units have been granted under the Plan.

  In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation cost is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Plan been determined based upon fair value at the grant date for awards under the plan in accordance with SFAS No. 123, the Company's net earnings and basic and diluted earnings per share for 1999 would have been $4.7 million and $0.34, respectively.

  The weighted average fair value of options granted during 1999, estimated on the date of grant using the Black-Scholes option-pricing model was $8.56. The fair value of 1999 options granted is estimated on the date of grant using the following assumptions: average risk-free rate of 5.3%, dividend rate 0%, expected volatility 54.3% and expected option life of seven years.

14. Employee Benefit Plans

 Qualified Retirement Plans

  The Company has a defined contribution retirement plan for all eligible employees. The plan contains a 401(k) provision which provides for employee tax-deferred contributions.

  The Company matched employee contributions on a two-for-one basis up to a maximum Company contribution of $2,000 per participant for each of the years ended December 31, 1999, 1998 and 1997. The Company has the option of making discretionary contributions. For the years ended December 31, 1999, 1998 and 1997, the Company elected to contribute to each eligible participant a sum equal to 3.03% of the participant's total compensation (as defined) and an additional 3.03% of the participant's compensation above the Social Security taxable wage base up to the maximum amount allowed by the Internal Revenue Code.

  The plan allows participants the option of having their account balances or portions thereof invested in the Company's common stock. At December 31, 1999 and 1998, the plan held 4,755,951 and 1,853,655 shares, respectively, of the Company's common stock. The Company sells shares of common stock to the plan and is required to repurchase the shares issued to the plan at net book value as defined in the stock purchase agreements. This requirement terminated upon successful completion of the Company's initial public offering on April 26, 1999.

  The plan provides that forfeitures will be used to reduce the Company's contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. Company expense for the plan for the years ended December 31, 1999, 1998 and 1997 was $3.2 million, $2.5 million, and $2.2 million, respectively.

Nonqualified Retirement Plans

  The Company also has two separate nonqualified retirement plans. The first plan is for United States-based employees and includes both an optional employee contribution and a discretionary employer contribution. The plan expense for the years ended December 31, 1999, 1998 and 1997 was $0, $0 and $1.4 million, respectively. The liability for this retirement plan consisted of the following at December 31, 1999 and 1998:

                                                                1999     1998
                                                               -------  -------
      Employer contributions, less forfeitures................ $ 5,910  $ 6,390
      Employee deferrals......................................   3,785    3,785
      Earnings of designated assets...........................     823      544
      Distributions...........................................    (448)    (210)
                                                               -------  -------
                                                               $10,070  $10,509
                                                               =======  =======

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  Investments designated for the nonqualified retirement plan are carried at fair market value based on publicly quoted prices. The Company has an accumulated unrealized gain as of December 31, 1999 and 1998 of $4.7 million and $2.9 million, respectively, which is recorded as a separate component of stockholders' equity (see Note 2). The nonqualified plan was unfunded until 1996.

  The fair value of the assets designated for the nonqualified retirement plan consist of the following at December 31, 1999 and 1998:

                                                                 1999    1998
                                                                ------- -------
      Cash and cash equivalents................................ $    10 $    10
      Stock mutual fund........................................  11,815   9,533
      Bond mutual fund.........................................   3,979   4,009
                                                                ------- -------
                                                                $15,804 $13,552
                                                                ======= =======

  In 1995, the Company instituted a second nonqualified retirement plan for employees classified as senior associates. This plan provides for only discretionary employer contributions. The plan expense for the years ended December 31, 1999, 1998 and 1997 was $532,000, $232,000, and $250,000,
respectively. The liability for this retirement plan at December 31, 1999 and 1998 was $1.4 million and $849,000, respectively.

15. Income Taxes

  The deferred tax assets and liabilities consist of the following components as of December 31, 1999 and 1998:

                                                                1999     1998
                                                              --------  -------
Deferred tax assets--
  Receivable allowances...................................... $  4,921  $ 2,052
  Accrued vacations..........................................    1,074      772
  Accrued bonuses............................................   13,227    6,969
  Liability for nonqualified retirement plans................    8,464    5,569
  Other accrued expenses.....................................    2,087    1,637
  Deferred compensation......................................      120      572
  Leasehold improvements and equipment.......................      918      --
  Foreign net operating loss carryforwards...................    2,856    1,515
  Goodwill...................................................    1,441      --
  Cumulative translation adjustment..........................      792    1,503
                                                              --------  -------
                                                                35,900   20,589
  Valuation allowance........................................   (2,929)  (1,303)
                                                              --------  -------
    Net deferred tax assets..................................   32,971   19,286
                                                              --------  -------
Deferred tax liabilities--
  Leasehold improvements and equipment.......................      --      (273)
  Equity in undistributed income of affiliate................      --      (125)
  System development costs...................................   (7,088)  (3,678)
  Unrealized gain on available-for-sale investments..........   (3,278)  (1,228)
  Other......................................................   (2,348)  (2,462)
                                                              --------  -------
    Net deferred tax liabilities.............................  (12,714)  (7,766)
                                                              --------  -------
      Net deferred income taxes.............................. $ 20,257  $11,520
                                                              ========  =======

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  The deferred tax amounts mentioned above have been classified in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, as follows:

                                                                1999     1998
                                                              --------  -------
      Current deferred tax assets............................ $ 21,429  $10,419
      Current deferred tax liabilities.......................   (1,548)  (1,548)
                                                              --------  -------
        Net current deferred tax asset.......................   19,881    8,871
                                                              --------  -------
      Long-term deferred tax assets..........................   11,542    8,867
      Long-term deferred tax liabilities.....................  (11,166)  (6,218)
                                                              --------  -------
        Net long-term deferred tax asset.....................      376    2,649
                                                              --------  -------
                                                              $ 20,257  $11,520
                                                              ========  =======

  The provision for income taxes for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                        1999    1998     1997
                                                       ------- -------  -------
      Current--
        Federal....................................... $ 6,811 $ 1,883  $ 8,305
        State.........................................   2,014     497    2,763
        Foreign.......................................   4,291     436      540
      Deferred........................................   2,004  (1,514)  (3,609)
                                                       ------- -------  -------
                                                       $15,120 $ 1,302  $ 7,999
                                                       ======= =======  =======

  A reconciliation of income tax expense for the years ended December 31, 1999, 1998 and 1997, to income taxes at the statutory federal income tax rate of 34% for 1999 and 35% for 1998 and 1997, is as follows:

                                                          1999    1998     1997
                                                         ------- -------  ------
      Income taxes at statutory rate...................  $ 7,110 $(5,561) $5,189
      Increase due to--
        State income taxes, net of federal tax benefit.    1,329     136   1,625
        Nondeductible expenses.........................    5,852   4,985     357
        Foreign taxes in excess of federal tax rates...      807     930     721
        Other, net.....................................       22     812     107
                                                         ------- -------  ------
      Provision for income taxes.......................  $15,120 $ 1,302  $7,999
                                                         ======= =======  ======

  The accumulated undistributed earnings of HSI included in the Company's income for the year ended December 31, 1998 totaled $655,000, which under existing law, would not be subject to U.S. tax until distributed as dividends. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. The Company provided a deferred tax liability for the undistributed earnings of HSI at December 31, 1998. As the earnings of the consolidated foreign subsidiaries will be permanently reinvested in the Company, no deferred tax liability has been provided.

  The sources of earnings before income taxes are as follows:

                                                      Years Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------- --------  -------
      United States.................................. $16,725 $(10,212) $16,908
      Foreign........................................   4,187   (5,676)  (2,083)
                                                      ------- --------  -------
          Total...................................... $20,912 $(15,888) $14,825
                                                      ======= ========  =======

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

16. Commitments and Contingencies

Operating Leases

  The Company leases office space in various buildings for its own use. The terms of these operating leases provide that the Company pays base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2013. The Company also leases computer equipment which is accounted for as an operating lease.

  Minimum future lease payments due in each of the next five years ending December 31 and thereafter, are as follows:

      Years ending December 31--
        2000......................................................... $ 21,227
        2001.........................................................   20,179
        2002.........................................................   17,494
        2003.........................................................   16,124
        2004.........................................................   14,325
        Thereafter...................................................   53,956
                                                                      --------
                                                                      $143,305
                                                                      ========

  Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $21.1 million, $10.0 million, and $8.8 million, respectively.

Employment Agreement

  The Company has an employment agreement with an officer which provides for certain payments upon retirement but requires the officer to provide services and not to compete with the Company. The payments are indexed to the Consumer Price Index and would currently approximate $204,000 for each of the first five years of retirement and approximately $102,000 for each of the succeeding five years. The agreement also states the payments are ratably forfeited during the period in which the individual remains an active employee after having reached the age of 65. At December 31, 1999, the first forty-two months of payments have been forfeited as a result of that provision. This agreement also provides for the same payments to the officer in the event of his disability while an employee of the Company except that the payments would be reduced by any amounts received from disability insurance carried by the Company. If the officer dies while an employee or during the ten years of the retirement plan, the agreement provides for payments to his widow or estate of one-half of the amounts for retirement. As future services expected to be received by the Company are commensurate with retirement payments to be made, no provision for any payment under this plan has been made in the accompanying consolidated financial statements.

Litigation

  In the normal course of business, the Company is a party to various matters involving disputes and litigation. While it is not possible at this time to determine the ultimate outcome of these matters, management believes that the ultimate liability, if any, will not be material to the consolidated results of operations, financial condition or liquidity of the Company.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

17. Segment Information

  Management views the operations of the Company through geographic segments. Europe includes the Middle East and Africa, and Other International includes the Asia Pacific and Latin America regions, Canada and Mexico. As a result of the Merger, the Company changed the structure of its internal organization and therefore, its reportable segments changed. The Company has restated 1998 and 1997 segment information to conform with this structure.

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
Revenue:
  United States................................... $256,394  $190,855  $168,981
  Europe..........................................  118,880       --        --
  Other International.............................   37,956    25,981    24,071
  LeadersOnline...................................    2,617       --        --
                                                   --------  --------  --------
    Total......................................... $415,847  $216,836  $193,052
                                                   ========  ========  ========
Operating Income (Loss):
  United States................................... $ 38,638  $  8,871  $ 23,970
  Europe..........................................   (1,614)      --        --
  Other International.............................    6,410    (6,743)   (2,637)
  LeadersOnline...................................   (5,157)   (1,539)      --
  Corporate unallocated...........................  (19,374)  (11,928)   (8,490)
                                                   --------  --------  --------
    Total......................................... $ 18,903  $(11,339) $ 12,843
                                                   ========  ========  ========
                                                    As of December
                                                          31,
                                                   ------------------
                                                     1999      1998
                                                   --------  --------
Identifiable Assets:
  United States................................... $107,698  $ 84,035
  Europe..........................................  102,398       --
  Other International.............................   22,062    14,287
  LeadersOnline...................................    4,150       472
  Corporate unallocated...........................   98,441    29,981
                                                   --------  --------
    Total......................................... $334,749  $128,775
                                                   ========  ========

  During all years presented above, no individual customer accounted for greater than 10% of revenue.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

18. Pension Plan and Life Insurance Contracts

  The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed German Mark amounts depending on the function and the pensionable years of service of the employee. The following provides a reconciliation of the benefit obligation:

                                                                         1999
                                                                        -------
      Change in benefit obligation:
      Benefit obligation at January 1, 1999 ........................... $18,574
      Service cost.....................................................     999
      Interest cost....................................................   1,146
      Actuarial loss...................................................   1,133
      Benefits paid....................................................    (302)
      Translation difference...........................................  (2,708)
                                                                        -------
      Benefit obligation at December 31................................  18,842
      Unrecognized net loss............................................  (1,133)
                                                                        -------
      Net amount recognized............................................ $17,709
                                                                        =======
      Unfunded status of the plan...................................... $18,842
      Unrecognized actuarial loss......................................  (1,133)
                                                                        -------
      Accrued benefit cost............................................. $17,709
                                                                        =======
                                                                         1999
                                                                        -------
      Assumptions as of December 31:
      Discount rate (weighted average).................................     6.0%
      Rate of compensation increase....................................     4.0%
      Components of net periodic benefit cost:
      Service cost..................................................... $   999
      Interest cost....................................................   1,146
      Expected return on plan assets...................................     --
      Amortization of prior service costs..............................     --
      Recognized net actuarial loss....................................     --
                                                                        -------
      Net periodic benefit cost........................................ $ 2,145
                                                                        =======

  The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value at December 31, 1999 was $16.9 million. Because the reinsurance is not segregated from the Company's assets for purposes of SFAS No. 87, "Employers' Accounting for Pensions," the reinsurance is not regarded as an asset with respect to the pension plan. This pension plan was included in the consolidated financial statements effective with the Merger.

19. Stock-Based Compensation Expense

  In the fourth quarter of 1998, the Company sold 735,809 shares to certain employees, resulting in $9.9 million of salaries and employee benefits expense arising from the difference between the issuance price of the shares (book value) of $6.76 per share and the fair market value of the shares at the date of grant of $20.28 per share.

20. Subsequent Events

  On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File
No. 333-94017) of an aggregate of 3,450,000 shares of common

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and selling stockholders offered
991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $76.3 million to the Company and $31.0 million to the selling stockholders. The net proceeds from this offering have yet to be utilized.

  On March 7, 2000, LeadersOnline, a wholly owned subsidiary of the Company, announced that it is planning to file a Registration Statement with the Securities and Exchange Commission covering the proposed sale by LeadersOnline of shares of its common stock. LeadersOnline currently anticipates that the Registration Statement will be filed in the spring or summer of 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Heidrick & Struggles International, Inc. and Subsidiaries:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES included in this Form 10-K report and have issued our report thereon dated February 14, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The
Schedule II--Heidrick & Struggles International, Inc. Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 14, 2000

                                  SCHEDULE II

                    Heidrick & Struggles International, Inc.

                       Valuation and Qualifying Accounts

                                      Charged   Deduction
                          Balance at     to     Including               Balance at
                         Beginning of Costs &   Currency                  End of
                             Year     Expenses Translation Acquisitions    Year
                         ------------ -------- ----------- ------------ ----------
Year Ended December 31:
  Allowance for doubtful
   accounts
    1999................    $4,669     14,376    (10,454)     3,844      $12,435
                            ------     ------    -------      -----      -------
    1998................    $3,276      5,356     (3,963)       --       $ 4,669
                            ------     ------    -------      -----      -------
    1997................    $1,925      3,324     (1,973)       --       $ 3,276
                            ------     ------    -------      -----      -------