Form 10-Q
period 2000-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2000-05-15
CIK 1066605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                         Commission File Number 0-25837


                    HEIDRICK & STRUGGLES INTERNATIONAL, INC.
             ------------------------------------------------------
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

The number of shares outstanding of the Company's common stock as of May 5, 2000 was 19,230,025 (excluding 349,975 of restricted stock units).

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX



                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 2000
           (Unaudited) and December 31, 1999                                3

          Unaudited Consolidated Statements of Income and Comprehensive
           Income for the three months ended March 31, 2000 and 1999        5

          Unaudited Consolidated Statement of Stockholders'
           Equity for the three months ended March 31, 2000                 6

          Unaudited Consolidated Statements of Cash Flows
           for the three months ended March 31, 2000 and 1999               7

          Unaudited Notes to Consolidated Financial
           Statements                                                       8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              14


PART II.  OTHER INFORMATION                                                21

SIGNATURE                                                                  22

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                               March 31,      December 31,
                                                  2000            1999
                                              -----------     -----------
                                              (unaudited)
Current assets:
  Cash and cash equivalents                     $133,079        $ 76,848
  Accounts receivable, net of allowance
   for doubtful accounts                          94,208          83,162
  Other receivables                                4,745           4,241
  Prepaid expenses                                 9,295           7,583
  Deferred income taxes                           21,107          19,881
                                                --------        --------
    Total current assets                         262,434         191,715
                                                --------        --------

Property and equipment, net                       55,282          52,352
                                                --------        --------

Other assets:
  Cash and investments designated for
   nonqualified retirement plans                  33,532          32,702
  Investments and other assets                    25,808          11,772
  Deferred income taxes                              -               376
  Goodwill and other intangibles, net             47,606          45,832
                                                --------        --------
    Total other assets                           106,946          90,682
                                                --------        --------

    Total assets                                $424,662        $334,749
                                                ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                      March 31,     December 31,
                                                         2000           1999
                                                     -----------    -----------
                                                     (unaudited)
Current liabilities:
  Current maturities of long-term debt                 $  3,039       $  3,039
  Accounts payable                                        8,321          8,052
  Accrued expenses--
    Salaries and employee benefits                       91,637        100,762
    Other                                                17,450         14,964
  Income taxes payable                                   10,325         10,891
                                                       --------       --------
    Total current liabilities                           130,772        137,708
                                                       --------       --------
Liability for nonqualified retirement plans              28,500         29,161
                                                       --------       --------
Other long-term liabilities                               2,205            -
                                                       --------       --------
Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, no shares issued at
   March 31, 2000 and December 31, 1999.                    -              -
  Common stock, $.01 par value, 100,000,000 shares
   authorized, of which 19,492,117 and 16,663,151
   shares were issued and outstanding at March 31,
   2000 and December 31, 1999, respectively.                195            167
  Additional paid-in capital                            215,777        124,363
  Retained earnings                                      40,960         37,445
  Deferred Compensation                                  (1,386)           -
  Cumulative foreign currency translation adjustment     (1,745)          (591)
  Unrealized gain on available-for-sale investments
   (net of tax)                                           9,384          6,496
                                                       --------       --------
    Total stockholders' equity                          263,185        167,880
                                                       --------       --------
    Total liabilities and stockholders' equity         $424,662       $334,749
                                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                ------------------------
                                                                   2000           1999
                                                                ---------      ---------
Revenue                                                         $ 131,936      $  74,601
                                                                ---------      ---------
Operating expenses:
   Salaries and employee benefits                                  92,400         49,147
   General and administrative expenses                             35,810         20,590
   Nonrecurring charge                                                  -         12,420
                                                                ---------      ---------
      Total operating expenses                                    128,210         82,157
                                                                ---------      ---------
      Operating income (loss)                                       3,726         (7,556)
                                                                ---------      ---------

Non-operating income (expense):
   Interest income                                                  1,517            170
   Interest expense                                                   (75)          (477)
   Other, net                                                       1,696             13
                                                                ---------      ---------
      Net non-operating income (expense)                            3,138           (294)
                                                                ---------      ---------
Equity in net loss of affiliate                                         -           (630)
                                                                ---------      ---------
      Income (loss) before income taxes                             6,864         (8,480)
Provision for income taxes                                          3,349          1,668
                                                                ---------      ---------
      Net income (loss)                                         $   3,515      $ (10,148)
                                                                =========      =========

Basic earnings (loss) per common share                          $    0.19      $   (1.60)
                                                                =========      =========
Basic weighted average common shares outstanding                   18,075          6,341
                                                                =========      =========
Diluted earnings (loss) per common share                        $    0.18      $   (1.60)
                                                                =========      =========
Diluted weighted average common shares outstanding                 19,315          6,341
                                                                =========      =========

Net income (loss)                                               $   3,515      $ (10,148)
                                                                ---------      ---------
Other comprehensive income, before tax:
   Foreign currency translation adjustment                         (1,874)            10
   Unrealized gain on available-for-sale investments                4,980          5,172
                                                                ---------      ---------
      Total other comprehensive income, before tax                  3,106          5,182
Income taxes related to items of other comprehensive income         1,372          2,177
                                                                ---------      ---------
      Other comprehensive income, net of tax                        1,734          3,005
                                                                ---------      ---------
      Comprehensive income (loss)                               $   5,249      $  (7,143)
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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                                Accumulated
                                                                                                   Other
                                                                                                  Compre-
                                                                   Additional                     hensive      Deferred
                                                       Common        Paid-in       Retained       Income        Comp-
                                                       Stock         Capital       Earnings       (Loss)       ensation     Total
                                                       ------      ----------      --------     -----------    --------    --------
Balance as of December 31, 1999                         $167       $124,363        $37,445       $5,905        $  -        $167,880
Common stock transactions:
  Stock issued for acquisition                           -              831            -            -             -             831
  Stock issued in follow-on public offering              25          76,334            -            -             -          76,359
  Issuance of restricted stock                            3          14,249            -            -         (1,425)        12,827
Amortization of deferred compensation                    -             -               -            -             39             39
Net income                                               -             -            3,515           -             -           3,515
Unrealized gain on available-for-sale investments        -             -               -          2,888           -           2,888
Foreign currency translation adjustments                 -             -               -         (1,154)          -          (1,154)
                                                       ----        --------       -------       -------      -------       --------
Balance as of March 31, 2000                           $195        $215,777       $40,960       $ 7,639      $(1,386)      $263,185
                                                       ====        ========       =======       =======      =======       ========

  The accompanying notes are an integral part of these consolidated financial statements

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                          Three Months Ended
                                                                                March 31,
                                                                    ----------------------------------
                                                                       2000                    1999
                                                                    ----------              ----------
Cash flows from operating activities
   Net income (loss)                                                  $3,515                  $(10,148)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                 3,120                     1,731
         Loss on sale of property and equipment                          197                         -
         Gain on sale of securities                                   (1,522)                        -
         Deferred income taxes                                        (1,808)                   (1,243)
         Equity in net loss of affiliate                                   -                       630
         Non-cash stock-based compensation                               965                        94
         Nonrecurring compensation charge                                  -                    12,420
         Changes in assets and liabilities:
              Trade and other receivables                            (12,733)                  (10,933)
              Accounts payable                                        (1,233)                    1,813
              Accrued expenses                                          (185)                   16,456
              Income taxes payable                                       810                      (583)
              Liability for nonqualified retirement plans                244                       598
              Other, net                                              (3,170)                      138
                                                                    --------                  --------
                   Net cash provided by (used in)
                      operating activities                           (11,800)                   10,973
                                                                    --------                  --------
Cash flows from investing activities
   Acquisitions                                                       (1,667)                        -
   Purchases of securities for nonqualified retirement plan             (113)                     (140)
   Purchases of property and equipment                                (5,865)                   (5,147)
   Proceeds from sale of securities, net                               1,522                         -
   Cash acquired in merger transaction with HSI                            -                     8,166
   Other, net                                                         (1,640)                     (100)
                                                                    --------                  --------
                   Net cash provided by (used in)
                      investing activities                            (7,763)                    2,779
                                                                    --------                  --------
Cash flows from financing activities
   Proceeds from sale of common stock                                 76,359                         -
   Proceeds from debt                                                      -                     8,500
   Payments on debt                                                        -                   (12,170)
                                                                    --------                  --------
                   Net cash provided by (used in)
                      financing activities                            76,359                    (3,670)
                                                                    --------                  --------
Effect of foreign currency exchange rates on cash
   and cash equivalents                                                 (565)                     (332)

                                                                    --------                  --------
Net increase in cash and cash equivalents                             56,231                     9,750

Cash and cash equivalents:
   Beginning of period                                                76,848                    11,521
                                                                    --------                  --------
   End of period                                                    $133,079                  $ 21,271
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

1. Interim Financial Data

   The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries, (the "Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2000, and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999, stockholders' equity for the three months ended March 31, 2000, and cash flows for the three months ended March 31, 2000 and 1999. Certain prior year amounts have been reclassified to conform with 2000 classifications. These financial statements and notes are to be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-K (File No. 0-25837) for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 24, 2000.

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


2. Business Combinations

Acquisitions Accounted for Using Purchase Method

   On February 26, 1999, Heidrick & Struggles, Inc. ("H&S") merged (the "Merger") with and into Heidrick & Struggles International, Inc. (prior to the Merger, "HSI"). The Merger combined the operations of H&S, which operated in all regions of the world except Europe, with HSI, a Europe-based company.

   The unaudited condensed consolidated pro forma results of operations data for the three months ended March 31, 1999, as if the Merger had occurred on January 1, 1999 is as follows:


                                                          Three Months Ended
                                                               March 31,
                                                                 1999
                                                               --------
Revenue                                                        $ 94,586
                                                               --------
Operating expenses:
        Salaries and employee benefits                           64,983
        General and administrative expenses                      27,031
        Nonrecurring charge                                      12,420
                                                               --------
                Total operating expenses                        104,434
                                                               --------
                Operating loss                                   (9,848)
                                                               --------
Net non-operating expense                                          (350)
                                                               --------
                Loss before income taxes                        (10,198)
Provision for income taxes                                        1,431
                                                               --------
                Net loss                                       $(11,629)
                                                               ========

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

   On March 1, 2000, the Company completed its acquisition of Argonaut Search Group, LLC for approximately $2.5 million in cash and shares of the Company's common stock.

Acquisition Accounted for Using Pooling of Interests Method

   On September 1, 1999, the Company completed its merger with Sullivan & Company, which provided for the exchange of all the outstanding stock of Sullivan for 964,000 shares of the Company's common stock. The transaction was accounted for using the pooling of interests method of accounting. Sullivan is an executive search firm that specializes in the financial services industry and had revenue of $12.8 million in 1998.

Revenue, net loss and basic and diluted loss per common share of the combining companies are as follows:

                                                     Three Months Ended
                                                          March 31,
                                                            1999
                                                          --------
Revenue
The Company, as previously reported on Form 10-Q          $ 71,719
Sullivan                                                     2,882
                                                          --------
The Company, as restated                                  $ 74,601
                                                          ========

Net loss
The Company, as previously reported on Form 10-Q          $(10,112)
Sullivan                                                       (36)
                                                          --------
The Company, as restated                                  $(10,148)
                                                          ========

Loss per common share
The Company, as previously reported on Form 10-Q
        Basic                                             $  (1.72)
                                                          ========
        Diluted                                           $  (1.72)
                                                          ========

The Company, as restated
        Basic                                             $  (1.60)
                                                          ========
        Diluted                                           $  (1.60)
                                                          ========

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

3.   Nonrecurring Charge

     During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $0.3 million of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that the remaining cash (plus interest) was paid within 90 days of the completion of the Merger and 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of HSI, at $5.2 million) were issued to such Mulder partners immediately after the Merger. During the three months ended March 31, 1999, the Company paid the remaining $4.3 million of cash due, issued 428,452 shares of the Company's common stock and wrote off $2.9 million of deferred compensation assets resulting in a total compensation charge of $12.4 million.

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

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share ("EPS"):



                                                     Three Months Ended
                                                           March 31,
                                                    --------------------
                                                      2000         1999
                                                    -------     --------
Basic EPS
Income (loss) available to common stockholders      $ 3,515     $(10,148)
Weighted average common shares outstanding           18,075        6,341
                                                    -------     --------
Basic EPS                                           $  0.19     $  (1.60)
                                                    =======     ========
Diluted EPS
Income (loss) available to common stockholders      $ 3,515     $(10,148)
                                                    -------     --------
Weighted average common shares outstanding           18,075        6,341
Dilutive common shares                                1,240           --
                                                    -------     --------
Weighted average diluted common shares
  outstanding                                        19,315        6,341
                                                    -------     --------
Diluted EPS                                         $  0.18     $  (1.60)
                                                    =======     ========

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

5.   Segment Information

     Management views the operations of the Company through segments. In order to reflect a recent change in its management structure, the Company has adjusted its segment reporting. Beginning in the 2000 first quarter, the Company is breaking out revenue and operating income in its executive search business into two broad geographic segments: Americas and International. The Americas segment comprises the United States and Other (Canada and Latin America). The International segment comprises Europe (which includes Africa and the Middle
East) and Asia Pacific.

                                                  Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   2000          1999
                                                 --------      --------
Revenue:
Americas
  United States                                  $ 74,326      $ 55,592
  Other                                             4,900         3,164
International
  Europe                                           41,384        12,032
  Asia Pacific                                      8,122         3,813
LeadersOnline                                       3,204           -
                                                 --------      --------
  Total                                          $131,936      $ 74,601
                                                 ========      ========

Operating income (loss):
Americas
  United States                                  $ 10,772      $  7,773
  Other                                               369           214
International
  Europe                                            3,435       (10,808)
  Asia Pacific                                      1,309           (13)
LeadersOnline                                      (4,186)       (1,255)
Corporate                                          (7,973)       (3,467)
                                                 --------      --------
  Total                                          $  3,726      $ (7,556)
                                                 ========      ========


                                                  As of         As of
                                                March 31,    December 31,
                                                  2000          1999
                                                =========    ============
Identifiable Assets
Americas
  United States                                  $118,747      $107,698
  Other                                             8,761        10,104
International
  Europe                                          100,050       102,398
  Asia Pacific                                     14,753        11,958
LeadersOnline                                       5,938         4,150
Corporate                                         176,413        98,441
                                                 --------      --------
  Total                                          $424,662      $334,749
                                                 ========      ========

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

6.   Public Offerings

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

     On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.4 million to the Company and $31.0 million to the selling stockholders. The Company has and will continue to use the net proceeds from this offering for general corporate purposes including the funding of further development of LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding its technology infrastructure and funding possible future acquisitions.

7.   Derivative Financial Instrument

     The Company receives warrants for equity in its client companies, in addition to its cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Thereafter, the securities are accounted for as available-for-sale investments. The Company has entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the securities will be sold during a certain time period. The collar has been designated and is effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar are recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar are recorded in income. Beginning in the fourth quarter of 1999, the Company has the right to put and the counterparty has the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. The unrealized pre-tax gain on these hedged shares at March 31, 2000 was $2.6 million. The Company's realized gain on these shares for the three months ended March 31, 2000 was $917,000.

     The Company is exposed to credit loss in the event of nonperformance by the other party. However, the Company does not anticipate nonperformance by the counterparty.

8.   Compensation Charge

     During the three months ended March 31, 2000, LeadersOnline, Inc., a subsidiary of the Company, issued 4.2 million stock options to certain of its employees and those of the Company at a price below the deemed fair market value for accounting purposes, at the time of issuance. The resulting non-cash compensation charge in the amount of $16.8 million will be amortized over the vesting period of the options, which is approximately four years. The amortization for the three months ended March 31, 2000, is $0.9 million and is included in salaries and employee benefits on the Consolidated Statements of Income and Comprehensive Income.

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)


9.   Subsequent Events

     On April 10, 2000, LeadersOnline, Inc., a subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock.

     On May 1, 2000, the Company acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based provider of professional executive recruitment services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are the world's largest and premier executive search firm. We offer and conduct executive search services through our global network of offices to a broad range of clients, including Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations, and other leading private and public entities. Through our majority-owned Internet-based search subsidiary, LeadersOnline, we target the recruitment market for mid-level executives and professionals.

     Prior to 1984, we operated under a single ownership structure. In 1984, Heidrick & Struggles, Inc. (H&S) spun off Heidrick & Struggles International, Inc. ("HSI") to its European partners while retaining a significant equity interest in it. Between 1984 and February 26, 1999, HSI operated primarily in Europe, while H&S operated in all other regions of the world. On February 26, 1999, H&S merged with HSI ("the Merger") to reunite the two companies into a single corporate structure.

     We completed several other acquisitions and mergers in the past two years. On March 1, 2000, we completed the acquisition of Argonaut Search Group, LLC, a San Francisco-based executive search firm that specializes in the real estate and financial services industries. In December 1999, we completed the acquisition of Redelinghuys & Partners, a senior level executive search firm in the Republic of South Africa. In June 1998, we acquired Fenwick Partners, Inc., a Boston-based executive search firm focused on the technology sector. These acquisitions were accounted for using the purchase method of accounting, with the results of the acquired companies included in the Consolidated Statements of Income and Comprehensive Income beginning on the date of each acquisition. In September 1999, we merged with Sullivan & Company ("Sullivan"), an executive search firm that specializes in the financial services industry. This transaction was accounted for using pooling of interests accounting, with the results of Sullivan being included in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

     With offices in more than 70 locations in 33 countries throughout North and South America, Europe, the Middle East, Africa and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets or liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations in the valuation of such assets or liabilities.

Results of Operations

     The following table summarizes the results of our operations as a percentage of revenue for the three months ended March 31, 2000 and 1999:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2000        1999
                                                        -----       -----
  Revenue                                               100.0 %     100.0 %
  Operating expenses:
           Salaries and employee benefits                70.0        65.9
           General and administrative expenses           27.1        27.6
           Nonrecurring charge                              -        16.6
                                                        -----       -----
                   Total operating expenses              97.1       110.1
                                                        -----       -----
                   Operating income (loss)                2.9       (10.1)
                                                        -----       -----
  Non-operating income (expense)
           Interest income                                1.1         0.2
           Interest expense                              (0.1)       (0.6)
           Other, net                                     1.3           -
                                                        -----       -----
                   Net non-operating income (expense)     2.3        (0.4)
                                                        -----       -----
   Equity in net loss of affiliate                          -        (0.8)
                                                        -----       -----
           Income (loss) before income taxes              5.2       (11.3)
   Provision for income taxes                             2.5         2.2
                                                        -----       -----
           Net income (loss)                              2.7 %     (13.5)%
                                                        =====       =====

     The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. In order to reflect a recent change in our management structure, we have adjusted our segment reporting. Beginning in the 2000 first quarter, we are breaking out revenue and operating income in our executive search business into two broad geographic segments: Americas and International. The Americas segment comprises the United States and Other (Canada and Latin America). The International segment comprises Europe (which includes Africa and the Middle East) and Asia Pacific.

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2000      1999
                                                   --------  --------
    Revenue:
    Americas
            United States                          $ 74,326  $ 55,592
            Other                                     4,900     3,164
    International
            Europe                                   41,384    12,032
            Asia Pacific                              8,122     3,813
    LeadersOnline                                     3,204         -
                                                   --------  --------
            Total                                  $131,936  $ 74,601
                                                   ========  ========
    Operating income (loss):
    Americas
            United States                          $ 10,772  $  7,773
            Other                                       369       214
    International
            Europe                                    3,435   (10,808)
            Asia Pacific                              1,309       (13)
    LeadersOnline                                    (4,186)   (1,255)
    Corporate                                        (7,973)   (3,467)
                                                   --------  --------
            Total                                  $  3,726   $(7,556)
                                                   ========  ========

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Revenue. Our revenue increased $57.3 million, or 76.9%, to $131.9 million for the three months ended March 31, 2000 from $74.6 million for the three months ended March 31, 1999. This increase was primarily due to the result of the Merger that occurred on February 26, 1999. As a result of the Merger, the full three months of HSI revenue is included in the first quarter ended March 31, 2000, whereas only approximately one month of HSI revenue is included in the first quarter ended March 31, 1999. Excluding HSI from both periods, revenue increased 44.7%. Continued strong demand for our services across a number of industries and disciplines, especially financial services, technology and health care, and an increase in the number of consultants, contributed to the revenue growth as the number of confirmed searches increased. In addition, fees per search were higher as our strategic focus on working at the top level of executive search continued to drive performance.

     We experienced significant revenue growth in all of our geographic segments during the 2000 first quarter. In the United States, our revenue increased $18.7 million, or 33.7%, to $74.3 million in the first quarter 2000 from $55.6 million in the first quarter 1999, with particular strength in the financial services and technology practice groups. In the Americas-Other segment, revenue rose 54.9% to $4.9 million in the first quarter 2000 from $3.2 million in the 1999 comparable period, in part, due to the growth of our technology practice in Latin America. In Europe, our revenue increased $29.4 million, or 244%, to $41.4 million of revenue from $12.0 million in last year's first quarter, due to the Merger, and an increased number of searches on a comparable basis. In Asia Pacific, revenue increased 113.0% to $8.1 million from $3.8 million in the first quarter of 1999, primarily due to strong performance in our Tokyo and Singapore offices. The financial services, technology and industrial practice groups drove the growth in Asia Pacific. LeadersOnline generated $3.2 million of revenue in the first quarter of 2000 and no revenue in the first quarter of 1999.

     Salaries and employee benefits. Our salaries and employee benefits increased $43.3 million, or 88.0%, to $92.4 million for the three months ended March 31, 2000 from $49.1 million for the three months ended March 31, 1999. As a percentage of revenue, salaries and employee benefits increased to 70.0% in the first quarter 2000 from 65.9% in the first quarter 1999, due to higher bonus expenses and a recurring non-cash compensation charge for LeadersOnline arising from the issuance of stock options at a price below their deemed fair market value for accounting purposes. See Note 8 in the Notes to Consolidated Financial Statements above for further details. In addition, the increase in salaries and employee benefits as a percentage of revenue was partly due to an increase in the corporate staff required to effectively execute the duties of a global public company.

     General and administrative expenses. Our general and administrative expenses increased $15.2 million, or 73.9%, to $35.8 million for the three months ended March 31, 2000 from $20.6 million for the three months ended March 31, 1999. As a percentage of revenue, general and administrative expenses decreased to 27.1% in the first quarter 2000 from 27.6% in the first quarter 1999. This percentage decrease was primarily the result of revenue growth in the quarter outpacing increases in predominantly fixed operating costs.

     Nonrecurring charge. During the first quarter of 1999, we incurred a nonrecurring charge of $12.4 million. See Note 3 in the Notes to Consolidated Financial Statements above for further details.

     Net non-operating income (expense). Our net non-operating income increased $3.4 million to $3.1 million for the three months ended March 31, 2000 from a net non-operating expense of $294,000 for the three months ended March 31, 1999. This increase was primarily due to a $1.5 million gain (net of consultants' bonuses and administrative costs) from the sale of equity obtained as part of our warrant program, an increase in interest income arising from the investment of the net proceeds received from our initial public offering in April 1999 and our follow-on public offering in February 2000 (See Note 6 in the Notes to Consolidated Financial Statements above); and a decrease in interest expense due to a lower debt balance. Under our warrant program, we receive warrants for equity in certain client companies in addition to our normal cash fee when executing searches for such clients.

Pro Forma Combined Results of Operations


     The following table provides pro forma combined results of operations as well as the corresponding percentage of our revenue for the three months ended March 31, 2000 and 1999. The data gives effect to the Merger, the modification of the Mulder acquisition agreement and the merger with Sullivan, as if the transactions had occurred on January 1, 1999.

                                                                 Three Months Ended March 31,
                                                       -------------------------------------------------
                                                                2000                     1999 (1)(2)
                                                       ---------------------        --------------------
     Revenue                                           $ 131,936      100.0%        $ 94,586      100.0%
                                                       ---------      ------        --------      ------
     Operating expenses:
        Salaries and employee benefits                    92,400       70.0           64,063       67.7
        General and administrative expenses (3)           35,810       27.1           27,031       28.6
                                                       ---------      ------        --------      ------
           Total operating expenses                      128,210       97.1           91,094       96.3
                                                       ---------      ------        --------      ------
           Operating income                            $   3,726        2.9%        $  3,492        3.7%
                                                       =========      ======        ========      ======


(1) The March 31, 1999 consolidated statements of income have been adjusted by the following amounts to reflect the historical operations of HSI:

                                                               Three Months Ended
                                                                 March 31, 1999
                                                               ------------------
               Revenue                                              $ 19,985
               Salaries and employee benefits                         15,836
               General and administrative expenses                     6,209


(2) Excludes the $12.4 million nonrecurring Mulder charge for the three months ended March 31, 1999. See further discussion in Note 3 in the Notes to Consolidated Financial Statements above. In addition, $0.9 million of deferred compensation expense relating to the acquisition has been excluded for the three months ended March 31, 1999.

(3) Includes additional amortization related to acquired intangibles and goodwill arising from the Merger of $0.2 million for the three months ended March 31, 1999.

  The following table sets forth, for the periods indicated, our proforma revenue and operating income (loss) by segment. In order to reflect a recent change in our management structure, we have adjusted our segment reporting. Beginning in the 2000 first quarter, we are breaking out revenue and operating income in our executive search business into two broad geographic segments:
Americas and International. The Americas segment comprises the United States and Other (Canada and Latin America). The International segment comprises Europe (which includes Africa and the Middle East) and Asia Pacific.

                                                 Three Months Ended
                                                      March 31,
                                              ----------------------
                                                2000          1999
                                              --------       -------
Revenue:
Americas
  United States                               $ 74,326       $55,592
  Other                                          4,900         3,164
International
  Europe                                        41,384        32,017
  Asia Pacific                                   8,122         3,813
LeadersOnline                                    3,204           -
                                              --------       -------
  Total                                       $131,936       $94,586
                                              ========       =======

Operating income (loss):
Americas
  United States                               $ 10,772       $ 7,773
  Other                                            369           214
International
  Europe                                         3,435           472
  Asia Pacific                                   1,309           (13)
LeadersOnline                                   (4,186)       (1,255)
Corporate                                       (7,973)       (3,699)
                                              --------       -------
  Total                                       $  3,726       $ 3,492
                                              ========       =======

Pro Forma Combined Results of Operations for the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

   Revenue. Our revenue increased $37.3 million, or 39.5%, to $131.9 million for the three months ended March 31, 2000 from $94.6 million for the three months ended March 31, 1999. Excluding the negative effect of foreign currency translations into the U.S. dollar, revenue grew 43.4%. Continued strong demand for our services across a number of industries, especially financial services, technology and health care, and an increase in the number of consultants contributed to the revenue growth as the number of confirmed searches increased 20%. All segments contributed significantly to this performance.

   Salaries and employee benefits. Our salaries and employee benefits increased $28.3 million, or 44.2%, to $92.4 million for the three months ended March 31, 2000 from $64.1 million for the three months ended March 31, 1999. As a percentage of revenue, salaries and employee benefits increased from 67.7% to 70.0%, due to higher bonus expenses and a recurring non-cash compensation charge for LeadersOnline arising from the issuance of stock options at a price below their deemed fair market value for accounting purposes. See Note 8 in the Notes to Consolidated Financial Statements above for further details. In addition, the increase in salaries and employee benefits as a percentage of revenue was partly due to an increase in the corporate staff required to effectively execute the duties of a global public company.

     General and administrative expenses. Our general and administrative expenses increased $8.8 million, or 32.5%, to $35.8 million for the three months ended March 31, 2000 from $27.0 million for the three months ended March 31, 1999. As a percentage of revenue, general and administrative expenses decreased from 28.6% to 27.1%. This percentage decrease was primarily the result of revenue growth in the quarter outpacing increases in predominantly fixed operating costs.

Liquidity and Capital Resources

     We periodically evaluate our liquidity requirements, capital needs and availability of capital resources based on our plans for expansion and other operating needs. We finance our operations through internally generated funds and the availability of borrowings under our credit facilities. In addition, we received $51.8 million from our initial public offering in April 1999 and $76.4 million from our follow-on public offering in February 2000. We pay a portion of our bonuses in December and the remainder is paid in March. Employee bonuses are accrued when earned and are based on our performance and the performance of the respective employee.

     We believe that the net proceeds from our common stock offerings, together with funds expected to be generated from operations and our lines of credit, will be sufficient to finance our operations for the foreseeable future. However, if we undertake significant acquisitions or other investment activities, we may need access to additional sources of debt or equity financing. On April 10, 2000, our subsidiary, LeadersOnline, Inc., filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock. We may investigate additional capital raising methods to further the development of LeadersOnline, Inc. including investments by third parties.

     We maintained cash and cash equivalents at March 31, 2000 and 1999 of $133.1 million and $21.3 million, respectively. For the three months ended March 31, 2000, cash flows from operating activities used $11.8 million. There was an increase in working capital partly reflecting a change in the timing of bonus payments, offset by net income and non-cash expenses for compensation, depreciation and amortization. For the three months ended March 31, 1999, cash flows from operating activities contributed $11.0 million, reflecting an increase in net income and for non-cash items such as depreciation and amortization, the $12.4 million nonrecurring charge, as well as a decrease in working capital.

     On March 1, 2000, we completed our acquisition of Argonaut Search Group, LLC for $2.5 million in cash and shares of the Company's common stock. On February 26, 1999, H&S merged with and into HSI resulting in $8.2 million of cash being acquired.

     During 1999, we began selling equity securities obtained as part of our warrant program. The amount of cash received during the three months ended March 31, 2000, as a result of the sale of these securities was $1.5 million, net of consultants' bonuses and administrative costs of the program.

     Capital expenditures were $5.9 million and $5.1 million for the three months ended March 31, 2000 and 1999, respectively. These expenditures were primarily for system development costs, office furniture and fixtures, leasehold improvements, and computer equipment and software.

     Cash flows provided by financing activities were $76.4 million for the three months ended March 31, 2000, resulting from the net proceeds raised in the follow-on public offering. See Note 6 in our Notes to Consolidated Financial Statements included in this document. Cash flows used in financing activities were $3.7 million for the three months ended March 31, 1999, resulting from our net repayments under our lines of credit.

     We have a $50.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001. The line of credit will reduce by $10.0 million on December 31, 2000. There was $0 and $20 million of borrowings outstanding under this line of credit at March 31, 2000 and 1999, respectively. At our discretion, we may borrow either U.S. dollars on deposit in the United States or U.S. dollars or foreign currencies on deposit outside the United States. Non-U.S. Borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of our financial condition. U.S. Borrowings bear interest at the then-existing prime rate. At March 31, 1999, the interest rate on the borrowings was 6.2%.

     The current line of credit has certain financial covenants we must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. At March 31, 2000, we are in compliance with these financial covenants.

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

Year 2000 Compliance

     We have not experienced any significant Year 2000-related issues. Based upon information currently known to us, we believe that all critical areas of our business are Year 2000 compliant. Our Year 2000 efforts focused on ensuring that our information technology would achieve a Year 2000 date conversion with no disruption to our business operations and that contingency plans were developed to address most likely worse case scenarios. Information systems, third-party suppliers and date-related issues, if any, related to our business operations will continue to be monitored and contingency plans will remain in place. We do not anticipate any further significant expenditures for these or any other Year 2000 compliance activities.

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

     We have upgraded our systems to enable us to process transactions denominated in the Euro. Further systems upgrades will be adopted between now and December 2000. Failure to adapt information technology systems could have an adverse effect on our financial condition and results of operations. We are also dependent on many third parties, including banks and other providers of information, for proper transaction clearance and reporting. If any of these systems are not appropriately upgraded to manage transactions denominated in the Euro, our operations could suffer.

Recently Issued Accounting Standards

     During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting information about derivatives and hedging. FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133," in 1999, which deferred the effective date of SFAS No. 133 for one year. The standard is effective for periods beginning after June 15, 2000 and will be adopted by us as of January 1, 2001. We expect that adoption of this Standard will have no material effect on our consolidated financial position or results of operations.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we have been involved in litigation incidental to our business. We currently are not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     Pursuant to the terms and conditions of the Argonaut acquisition, on March 1, 2000, we issued 20,685 shares of our common stock in addition to cash, to purchase the membership interests in the acquired company. Pursuant to such acquisition, we received no proceeds from the issuance of stock to the holders of the membership interests for which exemption from registration is claimed under Section 4(2) of the Securities Act of 1933.

Use of Proceeds

     On February 9, 2000, we completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. We offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.4 million to us and $31.0 million to the selling stockholders. We have and will continue to use the net proceeds from this offering for general corporate purposes including the funding of further development of LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding our technology infrastructure and funding possible future acquisitions.


Item 6. Exhibits and Reports on Form 8K

(a)  Exhibits

     Exhibit
     No.      Description
     -------  -----------

     3(a) Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

     3(b) Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

     27       Financial Data Schedule


(b)  Reports on Form 8K

During the first three months of 2000, the registrant filed no reports on Form 8K.


SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000.

               Heidrick & Struggles International, Inc.
                  (Registrant)

               By:/s/ Donald M. Kilinski
               ---------------------------------
                  Donald M. Kilinski
                  Chief Financial Officer