Form 10-Q
period 2000-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2000-08-14
CIK 1066605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 or

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

The number of shares outstanding of the Company's common stock as of August 3, 2000 was 19,275,728 (excluding 382,732 of restricted stock units).

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                PAGE
                                                                                ----
PART I.      FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 2000
              (Unaudited) and December 31, 1999                                   3

             Unaudited Consolidated Statements of Income and Comprehensive
              Income for the three months and six months ended June 30, 2000
                and 1999                                                          5
             Unaudited Consolidated Statement of Stockholders'
              Equity for the six months ended June 30, 2000                       6

             Unaudited Consolidated Statements of Cash Flows
              for the six months ended June 30, 2000 and 1999                     7

             Unaudited Notes to Consolidated Financial
               Statements                                                         8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                 13


PART II.     OTHER INFORMATION                                                   22

SIGNATURE                                                                        24

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                           June 30,    December 31,
                                                                             2000          1999
                                                                           --------    ------------
                                                                         (unaudited)
Current assets:

     Cash and cash equivalents                                             $144,214     $ 76,848

     Accounts receivable, net of allowance for doubtful accounts            125,987       83,162

     Other receivables                                                        6,813        4,241

     Prepaid expenses                                                         9,742        7,583

     Deferred income taxes                                                   21,107       19,881
                                                                           --------     --------
         Total current assets                                               307,863      191,715
                                                                           --------     --------

Property and equipment, net                                                  55,708       52,352
                                                                           --------     --------

Other assets:

     Cash and investments designated for nonqualified retirement plans       32,076       32,702

     Investments and other assets                                            26,731       11,772

     Deferred income taxes                                                    1,371          376

     Goodwill and other intangibles, net                                     64,329       45,832
                                                                           --------     --------
         Total other assets                                                 124,507       90,682
                                                                           --------     --------

         Total assets                                                      $488,078     $334,749
                                                                           ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                              June 30,     December 31,
                                                                                2000           1999
                                                                             ---------     ------------
                                                                            (unaudited)
Current liabilities:

   Current maturities of long-term debt                                      $    --        $   3,039

   Accounts payable                                                             10,598          8,052

   Accrued expenses-

     Salaries and employee benefits                                            141,008        100,762

     Other                                                                      21,483         14,964

   Income taxes payable                                                          8,466         10,891
                                                                             ---------      ---------

     Total current liabilities                                                 181,555        137,708
                                                                             ---------      ---------

Liability for nonqualified retirement plans                                     28,399         29,161
                                                                             ---------      ---------

Other long-term liabilities                                                      2,072           --
                                                                             ---------      ---------

Stockholders' equity:

   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     no shares issued at June 30, 2000 and December 31, 1999                      --             --

   Common stock, $.01 par value, 100,000,000 shares authorized, of which
     19,651,085 and 16,663,151 shares were issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively                             197            167

   Treasury stock at cost, 9,243 shares at June 30, 2000                          (376)          --

   Additional paid-in capital                                                  224,952        124,363

   Retained earnings                                                            50,958         37,445

   Cumulative foreign currency translation adjustment                           (2,143)          (591)

   Unrealized gain on available-for-sale investments (net of tax)                5,623          6,496

   Deferred compensation                                                        (3,159)          --
                                                                             ---------      ---------

     Total stockholders' equity                                                276,052        167,880
                                                                             ---------      ---------

     Total liabilities and stockholders' equity                              $ 488,078      $ 334,749
                                                                             =========      =========

    The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                   Three Months Ended          Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------    ----------------------
                                                                     2000        1999         2000         1999
                                                                  ---------    ---------    --------     ---------
Revenue                                                           $ 166,416    $ 113,046    $ 298,352    $ 187,647
                                                                  ---------    ---------    ---------    ---------
Operating expenses:
       Salaries and employee benefits                               108,263       76,397      200,663      125,544
       General and administrative expenses                           44,933       27,845       80,743       48,435
       Nonrecurring charge                                             --           --           --         12,420
                                                                  ---------    ---------    ---------    ---------
            Total operating expenses                                153,196      104,242      281,406      186,399
                                                                  ---------    ---------    ---------    ---------
            Operating income                                         13,220        8,804       16,946        1,248
                                                                  ---------    ---------    ---------    ---------

Non-operating income (expense):
       Interest income                                                1,833          426        3,350          596
       Interest expense                                                 (52)        (460)        (127)        (937)
       Minority interest                                                157         --            157         --
       Other, net                                                     3,023           63        4,719           76
                                                                  ---------    ---------    ---------    ---------
            Net non-operating income (expense)                        4,961           29        8,099         (265)
                                                                  ---------    ---------    ---------    ---------
Equity in net loss of affiliate                                        --           --           --           (630)
                                                                  ---------    ---------    ---------    ---------
            Income before income taxes                               18,181        8,833       25,045          353
Provision for income taxes                                            8,183        3,984       11,532        5,652
                                                                  ---------    ---------    ---------    ---------
            Net income (loss)                                     $   9,998    $   4,849    $  13,513    $  (5,299)
                                                                  =========    =========    =========    =========

Basic earnings (loss) per common share                            $    0.52    $    0.33    $    0.72    $   (0.50)
                                                                  =========    =========    =========    =========
Basic weighted average common shares outstanding                     19,211       14,884       18,643       10,636
                                                                  =========    =========    =========    =========
Diluted earnings (loss) per common share                          $    0.49    $    0.33    $    0.68    $   (0.50)
                                                                  =========    =========    =========    =========
Diluted weighted average common shares outstanding                   20,497       14,913       19,906       10,636
                                                                  =========    =========    =========    =========

Net income (loss)                                                 $   9,998    $   4,849    $  13,513    $  (5,299)
                                                                  ---------    ---------    ---------    ---------
Other comprehensive income, before tax:
       Foreign currency translation adjustment                         (909)        (551)      (2,783)        (541)
       Unrealized gain (loss) on available-for-sale investments      (6,487)       1,188       (1,507)       6,360
                                                                  ---------    ---------    ---------    ---------
            Total other comprehensive income, before tax             (7,396)         637       (4,290)       5,819
Income tax expense (benefit) related to items of other
       comprehensive income                                          (3,237)         301       (1,865)       2,478
                                                                  ---------    ---------    ---------    ---------
            Other comprehensive income (loss), net of tax            (4,159)         336       (2,425)       3,341
                                                                  ---------    ---------    ---------    ---------
            Comprehensive income (loss)                           $   5,839    $   5,185    $  11,088    $  (1,958)
                                                                  =========    =========    =========    =========


    The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                                                                Accumulated
                                                                                                   Other
                                                                                                  Compre-
                                                                          Additional              hensive   Deferred
                                                     Common   Treasury     Paid-in   Retained     Income     Comp-
                                                     Stock     Stock       Capital   Earnings     (Loss)    ensation      Total
                                                   ---------  --------    ---------- ---------  ----------- --------    ---------
Balance as of December 31, 1999                    $     167  $    --     $ 124,363  $  37,445  $   5,905   $    --     $ 167,880

Treasury and common stock transactions:

     Stock issued for acquisitions                         1       --         5,216       --         --          --         5,217

     Stock issued in follow-on public offering            25       --        76,214       --         --          --        76,239

     Issuances of restricted stock                         4       --        16,201       --         --        (3,378)     12,827

     Amortization of deferred compensation              --         --          --         --         --           186         186

     Forfeitures of restricted stock                    --         (376)       --         --         --            33        (343)

     Exercise of options                                --         --           247       --         --          --           247

Gain on sale of subsidiary stock                        --         --         2,711       --         --          --         2,711

Net income                                              --         --          --       13,513       --          --        13,513

Unrealized loss on available-for-sale investments       --         --          --         --         (873)       --          (873)

Foreign currency translation adjustment                 --         --          --         --       (1,552)       --        (1,552)
                                                   ---------  ---------   ---------  ---------  ---------   ---------   ---------

Balance as of June 30, 2000                        $     197  $    (376)  $ 224,952  $  50,958  $   3,480   $  (3,159)  $ 276,052
                                                   =========  =========   =========  =========  =========   =========   =========


     The accompanying notes are an integral part of these consolidated financial statements

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                    2000         1999
                                                                 ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                             $  13,513    $  (5,299)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                               8,191        4,397
         Loss (gain) on sale of property and equipment                 260          (12)
         Gain on sale of securities                                 (4,604)        --
         Deferred income taxes                                      (1,840)        (664)
         Equity in net loss of affiliate                              --            630
         Minority interest in loss of consolidated subsidiary         (157)        --
         Stock-based compensation                                    2,119          189
         Nonrecurring compensation charge                             --         12,420
         Changes in assets and liabilities:
              Trade and other receivables                          (45,477)     (23,424)
              Accounts payable                                       2,651        3,664
              Accrued expenses                                      55,111       34,279
              Income taxes payable                                  (1,391)         628
              Liability for nonqualified retirement plans              161          848
              Other, net                                            (3,646)         891
                                                                 ---------    ---------
                     Net cash provided by operating activities      24,891       28,547
                                                                 ---------    ---------

Cash flows from investing activities:
   Acquisitions                                                    (15,757)        --
   Purchases of securities for nonqualified retirement plan           (210)        (232)
   Purchases of property and equipment                             (10,651)     (12,317)
   Purchases of long-term investments                              (10,447)        --
   Proceeds from sale of securities, net                             4,604         --
   Cash acquired in merger transaction with HSI                       --          8,166
   Other, net                                                       (1,372)        (176)
                                                                 ---------    ---------
                     Net cash used in investing activities         (33,833)      (4,559)
                                                                 ---------    ---------

Cash flows from financing activities:
   Proceeds from sale of common stock                               76,239       61,708
   Proceeds from sale of subsidiary stock                            2,919         --
   Proceeds from stock options exercised                               247         --
   Proceeds from debt                                                 --         17,700
   Payments on debt                                                 (1,822)     (47,643)
                                                                 ---------    ---------
                     Net cash provided by financing activities      77,583       31,765
                                                                 ---------    ---------

Effect of foreign currency exchange rates on cash
   and cash equivalents                                             (1,275)        (719)
                                                                 ---------    ---------

Net increase in cash and cash equivalents                           67,366       55,034

Cash and cash equivalents:
   Beginning of period                                              76,848       11,521
                                                                 ---------    ---------
   End of period                                                 $ 144,214    $  66,555
                                                                 =========    =========

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (All tables in thousands, except per share figures)
                                   (Unaudited)

1.       Interim Financial Data

         The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries, (the "Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2000, and December 31, 1999, the results of operations for the three months and six months ended June 30, 2000 and 1999, stockholders' equity for the six months ended June 30, 2000, and cash flows for the six months ended June 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform with 2000 classifications. These financial statements and notes are to be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-K (File No. 0-25837) for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 24, 2000.

         The consolidated financial statements of the Company for periods prior to September 30, 1999, have been restated to give retroactive effect to the merger with Sullivan & Company ("Sullivan") on September 1, 1999, which has been accounted for using the pooling of interests method and, as a result, the financial position, results of operations, stockholders' equity and cash flows are presented as if the combining companies had been consolidated for all periods presented and, as if the additional common stock issued in connection with the merger had been issued for all periods presented.


2.       Business Combinations

Acquisitions Accounted for Using Purchase Method

         On February 26, 1999, Heidrick & Struggles, Inc. ("H&S") merged (the "Merger") with and into Heidrick & Struggles International, Inc. (prior to the Merger, "HSI"). The Merger combined the operations of H&S, which operated in all regions of the world except Europe, with HSI, a Europe-based company.

         The Company completed three acquisitions of executive search firms during the six months ended June 30, 2000. The total purchase price for these acquisitions was approximately $19.9 million, which was paid in cash and shares of the Company's common stock. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.


Acquisition Accounted for Using Pooling of Interests Method

         On September 1, 1999, the Company completed its merger with Sullivan, which provided for the exchange of all the outstanding stock of Sullivan for 964,000 shares of the Company's common stock. The transaction was accounted for using the pooling of interests method of accounting.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Revenue, net income (loss), and basic and diluted income (loss) per common share of the combining companies are as follows:

                                                     Three Months Ended   Six Months Ended
                                                           June 30,            June 30,
                                                            1999                1999
                                                          ---------          ---------
Revenue
The Company, as previously reported on Form 10-Q          $ 108,612          $ 180,331
Sullivan                                                      4,434              7,316
                                                          ---------          ---------
The Company, as restated                                  $ 113,046          $ 187,647
                                                          =========          =========

Net income (loss)
The Company, as previously reported on Form 10-Q          $   4,613          $  (5,499)
Sullivan                                                        236                200
                                                          ---------          ---------
The Company, as restated                                  $   4,849          $  (5,299)
                                                          =========          =========

Income (loss) per common share
The Company, as previously reported on Form 10-Q
      Basic                                               $    0.33          $   (0.55)
                                                          =========          =========
      Diluted                                             $    0.33          $   (0.55)
                                                          =========          =========

The Company, as restated
      Basic                                               $    0.33          $   (0.50)
                                                          =========          =========
      Diluted                                             $    0.33          $   (0.50)
                                                          =========          =========

3.     Nonrecurring Charge

       During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $0.3 million of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that the remaining cash (plus interest) was paid within 90 days of the completion of the Merger and 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of HSI, at $5.2 million) were issued to such Mulder partners immediately after the Merger. During the six months ended June 30, 1999, the Company paid the remaining $4.3 million of cash due, issued 428,452 shares of the Company's common stock and wrote off $2.9 million of deferred compensation assets resulting in a total compensation charge of $12.4 million.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

4.     Basic and Diluted Earnings Per Share

       Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted.

       The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share ("EPS"):

                                                  Three Months Ended    Six Months Ended
                                                        June 30,            June 30,
                                                 -------------------   -------------------
                                                   2000       1999       2000       1999
                                                 --------   --------   --------   --------
Basic EPS
Income (loss) available to common stockholders   $  9,998   $  4,849   $ 13,513   $ (5,299)
Weighted average common shares outstanding         19,211     14,884     18,643     10,636
                                                 --------   --------   --------   --------
Basic EPS                                        $   0.52   $   0.33   $   0.72   $  (0.50)
                                                 --------   --------   --------   --------

Diluted EPS
Income (loss) available to common stockholders   $  9,998   $  4,849   $ 13,513   $ (5,299)
                                                 --------   --------   --------   --------
Weighted average common shares outstanding         19,211     14,884     18,643     10,636
Dilutive common shares                              1,286         29      1,263       --
                                                 --------   --------   --------   --------
Weighted average diluted common shares
       outstanding                                 20,497     14,913     19,906     10,636
                                                 --------   --------   --------   --------
Diluted EPS                                      $   0.49   $   0.33   $   0.68   $  (0.50)
                                                 ========   ========   ========   ========

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

5.     Segment Information

       Management views the operations of the Company through two lines of business: Executive Search and LeadersOnline. The Company breaks out revenue and operating income in its Executive Search business into two broad geographic segments: Americas and International. The Americas segment comprises the United States and Other (Canada and Latin America). The International segment comprises Europe (which includes Africa and the Middle East) and Asia Pacific.

                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                           ----------------------    ----------------------
                              2000         1999         2000         1999
                           ---------    ---------    ---------    ---------
Revenue:
Americas
      United States        $  98,112    $  69,363    $ 172,438    $ 124,955
      Other                    6,113        4,117       11,013        7,281
International
      Europe                  46,608       34,265       87,992       46,297
      Asia Pacific             9,476        5,151       17,598        8,964
                           ---------    ---------    ---------    ---------
Total Executive Search       160,309      112,896      289,041      187,497
LeadersOnline                  6,107          150        9,311          150
                           ---------    ---------    ---------    ---------
      Total                $ 166,416    $ 113,046    $ 298,352    $ 187,647
                           =========    =========    =========    =========

Operating income (loss):
Americas
      United States        $  17,503    $  11,441    $  28,275    $  19,214
      Other                      921          740        1,290          954
International
      Europe                   5,249        1,234        8,684       (9,574)
      Asia Pacific             1,682          905        2,991          892
                           ---------    ---------    ---------    ---------
Total Executive Search        25,355       14,320       41,240       11,486
LeadersOnline                 (4,333)      (1,384)      (8,519)      (2,639)
Corporate                     (7,802)      (4,132)     (15,775)      (7,599)
                           ---------    ---------    ---------    ---------
      Total                $  13,220    $   8,804    $  16,946    $   1,248
                           =========    =========    =========    =========

                              As of        As of
                             June 30,    December 31,
                              2000          1999
                            --------     ------------
Identifiable Assets:
Americas
      United States         $153,826      $107,698
      Other                   12,763        10,104
International
      Europe                 117,683       102,398
      Asia Pacific            19,372        11,958
                            --------      --------
Total Executive Search       303,644       232,158
LeadersOnline                  7,391         4,150
Corporate                    177,043        98,441
                            --------      --------
      Total                 $488,078      $334,749
                            ========      ========

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

6.     Public Offerings

       On April 26, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-59931) relating to the initial public offering of 4.2 million shares of the Company's common stock and on April 27, 1999, the Company's common stock began trading on the Nasdaq National Market under the symbol "HSII".

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

       On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.2 million to the Company and $31.0 million to the selling stockholders. The Company has used and will continue to use the net proceeds from this offering for general corporate purposes including the funding of further development of LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding its technology infrastructure and funding possible future acquisitions.

       On April 10, 2000, our subsidiary, LeadersOnline, Inc., filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock.

7.     Derivative Financial Instrument

       The Company receives warrants for equity in its client companies, in addition to its cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Thereafter, the securities are accounted for as available-for-sale investments. The Company has entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the securities will be sold during a certain time period. The collar has been designated and is effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar are recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar are recorded in income. Beginning in the fourth quarter of 1999, the Company has the right to put and the counterparty has the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. The unrealized pre-tax gain on these hedged shares at June 30, 2000 was $1.1 million. The Company's realized gain on these shares for the six months ended June 30, 2000 was $1.7 million.

       The Company is exposed to credit loss in the event of nonperformance by the other party. However, the Company does not anticipate nonperformance by the counterparty.

8.     Investments

       On June 29, 2000, the Company announced that it had formed a strategic alliance with Silicon Valley Internet Capital ("SVIC"), a newly formed, San Francisco-based company that will create and provide operating support for Internet infrastructure companies. The Company will be the preferred global executive search firm for SVIC's companies. The Company invested $10 million in SVIC's first round of financing during the six months ended June 30, 2000 and will account for this investment using the cost method.

9.     Compensation Charge

       During the six months ended June 30, 2000, LeadersOnline, Inc., ("Leaders") a subsidiary of the Company, issued 4.5 million stock options to certain of its employees and those of the Company at a price below the deemed fair market value, for accounting purposes, at the time of issuance. The resulting non-cash compensation charge in the amount of $16.8 million will be amortized over the vesting period of the options, which is approximately four years. The amortization expense for the six months ended June 30, 2000, is $2.0 million and is included in salaries and employee benefits on the Consolidated Statements of Income and Comprehensive Income.

10.    Sale of Subsidiary Stock

       During the three months ended June 30, 2000, Leaders sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain employees of the Company. The common stock was sold for $5 per share and resulted in net cash proceeds, after expenses, of $2.9 million to Leaders. The Company's ownership interest in Leaders was diluted from 100% to 96.4% as a result of these transactions. The resulting gain to the Company of $2.7 million has been recorded in stockholders' equity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       We are the world's largest and premier executive search firm. We provide executive search services through our global network of offices to a broad range of organizations, including Fortune 500 companies, financial institutions, major health care organizations, universities and not-for-profit organizations, leading mid-cap companies and emerging growth companies. Through our majority-owned Internet-based search subsidiary, LeadersOnline, we target the recruitment market for mid-level executives and professionals.

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

       We completed several other acquisitions and mergers in the past two years. On May 1, 2000, we acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based executive search firm that specializes in the venture capital and high tech markets. On April 1, 2000, we acquired TAO International Group, a senior level executive search firm with offices in Asia. On March 1, 2000, we acquired Argonaut Search Group, LLC, a San Francisco-based executive search firm that specializes in the real estate and financial services industries. In December 1999, we completed the acquisition of Redelinghuys & Partners, a senior level executive search firm in the Republic of South Africa. In June 1998, we acquired Fenwick Partners, Inc., a Boston-based executive search firm focused on the technology sector. These acquisitions were accounted for using the purchase method of accounting, with the results of the acquired companies included in the Consolidated Statements of Income and Comprehensive Income beginning on the date of each acquisition. In September 1999, we merged with Sullivan & Company ("Sullivan"), an executive search firm that specializes in the financial services industry. This transaction was accounted for using pooling of interests accounting, with the results of Sullivan being included in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

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


Results of Operations

       The following table summarizes the results of our operations as a percentage of revenue for the three months and six months ended June 30, 2000 and 1999:

                                                 Three Months Ended  Six Months Ended
                                                       June 30,          June 30,
                                                 ------------------  ----------------
                                                   2000     1999      2000     1999
                                                 -------   ------    ------   ------
Revenue                                            100.0 %  100.0 %   100.0 %  100.0 %
Operating expenses:
      Salaries and employee benefits                65.1     67.6      67.3     66.9
      General and administrative expenses           27.0     24.6      27.1     25.8
      Nonrecurring charge                            --       --        --       6.6
                                                 -------   ------    ------   ------
           Total operating expenses                 92.1     92.2      94.4     99.3
                                                 -------   ------    ------   ------
           Operating income                          7.9      7.8       5.6      0.7
                                                 -------   ------    ------   ------
Non-operating income (expense):
      Interest income                                1.1      0.4       1.1      0.3
      Interest expense                               --      (0.4)      --      (0.5)
      Minority interest                              0.1      --        0.1      --
      Other, net                                     1.8      0.1       1.6      --
                                                 -------   ------    ------   ------
           Net non-operating income (expense)        3.0      0.1       2.8     (0.2)
                                                 -------   ------    ------   ------
Equity in net loss of affiliate                      --       --        --      (0.3)
                                                 -------   ------    ------   ------
      Income before income taxes                    10.9      7.9       8.4      0.2
Provision for income taxes                           4.9      3.5       3.9      3.0
                                                 -------   ------    ------   ------
      Net income (loss)                              6.0 %    4.4 %     4.5 %   (2.8)%
                                                 =======   ======    ======   ======

         The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. Management views our operations through two lines of business: Executive Search and LeadersOnline. We break out revenue and operating income in our core Executive Search business into two broad geographic segments: Americas and International. The Americas segment comprises the United States and Other (Canada and Latin America). The International segment comprises Europe (which includes Africa and the Middle East) and Asia Pacific.

                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                           ----------------------    ----------------------
                               2000        1999         2000         1999
                           ---------    ---------    ---------    ---------
Revenue:
Americas
      United States        $  98,112    $  69,363    $ 172,438    $ 124,955
      Other                    6,113        4,117       11,013        7,281
International
      Europe                  46,608       34,265       87,992       46,297
      Asia Pacific             9,476        5,151       17,598        8,964
                           ---------    ---------    ---------    ---------
Total Executive Search       160,309      112,896      289,041      187,497
LeadersOnline                  6,107          150        9,311          150
                           ---------    ---------    ---------    ---------
      Total                $ 166,416    $ 113,046    $ 298,352    $ 187,647
                           =========    =========    =========    =========

Operating income (loss):
Americas
      United States        $  17,503    $  11,441    $  28,275    $  19,214
      Other                      921          740        1,290          954
International
      Europe                   5,249        1,234        8,684       (9,574)
      Asia Pacific             1,682          905        2,991          892
                           ---------    ---------    ---------    ---------
Total Executive Search        25,355       14,320       41,240       11,486
LeadersOnline                 (4,333)      (1,384)      (8,519)      (2,639)
Corporate                     (7,802)      (4,132)     (15,775)      (7,599)
                           ---------    ---------    ---------    ---------
      Total                $  13,220    $   8,804    $  16,946    $   1,248
                           =========    =========    =========    =========




Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

       Revenue. Our revenue increased $53.4 million, or 47.2%, to $166.4 million for the three months ended June 30, 2000 from $113.0 million for the second quarter 1999. This increase was due to continued strong demand for our executive search services across a number of industries and disciplines, especially financial services, technology and health care, and an increase in the number of consultants, as the number of confirmed searches increased 23%. In addition, fees per search were higher as our strategic focus on working at the top level of executive search continued to drive performance.

         We experienced significant revenue growth in all of our geographic segments during the 2000 second quarter. In the United States, our revenue increased $28.7 million, or 41.4%, to $98.1 million in the second quarter 2000 from $69.4 million in the second quarter 1999, with particular strength in the financial services and technology practice groups. In the Americas-Other segment, revenue rose 48.5% to $6.1 million in the second quarter 2000 from $4.1 million in the 1999 comparable period primarily due to the growth of our technology practice in Latin America. In Europe, our revenue increased $12.3 million, or 36.0%, to $46.6 million from $34.3 million in last year's second quarter, due to strength in the financial services, consumer and health care practice groups. Excluding the negative effect of foreign currency translations into U.S. dollars, revenue grew 51% in Europe. In Asia Pacific, revenue increased 84.0% to $9.5 million from $5.2 million in the second quarter 1999. The financial services and technology practice groups drove the growth in Asia Pacific. LeadersOnline generated $6.1 million of revenue in the second quarter of 2000 compared to $150,000 of revenue in the second quarter 1999 when the newly launched subsidiary generated revenue for the first time.

         Salaries and employee benefits. Our salaries and employee benefits increased $31.9 million, or 41.7%, to $108.3 million for the second quarter 2000 from $76.4 million in the second quarter 1999. As a percentage of revenue, salaries and employee benefits decreased to 65.1% in the second quarter 2000 from 67.6% in the second quarter 1999, as higher revenue enabled us to leverage the fixed cost portion of our workforce.

         General and administrative expenses. Our general and administrative expenses increased $17.1 million, or 61.4%, to $44.9 million for the second quarter 2000 from $27.8 million in the second quarter 1999. As a percentage of revenue, general and administrative expenses increased to 27.0% in the second quarter 2000 from 24.6% in the second quarter 1999. This percentage increase was primarily due to investment spending for LeadersOnline and for other complementary growth initiatives. In addition, industry practice development costs and depreciation expense were higher as we continued to invest in the growth of our company.

       Net non-operating income (expense). Our net non-operating income increased $5.0 million to $5.0 million for the second quarter 2000 from a net non-operating income of $29,000 in the second quarter 1999. This increase was primarily due to a $3.1 million gain (net of consultants' bonuses and administrative costs) from the sale of equity obtained as part of our warrant program, under which we receive warrants for equity in certain client companies in addition to our normal cash fee when executing searches for such clients. Other items which increased net non-operating income included higher interest income arising from the investment of the net proceeds received from our initial public offering in April 1999 and our follow-on public offering in February 2000 (See Note 6 in the Notes to Consolidated Financial Statements above), and a decrease in interest expense due to a lower debt balance.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

       Revenue. Our revenue increased $110.8 million, or 59.0%, to $298.4 million for the six months ended June 30, 2000 from $187.6 million in 1999. The increase was due to several factors. Continued strong demand for our services across a number of industries and disciplines, especially financial services, technology and health care, and an increase in the number of consultants, contributed to the revenue growth as the number of confirmed searches increased. Fees per search were higher as our strategic focus on working at the top level of executive search continued to drive performance. In addition, the increase in revenue was partially due to the result of the Merger that occurred on February 26, 1999. As a result of the Merger, the full six months of HSI revenue is included in the six months ended June 30, 2000, whereas only approximately four months of HSI revenue is included in the six months ended June 30, 1999. Excluding HSI from both periods, revenue increased 48.8%.

         We experienced significant revenue growth in all of our geographic segments during the six months ended June 30, 2000. In the United States, our revenue increased $47.4 million, or 38.0%, to $172.4 million for the six months ended June 30, 2000 from $125.0 million in 1999, with particular strength in the financial services, technology and health care practice groups. In the Americas-Other segment, revenue rose 51.3% to $11.0 million for the six months ended June 30, 2000 from $7.3 million in the 1999 comparable period, primarily due to the growth of our technology practice in Latin America. In Europe, our revenue for the six months ended June 30, 2000 increased $41.7 million, or 90.1%, to $88.0 million from $46.3 million in last year's comparable period, due primarily to the Merger, and an increased number of searches on a comparable basis, with particular strength in the financial services practice group. In Asia Pacific, revenue for the six months ended June 30, 2000 increased 96.3% to $17.6 million from $9.0 million in the comparable period of 1999, primarily due to strong performance in the financial services and technology practice groups. LeadersOnline generated $9.3 million of revenue in the six months ended June 30, 2000 compared to $150,000 of revenue in the six months ended June 30, 1999 when the newly launched subsidiary generated revenue for the first time.

       Salaries and employee benefits. Our salaries and employee benefits increased $75.2 million, or 59.8%, to $200.7 million for the six months ended June 30, 2000 from $125.5 million for the comparable period of 1999. As a percentage of revenue, salaries and employee benefits increased to 67.3% in the six months ended June 30, 2000 from 66.9% in the six months ended June 30, 1999, due primarily to LeadersOnline, which includes a recurring non-cash compensation charge arising from the issuance of stock options at a price below their deemed fair market value for accounting purposes. See Note 9 in the Notes to Consolidated Financial Statements above for further details.

         General and administrative expenses. Our general and administrative expenses increased $32.3 million, or 66.7%, to $80.7 million for the six months ended June 30, 2000 from $48.4 million for the six months ended June 30, 1999. As a percentage of revenue, general and administrative expenses increased to 27.1% in the first six months of 2000 from 25.8% in the six months of 1999. This percentage increase was primarily due to investment spending for LeadersOnline and for other complementary growth initiatives. In addition, industry practice development costs and depreciation expense were higher as we continued to invest in the growth of our company.

       Nonrecurring charge. During the first quarter of 1999, we incurred a nonrecurring charge of $12.4 million. See Note 3 in the Notes to Consolidated Financial Statements above for further details.

       Net non-operating income (expense). Our net non-operating income increased $8.4 million to $8.1 million for the six months ended June 30, 2000 from a net non-operating expense of $265,000 for the six months ended June 30, 1999. This increase was primarily due to a $4.6 million gain (net of consultants' bonuses and administrative costs) from the sale of equity obtained as part of our warrant program, under which we receive warrants for equity in certain client companies in addition to our normal cash fee when executing searches for such clients. Other items which increased net non-operating income included higher interest income arising from the investment of the net proceeds received from our initial public offering in April 1999 and our follow-on public offering in February 2000 (See Note 6 in the Notes to Consolidated Financial Statements above), and a decrease in interest expense due to a lower debt balance.


Pro Forma Combined Results of Operations

       The following table provides pro forma combined results of operations as well as the corresponding percentage of our revenue for the six months ended June 30, 2000 and 1999. The data gives affect to the Merger and the modification of the Mulder acquisition agreement, both of which affect year-to-date amounts only, as if the transactions had occurred on January 1, 1999.

                                                      Six Months Ended June 30,
                                                ------------------------------------
                                                       2000            1999 (1)(2)
                                                ----------------    ----------------
Revenue                                         $298,352   100.0%   $207,632   100.0%
                                                --------   -----    --------   -----
Operating expenses:
      Salaries and employee benefits             200,663    67.3     140,460    67.6
      General and administrative expenses (3)     80,743    27.1      54,876    26.4
                                                --------   -----    --------   -----
         Total operating expenses                281,406    94.4     195,336    94.0
                                                --------   -----    --------   -----
         Operating income                       $ 16,946     5.6%   $ 12,296     6.0%
                                                ========   =====    ========   =====


(1) The June 30, 1999 consolidated statements of income have been adjusted by the following amounts to reflect the historical operations of HSI:

                                         Six Months Ended
                                           June 30, 1999
                                         ----------------

Revenue                                       $19,985
Salaries and employee benefits                 15,836
General and administrative expenses             6,209

(2) Excludes the $12.4 million nonrecurring Mulder charge for the six months ended June 30, 1999. See further discussion in Note 3 in the Notes to Consolidated Financial Statements above. In addition, $0.9 million of deferred compensation expense relating to the acquisition has been excluded for the six months ended June 30, 1999.

(3) Includes additional amortization related to acquired intangibles and goodwill arising from the Merger of $0.2 million for the six months ended June 30, 1999.


     The following table sets forth, for the six months ended June 30, 2000 and 1999, our proforma revenue and operating income (loss) by segment. Management views our operations through two lines of business: Executive Search and LeadersOnline. We break out revenue and operating income in our core Executive Search business into two broad geographic segments: Americas and International. The Americas segment comprises the United States and Other (Canada and Latin America). The International segment comprises Europe (which includes Africa and the Middle East) and Asia Pacific.


                               Six Months Ended
                                   June 30,
                           ----------------------
                              2000         1999
                           ---------    ---------
Revenue:
Americas
      United States        $ 172,438    $ 124,955
      Other                   11,013        7,281
International
      Europe                  87,992       66,282
      Asia Pacific            17,598        8,964
                           ---------    ---------
Total Executive Search       289,041      207,482
LeadersOnline                  9,311          150
                           ---------    ---------
      Total                $ 298,352    $ 207,632
                           =========    =========

Operating income (loss):
Americas
      United States        $  28,275    $  19,214
      Other                    1,290          954
International
      Europe                   8,684        1,706
      Asia Pacific             2,991          892
                           ---------    ---------
Total Executive Search        41,240       22,766
LeadersOnline                 (8,519)      (2,639)
Corporate                    (15,775)      (7,831)
                           ---------    ---------
      Total                $  16,946    $  12,296
                           =========    =========


Pro Forma Combined Results of Operations for the Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

       Revenue. Our revenue increased $90.8 million, or 43.7%, to $298.4 million for the six months ended June 30, 2000 from $207.6 million for the six months ended June 30, 1999. Excluding the negative effect of foreign currency translations into the U.S. dollar, revenue grew 48.0%. This increase was due to continued strong demand for our executive search services across a number of industries and disciplines, especially financial services, technology and health care, and an increase in the number of consultants, as the number of confirmed searches increased. In addition, fees per search were higher as our strategic focus on working at the top level of executive search continued to drive performance.

         Salaries and employee benefits. Our salaries and employee benefits increased $60.2 million, or 42.9%, to $200.7 million for the six months ended June 30, 2000 from $140.5 million for the six months ended June 30, 1999. As a percentage of revenue, salaries and employee benefits decreased from 67.6% to 67.3%, as higher revenue enabled us to leverage the fixed cost portion of our workforce.

         General and administrative expenses. Our general and administrative expenses increased $25.8 million, or 47.1%, to $80.7 million for the six months ended June 30, 2000 from $54.9 million for the comparable period of 1999. As a percentage of revenue, general and administrative expenses increased from 26.4% to 27.1%. This percentage increase was primarily due to investment spending for LeadersOnline and for other complementary growth initiatives. In addition, industry practice development costs and depreciation expense were higher as we continued to invest in the growth of the company.


Liquidity and Capital Resources

       We periodically evaluate our liquidity requirements, capital needs and availability of capital resources based on our plans for expansion and other operating needs. We finance our operations through internally generated funds and the availability of borrowings under our credit facilities. In addition, we received $51.8 million from our initial public offering in April 1999 and $76.2 million from our follow-on public offering in February 2000. We pay a portion of our bonuses in December and the remainder is paid in March. Employee bonuses are accrued when earned and are based on our performance and the performance of the respective employee.

           We believe that the net proceeds from our common stock offerings, together with funds expected to be generated from operations and our lines of credit, will be sufficient to finance our operations for the foreseeable future. However, if we undertake significant acquisitions or other investment activities, we may need access to additional sources of debt or equity financing.

       On April 10, 2000, our subsidiary, LeadersOnline, filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock. In April 2000, LeadersOnline sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain of our employees for $5 per share. The net cash proceeds, after expenses, were $2.9 million and we recorded a gain in stockholders' equity of $2.7 million as a result of this transaction. We may investigate additional capital raising methods to further the development of LeadersOnline including investments by third parties.

       We maintained cash and cash equivalents at June 30, 2000 and 1999 of $144.2 million and $66.6 million, respectively. For the six months ended June 30, 2000, cash flows from operating activities contributed $24.9 million, reflecting net income and non-cash expenses for compensation, depreciation and amortization, as well as a decrease in working capital. For the six months ended June 30, 1999, cash flows from operating activities contributed $28.5 million, as the net loss was offset by non-cash items such as depreciation and amortization, the $12.4 million nonrecurring charge, as well as a decrease in working capital.

       During the six months ended June 30, 2000 we acquired three executive search firms for $15.8 million in cash and an additional $4.1 million in shares of our common stock. On February 26, 1999, H&S merged with and into HSI resulting in $8.2 million of cash being acquired.

       During 1999, we began selling equity securities obtained as part of our warrant program. The amount of cash received during the six months ended June 30, 2000, as a result of the sale of these securities was $4.6 million, net of consultants' bonuses and administrative costs of the program. Since the second half of 1999, we have been selling equity securities obtained as part of our warrant program.

       Capital expenditures were $10.7 million and $12.3 million for the six months ended June 30, 2000 and 1999, respectively. These expenditures were primarily for technology development costs, office furniture and fixtures, leasehold improvements, and computer equipment and software.

       On June 29, 2000, we announced that we formed a strategic alliance with Silicon Valley Internet Capital ("SVIC"), a newly formed, San Francisco-based company that will create and provide operating support for Internet infrastructure companies. We will be the preferred global executive search firm for SVIC's companies. We invested $10 million in SVIC's first round of financing during the three months ended June 30, 2000.

       Cash flows provided by financing activities were $77.6 million for the six months ended June 30, 2000, resulting from the net proceeds raised in the follow-on public offering, exercise of stock options and the sale of LeadersOnline stock, partially offset by payment on debt related to the Fenwick acquisition. See Note 6 in our Notes to Consolidated Financial Statements included in this document. Cash flows provided by financing activities were $31.8 million for the six months ended June 30, 1999, resulting from the net proceeds raised from our initial public offering partially offset by our net repayments under our lines of credit.

       We have a $50.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001. The line of credit will reduce by $10.0 million on December 31, 2000. There were no borrowings outstanding under this line of credit at June 30, 2000 and 1999. At our discretion, we may borrow either U.S. dollars on deposit in the United States or U.S. dollars or foreign currencies on deposit outside the United States. Non-U.S. borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of our financial condition. U.S. borrowings bear interest at the then-existing prime rate.

       The current line of credit has certain financial covenants we must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. At June 30, 2000, we are in compliance with these financial covenants.

       On December 16, 1999, we announced that our board of directors approved the formation of H&S Capital, a separate entity that will raise capital to establish venture funds that invest in early stage companies, primarily in the technology sector. We expect to invest up to $25 million of cash in H&S Capital, the timing of which has yet to be determined.

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

Recently Issued Accounting Standards

       During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting information about derivatives and hedging. The FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133," in 1999, which deferred the effective date of SFAS No. 133 for one year. The standard is effective for annual periods beginning after June 15, 2000 and will be adopted by us as of January 1, 2001. We expect that adoption of this Standard will have no material effect on our consolidated financial position or results of operations.

       During 2000, the FASB issued FASB Interpretation No. 44 (FIN) "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." It clarifies a number of issues concerning stock compensation accounting. The standard is effective for periods beginning after July 1, 2000 and will be adopted by us as of that date. Adoption of FIN 44 will result in a change from fixed to variable accounting for stock options issued to individuals now considered to be non-employees. Beginning on July 1, 2000, the company will record compensation expense based on the change in the fair value of the related options.

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

       Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, maintenance of professional reputation and brand name, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of our acquisition strategy, reliance on information management systems and the impact of Year 2000 issues, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect our financial results are described in our recent filings, which are on record with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       From time to time we have been involved in litigation incidental to our business. We currently are not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

       Pursuant to the terms and conditions of the Fenwick Partners, Inc. acquisition, we issued 23,436 shares of our common stock on June 26, 2000 in addition to cash, to settle the deferred consideration under the purchase agreement. Pursuant to such acquisition, we received no proceeds from the issuance of stock to the Fenwick stockholders for which exemption from registration is claimed under Section 4(2) of the Securities Act of 1933.

       Pursuant to the terms and conditions of the Lynch Miller Moore O'Hara, Inc. acquisition, on May 1, 2000, we issued 87,883 shares of our common stock in addition to cash, to purchase all of the oustanding common stock of the acquired company. Pursuant to such acquisition, we received no proceeds from the issuance of stock to the Lynch Miller Moore O'Hara stockholders for which exemption from registration is claimed under Section 4(2) of the Securities Act of 1933.


Item 4.  Submission of Matters to a Vote of Security Holders

       At our Annual Meeting of Stockholders held on June 2, 2000 in New York, New York, our stockholders voted on the following matters:

1. The election of four directors, Messrs. David B. Kixmiller, Bengt Lejsved and Robert W. Shaw, and Ms. Carlene M. Ziegler, to serve for a term of three years or until their successors have been elected and qualified. The nominees to the Board of Directors were elected.

                          Number of          Number of
Name of Nominee           Votes For          Votes Withheld
---------------           ---------          --------------

David B. Kixmiller        13,110,824         726,122

Bengt Lejsved             13,161,123         655,823

Robert W. Shaw            13,569,601         247,345

Carlene M. Ziegler        13,591,274         225,672

2. Adoption of a proposal to amend the 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II. The amendment was approved.

                   Number of Votes For................  9,712,148

                   Number of Votes Against...........   3,902,570

                   Number of Withheld................   0

                   Number of Broker Non-Votes........   0

                   Number of Abstentions.............   202,228

3. Adoption of a proposal to approve the material terms of a CEO performance-based incentive compensation plan. The proposal was approved.

                   Number of Votes For................  12,725,619

                   Number of Votes Against...........   779,763

                   Number of Withheld................   0

                   Number of Broker Non-Votes........   0

                   Number of Abstentions.............   311,564


4. Ratification of the appointment of Arthur Andersen LLP as our independent public accountant for the year 2000. The appointment was ratified.

                   Number of Votes For................  13,675,028

                   Number of Votes Against...........   810

                   Number of Withheld................   0

                   Number of Broker Non-Votes........   0

                   Number of Abstentions.............   141,108



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         No.       Description
         3.01      Form of Amended and Restated Certificate of Incorporation of
                   the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's Registration Statement on Form S-4 (File
                   No.
                   333-61023))

         3.03 Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

         10.09     Amended and Restated Employment Agreement of Patrick S.
                   Pittard

         99.03 Amendments 1 through 4 to the 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II

         27         Financial Data Schedule

(b)      Reports on Form 8-K

We filed a report under Item 5 of Form 8-K on June 30, 2000 related to our $10 million investment in SVIC.

SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000.

                           Heidrick & Struggles International, Inc.
                               (Registrant)

                           By:/s/ Donald M. Kilinski
                           ---------------------------------
                              Donald M. Kilinski
                              Chief Financial Officer