Form 10-Q
period 2000-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2000-11-14
CIK 1066605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                        Commission File Number 0-25837


                   HEIDRICK & STRUGGLES INTERNATIONAL, INC.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



           Delaware                                             36-2681268
-------------------------------                           ----------------------
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

                                 (312) 496-1200
                              -------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Company's common stock as of November 3, 2000 was 19,348,008 (excluding 439,990 of restricted stock units).

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 2000
           (Unaudited) and December 31, 1999                                 3

          Unaudited Consolidated Statements of Income and
           Comprehensive Income for the three months and nine
           months ended September 30, 2000 and 1999                          5

          Unaudited Consolidated Statement of Stockholders'
           Equity for the nine months ended September 30, 2000               6

          Unaudited Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2000 and 1999             7

          Unaudited Notes to Consolidated Financial Statements               8

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              13


PART II.  OTHER INFORMATION                                                 23

SIGNATURE                                                                   23

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                     September 30,     December 31,
                                                                         2000              1999
                                                                     -------------     ------------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                           $ 200,016        $  76,848
  Accounts receivable, net of allowance for doubtful accounts           126,801           83,162
  Other receivables                                                       7,837            4,241
  Prepaid expenses                                                        9,534            7,583
  Deferred income taxes                                                  22,771           19,881
                                                                      ---------        ---------
    Total current assets                                                366,959          191,715
                                                                      ---------        ---------
Property and equipment, net                                              52,605           52,352
                                                                      ---------        ---------

Other assets:
  Cash and investments designated for nonqualified retirement plans      15,129           32,702
  Investments and other assets                                           21,658           11,772
  Deferred income taxes                                                   2,057              376
  Goodwill and other intangibles, net                                    63,536           45,832
                                                                      ---------        ---------
    Total other assets                                                  102,380           90,682
                                                                      ---------        ---------
    Total assets                                                      $ 521,944        $ 334,749
                                                                      =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                September 30,         December 31,
                                                                                     2000                1999
                                                                                -------------         ------------
                                                                                 (unaudited)
Current liabilities:
 Current maturities of long-term debt                                             $      -             $   3,039
 Accounts payable                                                                     9,091                8,052
 Accrued expenses-
  Salaries and employee benefits                                                    190,967              100,762
  Other                                                                              26,186               14,964
 Income taxes payable                                                                 9,337               10,891
                                                                                  ---------            ---------
  Total current liabilities                                                         235,581              137,708
                                                                                  ---------            ---------

Liability for nonqualified retirement plans                                          17,456               29,161
                                                                                  ---------            ---------
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized,
  no shares issued at September 30, 2000 and December 31, 1999                           -                    -
 Common stock, $.01 par value, 100,000,000 shares authorized, of which
  19,723,641 and 16,663,151 shares were issued and outstanding at
  September 30, 2000 and December 31, 1999, respectively                                197                  167
 Treasury stock at cost, 9,243 shares at September 30, 2000                            (376)                  -
 Additional paid-in capital                                                         230,270              124,363
 Retained earnings                                                                   48,530               37,445
 Cumulative foreign currency translation adjustment                                  (4,749)                (591)
 Unrealized gain on available-for-sale investments (net of tax)                         748                6,496
 Deferred compensation                                                               (5,713)                  -
                                                                                  ---------            ---------
  Total stockholders' equity                                                        268,907              167,880
                                                                                  ---------            ---------
  Total liabilities and stockholders' equity                                      $ 521,944            $ 334,749
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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                         ----------------------         ----------------------
                                                                           2000          1999             2000          1999
                                                                         --------      --------         --------      --------

Revenue                                                                  $148,081      $114,936         $446,433      $302,583
                                                                         --------      --------         --------      --------
Operating expenses:
Salaries and employee benefits:
   Salaries and employee benefits                                          98,471        76,303          299,134       201,847
   Nonrecurring compensation charges                                       12,222         2,028           12,222        14,448
General and administrative expenses:
   General and administrative expenses                                     34,983        26,686          115,726        75,121
   Nonrecurring general and administrative charges                          1,753           772            1,753           772
                                                                         --------      --------         --------      --------
     Total operating expenses                                             147,429       105,789          428,835       292,188
                                                                         --------      --------         --------      --------
     Operating income                                                         652         9,147           17,598        10,395
                                                                         --------      --------         --------      --------

Non-operating income (expense):
   Interest income                                                          2,372         1,343            5,722         1,939
   Interest expense                                                           (40)         (361)            (167)       (1,298)
   Minority interest                                                           51            -               208            -
   Other, net                                                               2,467           281            7,186           357
                                                                         --------      --------         --------      --------
     Net non-operating income                                               4,850         1,263           12,949           998
                                                                         --------      --------         --------      --------
Equity in net loss of affiliate                                                -             -                -           (630)
                                                                         --------      --------         --------      --------
     Income before income taxes                                             5,502        10,410           30,547        10,763
Provision for income taxes                                                  7,930         4,983           19,462        10,635
                                                                         --------      --------         --------      --------
     Net income (loss)                                                   $ (2,428)     $  5,427         $ 11,085      $    128
                                                                         ========      ========         ========      ========

Basic earnings (loss) per common share                                   $  (0.13)     $   0.33         $   0.59      $   0.01
                                                                         ========      ========         ========      ========
Basic weighted average common shares outstanding                           19,277        16,533           18,856        12,624
                                                                         ========      ========         ========      ========
Diluted earnings (loss) per common share                                 $  (0.13)     $   0.32         $   0.55      $   0.01
                                                                         ========      ========         ========      ========
Diluted weighted average common shares outstanding                         19,277        16,782           20,267        12,717
                                                                         ========      ========         ========      ========

Net income (loss)                                                        $ (2,428)     $  5,427         $ 11,085      $    128
                                                                         --------      --------         --------      --------
Other comprehensive income, before tax:
   Foreign currency translation adjustment                                 (4,512)         (914)          (7,295)       (1,455)
   Unrealized gain (loss) on available-for-sale investments                (8,443)       (1,468)          (9,950)        4,892
                                                                         --------      --------         --------      --------
     Total other comprehensive income, before tax                         (12,955)       (2,382)         (17,245)        3,437
Income tax expense (benefit) related to items of other
 comprehensive income                                                      (5,474)       (1,027)          (7,339)        1,451
                                                                         --------      --------         --------      --------
     Other comprehensive income (loss), net of tax                         (7,481)       (1,355)          (9,906)        1,986
                                                                         --------      --------         --------      --------
     Comprehensive income (loss)                                         $ (9,909)     $  4,072         $  1,179      $  2,114
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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                                                                                  Accumulated
                                                                                                     Other
                                                                                                    Compre-
                                                                          Additional                hensive     Deferred
                                                     Common   Treasury     Paid-in     Retained     Income      Compen-
                                                     Stock     Stock       Capital     Earnings     (Loss)      sation       Total
                                                     ------   --------    ----------   --------   -----------   --------   --------
Balance as of December 31, 1999                       $167     $    -     $124,363      $37,445     $5,905      $    -     $167,880
Treasury and common stock transactions:
  Stock issued for acquisitions                          1          -        5,216            -          -           -        5,217
  Stock issued in follow-on public offering             25          -       76,160            -          -           -       76,185
  Issuances of restricted stock                          4          -       19,389            -          -      (6,285)      13,108
  Amortization of deferred compensation                  -          -            -            -          -         539          539
  Forfeitures of restricted stock                        -       (376)           -            -          -          33         (343)
  Exercise of options                                    -          -          528            -          -           -          528
Gain on sale of subsidiary stock                         -          -        2,711            -          -           -        2,711
Subsidiary stock repurchase and cancellation of options  -          -        1,903            -          -           -        1,903
Net income                                               -          -            -       11,085          -           -       11,085
Unrealized loss on available-for-sale investments        -          -            -            -     (5,748)          -       (5,748)
Foreign currency translation adjustment                  -          -            -            -     (4,158)          -       (4,158)
                                                      ----      ------    --------      -------    -------     -------     --------
Balance as of September 30, 2000                      $197      $(376)    $230,270      $48,530    $(4,001)    $(5,713)    $268,907
                                                      ====      ======    ========      =======    =======     =======     ========


  The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                    2000         1999
                                                                  --------     --------
Cash flows from operating activities:
   Net income                                                     $ 11,085     $    128
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                              14,032        7,353
         Gain on sale of securities                                 (7,313)        (417)
         Deferred income taxes                                      (1,597)         (22)
         Equity in net loss of affiliate                                -           630
         Minority interest in loss of consolidated subsidiary         (208)          -
         Non-cash stock-based compensation                           3,237          252
         Nonrecurring charges                                       13,975       15,220
         Changes in assets and liabilities:
              Trade and other receivables                          (49,845)     (23,523)
              Accounts payable                                        (594)       1,353
              Accrued expenses                                     100,170       66,548
              Income taxes payable                                  (1,368)       2,006
              Other, net                                            (1,102)       3,408
                                                                  --------     --------
                     Net cash provided by operating activities      80,472       72,936
                                                                  --------     --------

Cash flows from investing activities:
   Acquisitions                                                    (15,757)          -
   Purchases of property and equipment                             (13,817)     (16,622)
   Purchases of long-term investments                              (10,893)          -
   Proceeds from sale of securities, net                             7,313        7,232
   Cash acquired in merger transaction with HSI                         -         8,166
   Other, net                                                        2,028         (500)
                                                                  --------     --------
                     Net cash used in investing activities         (31,126)      (1,724)
                                                                  --------     --------

Cash flows from financing activities:
   Proceeds from sale of common stock                               76,185       61,334
   Proceeds from sale of subsidiary stock                            2,919           -
   Proceeds from stock options exercised                               528           -
   Proceeds from debt                                                   -        17,700
   Payments on debt                                                 (1,822)     (51,067)
                                                                  --------     --------
                     Net cash provided by financing activities      77,810       27,967
                                                                  --------     --------

Effect of foreign currency exchange rates on cash
   and cash equivalents                                             (3,988)      (1,171)
                                                                  --------     --------

Net increase in cash and cash equivalents                          123,168       98,008

Cash and cash equivalents:
   Beginning of period                                              76,848       11,521
                                                                  --------     --------
   End of period                                                  $200,016     $109,529
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

1.   Interim Financial Data

     The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries, (the "Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2000, and December 31, 1999, the results of operations for the three months and nine months ended September 30, 2000 and 1999, stockholders' equity for the nine months ended September 30, 2000, and cash flows for the nine months ended September 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform with 2000 classifications. These financial statements and notes are to be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-K (File No. 0-25837) for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 24, 2000.

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

     The Company completed three acquisitions of executive search firms during the nine months ended September 30, 2000. The total purchase price for these acquisitions was approximately $19.9 million, which was paid in cash and shares of the Company's common stock. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.


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

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

3.   Nonrecurring Charge and Merger Costs

     During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $0.3 million of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that the remaining cash (plus interest) was paid within 90 days of the completion of the Merger and 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of HSI, at $5.2 million) were issued to such Mulder partners immediately after the Merger. During the nine months ended September 30, 1999, the Company paid the remaining $4.3 million of cash due, issued 428,452 shares of the Company's common stock and wrote off $2.9 million of deferred compensation assets resulting in a total compensation charge of $12.4 million.

     In connection with the acquisition of Sullivan, the Company incurred merger related costs of $2.8 million during the three months ended September 30, 1999. The merger costs consist of a $2.0 million non-cash compensation charge for accelerated vesting of an employee equity ownership program in place at Sullivan and $0.8 million of general and administrative transaction related costs, including legal, accounting and advisory fees.

     In the third quarter of 2000, the Company decided to retain proprietary control of LeadersOnline, Inc., ("LeadersOnline"), and its innovations in online recruiting. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of Class A common stock. In connection with the IPO withdrawal, the Company recorded nonrecurring charges in the third quarter. These included a non-cash compensation charge of $12.2 million, which represents the remainder of a $14.9 million non-cash compensation charge related to the issuance of options by LeadersOnline at a price below the deemed fair market value for accounting purposes at the time of issuance (see Note 9). The difference of $2.7 million was recorded as a recurring charge over the first three quarters of 2000. The resulting amount of $14.9 million was recorded to additional paid in capital. Also, a $1.8 million charge was recorded for the write-off of expenses related to planning the initial public offering.

     In addition, there were two types of payments that were charged to additional paid in capital. These included $10.0 million to compensate management and employees for the value of their LeadersOnline options and $3.1 million to repurchase LeadersOnline stock from Company employees and VerticalNet, Inc. (see Note 10).

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

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share ("EPS"):


                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                 ------------------   -----------------
                                                  2000       1999      2000      1999
                                                 -------    -------   -------   -------
Basic EPS
Income (loss) available to common stockholders   $(2,428)   $ 5,427   $11,085   $   128
Weighted average common shares outstanding        19,277     16,533    18,856    12,624
                                                 -------    -------   -------   -------
Basic EPS                                        $ (0.13)   $  0.33   $  0.59   $  0.01
                                                 =======    =======   =======   =======

Diluted EPS
Income (loss) available to common stockholders   $(2,428)   $ 5,427   $11,085   $   128
                                                 -------    -------   -------   -------
Weighted average common shares outstanding        19,277     16,533    18,856    12,624
Dilutive common shares                               -          249     1,411        93
                                                 -------    -------   -------   -------
Weighted average diluted common shares
  outstanding                                     19,277     16,782    20,267    12,717
                                                 -------    -------   -------   -------
Diluted EPS                                      $ (0.13)   $  0.32   $  0.55   $  0.01
                                                 =======    =======   =======   =======

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

5.   Segment Information

     Management views the operations of the Company through two lines of business: Executive Search and LeadersOnline. The Company breaks out revenue and operating income in its Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of the United States and Other (Canada and Latin America). The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.


                             Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                             ------------------          ------------------
                               2000      1999              2000      1999
                             --------  --------          --------  --------
Revenue:
Americas
  United States              $ 87,514  $ 68,500          $259,952  $193,455
  Other                         5,221     4,928            16,234    12,209
International
  Europe                       41,068    35,113           129,060    81,410
  Asia Pacific                  8,536     5,782            26,134    14,746
                             --------  --------          --------  --------
Total Executive Search        142,339   114,323           431,380   301,820
LeadersOnline                   5,742       613            15,053       763
                             --------  --------          --------  --------
  Total                      $148,081  $114,936          $446,433  $302,583
                             ========  ========          ========  ========

Operating income (loss):
Americas
  United States               $17,909  $ 12,104          $ 46,184  $ 31,318
  Other                           784       745             2,074     1,699
International
  Europe                        4,123     3,402            12,807    (6,172)
  Asia Pacific                  1,313     1,144             4,304     2,036
                             --------  --------          --------  --------
Total Executive Search         24,129    17,395            65,369    28,881
LeadersOnline                 (16,786)   (1,242)          (25,305)   (3,881)
Corporate                      (6,691)   (7,006)          (22,466)  (14,605)
                             --------  --------          --------  --------
  Total                      $    652  $  9,147          $ 17,598  $ 10,395
                             ========  ========          ========  ========


                                 As of           As of
                             September 30,    December 31,
                                  2000            1999
                             -------------    ------------
Identifiable Assets:
Americas
  United States                 $143,562        $107,698
  Other                           13,883          10,104
International
  Europe                         128,160         102,398
  Asia Pacific                    22,598          11,958
                                --------        --------
Total Executive Search           308,203         232,158
LeadersOnline                      7,990           4,150
Corporate                        205,751          98,441
                                --------        --------
  Total                         $521,944        $334,749
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

     On April 10, 2000, LeadersOnline filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock. On September 21, 2000, the Company decided to retain proprietary control of LeadersOnline and its innovations in online recruiting and therefore withdrew its proposed initial public offering.

7.   Derivative Financial Instrument

     The Company receives warrants for equity in its client companies, in addition to its cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Thereafter, the securities are accounted for as available-for-sale investments. The Company entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the securities will be sold during a certain time period. The collar has been designated and is effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar are recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar are recorded in income. Beginning in the fourth quarter of 1999, the Company has the right to put and the counterparty has the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. During the third quarter of 2000, the Company terminated the options and sold the underlying security. The Company's realized gain on these shares for the nine months ended September 30, 2000 was $2.8 million.

8.   Investments

     On June 29, 2000, the Company announced that it had formed a strategic alliance with Silicon Valley Internet Capital ("SVIC"), a newly formed, San Francisco-based company that will create and provide operating support for Internet infrastructure companies. The Company will be the preferred global executive search firm for SVIC's companies. The Company invested $10.0 million in SVIC's first round of financing and will account for this investment using the cost method.

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)

9.   Compensation Charge

     During the nine months ended September 30, 2000, LeadersOnline issued 4.5 million stock options to certain of its employees and those of the Company at a price below the deemed fair market value, for accounting purposes, at the time of issuance. The resulting non-cash compensation charge in the amount of $14.9 million was to be amortized over the vesting period of the options, which was approximately four years. The amortization expense for the nine months ended September 30, 2000, is $2.7 million and is included in salaries and employee benefits on the Consolidated Statements of Income and Comprehensive Income. As a result of the decision to retain proprietary control of LeadersOnline, these options were canceled and the Company decided to compensate option holders for the cancellation of these options (see Note 3).

10.  Sale of Subsidiary Stock

     During the second quarter of 2000, LeadersOnline sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain employees of the Company. The common stock was sold for $5 per share and resulted in net cash proceeds, after expenses, of $2.9 million to LeadersOnline. The Company's ownership interest in LeadersOnline was diluted from 100% to 96.4% as a result of these transactions. The resulting gain to the Company of $2.7 million has been recorded in stockholders' equity. As a result of the decision to retain proprietary control of LeadersOnline, the Company decided to repurchase these shares (see Note 3).

11.  Subsequent Event

     On October 26, 2000, the Company announced that it entered into an alliance with, and invested $10.0 million in ETF Group, a global venture capital firm that helps emerging companies expand into international markets. As part of the agreement, the Company will be the preferred global recruiter of senior-level executives for ETF Group's portfolio companies.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     We are the world's largest and premier executive search firm. We provide executive level search and consulting services through our global network of offices to a broad range of organizations, including Fortune 500 companies, financial institutions, major health care organizations, universities and not-for-profit organizations, leading mid-cap companies and emerging growth companies. Through our wholly owned Internet-based search subsidiary, LeadersOnline, Inc., ("LeadersOnline"), we target the recruitment market for mid-level executives and professionals. We also provide complimentary human capital management services, including management evaluation and interim management.

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

     We completed several other acquisitions and mergers in the past two years. On May 1, 2000, we acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based executive search firm that specializes in the venture capital and high tech markets. On April 1, 2000, we acquired TAO International Group, a senior level executive search firm with offices in Asia. On March 1, 2000, we acquired Argonaut Search Group, LLC, a San Francisco-based executive search firm that specializes in the real estate and financial services industries. In December 1999, we completed the acquisition of Redelinghuys & Partners, a senior level executive search firm in the Republic of South Africa. In June 1998, we acquired Fenwick Partners, Inc., a Boston-based executive search firm. These acquisitions were accounted for using the purchase method of accounting, with the results of the acquired companies included in the Consolidated Statements of Income and Comprehensive Income beginning on the date of each acquisition. In September 1999, we merged with Sullivan & Company ("Sullivan"), an executive search firm that specializes in the financial services industry. This transaction was accounted for using pooling of interests accounting, with the results of Sullivan being included in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

     With offices in more than 75 locations in 33 countries throughout North and South America, Europe, the Middle East, Africa and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets or liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations in the valuation of such assets or liabilities.


Results of Operations

     The following table summarizes the results of our operations as a percentage of revenue for the three months and nine months ended September 30, 2000 and 1999:

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                   ------------------------        --------------------
                                                                     2000            1999           2000         1999
                                                                   -------          -------        -------      -------
Revenue                                                             100.0%           100.0%         100.0%       100.0%
Operating expenses:
Salaries and employee benefits:
        Salaries and employee benefits                               66.5             66.4           67.0         66.7
        Nonrecurring compensation charges                             8.3              1.8            2.7          4.8
General and administrative expenses:
        General and administrative expenses                          23.6             23.2           25.9         24.8
        Nonrecurring general and administrative expenses              1.2              0.7            0.4          0.3
                                                                    -----            -----          -----        -----
                Total operating expenses                             99.6             92.1           96.0         96.6
                                                                    -----            -----          -----        -----
                Operating income                                      0.4              7.9            4.0          3.4
                                                                    -----            -----          -----        -----
Non-operating income (expense):
        Interest income                                               1.6              1.2            1.3          0.6
        Interest expense                                               -              (0.3)            -          (0.4)
        Minority interest                                              -                -              -            -
        Other, net                                                    1.7              0.2            1.6          0.1
                                                                    -----            -----          -----        -----
                Net non-operating income                              3.3              1.1            2.9          0.3
                                                                    -----            -----          -----        -----
Equity in net loss of affiliate                                        -                -              -          (0.2)
                                                                    -----            -----          -----        -----
        Income before income taxes                                    3.7              9.0            6.9          3.5
Provision for income taxes                                            5.4              4.3            4.4          3.5
                                                                     -----           -----          -----        -----
        Net income (loss)                                            (1.7)%            4.7%           2.5%         0.0%
                                                                    =====            =====          =====        =====

     The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. Management views our operations through two lines of business: Executive Search and LeadersOnline. We break out revenue and operating income in our core Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of the United States and Other (Canada and Latin America). The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ------------------    -----------------
                                          2000      1999       2000       1999
                                          ----      ----       ----       ----
Revenue:
Americas
  United States                         $87,514    $68,500   $259,952   $193,455
  Other                                   5,221      4,928     16,234     12,209
International
  Europe                                 41,068     35,113    129,060     81,410
  Asia Pacific                            8,536      5,782     26,134     14,746
                                       --------   --------   --------   --------
Total Executive Search                  142,339    114,323    431,380    301,820
LeadersOnline                             5,742        613     15,053        763
                                       --------   --------   --------   --------
  Total                                $148,081   $114,936   $446,433   $302,583
                                       ========   ========   ========   ========

Operating income (loss):
Americas
  United States                        $ 17,909   $ 12,104   $ 46,184   $ 31,318
  Other                                     784        745      2,074      1,699
International
  Europe                                  4,123      3,402     12,807     (6,172)
  Asia Pacific                            1,313      1,144      4,304      2,036
                                       --------   --------   --------   --------
Total Executive Search                   24,129     17,395     65,369     28,881
LeadersOnline                           (16,786)    (1,242)   (25,305)    (3,881)
Corporate                                (6,691)    (7,006)   (22,466)   (14,605)
                                       --------   --------   --------   --------
  Total                                $    652   $  9,147   $ 17,598   $ 10,395
                                       ========   ========   ========   ========

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Revenue. Our revenue increased $33.2 million, or 28.8%, to $148.1 million for the three months ended September 30, 2000 from $114.9 million for the third quarter 1999. This increase was due to continued strong demand for our executive search services across a number of industries and disciplines, especially the financial services, professional services and consumer practice groups, and an increase in the number of consultants, as the number of confirmed searches increased. In addition, fees per search were higher as our strategic focus on working at the top level of executive search continued to drive performance.

     We experienced revenue growth in all of our geographic segments during the 2000 third quarter. In the United States, our revenue increased $19.0 million, or 27.8%, to $87.5 million in the third quarter 2000 from $68.5 million in the third quarter 1999, with particular strength in the financial services, consumer and professional services practice groups. In the Americas-Other segment, revenue rose 5.9% to $5.2 million in the third quarter 2000 from $4.9 million in the 1999 comparable period primarily due to the growth of our technology practice in Latin America. In Europe, our revenue increased $6.0 million, or 17.0%, to $41.1 million from $35.1 million in last year's third quarter, due to strength in the financial services and professional services practice groups. Excluding the negative effect of foreign currency translations into U.S. dollars, revenue grew 34% in Europe. In Asia Pacific, revenue increased 47.6% to $8.5 million from $5.8 million in the third quarter 1999. The financial services and technology practice groups drove the growth in Asia Pacific. LeadersOnline generated $5.7 million of revenue in the third quarter of 2000 compared to $613,000 of revenue in the third quarter 1999 due to increased demand for its services.

     Salaries and employee benefits. Our salaries and employee benefits increased $22.2 million, or 29.1%, to $98.5 million for the third quarter 2000 from $76.3 million in the third quarter 1999. As a percentage of revenue, salaries and employee benefits increased slightly to 66.5% in the third quarter 2000 from 66.4% in the third quarter 1999. This increase was primarily due to a significant increase in new hires in the third quarter 2000, partially offset by an adjustment to bonuses to reflect our revenue growth rate.

     Nonrecurring compensation charges. During the third quarter of 2000, we incurred a nonrecurring compensation charge of $12.2 million as a result of the decision to retain proprietary control of LeadersOnline. This charge represented the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance. During the third quarter of 1999, we incurred compensation-related merger costs of $2.0 million arising from the merger with Sullivan, which consisted of a non-cash charge for accelerated vesting of an employee equity ownership program in place at Sullivan. See Note 3 in the Notes to Consolidated Financial Statements.

     General and administrative expenses. Our general and administrative expenses increased $8.3 million, or 31.1%, to $35.0 million for the third quarter 2000 from $26.7 million in the third quarter 1999. As a percentage of revenue, general and administrative expenses increased to 23.6% in the third quarter 2000 from 23.2% in the third quarter 1999, primarily due to investment spending at LeadersOnline and higher depreciation expense as we continued to invest in the growth of our company.

     Nonrecurring general and administrative charges. During the third quarter of 2000, we incurred a $1.8 million nonrecurring general and administrative charge due to the write-off of expenses related to the planning of LeadersOnline's initial public offering. During the third quarter of 1999, we incurred general and administrative related merger costs of $772,000 arising from the merger with Sullivan. This consisted of transaction-related costs including legal, accounting and advisory fees. See Note 3 in the Notes to Consolidated Financial Statements.

     Net non-operating income. Our net non-operating income increased $3.6 million or 284.0%, to $4.9 million for the third quarter 2000 from $1.3 million in the third quarter 1999. This increase was primarily due to a $2.7 million gain (net of consultants' bonuses and administrative costs) from the sale of equity obtained as part of our warrant program, under which we receive warrants for equity in certain client companies in addition to our normal cash fee when executing searches for such clients. Other items which increased net non-operating income included higher interest income arising from a higher cash balance due to the investment of the net proceeds received from our follow-on public offering in February 2000 (See Note 6 in the Notes to Consolidated Financial Statements), and a decrease in interest expense due to a lower debt balance.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     Revenue. Our revenue increased $143.8 million, or 47.5%, to $446.4 million for the nine months ended September 30, 2000 from $302.6 million in 1999. The increase was due to several factors. Continued strong demand for our services across a number of industries and disciplines, especially the financial services, technology and consumer practice groups, and an increase in the number of consultants, contributed to the revenue growth as the number of confirmed searches increased. Fees per search were higher as our strategic focus on working at the top level of executive search continued to drive performance. In addition, the increase in revenue was partially due to the Merger that occurred on February 26, 1999. As a result of the Merger, the full nine months of HSI revenue is included in the nine months ended September 30, 2000, whereas only approximately seven months of HSI revenue is included in the nine months ended September 30, 1999. Excluding HSI from both periods, revenue increased 43.5%.

     We experienced significant revenue growth in all of our geographic segments during the nine months ended September 30, 2000. In the United States, our revenue increased $66.5 million, or 34.4%, to $260.0 million for the nine months ended September 30, 2000 from $193.5 million in 1999, with particular strength in the financial services, technology and professional services practice groups. In the Americas-Other segment, revenue rose 33.0% to $16.2 million for the nine months ended September 30, 2000 from $12.2 million in the 1999 comparable period, primarily due to the growth of our technology practice in Latin America. In Europe, our revenue for the nine months ended September 30, 2000 increased $47.7 million, or 58.5%, to $129.1 million from $81.4 million in last year's comparable period, due primarily to an increased number of searches on a comparable basis, with particular strength in the financial services practice group, and the Merger. Excluding the negative effect of foreign currency translations into U.S. dollars, revenue grew 77.4% in Europe. In Asia Pacific, revenue for the nine months ended September 30, 2000 increased 77.2% to $26.1 million from $14.7 million in the comparable period of 1999, primarily due to strong performance in the financial services and technology practice groups. LeadersOnline generated $15.1 million of revenue in the nine months ended September 30, 2000 compared to $763,000 of revenue in the nine months ended September 30, 1999 due to increased demand for its services.

     Salaries and employee benefits. Our salaries and employee benefits increased $97.3 million, or 48.2%, to $299.1 million for the nine months ended September 30, 2000 from $201.8 million for the comparable period of 1999. As a percentage of revenue, salaries and employee benefits increased to 67.0% in the nine months ended September 30, 2000 from 66.7% in the nine months ended September 30, 1999, due primarily to LeadersOnline; its costs include a non-cash compensation charge arising from the issuance of stock options at a price below their deemed fair market value for accounting purposes. See Note 9 in the Notes to Consolidated Financial Statements.

     Nonrecurring compensation charges. During the third quarter of 2000, we incurred a nonrecurring compensation charge of $12.2 million as a result of the decision to retain proprietary control of LeadersOnline. This charge represented the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance. During the third quarter of 1999, we incurred compensation-related merger costs of $2.0 million arising from the merger with Sullivan, which consisted of a non-cash charge for accelerated vesting of an employee equity ownership program in place at Sullivan. During the first quarter of 1999, we incurred a $12.4 million nonrecurring compensation charge related to the modification of the terms of the Mulder and Partners acquisition agreement. See Note 3 in the Notes to Consolidated Financial Statements.

     General and administrative expenses. Our general and administrative expenses increased $40.6 million, or 54.1%, to $115.7 million for the nine months ended September 30, 2000 from $75.1 million for the nine months ended September 30, 1999. As a percentage of revenue, general and administrative expenses increased to 25.9% in the first nine months of 2000 from 24.8% in the first nine months of 1999. This percentage increase was primarily due to investment spending for LeadersOnline and for other complementary growth initiatives. In addition, industry practice business development costs and depreciation expense were higher as we continued to invest in the growth of our company.

     Nonrecurring general and administrative charges. During the third quarter of 2000, we incurred a $1.8 million nonrecurring general and administrative charge as a result of the write-off of expenses related to the planning of the initial public offering of LeadersOnline. During the third quarter of 1999, we incurred general and administrative related merger costs of $772,000 arising from the merger with Sullivan. This consisted of transaction-related costs including legal, accounting and advisory fees. See Note 3 in the Notes to Consolidated Financial Statements.

     Net non-operating income (expense). Our net non-operating income increased $11.9 million to $12.9 million for the nine months ended September 30, 2000 from $998,000 for the nine months ended September 30, 1999. This increase was primarily due to a $7.3 million gain (net of consultants' bonuses and administrative costs) from the sale of equity obtained as part of our warrant program, under which we receive warrants for equity in certain client companies in addition to our normal cash fee when executing searches for such clients. Other items which increased net non-operating income included higher interest income arising from the investment of the net proceeds received from our initial public offering in April 1999 and our follow-on public offering in February 2000 (See Note 6 in the Notes to Consolidated Financial Statements), and a decrease in interest expense due to a lower debt balance.

Pro Forma Combined Results of Operations

     The following table provides pro forma combined results of operations as well as the corresponding percentage of our revenue for the three months and nine months ended September 30, 2000 and 1999. The data gives effect to the Merger, the modification of the Mulder acquisition agreement, the merger with Sullivan and the decision to retain proprietary control of LeadersOnline, as if the transactions had occurred on January 1, 1999.

                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                             ------------------------------------    ------------------------------------
                                                 2000 (4)            1999 (3)            2000 (4)         1999 (1)(2)(3)
                                             ----------------    ----------------    ----------------    ----------------
Revenue                                      $148,081   100.0%   $114,936   100.0%   $446,433   100.0%   $322,568   100.0%
                                             --------   -----    --------   -----    --------   -----    --------   -----
Operating expenses:
   Salaries and employee benefits              98,471    66.5      76,303    66.4     299,134    67.0     216,763    67.2
   General and administrative expenses (5)     34,983    23.6      26,686    23.2     115,726    25.9      81,562    25.3
                                             --------   -----    --------   -----    --------   -----    --------   -----
     Total operating expenses                 133,454    90.1     102,989    89.6     414,860    92.9     298,325    92.5
                                             --------   -----    --------   -----    --------   -----    --------   -----
     Operating income                        $ 14,627     9.9%   $ 11,947    10.4%   $ 31,573     7.1%   $ 24,243     7.5%
                                             ========   =====    ========   =====    ========   =====    ========   =====

(1) The September 30, 1999 consolidated statements of income have been adjusted by the following amounts to reflect the historical operations of HSI:

                                                  Nine Months Ended
                                                  September 30, 1999
                                                  ------------------
           Revenue                                     $19,985
           Salaries and employee benefits               15,836
           General and administrative expenses           6,209

(2) Excludes the $12.4 million nonrecurring Mulder charge for the nine months ended September 30, 1999. See further discussion in Note 3 in the Notes to Consolidated Financial Statements. In addition, $0.9 million of deferred compensation expense related to the acquisition has been excluded for the nine months ended September 30, 1999.

(3) Excludes merger costs of $2.8 million for the three months and nine months ended September 30, 1999, arising from the merger of the Company and Sullivan on September 1, 1999. See Note 3 in the Notes to Consolidated Financial Statements.

(4) Excludes the $14.0 million nonrecurring charge for the three months and nine months ended September 30, 2000, as a result of the decision to retain proprietary control of LeadersOnline. See Note 3 in the Notes to Consolidated Financial Statements.

(5) Includes additional amortization related to acquired intangibles and goodwill arising from the Merger of $0.2 million for the nine months ended September 30, 1999.

     The following table sets forth, for the three months and nine months ended September 30, 2000 and 1999, our proforma revenue and operating income (loss) by segment. Management views our operations through two lines of business:
Executive Search and LeadersOnline. We break out revenue and operating income in our core Executive Search business into two broad geographic segments:
Americas and International. The Americas segment consists of the United States and Other (Canada and Latin America). The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.

                                            Three Months Ended      Nine Months Ended
                                              September 30,            September 30,
                                           --------------------    --------------------
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
Revenue:
Americas
   United States                           $ 87,514    $ 68,500    $259,952    $193,455
   Other                                      5,221       4,928      16,234      12,209
International
   Europe                                    41,068      35,113     129,060     101,395
   Asia Pacific                               8,536       5,782      26,134      14,746
                                           --------    --------    --------    --------
Total Executive Search                      142,339     114,323     431,380     321,805
LeadersOnline                                 5,742         613      15,053         763
                                           --------    --------    --------    --------
   Total                                   $148,081    $114,936    $446,433    $322,568
                                           ========    ========    ========    ========

Operating income (loss):
Americas
   United States                           $ 17,909    $ 12,104    $ 46,184    $ 31,318
   Other                                        784         745       2,074       1,699
International
   Europe                                     4,123       3,402      12,807       5,108
   Asia Pacific                               1,313       1,144       4,304       2,036
                                           --------    --------    --------    --------
Total Executive Search                       24,129      17,395      65,369      40,161
LeadersOnline                                (2,811)     (1,242)    (11,330)     (3,881)
Corporate                                    (6,691)     (4,206)    (22,466)    (12,037)
                                           --------    --------    --------    --------
   Total                                   $ 14,627    $ 11,947    $ 31,573    $ 24,243
                                           ========    ========    ========    ========

Pro Forma Combined Results of Operations for the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Revenue. Our revenue increased $33.2 million, or 28.8%, to $148.1 million for the three months ended September 30, 2000 from $114.9 million for the three months ended September 30, 1999. Excluding the negative effect of foreign currency translations into the U.S. dollar, revenue grew 34%. This increase was due to continued strong demand for our executive search services across a number of industries and disciplines, especially the financial services, professional services and consumer practice groups, and an increase in the number of consultants, as the number of confirmed searches increased. In addition, fees per search were higher as our strategic focus on working at the top level of executive search continued to drive performance.

     Salaries and employee benefits. Our salaries and employee benefits increased $22.2 million, or 29.1%, to $98.5 million for the three months ended September 30, 2000 from $76.3 million for the three months ended September 30, 1999. As a percentage of revenue, salaries and employee benefits increased slightly to 66.5% from 66.4%. This increase was primarily due to a significant increase in new hires in the third quarter 2000, partially offset by an adjustment to bonuses to reflect our revenue growth rate.

     General and administrative expenses. Our general and administrative expenses increased $8.3 million, or 31.1%, to $35.0 million for the three months ended September 30, 2000 from $26.7 million for the comparable period of 1999. As a percentage of revenue, general and administrative expenses increased to 23.6% from 23.2%, primarily due to investment spending for LeadersOnline and higher depreciation expense as we continued to invest in the growth of the company.

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

     On April 10, 2000, LeadersOnline filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock. In April 2000, LeadersOnline sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain of our employees for $5 per share. The net cash proceeds, after expenses, were $2.9 million and we recorded a gain in stockholders' equity of $2.7 million as a result of this transaction.

     In the third quarter of 2000, we made a decision to retain proprietary control of LeadersOnline and its innovations in online recruiting. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Class A common stock and will pay $3.1 million to repurchase the stock sold to VerticalNet, Inc. and to certain of our employees. In addition, we will pay $10.0 million to compensate option holders for the cancellation of their options. These payments are expected to be made in the fourth quarter of 2000. See Note 3 in the Notes to Consolidated Financial Statements.

     We maintained cash and cash equivalents at September 30, 2000 and 1999 of $200.0 million and $109.5 million, respectively. For the nine months ended September 30, 2000, cash flows from operating activities contributed $80.5 million, reflecting net income and non-cash expenses for compensation, depreciation and amortization, the $14.0 million nonrecurring charges, as well as a decrease in working capital. For the nine months ended September 30, 1999, cash flows from operating activities contributed $72.9 million, reflecting net income and non-cash items such as depreciation and amortization, the $15.2 million nonrecurring charge and merger costs, as well as a decrease in working capital.

     During the nine months ended September 30, 2000 we acquired three executive search firms for $15.8 million in cash and an additional $4.1 million in shares of our common stock. On September 1, 1999, we completed our merger with Sullivan, which provided for the exchange of all their outstanding stock for 964,000 shares of our common stock. The transaction was accounted for using the pooling of interests method of accounting. On February 26, 1999, H&S merged with and into HSI resulting in $8.2 million of cash being acquired.

     During 1999, we began selling equity securities obtained as part of our warrant program. The amount of cash received during the nine months ended September 30, 2000, as a result of the sale of these securities was $7.3 million, net of consultants' bonuses and administrative costs of the program.

     Capital expenditures were $13.8 million and $16.6 million for the nine months ended September 30, 2000 and 1999, respectively. These expenditures were primarily for office furniture and fixtures, leasehold improvements, technology development costs and computer equipment and software.

     On June 29, 2000, we announced that we formed a strategic alliance with Silicon Valley Internet Capital ("SVIC"), a newly formed, San Francisco-based company that will create and provide operating support for Internet infrastructure companies. We will be the preferred global executive search firm for SVIC's companies. We invested $10.0 million in SVIC's first round of financing during the nine months ended September 30, 2000.

     Cash flows provided by financing activities were $77.8 million for the nine months ended September 30, 2000, resulting from the net proceeds raised in the follow-on public offering, exercise of stock options and the sale of LeadersOnline stock, partially offset by payment on debt related to the Fenwick acquisition. Cash flows provided by financing activities were $28.0 million for the nine months ended September 30, 1999, resulting from the net proceeds raised from our initial public offering partially offset by our net repayments under our lines of credit.

     We have a $50.0 million reducing revolving credit facility. The line of credit will reduce by $10.0 million on December 31, 2000. This facility will terminate on December 31, 2001. There were no borrowings outstanding under this line of credit at September 30, 2000 and 1999. However, there is $549,000 of letters of credit which have been issued against the available credit in this facility. At our discretion, we may borrow either U.S. dollars on deposit in the United States or U.S. dollars or foreign currencies on deposit outside the United States. Non-U.S. borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of our financial condition. U.S. borrowings bear interest at the then-existing prime rate.

     The current line of credit has certain financial covenants we must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. At September 30, 2000, we are in compliance with these financial covenants.

     On December 16, 1999, we announced that our board of directors approved the formation of H&S Capital, a separate entity that will raise capital to establish venture funds that invest in early stage companies, primarily in the technology sector. We expect to invest up to $25 million of cash in H&S Capital, the timing of which has yet to be determined.

Derivatives

     We receive warrants for equity in our client companies, in addition to our cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Thereafter, the securities are accounted for as available-for-sale investments. We entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the securities will be sold during a certain time period. The collar has been designated and is effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar are recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar are recorded in income. We have the right to put and the counterparty has the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. During the third quarter of 2000, we terminated the options and sold the underlying security. Our realized gain on these shares for the nine months ended September 30, 2000 was $2.8 million.

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

Recently Issued Accounting Standards

     During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting information about derivatives and hedging. The FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," in 1999, which deferred the effective date of SFAS No. 133 for one year. The standard is effective for annual periods beginning after June 15, 2000 and will be adopted by us as of January 1, 2001. We expect that adoption of this Standard will have no material effect on our consolidated financial position or results of operations.

     During 2000, the FASB issued FASB Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." It clarifies a number of issues concerning stock compensation accounting. The standard is effective for periods beginning after July 1, 2000 and was adopted by us as of that date. Adoption of FIN 44 resulted in a change from fixed to variable accounting for stock options issued to individuals now considered to be non-employees under the Standard's definitions.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. We do not believe that the adoption of SAB 101 will have a material impact on our financial condition or results of operations.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, maintenance of professional reputation and brand name, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of our acquisition strategy, reliance on information management systems and other technology, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect our financial results are described in our recent filings, which are on record with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time we have been involved in litigation incidental to our business. We currently are not a party to any litigation the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

     During the month of October 2000, we issued 63,403 shares of our common stock, in addition to cash, to certain of our employees and employees of LeadersOnline in exchange for LeadersOnline's options for performance related to LeadersOnline. We received no proceeds for such issuance of stock for which exemption from registration is provided by Rule 506 of Regulation D and Regulation S of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     No.   Description
     ---   -----------
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


(b)  Reports on Form 8-K

We did not file any reports under Item 5 of Form 8-K during the three months ended September 30, 2000.



SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000.

               Heidrick & Struggles International, Inc.
                 (Registrant)

               By:/s/ Donald M. Kilinski
               ---------------------------------
                 Donald M. Kilinski
                 Chief Financial Officer