Form 10-K
period 2000-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2001-03-29
CIK 1066605

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

                  For the fiscal year ended December 31, 2000

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

                                ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The number of shares outstanding of the Company's Common Stock as of March 1, 2001 was 19,374,986 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 1, 2001 (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) was approximately $623,711,940 based upon the closing market price of $35.31 on that date of a share of Common Stock as reported on the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders scheduled to be held on June 5, 2001, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    14
 Item 3.  Legal Proceedings..............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders............    14

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder      15
           Matters.......................................................
 Item 6.  Selected Financial Data........................................    16
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    18
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk.....    32
 Item 8.  Financial Statements and Supplementary Data....................    32
 Item 9.  Changes in and Disagreements with Accountants on Accounting and    32
           Financial Disclosure..........................................

                                    PART III

 Item 10. Our Directors and Executive Officers...........................    33
 Item 11. Executive Compensation.........................................    33
 Item 12. Voting Securities of Certain Beneficial Owners and Management..    33
 Item 13. Certain Relationships and Related Transactions.................    33

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K.    33
 Signatures..............................................................    35

 Financial Statements and Financial Statement Schedules..................    37

                                     PART I

ITEM 1. BUSINESS

General

  Heidrick & Struggles International, Inc. ("HSI Group") is the world's premier provider of executive-level search and leadership consulting services. We partner with our clients with the objective to build the best leadership teams in the world by helping them hire, develop and retain the most effective leaders in their industries. We operate principally through two lines of business: Executive Search and LeadersOnline. Heidrick & Struggles Executive Search, specializing in chief executive, board member and senior-level management assignments, has been fulfilling the leadership needs of the world's largest and most complex organizations for more than 47 years. Through LeadersOnline, Inc., ("LeadersOnline") our Internet-enhanced search business, we target the recruitment market for mid-level executives and professionals. We provide executive search and leadership consulting services in every major business center in the world and mid-level management search primarily in the U.S. and Europe. We focus on identifying, evaluating and recommending qualified candidates for senior-level executive and mid-level management positions. Through our worldwide network of 1,178 professionals in 78 locations throughout North and South America, Europe, the Middle East, Africa and Asia Pacific, we provide our services to a broad range of clients. Our clients include the following:

  .Fortune 500 companies

  .major non-U.S. companies

  .middle market and emerging growth companies

  .governmental and not-for-profit organizations

  .other leading private and public entities

The Merger

  Prior to 1984, we operated under a single ownership structure. In 1984, Heidrick & Struggles, Inc. ("H&S") spun off Heidrick & Struggles International, Inc. ("HSI") to its European partners while retaining a significant equity interest in it. Between 1984 and the effective date of the merger, HSI conducted primarily Europe-based operations, while H&S conducted operations in all other geographic regions. On February 26, 1999, H&S merged with HSI (the "Merger") to reunite the two companies in a single corporate structure, HSI Group.

Industry Overview

  We operate in a rapidly changing and robust market of human capital management solutions including traditional executive-level search, Internet-enhanced recruiting and leadership consulting. The executive search industry is highly fragmented, consisting of more than 5,000 executive search firms worldwide. Executive search firms are generally separated into two broad categories: retained search firms and contingency search firms. Retained search firms fulfill their clients' senior leadership needs by identifying, evaluating, assessing and recommending qualified candidates for senior-level positions, typically with annual cash compensation of $150,000 and above. Retained search firms generally are compensated for their services whether or not they are successful in placing a candidate, and are generally retained on an exclusive basis. On the other hand, contingency search firms typically focus primarily on positions with annual cash compensation of less than $150,000. Contingency search firms are generally not retained on an exclusive basis and are compensated only upon successfully placing a recommended candidate. Both types of firms normally charge a fee for their services equal to approximately one-third of the first year's total cash compensation for the position being filled.

  We believe that the following favorable trends are contributing to the growth of the executive search industry:

  An Increase in Competition for Executive Talent. Historically, it was typical for executives to spend an entire career with one or two organizations. However, in today's rapidly changing business environment, companies aggressively seek outside talent and, as a result, successful executives are often recruited by a number of different organizations in various geographic locations over the course of their careers. There is a shortage of qualified executive-level candidates, which has made the recruitment of senior-level executives more difficult. This increase in competition for management talent and the resulting executive turnover forces many companies to seek assistance in recruiting executives more frequently. Increased competition has also caused compensation levels for executives to increase considerably over the past decade. Because fees for most executive search firms are based on cash compensation, higher cash compensation levels have translated into higher executive search fees.

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

  An Increasing Globalization of Business Driving the Demand for Executive Talent by Multinationals. The increasing globalization of business creates demand, particularly from multinational enterprises, for executives in parts of the world where such enterprises do not have significant prior operating experience. Because the process of identifying and evaluating candidates across national borders can be difficult, these enterprises turn to executive search firms with a worldwide presence for assistance.

  A Greater Need for Executives with Diverse Leadership Skills. In response to a rapidly changing business environment, companies are setting more stringent hiring standards for senior executives. The process of identifying and evaluating such executives is therefore becoming more difficult. As a result, companies increasingly rely on executive search firms to help them meet their leadership needs.

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

Key Competitive Strengths

  We possess several key competitive strengths that position us to capitalize on the growing demand for our services. Our strengths include the following:

  Emphasis on Senior-Level Executive Search. We are an industry leader in placing senior-level executives within the world's largest and most complex organizations. More than two-thirds of our executive search revenue in 2000 was for chief executive officers, presidents, chief financial officers, chief operating officers, chief administrative officers, chief information officers, members of boards of directors and other senior management positions, such as division and department heads. Senior-level executive searches generally provide a higher level of revenue per search and greater visibility within the executive search industry. We believe that performing senior-level, high profile executive search assignments benefits us by:

  . strengthening our brand name recognition and contacts with leading decision makers, referral sources and highly talented candidates

  .enhancing our ability to secure other senior-level executive searches

  .enabling us to attract and retain highly qualified consultants

  Experienced Team of Executive Search Consultants. As of December 31, 2000, we employed 510 executive search consultants. We estimate that our consultants, on average, have approximately 20 years of experience in executive search and/or other industries. We believe that this depth of experience is necessary to effectively perform senior-level executive searches. We attribute our success in attracting and retaining our high quality consultants to our premier reputation, unique team-oriented culture and performance-based compensation system. Our low turnover rate among our consultants reflects our attractiveness as an employer. In 2000, an annual average of approximately 4% of our consultants left to work somewhere else in the executive search industry. Under our compensation system, a portion of the credit for a particular assignment goes to the consultants who originate the executive search assignment, and a portion goes to the consultants who perform the executive search assignment. In addition, a portion of each consultant's annual compensation is based on management's assessment of that consultant's teamwork. This compensation component encourages our consultants to work as a team. A significant number of our executive searches are shared by two or more consultants. The incentive to utilize the differing talents of our consultants means that those who originate an assignment outside of their area of expertise often bring that assignment to those with a specific industry or functional skill to execute the search.

  Expanding our Services Beyond Executive Search. Executive search has traditionally been our only area of focus. We have begun recently to expand our services beyond executive search by leveraging our access and influence with the world's business leaders. Our strategy is to offer our clients a suite of services that provides a natural complement to our best of class executive search services.

  In 2000, we extended our management assessment service, Heidrick & Struggles Strategic Leadership Review, to a global platform. This service provides senior-level executives with objective assessments of the individuals and teams reporting to them. We believe management assessment will, over time, create an additional revenue stream to complement our core Executive Search business. In addition to management assessment, we are expanding our offering of interim executive management placement due to increasing demand from our clients.

  Complementary Internet-Enhanced Recruiting Business. LeadersOnline, which was launched in March 1999 after approximately two years of development, utilizes the Internet and our proprietary candidate matching and tracking technology to recruit and place prescreened mid-level executives and professionals with annual compensation in the $75,000 to $150,000 range.

  Global Presence. We have offices in 78 locations in major business centers in 37 countries around the world. With our global presence we can serve the needs of multinational companies and local businesses worldwide. Our global presence also provides us with access to an international network of candidates and referral sources. Our locations in North America, Europe, Asia Pacific and Latin America employed 281, 170, 39, and 20 executive search consultants, respectively, as of December 31, 2000. LeadersOnline employed 34 eConsultants in North America and 7 eConsultants in Europe as of December 31, 2000. Our global reach allows us to benefit from the increasing globalization of business and the demand, particularly from multinational enterprises, for assistance in identifying and evaluating candidates for executive and mid-level management positions across national borders.

  Industry Practice Groups and Functional Specialties. We have seven core industry practice groups: technology, financial services, industrial, consumer products, health care, professional services, and higher education/not-for-profit. Many of our executive search consultants also specialize in searches for functional positions such as members of boards of directors, chief executive officers, chief financial officers, chief information officers and e-commerce business leaders. Our structure enables us to better understand our clients' cultures, operations, business strategies and industries.

  Global Support Platform. Our executive search consultants work with a team of 607 associates, and our 41 eConsultants at LeadersOnline work with a team of 20 eSearchers, all of whom have access to a sophisticated global technology infrastructure. This technology infrastructure includes internally developed proprietary global databases containing over 1 million candidate profiles and approximately 37,000 client records. This global platform also offers a broad range of on-line services and industry reference sources, and advanced Internet-enhanced technology to support the research needs of our professionals.

Our Growth Strategy

  Our goal is to expand our leadership position as the global provider of choice for executive search and other leadership consulting services that complement our executive search business, while achieving sustainable revenue and earnings growth. We pursue a focused growth strategy with the following key elements:

  Expand and Develop Client Relationships. We continually seek to expand relationships with existing clients and to develop new client relationships by:

  .aggressively pursuing the highest level executive search assignments

  .expanding the breadth and depth of our industry practice groups and functional specialties

  .offering services across a broad range of geographic locations

  .actively recruiting executive search consultants who demonstrate the ability to expand our client base

  Pursue New, Complementary Lines of Business. We intend to continue to expand the range of services we offer senior management teams in helping them to address their human capital resource needs. These services include LeadersOnline, our Internet-enhanced recruiting business; Heidrick & Struggles Strategic Leadership Review, our management assessment business; and Protem, our interim management placement service.

  Enhance Professional Productivity. We believe that our consultants generate one of the highest levels of average revenue per consultant in the industry. Our executive search consultants generated an average revenue per consultant of $1.3 million in 2000 compared to $1.2 million in 1999. We also believe that our infrastructure can be further leveraged to increase our consultants' productivity over time. We view LeadersOnline as our incubator of change, trying new concepts and innovative e-search capabilities as well as new delivery processes, using technology and the Internet. Our goal is to apply those innovative search capabilities and processes to our traditional executive search model. Specifically, we expect that our technology initiatives over time will enable our professionals to access a greater amount of information more quickly. They will be able to perform more sophisticated searches to identify candidates more efficiently and effectively.

  Pursue Strategic Acquisitions and Alliances. We maintain an acquisition and alliance strategy designed to expand our leadership position in executive search as well as in other areas that complement executive search. This strategy allows us to increase our penetration in existing and new geographic markets and expand the depth and breadth of our industry practice groups and functional specialties.

Services

  Executive Search. We provide executive search services primarily on a retained basis for a broad range of clients. Our executive search process typically consists of the following steps:

  . analyze the client's needs in order to determine the required set of skills for the position, understand its organizational structure, relationships and culture, define the required experience, and identify the other characteristics necessary for the successful candidate

  . interview and evaluate candidates on the basis of experience and potential cultural fit with the client organization

  .present confidential written reports on the candidates who most closely fit the position specification

  .schedule a mutually convenient meeting between the client and each candidate

  .collect references on the final candidate

  . assist in structuring of the compensation package and supporting the successful candidate's integration into the client team

  Heidrick & Struggles Strategic Leadership Review. Through our management assessment service, we provide senior-level executives with objective assessments of the individuals and teams reporting to them. Management assessment provides a natural complement to our Executive Search business, leveraging our access and influence to the senior executives we place. This service is particularly critical for senior executives who want to establish a framework for managing human capital during times of change, such as during mergers, acquisitions or divestitures; when a new CEO joins an organization; or when a company shifts its strategic direction or revises its succession plan.

  Protem. As the demand for interim professionals in pro-active roles has evolved, we have developed the capability to serve the strategic management needs of our clients, as well as filling temporary gaps in Board level talent. Through Protem, we offer placement of interim executive management in response to increasing demand from our clients.

  LeadersOnline. We launched our LeadersOnline business in March 1999 to solve clients' recruitment needs for mid-level executives and professionals. Based on specific client requirements, LeadersOnline's eConsultants plan, develop and tailor the particular position specifications and the eConsulting search strategy. The eConsultants then coordinate the design of the Opportunity Page to be posted on the LeadersOnline web site. The Opportunity Page is a description of the available position with information including salary, location, promotion potential, and other facts about the opportunity. Only members who have been matched by LeadersOnline as appropriate candidates will be given access to view the Opportunity Page. LeadersOnline's eConsultants, supported by their team of eSearch associates, identify the job candidates that match the parameters of the position specifications. The Opportunity Page allows prospective job candidates to review the position description and to decide whether they are interested in proceeding with the hiring process.

  Candidates register with LeadersOnline by completing a simple on-line profile that takes approximately eight to ten minutes. Candidates obtain confirmation of receipt within 24 hours of submitting their profile and are notified periodically as matching positions become available. Candidates are proactively identified through targeted advertising and referral of potential candidates that do not currently meet our clients' senior-level needs. We present a customized list of qualified and interested candidates according to the client's skill requirements and specifications.

  Our LeadersOnline business provides the following consulting and other services in connection with our mid-management recruiting process. A typical contract could contain one or more of these services:

  . assess the client's human capital needs; evaluate and recommend necessary position skills and qualifications

  . develop content for the LeadersOnline web site which includes a client company's business overview and Opportunity Pages describing job specifications and requirements

  . match position specifications against the proprietary database and produce a customized list of candidates

  . notify matched candidates by e-mail to inform them about the position

  . conduct profile verification

  . forward a verified candidate list to the client, with the consent of the candidates

  . generate recruiting progress management reports throughout the process to track the progress of multiple searches and provide candidate feedback

  The entire system is designed to ensure confidentiality to both clients and candidates.

Our Organization

  We operate principally through two lines of business: Executive Search and LeadersOnline. Our operational structure is designed to provide high quality executive search and leadership consulting services to our clients worldwide. We organize our executive search consultants as follows:

  . geography, through our network of offices

  . industry practice groups

  . functional specialties

  On a given search assignment, we will generally utilize the expertise of executive search consultants in more than one of our offices, industry practice groups and functional specialties. For example, an executive search for a CFO of a technology company located in Hong Kong may involve an executive search consultant in Hong Kong with an existing relationship with the client, another executive search consultant in Los Angeles with expertise in the technology practice group and a third executive search consultant in Singapore with expertise in CFO recruiting. By utilizing executive search consultants with varying geographic, industry and functional expertise, we believe that we can best ensure the successful completion of executive search assignments for our clients.

  Industry Practice Groups. Our Executive Search business is organized around seven core industry practice groups, each focused on a specific industry. These core industry practice groups and their relative sizes, as measured by revenue for 2000, are as follows:

                                                                      Percentage
      Industry Practice Group                                         of Revenue
      -----------------------                                         ----------
      Financial Services.............................................     29%
      Technology.....................................................     29
      Industrial.....................................................     14
      Consumer Products..............................................     14
      Health Care....................................................      6
      Professional Services..........................................      5
      Higher Education/Not-for-Profit................................      2
      Other..........................................................      1
                                                                         ---
                                                                         100%
                                                                         ===

  Executive search consultants from each of these industry practice groups may reside in any one of our locations. Certain markets have a significant concentration of companies within particular industry sectors, and we have staffed our locations accordingly. For example, our financial services practice group has our largest concentration of consultants in New York and London, the two largest financial centers in the world. Each industry practice group is coordinated by a Practice Managing Partner who establishes marketing and search strategies, identifies focused accounts and target clients, and facilitates and assists the marketing activities of the consultants in the group. We believe that this operational structure provides our clients with superior services by enabling our consultants to build relationships with candidates and referral sources within particular industries and to understand our clients' operations, business strategies, industry dynamics and culture. We believe that these factors are critical to the successful placement of a candidate.

  Functional Specialties. We recognize that searching for candidates for certain executive positions often requires specialized skills in much the same way as a search for an executive in a particular industry. As a result, many of our executive search consultants specialize in searches for particular positions such as a board of directors member, CEO, CFO, CIO or e-commerce business leader. Typically, a consultant in a particular industry practice group who receives an assignment for a given functional position will consult with one or more colleagues with the appropriate functional expertise throughout the search assignment. This coordination benefits our clients because the best candidate for certain functional positions often will come from a different industry. For example, a client in the industrial sector seeking a new CIO may benefit from exposure to a candidate whose background is in the health care sector, even though that candidate may be less well known by the members of our industrial practice group. Because our functional specialists tend to have experience with appropriate candidates from many different industries, they can bring the necessary experience from a range of industry practice groups to the assignment.

  Global Network. We are a major executive search presence through our global network of offices in 78 locations in 37 countries, and provide executive-level search and leadership consulting in nearly every major business center in the world. Each office is managed by an Office Managing Partner and staffed with consultants, associates, administrative assistants and other support staff. While certain administrative functions are centralized, each region has its own regional management as well as research and support functions. In addition, eConsultants from LeadersOnline are located in many of our large executive search offices in order for us to provide our global, regional and local clients with a broader range of services.

  Listed below are the countries and locations in which we operate as of December 31, 2000. The segment designations follow the way we report our Executive Search business. LeadersOnline shares offices with Executive Search in many of our major locations.

   Segment        Country        Location
-------------  ------------- -----------------
Americas
United States  United States Atlanta, GA
                             Austin, TX
                             Boston, MA
                             Charlotte, NC
                             Chicago, IL
                             Cleveland, OH
                             Dallas, TX
                             Denver, CO
                             Emeryville, CA
                             Foster City, CA
                             Greenwich, CT
                             Houston, TX
                             Irvine, CA
                             Jacksonville, FL
                             Los Angeles, CA
                             (2 offices)
                             Menlo Park, CA
                             Miami, FL
                             New York, NY
                             (2 offices)
                             Philadelphia, PA
                             San Diego, CA
                             San Francisco, CA
                             Seattle, WA
                             Tysons Corner, VA
                             Washington, D.C.
                             Wellesley, MA

Other          Canada        Montreal
                             Toronto
               Argentina     Buenos Aires
               Brazil        Sao Paulo
               Chile         Santiago
               Colombia      Bogota
               Mexico        Mexico City
               Peru          Lima
               Venezuela     Caracas

   Segment         Country          Location
-------------  --------------- ------------------
International
Europe         Austria         Vienna
               Belgium         Brussels
               Czech Republic  Prague
               Denmark         Copenhagen
               Estonia         Tallin
               Finland         Helsinki
               France          Paris
               Germany         Berlin
                               Dresden
                               Dusseldorf
                               Frankfurt
                               Hamburg
                               Munich (3 offices)
               Italy           Milan
                               Rome
               Latvia          Riga
               The Netherlands Amsterdam
               Norway          Oslo
               Poland          Warsaw
               Portugal        Lisbon
               Russia          Moscow
               Spain           Barcelona
                               Madrid
               Sweden          Stockholm
               Switzerland     Geneva
                               Zurich
               United Kingdom  London
                               Manchester
               Israel          Tel Aviv
               South Africa    Capetown
                               Johannesburg
Asia Pacific   Australia       Melbourne
                               Sydney
               China           Hong Kong
                               Shanghai
               India           New Delhi
               Japan           Tokyo
               Korea           Seoul
               Singapore       Singapore
               Taiwan          Taipei


Executive Search

 Americas--United States

  We have 27 locations in the United States. At December 31, 2000, we employed a total of 273 executive search consultants in this segment. Approximately 57% of our worldwide revenue in 2000 was generated in the United States. The largest offices in the United States in terms of revenue are New York, Chicago and Silicon Valley.

 Americas--Other

  We have 9 locations in the Americas--Other segment which includes Canada and Latin America. At December 31, 2000, we employed 28 executive search consultants. Approximately 4% of our worldwide revenue in 2000 was generated in this segment.

 International--Europe

  We have 30 locations in 19 European countries, one location in the Middle East and two locations in South Africa. At December 31, 2000, we employed 170 executive search consultants in this segment. Approximately 30% of our worldwide revenue in 2000 was generated by this segment. Our locations in Germany, the United Kingdom and France generate the highest revenue in this segment.

 International--Asia Pacific

  We have 9 locations in Asia Pacific. At December 31, 2000, we employed 39 executive search consultants and approximately 6% of our worldwide revenue in 2000 was generated in the Asia Pacific segment.

LeadersOnline

  LeadersOnline, headquartered in Aliso Viejo, California, as of January 26, 2001, had 84 full-time employees as of December 31, 2000, including 41 eConsultants, 20 eSearchers, and 23 administrative and corporate management staff. Of these employees, 71 were located in North America and 13 were located outside North America. Approximately 3% of our worldwide revenue in 2000 was generated by LeadersOnline.

  For financial information relating to each segment, see Note 17 of our Consolidated Financial Statements.

Clients and Marketing

  We have a diverse group of clients in a variety of industries throughout the world. Our clients include Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations, and other leading private and public entities. No single client accounted for over 3% of our revenue in 2000. Historically, we have been successful both in adding to our client base and in generating repeat business from existing clients.

  Our consultants market the firm's Executive Search and LeadersOnline services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are assisted by our databases which provide all our consultants with up to date information as to contacts made by their colleagues with particular referral sources, candidates and clients.

  In addition to our active marketing, we benefit from a significant number of referrals generated by our reputation for successfully completed assignments. To build on this advantage, we seek to develop an enhanced awareness of the Heidrick & Struggles and LeadersOnline brand names. As a result of our efforts, we are more frequently invited to make presentations to prospective clients, often competing for executive search and online recruiting engagements with major competitors in the industry. In 2000, we succeeded in obtaining executive search and mid-level recruiting engagements from a majority of the presentations which we conducted.

  We also publish a quarterly leadership journal, Taking Charge, which is distributed to senior executives. It features interviews with business leaders and management-related articles, and publicizes the Heidrick & Struggles brand name.

  In April 2000, LeadersOnline entered into a strategic five-year alliance with Business Week, under which The Business Week Online Careers Channel and the LeadersOnline site were linked to form a comprehensive online career destination for professional and managerial talent.

  In October 2000, Business Week launched a magazine called "LeadersOnline," with an initial circulation of 300,000. It is a magazine custom-published by Business Week designed to be the premier career management resource for the next generation of corporate leaders. Two issues were published in 2000 and six issues are anticipated to be published in 2001.

  One of the limitations of our executive search marketing has been the existence or anticipated existence of off-limits arrangements. In recent years off-limits arrangements have become narrower in scope and shorter in duration. Either by agreement with clients or for client relations purposes, executive search firms sometimes refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period, generally not more than one year from the commencement of a search. We actively manage these blocking arrangements and seek to mitigate adverse effects of off-limits by strengthening our long-term relationships with focused accounts.

Assignment Research and Information Management

  Our technology infrastructure consists of internally developed global databases containing over 1 million candidate profiles and approximately 37,000 client records, coupled with a broad range of online services and industry reference sources. Our professionals use our information technology infrastructure to do the following:

  .gather business intelligence regarding clients' businesses, industries, competitors and strategies

  .develop and manage company and candidate profiles

  .identify market needs and new business opportunities

  .coordinate and implement marketing, communication, financial and administrative functions

  Given the importance of technology to the search process, we are committed to improving our information management by implementing new technology initiatives. Our technology infrastructure is designed to enhance the functionality, speed and quality of our information management, and to improve the efficiency and effectiveness of completing searches.

  Our technology initiatives represent a long-term strategic plan for the deployment of technology and are designed to support our rapid growth. Our financial management system provides us with an integrated accounting and financial reporting system in the U.S. and certain other regions of the world. We are upgrading and globalizing our search system. Our search systems allow our employees to efficiently and effectively manage complex search assignments, while keeping them informed about client and candidate contacts. Our technology infrastructure upgrades also enhance the ease and speed of use of all information processing including the Internet, one of our most valuable information tools. In addition to our proprietary eSearch capabilities at LeadersOnline, we use Internet technology in three other primary ways:

  .as an external source of information through a broad range of online information resources

  . through our intranet, as a tool for organizing and accessing our internally generated information, as well as sharing knowledge

  . through our extranet, as a means of communicating with clients, and of connecting clients and candidates on a secure network where each can review information about the other

  Our information technology infrastructure and development is overseen by a technology management team that, among other services, provides our employees with support and training programs. To address issues of data security associated with increasingly remote access to our network and our proprietary applications, we use encrypted VPN, industry-leading firewalls and password protection. In addition, we currently utilize video-conferencing technology in many of our locations. This technology facilitates candidate interviews and presentations to client search committee members in different locations. We intend to continue to develop our technology infrastructure as our, and our clients', needs evolve.

Professional Staff and Employees

  Our executive search professionals are categorized either as consultants or associates. Associates assist consultants by performing research and other functions. As of December 31, 2000, we had 2,087 full time employees, of whom 510 were executive search consultants, 607 were associates, 886 were search support and corporate staff, and 84 worked for LeadersOnline. In each of the past five years, no single consultant accounted for any material portion of our revenues. We are not a party to any collective bargaining agreement and we consider relations with our employees to be excellent.

Executive Search Competition

  The executive search industry is highly competitive. It is estimated that there are more than 5,000 executive search firms worldwide. There are relatively few barriers to entry and new competitors frequently enter the market. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from other established retained search firms. In particular, we compete against other large search firms specializing in senior-level executive search, including Spencer Stuart & Associates, Egon Zehnder International, Russell Reynolds Associates, Inc., Korn/Ferry International and TMP Worldwide Inc. To a lesser extent, we also face competition from smaller boutique or specialty firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in seeking to attract the most effective consultants. In our experience, the executive search business is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our industry practice groups, functional specialties and client focus, and, ultimately, on the quality of our search results.

LeadersOnline Competition

  The market for LeadersOnline is intensely competitive, highly fragmented and quickly evolving. We face competition from a number of sources, including Internet-enhanced recruiting services, such as Korn Ferry International's Futurestep and TMP Worldwide Inc.; traditional, regional and specialized contingency-based search firms; alternative recruiting services, such as Internet job boards and print advertising; internal resources of current or potential employers; and large Internet information hubs or portals.

Recent Strategic Acquisitions and Mergers

  Over the past four years, we have successfully completed the strategic acquisition of nine executive search firms and a merger with one executive search firm:

  AMROP-Finland. On December 29, 2000 we acquired three executive search companies: the Finnish, Russian and Baltic executive search companies of the AMROP worldwide network. These acquisitions establish us as the largest executive search firm in Finland and strengthen our presence in the emerging markets of Estonia, Latvia and Russia.

  Lynch Miller Moore O'Hara. On May 1, 2000, we acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based executive search firm that specialized in the venture capital and high tech markets.

  T.A.O. Group. On April 1, 2000, we acquired T.A.O. Group, an executive recruitment firm based in Seoul, Korea, with offices in Taipei, Shanghai and Singapore, expanding our presence in Asia Pacific.

  Argonaut Search Group. On March 1, 2000, we acquired Argonaut Search Group, LLC, a San Francisco-based executive search firm that specialized in the real estate and financial services industries.

  Redelinghuys. On December 28, 1999, we completed the acquisition of Redelinghuys & Partners, a senior-level executive search firm with offices in Capetown and Johannesburg in the Republic of South Africa. Prior to this acquisition, we had an alliance with Redelinghuys which allowed us to expand our services in South Africa.

  Sullivan. On September 1, 1999, we merged with Sullivan & Company, an executive search firm that specialized in the financial services industry. This transaction expanded our reach in the investment banking, investment management and specialty finance sectors.

  Fenwick. On June 26, 1998, we acquired Fenwick Partners, Inc., a Boston-based executive search firm. This transaction expanded the reach of our technology group into a third key technology center in the United States.

  Mulder. On October 1, 1997, we acquired Mulder Partner GmbH & Co. KG. As a result of this transaction we became the largest executive search firm in Germany.

OUR EXECUTIVE OFFICERS

 Name                               Age Position with Company
 ----                               --- ---------------------
 Patrick S. Pittard...............   55 Chairman, President and Chief Executive
                                        Officer; Director

 Donald M. Kilinski...............   41 Chief Financial Officer; Treasurer

 Stephanie W. Abramson............   56 Chief Legal Officer and Chief Corporate
                                        Development Officer; Secretary

 David C. Anderson................   58 President and Chief Executive Officer,
                                        Heidrick & Struggles Executive Search;
                                        Director

 Piers Marmion....................   42 Chief Operating Officer and President--
                                        International, Heidrick & Struggles
                                        Executive Search; Director

 Richard D. Nelson................   61 Former Chief Administrative Officer,
                                        Counsel and Secretary

  Our executive officers serve at the discretion of our board of directors. There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 15, 2001.

  Patrick S. Pittard has been our Chairman of the Board of Directors since June 27, 2000, and President and Chief Executive Officer since the Merger. Prior to the Merger, he had been President and Chief Executive Officer of Heidrick & Struggles, Inc. since 1997 and had been a member of the Board of Directors of Heidrick & Struggles, Inc. since 1986. After joining Heidrick & Struggles, Inc. in 1983, Mr. Pittard held the positions of Office Managing Partner for the Atlanta and Jacksonville offices, and North America Managing Partner.
Mr. Pittard is also a member of the Board of Directors of Jefferson Pilot Corporation.

  Donald M. Kilinski has been our Chief Financial Officer and Treasurer since the Merger. Prior to the Merger, he had been Chief Financial Officer of Heidrick & Struggles, Inc. since he joined Heidrick & Struggles, Inc. in 1997, and Chief Financial Officer and Treasurer of HSI since 1998. Prior to joining Heidrick & Struggles, Inc., Mr. Kilinski was Chief Financial Officer of BBDO Asia Pacific Ltd. from September 1995 to April 1997, and Vice President of Finance of BBDO Worldwide Inc. from July 1992 to August 1995 and from April 1997 through November 1997.

  Stephanie W. Abramson has been our Chief Legal Officer and Chief Corporate Development Officer and Secretary since February 12, 2001. Prior to joining us, Ms. Abramson was Executive Vice President, General Counsel and Secretary of Young & Rubicam Inc. From 1980 to 1995, she was a partner in the law firm of Morgan, Lewis and Bockius.

  David C. Anderson has been the President and Chief Executive Officer of Heidrick & Struggles Executive Search, a division of Heidrick & Struggles International, Inc., since June 27, 2000, and a member of our Board of Directors since the Merger. Mr. Anderson also has been President--Americas since September 23, 1999. He was North America Managing Partner from November 1998 to September 23, 1999, and he held the position of Office Managing Partner of our Dallas office since joining the firm in 1992 until November 1998. He was a member of the Board of Directors of Heidrick & Struggles, Inc. from 1992 until the Merger.

  Piers Marmion has been the Chief Operating Officer and President-- International of Heidrick & Struggles Executive Search, a division of Heidrick & Struggles International, Inc., since August 1, 2000, and a member of our Board of Directors since March 6, 2001. Prior to joining Heidrick & Struggles International, Inc., Mr. Marmion was Chief Operating Officer Worldwide and Head of Europe and Asia for Spencer Stuart & Associates from 1994 to 2000.

  Richard D. Nelson resigned from the positions of Chief Administrative Officer, Counsel and Secretary in February 2001. He had held those offices since the Merger. He joined Heidrick & Struggles, Inc. in 1981, and prior to the Merger had been Chief Administrative Officer, Secretary and Counsel of Heidrick & Struggles, Inc. and a member of the Board of Directors of HSI from 1981 until the time of the Merger. He held the position of Chief Financial Officer from 1981 until 1997.

ITEM 2. PROPERTIES

  Our corporate office is located in Chicago, Illinois. We have 78 locations in 37 countries around the world and we lease space for all of our locations. A list of our locations is set forth in Part I, Item I of this Report. The aggregate square footage of office space under such leases was approximately 770,717 as of December 31, 2000. The leases for these offices call for future minimum lease payments of approximately $223 million and have terms which will expire between 2001 and 2020 exclusive of renewal options that we can exercise. We believe that our facilities are adequate for our current needs and that we will not have difficulty leasing additional office space to satisfy anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

  From time to time we have been involved in litigation which is incidental to our business. We currently are not a party to any litigation, the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the last quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is listed on the Nasdaq National Market under the symbol "HSII." The following table sets forth the high and low intra-day stock price per share of the common stock for the periods indicated, as reported on the Nasdaq National Market since trading began on April 27, 1999:

      Year Ended December 31, 2000                                 High   Low
      ----------------------------                                ------ ------
      First Quarter.............................................. $42.50 $31.44
      Second Quarter.............................................  64.75  32.50
      Third Quarter..............................................  75.00  42.75
      Fourth Quarter.............................................  62.31  33.50

      Year Ended December 31, 1999
      ----------------------------
      First Quarter..............................................    N/A    N/A
      Second Quarter.............................................  20.13  12.75
      Third Quarter..............................................  19.50  14.63
      Fourth Quarter.............................................  46.00  17.25

  As of March 1, 2001, the last reported stock price on the Nasdaq National Market for our common stock was $35.31 per share and there were approximately 383 shareholders of record of the common stock.

  We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings for the future operations and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the board of directors. Our revolving credit facility prohibits us from declaring and paying cash dividends on the common stock without the consent of our lenders. Future indebtedness and loan facilities also may prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

  On February 9, 2000, we completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. We offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and estimated offering expenses) of $76.2 million to us and $31.0 million to the selling stockholders. We did not receive any of the proceeds resulting from the sale by selling stockholders. We used and will continue to use the net proceeds from this offering for general corporate purposes including funding the development of LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding our technology infrastructure and funding acquisitions.

  During the month of October 2000, we issued 63,403 shares of our common stock, in addition to cash, to certain of our employees and employees of LeadersOnline in exchange for LeadersOnline stock options. We received no proceeds for such issuance of stock for which exemption from registration is provided by Rule 506 of Regulation D and Regulation S of the Securities Act of 1933.

  Pursuant to the terms and conditions of the AMROP-Finland acquisition on December 29, 2000, we issued an aggregate of 23,378 shares of our common stock, in addition to cash, for one of our subsidiaries to purchase all of the outstanding common stock of Koik & Partners SIA, Stahlber & Partner OY/Juha Pekka Ahtikari OY, and Koik & Partners OU, the Latvian, Finnish and Estonian acquired companies, respectively. Pursuant to such acquisitions, we received no proceeds from the issuance of stock to the stockholders for which exemption from registration is claimed under Regulation S of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below for each of the five years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements of HSI Group which were audited by Arthur Andersen LLP, independent public accountants. The data set forth are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

                            Selected Financial Data

                                                  Year Ended
                                                 December 31,
                          ---------------------------------------------------------------------------
                             2000           1999(1)             1998            1997         1996
                          -----------     -------------      -----------     -----------  -----------
                           (in thousands, except per share and other operating data)
Statement of Operations
 Data:
 Revenue................  $   594,394     $   415,847        $   216,836     $   193,052  $   147,428
                          -----------     -----------        -----------     -----------  -----------
 Operating expenses:
 Salaries and employee
  benefits:
 Salaries and employee
  benefits..............      395,105 (2)     277,580            161,870         135,473      105,544
 Nonrecurring
  compensation charges..       12,222 (4)      14,448 (5)(6)      12,748 (3)         --           --
 General and
  administrative
  expenses:
 General and
  administrative
  expenses..............      156,242         104,144             53,557          44,736       30,344
 Nonrecurring general
  and administrative
  charges...............        1,753 (4)         772 (5)            --              --           --
                          -----------     -----------        -----------     -----------  -----------
  Total operating
   expenses.............      565,322         396,944            228,175         180,209      135,888
                          -----------     -----------        -----------     -----------  -----------
  Operating income
   (loss)...............       29,072          18,903            (11,339)         12,843       11,540
                          -----------     -----------        -----------     -----------  -----------
Non-operating income
 (expense):
 Interest income........        8,723           3,513              1,585           1,626        1,394
 Interest expense.......         (209)         (1,504)              (505)           (150)        (180)
 Minority interest......          208             --                 --              --           --
 Other income (expense).        7,369             630             (2,212)(7)         486          (94)
                          -----------     -----------        -----------     -----------  -----------
  Net non-operating
   income (expense).....       16,091           2,639             (1,132)          1,962        1,120
                          -----------     -----------        -----------     -----------  -----------
 Equity in net income
  (loss) of affiliate...          --             (630)            (3,417)             20          775
                          -----------     -----------        -----------     -----------  -----------
  Income (loss) before
   income taxes.........       45,163          20,912            (15,888)         14,825       13,435
 Provision for income
  taxes.................       25,746          15,120              1,302           7,999        6,216
                          -----------     -----------        -----------     -----------  -----------
  Net income (loss).....  $    19,417     $     5,792        $   (17,190)    $     6,826  $     7,219
                          ===========     ===========        ===========     ===========  ===========
 Basic earnings (loss)
  per common share......  $      1.02     $      0.42        $     (5.85)    $      2.31  $      2.54
                          ===========     ===========        ===========     ===========  ===========
 Weighted average common
  shares outstanding....       18,979          13,642              2,940           2,949        2,847
                          ===========     ===========        ===========     ===========  ===========
 Diluted earnings (loss)
  per common share......  $      0.95     $      0.42        $     (5.85)    $      2.31  $      2.54
                          ===========     ===========        ===========     ===========  ===========
 Diluted average common
  shares outstanding....       20,389          13,889              2,940           2,950        2,847
                          ===========     ===========        ===========     ===========  ===========
Balance Sheet Data (at
 end of period):
 Working capital........  $   120,340     $    54,007        $     7,954     $    25,570  $    21,414
 Total assets...........      523,644         334,749            128,775          96,222       70,826
 Long-term debt, less
  current maturities....          610             --               6,350           1,636          993
 Mandatorily redeemable
  common stock..........          --              --              44,422          48,153       39,950
 Stockholders' equity...      287,677         167,880                --              --           --
Other Operating Data:
 Number of locations (at
  end of period)........           78              69                 33              29           26
 Average number of
  consultants during the
  period................          441             347                207             164          142

(1) Because H&S acquired HSI on February 26, 1999, the historical results of operations of HSI have been included in H&S's financial statements subsequent to the date of acquisition. See Part I--Item I Business--"The Merger."
(2) Includes a non-cash compensation charge of $2.7 million ($0.13 per share on a diluted basis). This charge is due to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance.
(3) Includes $12.7 million of nonrecurring charges ($4.34 per share on a diluted basis) comprised of (a) $9.9 million of salaries and employee benefits expense arising from the difference between the issuance price of shares issued by the Company to certain of our directors in December 1998 and the fair market value of such shares at the date of grant and (b) $2.8 million of salaries and benefits expense relating to the early settlement of profit sharing arrangements upon the acquisition of certain Latin American locations.
(4) The Company incurred a $14.0 million nonrecurring charge ($0.60 per share on a diluted basis) during the third quarter of 2000 as a result of the withdrawal of LeadersOnline's proposed initial public offering. This included a non-cash compensation charge of $12.2 million which represents the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance. The remaining $1.8 million is due to the write-off of expenses related to the planning of the proposed initial public offering and is included in nonrecurring general and administrative charges.
(5) The Company incurred merger costs of $2.8 million ($0.14 per share on a diluted basis) during the third quarter of 1999 as a result of the merger with Sullivan & Company on September 1, 1999. The merger costs consist of
    (1) a $2.0 million non-cash compensation charge for accelerated vesting of an employee equity ownership program in place at Sullivan and (2) $0.8 million of transaction-related costs, including legal, accounting and advisory fees which are included in nonrecurring general and administrative charges.
(6) The Company incurred a $12.4 million nonrecurring compensation charge ($0.89 per share on a diluted basis) during the first quarter of 1999 as a result of the modification of the terms of the Mulder acquisition agreement, including the termination of all employment contingencies. This nonrecurring charge represents the write-off of $2.9 million of deferred compensation assets, the settlement of the remaining cash due of $4.3 million, and the issuance of 428,452 common shares (worth $5.2 million) to the previous owners of Mulder.
(7) Includes a nonrecurring $2.5 million ($0.53 per share on a diluted basis) charge incurred in connection with the costs of the postponement of an initial public offering in September 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Annual Report on Form 10-K contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions regarding general economic trends. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; a material economic downturn in the United States or Europe, or social or political instability in overseas markets; bad debt write-offs far in excess of allowances for doubtful accounts; continued increased acceptance of online recruiting; losses in our venture capital investments; an inability to control expenses; and delays in the development and/or implementation of new technology and systems.

General

  Heidrick & Struggles International, Inc. ("HSI Group") is the world's premier provider of executive-level search and leadership consulting services. Based on revenue derived from placing senior-level executives, we believe we are one of the largest senior-level executive search firms in the world. We provide executive-level search and leadership consulting services through our global network of offices to a broad range of clients, including Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations, and other leading private and public entities. Through our Internet-enhanced search business, LeadersOnline, Inc. ("LeadersOnline"), we target the recruitment market for mid-level executives and professionals. We also provide other human capital management services that complement our core executive search business, including management assessment and placement of interim executive management.

  Prior to 1984, we operated under a single ownership structure. In 1984, Heidrick & Struggles, Inc. ("H&S") spun off Heidrick & Struggles International, Inc. ("HSI") to its European partners while retaining a significant equity interest in it. Between 1984 and February 26, 1999, HSI operated primarily in Europe, while H&S operated in all other regions of the world. On February 26, 1999, H&S merged with HSI ("the Merger") to reunite the two companies into a single corporate structure, HSI Group.

  We completed several other acquisitions and mergers in the past three years. On December 29, 2000, we acquired the Finnish, Russian and Baltic executive search companies of the AMROP worldwide network. On May 1, 2000, we acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based executive search firm that specialized in the venture capital and high tech markets. On April 1, 2000, we acquired T.A.O. International Group, a senior-level executive search firm with offices in Asia. On March 1, 2000, we acquired Argonaut Search Group, LLC, a San Francisco-based executive search firm that specialized in the real estate and financial services industries. In December 1999, we acquired Redelinghuys & Partners, a senior-level executive search firm in the Republic of South Africa. In June 1998, we acquired Fenwick Partners, Inc., a Boston-based executive search firm. These acquisitions were accounted for using the purchase method of accounting, with the results of the acquired companies included in the Consolidated Statements of Income and Comprehensive Income beginning on the date of each acquisition. In September 1999, we merged with Sullivan & Company ("Sullivan"), an executive search firm that specialized in the financial services industry. This transaction was accounted for using pooling of interests accounting, with the results of Sullivan being included in the Consolidated Statements of Income and Comprehensive Income for all periods presented.

  With offices in 78 locations in 37 countries throughout North and South America, Europe, the Middle East, Africa and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. For financial information by geographic segment, see Note 17 of our Consolidated Financial Statements.

Revenue

  We generate revenue primarily by providing executive search and leadership consulting services to our clients. Our executive search revenue growth is largely a function of increasing the revenue per consultant and the number of consultants employed (based on number of months employed during the period). Average revenue per executive search consultant is a function of the number of searches performed per consultant and the fee earned per search. Revenue largely consists of fees earned from our Executive Search business and indirect expenses, as well as fees earned from LeadersOnline, management assessment, and placement of interim executive management.

  Revenue from client services is recognized when such services are earned and realizable. Revenue consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our services equal to approximately one-third of the estimated guaranteed first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. We generally bill our clients for our retainer and indirect expenses in one-third increments over a three-month period commencing in the month of the acceptance of the contract by our client. For each executive search assignment, we and our client enter into a contract, which outlines the general terms and conditions of the assignment.

  We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the investment received.

  Hiring new executive search consultants requires a large initial investment in signing bonuses, guaranteed bonuses, and salaries and benefits for associated support staff and does not tend to immediately provide proportionately higher revenues. As a result of new hires, our average revenue per consultant and overall profitability are typically negatively affected in the short term.

Operating Expenses

  Our operating expenses are divided into two general categories: salaries and employee benefits, and general and administrative expenses.

  Salaries and employee benefits. The largest components of our operating expenses are compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual bonuses. Other items included in this category are signing bonuses and guaranteed bonuses (often incurred in connection with the hiring of new executive search consultants), payroll taxes, profit sharing and retirement benefits, and employee insurance benefits. An executive search consultant's base salary represents, on average, less than one-half of the consultant's total annual compensation, which is performance based and derived from origination and execution credits. Typically, a portion of the credit for a particular assignment goes to the consultants who originate the assignment, and a portion goes to the consultants who perform the assignment. In addition, a portion of each consultant's annual compensation is based on management's assessment of that consultant's partnership and work quality. At LeadersOnline, our eConsultant's base salary represents, on average, more than one-half of the eConsultant's total annual compensation.

  General and administrative expenses. The key components of general and administrative expenses include rent, information systems costs, general office expenses and professional service costs (including legal, accounting and third party professional services). In addition, general and administrative expenses include depreciation, amortization and bad debt expense.

Nonrecurring Charges

  In the third quarter of 2000, we decided to retain proprietary control of LeadersOnline and its Internet-enhanced recruiting methods. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission relating to a proposed initial public offering. Accordingly, we recorded nonrecurring charges in the third quarter, including a non-cash compensation charge of $12.2 million, which represents the remainder of a $14.9 million non-cash compensation charge related to the issuance of options by LeadersOnline at a price below the deemed fair market value for accounting purposes at the time of issuance. The difference of $2.7 million was recorded as a recurring charge over the first three quarters of 2000. The resulting amount of $14.9 million was recorded to additional paid in capital. Also, a $1.8 million charge was recorded for the write-off of expenses related to planning the proposed initial public offering.

  In addition, we charged to additional paid in capital $10.0 million to compensate management and employees for the value of their LeadersOnline options and $3.1 million to repurchase LeadersOnline stock from our employees and VerticalNet, Inc.

  In connection with the acquisition of Sullivan, we recorded merger-related costs of $2.8 million during 1999. The merger costs consist of a $2.0 million non-cash charge for accelerated vesting of an employee equity ownership plan in place at Sullivan and $772,000 of transaction-related costs, including legal, accounting and advisory fees.

  During the first quarter of 1999, we incurred a nonrecurring charge of $12.4 million. This charge was the result of our agreement to modify the terms of the Mulder Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $298,000 of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that the remaining cash (plus interest) would be paid within 90 days of the completion of the Merger and 428,452 shares (reflecting a split of 15.8217 for 1) of our common stock (which were valued, based upon the estimated fair market value of our company, at $5.2 million) were issued to the Mulder partners immediately after the Merger. During 1999, we paid the remaining $4.3 million cash due, issued 428,452 shares of our common stock and wrote off $2.9 million of deferred compensation assets resulting in a total compensation charge of $12.4 million.

  In 1998, we incurred nonrecurring compensation charges of $9.9 million arising from the difference between the issuance price of shares issued by us in December 1998 and the fair market value of such shares at the date of grant, and $2.8 million arising from the early settlement of profit sharing arrangements relating to the acquisition of certain Latin American locations.

Non-Operating Income (Expense)

  Non-operating income (expense) consists of interest income, interest expense, realized gains from the sale of equity securities, net of consultants' bonuses and administrative and other costs, and other income and expenses. We receive warrants for equity securities in some of our client companies, in addition to our cash fee, for services rendered on some searches. Realized net gains from the sale of equity securities from our warrant program are recorded in other income.

Equity in Net Income (Loss) of Affiliate

  Prior to the Merger, we held a significant interest in HSI. Equity in net income (loss) of affiliate relates to the income earned or loss incurred from our investment in HSI after giving effect to currency translation adjustments.

Taxes

  We are subject to U.S. federal, state and non-U.S. income taxes. Income generated outside of the United States may be subject to higher tax rates than U.S. income. As a result, our effective tax rate may be higher than prevailing U.S. tax rates. Historically, certain non-deductible expenses have increased our effective tax rate. Our provision for income taxes reflects our best judgment as to the likely effective tax rate for a given period.

Results of Operations

  The following table sets forth, for the periods indicated, our selected statements of operations data as a percentage of revenue:

                                                              Year Ended
                                                             December 31,
                                                           -------------------
                                                           2000   1999   1998
                                                           -----  -----  -----
Revenue................................................... 100.0% 100.0% 100.0%
                                                           -----  -----  -----
Operating expenses:
Salaries and employee benefits:
  Salaries and employee benefits..........................  66.5   66.8   74.7
  Nonrecurring compensation charges.......................   2.1    3.5    5.8
General and administrative expenses:
  General and administrative expenses.....................  26.3   25.0   24.7
  Nonrecurring general and administrative charges.........   0.3    0.2    --
                                                           -----  -----  -----
    Total operating expenses..............................  95.2   95.5  105.2
                                                           -----  -----  -----
    Operating income (loss)...............................   4.8    4.5   (5.2)
                                                           -----  -----  -----
Non-operating income (expense):
  Interest income.........................................   1.5    0.8    0.7
  Interest expense........................................   --    (0.4)  (0.2)
  Minority interest.......................................   --     --     --
  Other, net..............................................   1.2    0.2   (1.0)
                                                           -----  -----  -----
    Net non-operating income (expense)....................   2.7    0.6   (0.5)
                                                           -----  -----  -----
Equity in net loss of affiliate...........................   --    (0.2)  (1.6)
                                                           -----  -----  -----
Income (loss) before income taxes.........................   7.5    4.9   (7.3)
Provision for income taxes................................   4.3    3.6    0.6
                                                           -----  -----  -----
Net income (loss).........................................   3.2%   1.3%  (7.9)%
                                                           =====  =====  =====

  The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. We operate principally through two lines of business: Executive Search and LeadersOnline. We break out revenue and operating income in our core Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of the United States and Other (Canada and Latin America). The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.

                                                           Year Ended
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Revenue:
Americas
  United States................................... $341,553  $256,394  $190,855
  Other...........................................   21,858    17,342    11,833
International
  Europe..........................................  176,431   118,880       --
  Asia Pacific....................................   34,361    20,614    14,148
                                                   --------  --------  --------
Total Executive Search............................  574,203   413,230   216,836
LeadersOnline.....................................   20,191     2,617       --
                                                   --------  --------  --------
  Total........................................... $594,394  $415,847  $216,836
                                                   ========  ========  ========
Operating income (loss):
Americas
  United States................................... $ 58,552  $ 38,638  $  8,871
  Other...........................................    2,556     3,466    (6,435)
International
  Europe..........................................   17,926    (1,614)      --
  Asia Pacific....................................    5,367     2,944      (308)
                                                   --------  --------  --------
Total Executive Search............................   84,401    43,434     2,128
LeadersOnline.....................................  (27,178)   (5,157)   (1,539)
Corporate.........................................  (28,151)  (19,374)  (11,928)
                                                   --------  --------  --------
  Total........................................... $ 29,072  $ 18,903  $(11,339)
                                                   ========  ========  ========

2000 Compared to 1999

  Revenue. Our revenue increased $178.6 million, or 42.9%, to $594.4 million for 2000 from $415.8 million in 1999, due to continued strong demand for our services across a number of industries and disciplines, especially the financial services, technology and consumer practice groups, and an increase in the number of executive search consultants, which resulted in an increase in the number of confirmed searches. Fees per search in Executive Search were higher as our strategic focus on working at the most senior level of executive search continued to drive performance. In addition, the increase in revenue was partially due to the Merger that occurred on February 26, 1999. As a result of the Merger, the full twelve months of HSI revenue is included in the year ended December 31, 2000, whereas only approximately ten months of HSI revenue is included in the year ended December 31, 1999. Excluding HSI from both periods, revenue increased 40.7%.

  We experienced significant revenue growth in all of our geographic segments within Executive Search during 2000. In the United States, our revenue increased $85.2 million, or 33.2%, to $341.6 million for 2000 from $256.4 million in 1999, with particular strength in the financial services, technology, consumer products and health care practice groups. We opened offices in Denver, Austin, Emeryville, and Foster City during 2000. In the Americas--Other segment, revenue rose 26.0% to $21.9 million for 2000 from $17.3 million in 1999, primarily due to the growth of our technology and financial services practice groups in Latin America and Canada. We opened an office in Bogota, Colombia during 2000. In Europe, our revenue for 2000 increased

$57.5 million, or 48.4%, to $176.4 million from $118.9 million in 1999, due primarily to an increase in the number of searches, with particular strength in the financial services practice group. In addition, the increase in Europe's revenue was partially due to the Merger. Excluding the effect of foreign currency translations into U.S. dollars, revenue grew 68.1% in Europe. In addition, we acquired a company with offices in Estonia and Latvia during 2000. In Asia Pacific, revenue for 2000 increased 66.7% to $34.4 million from $20.6 million in 1999, primarily due to strong performance in the financial services and technology practice groups. We acquired a company with offices in Seoul, Taipei and Shanghai during 2000.

  LeadersOnline generated $20.2 million of revenue in 2000 compared to $2.6 million of revenue in 1999 due to increased demand for our services. LeadersOnline began generating revenue in the 1999 second quarter. During the 12 months ended December 31, 2000, LeadersOnline entered into contracts for 485 new searches worldwide, with an average annual compensation level of $135,900 per placement.

  Salaries and employee benefits. Our salaries and employee benefits increased $117.5 million, or 42.3%, to $395.1 million for 2000 from $277.6 million for 1999. As a percentage of revenue, salaries and employee benefits decreased slightly to 66.5% in 2000 from 66.8% in 1999. The improvement was primarily because under our variable compensation structure our consultants do not earn compensation on what is not collected and we wrote off a greater amount of bad debts compared to 1999, particularly in the 2000 fourth quarter, due partially to failed dot-com start ups. In addition, the salaries and employee benefits margin improved partially because we were able to leverage the fixed component of our salaries against higher revenue.

  Nonrecurring compensation charges. During the third quarter of 2000, we incurred a nonrecurring compensation charge of $12.2 million as a result of our decision to retain proprietary control of LeadersOnline. This charge represented the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline at a price below the deemed fair market value for accounting purposes at the time of issuance. During the third quarter of 1999, we incurred compensation-related merger costs of $2.0 million arising from the merger with Sullivan, which consisted of a non-cash charge for accelerated vesting of an employee equity ownership program in place at Sullivan. During the first quarter of 1999, we incurred a $12.4 million nonrecurring compensation charge related to the modification of the terms of the Mulder acquisition agreement.

  General and administrative expenses. Our general and administrative expenses increased $52.1 million, or 50.0%, to $156.2 million for 2000 from $104.1 million for 1999. As a percentage of revenue, general and administrative expenses increased to 26.3% in 2000 from 25.0% in 1999. This percentage increase was primarily due to investment spending for LeadersOnline and for other complementary growth initiatives. In addition, depreciation expense was higher as we continued to invest in the growth of our company. Lastly, bad debt expense was higher due to increased write-offs of bad debts in 2000 compared to 1999, particularly in the 2000 fourth quarter, due partially to failed dot-com start ups.

  Nonrecurring general and administrative charges. During the third quarter of 2000, we incurred a $1.8 million nonrecurring general and administrative charge as a result of the write-off of expenses related to the planning of the proposed initial public offering of LeadersOnline. During the third quarter of 1999, we incurred general and administrative-related merger costs of $772,000 arising from the merger with Sullivan. This consisted of transaction-related costs including legal, accounting and advisory fees.

  Operating Income. Our operating income increased $10.2 million, or 53.8%, to $29.1 million in 2000 from $18.9 million in 1999. Within Executive Search, operating income increased in all geographic segments, except Americas--Other, primarily because of higher revenue growth. In the United States, our operating income increased $20.0 million, or 51.5% to $58.6 million in 2000 from $38.6 million in 1999. In the Americas--Other segment, operating income decreased $910,000, or 26.3%, to $2.6 million in 2000 from $3.5 million in 1999. In
Europe, operating income in 2000 was $17.9 million, compared to an operating loss of $1.6 million in 1999. In Asia Pacific, operating income rose $2.5 million, or 82.3%, to $5.4 million in 2000 from

$2.9 million in 1999. LeadersOnline reported an operating loss of $27.2 million in 2000, compared to an operating loss of $5.2 million in 1999 because of increased investment spending required to grow the business during its early stages of operation. Unallocated corporate expenses increased $8.8 million, or 45.3%, to $28.2 million in 2000 from $19.4 million in 1999, due primarily to building the infrastructure of a growing, public company, and investment spending in complementary growth initiatives.

  Net non-operating income (expense). Our net non-operating income increased $13.5 million to $16.1 million for 2000 from $2.6 million for 1999. This increase was primarily due to a $7.2 million gain, net of consultants' bonuses and administrative and other costs, from the sale of equity securities obtained as part of our warrant program, under which we receive warrants for equity securities in certain client companies, in addition to our normal cash fee, when executing searches for such clients. Other items which increased net non-operating income included higher interest income arising from the investment of the net proceeds received from our initial public offering in April 1999 and our follow-on public offering in February 2000, and a decrease in interest expense due to a lower average debt balance.

1999 Compared to 1998

  Revenue. Our revenue increased $199.0 million, or 91.8%, to $415.8 million for 1999 from $216.8 million for 1998. This increase was primarily the result of the Merger, which contributed $118.9 million in revenue for 1999. Excluding HSI, revenue increased by 37.0%. Strong demand for our services across a number of industries and disciplines, especially technology, e-commerce, financial services and industrial, aggressive business development activities, and an increase in the average number of consultants employed during the period all contributed to the revenue growth as the number of confirmed searches increased. In addition, average revenue per executive search consultant was higher due to higher fees per search and better leveraging of technology to enhance consultant productivity.

  We experienced revenue growth in all of our geographic segments within Executive Search during 1999. In the United States, our revenue increased $65.5 million, or 34.3%, to $256.4 million for 1999 from $190.9 million for 1998. We opened offices in West Los Angeles, Seattle and San Diego during 1999. In the Americas--Other segment, revenue rose 46.6% to $17.3 million from $11.8 million. We opened a new office in Montreal during 1999. The Merger in February 1999 added $118.9 million of revenue to the Europe segment. The Merger would have added $125.2 million of revenue were it not for the effects of foreign currency translation, predominantly in Germany, France and the United Kingdom. We opened an office in Vienna, Austria, and purchased a business in South Africa during 1999, both of which are included in the Europe segment. Our revenue in Asia Pacific increased $6.5 million, or 45.7%, to $20.6 million for 1999 from $14.1 million for 1998. We opened an office in Seoul during 1999. LeadersOnline began generating revenue in the second quarter of 1999 and had revenue of $2.6 million for 1999.

  Salaries and employee benefits. Our salaries and employee benefits increased $115.7 million, or 71.5%, to $277.6 million for 1999 from $161.9 million for 1998. This increase was primarily the result of the Merger, which contributed $78.3 million in salaries and employee benefits for 1999. Excluding HSI, salaries and employee benefits decreased as a percentage of revenue from 74.7% in 1998 to 67.1% in 1999. The decrease was due to increased search consultant productivity as a result of our technology initiatives, lower costs related to the hiring of consultants, better leveraging of our support staff, and a change in the bonus structure for management that replaced a portion of cash incentive compensation with stock options in 1999.

  Nonrecurring compensation charges. During the third quarter of 1999, we incurred compensation-related merger costs of $2.0 million arising from the merger with Sullivan, which consisted of a non-cash charge for accelerated vesting of an employee equity ownership program in place at Sullivan. During the first quarter of 1999, we incurred a $12.4 million nonrecurring compensation charge related to the modification of the terms of the Mulder acquisition agreement. In 1998, we incurred nonrecurring compensation charges of $9.9 million arising from the difference between the issuance price of shares issued by us in December 1998 and the fair market value of such shares at the date of grant, and $2.8 million arising from the early settlement of profit sharing arrangements relating to the acquisition of certain Latin American locations.

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

  Nonrecurring general and administrative charges. During the third quarter of 1999, we incurred general and administrative-related merger costs of $772,000 arising from the merger with Sullivan. These consisted of transaction-related costs including legal, accounting and advisory fees.

  Operating Income. Our operating income increased $30.2 million to $18.9 million in 1999 from an operating loss of $11.3 million in 1998. Within Executive Search, operating income increased in all geographic segments, except Europe, primarily because of higher revenue growth. In the United States, our operating income increased $29.7 million to $38.6 million in 1999 from $8.9 million in 1998. In the Americas--Other segment, operating income grew by $9.9 million to $3.5 million in 1999 from an operating loss of $6.4 million in 1998. Europe reported an operating loss of $1.6 million in 1999 due to the Merger. In Asia Pacific, operating income rose $3.2 million to $2.9 million in 1999 from an operating loss of $308,000 in 1998. LeadersOnline reported an operating loss of $5.2 million in 1999 compared to $1.5 million in 1998 because of investment spending required to grow the business during its early stages of operation. Unallocated corporate expenses increased $7.5 million, or 62.4%, to $19.4 million in 1999 from $11.9 million in 1998, due to building the infrastructure of a growing, public company.

  Net non-operating income (expense). Our net non-operating income increased to $2.6 million for 1999 from a net non-operating expense of $1.1 million for 1998. This change was primarily due to a $2.5 million charge incurred in 1998 in connection with the costs of postponing our initial public offering in September 1998, and an increase in interest income arising from the investment of the net proceeds from our initial public offering in April 1999, partially offset by an increase in interest expense due to a higher average outstanding debt balance during 1999. In addition, we recorded a $782,000 gain, net of consultants' bonuses and administrative and other costs, from the sale of equity securities obtained as part of our warrant program. We receive warrants for equity securities in certain client companies, in addition to our cash fee, when executing searches for such clients.

Pro Forma Combined Results of Operations

  The following table provides our pro forma combined results of operations and such data as a percentage of revenue for the years ended December 31, 2000 and 1999.

                                                 Year Ended December 31,
                                              --------------------------------
                                                 2000(3)         1999(1)(2)
                                              ---------------  ---------------
                                                 (dollars in thousands)
Revenue ..................................... $594,394  100.0% $435,832  100.0%
                                              --------  -----  --------  -----
Operating expenses:
  Salaries and employee benefits(4)..........  395,105   66.5   292,496   67.1
  General and administrative expenses(5).....  156,242   26.3   110,585   25.4
                                              --------  -----  --------  -----
    Total operating expenses.................  551,347   92.8   403,081   92.5
                                              --------  -----  --------  -----
    Operating income.........................   43,047    7.2    32,751    7.5
                                              --------  -----  --------  -----
Non-operating income (expense):
  Interest income............................    8,723    1.5     3,513    0.8
  Interest expense...........................     (209)   --     (1,560)  (0.4)
  Minority interest .........................      208    --         --    --
  Other, net.................................    7,369    1.2       630    0.1
                                              --------  -----  --------  -----
    Net non-operating income.................   16,091    2.7     2,583    0.5
                                              --------  -----  --------  -----
    Income before income taxes(6)............   59,138    9.9    35,334    8.0
Provision for income taxes...................   26,499    4.5    15,741    3.6
                                              --------  -----  --------  -----
    Net income............................... $ 32,639    5.4% $ 19,593    4.4%
                                              ========  =====  ========  =====
Basic earnings per common share.............. $   1.72         $   1.20
                                              ========         ========
Basic weighted average common shares
 outstanding(7)..............................   18,979           16,326
                                              ========         ========
Diluted earnings per common share............ $   1.60         $   1.18
                                              ========         ========
Diluted weighted average common shares
 outstanding(7)(8)...........................   20,389           16,596
                                              ========         ========

--------
(1) The consolidated statement of income for the year ended December 31, 1999 has been adjusted by the following amounts to reflect the historical operations of HSI from January 1, 1999 through the Merger date:

      Revenue.......................................................... $19,985
      Salaries and employee benefits...................................  15,836
      General and administrative expenses..............................   6,209
      Net non-operating expense........................................     (56)
      Benefit from income taxes........................................    (520)

(2) Amounts exclude the $15.2 million of nonrecurring charges for 1999. The charges are comprised of $12.4 million for the renegotiation of the Mulder acquisition agreement and $2.8 million of merger costs for the Sullivan merger. In addition, amortization of deferred compensation expense of $0.9 million relating to the acquisition of Mulder has been eliminated from salaries and employee benefits for 1999.
(3) Amounts exclude the $14.0 million of nonrecurring charges for 2000. The charges are a result of the decision to retain proprietary control of LeadersOnline and withdrawal of the proposed initial public offering. The charges are comprised of $12.2 million, which represents the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance. The remaining $1.8 million is due to the write-off of expenses related to planning the proposed LeadersOnline initial public offering.
(4) Amount includes a non-cash compensation charge of $2.7 million for 2000, due to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance.
(5) Adjustments have been made to reflect the impact of allocating the difference between the fair market value and the book value of the interests in HSI acquired (less the related deferred tax liability) to intangible assets and goodwill of HSI, based upon the determination of the respective fair values of these assets. For 1999, $0.2 million of amortization related to acquired intangibles and goodwill has been charged to general and administrative expenses.

(6) Equity in net loss of affiliate has been eliminated for all periods shown to reflect 100% ownership of HSI after the Merger.
(7) Amount has been adjusted to give effect to the initial public offering of
    3.7 million shares as of January 1, 1999.
(8) Amounts have been adjusted to give effect to the issuance of options pursuant to our employee incentive plans equivalent to 0.3 million shares for 1999.

  The following table sets forth, for the years ended December 31, 2000 and 1999, our proforma revenue and operating income (loss) by segment. We operate principally through two lines of business: Executive Search and LeadersOnline. We break out revenue and operating income in our core Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of the United States and Other (Canada and Latin America). The International segment consists of Europe (which includes Africa and the Middle
East) and Asia Pacific.

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
Revenue:
Americas
  United States............................................. $341,553  $256,394
  Other.....................................................   21,858    17,342
International
  Europe....................................................  176,431   138,865
  Asia Pacific..............................................   34,361    20,614
                                                             --------  --------
Total Executive Search......................................  574,203   433,215
LeadersOnline...............................................   20,191     2,617
                                                             --------  --------
  Total..................................................... $594,394  $435,832
                                                             ========  ========

Operating income (loss):
Americas
  United States............................................. $ 58,552  $ 38,638
  Other.....................................................    2,556     3,466
International
  Europe....................................................   17,926     9,666
  Asia Pacific..............................................    5,367     2,944
                                                             --------  --------
Total Executive Search......................................   84,401    54,714
LeadersOnline...............................................  (13,203)   (5,157)
Corporate...................................................  (28,151)  (16,806)
                                                             --------  --------
  Total..................................................... $ 43,047  $ 32,751
                                                             ========  ========

Pro Forma Combined Results of Operations for 2000 Compared to 1999

  Revenue. Our revenue increased $158.6 million, or 36.4%, to $594.4 million for 2000 from $435.8 million for 1999. Excluding the effect of foreign currency translations into the U.S. dollar, revenue grew 41.9%. This increase was due to continued strong demand for our executive search services across a number of industries and disciplines, especially the financial services, technology and consumer practice groups. In 2000, we hired 119 executive search consultants, net of departures, bringing the total to 510 at December 31, 2000. This represented a 30% increase over the 391 consultants we employed at the beginning of the year. Our average fee per search for 2000 was $73,500, an increase of 4% over our 1999 average fee per search of $70,900. This increase was due to a general increase in compensation levels coupled with our strategic focus of working at the most senior levels of executive search.

  Salaries and employee benefits. Our salaries and employee benefits increased $102.6 million, or 35.1% to $395.1 million for 2000 from $292.5 million for 1999. As a percentage of revenue, salaries and employee benefits decreased to 66.5% from 67.1%. The improvement was primarily because under our variable compensation structure our consultants do not earn compensation on what is not collected and we wrote off a greater amount of bad debts compared to 1999, particularly in the 2000 fourth quarter, due partially to failed dot-com start ups. In addition, the salaries and employee benefits margin improved partially because we were able to leverage the fixed component of our salaries against higher revenue.

  General and administrative expenses. Our general and administrative expenses increased $45.6 million, or 41.3%, to $156.2 million for 2000 from $110.6 million for 1999. As a percentage of revenue, general and administrative expenses increased to 26.3% from 25.4%. This percentage increase was primarily due to investment spending for LeadersOnline and for other complementary growth initiatives. In addition, depreciation expense was higher as we continued to invest in the growth of our company. Lastly, bad debt expense was higher due to increased write offs of bad debts in 2000 compared to 1999, particularly in the 2000 fourth quarter, due partially to failed dot-com start ups.

  Net non-operating income (expense). Our net non-operating income increased to $16.1 million for 2000 from $2.6 million for 1999. This increase was primarily due to a $7.2 million gain, net of consultants' bonuses and administrative and other costs, from the sale of equity securities obtained as part of our warrant program. We receive warrants for equity securities in certain client companies, in addition to our cash fee, when executing searches for such clients. The increase also was due to an increase in interest income arising from the investment of the net proceeds from our initial public offering in April 1999 and our follow-on public offering in February 2000, and a decrease in interest expense due to a lower average debt balance.

Liquidity and Capital Resources

  We periodically evaluate our liquidity requirements, capital needs and availability of capital resources in view of plans for expansion and operating cash needs. We have historically financed our operations primarily through internally generated funds and periodic borrowings under our credit facilities. In addition, we received $51.8 million from our initial public offering in April 1999 and $76.2 million from our follow-on public offering in February 2000. We pay a portion of our bonuses in December and the remainder is paid in March. Employee bonuses are accrued when earned and are based on our performance and the performance of the respective employee.

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

  In the third quarter of 2000, we made a decision to retain proprietary control of LeadersOnline and its Internet-enhanced recruiting methods. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission relating to the proposed initial public offering and paid $3.1 million to repurchase the stock sold to VerticalNet, Inc. and to certain of our employees. In addition, we paid $10.0 million to compensate option holders for the cancellation of their options.

  We maintained cash and cash equivalents at December 31, 2000, 1999, and 1998 totaling $184.8 million, $76.8 million and $11.5 million, respectively. For 2000, cash flows from operating activities contributed $89.4 million, reflecting net income and non-cash expenses for stock-based compensation and nonrecurring charges, depreciation and amortization, as well as a decrease in working capital. For 1999, cash flows from operating activities contributed $54.8 million, reflecting net income and non-cash expenses such as depreciation and amortization and nonrecurring charges, as well as a decrease in working capital. For 1998, cash flows from operating activities contributed $1.0 million of cash reflecting the net loss offset by non-cash expenses such as stock-based compensation and depreciation and amortization, as well as a decrease in working capital.

  During 2000, we acquired six executive search firms for an aggregate of $19.4 million in cash and notes payable and an additional $5.1 million of our common stock. During 1999, we acquired an executive search firm and merged with Sullivan and HSI for an aggregate of $1.5 million in cash and an additional $43.1 million in stock. During 1998, we acquired two executive search firms for an aggregate of $8.1 million of cash and notes. These acquisitions resulted in a use of cash, net of cash acquired, of $15.6 million in 2000, $1.5 million in 1999 and $4.1 million in 1998.

  During 1999, we began selling equity securities obtained as part of our warrant program. The amount of cash received during 2000 and 1999 as a result of the sale of these equity securities, was $7.2 million and $782,000, respectively, net of consultants' bonuses and administrative and other costs.

  Capital expenditures were $17.9 million, $21.5 million and $16.0 million for 2000, 1999 and 1998, respectively. These expenditures were primarily for office furniture and fixtures, leasehold improvements, and computer equipment and software. We anticipate that our capital expenditures for 2001 will be approximately $20 million to $25 million.

  On October 26, 2000, we announced that we had entered into an alliance with and invested $10.0 million in ETF Group, a global venture capital firm that helps emerging companies expand into international markets. We are the preferred global executive search firm for senior-level executives for ETF Group's portfolio companies.

  On June 29, 2000, we announced that we formed a strategic alliance with Silicon Valley Internet Capital ("SVIC"), a newly formed, San Francisco-based operating company that creates and provides operating support for Internet infrastructure companies. We are the preferred global executive search firm for SVIC's companies. We invested $10.0 million in SVIC's first round of financing during 2000.

  Cash flows provided by financing activities were $64.8 million for 2000, resulting from the net proceeds raised in the follow-on public offering, proceeds from stock options exercised and the sales of LeadersOnline stock, partially offset by payments for the repurchase of LeadersOnline options and stock and payment on debt related to the Fenwick acquisition. Cash flows provided by financing activities were $25.3 million for 1999, resulting primarily from the net proceeds raised in the initial public offering of $51.8 million and the related sales of shares to employees pursuant to our employee incentive plans of $9.3 million, offset by net repayments under our lines of credit. Cash flows from financing activities were $23.6 million for 1998. Our financing activities consisted principally of sales of our treasury stock to employees and net borrowings under our line of credit.

  We have a $40.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001 but we expect to replace it with a similar or larger facility. There were no borrowings outstanding under this line of credit at December 31, 2000 and December 31, 1999. At our discretion, we may borrow either U.S. dollars on deposit in the United States, or U.S. dollars or foreign currencies on deposit outside the United States. Non-U.S. borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of our financial condition. U.S. borrowings bear interest at the then-existing prime rate. There was $22.0 million outstanding under the line of credit at December 31, 1998 and the interest rate on the debt was LIBOR plus the applicable margin, the sum of which equaled 6.8%. This line of credit replaced a $25.0 million line of credit which had been in effect since October 1, 1997.

  The current line of credit has certain financial covenants we must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. At December 31, 2000 and 1999, we were in compliance with these financial covenants.

  On December 16, 1999, we announced that our board of directors approved the formation of H&S Capital, a separate entity that will raise capital to establish venture funds that invest in early stage companies, primarily in the technology sector. We may invest up to $25 million of cash in H&S Capital. Although we expect to make investments in increments over the next three years, the full investment may be made at any time.

Recently Issued Financial Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000.

  We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. These warrants are carried at fair value. Unrealized gains and losses on warrants are currently excluded from earnings and are reported as a component of other comprehensive income. Some of these warrants meet the definition of a derivative under SFAS 133. As of January 1, 2001, SFAS 133 requires that these warrants be accounted for at their fair value with subsequent changes in fair value reported in earnings, not as a component of other comprehensive income. On January 1, 2001, we recorded a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes, as a result of the adoption of SFAS 133. Going forward, each quarter's earnings are anticipated to be affected by the fluctuations in the fair value of these warrants. The unrealized gains or losses will be reported on a separate line of the income statement.

  During 2000, the FASB issued FASB Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." It clarifies a number of issues concerning the accounting for stock-based compensation. The standard is effective for periods beginning after July 1, 2000 and was adopted by us as of that date. Adoption of FIN 44 resulted in a change from fixed to variable accounting for stock options issued to individuals now considered to be non-employees under the standard's definitions. Adoption of FIN 44 has, at present, had no material impact on our financial condition or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 had no material impact on our financial condition or results of operations.

Quarterly Comparisons

  The following table sets forth certain financial information for each quarter of 2000 and 1999. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the consolidated financial statements included in this document and include all adjustments, consisting only of normal recurring items, necessary for the fair presentation of the information for the periods presented. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                      Quarter Ended
                         -------------------------------------------------------------------------------------
                                        2000                                   1999(1)
                         ---------------------------------------   -------------------------------------------
                         March 31 June 30  Sept. 30     Dec. 31    March 31     June 30  Sept. 30     Dec. 31
                         -------- -------- --------     --------   --------     -------- --------     --------
                                                     (in thousands)
Revenue................. $131,936 $166,416 $148,081     $147,961   $74,601      $113,046 $114,936     $113,264
Operating income
 (loss).................    3,726   13,220      652 (2)   11,474    (7,556) (3)    8,804    9,147 (4)    8,508
Net income (loss).......    3,515    9,998   (2,428)       8,332   (10,148)        4,849    5,427        5,664

--------
(1) Because H&S acquired HSI on February 26, 1999, the historical results of operations of HSI have been included in H&S's financial statements subsequent to the date of acquisition.
(2) Includes a $14.0 million nonrecurring charge as a result of the withdrawal of LeadersOnline's proposed initial public offering.
(3) Includes a $12.4 million nonrecurring charge arising from the modification of the Mulder acquisition agreement.
(4) Includes $2.8 million of merger costs arising from the merger with Sullivan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

  We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Upon a value event, such as an initial public offering or acquisition, the warrants, and any equity securities arising from their exercise, are accounted for as available-for-sale investments. During 1999, we entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the equity securities will be sold during a certain time period. The collar had been designated and was effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar were recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar were recorded in income. Beginning in the fourth quarter of 1999, we had the right to put and the counterparty had the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. During the third quarter of 2000, we terminated the options and sold the underlying equity security.

Currency Market Risk

  Historically, we have not experienced significant gains or losses on transactions involving U.S. dollars and other currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to the operating income generated in each respective country.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Consolidated Financial Statements beginning on page 37 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

  The information required by this Item will be included under the captions "Election of Directors," "Nominees for Director," "Class 2002 Directors," and "Class 2003 Directors" in our 2001 Proxy Statement, and is incorporated herein by reference. See also "Our Executive Officers" included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive Compensation-- Option Grant Table," "Executive Compensation--Aggregated Option Exercises and Year-End Option Values" and "Employment Agreements" in our 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 12. VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be included under the caption "Voting Securities of Certain Beneficial Owners and Management" in our 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be included under the caption "Certain Relationships and Related Transactions" in our 2001 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

  1. Index to Consolidated Financial Statements:

   See Consolidated Financial Statements included as part of this Form 10-K beginning at page 37

  2. Financial Statement Schedules:

   Report of Independent Public Accountants.................................  62

   Schedule II--Valuation and Qualifying Accounts...........................  63

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

     *10.05      Amended and Restated Employment Agreement of Patrick S.
                 Pittard (Incorporated by reference to Exhibit 10.06 of the Registrant's Registration Statement on Form S-1/A
                 (File No. 333-59931))

     *10.06      Amendment to Employment Agreement of Jurgen B. Mulder
                 (Incorporated by reference to Exhibit 10.07 of the Registrant's Registration Statement on Form S-1/A (File
                 No. 333-59931))

     *10.07      Employment Agreement of David C. Anderson (Incorporated
                 by reference to Exhibit 10.08 of the Registrant's
                 Registration Statement on Form S-1/A (File No. 333-
                 94017))

      10.08      Employment Agreement of Piers Marmion

      21.01      Subsidiaries of the Registrant

  * Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

  (b) REPORTS ON FORM 8-K

    During the quarter ended December 31, 2000, no reports on Form 8-K were filed by the Registrant

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

                 Signature                           Title                 Date
                 ---------                           -----                 ----
/s/ Patrick S. Pittard                      Chairman, President,     March 29, 2001
___________________________________________   Chief Executive
Patrick S. Pittard                            Officer and Director
(principal executive officer)

/s/ Donald M. Kilinski                      Chief Financial Officer  March 29, 2001
___________________________________________   and
Donald M. Kilinski                            Treasurer
(principal financial and accounting
officer)

/s/ David C. Anderson                       Director                 March 29, 2001
___________________________________________
David C. Anderson

/s/ Thomas J. Friel                         Director                 March 29, 2001
___________________________________________
Thomas J. Friel

/s/ Bengt Lejsved                           Director                 March 29, 2001
___________________________________________
Bengt Lejsved

/s/ Robert Louis-Dreyfus                    Director                 March 29, 2001
___________________________________________
Robert Louis-Dreyfus

/s/ Piers Marmion                           Director                 March 29, 2001
___________________________________________
Piers Marmion

                 Signature                           Title                 Date
                 ---------                           -----                 ----
/s/   Dr. Jurgen B. Mulder                  Director                 March 29, 2001
___________________________________________
Dr. Jurgen B. Mulder

/s/   Gerard R. Roche                       Director                 March 29, 2001
___________________________________________
Gerard R. Roche

/s/   Robert W. Shaw                        Director                 March 29, 2001
___________________________________________
Robert W. Shaw

/s/   Dr. John C. Viney                     Director                 March 29, 2001
___________________________________________
Dr. John C. Viney

/s/   Carlene M. Ziegler                    Director                 March 29, 2001
___________________________________________
Carlene M. Ziegler

/s/   Robert E. Knowling, Jr                Director                 March 29, 2001
___________________________________________
Robert E. Knowling, Jr

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  38
Consolidated Balance Sheets as of December 31, 2000 and 1999..............  39
Consolidated Statements of Income and Comprehensive Income For the Years
 Ended December 31, 2000, 1999 and 1998...................................  41
Consolidated Statements of Stockholders' Equity For the Years Ended
 December 31, 2000, 1999 and 1998.........................................  42
Consolidated Statements of Cash Flows For the Years Ended December 31,
 2000, 1999 and 1998......................................................  43
Notes to Consolidated Financial Statements................................  44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Heidrick & Struggles International, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
February 6, 2001

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share figures)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Current assets:
  Cash and cash equivalents................................ $184,836  $ 76,848
  Accounts receivable--
   Trade, less allowance for doubtful accounts of $16,452
    and $12,435 at December 31, 2000 and 1999,
    respectively...........................................  106,334    83,162
   Other...................................................    7,357     4,241
  Prepaid expenses.........................................   11,783     7,583
  Deferred income taxes, net...............................   26,071    19,881
                                                            --------  --------
    Total current assets...................................  336,381   191,715
                                                            --------  --------
Property and equipment:
  Leasehold improvements...................................   23,904    19,123
  Office furniture and fixtures............................   27,160    22,358
  Automobiles..............................................    2,221     2,227
  Computer equipment and software..........................   39,192    38,947
                                                            --------  --------
                                                              92,477    82,655
  Less--Accumulated depreciation and amortization..........  (39,817)  (30,303)
                                                            --------  --------
    Property and equipment, net............................   52,660    52,352
                                                            --------  --------
Other assets:
  Cash and investments designated for nonqualified
   retirement plans........................................   16,506    32,702
  Investments and other assets.............................   45,097    11,772
  Goodwill and other intangibles, net......................   66,208    45,832
  Deferred income taxes, net...............................    6,792       376
                                                            --------  --------
    Total other assets.....................................  134,603    90,682
                                                            --------  --------
    Total assets........................................... $523,644  $334,749
                                                            ========  ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share figures)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Current liabilities:
  Current maturities of long-term debt..................... $  1,135  $  3,039
  Accounts payable.........................................   10,051     8,052
  Accrued expenses--
   Salaries and employee benefits..........................  150,187    93,606
   Payroll taxes...........................................   10,365     7,156
   Other...................................................   27,888    14,964
  Income taxes payable.....................................   16,415    10,891
                                                            --------  --------
    Total current liabilities..............................  216,041   137,708
                                                            --------  --------
Long-term debt, less current maturities....................      610       --
                                                            --------  --------
Liability for nonqualified retirement plans................   19,316    29,161
                                                            --------  --------
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized, no shares issued at December 31, 2000 and
   1999....................................................      --        --
  Common stock, $.01 par value, 100,000,000 shares
   authorized, of which 19,373,286 and 16,663,151 shares
   were issued and outstanding at December 31, 2000 and
   1999, respectively......................................      194       167
  Additional paid in capital...............................  234,619   124,363
  Retained earnings........................................   56,862    37,445
  Cumulative foreign currency translation adjustment.......   (1,879)     (591)
  Unrealized gain on available-for-sale investments, net of
   tax.....................................................    3,737     6,496
  Deferred compensation....................................   (5,856)      --
                                                            --------  --------
    Total stockholders' equity.............................  287,677   167,880
                                                            --------  --------
    Total liabilities and stockholders' equity............. $523,644  $334,749
                                                            ========  ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share figures)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    2000      1999       1998
                                                  --------  ---------  --------
Revenue.........................................  $594,394  $415,847   $216,836
                                                  --------  ---------  --------
Operating expenses:
Salaries and employee benefits:
  Salaries and employee benefits................   395,105    277,580   161,870
  Nonrecurring compensation charges.............    12,222     14,448    12,748

General and administrative expenses:
  General and administrative expenses...........   156,242    104,144    53,557
  Nonrecurring general and administrative
   charges......................................     1,753        772       --
                                                  --------  ---------  --------
    Total operating expenses....................   565,322    396,944   228,175
                                                  --------  ---------  --------
    Operating income (loss).....................    29,072     18,903   (11,339)
                                                  --------  ---------  --------
Non-operating income (expense):
  Interest income...............................     8,723      3,513     1,585
  Interest expense..............................      (209)    (1,504)     (505)
  Minority interest.............................       208        --        --
  Other, net....................................     7,369        630    (2,212)
                                                  --------  ---------  --------
    Net non-operating income (expense)..........    16,091      2,639    (1,132)
                                                  --------  ---------  --------
Equity in net loss of affiliate.................       --        (630)   (3,417)
                                                  --------  ---------  --------
    Income (loss) before income taxes ..........    45,163     20,912   (15,888)
Provision for income taxes......................    25,746     15,120     1,302
                                                  --------  ---------  --------
    Net income (loss)...........................  $ 19,417  $   5,792  $(17,190)
                                                  ========  =========  ========
Basic earnings (loss) per common share..........  $   1.02  $    0.42  $  (5.85)
                                                  ========  =========  ========
Weighted average common shares outstanding......    18,979     13,642     2,940
                                                  ========  =========  ========
Diluted earnings (loss) per common share........  $   0.95  $    0.42  $  (5.85)
                                                  ========  =========  ========
Diluted weighted average common shares
 outstanding....................................    20,389     13,889     2,940
                                                  ========  =========  ========
Net income (loss)...............................  $ 19,417  $   5,792  $(17,190)
                                                  --------  ---------  --------
Other comprehensive income (loss), before income
 taxes:
  Foreign currency translation adjustment.......    (2,299)       927      (475)
  Unrealized gain (loss) on available-for-sale
   investments..................................    (4,885)     8,294     1,626
                                                  --------  ---------  --------
    Total other comprehensive income (loss),
     before income taxes........................    (7,184)     9,221     1,151
Income tax expense (benefit) related to items of
 other comprehensive income (loss)..............    (3,137)     3,913       494
                                                  --------  ---------  --------
    Other comprehensive income (loss), net of
     income taxes...............................    (4,047)     5,308       657
                                                  --------  ---------  --------
    Comprehensive income (loss).................  $ 15,370  $  11,100  $(16,533)
                                                  ========  =========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                 Accumulated
                                                                    Other
                                           Additional           Comprehensive
                          Common Treasury   Paid in   Retained     Income       Deferred
                          Stock   Stock     Capital   Earnings     (Loss)     Compensation  Total
                          ------ --------  ---------- --------  ------------- ------------ --------
Balance at December 31,
 1997...................   $ 82  $(15,179)  $ 14,466  $    691     $   (60)     $   --     $    --
Treasury stock
 transactions:
 Stock issued...........    --        857     14,095       --          --           --       14,952
 Stock repurchased......    --     (2,149)       --        --          --           --       (2,149)
Net loss................    --        --         --    (17,190)        --           --      (17,190)
Unrealized gain on
 available-for-sale
 investments, net of
 tax....................    --        --         --        --          933          --          933
Foreign currency
 translation adjustment.    --        --         --        --         (276)         --         (276)
Retained earnings
 allocable to
 mandatorily redeemable
 common stock...........    --        --         --      3,730         --           --        3,730
                           ----  --------   --------  --------     -------      -------    --------
Balance at December 31,
 1998...................     82   (16,471)    28,561   (12,769)        597          --          --
Treasury and common
 stock transactions:
 Stock issued for
  Merger................     34    16,471     26,576       --          --           --       43,081
 Stock issued in initial
  public offering.......     42       --      51,783       --          --           --       51,825
 Stock issued to
  employees.............      7       --      14,408       --          --           --       14,415
 Stock issued for
  termination of
  Sullivan employee
  equity ownership
  plan..................      2       --       3,035       --          --           --        3,037
 Release of book value
  restriction...........    --        --         --     44,422         --           --       44,422
Net income..............    --        --         --      5,792         --           --        5,792
Unrealized gain on
 available-for-sale
 investments, net of
 tax....................    --        --         --        --        4,810          --        4,810
Foreign currency
 translation
 adjustment.............    --        --         --        --          498          --          498
                           ----  --------   --------  --------     -------      -------    --------
Balance at December 31,
 1999...................    167       --     124,363    37,445       5,905          --      167,880
Common stock
 transactions:
 Stock issued for
  acquisitions..........      1       --       6,166       --          --           --        6,167
 Stock issued to
  employees.............      1       --       2,997       --          --           --        2,998
 Stock issued in follow-
  on public offering....     25       --      76,160       --          --           --       76,185
 Issuance of restricted
  stock.................    --        --      20,225       --          --        (7,117)     13,108
 Amortization of
  deferred compensation.    --        --         --        --          --         1,222       1,222
 Forfeitures of
  restricted stock......    --        --        (459)      --          --            39        (420)
 Exercise of options....    --        --         553       --          --           --          553
Gain on sale of
 subsidiary stock.......    --        --       2,711       --          --           --        2,711
Subsidiary stock
 repurchase and
 cancellation of
 options................    --        --       1,903       --          --           --        1,903
Net income..............    --        --         --     19,417         --           --       19,417
Unrealized loss on
 available-for-sale
 investments, net of
 tax....................    --        --         --        --       (2,759)         --       (2,759)
Foreign currency
 translation
 adjustment.............    --        --         --        --       (1,288)         --       (1,288)
                           ----  --------   --------  --------     -------      -------    --------
Balance at December 31,
 2000...................   $194  $    --    $234,619  $ 56,862     $ 1,858      $(5,856)   $287,677
                           ====  ========   ========  ========     =======      =======    ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Cash flows from operating activities
 Net income (loss)...............................  $ 19,417  $  5,792  $(17,190)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization...................    19,064    10,591     4,028
 Loss on sale of property and equipment..........       538        63       578
 Gain on sale of equity securities...............    (7,159)     (782)      --
 Deferred income taxes...........................   (12,672)    2,004    (2,230)
 Equity in net loss of affiliate.................       --        630     1,667
 Minority interest in loss of consolidated
  subsidiary.....................................      (208)      --        --
 Nonrecurring charges............................    13,975    15,220       --
 Stock-based compensation expense................     3,920       252    10,166
 Changes in assets and liabilities:
  Trade and other receivables....................   (26,435)  (23,326)   (2,885)
  Accounts payable...............................     1,341     1,058       299
  Accrued expenses...............................    75,175    37,860    10,711
  Income taxes payable...........................     5,720     6,930     1,128
  Nonqualified retirement plan liability.........       923     1,936       250
  Other, net.....................................    (4,240)   (3,449)   (5,508)
                                                   --------  --------  --------
   Net cash provided by operating activities.....    89,359    54,779     1,014
                                                   --------  --------  --------
Cash flows from investing activities
 Acquisitions, net of cash acquired..............   (15,648)   (1,466)   (4,060)
 Purchases of securities for nonqualified
  retirement plan................................      (239)     (482)   (1,488)
 Purchases of property and equipment.............   (17,885)  (21,519)  (15,979)
 Purchases of long-term investments..............   (23,417)      --        --
 Proceeds from sales of equity securities, net ..     7,159       782       --
 Cash acquired in merger transaction with HSI....       --      8,166       --
 Other, net......................................     3,994       445        12
                                                   --------  --------  --------
   Net cash used in investing activities.........   (46,036)  (14,074)  (21,515)
                                                   --------  --------  --------
Cash flows from financing activities
 Proceeds from sales of common stock and treasury
  stock..........................................    76,185    61,158     4,875
 Proceeds from sale of subsidiary stock..........     2,919       --        --
 Proceeds from stock options exercised...........       553       --        --
 Purchases of treasury stock.....................       --        --        (68)
 Repurchase of subsidiary options and stock......   (13,018)      --        --
 Proceeds from debt..............................       --     17,700    28,648
 Payments on debt................................    (1,822)  (53,512)   (9,834)
                                                   --------  --------  --------
   Net cash provided by financing activities.....    64,817    25,346    23,621
                                                   --------  --------  --------
Effect of foreign currency exchange rates on cash
 and cash equivalents............................      (152)     (724)   (2,249)
                                                   --------  --------  --------
Net increase in cash and cash equivalents........   107,988    65,327       871
Cash and cash equivalents:
 Beginning of period.............................    76,848    11,521    10,650
                                                   --------  --------  --------
 End of period...................................  $184,836  $ 76,848  $ 11,521
                                                   ========  ========  ========
Supplemental disclosures of cash flow information
 Cash paid for--
  Interest.......................................  $    118  $  1,626  $    402
  Income taxes...................................    33,400    10,172     8,669
Supplemental schedule of noncash financing and
 investing activities
 Unrealized gain (loss) on available-for-sale
  investments....................................  $ (4,885) $  8,294  $  1,626
 Issuance of notes payable for the purchase of
  treasury stock.................................       --        --      2,081
 Debt from the acquisition of net assets.........     1,745       --      4,358
 Receipt of note receivable for stock sale.......       --        --         98
 Conversion of note receivable to equity.........       --        --      1,750
 Issuance of stock for merger and acquisitions ..     5,084    43,081       --
 Issuance of stock related to the Sullivan equity
  ownership plan.................................       --      3,037       --
 Issuance of stock related to debt from
  acquisition....................................     1,083       --        --

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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All tables in thousands, except per share figures)

1. Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

  Heidrick & Struggles International, Inc. and Subsidiaries (the "Company") are engaged in providing executive-level search and leadership consulting services to clients on a retained basis. The Company operates throughout North and South America, Europe, the Middle East, Africa and Asia Pacific.

 Principles of Consolidation and Basis of Preparation

  On February 26, 1999, Heidrick & Struggles, Inc. merged with and into Heidrick & Struggles International, Inc. (prior to the merger "HSI"), (the "Merger"). For accounting purposes, Heidrick & Struggles, Inc. was treated as the acquiring company and Heidrick & Struggles International, Inc. was treated as the acquired company. The resulting company was renamed Heidrick & Struggles International, Inc.

  The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interests, with Sullivan & Company ("Sullivan"), consummated in September 1999. (See Note 3.)

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 Recently Issued Financial Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000.

  The Company receives warrants for equity securities in its client companies, in addition to its cash fee, for services rendered on some searches. These warrants are carried at fair value. Unrealized gains and losses on warrants are currently excluded from earnings and are reported as a component of other comprehensive income. Some of these warrants meet the definition of a derivative under SFAS 133. As of January 1, 2001, SFAS 133 requires that these warrants be accounted for at their fair value with subsequent changes in fair value reported in earnings, not as a component of other comprehensive income. On January 1, 2001, the Company recorded a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes, as a result of the adoption of SFAS 133.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  During 2000, the FASB issued FASB Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." It clarifies a number of issues concerning the accounting for stock-based compensation. The standard is effective for periods beginning after July 1, 2000 and was adopted by the Company as of that date. Adoption of FIN 44 resulted in a change from fixed to variable accounting for stock options issued to individuals now considered to be non-employees under the Standard's definitions. Adoption has, at present, had no material impact on the Company's financial condition or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 had no material impact on our financial condition or results of operations.

 Cash and Cash Equivalents

  The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents.

 Concentration of Credit Risk

  Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion across many different industries and geographies. At December 31, 2000, the Company had no significant concentrations of credit risk.

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

  Depreciation for financial statement purposes for the years ended December 31, 2000, 1999 and 1998 totaled $16.1 million, $8.8 million, and $3.9 million, respectively. Depreciation is calculated for tax purposes using accelerated methods, where applicable.

 Goodwill and Other Intangibles

  At December 31, 2000 and 1999 goodwill and other intangible assets consisted of the following:

                                                                2000     1999
                                                               -------  -------
      Goodwill and other intangibles.......................... $72,670  $49,492
      Accumulated amortization................................  (6,462)  (3,660)
                                                               -------  -------
      Goodwill and other intangibles, net..................... $66,208  $45,832
                                                               =======  =======

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  Goodwill and other intangible assets are stated at cost and amortized using the straight-line method over the estimated economic useful life. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill or an intangible asset may warrant revision, or that the remaining balance of goodwill or an intangible asset may not be recoverable. The Company evaluates the recoverability of goodwill and intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of such assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. There were no adjustments to the carrying value of goodwill or intangible assets in 2000. Amortization expense for the years ended December 31, 2000, 1999 and 1998 totaled $3.0 million, $1.8 million, and $122,000, respectively.

 Computer Equipment and Software

  In accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," system development costs are capitalized. Once the software is placed in service, it is depreciated using the straight-line method over a three-to-eight year period.

 Investments

  Investments designated for the nonqualified retirement plan are carried at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments designated for the nonqualified retirement plans are debt and equity securities that are classified as available-for-sale securities as more fully described in Note 14.

  The Company's warrants and equity securities in publicly traded and private companies are also carried at fair value. Upon a value event such as an initial public offering or acquisition, the warrants, and any equity securities arising from their exercise, are accounted for as available-for-sale investments. These investments are more fully described in Note 6.

 Revenue Recognition

  Revenue from client services is recognized when such services are earned and realizable. Revenue consists of retainers and indirect expenses billed to clients. Typically, the Company is paid a retainer for its services equal to approximately one-third of the estimated guaranteed first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, the Company often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-month period commencing in the month of acceptance of the contract by its client. For each executive search assignment, the Company and its client enter into a contract which outlines the general terms and conditions of the assignment.

  The Company receives warrants for equity securities in its client companies, in addition to its cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received.

 Income Taxes

  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

 Translation of Foreign Currencies

  The translation of financial statements into U.S. dollars has been performed in accordance with SFAS No. 52, "Foreign Currency Translation." The local currency for all subsidiaries has been designated as the functional currency. Assets and liabilities have been translated into U.S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the average exchange rates for the period. Translation adjustments are reported as a component of other comprehensive income.

 Reclassifications

  Certain amounts in previously issued financial statements have been reclassified to conform to 2000 classifications.

2. Investment in HSI

  Prior to February 26, 1999, the Company had an investment in HSI which was accounted for under the equity method. Based on an agreement between the Company and HSI, effective January 1, 1995, 65% of the net income of HSI was allocated to Class A shares and 35% of the net income of HSI was allocated to Class B shares, regardless of the exact percentage of each class holding. The Company owned all Class B shares of HSI. As a result of this investment, the Company recorded equity in net loss of affiliates of $630,000 and $3.4 million for 1999 and 1998, respectively.

3. Business Combinations

 Acquisitions Accounted for Using the Purchase Method

  During 2000, the Company completed a total of six acquisitions of executive search firms. On December 29, 2000, the Company acquired the Finnish, Russian and Baltic executive search companies of the AMROP worldwide network. The AMROP network is a group of independent loosely linked companies operating throughout the world. The Company purchased Stahlber & Partner OY/Juha Pekka Ahtikari OY, Koik & Partners SIA and Koik & Partners OU. These acquisitions established the Company as the largest executive search firm in Finland and strengthened its presence in the emerging markets of Estonia, Latvia and Russia. On May 1, 2000, the Company acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based executive search firm that specialized in the venture capital and high tech markets. On April 1, 2000, the Company acquired T.A.O. International Group, a senior-level executive search firm with offices in Asia. On March 1, 2000, the Company acquired Argonaut Search Group, LLC, a San Francisco-based executive search firm that specialized in the real estate and financial services industries. The aggregate purchase price of these acquisitions was $24.5 million, consisting of the Company's stock valued at $5.1 million, notes payable of $1.7 million and cash of $17.7 million. These acquisitions were accounted for under the purchase method and resulted in a preliminary allocation to goodwill of $23.2 million. The operating results of these entities have been included in the consolidated financial statements from their acquisition dates.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  On February 26, 1999, the Company merged with and into HSI. The Merger combined the operations of the Company which operated in all regions of the world except Europe, with HSI, a Europe-based company. The transaction was accounted for using purchase accounting and the excess purchase price was allocated to identifiable intangible assets and goodwill on February 26, 1999, as follows:

                                                                Weighted Average
                                                                 Useful Life in
      Asset Classification                           Fair Value      Years
      --------------------                           ---------- ----------------
      Intangible assets.............................  $12,478          17
      Goodwill......................................  $23,152          40

  During 1999, the Company purchased selected assets and liabilities of Redelinghuys & Partners. The purchase price of $1.5 million was paid in cash. On October 1, 1998, the Company purchased selected assets of Heidrick Partners, Inc. The purchase price was $2 million. On June 26, 1998, the Company purchased selected assets and liabilities of Fenwick Partners, Inc. The purchase price was $6.1 million. Each acquisition above was accounted for as a purchase. Goodwill is being amortized over 15 to 40 years using the straight-line method. Results of operations of the acquired companies are included in the consolidated statements of income and comprehensive income since the date of acquisition.

 Acquisition Accounted for Using Pooling of Interests Method

  On September 1, 1999, the Company completed its merger with Sullivan which provided for the exchange of all the outstanding stock of Sullivan for 964,000 shares of the Company's common stock. Sullivan was an executive search firm that specialized in the financial services industry and had revenue of $12.8 million in 1998.

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

  Certain key employees of Sullivan participated in a Phantom Stock Plan, the shares of which vested over an eight-year period. Upon consummation of the merger with the Company, the vesting of the Phantom Shares accelerated to 100% and the Phantom Shares were converted into Sullivan shares which were then exchanged for the Company's common stock.

4. Nonrecurring Charges

  On April 10, 2000, LeadersOnline, Inc. ("LeadersOnline") filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its common stock. In the third quarter of 2000, the Company decided to retain proprietary control of LeadersOnline, and its Internet-enhanced recruiting methods. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission relating to the proposed initial public offering. In connection with the withdrawal of the registration statement, the Company recorded nonrecurring charges in the third quarter. These included a non-cash compensation charge of $12.2 million, which represents the remainder of a $14.9 million non-cash compensation charge related to the issuance of options by LeadersOnline at a price below the deemed fair market value, for accounting purposes, at the time of issuance. The difference of $2.7 million was recorded

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES as a recurring charge over the first three quarters of 2000. The resulting amount of $14.9 million was recorded to additional paid in capital. Also, a $1.8 million charge was recorded for the write-off of expenses related to planning the proposed initial public offering.

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

  During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $298,000 of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. In connection with the Merger, the Mulder acquisition agreement was amended such that during 1999, the remaining cash due (plus interest) of $4.3 million was paid, 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of the Company, at $5.2 million) were issued to such Mulder partners, and $2.9 million of deferred compensation assets were written off resulting in a total compensation charge of $12.4 million. All employment contingencies relating to the Mulder consultants have been eliminated.

  In 1998, the Company incurred nonrecurring compensation charges of $9.9 million arising from the difference between the issuance price of shares issued in December 1998 and the fair market value of such shares at the date of grant, and $2.8 million arising from the early settlement of profit sharing arrangements relating to the acquisition of certain Latin American locations.

5. Public Offerings

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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.2 million to the Company and $31.0 million to the selling stockholders. The Company did not receive any of the proceeds from the sale by selling stockholders. The Company has used and will continue to use the net proceeds from this offering for general corporate purposes including the funding of LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding its technology infrastructure and funding acquisitions.

6. Investments and Other Assets

  The Company had investments and other assets of $45.1 million and $11.8 million at December 31, 2000 and 1999, respectively. Investments include the value of the Company's warrants and equity securities in publicly traded and private companies. The fair value of these warrants and equity securities were $21.6 million and $10.8 million at December 31, 2000 and 1999, respectively.

  Unrealized gains from warrants and equity securities were $3.7 million and $3.8 million, net of consultants' bonuses, administrative and other costs, and taxes at December 31, 2000 and 1999, respectively. Realized gains from the sale of equity securities, net of consultants' bonuses, and administrative and other costs, were $7.2 million and $782,000 for the years ended December 31, 2000 and 1999, respectively, and are included in other non-operating income.

  On October 26, 2000, the Company announced that it entered into an alliance with and invested $10.0 million in ETF Group, a global venture capital firm that helps emerging companies expand into international markets. As part of the agreement, the Company is the preferred global executive search firm for senior-level executives for ETF Group's portfolio companies.

  On June 29, 2000, the Company announced that it had formed a strategic alliance with Silicon Valley Internet Capital ("SVIC"), a newly formed, San Francisco-based company that will create and provide operating support for Internet infrastructure companies. The Company is the preferred global executive search firm for SVIC's companies. The Company invested $10.0 million in SVIC's first round of financing and accounts for this investment using the cost method. At December 31, 2000, the fair value of this investment was deemed to be $9.8 million.

  In addition, the Company had other assets and investments of $3.7 million and $1.0 million at December 31, 2000 and 1999, respectively.

7. Derivative Financial Instrument

  The Company receives warrants for equity securities in its client companies, in addition to its cash fee, for services rendered on some searches. When the warrants are received, revenue is recorded equal to the estimated fair market value of the instrument received. Upon a value event such as an initial public offering or acquisition, the warrants, and any equity securities arising from their exercise, are accounted for as available-for-sale investments. During 1999, the Company entered into a collar agreement to hedge the impact of market value changes of one of these equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the equity securities will be sold during a certain time period. The collar had been designated and was effective as a hedge

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES of the equity security. Unrealized gains and losses on both the equity security and the collar were recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar were recorded in income. Beginning in the fourth quarter of 1999, the Company had the right to put and the counterparty had the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. During the third quarter of 2000, the Company terminated the options and sold the underlying equity security. The Company's realized gain on these shares for the years ended December 31, 2000 and 1999, was $2.8 million and $883,000, respectively, and is included in other non-operating income.

8. Basic and Diluted Earnings Per Common Share

  The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share ("EPS").

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- ------- --------
      Basic EPS
      Income (loss) available to common shareholders.  $19,417 $ 5,792 $(17,190)
      Weighted average common shares outstanding.....   18,979  13,642    2,940
                                                       ------- ------- --------
        Basic EPS....................................  $  1.02 $  0.42 $  (5.85)
                                                       ======= ======= ========
      Diluted EPS
      Income (loss) available to common shareholders.  $19,417 $ 5,792 $(17,190)
                                                       ------- ------- --------
      Weighted average common shares outstanding.....   18,979  13,642    2,940
      Dilutive common shares ........................    1,410     247      --
                                                       ------- ------- --------
      Weighted average diluted common shares
       outstanding...................................   20,389  13,889    2,940
                                                       ------- ------- --------
        Diluted EPS..................................  $  0.95 $  0.42 $  (5.85)
                                                       ======= ======= ========

  The share amounts in the table above reflect a 15.8217 for 1 stock split approved by the Board of Directors on March 26, 1999. Furthermore, the Company filed amendments to the Certificate of Incorporation to change the par value, increase the number of authorized shares of common stock to 100,000,000 shares and to authorize a class of preferred stock of 10,000,000 shares. In February 1999, the Board of Directors adopted, and the stockholders approved, these amendments. The consolidated financial statements, including the number of shares of common stock authorized, issued and outstanding, have been retroactively restated for the effect of this split and the amendments to the Certificate of Incorporation.

9. Line of Credit

  The Company has a $40.0 million reducing revolving credit facility ("line of credit"). This facility will terminate on December 31, 2001. There were no borrowings outstanding under this line of credit at December 31, 2000 and 1999, respectively. At its discretion, the Company may borrow either U.S. dollars on deposit in the United States ("U.S. Borrowings") or U.S. dollars or foreign currencies on deposit outside the United States ("Non-U.S. Borrowings"). A Non-U.S. Borrowing bears interest at the then-existing LIBOR plus a margin as determined by certain tests of the Company's financial condition. A U.S. Borrowing bears interest at the then-existing prime rate. The line of credit has certain financial covenants the Company must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. As of December 31, 2000 and 1999, the Company met all of its financial covenants. The Company is required to pay a commitment fee on the unused portion of the line of credit on a quarterly basis. Commitment fee expense for the year ended December 31, 2000, 1999 and 1998 totaled $79,000, $116,000 and $21,000, respectively.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

10. Long-Term Debt

  At December 31, 2000, long-term debt consists of amounts due as a result of the AMROP acquisitions. The future principal payments on the AMROP debt are as follows:

      Year ended December 31,
        2001............................................................. $1,135
        2002.............................................................    341
        2003.............................................................    269
        2004.............................................................    --
                                                                          ------
                                                                          $1,745
                                                                          ======

  The fair value of debt based on current rates for similar debt is estimated to be $1.5 million at December 31, 2000.

  At December 31, 1999, long-term debt consisted of amounts arising from the Fenwick Partners, Inc. acquisition. This debt was fully paid in June 2000.

11. Stockholder Agreements

  Prior to the Company's initial public offering, the Company was obligated to purchase the shares of stock owned by a stockholder, if the stockholder desired to sell or transfer the shares, or upon a stockholder's termination of employment, at net book value as defined in the stock purchase agreements between the Company and its stockholders. Payments for shares were generally made over a five-year period. Redemption amounts relating to the stock purchase agreements were included in Mandatorily Redeemable Common Stock. These agreements terminated upon the successful completion of the Company's initial public offering on April 26, 1999.

12. Stock Compensation Plans

  In 1998, the Company adopted the 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II (collectively the "Plan"). The Plan serves as a means to attract, reward, and retain selected key employees, outside directors and independent contractors. The Plan is administered by the Compensation Committee of the Board of Directors. Awards may be in the form of options, which may be incentive stock options or non-qualified stock options; stock appreciation rights, or other awards, such as restricted stock units, that are valued based upon the fair market value of shares. Awards may be paid in shares, cash or a combination thereof. No options can be for a term of greater than ten years and the option price per share of common stock cannot be less than 100% of the fair market value of the Company's common stock on the date of grant.

  The maximum number of underlying shares of common stock reserved for issuance under the Plan is based on a formula which shall not exceed an aggregate amount equal to thirty percent (30%) of the highest number of shares of the Company's common stock which are issued and outstanding from time to time during the term of the Plan, provided, however, that in no event will the sum of the total number of shares authorized or reserved for issuance upon the exercise or issuance of all awards granted under the Plan plus the total amount of the Company's issued and outstanding shares of common stock exceed the number of shares of common stock authorized for issuance under the Company's Amended and Restated Certificate of Incorporation.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  Under the Plan, the maximum number of shares of common stock for which awards may be granted during a calendar year to any participant is 275,000. The maximum amount of a performance-based award to any participant with respect to a calendar year of the Company is $2.0 million.

  In 2000, the Company adopted the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan is designed to reward certain employees and independent contractors of the Company who hold the internal title of Partner or Senior Partner through the issuance of restricted stock units which, upon vesting, are immediately convertible into shares of the Company's common stock at a ratio of 1:1.

  The total number of restricted stock units and the underlying shares of the Company's common stock which may be issued or delivered under the RSU Plan shall be determined by the Compensation Committee of the Board of Directors on an annual basis. Under both the Plan and the RSU Plan, the maximum number of shares of common stock reserved for issuance are subject to adjustment for certain anti-dilution provisions.

  During 2000, the Company granted 469,833 restricted stock units to certain of its employees under both the Plan and the RSU Plan. Under the RSU Plan, these restricted stock units cliff vest at 3 years from the date of grant. Under the Plan, the restricted stock units have vesting ranging from ratable vesting over a 3 to 5 year period to a cliff vest of 3 to 5 years from the date of grant. The deferred compensation expense related to restricted stock units is amortized to expense on a straight-line basis over the vesting period and is recorded in stockholders' equity. Total deferred compensation expense amortized for restricted stock units for 2000 was $1.2 million. During 2000, no restricted stock units were eligible for conversion, 11,292 were forfeited and at December 31, 2000, 458,541 were outstanding.

  Stock option activity for the years ended December 31, 2000 and 1999 is as follows:

                                                                Weighted Average
                                                    Number of    Exercise Price
                                                      Shares       Per Share
                                                    ----------  ----------------
Outstanding on December 31, 1998...................        --        $  --
Granted............................................  1,544,282        14.00
Forfeited..........................................    (58,781)       14.00
Outstanding on December 31, 1999...................  1,485,501        14.00
Granted............................................  1,388,950        43.81
Exercised..........................................    (39,865)       14.00
Forfeited..........................................    (94,347)       14.73
                                                    ----------       ------
Outstanding on December 31, 2000...................  2,740,239       $28.85
                                                    ==========       ======

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation cost is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Plan been determined based upon fair value at the grant date for awards under the Plan in accordance with SFAS No. 123, the Company's pro forma net earnings and basic and diluted earnings per share would have been:

                                                                   Year Ended
                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
      Net earnings
        As reported............................................. $19,417 $5,792
        Pro forma...............................................  15,613  4,700
      Basic earnings per share
        As reported............................................. $  1.02 $ 0.42
        Pro forma...............................................    0.82   0.34
      Diluted earnings per share
        As reported............................................. $  0.95 $ 0.42
        Pro forma...............................................    0.77   0.34

  The weighted-average fair value of options granted during 2000 and 1999, estimated on the date of grant using the Black-Scholes option pricing model was $23.99 and $8.56, respectively. The fair value of 2000 and 1999 options granted is estimated on the date of grant using the following assumptions: average risk-free rate of 6.2% and 5.3%, dividend yield of 0% and 0%, expected volatility of 54.3% and 54.3%, and expected option life of 5.4 and 7 years, respectively.

  The following table summarizes information about stock options at December 31, 2000:

                  Options Outstanding                  Options Exercisable
      ----------------------------------------------------------------------
                                 Weighted
                                  Average
                                 Remaining  Weighted                Weighted
      Range of                  Contractual Average                 Average
      Exercise       Number       Life in   Exercise     Number     Exercise
       Prices     Outstanding      years     Price    Exercisable    Price
      --------   -------------- ----------- -------- -------------- --------
                 (in thousands)                      (in thousands)
       $14.00      1,375,439       8.30      $14.00     147,847      $14.00
      $36.65-
       $44.88      1,049,800       6.45       41.17         --          --
      $45.44-
       $57.00        315,000       4.11       52.60         --          --
      -------      ---------       ----      ------     -------      ------
      $14.00-
       $57.00      2,740,239       7.11      $28.85     147,847      $14.00
      =======      =========       ====      ======     =======      ======

13. Sale of Subsidiary Stock

  During the second quarter of 2000, LeadersOnline sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain employees of the Company. The common stock was sold for $5 per share and resulted in net cash proceeds, after expenses, of $2.9 million to LeadersOnline. The Company's ownership interest in LeadersOnline was diluted from 100% to 96.4% as a result of these transactions. The resulting gain to the Company of $2.7 million has been recorded in stockholders' equity. As a result of the decision to retain proprietary control of LeadersOnline, the Company repurchased these shares.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

14. Employee Benefit Plans

Qualified Retirement Plans

  The Company has a defined contribution retirement plan for all eligible employees in the United States. The plan contains a 401(k) provision which provides for employee tax-deferred contributions.

  The Company matched employee contributions on a two-for-one basis up to a maximum contribution of $2,000 per participant for each of the years ended December 31, 2000, 1999 and 1998. The Company also has the option of making discretionary contributions. For the years ended December 31, 2000, 1999 and 1998, the Company elected to contribute to each eligible participant a sum equal to 3.03% of the participant's total compensation (as defined) and an additional 3.03% of the participant's compensation above the Social Security taxable wage base up to the maximum amount allowed by the Internal Revenue Code.

  The plan allows participants the option of having their account balances or portions thereof invested in the Company's common stock. At December 31, 2000 and 1999, the plan held 4,265,809 and 4,755,951 shares, respectively, of the Company's common stock.

  The plan provides that forfeitures will be used to reduce the Company's contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. Company expense for the plan for the years ended December 31, 2000, 1999 and 1998 was $4.5 million, $3.2 million, and $2.5 million, respectively.

Nonqualified Retirement Plans

  The Company had two separate nonqualified retirement plans, one of which was terminated during 2000.

  The first plan was for United States-based employees and included both an optional employee contribution and a discretionary employer contribution. During 2000, this plan was terminated and the proceeds were paid to the participants. The total cash payout to participants was $12.4 million. There was no plan expense for the years ended December 31, 2000, 1999 and 1998. The liability for this retirement plan consisted of the following at December 31, 1999:

                                                                         1999
                                                                        -------
      Employer contributions, less forfeitures......................... $ 5,910
      Employee deferrals...............................................   3,785
      Earnings of designated assets....................................     823
      Distributions....................................................    (448)
                                                                        -------
                                                                        $10,070
                                                                        =======

  The nonqualified retirement plan was fully funded by investments which where classified as investments available-for-sale. These investments were carried at fair value based on publicly reported market quotes as of December 31, 1999. Any unrealized gains and losses on available-for-sale securities were excluded from earnings and were reported as a component of other comprehensive income.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  The following table shows the cost and unrealized gain components of the fair value of the investments at December 31, 1999:

                                                                          1999
                                                                         -------
      Cost basis........................................................ $11,110
      Gross unrealized gain.............................................   4,694
                                                                         -------
        Fair value...................................................... $15,804
                                                                         =======


  The fair value of the assets designated for the nonqualified retirement plan consisted of the following at December 31, 1999:

                                                                         1999
                                                                        -------
      Cash and cash equivalents........................................ $    10
      Stock mutual fund................................................  11,815
      Bond mutual fund.................................................   3,979
                                                                        -------
                                                                        $15,804
                                                                        =======

  These investments were sold when the plan was terminated and the Company realized a gain of $3.7 million which was paid out to the plan's participants, net of tax.

  The Company has a nonqualified retirement plan for employees in the United States classified as senior associates. This plan provides for only discretionary employer contributions. The plan expense for the years ended December 31, 2000, 1999, and 1998 was $504,000, $532,000, and $232,000,
respectively. The liability for this retirement plan at December 31, 2000 and 1999 was $1.6 million and $1.4 million, respectively.

15. Income Taxes

  The sources of earnings before income taxes are as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- ------- --------
      United States................................... $17,384 $16,725 $(10,212)
      Foreign.........................................  27,779   4,187   (5,676)
                                                       ------- ------- --------
          Total....................................... $45,163 $20,912 $(15,888)
                                                       ======= ======= ========

  The provision for income taxes for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                        2000     1999    1998
                                                       -------  ------- -------
      Current--
        Federal....................................... $18,159  $ 6,811 $ 1,883
        State.........................................   6,515    2,014     497
        Foreign.......................................  13,678    4,291     436
      Deferred........................................ (12,606)   2,004  (1,514)
                                                       -------  ------- -------
          Total....................................... $25,746  $15,120 $ 1,302
                                                       =======  ======= =======

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  A reconciliation of income tax expense for the years ended December 31, 2000, 1999 and 1998, to income taxes at the statutory U.S. federal income tax rate of 35% for 2000, 34% for 1999 and 35% for 1998, is as follows:

                                                       2000     1999    1998
                                                      -------  ------- -------
      Income taxes at the statutory U.S. federal
       rate.......................................... $15,807  $ 7,110 $(5,561)
      Increase due to--
        State income taxes, net of federal tax
         benefit.....................................   3,075    1,329     136
        Nondeductible expenses.......................   6,865    5,852   4,985
        Foreign taxes at rates different from the
         statutory U.S. federal tax rate.............     678      807     930
        Other, net...................................    (679)      22     812
                                                      -------  ------- -------
      Provision for income taxes..................... $25,746  $15,120 $ 1,302
                                                      =======  ======= =======

  The deferred tax amounts mentioned above have been classified in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, as follows:

                                                               2000      1999
                                                              -------  --------
      Current deferred tax assets............................ $26,242   $21,429
      Current deferred tax liabilities.......................    (171)   (1,548)
                                                              -------  --------
        Net current deferred tax asset.......................  26,071    19,881
                                                              -------  --------
      Long-term deferred tax assets..........................  15,729    11,542
      Long-term deferred tax liabilities.....................  (8,937)  (11,166)
                                                              -------  --------
        Net long-term deferred tax asset.....................   6,792       376
                                                              -------  --------
          Net deferred income tax asset...................... $32,863   $20,257
                                                              =======  ========

  The deferred tax assets and liabilities consist of the following components as of December 31, 2000 and 1999:

                                                               2000      1999
                                                              -------  --------
      Deferred tax assets--
        Receivable allowances................................ $ 5,716   $ 4,921
        Accrued vacations....................................   1,247     1,074
        Accrued bonuses......................................  20,521    13,347
        Liability for nonqualified retirement plans..........   4,881     8,464
        Other accrued expenses...............................   4,992     2,087
        Leasehold improvements and equipment.................   2,149       918
        Foreign net operating loss carryforwards.............     581     2,856
        Goodwill.............................................   1,703     1,441
        Cumulative translation adjustment....................     762       792
                                                              -------  --------
                                                               42,552    35,900
        Valuation allowance..................................    (581)   (2,929)
                                                              -------  --------
          Net deferred tax assets............................  41,971    32,971
                                                              -------  --------
      Deferred tax liabilities--
        System development costs.............................  (5,416)   (7,088)
        Unrealized gain on available-for-sale investments....  (2,597)   (3,278)
        Other................................................  (1,095)   (2,348)
                                                              -------  --------
          Net deferred tax liabilities.......................  (9,108)  (12,714)
                                                              -------  --------
            Net deferred income taxes........................ $32,863   $20,257
                                                              =======  ========

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

16. Commitments and Contingencies

Operating Leases

  The Company leases office space in various buildings for its own use. The terms of these operating leases provide that the Company pays base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2020. The Company also leases computer equipment which is accounted for as an operating lease.

  Minimum future lease payments due in each of the next five years ending December 31 and thereafter, are as follows:

      Years ending December 31,
        2001.......................................................... $ 29,196
        2002..........................................................   28,805
        2003..........................................................   26,335
        2004..........................................................   22,555
        2005..........................................................   17,895
        Thereafter....................................................   98,386
                                                                       --------
                                                                       $223,172
                                                                       ========

  Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $31.9 million, $21.1 million, and $10.0 million, respectively.

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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

17. Segment Information

  The Company operates principally through two lines of business: Executive Search and LeadersOnline. The Company breaks out revenue and operating income in its Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of the United States and Other (Canada and Latin America). The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Revenue:
Americas
  United States................................... $341,553  $256,394  $190,855
  Other...........................................   21,858    17,342    11,833
International
  Europe..........................................  176,431   118,880       --
  Asia Pacific....................................   34,361    20,614    14,148
                                                   --------  --------  --------
Total Executive Search............................  574,203   413,230   216,836
LeadersOnline.....................................   20,191     2,617       --
                                                   --------  --------  --------
  Total........................................... $594,394  $415,847  $216,836
                                                   ========  ========  ========
Operating income (loss):
Americas
  United States................................... $ 58,552  $ 38,638  $  8,871
  Other...........................................    2,556     3,466    (6,435)
International
  Europe..........................................   17,926    (1,614)      --
  Asia Pacific....................................    5,367     2,944      (308)
                                                   --------  --------  --------
Total Executive Search............................   84,401    43,434     2,128
LeadersOnline.....................................  (27,178)   (5,157)   (1,539)
Corporate.........................................  (28,151)  (19,374)  (11,928)
                                                   --------  --------  --------
  Total........................................... $ 29,072  $ 18,903  $(11,339)
                                                   ========  ========  ========

                                                         As of
                                                     December 31,
                                                   ------------------
                                                     2000      1999
                                                   --------  --------
Identifiable Assets:
Americas
  United States................................... $119,988  $107,698
  Other...........................................   13,904    10,104
International
  Europe..........................................  142,998   102,398
  Asia Pacific....................................   22,237    11,958
                                                   --------  --------
Total Executive Search............................  299,127   232,158
LeadersOnline.....................................    6,037     4,150
Corporate.........................................  218,480    98,441
                                                   --------  --------
  Total........................................... $523,644  $334,749
                                                   ========  ========

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

18. Pension Plans and Life Insurance Contract

  The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed German Mark amounts depending on the function and the pensionable years of service of the employee. The following provides a reconciliation of the benefit obligation:

                                                                2000     1999
                                                               -------  -------
      Change in benefit obligation:
      Benefit obligation at January 1,.......................  $18,842  $18,574
      Service cost...........................................      693      999
      Interest cost..........................................    1,072    1,146
      Actuarial (gain) loss..................................     (482)   1,133
      Benefits paid..........................................     (847)    (302)
      Translation difference.................................   (1,064)  (2,708)
                                                               -------  -------
      Benefit obligation at December 31, ....................   18,214   18,842
      Unrecognized net loss..................................    (499)   (1,133)
                                                               -------  -------
      Net amount recognized..................................  $17,715  $17,709
                                                               =======  =======

      Unfunded status of the plan............................  $18,214  $18,842
      Unrecognized net loss..................................     (499)  (1,133)
                                                               -------  -------
      Accrued benefit cost...................................  $17,715  $17,709
                                                               =======  =======
                                                                2000     1999
                                                               -------  -------
      Assumptions as of December 31:
      Discount rate (weighted average).......................    6.5%     6.0%
      Rate of compensation increase..........................    4.0%     4.0%

      Components of net periodic benefit cost:
      Service cost...........................................  $   693  $   999
      Interest cost..........................................    1,072    1,146
                                                               -------  -------
      Net periodic benefit cost..............................  $ 1,765  $ 2,145
                                                               =======  =======

  The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value at December 31, 2000 and 1999 was $16.5 million and $16.9 million, respectively. Because the reinsurance is not segregated from the Company's assets for purposes of SFAS No. 87, "Employers' Accounting for Pensions," the reinsurance is not regarded as an asset with respect to the pension plan. This pension plan was included in the consolidated financial statements effective with the Merger.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  During 2000, the Company established a defined benefit pension plan for its CEO. The plan is not funded. The following provides a reconciliation of the benefit obligation:

                                                                          2000
                                                                         ------
      Change in benefit obligation:
      Benefit obligation at January 1,.................................. $  --
      Service cost......................................................  1,127
      Interest cost.....................................................    338
      Actuarial loss....................................................    --
                                                                         ------
      Benefit obligation at December 31,................................  1,465
      Unrecognized net loss.............................................    --
                                                                         ------
      Accrued benefit cost.............................................. $1,465
                                                                         ======
      Assumptions as of December 31:
      Discount rate (weighted average)..................................   7.0%
      Rate of compensation increase.....................................    --

      Components of net periodic benefit cost:
      Service cost...................................................... $1,127
      Interest cost.....................................................    338
                                                                         ------
      Net periodic benefit cost......................................... $1,465
                                                                         ======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Heidrick & Struggles International, Inc. and Subsidiaries:

  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES included in this Form 10-K report and have issued our report thereon dated February 6, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II--Heidrick & Struggles International, Inc. Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 6, 2001

                                  SCHEDULE II

                    Heidrick & Struggles International, Inc.

                       Valuation and Qualifying Accounts

                                      Charged   Deduction
                          Balance at     to     Including               Balance at
                         Beginning of Costs &   Currency                  End of
                             Year     Expenses Translation Acquisitions    Year
                         ------------ -------- ----------- ------------ ----------
Year Ended December 31:
  Allowance for doubtful
   accounts
    2000................   $12,435     26,322    (22,305)       --       $16,452
                           -------     ------    -------      -----      -------
    1999................   $ 4,669     10,405     (6,483)     3,844      $12,435
                           -------     ------    -------      -----      -------
    1998................   $ 3,276      5,356     (3,963)       --       $ 4,669
                           -------     ------    -------      -----      -------