Form 10-Q
period 2001-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2001-05-15
CIK 1066605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes X     No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Company's common stock as of May 10, 2001 was 19,251,051.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2001
             (Unaudited) and December 31, 2000                                                                                  3

            Unaudited Consolidated Statements of Income and Comprehensive
             Income for the three months ended March 31, 2001 and 2000                                                          5

            Unaudited Consolidated Statement of Stockholders'
             Equity for the three months ended March 31, 2001                                                                   6

            Unaudited Consolidated Statements of Cash Flows
             for the three months ended March 31, 2001 and 2000                                                                 7

            Unaudited Notes to Consolidated Financial
             Statements                                                                                                         8

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                               11

   Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                                             16


PART II.    OTHER INFORMATION                                                                                                  17

SIGNATURE                                                                                                                      18


           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                  March 31,               December 31,
                                                                                    2001                      2000
                                                                                 ----------               -----------
                                                                                 (unaudited)
Current assets:

  Cash and cash equivalents                                                       $136,461                  $184,836

  Accounts receivable, net of allowance for doubtful accounts                       97,461                   106,334

  Other receivables                                                                  5,887                     7,357

  Prepaid expenses                                                                  16,574                    11,783

  Deferred income taxes, net                                                        27,092                    26,071
                                                                                  --------                  --------
     Total current assets                                                          283,475                   336,381
                                                                                  --------                  --------

Property and equipment, net                                                         51,560                    52,660
                                                                                  --------                  --------
Other assets:

  Cash and investments designated for nonqualified retirement plans                 15,925                    16,506

  Investments and other assets                                                      41,990                    45,097

  Deferred income taxes, net                                                         4,822                     6,792

  Goodwill and other intangibles, net                                               64,939                    66,208
                                                                                  --------                  --------
     Total other assets                                                            127,676                   134,603
                                                                                  --------                  --------

     Total assets                                                                 $462,711                  $523,644
                                                                                  ========                  ========

 The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                       March 31,               December 31,
                                                                                         2001                      2000
                                                                                      -----------              ------------
                                                                                      (unaudited)
Current liabilities:
 Current maturities of long-term debt                                                  $  1,054                   $  1,135
 Accounts payable                                                                        11,110                     10,051
 Accrued expenses:
  Salaries and employee benefits                                                         85,909                    160,552
  Other                                                                                  23,475                     27,888
 Income taxes payable                                                                    14,384                     16,415
                                                                                       --------                   --------
  Total current liabilities                                                             135,932                    216,041
                                                                                       --------                   --------
Long-term debt, less current maturities                                                     566                        610
                                                                                       --------                   --------
Liability for nonqualified retirement plans                                              19,900                     19,316
                                                                                       --------                   --------
Stockholders' equity

 Preferred stock, $.01 par value, 10,000,000 shares authorized,
  no shares issued at March 31, 2001 and December 31, 2000                                    -                          -
 Common stock, $.01 par value, 100,000,000 shares authorized, of which
  19,375,821 and 19,373,286 shares were issued at March 31, 2001
  and December 31, 2000, respectively                                                       194                        194
 Treasury stock at cost, 25,000 shares at March 31, 2001                                   (705)                         -
 Additional paid-in capital                                                             253,931                    234,619
 Retained earnings                                                                       66,193                     56,862
 Cumulative foreign currency translation adjustment                                      (5,145)                    (1,879)
 Unrealized gain on available-for-sale investments, net of tax                              458                      3,737
 Deferred compensation                                                                   (8,613)                    (5,856)
                                                                                       --------                   --------
  Total stockholders' equity                                                            306,313                    287,677
                                                                                       --------                   --------

  Total liabilities and stockholders' equity                                           $462,711                   $523,644
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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                 (unaudited)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  ------------------------
                                                                                                    2001            2000
                                                                                                  --------        --------

Revenue                                                                                           $139,268        $131,936
                                                                                                  --------        --------
Operating expenses:
   Salaries and employee benefits                                                                   87,090          92,400
   General and administrative expenses                                                              44,329          35,810
                                                                                                  --------        --------
       Total operating expenses                                                                    131,419         128,210
                                                                                                  --------        --------
       Operating income                                                                              7,849           3,726
                                                                                                  --------        --------

Non-operating income (expense):
   Interest income                                                                                   2,061           1,517
   Interest expense                                                                                    (41)            (75)
   Realized gains on investments                                                                       254           1,522
   Unrealized loss on derivative instruments                                                        (1,475)            -
   Other, net                                                                                         (162)            174
                                                                                                  --------        --------
       Net non-operating income                                                                        637           3,138
                                                                                                  --------        --------
       Income before income taxes and cumulative effect of accounting change                         8,486           6,864
Provision for income taxes                                                                           3,649           3,349
                                                                                                  --------        --------
Net income before cumulative effect of accounting change                                             4,837           3,515
       Cumulative effect of accounting change, net of tax                                            4,494             -
                                                                                                  --------        --------
Net income                                                                                        $  9,331        $  3,515
                                                                                                  ========        ========

Basic earnings per common share:
   Income before cumulative effect of accounting change                                           $   0.25        $   0.19
   Cumulative effect of accounting change                                                             0.23             -
                                                                                                  --------        --------
   Total basic earnings per common share                                                          $   0.48        $   0.19
                                                                                                  ========        ========

Diluted earnings per common share:
   Income before cumulative effect of accounting change                                           $   0.24        $   0.18
   Cumulative effect of accounting change                                                             0.22             -
                                                                                                  --------        --------
   Total diluted earnings per common share                                                        $   0.45        $   0.18
                                                                                                  ========        ========

Weighted average common shares outstanding:
   Basic                                                                                            19,374          18,075
                                                                                                  ========        ========
   Diluted                                                                                          20,571          19,315
                                                                                                  ========        ========

Net income                                                                                        $  9,331        $  3,515
                                                                                                  --------        --------
Other comprehensive income (loss), before income taxes:
   Foreign currency translation adjustment                                                          (5,729)         (1,874)
   Unrealized gain on available-for-sale investments                                                   540           4,980
   Cumulative effect of accounting change                                                           (6,067)            -
                                                                                                  --------        --------
       Total other comprehensive income (loss), before income taxes                                (11,256)          3,106
Income tax expense (benefit) related to items of other comprehensive income                         (4,711)          1,372
                                                                                                  --------        --------
       Other comprehensive income (loss), net of income taxes                                       (6,545)          1,734
                                                                                                  --------        --------
       Comprehensive income                                                                       $  2,786        $  5,249
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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                               Accumulated
                                                                                                  Other
                                                                                                 Compre-
                                                                       Additional                hensive     Deferred
                                                   Common   Treasury    Paid-in     Retained     Income        Com-
                                                   Stock     Stock      Capital     Earnings     (Loss)      pensation    Total
                                                   ------   --------   ----------   --------   -----------   ---------   --------
Balance as of December 31, 2000                     $194     $  -       $234,619     $56,862     $ 1,858      $(5,856)   $287,677
Treasury and common stock transactions:
  Issuance of restricted stock                        -         -         17,565        -           -          (3,397)     14,168
  Amortization of deferred compensation               -         -           -           -           -             635         635
  Forfeitures of restricted stock                     -         -            (44)       -           -               5         (39)
  Exercise of stock options                           -         -             25        -           -            -             25
  Repurchases of treasury stock                       -       (705)         -           -           -            -           (705)
Issuance of stock options                             -         -          1,766        -           -            -          1,766
Cumulative effect of accounting change, net of tax    -         -           -          4,494      (3,581)        -            913
Net income                                            -         -           -          4,837        -            -          4,837
Unrealized gain on available-for-sale investments,
 net of tax                                           -         -           -           -            302         -            302
Foreign currency translation adjustments, net
 of tax                                               -         -           -           -         (3,266)        -         (3,266)
                                                    ----     -----      --------     -------     -------      -------    --------
Balance as of March 31, 2001                        $194     $(705)     $253,931     $66,193     $(4,687)     $(8,613)   $306,313
                                                    ====     =====      ========     =======     =======      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       -------------------------
                                                                                         2001             2000
                                                                                       --------         --------
Cash flows from operating activities
   Net income                                                                          $  9,331         $  3,515
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                                                    4,933            3,120
         Gain on sale of equity securities, net                                            (254)          (1,522)
         Deferred income taxes                                                           (1,075)          (1,808)
         Unrealized loss on derivative instruments                                        1,475              -
         Cumulative effect of accounting change, net of tax                              (4,494)             -
         Stock-based compensation                                                           635              965
         Changes in assets and liabilities:
              Trade and other receivables                                                 3,106          (12,733)
              Accounts payable                                                            3,976           (1,233)
              Accrued expenses                                                          (53,839)            (185)
              Income taxes payable                                                       (2,012)             810
              Other, net                                                                 (4,363)          (2,729)
                                                                                       --------         --------
                     Net cash used in operating activities                              (42,581)         (11,800)
                                                                                       --------         --------

Cash flows from investing activities
   Acquisitions, net of cash acquired                                                       -             (1,667)
   Purchases of property and equipment                                                   (4,291)          (5,865)
   Proceeds from sales of equity securities, net                                            254            1,522
   Other, net                                                                               925           (1,753)
                                                                                       --------         --------
                     Net cash used in investing activities                               (3,112)          (7,763)
                                                                                       --------         --------

Cash flows from financing activities
   Proceeds from stock options exercised                                                     25              -
   Proceeds from sales of common stock                                                      -             76,359
                                                                                       --------         --------
                     Net cash provided by financing activities                               25           76,359
                                                                                       --------         --------
Effect of foreign currency exchange rates on cash
   and cash equivalents                                                                  (2,707)            (565)
                                                                                       --------         --------

Net increase (decrease) in cash and cash equivalents                                    (48,375)          56,231

Cash and cash equivalents:
   Beginning of period                                                                  184,836           76,848
                                                                                       --------         --------
   End of period                                                                       $136,461         $133,079
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

1. Interim Financial Data

   The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries (the "Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations, stockholders' equity and cash flows. Certain prior year amounts have been reclassified to conform with the 2001 classifications. These financial statements and notes are to be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders on Form 10-K (File No. 0-25837) for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.


2.  Derivative Instruments

   The Company receives warrants for equity securities in its client companies, in addition to its cash fee, on some searches. Prior to January 1, 2001, when the warrants were received, revenue was recorded equal to the estimated fair market value of the instrument received. Upon a value event, such as an initial public offering or acquisition, the warrants, and any equity securities arising from their exercise, were accounted for as available-for-sale investments with unrealized gains and losses reported as a component of other comprehensive income. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Some of the Company's warrants meet the definition of a derivative instrument under SFAS 133 and therefore subsequent changes in their fair value must now be recorded in earnings, rather than as a component of other comprehensive income. Going forward, each quarter's earnings are anticipated to be affected by the fluctuations in the fair value of these derivative instruments. The Company recognized an unrealized loss of $1.5 million in earnings, net of consultants' bonuses and administrative and other costs, during the three months ended March 31, 2001, due to changes in the fair value of these derivative instruments during the period. In addition, the fair value of warrants received is no longer recorded in revenue upon receipt; instead the fair value is being recorded as an unrealized gain in non-operating income, net of consultants' bonuses and administrative and other costs.

   During 1999, the Company entered into a collar agreement to hedge the impact of market value changes of one of its equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the securities will be sold during a certain time period. The collar had been designated and was effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar were recorded in equity and other comprehensive income. When realized, gains and losses on the equity security and the collar were recorded in income. Beginning in the fourth quarter of 1999, the Company had the right to put and the counterparty had the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. The unrealized pre-tax gain on these hedged shares at March 31, 2000 was $2.6 million. The Company's realized gain on these shares for the three months ended March 31, 2000 was $917,000. During the third quarter of 2000, the Company terminated the options and sold the underlying equity security.

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)

3. Cumulative Effect of Change in Accounting Principle

   As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes (See Note 2).


4. Basic and Diluted Earnings Per Share

   Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted.

   The following is a reconciliation of the shares used in the computation of basic and diluted earnings per common share ("EPS").

                                                              Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                             2001             2000
                                                           -------          -------
Basic EPS
Income available to common stockholders                    $ 9,331          $ 3,515
Weighted average common shares outstanding                  19,374           18,075
                                                           -------          -------
Basic EPS                                                  $  0.48          $  0.19
                                                           =======          =======

Diluted EPS
Income available to common stockholders                    $ 9,331          $ 3,515
                                                           -------          -------
Weighted average common shares outstanding                  19,374           18,075
Dilutive common shares                                       1,197            1,240
                                                           -------          -------
Weighted average diluted common shares
        outstanding                                         20,571           19,315
                                                           -------          -------
Diluted EPS                                                $  0.45          $  0.18
                                                           =======          =======

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)

5.  Segment Information

    The Company adjusted its segment reporting in 2001 to reflect the current internal management reporting structure, which included some changes in the allocation of certain costs to operations and corporate expenses. The Company operates principally through two lines of business: Executive Search and LeadersOnline. The Company breaks out revenue and operating income in its Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of North America and Latin America. The North America region includes the U.S. (except Miami) and Canada. The Latin America region includes Mexico and the rest of Latin America, as well as Miami, which serves as its gateway office to the region. The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ----------------------
                                                                    2001          2000
                                                                  --------      --------
Revenue:
Americas
  North America                                                   $ 70,080      $ 74,799
  Latin America                                                      4,335         4,427
International
  Europe                                                            51,744        41,384
  Asia Pacific                                                       7,883         8,122
                                                                  --------      --------
Total Executive Search                                             134,042       128,732
LeadersOnline                                                        5,226         3,204
                                                                  --------      --------
  Total                                                           $139,268      $131,936
                                                                  ========      ========

Operating income (loss):
Americas
  North America                                                   $  7,288      $ 13,086
  Latin America                                                       (217)          115
International
  Europe                                                             9,436         2,962
  Asia Pacific                                                         734         1,190
                                                                  --------      --------
Total Executive Search                                              17,241        17,353
LeadersOnline                                                       (1,686)       (4,186)
Corporate                                                           (7,706)       (9,441)
                                                                  --------      --------
  Total                                                           $  7,849      $  3,726
                                                                  ========      ========


                                                                    As of        As of
                                                                  March 31,   December 31,
                                                                    2001         2000
                                                                  --------    ------------
Identifiable assets:
Americas
  North America                                                   $117,330      $123,468
  Latin America                                                      8,843        10,424
International
  Europe                                                           126,646       144,230
  Asia Pacific                                                      20,715        22,237
                                                                  --------      --------
Total Executive Search                                             273,534       300,359
LeadersOnline                                                        3,848         4,805
Corporate                                                          185,329       218,480
                                                                  --------      --------
  Total                                                           $462,711      $523,644
                                                                  ========      ========

           Heidrick & Struggles International, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


6. Public Offering

   On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.2 million to the Company and $31.0 million to the selling stockholders. The Company did not receive any of the proceeds from the sale by the selling stockholders. The Company has used and will continue to use the net proceeds from this offering for general corporate purposes including funding LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding its technology infrastructure and funding acquisitions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Heidrick & Struggles International, Inc. ("HSI Group") is the world's premier provider of executive-level search and leadership consulting services. Based on revenue derived from placing senior-level executives, we are one of the largest senior-level executive search firms in the world. We provide executive-level search and leadership consulting services through our global network of offices to a broad range of clients, including Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations, and other leading private and public entities. Through our Internet-enhanced search business, LeadersOnline, Inc. ("LeadersOnline"), we target the recruitment market for mid-level executives and professionals. We also provide other human capital management services that complement our core Executive Search business, including management assessment and placement of interim executive management.

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

   We completed several other acquisitions and mergers in the past two years. On December 29, 2000, we acquired the Russian, Finnish and Baltic executive search companies of the AMROP worldwide network. On May 1, 2000, we acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based executive search firm that specialized in the venture capital and high tech markets. On April 1, 2000, we acquired TAO International Group, a senior-level executive search firm with offices in Asia. On March 1, 2000, we completed the acquisition of Argonaut Search Group, LLC, a San Francisco-based executive search firm that specialized in the real estate and financial services industries. In December 1999, we completed the acquisition of Redelinghuys & Partners, a senior-level executive search firm in the Republic of South Africa. These acquisitions were accounted for using the purchase method of accounting, with the results of the acquired companies included in the Consolidated Statements of Income and Comprehensive Income beginning on the date of the respective acquisition. In September 1999, we merged with Sullivan & Company ("Sullivan"), an executive search firm that specialized in the financial services industry. This transaction was accounted for using the pooling of interests method of accounting.

   With offices in 79 locations in 37 countries throughout North and South America, Europe, the Middle East, Africa and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to net earnings. However, because certain assets or liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations in the valuation of such assets or liabilities. For financial information by geographic segment see Note 5 of our Consolidated Financial Statements.

Results of Operations

   The following table summarizes the results of our operations as a percentage of revenue for the three months ended March 31, 2001 and 2000:


                                                                      Three Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                    2001             2000
                                                                   ------           ------
Revenue                                                             100.0  %         100.0 %
                                                                   ------           ------
Operating expenses:
   Salaries and employee benefits                                    62.5             70.0
   General and administrative expenses                               31.8             27.1
                                                                   ------           ------
      Total operating expenses                                       94.3             97.1
                                                                   ------           ------
      Operating income                                                5.7              2.9
                                                                   ------           ------
Non-operating income (expense):
   Interest income                                                    1.5              1.1
   Interest expense                                                   -               (0.1)
   Realized gains on investments                                      0.2              1.2
   Unrealized loss on derivative instruments                         (1.1)             -
   Other, net                                                        (0.1)             0.1
                                                                   ------           ------
      Net non-operating income                                        0.5              2.3
                                                                   ------           ------
      Income before income taxes and cumulative effect
       of accounting change                                           6.2              5.2
Provision for income taxes                                            2.6              2.5
                                                                   ------           ------
Net income before cumulative effect of accounting change              3.6              2.7
   Cumulative effect of accounting change, net of tax                 3.2              -
                                                                   ------           ------
Net income                                                            6.8 %            2.7 %
                                                                   ======           ======

     The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. We adjusted our segment reporting in 2001 to reflect the current internal management reporting structure, which included some changes in the allocation of certain costs to operations and corporate expenses. We operate principally through two lines of business: Executive Search and LeadersOnline. We break out revenue and operating income in our Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of North America and Latin America. The North America region includes the U.S. (except Miami) and Canada. The Latin America region includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region. The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.

                                                     Three Months Ended
                                                         March 31,
                                                    --------------------
                                                      2001        2000
                                                    --------    --------
          Revenue:
          Americas
            North America                           $ 70,080    $ 74,799
            Latin America                              4,335       4,427
          International
            Europe                                    51,744      41,384
            Asia Pacific                               7,883       8,122
                                                    --------    --------
          Total Executive Search                     134,042     128,732
          LeadersOnline                                5,226       3,204
                                                    --------    --------
            Total                                   $139,268    $131,936
                                                    ========    ========

          Operating income (loss):
          Americas
            North America                           $  7,288    $ 13,086
            Latin America                               (217)        115
          International
            Europe                                     9,436       2,962
            Asia Pacific                                 734       1,190
                                                    --------    --------
          Total Executive Search                      17,241      17,353
          LeadersOnline                               (1,686)     (4,186)
          Corporate                                   (7,706)     (9,441)
                                                    --------    --------
            Total                                   $  7,849    $  3,726
                                                    ========    ========

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Revenue. Our revenue increased $7.4 million, or 5.6%, to $139.3 million for the three months ended March 31, 2001 from $131.9 million for the three months ended March 31, 2000. Excluding the effect of foreign currency translation into the U.S. dollar, revenue grew over 9%. This increase was due to continued demand for our services across a number of industries and disciplines, especially financial services, professional services, industrial and health care. We believe this increase reflects the strength of our top-tier search work despite times of economic uncertainty.

     Our revenue within Executive Search grew 4.1% to $134.0 million in the 2001 first quarter, up from $128.7 million in the 2000 first quarter. Although fewer searches were conducted overall, CEO searches remained strong, which resulted in a higher level of fees per search. Confirmed searches decreased 12% from the 2000 first quarter while fees per search rose 18%.

     Revenue in North America was $70.1 million, a decrease of $4.7 million or 6.3%, from $74.8 million in the 2000 first quarter. Strength in the health care and professional services practices partially offset a decline in the financial services practice. In Latin America, revenue decreased 2.1% to $4.3 million in the 2001 first quarter from

$4.4 million in the 2000 first quarter, as the region felt some of the effects of a weakening U.S. economy. The decline in revenue was primarily from our technology practice. Revenue in Europe increased $10.3 million or 25.0% to $51.7 million from $41.4 million in the 2000 first quarter, due to particularly strong performance from the financial services and professional services practices. Excluding the impact of foreign currency translation into the U.S. dollar, Europe's revenue grew 35.0% on a local currency basis over the comparable quarter in 2000. In Asia Pacific, revenue was $7.9 million, a decrease of 2.9% from $8.1 million in the first quarter of 2000. Excluding the impact of foreign currency translation into the U.S. dollar, revenue grew 6.3% on a local currency basis over the comparable quarter in 2000.

   LeadersOnline generated $5.2 million of revenue in the 2001 first quarter compared to $3.2 million of revenue in the 2000 first quarter due to increased demand for our services. During the first quarter of 2001, LeadersOnline entered into contracts for 90 new searches, with an average fee of $41,000 per placement, which represents 29% of the average compensation level of $143,000. LeadersOnline typically charges about one-third of the placed candidate's salary, although its fees can vary depending on several factors, most important of which is the number of positions per assignment.

   Salaries and employee benefits. Our salaries and employee benefits decreased $5.3 million, or 5.7%, to $87.1 million for the three months ended March 31, 2001 from $92.4 million for the three months ended March 31, 2000. As a percentage of revenue, salaries and employee benefits decreased to 62.5% in the first quarter of 2001 from 70.0% in the first quarter of 2000. This improvement was primarily due to approximately $13.0 million of expense reductions, predominantly related to performance-based compensation. Under our variable compensation structure, consultants do not earn compensation on fees not collected and we recorded $10.3 million in bad debt related expenses in the first quarter of 2001. In addition, the reduction was due to several other performance-related items, including the recoupment of current period and previously recorded performance-related bonus accruals that were not earned due to individuals not meeting required performance goals in 2000, and reduced discretionary compensation, which is based on management meeting certain pre-determined financial targets in 2001. Partially offsetting the reduction was an increase in expense due to a greater number of executive search consultants and support staff. During the first quarter of 2001, we hired 36 executive search consultants, net of departures, bringing the total to 546 as of March 31, 2001. The number of consultants at March 31, 2001 represents a 32.8% increase over the 411 consultants we employed at March 31, 2000.

   General and administrative expenses. Our general and administrative expenses increased $8.5 million, or 23.8%, to $44.3 million for the three months ended March 31, 2001 from $35.8 million for the three months ended March 31, 2000. As a percentage of revenue, general and administrative expenses increased to 31.8% in the first quarter of 2001 from 27.1% in the first quarter of 2000. This percentage increase was due to an increase in bad debt expense, higher facilities expenses related to the increase in executive search consultants and support staff over the past year, and an increase in depreciation and amortization due to office expansions and investments in technology.

   Net non-operating income. Our net non-operating income decreased $2.5 million to $637,000 for the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2000. This decrease was primarily due to a $1.5 million unrealized loss on derivative instruments from a portion of our warrant portfolio, net of consultants' bonuses and administrative and other costs during the three months ended March 31, 2001 (See Note 2 in the Notes to Consolidated Financial Statements). In addition, our realized gains from the sale of equity obtained as part of our warrant program were $254,000 for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2000. The decrease was partially offset primarily by an increase in interest income arising from the investment of the net proceeds received from our initial and follow-on public offerings (See Note 6 in the Notes to Consolidated Financial Statements) and the cash generated from 2000 operations.

   Cumulative effect of change in accounting principle. On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. As a result, we recorded a transition adjustment of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes (See Note 3 in the Notes to Consolidated Financial Statements).

Pro Forma Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     The following table provides our pro forma results of operations and such data as a percentage of revenue for the three months ended March 31, 2001 and 2000. The data excludes the $4.5 million, net of tax, cumulative effect of a change in an accounting principle and the $1.5 million unrealized loss on derivative instruments arising from the adoption of SFAS 133 (See Note 2 in the Notes to Consolidated Financial Statements).

                                                            Three Months Ended March 31,
                                                             2001                 2000
                                                      -----------------     -----------------
Revenue                                               $139,268    100.0%    $131,936    100.0%
                                                      --------    -----     --------    -----
Operating expenses:
  Salaries and employee benefits                        87,090     62.5       92,400     70.0
  General and administrative expenses                   44,329     31.8       35,810     27.1
                                                      --------    -----     --------    -----
     Total operating expenses                          131,419     94.3      128,210     97.1
                                                      --------    -----     --------    -----
     Operating income                                    7,849      5.7        3,726      2.9
                                                      --------    -----     --------    -----

Non-operating income (expense):
  Interest income                                        2,061      1.5        1,517      1.1
  Interest expense                                         (41)       -          (75)    (0.1)
  Realized gains on investments                            254      0.2        1,522      1.2
  Other, net                                              (162)    (0.1)         174      0.1
                                                      --------    -----     --------    -----
     Net non-operating income                            2,112      1.6        3,138      2.3
                                                      --------    -----     --------    -----
     Income before income taxes                          9,961      7.3        6,864      5.2
Provision for income taxes                               4,283      3.1        3,349      2.5
                                                      --------    -----     --------    -----
Net income                                            $  5,678      4.2%    $  3,515      2.7%
                                                      ========    =====     ========    =====
Basic earnings per common share                       $   0.29              $   0.19
                                                      ========              ========
Basic  weighted average common shares outstanding       19,374                18,075
                                                      ========              ========
Diluted earnings per common share                     $   0.28              $   0.18
                                                      ========              ========
Diluted weighted average common shares outstanding      20,571                19,315
                                                      ========              ========

Liquidity and Capital Resources

     We periodically evaluate our liquidity requirements, capital needs and availability of capital resources based on our plans for expansion and other operating needs. We finance our operations through internally generated funds and the availability of borrowings under our credit facilities. In addition, we received $51.8 million from our initial public offering in April 1999 and $76.2 million from our follow-on public offering in February 2000. We pay a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on Company performance and the performance of the respective employee.

     We believe that the net proceeds from our common stock offerings, together with funds expected to be generated from operations and our lines of credit, will be sufficient to finance our operations for the foreseeable future. However, if we undertake significant acquisitions or other investment activities, we may need access to additional sources of debt or equity financing.

     We maintained cash and cash equivalents at March 31, 2001 and 2000 of $136.5 million and $133.1 million, respectively. For the three months ended March 31, 2001, cash flows used in operating activities were $42.6 million, due primarily to the payment of the remaining 2000 bonuses. For the three months ended March 31, 2000, cash flows used in operating activities were $11.8 million. There was an increase in working capital partly offset by net income.

   On March 1, 2000, we completed our acquisition of Argonaut Search Group, LLC for $2.5 million in cash and shares of the Company's common stock.

   The amount of cash received during the three months ended March 31, 2001 and 2000 as a result of the sale of equity securities received as part of our warrant program was $254,000 and $1.5 million, net of consultants' bonuses and administrative and other costs, respectively.

   Capital expenditures were $4.3 million and $5.9 million for the three months ended March 31, 2001 and 2000, respectively. These expenditures were primarily for office furniture and fixtures, leasehold improvements, and computer equipment and software.

   Cash flows provided by financing activities were $25,000 for the three months ended March 31, 2001, resulting from the proceeds from stock options exercised. Cash flows provided by financing activities were $76.4 million for the three months ended March 31, 2000, resulting from the net proceeds raised in the follow-on public offering (See Note 6 in our Notes to Consolidated Financial Statements).

   On March 16, 2001, we announced that our Board of Directors had authorized management to repurchase up to two million shares of our common stock over the next two years. During the three months ended March 31, 2001, we repurchased 25,000 shares of our common stock, for which, the cash settlement occurred in April 2001.

   We have a $40.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001 but we expect to replace it with a similar or larger facility. There were no borrowings outstanding under this line of credit at March 31, 2001 and 2000, respectively. At our discretion, we may borrow either U.S. dollars on deposit in the United States or U.S. dollars or foreign currencies on deposit outside the United States. Non-U.S. borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of our financial condition. U.S. borrowings bear interest at the then-existing prime rate.

   The current line of credit has certain financial covenants we must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. At March 31, 2001, we were in compliance with these financial covenants.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Derivative Instruments

   We receive warrants for equity securities in our client companies, in addition to our cash fee, on some searches. Some of these warrants meet the definition of a derivative instrument under SFAS 133 and therefore subsequent changes in their fair value must now be recorded in earnings, rather than as a component of other comprehensive income. As a result of the adoption of SFAS 133 on January 1, 2001, we recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes. Going forward, each quarter's earnings are anticipated to be affected by the fluctuations in the fair value of these derivative instruments. We recognized an unrealized loss of $1.5 million in earnings, net of consultants' bonuses and administrative and other costs, during the three months ended March 31, 2001, due to changes in the fair value of these derivative instruments during the period (See Note 2 in the Notes to Consolidated Financial Statements).


Currency Market Risk

   Historically, we have not experienced any significant translation gains or losses on transactions involving U.S. dollars and other currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to net earnings.

Forward-Looking Statements

     The Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions regarding general economic trends. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; a material economic downturn in the United States or Europe, or social or political instability in overseas markets; bad debt write-offs far in excess of allowances for doubtful accounts; continued increased acceptance of online recruiting; losses in our venture capital investments; an inability to control expenses; and delays in the development and/or implementation of new technology and systems.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we have been involved in litigation that is incidental to our business. We currently are not a party to any litigation, the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.     Description
     -------

     3.01 Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

     3.02 Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

     10.09 First Amendment to Amended and Restated Employment Agreement of Patrick S. Pittard

     10.10     First Amendment and Restatement to Employment Agreement of David
               C. Anderson

     10.11     Employment Agreement of Stephanie Abramson

(b)  Reports on Form 8-K

   During the first three months of 2001, the registrant filed no reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2001.

                          Heidrick & Struggles International, Inc.
                             (Registrant)

                          By:/s/ Donald M. Kilinski
                          --------------------------
                             Donald M. Kilinski
                             Chief Financial Officer and Treasurer