Form 10-Q
period 2001-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2001-08-14
CIK 1066605

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED June 30, 2001 or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to

                        Commission File Number 0-25837


                   HEIDRICK & STRUGGLES INTERNATIONAL, INC.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                               36-2681268
           -----------------                       -----------------
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

The number of shares outstanding of the Company's common stock as of August 7, 2001 was 18,966,427.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2001                     3
            (Unaudited) and December 31, 2000

          Unaudited Consolidated Statements of Income and Comprehensive
            Income for the three months and six months ended June 30,
            2001 and 2000                                                     5

          Unaudited Consolidated Statement of Stockholders'
            Equity for the six months ended June 30, 2001                     6

          Unaudited Consolidated Statements of Cash Flows
            for the six months ended June 30, 2001 and 2000                   7

          Unaudited Notes to Consolidated Financial Statements                8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13

 Item 3.  Quantitative and Qualitative Disclosure of Market Risk             20

PART II.  OTHER INFORMATION                                                  21

SIGNATURE                                                                    22

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                               June 30,       December 31,
                                                                                 2001             2000
                                                                               --------       ------------
                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                  $133,369         $184,836
    Accounts receivable, net of allowance for doubtful accounts                  90,298          106,334
    Other receivables                                                             7,346            7,357
    Prepaid expenses                                                             12,636           11,783
    Deferred income taxes, net                                                   28,783           26,071
                                                                               --------         --------
       Total current assets                                                     272,432          336,381
                                                                               --------         --------

Property and equipment, net                                                      53,645           52,660
                                                                               --------         --------

Other assets:
    Cash and investments designated for nonqualified retirement plans            15,628           16,506
    Investments and other assets                                                 38,149           45,097
    Deferred income taxes, net                                                    5,878            6,792
    Goodwill and other intangibles, net                                          64,104           66,208
                                                                               --------         --------
       Total other assets                                                       123,759          134,603
                                                                               --------         --------
       Total assets                                                            $449,836         $523,644
                                                                               ========         ========

 The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                    June 30,       December 31,
                                                      2001             2000
                                                   ----------      -------------
                                                   (unaudited)
Current liabilities:
  Current maturities of long-term debt              $    269         $  1,135
  Accounts payable                                    18,376           10,051
  Accrued expenses:
    Salaries and employee benefits                    96,177          160,552
    Other                                             22,870           27,888
  Income taxes payable                                 2,661           16,415
                                                    --------         --------
    Total current liabilities                        140,353          216,041
                                                    --------         --------
Long-term debt, less current maturities                  511              610
                                                    --------         --------
Liability for nonqualified retirement plans           19,818           19,316
                                                    --------         --------
Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, no shares issued at
    June 30, 2001 and December 31, 2000                  -                -
  Common stock, $.01 par value, 100,000,000
    shares authorized, of which 19,402,229 and
    19,373,286 shares were issued at June 30,
    2001 and December 31, 2000, respectively             194              194
  Treasury stock at cost, 468,000 shares at
    June 30, 2001                                    (12,016)             -
  Additional paid-in capital                         254,445          234,619
  Retained earnings                                   62,223           56,862
  Cumulative foreign currency translation
    adjustment                                        (7,703)          (1,879)
  Unrealized gain on available-for-sale
    investments, net of tax                               48            3,737
  Deferred compensation                               (8,037)          (5,856)
                                                    --------         --------
    Total stockholders' equity                       289,154          287,677
                                                    --------         --------
    Total liabilities and stockholders' equity      $449,836         $523,644
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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                              ------------------         ------------------
                                                                2001      2000             2001      2000
                                                              --------  --------         --------  --------
Revenue                                                       $123,171  $166,416         $262,439  $298,352
                                                              --------  --------         --------  --------
Operating expenses:
   Salaries and employee benefits                               80,550   108,263          167,640   200,663
   General and administrative expenses                          41,740    44,933           86,069    80,743
   Special charge (See Note 7)                                   8,163         -            8,163         -
                                                              --------  --------         --------  --------
     Total operating expenses                                  130,453   153,196          261,872   281,406
                                                              --------  --------         --------  --------
     Operating income (loss)                                    (7,282)   13,220              567    16,946
                                                              --------  --------         --------  --------
Non-operating income (expense):
   Interest income                                               1,419     1,833            3,480     3,350
   Interest expense                                                (38)      (52)             (79)     (127)
   Realized gains on investments                                   394     3,082              648     4,604
   Net unrealized loss on derivative instruments                (1,194)        -           (2,669)        -
   Other, net                                                     (264)       98             (426)      272
                                                              --------  --------         --------  --------
     Net non-operating income                                      317     4,961              954     8,099
                                                              --------  --------         --------  --------
     Income (loss) before income taxes and
      cumulative effect of accounting change                    (6,965)   18,181            1,521    25,045
Provision for (benefit from) income taxes                       (2,995)    8,183              654    11,532
                                                              --------  --------         --------  --------
Net income (loss) before cumulative effect of
  accounting change                                             (3,970)    9,998              867    13,513
     Cumulative effect of accounting change,
       net of tax                                                    -         -            4,494         -
                                                              --------  --------         --------  --------
Net income (loss)                                             $ (3,970) $  9,998         $  5,361  $ 13,513
                                                              ========  ========         ========  ========
Basic earnings (loss) per common share:
   Income (loss) before cumulative effect of
     accounting change                                        $  (0.21) $   0.52         $   0.04  $   0.72
   Cumulative effect of accounting change                            -         -             0.23         -
                                                              --------  --------         --------  --------
   Total basic earnings (loss) per common share               $  (0.21) $   0.52         $   0.28  $   0.72
                                                              ========  ========         ========  ========
Diluted earnings (loss) per common share:
   Income (loss) before cumulative effect of
    accounting change                                         $  (0.21) $   0.49         $   0.04  $   0.68
   Cumulative effect of accounting change                            -         -             0.22         -
                                                              --------  --------         --------  --------
   Total diluted earnings (loss) per common share             $  (0.21) $   0.49         $   0.26  $   0.68
                                                              ========  ========         ========  ========
Weighted average common shares outstanding:

   Basic                                                        19,244    19,211           19,309    18,643
                                                              ========  ========         ========  ========
   Diluted                                                      19,244    20,497           20,458    19,906
                                                              ========  ========         ========  ========
Net income (loss)                                             $ (3,970) $  9,998         $  5,361  $ 13,513
                                                              --------  --------         --------  --------
Other comprehensive loss, before income taxes:
   Foreign currency translation adjustment                      (4,490)     (909)         (10,219)   (2,783)
   Unrealized loss on available-for-sale investments              (718)   (6,487)            (178)   (1,507)
   Cumulative effect of accounting change                            -         -           (6,067)        -
                                                              --------  --------         --------  --------
     Total other comprehensive loss, before income taxes        (5,208)   (7,396)         (16,464)   (4,290)
Income tax benefit related to items of other
   comprehensive loss                                           (2,242)   (3,237)          (6,953)   (1,865)
                                                              --------  --------         --------  --------
     Other comprehensive loss, net of income taxes              (2,966)   (4,159)          (9,511)   (2,425)
                                                              --------  --------         --------  --------
     Comprehensive income (loss)                              $ (6,936) $  5,839         $ (4,150) $ 11,088
                                                              ========  ========         ========  ========

                                       5

                  The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                                                                                Accumulated
                                                                                                   Other
                                                                                                  Compre-
                                                                        Additional                hensive   Deferred
                                                     Common  Treasury    Paid-in     Retained     Income      Com-
                                                     Stock    Stock      Capital     Earnings     (Loss)    pensation      Total
                                                     ------  --------   ----------   --------   ----------  ---------     --------
Balance as of December 31, 2000                      $194    $      -     $234,619    $56,862      $ 1,858    $(5,856)    $287,677
Treasury and common stock transactions:
  Issuance of restricted stock                          -           -       17,831          -            -     (3,663)      14,168
  Amortization of deferred compensation                 -           -            -          -            -      1,458        1,458
  Forfeitures of restricted stock                       -           -         (234)         -            -         24         (210)
  Exercise of stock options                             -           -          395          -            -          -          395
  Repurchases of treasury stock                         -     (12,279)           -          -            -          -      (12,279)
  Reissuance of treasury stock                          -         263           68          -            -          -          331
Accrued compensation                                    -           -        1,766          -            -          -        1,766
Cumulative effect of accounting change, net of tax      -           -            -      4,494       (3,581)         -          913
Net income                                              -           -            -        867            -          -          867
Unrealized loss on available-for-sale investments,      -           -            -          -         (108)         -         (108)
 net of tax
Foreign currency translation adjustments, net of tax    -           -            -          -       (5,824)         -       (5,824)
                                                     ----    --------     --------   --------      -------    -------     --------
Balance as of June 30, 2001                          $194    $(12,016)    $254,445    $62,223      $(7,655)   $(8,037)    $289,154
                                                     ====    ========     ========    =======      =======    =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                           Six
                                                                       Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                  2001              2000
                                                                ---------         --------
Cash flows from operating activities
  Net income                                                    $  5,361          $ 13,513
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               10,439             8,191
      Gain on sale of equity securities, net                        (648)           (4,604)
      Deferred income taxes                                       (3,971)           (1,840)
      Special charge                                               8,163                 -
      Net unrealized loss on derivative instruments                2,669                 -
      Cumulative effect of accounting change, net of tax          (4,494)                -
      Minority interest in loss of consolidated
       subsidiary                                                      -              (157)
      Stock-based compensation                                     1,458             2,119
      Changes in assets and liabilities:
        Trade and other receivables                               10,960           (45,477)
        Accounts payable                                           4,008             2,651
        Accrued expenses                                         (46,895)           55,111
        Income taxes payable                                     (12,947)           (1,391)
        Other, net                                                (2,025)           (3,225)
                                                                --------          --------
          Net cash provided by (used in)
           operating activities                                  (27,922)           24,891
                                                                --------          --------
Cash flows from investing activities
  Acquisitions, net of cash acquired                                (810)          (15,757)
  Purchases of property and equipment                            (11,402)          (10,651)
  Purchases of long-term investments                                   -           (10,447)
  Proceeds from sales of equity securities, net                      648             4,604
  Other, net                                                       2,471            (1,582)
                                                                --------          --------
          Net cash used in investing activities                   (9,093)          (33,833)
                                                                --------          --------

Cash flows from financing activities
  Proceeds from stock options exercised                              395               247
  Proceeds from sale of subsidiary stock                               -             2,919
  Proceeds from sale of common stock                                   -            76,239
  Purchases of treasury stock, net of reissuances                 (7,320)                -
  Payments on debt                                                  (736)           (1,822)
                                                                --------          --------
          Net cash provided by (used in)
            financing activities                                  (7,661)           77,583
                                                                --------          --------
Effect of foreign currency exchange rates on cash
  and cash equivalents                                            (6,791)          (1,275)
                                                                --------          --------

Net increase (decrease) in cash and cash equivalents             (51,467)           67,366

Cash and cash equivalents:
  Beginning of period                                            184,836            76,848
                                                                --------          --------
  End of period                                                 $133,369          $144,214
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

2.   Derivative Instruments

          The Company receives warrants for equity securities in its client companies, in addition to its cash fee, on some searches. Prior to January 1, 2001, when the warrants were received, revenue was recorded equal to the estimated fair market value of the instrument received. Upon a value event, such as an initial public offering or acquisition, the warrants, and any equity securities arising from their exercise, were accounted for as available-for-sale investments with unrealized gains and losses reported as a component of other comprehensive income. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Some of the Company's warrants meet the definition of a derivative instrument under SFAS 133 and therefore subsequent changes in their fair value must now be recorded in earnings, rather than as a component of other comprehensive income. Going forward, each quarter's earnings are anticipated to be affected by the fluctuations in the fair value of these derivative instruments. The Company recognized a net unrealized loss of $2.7 million in earnings, net of consultants' bonuses and administrative and other costs, during the six months ended June 30, 2001, due to changes in the fair value of these derivative instruments during the period. In addition, the fair value of warrants received is no longer recorded in revenue upon receipt; instead the fair value is being recorded as an unrealized gain, net of consultants' bonuses and administrative and other costs, in non-operating income.

          As of June 30, 2000, the Company had an unrealized pre-tax gain of $1.1 million for one of its equity securities, which was hedged by a collar agreement. The Company's realized gain on this equity security for the six months ended June 30, 2000 was $1.7 million. During 1999, the Company entered into a collar agreement to hedge the impact of market value changes of one of its equity securities. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the securities will be sold during a certain time period. The collar had been designated and was effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar were recorded in equity and other comprehensive income. When realized, gains and losses on the equity security and the collar were recorded in income. Beginning in the fourth quarter of 1999, the Company had the right to put, and the counterparty had the right to call, a portion of the shares on a quarterly basis in accordance with an established schedule. During the third quarter of 2000, the Company terminated the options and sold the underlying equity security.

3.   Cumulative Effect of Change in Accounting Principle

          As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes (See Note 2).


4.   Basic and Diluted Earnings (Loss) Per Common Share

          Basic earnings (loss) per common share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted.

          The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share.

                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------     ----------------
                                                         2001      2000        2001     2000
                                                       -------    -------     -------  -------
Basic earnings (loss) per common share
Income (loss) available to common stockholders         $(3,970)   $ 9,998     $ 5,361  $13,513
Weighted average common shares outstanding              19,244     19,211      19,309   18,643
                                                       -------    -------     -------  -------
Basic earnings (loss) per common share                 $ (0.21)   $  0.52     $  0.28  $  0.72
                                                       =======    =======     =======  =======

Diluted earnings (loss) per common share
Income (loss) available to common stockholders         $(3,970)   $ 9,998     $ 5,361  $13,513
                                                       -------    -------     -------  -------
Weighted average common shares outstanding              19,244     19,211      19,309   18,643
Dilutive common shares                                       -      1,286       1,149    1,263
                                                       -------    -------     -------  -------
Weighted average diluted common shares outstanding      19,244     20,497      20,458   19,906
                                                       -------    -------     -------  -------
Diluted earnings (loss) per common share               $ (0.21)   $  0.49     $  0.26  $  0.68
                                                       =======    =======     =======  =======

5.   Segment Information

     The Company adjusted its segment reporting in 2001 to reflect the current internal management reporting structure, which included some changes in the allocation of certain costs to operations and corporate expenses. Prior period segment disclosures were revised to reflect these changes. The Company operates principally through two lines of business: Executive Search and LeadersOnline. The Company breaks out revenue and operating income in its Executive Search
business into two broad geographic segments: Americas and International.   The
Americas segment consists of North America and Latin America. The North America region includes the U.S. (except Miami) and Canada. The Latin America region includes Mexico and the rest of Latin America, as well as Miami, which serves as its gateway office to the region. The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.

                                      Three Months Ended     Six Months Ended
                                          June 30,                June 30,
                                      -------------------   -------------------
                                        2001       2000       2001       2000
                                      --------   --------   --------   --------
Revenue:
Americas
  North America                       $ 66,825   $ 98,784   $136,905   $173,583
  Latin America                          3,534      5,441      7,869      9,868
International
  Europe                                39,544     46,608     91,288     87,992
  Asia Pacific                           7,435      9,476     15,318     17,598
                                      --------   --------   --------   --------
Total Executive Search                 117,338    160,309    251,380    289,041
LeadersOnline                            5,833      6,107     11,059      9,311
                                      --------   --------   --------   --------
  Total                               $123,171   $166,416   $262,439   $298,352
                                      ========   ========   ========   ========
Operating income (loss):
Americas
  North America                       $  7,102   $ 17,777   $ 14,390   $ 30,863
  Latin America                           (378)       825       (595)       940
International
  Europe                                 1,296      4,751     10,732      7,713
  Asia Pacific                             909      1,536      1,643      2,726
                                      --------   --------   --------   --------
Total Executive Search                   8,929     24,889     26,170     42,242
LeadersOnline                             (135)    (4,333)    (1,821)    (8,519)
Corporate                               (7,913)    (7,336)   (15,619)   (16,777)
                                      --------   --------   --------   --------
  Operating income before
    special charge                         881     13,220      8,730     16,946
Special charge                          (8,163)       -       (8,163)       -
                                      --------   --------   --------   --------
  Total                               $ (7,282)  $ 13,220   $    567   $ 16,946
                                      ========   ========   ========   ========


                                                         June 30,   December 31,
                                                           2001         2000
                                                         --------   ------------
Identifiable assets:
Americas
  North America                                          $107,981     $123,468
  Latin America                                             8,225       10,424
International
  Europe                                                  126,371      144,230
  Asia Pacific                                             20,409       22,237
                                                         --------     --------
Total Executive Search                                    262,986      300,359
LeadersOnline                                               3,355        4,805
Corporate                                                 183,495      218,480
                                                         --------     --------
  Total                                                  $449,836     $523,644
                                                         ========     ========

6.   Public Offering

     On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.2 million to the Company and $31.0 million to the selling stockholders. The Company did not receive any of the proceeds from the sale by the selling stockholders. The Company has used and will continue to use the net proceeds from this offering for general corporate purposes including funding LeadersOnline and other growth initiatives, selective hiring of additional executive search consultants, expanding its technology infrastructure, and funding acquisitions and share repurchases.


7.   Special Charge

     During the second quarter of 2001, the Company announced a strategic reduction of its workforce in order to better adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. At the time of the announcement, the Company estimated it would incur between $9.0 million and $10.0 million for severance and other related costs. The strategic reduction will affect approximately 300 people, or 13 percent of the firm's global workforce.

     As a result of this workforce reduction, the Company incurred a special charge of $8.2 million ($0.24 per share) for the three months ended June 30,
2001, for severance and other related costs.   The charge for severance and
other related costs was established in accordance with Emerging Issues Task Force No. 94-3. As of June 30, 2001, the Company notified 285 people that they would be part of the workforce reduction. This workforce reduction affected all levels of the Company, most of which were in the core Executive Search business, including 63 consultants. The remainder was support staff in both Executive Search and LeadersOnline, and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 20% in Europe, and the rest in Latin America and Asia Pacific. The layoffs impacted virtually all practice groups.

     In the Consolidated Statements of Income and Comprehensive Income, the charge has been segregated on a separate line titled "Special Charge." For segment reporting, the Special Charge has been segregated and, therefore, does not impact the year-to-year comparisons.

     The following table summarizes the restructuring reserve activity through June 30, 2001:

                                            Severance and     Other
                                           Other Employee     Cash
                                            Related Costs    Charges
                                           --------------    --------
          Balance at March 31, 2001           $     -        $     -
            Special Charge                       7,717            446
            Payments                            (1,538)            -
                                              --------       --------
          Balance at June 30, 2001            $  6,179       $    446
                                              ========       ========

     The Company expects to incur an additional charge of approximately $2.0 million for severance and other costs related to the workforce reduction in the third quarter of 2001. The Company intends to complete its actions related to these special charges by the end of the third quarter of 2001.


8.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations must be accounted for using the purchase method of accounting.
This approach reflects the conclusion that all business combinations are acquisitions and, thus, should be accounted for in the same way that other asset acquisitions are accounted for, based on the values exchanged. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill will no longer be amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. For intangible assets, the new rules state that an acquired asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This requirement may result in more intangible assets being separated from goodwill than generally occurs in practice today.

     Management is assessing the impact of SFAS Nos. 141 and 142 and has not yet determined the extent to which these new statements will affect the financial statements. The provisions of the above-mentioned statements shall be applied beginning January 2002. As a result, impairment, if any, will be recognized in January 2002 as a cumulative effect of a change in accounting principle. Early adoption is not permitted.

9.   Business Combinations - Accounted for Using the Purchase Method

     During the first six months ended June 30, 2001, the Company acquired one executive search firm for $810,000. Results of operations of this business have been included in the consolidated financial statements from the acquisition date of June 8, 2001, and are not material to the consolidated financial statements for the three months ended June 30, 2001.

     The Company completed three acquisitions of executive search firms during the six months ended June 30, 2000. The total purchase price for these acquisitions was approximately $19.9 million, which was paid in cash and shares of the Company's common stock.

10.  Subsequent Events

     On July 23, 2001, the Company completed the acquisition of SHP Associates, a U.K.-based search firm specializing in work at the middle and senior management levels. The acquisition enhances the European expansion efforts of the Company's media-enhanced management search business for emerging leadership talent and allows the Company to support its clients with a broader range of services. SHP brings recognized market expertise in the technology, finance and accounting, and financial services sectors in the U.K.

     On August 8, 2001, the Company's Board of Directors elected Piers Marmion Chief Executive Officer. He has been serving as Chief Operating Officer of Heidrick & Struggles Executive Search and President of the Heidrick & Struggles business outside the Americas. He will succeed Patrick S. Pittard, who is currently Chairman, President and Chief Executive Officer. Mr. Pittard will retain the duties of Chairman of the Board. David C. Anderson, currently Chief Executive Officer of Heidrick & Struggles Executive Search, was named Chief Operating Officer of Heidrick & Struggles International, Inc. All three changes will be effective October 1, 2001.

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

     We completed several other acquisitions and mergers in the past two years. On June 8, 2001, we acquired H-S Uluslararasi Danismanlik Hizmetleri Anonim Sirketi, an executive search company which gives us a local presence in Turkey. On December 29, 2000, we acquired the Russian, Finnish and Baltic executive search companies of the AMROP worldwide network. On May 1, 2000, we acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based executive search firm that specialized in the venture capital and high tech markets. On April 1, 2000, we acquired TAO International Group, a senior-level executive search firm with offices in Asia. On March 1, 2000, we completed the acquisition of Argonaut Search Group, LLC, a San Francisco-based executive search firm that specialized in the real estate and financial services industries. In December 1999, we completed the acquisition of Redelinghuys & Partners, a senior-level executive search firm in the Republic of South Africa. These acquisitions were accounted for using the purchase method of accounting, with the results of the acquired companies included in the Consolidated Statements of Income and Comprehensive Income beginning on the dates of the respective acquisitions. In September 1999, we merged with Sullivan & Company ("Sullivan"), an executive search firm that specialized in the financial services industry. This transaction was accounted for using the pooling of interests method of accounting.

     With offices in over 75 locations throughout North and South America, Europe, the Middle East, Africa and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to net earnings. However, because certain assets or liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations in the valuation of such assets or liabilities. For financial information by geographic segment see
Note 5 of our Consolidated Financial Statements.

Results of Operations

     The following table summarizes the results of our operations as a percentage of revenue for the three months and six months ended June 30, 2001 and 2000:

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                           ------------------            ----------------
                                                           2001         2000             2001       2000
                                                           -----        -----            -----      -----
Revenue                                                    100.0%       100.0%           100.0%     100.0%
                                                           -----        -----            -----      -----

Operating expenses:
    Salaries and employee benefits                          65.4         65.1             63.9       67.3
    General and administrative expenses                     33.9         27.0             32.8       27.1
    Special charge                                           6.6          -                3.1        -
                                                           -----        -----            -----      -----
         Total operating expenses                          105.9         92.1             99.8       94.4
                                                           -----        -----            -----      -----
         Operating income (loss)                            (5.9)         7.9              0.2        5.6
                                                           -----        -----            -----      -----

Non-operating income (expense):
    Interest income                                          1.2          1.1              1.3        1.1
    Interest expense                                         -            -                -          -
    Realized gains on investments                            0.3          1.9              0.2        1.5
    Net unrealized loss on derivative instruments           (1.0)         -               (1.0)       -
    Other, net                                              (0.2)         0.1             (0.2)       0.1
                                                           -----        -----            -----      -----
         Net non-operating income                            0.3          3.1              0.3        2.7
                                                           -----        -----            -----      -----
         Income (loss) before income taxes and
           cumulative effect of accounting change           (5.6)        11.0              0.5        8.3
Provision for (benefit from) income taxes                   (2.4)         4.9              0.2        3.9
                                                           -----        -----            -----      -----
Net income (loss) before cumulative effect of
  accounting change                                         (3.2)         6.1              0.3        4.4
     Cumulative effect of accounting change,
       net of tax                                            -            -                1.7        -
                                                           -----        -----            -----      -----
Net income (loss)                                           (3.2)%        6.1%             2.0%       4.4%
                                                           =====        =====            =====      =====

   The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. We adjusted our segment reporting in 2001 to reflect the current internal management reporting structure, which included some changes in the allocation of certain costs to operations and corporate expenses. Prior period segment disclosures were revised to reflect these changes. We operate principally through two lines of business: Executive Search and LeadersOnline. We break out revenue and operating income in our Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of North America and Latin America. The North America region includes the U.S. (except Miami) and Canada. The Latin America region includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region. The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                     June 30,
                                                              ------------------          ------------------
                                                                2001      2000              2001       2000
                                                              --------  --------          --------   --------
Revenue:
Americas
    North America                                             $ 66,825  $ 98,784          $136,905   $173,583
    Latin America                                                3,534     5,441             7,869      9,868
International
    Europe                                                      39,544    46,608            91,288     87,992
    Asia Pacific                                                 7,435     9,476            15,318     17,598
                                                              --------  --------          --------   --------
Total Executive Search                                         117,338   160,309           251,380    289,041
LeadersOnline                                                    5,833     6,107            11,059      9,311
                                                              --------  --------          --------   --------
    Total                                                     $123,171  $166,416          $262,439   $298,352
                                                              ========  ========          ========   ========
Operating income (loss):
Americas
    North America                                             $  7,102  $ 17,777          $ 14,390   $ 30,863
    Latin America                                                 (378)      825              (595)       940
International
    Europe                                                       1,296     4,751            10,732      7,713
    Asia Pacific                                                   909     1,536             1,643      2,726
                                                              --------  --------          --------   --------
Total Executive Search                                           8,929    24,889            26,170     42,242
LeadersOnline                                                     (135)   (4,333)           (1,821)    (8,519)
Corporate                                                       (7,913)   (7,336)          (15,619)   (16,777)
                                                              --------  --------          --------   --------
    Operating income before special charge                         881    13,220             8,730     16,946
Special charge                                                  (8,163)        -            (8,163)         -
                                                              --------  --------          --------   --------
    Total                                                     $ (7,282) $ 13,220          $    567   $ 16,946
                                                              ========  ========          ========   ========

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

   Revenue. Our revenue decreased $43.2 million, or 26.0%, to $123.2 million for the three months ended June 30, 2001 from $166.4 million for the three months ended June 30, 2000. Excluding the effect of foreign currency translation into the U.S. dollar, revenue would have declined by 24%. This decrease was due to a soft economic environment. The U.S. weakened more than the first quarter, and Latin America and Asia Pacific appear to be following a similar pattern. Europe was a strong contributor in the first quarter but has now begun to see signs of sluggishness, particularly in the last half of June.

    Our revenue within Executive Search decreased 26.8% to $117.3 million in the second quarter of 2001, down from $160.3 million in the second quarter of 2000. Although fewer searches were conducted overall, CEO searches represented a greater than typical proportion of the total. While confirmed searches decreased 40% from the second quarter of 2000, fees per search rose 21% because of this change in the mix.

   Revenue in North America was $66.8 million, a decrease of $32.0 million or 32.4%, from $98.8 million in the second quarter of 2000. Strength in the health care practice group was offset by declines in most of the other practices. In Latin America, revenue was $3.5 million, a decrease of 35.0% from $5.4 million in the second quarter of 2000. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 25% on a local currency basis from the comparable quarter in 2000. Most of the practice groups reported declines, although health care was up slightly. Revenue in Europe was $39.5 million, a decrease of 15.2% from $46.6 million in the second quarter of 2000. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 9% on a local currency basis from the comparable quarter in 2000. Strength in the professional services practice group was more than offset by declines in other practices. In Asia Pacific, revenue was $7.4 million, a decrease of 21.5% from $9.5 million in the second quarter of 2000. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 13% on a local currency basis over the comparable quarter in 2000.
The technology and financial services practice groups reported the largest declines.

   Revenue for LeadersOnline was $5.8 million, a decrease of 4.5% from $6.1 million in the second quarter of 2000. During the second quarter of 2001, LeadersOnline entered into contracts for 112 new searches, with an average fee of $41,000 per placement. This average fee represents 29% of the average compensation level of $142,000. LeadersOnline typically charges about one-third of the placed candidate's salary, although its fees can vary depending on several factors, most important of which is the number of positions per assignment.

   Salaries and employee benefits. Our salaries and employee benefits decreased $27.7 million, or 25.6%, to $80.6 million for the three months ended June 30, 2001 from $108.3 million for the three months ended June 30, 2000. As a percentage of revenue, salaries and employee benefits increased to 65.4% in the second quarter of 2001 from 65.1% in the second quarter of 2000. The decrease in dollar terms was due to lower accruals for performance-based compensation for management, support staff and executive search consultants. The reduced level of revenue, as well as an adjustment to the anticipated target payout to executive search consultants for the 2001 year, were factors in the lower accrual amounts. The decrease was partially offset by higher fixed compensation costs related to the increase in the number of executive search teams added during the past twelve months, resulting in a slight increase as a percent of revenue. The total number of executive search consultants as of June 30, 2001 was 492. The number of executive search consultants at June 30, 2001 represents a 15.2% increase over the 427 executive search consultants we employed at June 30, 2000, and a 9.9% decrease from the 546 executive search consultants employed as of March 31, 2001.

   General and administrative expenses. Our general and administrative expenses decreased $3.2 million, or 7.1%, to $41.7 million for the three months ended June 30, 2001 from $44.9 million for the three months ended June 30, 2000 due to the implementation of additional cost controls at LeadersOnline. In Executive Search, cost savings across a number of categories were offset by an increase in business development costs, as well as fixed costs related to office space, equipment and other items that support the higher number of search teams. As a percentage of revenue, general and administrative expenses increased to 33.9% in the second quarter of 2001 from 27.0% in the second quarter of 2000, primarily because of the relatively large fixed component of the cost structure matched against substantially lower than anticipated revenue.

   Special charge. During the second quarter of 2001, we announced a strategic reduction of our workforce in order to better adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. At the time of the announcement, we estimated incurring between $9.0 million and $10.0 million for severance and other related costs. The actions will affect approximately 300 people, or 13 percent of the firm's global workforce, and will result in estimated annual cost savings of salaries and employee benefits and general and administrative expenses of approximately $30.0 million to $35.0 million. The cost savings are anticipated to be primarily cash related.

   As a result of this workforce reduction, we incurred a special charge of $8.2 million ($0.24 per share) for the three months ended June 30, 2001, for severance and other related costs. As of June 30, 2001, we notified 285 people that they would be part of the reduction in workforce. This workforce reduction affected all levels, most of which were in the core Executive Search business, including 63 consultants. The remainder was support staff in both Executive Search and LeadersOnline, and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 20% in Europe, and the rest in Latin America and Asia Pacific. The layoffs impacted virtually all practice groups.

   We expect to incur an additional charge of approximately $2.0 million for severance and other costs related to the workforce reduction in the third quarter of 2001. The charges are substantially all cash and most of the cash outlay will occur in the third quarter of 2001. We intend to have the actions related to these special charges completed by the end of the third quarter of 2001.

   Net non-operating income. Our net non-operating income decreased $4.6 million to $317,000 for the three months ended June 30, 2001 from $5.0 million for the three months ended June 30, 2000. This decrease was partly due to a $1.2 million net unrealized loss on derivative instruments from a portion of our warrant portfolio, net of consultants' bonuses and administrative and other costs, during the three months ended June 30, 2001 (See Note 2 in the Notes to Consolidated Financial Statements). In addition, our realized gains from the sale of equity obtained as part of our warrant program were $394,000 for the three months ended June 30, 2001 compared to $3.1 million for the three months ended June 30, 2000. There was also a decrease in interest income from the investment of our cash balances.


Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

   Revenue. Our revenue decreased $36.0 million, or 12.0%, to $262.4 million for the six months ended June 30, 2001 from $298.4 million for the six months ended June 30, 2000. Excluding the effect of foreign currency translation into the U.S. dollar, revenue decreased 9%. This decline was due to decreased demand for our executive search services across a number of industries and disciplines, especially the technology, financial services, and consumer practice groups. We believe this decrease reflects the impact of the recent global economic slowdown.

   Our revenue within Executive Search decreased 13.0% to $251.4 million in the six months ended June 30, 2001, down from $289.0 million in the six months ended June 30, 2000. Although fewer searches were conducted overall, CEO searches remained strong, which resulted in a higher level of fees per search. Confirmed searches decreased 26% from the comparable period in 2000, while fees per search rose 18%.

   Revenue in North America was $136.9 million in the six months ended June 30, 2001, a decrease of $36.7 million or 21.1%, from $173.6 million in the six months ended June 30, 2000. Strength in the health care and professional services practices was more than offset by a decline in the financial services, technology and consumer practices. In Latin America, revenue decreased 20.3% to $7.9 million in the six months ended June 30, 2001 from $9.9 million in the six months ended June 30, 2000, as the region felt some of the effects of a weakening U.S. economy. The decline in revenue was primarily in our technology and industrial practices. Revenue in Europe increased $3.3 million or 3.7% to $91.3 million from $88.0 million in the six months ended June 30, 2000, due to particularly strong performance from the professional services practice. Excluding the impact of foreign currency translation into the U.S. dollar, Europe's revenue grew 12% on a local currency basis over the comparable period in 2000. In Asia Pacific, revenue was $15.3 million, a decrease of 13.0% from $17.6 million in the six months ended June 30, 2000. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 4% on a local currency basis over the comparable period in 2000.

   LeadersOnline generated $11.1 million of revenue in the six months ended June 30, 2001 compared to $9.3 million of revenue in the six months ended June 30, 2000, due to increased demand for our services. During the six months ended June 30, 2001, LeadersOnline entered into contracts for 202 new searches.

   Salaries and employee benefits. Our salaries and employee benefits decreased $33.1 million, or 16.5%, to $167.6 million for the six months ended June 30, 2001 from $200.7 million for the six months ended June 30, 2000. As a percentage of revenue, salaries and employee benefits decreased to 63.9% for the six months ended June 30, 2001 from 67.3% for the comparable period of 2000. This improvement was primarily due to lower accruals for performance-based compensation for management, support staff and executive search consultants.
The reduced level of revenue and our variable compensation structure, as well as an adjustment to the anticipated target payout to executive search consultants for the 2001 year, were factors in the lower accrual amounts. Under our variable compensation structure, consultants do not earn compensation on fees not collected and we recorded $10.3 million in bad debt related expenses in the first quarter of 2001. In addition, the reduction was due to the recoupment of previously recorded performance-related bonus accruals that were not earned due to individuals not meeting required performance goals in 2000. Partially offsetting the reduction was an increase in expense due to a greater number of executive search consultants and support staff. The number of executive search consultants at June 30, 2001 represents a 15.2% increase over the 427 executive search consultants we employed at June 30, 2000.

   General and administrative expenses. Our general and administrative expenses increased $5.4 million, or 6.6%, to $86.1 million for the six months ended June 30, 2001 from $80.7 million for the six months ended June 30, 2000. This increase was due to an increase in bad debt expense, higher facilities expenses related to the increase in executive search consultants and support staff over the past year, and an increase in depreciation and amortization due to office expansions and investments in technology. As a percentage of revenue, general and administrative expenses increased to 32.8% in the six months ended June 30, 2001 from 27.1% in the six months ended June 30, 2000, primarily because of the relatively large fixed component of our cost structure matched against substantially lower than anticipated revenue.

   Special charge. During the second quarter of 2001, we announced a strategic reduction of our workforce in order to better adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. At the time of the announcement, we estimated incurring between $9.0 million and $10.0 million for severance and other related costs. The actions will affect approximately 300 people, or 13 percent of the firm's global workforce, and will result in estimated annual cost savings of salaries and employee benefits and general and administrative expenses of approximately $30.0 million to $35.0 million. The cost savings are anticipated to be primarily cash related.

    As a result of this workforce reduction, we incurred a special charge of $8.2 million ($0.23 per share on a diluted basis) for the six months ended June 30, 2001, for severance and other related costs. As of June 30, 2001, we notified 285 people that they would be part of the reduction in workforce. This workforce reduction affected all levels, most of which were in the core Executive Search business, including 63 consultants. The remainder was support staff in both Executive Search and LeadersOnline, and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 20% in Europe, and the rest in Latin America and Asia Pacific. The layoffs impacted virtually all practice groups.

   We expect to incur an additional charge of approximately $2.0 million for severance and other costs related to the workforce reduction in the third quarter of 2001. The charges are substantially all cash and most of the cash outlay will occur in the third quarter of 2001. We intend to have the actions related to these special charges completed by the end of the third quarter of 2001.

   Net non-operating income. Our net non-operating income decreased $7.1 million to $1.0 million for the six months ended June 30, 2001 from $8.1 million for the six months ended June 30, 2000. This decrease was partly due to a $2.7 million net unrealized loss on derivative instruments from a portion of our warrant portfolio, net of consultants' bonuses and administrative and other costs, during the six months ended June 30, 2001 (See Note 2 in the Notes to Consolidated Financial Statements). In addition, our realized gains from the sale of equity obtained as part of our warrant program were $648,000 for the six months ended June 30, 2001 compared to $4.6 million for the six months ended June 30, 2000. The decrease was partially offset by an increase in interest income arising from the investment of our available cash balances.

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

   We maintained cash and cash equivalents at June 30, 2001 and 2000 of $133.4 million and $144.2 million, respectively. For the six months ended June 30, 2001, cash flows used in operating activities were $27.9 million, due primarily to the payment of the remaining 2000 bonuses in March 2001. For the six months ended June 30, 2000, cash flows from operating activities contributed $24.9 million, reflecting net income and non-cash expenses for compensation, depreciation and amortization, as well as a decrease in working capital.

   Cash flows used in investing activities decreased from $33.8 million for the six months ended June 30, 2000 to $9.1 million for the six months ended June 30, 2001. This decrease is primarily due to a lower level of acquisition activity and no long-term investments in 2001.

   During the first half of 2001, we acquired an executive search firm in Turkey for $810,000 in cash while in the first half of 2000, we acquired three executive search firms for $15.8 million in cash.

   In the first half of 2000, we invested $10.0 million in Silicon Valley Internet Capital ("SVIC"), a newly formed, San Francisco-based company that creates and provides operating support for Internet infrastructure companies. In the first six months of 2001, we have not entered into any long-term investments.

   The amount of cash received during the six months ended June 30, 2001 and 2000 as a result of the sale of equity securities received as part of our warrant program was $648,000 and $4.6 million, net of consultants' bonuses and administrative and other costs, respectively.

   Capital expenditures were $11.4 million and $10.7 million for the six months ended June 30, 2001 and 2000, respectively. These expenditures were primarily for office furniture and fixtures, leasehold improvements, and computer equipment and software.

   Cash flows used in financing activities were $7.7 million for the six months ended June 30, 2001, resulting primarily from purchases of treasury stock. On March 16, 2001, we announced that our Board of Directors had authorized management to repurchase up to two million shares of our common stock over the next two years. During the six months ended June 30, 2001, we repurchased 477,500 shares of our common stock, for which some of the cash settlement occurred in July 2001. Cash flows provided by financing activities were $77.6 million for the six months ended June 30, 2000, resulting from the net proceeds raised in the follow-on public offering (See Note 6 in our Notes to Consolidated Financial Statements).

   We have a $40.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001 but we expect to replace it with a similar or larger facility. There were no borrowings outstanding under this line of credit at June 30, 2001 and 2000, respectively. At our discretion, we may borrow either U.S. dollars on deposit in the United States or U.S. dollars or foreign currencies on deposit outside the United States. Non-U.S. borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of our financial condition. U.S. borrowings bear interest at the then-existing prime rate.

   The current line of credit has certain financial covenants we must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. At June 30, 2001, we were in compliance with these financial covenants.


Recently Issued Financial Accounting Standards

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations must be accounted for using the purchase method of accounting.
This approach reflects the conclusion that all business combinations are acquisitions and, thus, should be accounted for in the same way that other asset acquisitions are accounted for, based on the values exchanged. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill will no longer be amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. For intangible assets, the new rules state that an acquired asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This requirement may result in more intangible assets being separated from goodwill than generally occurs in practice today.

   Management is assessing the impact of SFAS Nos. 141 and 142 and has not yet determined the extent to which these new statements will affect the financial statements. The provisions of the above-mentioned statements shall be applied beginning January 2002. As a result, impairment, if any, will be recognized in January 2002 as a cumulative effect of a change in accounting principle. Early adoption is not permitted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Derivative Instruments

   We receive warrants for equity securities in our client companies, in addition to our cash fee, on some searches. Some of these warrants meet the definition of a derivative instrument under SFAS 133 and therefore subsequent changes in their fair value must now be recorded in earnings, rather than as a component of other comprehensive income. As a result of the adoption of SFAS 133 on January 1, 2001, we recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes. Going forward, each quarter's earnings are anticipated to be affected by the fluctuations in the fair value of these derivative instruments. We recognized a net unrealized loss of $2.7 million, net of consultants' bonuses and administrative and other costs, during the six months ended June 30, 2001, due to changes in the fair value of these derivative instruments during the period (See Note 2 in the Notes to Consolidated Financial Statements).


Currency Market Risk

   Historically, we have not experienced any significant translation gains or losses on transactions involving U.S. dollars and other currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to net earnings.


Forward-Looking Statements

   The Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; a continuing economic downturn in the United States or a material economic downturn in Europe or elsewhere, or social or political instability in overseas markets; bad debt write-offs far in excess of allowances for doubtful accounts; continued increased acceptance of online recruiting; losses in our venture capital investments; an inability to control expenses; and delays in the development and/or implementation of new technology and systems. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we have been involved in litigation that is incidental to our business. We currently are not a party to any litigation, the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities

     Pursuant to a settlement agreement with an employee, we issued 9,500 shares of our common stock on May 17, 2001 in exchange for an aggregate purchase price of $61,750.00 and the release of certain claims made by such employee. Exemption from registration is claimed under Regulation S of the Securities Act of 1933, as amended.


Item 4. Submission of Matters to a Vote of Securities

     At our Annual Meeting of Stockholders held on June 5, 2001 in Chicago, Illinois, our stockholders voted on the following matters:

1. The election of four directors, Messrs. David C. Anderson, Thomas J. Friel, Robert Louis-Dreyfus and Dr. John C. Viney, to serve for a term of three years or until their successors have been elected and qualified. The nominees of the Board of Directors were elected.

                              Number of      Number of Votes
     Name of Nominee          Votes For      Withheld
     ---------------          ----------     ---------------
     David C. Anderson        14,130,803       462,930

     Thomas J. Friel          14,067,530       526,203

     Robert Louis-Dreyfus     13,221,666     1,372,067

     Dr. John C. Viney        13,957,241       636,492


2. Adoption of a proposal to amend the 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II. The amendment was approved.


     Number of Votes For..................   8,206,606

     Number of Votes Against..............   5,162,506

     Number of Votes Withheld.............           0

     Number of Broker Non-Votes...........           0

     Number of Abstentions................     593,713

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit
     No.         Description
     -------     -----------
     3.01        Form of Amended and Restated Certificate of Incorporation of
                 the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's Registration Statement on Form S-4 (File
                 No. 333-61023))

     3.02 Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

     10.12       Employment Agreement of Knox J. Miller

(b) Reports on Form 8-K

     We filed a report under Item 5 of Form 8-K on June 5, 2001 related to matters discussed at our Annual Meeting of Stockholders.

     We filed a report under Item 5 of Form 8-K on June 25, 2001 related to the strategic reduction in our workforce.

SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001.

                             Heidrick & Struggles International, Inc.
                                          (Registrant)

                             By: /s/ Donald M. Kilinski
                                 -------------------------------------
                                 Donald M. Kilinski
                                 Chief Financial Officer and Treasurer