Form 10-Q
period 2001-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2001-11-14
CIK 1066605

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2001 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Company's common stock as of November 9, 2001 was 18,020,545.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

                                                                            ----
PART I.   FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 2001
           (Unaudited) and December 31, 2000                                   3

          Unaudited Consolidated Statements of Income for the three months
           and nine months ended September 30, 2001 and 2000                   5

          Unaudited Consolidated Statement of Stockholders'
           Equity for the nine months ended September 30, 2001                 6

          Unaudited Consolidated Statements of Cash Flows

           for the nine months ended September 30, 2001 and 2000               7

          Unaudited Notes to Consolidated Financial

            Statements                                                         8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 14

  Item 3. Quantitative and Qualitative Disclosure of Market Risk              23

PART II.  OTHER INFORMATION                                                   23

SIGNATURE                                                                     24

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                    September 30,   December 31,
                                                        2001            2000
                                                    -------------   ------------
                                                     (unaudited)
Current assets:
     Cash and cash equivalents                        $126,209         $184,836
     Accounts receivable, net of allowance for
       doubtful accounts                                82,874          106,334
     Other receivables                                   9,652            7,357
     Prepaid expenses                                   16,716           11,783
     Prepaid income taxes                               10,622               --
     Deferred income taxes, net                         26,308           26,071
                                                      --------         --------
          Total current assets                         272,381          336,381
                                                      --------         --------

Property and equipment, net                             57,989           52,660
                                                      --------         --------

Other assets:
     Cash and investments designated for
       nonqualified retirement plans                    16,969           16,506
     Investments and other assets                       23,690           45,097
     Deferred income taxes, net                          7,190            6,792
     Goodwill and other intangibles, net                66,870           66,208
                                                      --------         --------
          Total other assets                           114,719          134,603
                                                      --------         --------

          Total assets                                $445,089         $523,644
                                                      ========         ========

              The accompanying notes are an integral part of these
                    consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                           September 30,  December 31,
                                                                                2001          2000
                                                                           -------------  ------------
                                                                            (unaudited)
Current liabilities:
   Current maturities of long-term debt                                      $   2,401      $   1,135
   Accounts payable                                                             15,061         10,051
   Accrued expenses:
     Salaries and employee benefits                                            115,975        160,552
     Other                                                                      23,446         27,888
   Income taxes payable                                                             --         16,415
                                                                             ---------      ---------
     Total current liabilities                                                 156,883        216,041
                                                                             ---------      ---------
Long-term debt, less current maturities                                          2,242            610
                                                                             ---------      ---------
Liability for nonqualified retirement plans                                     21,664         19,316
                                                                             ---------      ---------
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     no shares issued at September 30, 2001 and December 31, 2000                   --             --
   Common stock, $.01 par value, 100,000,000 shares authorized, of which
     19,433,127 and 19,373,286 shares were issued at September 30, 2001
     and December 31, 2000, respectively                                           194            194
   Treasury stock at cost, 1,435,500 shares at September 30, 2001              (27,459)            --
   Additional paid-in capital                                                  254,653        234,619
   Retained earnings                                                            49,216         56,862
   Cumulative foreign currency translation adjustment                           (4,992)        (1,879)
   Unrealized gain on available-for-sale investments, net of tax                    10          3,737
   Deferred compensation                                                        (7,322)        (5,856)
                                                                             ---------      ---------
     Total stockholders' equity                                                264,300        287,677
                                                                             ---------      ---------

     Total liabilities and stockholders' equity                              $ 445,089      $ 523,644
                                                                             =========      =========

              The accompanying notes are an integral part of these
                    consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)
                                   (unaudited)


                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                      ----------------------    ----------------------
                                                                        2001         2000         2001         2000
                                                                      ---------    ---------    ---------    ---------
Revenue                                                               $ 104,618    $ 148,081    $ 367,057    $ 446,433
                                                                      ---------    ---------    ---------    ---------
Operating expenses:
Salaries and employee benefits:
     Salaries and employee benefits                                      77,465       98,471      245,105      299,134
     Nonrecurring compensation charge                                        --       12,222           --       12,222
General and administrative expenses:
     General and administrative expenses                                 32,873       34,983      118,942      115,726
     Nonrecurring general and administrative charge                          --        1,753           --        1,753
Special charges                                                           2,272           --       10,435           --
                                                                      ---------    ---------    ---------    ---------
        Total operating expenses                                        112,610      147,429      374,482      428,835
                                                                      ---------    ---------    ---------    ---------
        Operating income (loss)                                          (7,992)         652       (7,425)      17,598
                                                                      ---------    ---------    ---------    ---------

Non-operating income (expense):
     Interest income                                                      1,124        2,372        4,604        5,722
     Interest expense                                                       (34)         (40)        (113)        (167)
     Realized gains on investments                                          219        2,709          867        7,313
     Net unrealized loss on derivative instruments                       (2,845)          --       (5,514)          --
     Write-down of long-term investment                                  (9,760)          --       (9,760)          --
     Other, net                                                             (14)        (191)        (440)          81
                                                                      ---------    ---------    ---------    ---------
        Net non-operating income (expense)                              (11,310)       4,850      (10,356)      12,949
                                                                      ---------    ---------    ---------    ---------
        Income (loss) before income taxes and cumulative effect
           of accounting change                                         (19,302)       5,502      (17,781)      30,547
Provision for (benefit from) income taxes                                (6,295)       7,930       (5,641)      19,462
                                                                      ---------    ---------    ---------    ---------
Net income (loss) before cumulative effect of accounting change         (13,007)      (2,428)     (12,140)      11,085
        Cumulative effect of accounting change, net of tax                   --           --        4,494           --
                                                                      ---------    ---------    ---------    ---------
Net income (loss)                                                     $ (13,007)   $  (2,428)   $  (7,646)   $  11,085
                                                                      =========    =========    =========    =========

Basic earnings (loss) per common share:

     Income (loss) before cumulative effect of accounting change      $   (0.69)   $   (0.13)   $   (0.64)   $    0.59
     Cumulative effect of accounting change                                  --           --         0.24           --
                                                                      ---------    ---------    ---------    ---------
     Total basic earnings (loss) per common share                     $   (0.69)   $   (0.13)   $   (0.40)   $    0.59
                                                                      =========    =========    =========    =========

Diluted earnings (loss) per common share:

     Income (loss) before cumulative effect of accounting change      $   (0.69)   $   (0.13)   $   (0.64)   $    0.55
     Cumulative effect of accounting change                                  --           --         0.24           --
                                                                      ---------    ---------    ---------    ---------
     Total diluted earnings (loss) per common share                   $   (0.69)   $   (0.13)   $   (0.40)   $    0.55
                                                                      =========    =========    =========    =========

Weighted average common shares outstanding:

     Basic                                                               18,735       19,277       19,115       18,856
                                                                      =========    =========    =========    =========
     Diluted                                                             18,735       19,277       19,115       20,267
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

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                                                    Accumulated
                                                                                       Other
                                                                                      Compre-
                                                            Additional                hensive     Deferred
                                          Common  Treasury    Paid-in    Retained      Income       Com-
                                          Stock    Stock      Capital    Earnings      (Loss)     pensation    Total
                                          ------  --------  ----------   --------   -----------   ---------  ---------
Balance as of December 31, 2000            $194   $     --   $ 234,619   $ 56,862      $ 1,858     $(5,856)  $ 287,677
Treasury and common stock transactions:
    Issuance of restricted stock             --         --      18,111         --           --      (3,943)     14,168
    Amortization of deferred compensation    --         --          --         --           --       2,425       2,425
    Forfeitures of restricted stock          --         --        (772)        --           --          52        (720)
    Issuance of stock for acquisition        --         --         430         --           --          --         430
    Exercise of stock options                --         --         431         --           --          --         431
    Repurchases of treasury stock            --    (27,722)         --         --           --          --     (27,722)
    Reissuance of treasury stock             --        263          68         --           --          --         331
Accrued compensation                         --         --       1,766         --           --          --       1,766
Cumulative effect of accounting change,
  net of tax                                 --         --          --      4,494       (3,581)         --         913
Net loss                                     --         --          --    (12,140)          --          --     (12,140)
Unrealized loss on available-for-sale
  investments, net of tax                    --         --          --         --         (146)         --        (146)
Foreign currency translation adjustments,
  net of tax                                 --         --          --         --       (3,113)         --      (3,113)
                                           ----   --------   ---------   --------      -------     -------   ---------
Balance as of September 30, 2001           $194   $(27,459)  $ 254,653   $ 49,216      $(4,982)    $(7,322)  $ 264,300
                                           ====   ========   =========   ========      =======     =======   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)


                                                                            Nine Months Ended
                                                                              September 30,

                                                                          ---------------------
                                                                            2001         2000
                                                                          ---------   ---------
Cash flows from operating activities:
   Net income (loss)                                                      $  (7,646)  $  11,085
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                       16,072      14,032
         Gain on sale of equity securities, net                                (867)     (7,313)
         Write-down of long-term investment                                   9,760          --
         Deferred income taxes                                               (1,882)     (1,597)
         Nonrecurring charges                                                    --      13,975
         Special charges                                                     10,435          --
         Net unrealized loss on derivative instruments                        5,514          --
         Cumulative effect of accounting change, net of tax                  (4,494)         --
         Stock-based compensation                                             2,425       3,237
         Changes in assets and liabilities:
              Trade and other receivables                                    21,549     (49,845)
              Accounts payable                                                 (673)       (594)
              Accrued expenses                                              (33,802)    100,170
              Income taxes payable                                          (27,170)     (1,368)
              Other, net                                                     (6,166)     (1,310)
                                                                          ---------   ---------
                     Net cash provided by (used in) operating activities    (16,945)     80,472
                                                                          ---------   ---------

Cash flows from investing activities:

   Acquisitions, net of cash acquired                                        (2,400)    (15,757)
   Purchases of property and equipment                                      (17,720)    (13,817)
   Purchases of long-term investments                                            --     (10,893)
   Proceeds from sales of equity securities, net                                867       7,313
   Other, net                                                                 3,382       2,028
                                                                          ---------   ---------
                     Net cash used in investing activities                  (15,871)    (31,126)
                                                                          ---------   ---------

Cash flows from financing activities:

   Proceeds from stock options exercised                                        431         528
   Proceeds from sale of subsidiary stock                                        --       2,919
   Proceeds from sale of common stock                                            --      76,185
   Purchases of treasury stock, net of reissuances                          (21,799)         --
   Payments on debt                                                            (736)     (1,822)
                                                                          ---------   ---------
                     Net cash provided by (used in) financing activities    (22,104)     77,810
                                                                          ---------   ---------

Effect of foreign currency exchange rates on cash
   and cash equivalents                                                      (3,707)     (3,988)
                                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents                        (58,627)    123,168

Cash and cash equivalents:
   Beginning of period                                                      184,836      76,848
                                                                          ---------   ---------
   End of period                                                          $ 126,209   $ 200,016
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

            Heidrick & Struggles International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

               (all tables in thousands, except per share figures)
                                   (unaudited)

1.    Interim Financial Data

      The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations, stockholders' equity and cash flows. Certain prior year amounts have been reclassified to conform with the 2001 classifications. These financial statements and notes are to be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders on Form 10-K (File No. 0-25837) for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

      During the third quarter of 2001, the Company renegotiated the terms associated with certain minimum guarantees, which resulted in an extension from a one-year to a three-year amortization period. The accounting for these minimum guarantees was modified consistent with this change.

2.    Derivative Instruments

      The Company receives warrants for equity securities in its client companies, in addition to its cash fee, on some searches. Prior to January 1, 2001, when the warrants were received, revenue was recorded equal to the estimated fair market value of the instrument received. Upon a value event, such as an initial public offering or acquisition, the warrants, and any equity securities arising from their exercise, were accounted for as available-for-sale investments with unrealized gains and losses reported as a component of other comprehensive income. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Some of the Company's warrants meet the definition of a derivative instrument under SFAS 133 and therefore subsequent changes in their fair value must now be recorded in earnings, rather than as a component of other comprehensive income. Each quarter's earnings are affected by the fluctuations in the fair value of these derivative instruments. The Company recognized a net unrealized loss of $5.5 million, net of consultants' bonuses and administrative and other costs, during the nine months ended September 30, 2001, due to changes in the fair value of these derivative instruments during the period. In addition, the fair value of warrants received is no longer recorded in revenue upon receipt; instead, the fair value is recorded as an unrealized gain, net of consultants' bonuses and administrative and other costs, in non-operating income.

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

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share.


                                                  Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                 --------------------    -------------------
                                                   2001        2000        2001       2000
                                                 --------    --------    --------    -------
Basic earnings (loss) per common share
Income (loss) available to common stockholders   $(13,007)   $ (2,428)   $ (7,646)   $11,085
Weighted average common shares outstanding         18,735      19,277      19,115     18,856
                                                 --------    --------    --------    -------
Basic earnings (loss) per common share           $  (0.69)   $  (0.13)   $  (0.40)   $  0.59
                                                 ========    ========    ========    =======

Diluted earnings (loss) per common share
Income (loss) available to common stockholders   $(13,007)   $ (2,428)   $ (7,646)   $11,085
                                                 --------    --------    --------    -------
Weighted average common shares outstanding         18,735      19,277      19,115     18,856
Dilutive common shares                                 --          --          --      1,411
                                                 --------    --------    --------    -------
Weighted average diluted common shares
       outstanding                                 18,735      19,277      19,115     20,267
                                                 --------    --------    --------    -------
Diluted earnings (loss) per common share         $  (0.69)   $  (0.13)   $  (0.40)   $  0.55
                                                 ========    ========    ========    =======

5.    Comprehensive Income

      Comprehensive income is comprised of net income and all changes to stockholders' equity, except those changes resulting from investments by owners (changes in additional paid-in capital) and distributions to owners (dividends).

      Comprehensive income is as follows:


                                                                         Three Months Ended       Nine Months Ended
                                                                           September 30,            September 30,
                                                                        --------------------    --------------------
                                                                          2001        2000        2001        2000
                                                                        --------    --------    --------    --------
Net income (loss)                                                       $(13,007)   $ (2,428)   $ (7,646)   $ 11,085
                                                                        --------    --------    --------    --------
Other comprehensive income (loss) before income taxes:

     Foreign currency translation adjustment                               4,757      (4,512)     (5,462)     (7,295)
     Unrealized loss on available-for-sale investments                       (69)     (8,443)       (247)     (9,950)
     Cumulative effect of accounting change                                   --          --      (6,067)         --
                                                                        --------    --------    --------    --------
        Total other comprehensive income (loss), before income taxes       4,688     (12,955)    (11,776)    (17,245)
Provision for (benefit from) income taxes related to
   items of other comprehensive income (loss)                              2,017      (5,474)     (4,936)     (7,339)
                                                                        --------    --------    --------    --------
        Other comprehensive income (loss), net of income taxes             2,671      (7,481)     (6,840)     (9,906)
                                                                        --------    --------    --------    --------
        Comprehensive income (loss)                                     $(10,336)   $ (9,909)   $(14,486)   $  1,179
                                                                        ========    ========    ========    ========

6.    Segment Information

      The Company adjusted its segment reporting in 2001 to reflect the current internal management reporting structure, which included changes in the allocation of certain costs to operations and corporate expenses. Prior period segment disclosures were revised to reflect these changes. The Company currently operates principally through two lines of business: Executive Search and LeadersOnline. The Company breaks out revenue and operating income in its Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of North America and Latin America. The North America region includes the U.S. (except Miami) and Canada. The Latin America region includes Mexico and the rest of Latin America, as well as Miami, which serves as its gateway office to the region. The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.


                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                       ----------------------    ----------------------
                                                          2001         2000         2001         2000
                                                       ---------    ---------    ---------    ---------
Revenue:
Americas
      North America                                    $  54,586    $  87,837    $ 191,491    $ 261,420
      Latin America                                        3,651        4,898       11,520       14,766
International
      Europe                                              33,939       41,068      125,227      129,060
      Asia Pacific                                         6,794        8,536       22,112       26,134
                                                       ---------    ---------    ---------    ---------
Total Executive Search                                    98,970      142,339      350,350      431,380
LeadersOnline                                              5,648        5,742       16,707       15,053
                                                       ---------    ---------    ---------    ---------
      Total                                            $ 104,618    $ 148,081    $ 367,057    $ 446,433
                                                       =========    =========    =========    =========

Operating income (loss):
Americas
      North America                                    $   4,027    $  18,663    $  18,417    $  49,526
      Latin America                                         (702)         791       (1,297)       1,731
International
      Europe                                              (2,308)       4,086        8,424       11,799
      Asia Pacific                                           675        1,140        2,318        3,866
                                                       ---------    ---------    ---------    ---------
Total Executive Search                                     1,692       24,680       27,862       66,922
LeadersOnline                                              1,062      (16,786)        (759)     (25,305)
Corporate                                                 (8,474)      (7,242)     (24,093)     (24,019)
                                                       ---------    ---------    ---------    ---------
      Operating income (loss) before special charges      (5,720)         652        3,010       17,598
Special charges                                           (2,272)          --      (10,435)          --
                                                       ---------    ---------    ---------    ---------
      Total                                            $  (7,992)   $     652    $  (7,425)   $  17,598
                                                       =========    =========    =========    =========

                                                 September 30,    December 31,
                                                     2001             2000
                                                   --------         --------
Identifiable assets:
Americas
      North America                                $108,517         $123,468
      Latin America                                   7,182           10,424
International
      Europe                                        133,592          144,230
      Asia Pacific                                   21,320           22,237
                                                   --------         --------
Total Executive Search                              270,611          300,359
LeadersOnline                                         3,227            4,805
Corporate                                           171,251          218,480
                                                   --------         --------
      Total                                        $445,089         $523,644
                                                   ========         ========

7.    Public Offering

      On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.2 million to the Company and $31.0 million to the selling stockholders. The Company did not receive any of the proceeds from the sale by the selling stockholders. The Company has used the net proceeds from this offering for general corporate purposes including funding LeadersOnline, Inc., ("LeadersOnline") and other growth initiatives, selective hiring of additional executive search consultants, expanding its technology infrastructure, and funding acquisitions and share repurchases.

      On April 10, 2000, LeadersOnline filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock. On September 21, 2000, the Company decided to retain proprietary control of LeadersOnline and its innovations in online recruiting, and therefore withdrew its registration statement.

8.    Nonrecurring Charge

      On April 10, 2000, LeadersOnline filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock. In the third quarter of 2000, the Company decided to retain proprietary control of LeadersOnline and its innovations in online recruiting, and therefore withdrew its registration statement. In connection with the withdrawal of the registration statement, the Company recorded nonrecurring charges in the third quarter of 2000. These included a non-cash compensation charge of $12.2 million, which represents the remainder of a $14.9 million non-cash compensation charge related to the issuance of options by LeadersOnline at a price below the deemed fair market value, for accounting purposes, at the time of issuance. The difference of $2.7 million was recorded as a recurring charge over the first three quarters of 2000. The resulting amount of $14.9 million was recorded to additional paid-in capital. Also, a $1.8 million charge was recorded for the write-off of expenses related to planning the initial public offering.

      In addition, there were two types of payments that were charged to additional paid-in capital. These included $10.0 million to compensate management and employees for the value of their LeadersOnline options and $3.1 million to repurchase LeadersOnline stock from Company employees and VerticalNet, Inc.

9.    Special Charges

      During the second quarter of 2001, the Company announced a strategic reduction of its workforce in order to better adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. At the time of the announcement, the Company estimated it would incur between $9.0 million and $10.0 million for severance and other related costs. The strategic reduction affected 300 people, or 13 percent of the firm's global workforce. This workforce reduction affected all levels of the Company, most of which were in the core Executive Search business, including 69 consultants. The remainder was support staff in both Executive Search and LeadersOnline, and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 24% were in Europe, and the rest were in Latin America and Asia Pacific. The layoffs impacted virtually all practice groups.

      As a result of this workforce reduction, the Company incurred special charges primarily for severance and other related costs of $8.2 million in the second quarter of 2001 and $2.3 million in the third quarter of 2001, for a total charge of $10.4 million for the nine months ended September 30, 2001. The charge for severance and other related costs was established in accordance with Emerging Issues Task Force No. 94-3.

      For the nine months ended September 30, 2001, the special charges by segment are as follows: North America $2.2 million, Latin America $1.0 million, Europe $5.5 million, Asia Pacific $394,000, Corporate $1.2 million and LeadersOnline $76,000.

      In the Consolidated Statements of Income, the charges have been segregated on a separate line titled, "Special charges." For segment reporting, the special charges have been segregated and, therefore, do not impact the year-to-year comparisons.

      The following table summarizes the restructuring reserve activity through September 30, 2001:


                                        Severance and                   Other
                                       Other Employee     Office        Cash
                                        Related Costs    Closings      Charges       Total
                                       --------------    --------      -------      -------
Special charge-second quarter of 2001      $ 7,717        $    --       $ 446       $ 8,163
Special charge-third quarter of 2001         1,480          1,020         272         2,772
Change in estimate                            (500)            --          --          (500)
Payments                                    (4,128)          (160)       (386)       (4,674)
                                           -------        -------       -----       -------
Balance at September 30, 2001              $ 4,569        $   860       $ 332       $ 5,761
                                           =======        =======       =====       =======

The remaining accrual at September 30, 2001 of $5.8 million is expected to be paid primarily in the fourth quarter of 2001.

10.   Investments

      During the three months ended September 30, 2001, the Company wrote down its investment in Silicon Valley Internet Capital ("SVIC") due to the economy's impact on Internet infrastructure start-up companies. The write-down resulted in a non-cash charge of $9.8 million. Robert W. Shaw, a member of the Company's Board of Directors, has an ownership interest in SVIC and is Executive Chairman and a Director of SVIC.

11.   Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations must be accounted for using the purchase method of accounting. This approach reflects the conclusion that all business combinations are acquisitions and, thus, should be accounted for in the same way that other asset acquisitions are accounted for, based on the values exchanged. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill will no longer be amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. For intangible assets, the new rules state that an acquired asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This requirement may result in more intangible assets being separated from goodwill than generally occurs in practice today.

      Management continues to assess the impact of SFAS Nos. 141 and 142 and has not yet determined the full extent to which these new statements will affect the financial statements. The provisions of the above-mentioned statements shall be applied beginning January 1, 2002. Early adoption is not permitted. As a result, impairment, if any, will be recognized on January 1, 2002 as a cumulative effect of a change in accounting principle. As a result of adoption of this standard, the Company expects that it will cease to record goodwill amortization of $2.8 million in 2002.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines. The statement is effective beginning January 1, 2002.

12.   Business Combinations - Accounted for Using the Purchase Method

      The Company completed three acquisitions of executive search firms during the nine months ended September 30, 2001. The total purchase price for these acquisitions was approximately $8.6 million, which was paid in cash, shares of the Company's common stock and notes payable.

      During the nine months ended September 30, 2000, the Company completed three acquisitions of executive search firms. The total purchase price for these acquisitions was approximately $19.9 million, which was paid in cash and shares of the Company's common stock.

      Results of operations of these businesses have been included in the consolidated financial statements from the date of acquisition and are not material to the consolidated financial statements for the nine months ended September 30, 2001.

13.   Subsequent Events

      On October 29, 2001, the Company announced broad-based plans to enhance its strategic and operational direction throughout the firm. Highlights of the plan include a reshaping of the organization, a renewed focus on the Company's core executive search business, and cost reduction initiatives to better align costs with current revenue levels. The Company will incur special charges aggregating between $45 million and $50 million, for severance, office space reductions and other costs, mostly in the fourth quarter of 2001. Approximately 90% of the aggregate charge will be a use of cash.

      A workforce reduction of approximately 16% of the Company's global workforce has been implemented as part of this initiative. This is in addition to the reduction announced in June 2001 as discussed in Note 9 above. A significant portion of the charge is related to the consolidation or downsizing of office space and other infrastructure. Many of the large offices will become service centers for smaller offices that will operate without local administrative support. This design is particularly applicable to North America and other homogenous markets where there is significant opportunity to serve global clients and achieve cost efficiencies. The Company announced that Patrick
S. Pittard, Chairman and former CEO, elected to retire as an employee of the Company effective October 1, 2001. A charge of $7.8 million, net of expenses accrued through September 30, 2001, related to the settlement of his employment contract. No future obligations to Mr. Pittard remain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Heidrick & Struggles International, Inc. ("HSI Group") is the world's premier provider of executive-level search and leadership consulting services. Based on revenue derived from placing senior-level executives, we are one of the largest executive search firms in the world. We provide these services through our global network of offices to a broad range of clients, including Fortune 500 companies, major non-U.S. companies, middle market and emerging growth companies, governmental and not-for-profit organizations, and other leading private and public entities. Through our Internet-enhanced search business, LeadersOnline, Inc. ("LeadersOnline"), we target the recruitment market for mid-level executives and professionals. We also provide other human capital management services that complement our core Executive Search business, including management assessment and placement of interim executive management.

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

      We completed several other acquisitions and mergers in the past two years. On July 20, 2001, we completed the acquisition of SHP Associates Limited, a U.K.-based search firm specializing in work at the middle and senior management levels. On July 3, 2001, we acquired I.C. Recruiting S.r.l. and Interconsult S.r.L, mid-level search companies that operate in Rome, Italy. On June 8, 2001, we acquired H-S Uluslararasi Danismanlik Hizmetleri Anonim Sirketi, an executive search company that gives us a local presence in Turkey. On December 29, 2000, we acquired the Russian, Finnish and Baltic executive search companies of the AMROP worldwide network. On May 1, 2000, we acquired Lynch Miller Moore O'Hara, Inc., a Chicago-based executive search firm that specialized in the venture capital and high tech markets. On April 1, 2000, we acquired TAO International Group, a senior-level executive search firm with offices in Asia. On March 1, 2000, we completed the acquisition of Argonaut Search Group, LLC, a San Francisco-based executive search firm that specialized in the real estate and financial services industries. In December 1999, we completed the acquisition of Redelinghuys & Partners, a senior-level executive search firm in the Republic of South Africa. These acquisitions were accounted for using the purchase method of accounting, with the results of the acquired companies included in the Consolidated Statements of Income beginning on the dates of the respective acquisitions. In September 1999, we merged with Sullivan & Company ("Sullivan"), an executive search firm that specialized in the financial services industry. This transaction was accounted for using the pooling of interests method of accounting.

      With offices in over 75 locations throughout North and South America, Europe, the Middle East, Africa and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to net earnings. However, because certain assets or liabilities are denominated in non-U.S. currencies, changes in currency rates may cause fluctuations in the valuation of such assets or liabilities. For financial information by geographic segment see
Note 6 of our Consolidated Financial Statements.

Results of Operations

      The following table summarizes the results of our operations as a percentage of revenue for the three months and nine months ended September 30, 2001 and 2000:


                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                  ------------------     -----------------
                                                                    2001       2000       2001       2000
                                                                   ------     ------     ------     ------
Revenue                                                             100.0%     100.0%     100.0%     100.0%
                                                                   ------     ------     ------     ------
Operating expenses:
Salaries and employee benefits:
     Salaries and employee benefits                                  74.0       66.5       66.8       67.0
     Nonrecurring compensation charge                                  --        8.3         --        2.7
General and administrative expenses:
     General and administrative expenses                             31.4       23.6       32.4       25.9
     Nonrecurring general and administrative charge                    --        1.2         --        0.4
Special charges                                                       2.2         --        2.8         --
                                                                   ------     ------     ------     ------
         Total operating expenses                                   107.6       99.6      102.0       96.0
                                                                   ------     ------     ------     ------
         Operating income (loss)                                     (7.6)       0.4       (2.0)       4.0
                                                                   ------     ------     ------     ------
Non-operating income (expense):
     Interest income                                                  1.1        1.6        1.3        1.3
     Interest expense                                                  --         --         --         --
     Realized gains on investments                                    0.2        1.8        0.2        1.6
     Net unrealized loss on derivative instruments                   (2.7)        --       (1.5)        --
     Write-down of long-term investment                              (9.3)        --       (2.7)        --
     Other, net                                                        --       (0.1)      (0.1)        --
                                                                   ------     ------     ------     ------
         Net non-operating income (expense)                         (10.7)       3.3       (2.8)       2.9
                                                                   ------     ------     ------     ------
         Income (loss) before income taxes and cumulative effect
            of accounting change                                    (18.3)       3.7       (4.8)       6.9
Provision for (benefit from) income taxes                            (6.0)       5.4       (1.5)       4.4
                                                                   ------     ------     ------     ------
Net income (loss) before cumulative effect of accounting change     (12.3)      (1.7)      (3.3)       2.5
     Cumulative effect of accounting change, net of tax                --         --        1.2         --
                                                                   ------     ------     ------     ------
Net income (loss)                                                   (12.3)%     (1.7)%     (2.1)%      2.5%
                                                                   ======     ======     ======     ======

      The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. We adjusted our segment reporting in 2001 to reflect the current internal management reporting structure, which included changes in the allocation of certain costs to operations and corporate expenses. Prior period segment disclosures were revised to reflect these changes. We currently operate principally through two lines of business: Executive Search and LeadersOnline. We break out revenue and operating income in our Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of North America and Latin America. The North America region includes the U.S. (except Miami) and Canada. The Latin America region includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region. The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific.


                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                      ----------------------    ----------------------
                                                         2001         2000         2001         2000
                                                      ---------    ---------    ---------    ---------
Revenue:
Americas
     North America                                    $  54,586    $  87,837    $ 191,491    $ 261,420
     Latin America                                        3,651        4,898       11,520       14,766
International
     Europe                                              33,939       41,068      125,227      129,060
     Asia Pacific                                         6,794        8,536       22,112       26,134
                                                      ---------    ---------    ---------    ---------
Total Executive Search                                   98,970      142,339      350,350      431,380
LeadersOnline                                             5,648        5,742       16,707       15,053
                                                      ---------    ---------    ---------    ---------
     Total                                            $ 104,618    $ 148,081    $ 367,057    $ 446,433
                                                      =========    =========    =========    =========

Operating income (loss):
Americas
     North America                                    $   4,027    $  18,663    $  18,417    $  49,526
     Latin America                                         (702)         791       (1,297)       1,731
International
     Europe                                              (2,308)       4,086        8,424       11,799
     Asia Pacific                                           675        1,140        2,318        3,866
                                                      ---------    ---------    ---------    ---------
Total Executive Search                                    1,692       24,680       27,862       66,922
LeadersOnline                                             1,062      (16,786)        (759)     (25,305)
Corporate                                                (8,474)      (7,242)     (24,093)     (24,019)
                                                      ---------    ---------    ---------    ---------
     Operating income (loss) before special charges      (5,720)         652        3,010       17,598
Special charges                                          (2,272)          --      (10,435)          --
                                                      ---------    ---------    ---------    ---------
     Total                                            $  (7,992)   $     652    $  (7,425)   $  17,598
                                                      =========    =========    =========    =========

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

      Revenue. Our consolidated revenue decreased $43.5 million, or 29.4%, to $104.6 million for the three months ended September 30, 2001 from $148.1 million for the three months ended September 30, 2000. Excluding the effect of foreign currency translation into the U.S. dollar, revenue would have declined by 28%. The decline was due to decreased demand for our executive search services across most industries and disciplines, especially the Technology, Financial Services, and Consumer practice groups. We believe this decrease reflects the impact of the recent global economic slowdown.

      Our revenue within Executive Search decreased 30.5% to $99.0 million in the third quarter of 2001, down from $142.3 million in the third quarter of 2000. Although fewer searches were conducted overall, searches conducted for the highest level of management positions represented a larger proportion of the total mix. While confirmed searches decreased 38% from the third quarter of 2000, fees per search rose 12%, reflecting the strength of our top-tier search work during this soft economic period.

      Revenue in North America was $54.6 million, a decrease of $33.2 million or 37.9%, from $87.8 million in the third quarter of 2000. All of the practices produced lower revenue in the third quarter compared to last year. In Latin America, revenue was $3.7 million, a decrease of 25.5% from $4.9 million in the third quarter of 2000. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 11% on a local currency basis from the comparable quarter in 2000. Most of the practices reported declines, although the Industrial practice posted an increase. Revenue in Europe was $33.9 million, a decrease of 17.4% from $41.1 million in the third quarter of 2000. The impact of foreign currency translation into U.S. dollar was minimal in the quarter. Strength in the Industrial, Education/Nonprofit, and Consumer practice groups was more than offset by weakness in other practices. In Asia Pacific, revenue was $6.8 million, a decrease of 20.4% from $8.5 million in the third quarter of 2000. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 12% on a local currency basis over the comparable quarter in 2000. Gains were posted in the Industrial, Financial Services, and Education/Nonprofit practice groups, but were offset by declines in other practices.

      Revenue for LeadersOnline was $5.6 million, a decrease of 1.6% from $5.7 million in the third quarter of 2000. During the third quarter of 2001, LeadersOnline confirmed 103 new searches, with an average compensation level of $174,000 per placement. LeadersOnline typically charges about one-third of the placed candidate's salary, although its fees can vary depending on several factors, most important of which is the number of positions per assignment.

      Salaries and employee benefits. Our consolidated salaries and employee benefits decreased $21.0 million, or 21.3%, to $77.5 million for the three months ended September 30, 2001 from $98.5 million for the three months ended September 30, 2000. As a percentage of revenue, salaries and employee benefits increased to 74.0% in the third quarter of 2001 from 66.5% in the third quarter of 2000. The decrease in dollar terms was due to lower accruals for performance-based compensation for management, support staff and executive search consultants. In addition, the expense declined because of the renegotiation of certain minimum guarantees that resulted in their extension from a one-year to a three-year amortization period. The quarter's results did not benefit from approximately $8.0 million in cost savings from the June 2001 workforce reduction; those savings were applied to compensation accruals for top performers. The decrease was partially offset by higher fixed compensation and other costs related to the increase in the number of executive search teams added during the past twelve months, resulting in an increase as a percent of revenue.

      Nonrecurring compensation charge. During the third quarter of 2000, we incurred a nonrecurring compensation charge of $12.2 million as a result of the decision to retain proprietary control of LeadersOnline. This charge represented the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance.

      General and administrative expenses. Our consolidated general and administrative expenses decreased $2.1 million, or 6.0%, to $32.9 million for the three months ended September 30, 2001 from $35.0 million for the three months ended September 30, 2000 due primarily to the implementation of additional cost controls at LeadersOnline. LeadersOnline reduced its staff and marketing expenses substantially in order to align its costs with current revenue performance. As a percentage of revenue, general and administrative expenses increased to 31.4% in the third quarter of 2001 from 23.6% in the third quarter of 2000, primarily because of the relatively large fixed component of the cost structure matched against substantially lower than anticipated revenue. On a sequential basis, general and administrative expenses were lower than the second quarter of 2001 by $8.9 million due to tightened cost control over a number of categories, including travel and meeting expenses.

      Nonrecurring general and administrative charge. During the third quarter of 2000, we incurred a $1.8 million nonrecurring general and administrative charge due to the write-off of expenses related to the planning of LeadersOnline's initial public offering.

      Special charges. During the second quarter of 2001, we announced a strategic reduction of our workforce in order to better adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. At the time of the announcement, we estimated incurring between $9.0 million and $10.0 million for severance and other related costs. The actions affected 300 people, or 13 percent of the firm's global workforce at all levels, most of which were in the core Executive Search business, including 69 consultants. The remainder was support staff in both Executive Search and LeadersOnline, and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 24% were in Europe, and the rest were in Latin America and Asia Pacific. The layoffs impacted virtually all practice groups.

      As part of this initiative, we incurred a special charge of $2.3 million for the three months ended September 30, 2001, primarily for severance and other related costs. The charge is substantially all cash.

      Operating income (loss). Our operating loss was $8.0 million for the three months ended September 30, 2001, a decrease of $8.6 million from $652,000 of operating income for the three months ended September 30, 2000. Within Executive Search, all regions experienced a decline in operating income. In North America, our operating income decreased $14.7 million, or 78.4%, to $4.0 million for the three months ended September 30, 2001 from $18.7 million for the three months ended September 30, 2000, due to the lower level of revenue coupled with higher compensation and other fixed costs, particularly office space, related to the increase in the number of search teams compared to the 2000 third quarter. In Latin America, our operating loss was $702,000 for the three months ended September 30, 2001, a decrease of $1.5 million from $791,000 of operating income for the three months ended September 30, 2000, due to a revenue level that temporarily does not support its cost structure. In Europe, our operating loss was $2.3 million for the three months ended September 30, 2001, a decrease of $6.4 million compared to $4.1 million of operating income for the three months ended September 30, 2000, as revenue fell below the region's cost structure in the quarter. In Asia Pacific, our operating income decreased $465,000, or 40.8%, to $675,000 for the three months ended September 30, 2001 from $1.1 million for the three months ended September 30, 2000, due to the reduced benefit from leverage on lower revenue. Marking the first quarter LeadersOnline has reported a profit in its three-year history, operating income was $1.1 million for the three months ended September 30, 2001 compared to a loss of $16.8 million for the three months ended September 30, 2000. This increase in operating income was due to the implementation of cost controls, which reduced staff and marketing expenses in order to better align its costs with current revenue performance. In addition, the third quarter of 2000 includes nonrecurring charges of $14.0 million as discussed above. Corporate expenses increased $1.3 million, or 17.0%, to $8.5 million for the three months ended September 30, 2001 from $7.2 million for the three months ended September 30, 2000, primarily due to higher systems costs.

      Net non-operating income (expense). Our net non-operating expense was $11.3 million for the three months ended September 30, 2001, a decrease of $16.2 million from $4.9 million of net non-operating income for the three months ended September 30, 2000. During the three months ended September 30, 2001, we wrote down our investment in Silicon Valley Internet Capital ("SVIC") due to the economy's impact on Internet infrastructure start-up companies, which resulted in a non-cash charge of $9.8 million. The decrease also partly was due to a $2.8 million net unrealized loss on derivative instruments from a portion of our warrant portfolio, net of consultants' bonuses and administrative and other costs, during the three months ended September 30, 2001 (See Note 2 in the Notes to Consolidated Financial Statements). Our realized gains from the sale of equity obtained as part of our warrant program were $219,000 for the three months ended September 30, 2001 compared to $2.7 million for the three months ended September 30, 2000, net of consultants' bonuses and administrative and other costs. There was also a decrease in interest income due to lower levels of cash available for investment.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

      Revenue. Our consolidated revenue decreased $79.3 million, or 17.8%, to $367.1 million for the nine months ended September 30, 2001 from $446.4 million for the nine months ended September 30, 2000. Excluding the effect of foreign currency translation into the U.S. dollar, revenue decreased 15%. This decline was due to decreased demand for our executive search services across most industries and disciplines, especially the Technology, Financial Services, and Consumer practice groups. We believe this decrease reflects the impact of the recent global economic slowdown.

      Our revenue within Executive Search decreased 18.8% to $350.4 million in the nine months ended September 30, 2001, down from $431.4 million in the nine months ended September 30, 2000. Although fewer searches were conducted overall, searches conducted for the highest level of management positions remained strong, which resulted in a higher level of fees per search. Confirmed searches decreased 30% from the comparable period in 2000, while fees per search rose 16%.

      Revenue in North America was $191.5 million in the nine months ended September 30, 2001, a decrease of $69.9 million or 26.7%, from $261.4 million in the nine months ended September 30, 2000. Strength in the Education/Nonprofit and Health Care practices was more than offset by declines in the Technology, Financial Services, Consumer and Professional Services practices. In Latin America, revenue decreased 22.0% to $11.5 million in the nine months ended September 30, 2001 from $14.8 million in the nine months ended September 30, 2000, as the region felt some of the effects of a weakening U.S. economy. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 12% on a local currency basis over the comparable period in 2000. The decline in revenue was primarily in our Technology and Consumer practices. Revenue in Europe decreased $3.9 million or 3.0% to $125.2 million from $129.1 million in the nine months ended September 30, 2000. Strength in the Education/Nonprofit, Industrial and Professional Services practices was more than offset by declines in Technology, Financial Services and Health Care. Excluding the impact of foreign currency translation into the U.S. dollar, Europe's revenue grew 2% on a local currency basis over the comparable period in 2000. In Asia Pacific, revenue was $22.1 million, a decrease of 15.4% from $26.1 million in the nine months ended September 30, 2000. Declines were posted in most practice groups. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 7% on a local currency basis over the comparable period in 2000.

      LeadersOnline generated $16.7 million of revenue in the nine months ended September 30, 2001 compared to $15.1 million of revenue in the nine months ended September 30, 2000, due to increased demand for its services in the first half of the year.

      Salaries and employee benefits. Our consolidated salaries and employee benefits decreased $54.0 million, or 18.1%, to $245.1 million for the nine months ended September 30, 2001 from $299.1 million for the nine months ended September 30, 2000. As a percentage of revenue, salaries and employee benefits decreased to 66.8% for the nine months ended September 30, 2001 from 67.0% for the comparable period of 2000. The decline was primarily due to lower accruals for performance-based compensation for management, support staff and executive search consultants. The reduced level of revenue and our variable compensation structure, as well as an adjustment to the anticipated target payout to executive search consultants for the 2001 year, were factors in the lower accrual amounts. The expense also declined because of the renegotiation of certain minimum guarantees that resulted in their extension from a one-year to a three-year amortization period. In addition, the reduction reflects the recoupment, in the first quarter of 2001, of previously recorded performance-related bonus accruals that were not earned because individuals did not meet required performance goals in 2000. Partially offsetting these reductions was an increase in expense due to a greater number of executive search consultants and support staff compared to the prior year period. The average number of executive search consultants for the nine months ended September 30, 2001 was 524, which represents a 23.6% increase over the 424 average number of executive search consultants for the nine months ended September 30, 2000.

      Nonrecurring compensation charge. During the third quarter of 2000, we incurred a nonrecurring compensation charge of $12.2 million as a result of the decision to retain proprietary control of LeadersOnline. This charge represented the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance.

      General and administrative expenses. Our consolidated general and administrative expenses increased $3.2 million, or 2.8%, to $118.9 million for the nine months ended September 30, 2001 from $115.7 million for the nine months ended September 30, 2000. This increase was due to higher bad debt expense, higher facilities expenses related to the increase in executive search consultants and support staff over the past year, and an increase in depreciation and amortization due to office expansions and investments in technology. As a percentage of revenue, general and administrative expenses increased to 32.4% in the nine months ended September 30, 2001 from 25.9% in the nine months ended September 30, 2000, primarily because of the relatively large fixed component of our cost structure matched against substantially lower than anticipated revenue.

      Nonrecurring general and administrative charge. During the third quarter of 2000, we incurred a $1.8 million nonrecurring general and administrative charge due to the write-off of expenses related to the planning of LeadersOnline's initial public offering.

      Special charges. During the second quarter of 2001, we announced a strategic reduction of our workforce in order to better adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. At the time of the announcement, we estimated incurring between $9.0 million and $10.0 million for severance and other related costs. The actions affected 300 people, or 13 percent of the firm's global workforce at all levels, most of which were in the core Executive Search business, including 69 consultants. The remainder was support staff in both Executive Search and LeadersOnline, and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 24% were in Europe, and the rest were in Latin America and Asia Pacific. The layoffs impacted virtually all practice groups.

      As part of this initiative, we incurred special charges of $10.4 million for the nine months ended September 30, 2001, primarily for severance and other related costs. The charges are substantially all cash.

      Operating income (loss). Our operating loss was $7.4 million for the nine months ended September 30, 2001, a decrease of $25.0 million from $17.6 million of operating income for the nine months ended September 30, 2000. Within Executive Search, all regions experienced a decline in operating income. In North America, our operating income decreased $31.1 million, or 62.8%, to $18.4 million for the nine months ended September 30, 2001 from $49.5 million for the nine months ended September 30, 2000, due to the lower level of revenue coupled with higher compensation and other fixed costs, particularly office space, related to the increase in the number of search teams compared to 2000. In Latin America, our operating loss was $1.3 million for the nine months ended September 30, 2001, a decrease of $3.0 million from $1.7 million of operating income for the nine months ended September 30, 2000, due to lower revenue levels. In Europe, our operating income decreased $3.4 million, or 28.6%, to $8.4 million for the nine months ended September 30, 2001 compared to $11.8 million for the nine months ended September 30, 2000, due to higher fixed costs in the 2001 period. In Asia Pacific our operating income decreased $1.6 million, or 40%, to $2.3 million for the nine months ended September 30, 2001 from $3.9 million for the nine months ended September 30, 2000, due to lower revenue levels partially offset by a decline in salaries and employee benefits. LeadersOnline had an operating loss of $759,000 for the nine months ended September 30, 2001, compared to $25.3 million of operating losses for the nine months ended September 30, 2000. This decrease in LeadersOnline was due to the implementation of cost controls, which reduced staff and marketing expenses in order to better align its costs with current revenue performance. In addition, the nine months ended September 30, 2000 includes $14.0 million of nonrecurring charges as discussed above. Corporate expenses increased $100,000, or 0.3%, to $24.1 million for the nine months ended September 30, 2001 from $24.0 million for the nine months ended September 30, 2000.

      Net non-operating income (expense). Our net non-operating expense was $10.4 million for the nine months ended September 30, 2001, a decrease of $23.3 million compared to $12.9 million of net non-operating income for the nine months ended September 30, 2000. During the three months ended September 30, 2001, we wrote down our investment in SVIC due to the economy's impact on Internet infrastructure start-up companies, which resulted in a non-cash charge of $9.8 million. The decrease also partly was due to a $5.5 million net unrealized loss on derivative instruments from a portion of our warrant portfolio, net of consultants' bonuses and administrative and other costs, during the nine months ended September 30, 2001 (See Note 2 in the Notes to Consolidated Financial Statements). In addition, our realized gains from the sale of equity obtained as part of our warrant program were $867,000 for the nine months ended September 30, 2001 compared to $7.3 million for the nine months ended September 30, 2000, net of consultants' bonuses and administrative and other costs. There was also a decrease in interest income due to lower levels of cash available for investment.

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

Liquidity and Capital Resources

      We periodically evaluate our liquidity requirements, capital needs and availability of capital resources based on our plans for expansion and other operating needs. We finance our operations through internally generated funds and the availability of borrowings under our credit facility. In addition, we received $51.8 million from our initial public offering in April 1999 and $76.2 million from our follow-on public offering in February 2000. We pay a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on Company performance and the performance of the individual employee.

      We believe that the net proceeds from our common stock offerings, together with funds expected to be generated from operations and our line of credit, will be sufficient to finance our operations for the foreseeable future as well as our cash payments associated with our special charges. However, if we undertake significant acquisitions or other investment activities, we may need access to additional sources of debt or equity financing.

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

      In the third quarter of 2000, we made a decision to retain proprietary control of LeadersOnline and its innovations in online recruiting. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Class A common stock and we paid $3.1 million to repurchase the stock sold to VerticalNet, Inc. and to certain of our employees. In addition, we paid $10.0 million to compensate option holders for the cancellation of their options. These payments were made in the fourth quarter of 2000. See Note 8 in the Notes to Consolidated Financial Statements.

      We maintained cash and cash equivalents at September 30, 2001 and 2000 of $126.2 million and $200.0 million, respectively. For the nine months ended September 30, 2001, cash used in operating activities was $16.9 million, reflecting the payment of bonuses in March 2001, prepayment of income taxes during the first six months of 2001, payments from our June restructuring and our net loss. For the nine months ended September 30, 2000, cash provided by operating activities was $80.5 million, reflecting net income and non-cash expenses for compensation, depreciation and amortization, as well as a decrease in working capital.

      Cash used in investing activities was $15.9 million for the nine months ended September 30, 2001 and $31.1 million for the nine months ended September 30, 2000. This decrease between the periods was primarily due to a lower level of acquisition and investment activity. During the nine months ended September 30, 2000, we purchased $10.9 million of long-term investments. We have not purchased any long-term investments in 2001. However, we wrote down our investment in SVIC during the three months ended September 30, 2001, due to the economy's impact on Internet infrastructure start-up companies, which resulted in a non-cash charge of $9.8 million during the period.

      During the first nine months of 2001, we acquired three executive search firms for $8.6 million in cash, notes and shares of our common stock.

      During the nine months ended September 30, 2001 and 2000, the amount of cash received as a result of the sale of equity securities received as part of our warrant program was $867,000 and $7.3 million, net of consultants' bonuses and administrative and other costs, respectively.

      Capital expenditures were $17.7 million and $13.8 million for the nine months ended September 30, 2001 and 2000, respectively. These expenditures were primarily for office furniture and fixtures, leasehold improvements, and computer equipment and software.

      Cash used in financing activities was $22.1 million for the nine months ended September 30, 2001, resulting primarily from purchases of our common stock. On March 16, 2001, we announced that our Board of Directors had authorized management to repurchase up to two million shares of our common stock over the next two years. During the nine months ended September 30, 2001, we repurchased 1,445,500 shares of our common stock, for which some of the cash settlement occurred in October 2001. Cash provided by financing activities was $77.8 million for the nine months ended September 30, 2000, resulting from the net proceeds raised in the follow-on public offering (See Note 7 in our Notes to Consolidated Financial Statements).

      We have a $40.0 million reducing revolving credit facility. This facility will terminate on December 31, 2001 but we expect to replace it with a similar or larger facility. There were no borrowings outstanding under this line of credit at September 30, 2001 and 2000, respectively. At our discretion, we may borrow either U.S. dollars on deposit in the United States, or U.S. dollars or foreign currencies on deposit outside the United States. Non-U.S. borrowings bear interest at the then-existing LIBOR plus a margin as determined by certain tests of our financial condition. U.S. borrowings bear interest at the then-existing prime rate.

      The current line of credit has certain financial covenants we must meet relating to consolidated net worth, liabilities, and debt in relation to cash flows. At September 30, 2001, we were in compliance with these financial covenants.

Recent Announcements

      On October 29, 2001, we announced broad-based plans to enhance our strategic and operational direction throughout the firm. Highlights of the plan include a reshaping of the organization, a renewed focus on our core executive search business, and cost reduction initiatives to better align costs with current revenue levels. We will incur special charges aggregating between $45 million and $50 million, for severance, office space reductions and other costs, mostly in the fourth quarter of 2001. Approximately 90% of the aggregate charge will be a use of cash.

      A workforce reduction of approximately 16% of our global workforce has been implemented as part of this initiative. This is in addition to the reduction announced in June 2001. A significant portion of the charge is related to the consolidation or downsizing of office space and other infrastructure. Many of the large offices will become service centers for smaller offices that will operate without local administrative support. This design is particularly applicable to North America and other homogenous markets where there is significant opportunity to serve global clients and achieve cost efficiencies. We announced that Patrick S. Pittard, Chairman and former CEO, elected to retire as an employee of the Company effective October 1, 2001. A charge of $7.8 million, net of expenses accrued through September 30, 2001, related to the settlement of his employment contract. No future obligations to Mr. Pittard remain.

Recently Issued Financial Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations must be accounted for using the purchase method of accounting. This approach reflects the conclusion that all business combinations are acquisitions and, thus, should be accounted for in the same way that other asset acquisitions are accounted for, based on the values exchanged. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill will no longer be amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. For intangible assets, the new rules state that an acquired asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This requirement may result in more intangible assets being separated from goodwill than generally occurs in practice today.

      We continue to assess the impact of SFAS Nos. 141 and 142 and have not yet determined the full extent to which these new statements will affect the financial statements. The provisions of the above-mentioned statements shall be applied beginning January 1, 2002. As a result, impairment, if any, will be recognized on January 1, 2002 as a cumulative effect of a change in accounting principle. Early adoption is not permitted. As a result of adoption of this standard, we expect that we will cease to record goodwill amortization of $2.8 million in 2002.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines. The statement is effective beginning January 1, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Derivative Instruments

      We receive warrants for equity securities in our client companies, in addition to our cash fee, on some searches. Some of these warrants meet the definition of a derivative instrument under SFAS 133 and therefore subsequent changes in their fair value must now be recorded in earnings, rather than as a component of other comprehensive income. As a result of the adoption of SFAS 133 on January 1, 2001, we recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes. Going forward, each quarter's earnings are anticipated to be affected by the fluctuations in the fair value of these derivative instruments. We recognized a net unrealized loss of $5.5 million, net of consultants' bonuses and administrative and other costs, during the nine months ended September 30, 2001, due to changes in the fair value of these derivative instruments during the period (See Note 2 in the Notes to Consolidated Financial Statements).

Currency Market Risk

      Historically, we have not experienced any significant translation gains or losses on transactions involving U.S. dollars and other currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to net earnings.

Forward-Looking Statements

      The Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; a continuing economic downturn in the United States or a material economic downturn in Europe or elsewhere, or social or political instability in overseas markets; bad debt write-offs far in excess of allowances for doubtful accounts; continued increased acceptance of online recruiting; losses in our venture capital investments; an inability to achieve the planned cost savings from our restructuring initiatives; and delays in the development and/or implementation of new technology and systems. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time we have been involved in litigation that is incidental to our business. We currently are not a party to any litigation, the adverse resolution of which, in management's opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities

      Pursuant to the terms and conditions of the SHP Associates Limited acquisition, on July 20, 2001, we issued 20,089 shares of our common stock, in addition to cash, to purchase all of the issued and outstanding stock in the acquired company. Pursuant to such acquisition, we received no proceeds from the issuance of stock to the holders of the shares for which exemption from registration is claimed under Regulation S of the Securities Act of 1933. In connection with the same acquisition, we issued interest-bearing notes to each shareholder, which are redeemable six months from the date of issue.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
      No.         Description

      -------     -----------
      3.01        Form of Amended and Restated Certificate of Incorporation of
                  the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's Registration Statement on Form S-4 (File No.
                  333-61023))

      9.02 Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

(b)   Reports on Form 8-K

      We filed no reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001.

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