Form 10-K
period 2001-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2002-03-29
CIK 1066605

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

          [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

          [_]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-25837

                               -----------------

                   HEIDRICK & STRUGGLES INTERNATIONAL, INC.
            (Exact Name of Registrant as Specified in its Charter)

                      Delaware                 36-2681268
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of
                  Incorporation or       Identification Number)
                    Organization)

       233 South Wacker Drive, Suite 4200, Chicago, Illinois 60606-6303
              (Address of principal executive offices) (Zip Code)

                                (312) 496-1200
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
         Title of each class    Name of each exchange on which registered
         -------------------    -----------------------------------------
       Common Stock, $.01 par            Nasdaq National Market
                value

       Securities registered pursuant to Section 12(g) of the Act: None

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares outstanding of the Company's Common Stock as of March 1, 2002 was 18,043,279 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 1, 2002 (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) was approximately $276,206,215 based upon the closing market price of $16.05 on that date of a share of Common Stock as reported on the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on June 6, 2002, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                    PART I

                                                                    PAGE
                                                                    ----
        Item 1. Business...........................................   1
        Item 2. Properties.........................................  10
        Item 3. Legal Proceedings..................................  10
        Item 4. Submission of Matters to a Vote of Security Holders  10

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................ 11
Item 6.  Selected Financial Data.............................................................. 12
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 14
Item 7a. Quantitative and Qualitative Disclosures About Market Risk........................... 25
Item 8.  Financial Statements and Supplementary Data.......................................... 26
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 52

                                   PART III

   Item 10. Our Directors and Executive Officers......................... 52
   Item 11. Executive Compensation....................................... 52
   Item 12. Voting Securities of Certain Beneficial Owners and Management 52
   Item 13. Certain Relationships and Related Transactions............... 52

                                    PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K 52
  Signatures............................................................. 56

                                    PART I

ITEM 1. BUSINESS

   Heidrick & Struggles International, Inc. ("Heidrick & Struggles") is a premier provider of executive-level search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of their executive and mid-level management positions. During 2001, we operated principally through two lines of business:
Executive Search and LeadersOnline, our mid-level management recruiting business.

   Heidrick & Struggles and its predecessors have been in the executive search business for approximately 48 years. On February 26, 1999, Heidrick & Struggles Inc., which operated primarily in North America, Latin America and Asia Pacific, merged with and into Heidrick & Struggles International, Inc., which operated in Europe. As a result of the merger, today we provide our services to a broad range of clients through our worldwide network of 432 consultants located in major cities around the world. We provide our executive search services on a retained basis to a broad range of clients, recruiting senior executives who often earn more than $180,000 annually. Our clients include the following:

  .   Fortune 500 companies

  .   Major non-U.S. companies

  .   Middle market and emerging growth companies

  .   Governmental and not-for-profit organizations

  .   Other leading private and public entities

   The executive search industry is highly fragmented, consisting of more than 5,000 executive search firms worldwide. According to trade publications, only eight firms/alliances generated more than $100 million in worldwide revenue during 2001. Executive search firms are generally separated into two broad categories: retained search firms and contingency search firms. Retained executive search firms fulfill their clients' senior leadership needs by identifying, evaluating, assessing and recommending qualified candidates for positions typically with annual cash compensation of $150,000 and above. Retained executive search firms generally are compensated for their services whether or not they are successful in placing a candidate, and are generally retained on an exclusive basis. In contrast, contingency search firms typically focus primarily on positions with annual cash compensation of less than $150,000 and are compensated only upon successfully placing a recommended candidate. Executive search firms normally charge a fee for their services equal to approximately one-third of the first year's total compensation for the position being filled.

   Our executive search process typically consists of the following steps:

  . Analyze the client's needs in order to understand its organizational structure; determine the required set of skills for the position, relationships and culture; define the required experience; and identify the other characteristics necessary for the successful candidate

  . Interview and evaluate candidates on the basis of experience and potential cultural fit with the client organization

  . Present confidential written reports on the candidates who most closely fit the position specification

  . Schedule a mutually convenient meeting between the client and each candidate

  .   Collect references on the final candidate

  . Assist in structuring the compensation package and supporting the successful candidate's integration into the client team

   Over the past several years we have begun to expand our services beyond Executive Search. In March 1999, we launched our mid-level recruiting business as a separate subsidiary called LeadersOnline, after approximately two years of development. As of January 1, 2002, we completed the integration of LeadersOnline into our Executive Search business and now market it primarily in the United States and Europe under the name Heidrick & Struggles Management Search. Our focus is the placement of high potential executives and professionals who represent the next generation of leadership within organizations, utilizing tools that include the Internet and our proprietary candidate matching and tracking technology. The positions for which we recruit in this practice typically have annual compensation in the $75,000 to $180,000 range. For several years, we have offered management assessment and interim executive placement services in Europe. In late 2000, we extended our management assessment business to the United States and other parts of the world. This service, called Heidrick & Struggles Executive Assessment, provides senior-level executives with objective assessments of the individuals and teams reporting to them. In addition, we plan to expand our interim executive management placement offering into the United States in early 2002.

Matrix Structure

   Our matrix structure, which is organized by geography, industry practices and functional positions, is designed to enable us to better understand our clients' cultures, operations, business strategies and industries, thereby improving our ability to serve them.

   Geographic Structure. We provide executive-level search and leadership consulting to our clients worldwide through our locations in 34 countries. Most locations are managed by an Office Managing Partner or a Partner in Charge, and staffed with consultants, associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

   Industry Practices. We have seven core industry practice groups within Executive Search: financial services, technology, industrial, consumer products, health care, professional services, and higher education/not-for-profit. These core industry practice groups and their relative sizes, as measured by revenue for 2001, are as follows:

                                                   Percentage
                                                       of
                   Industry Practice Group          Revenue
                   -----------------------         ----------
                   Financial Services.............     28%
                   Technology.....................     25
                   Industrial.....................     17
                   Consumer Products..............     13
                   Health Care....................      8
                   Professional Services..........      5
                   Higher Education/Not-for-Profit      3
                   Other..........................      1
                                                      ---
                                                      100%
                                                      ===

   Executive search consultants from each of these industry practice groups may reside in any one of our locations. Certain markets have a significant concentration of companies within particular industry sectors, and we have designated certain locations as competency centers for a practice. For example, our Financial Services practice group has its largest concentration of consultants in New York and London, two of the largest financial centers in the world. Each industry practice group is coordinated by a Practice Managing Partner who establishes marketing and search strategies, identifies focused accounts and target clients, and facilitates and assists with the group's marketing activities.

   Functional Specialties. We recognize that searching for candidates for certain executive positions often requires specialized skill in much the same way as a search for an executive in a particular industry. As a result, many of our executive search consultants also specialize in searches for functional positions such as members of boards of directors, chief executive officers, chief financial officers and chief information officers. Typically, a consultant in a particular industry practice group who receives an assignment for a given functional position will consult throughout the search assignment with one or more colleagues with the appropriate functional expertise. This coordination benefits our clients because the best candidate for certain functional positions often will come from a different industry. For example, a client in the industrial sector seeking a new chief information officer may benefit from exposure to a candidate whose background is in the health care sector, even though that candidate may be less well known by the members of our Industrial practice group. Because our functional specialists tend to have experience with appropriate candidates from many different industries, they can bring the necessary experience from a range of industry practice groups to the assignment.

   On a given search assignment, we will generally utilize the expertise of executive search consultants in more than one of our locations, industry practice groups and functional specialties. For example, an executive search for a chief financial officer of a technology company located in the United Kingdom may involve an executive search consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in Menlo Park with expertise in the Technology practice group and a third executive search consultant in New York with expertise in chief financial officer recruiting.

Information by Segment

  Executive Search Regions:

   North America. As of December 31, 2001, we employed 217 executive search consultants working in our North America segment, which includes the United States (except Miami) and Canada. Our North America segment generated approximately 52% of our worldwide revenue in 2001. The largest offices in this segment in terms of revenue are New York, Chicago and Menlo Park.

   Latin America. As of December 31, 2001, we had 23 executive search consultants working in our Latin America segment, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region. Approximately 3% of our worldwide revenue in 2001 was generated in this segment.

   Europe. As of December 31, 2001, we had 157 executive search consultants in 18 European countries and one location in the Middle East. Our Europe segment generated approximately 34% of our worldwide revenue in 2001. Germany, the United Kingdom and France produced the highest levels of revenue in this segment.

   Asia Pacific. As of December 31, 2001, we had 35 executive search consultants in the Asia Pacific segment. This segment generated approximately 6% of our worldwide revenue in 2001.

  LeadersOnline:

   LeadersOnline, headquartered in Aliso Viejo, California during 2001, had 49 full-time employees as of December 31, 2001. LeadersOnline represented approximately 5% of our worldwide revenue in 2001. In early 2002, we completed the integration of LeadersOnline into our Executive Search business and will operate it as a practice within our Executive Search business.

   For financial information relating to each operating segment, see Note 3 in the Notes to Consolidated Financial Statements.

Seasonality

   Historically, in years that were not affected by significant economic change, there has been some seasonality in our business. As a percentage of total annual revenue, the first and fourth quarters of the year are typically the lowest, although on average, the variance between the highest and lowest revenue quarters is less than five percentage points.

Clients and Marketing

   Our consultants market the firm's executive and management search services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are assisted by our databases, which provide all our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for successfully completed assignments.

   Either by agreement with clients or for client relations purposes, executive search firms sometimes refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period, generally not more than one year from the commencement of a search. We seek to mitigate adverse effects of these blocking arrangements by strengthening our long-term relationships, thereby communicating our belief to prospective clients that we can conduct searches without off-limits issues impeding the quality of our work.

   No single client accounted for over 3% of our revenue in 2001.

Information Management

   We rely on technology to support our consultants and staff in the search process. Our technology infrastructure consists of internally developed databases containing candidate profiles and client records, coupled with online services and industry reference sources. We use technology to manage and share information on current and potential clients and candidates, to communicate to both internal and external constituencies, and to support administrative functions. Over the past several years, we have invested in improving regional systems. We intend to continue to invest in our own systems, focusing on a global search system, and our financial management and reporting systems.

Professional Staff and Employees

   Our executive search professionals are categorized either as consultants or associates. Associates assist consultants by conducting research, making initial contact with candidates in some instances, and performing other functions. As of December 31, 2001, we had 1,844 full-time employees, of whom 432 were executive search consultants, 534 were associates, 829 were other search, support and corporate staff, and 49 worked for LeadersOnline. During 2001, we reduced our workforce by approximately 620 people, or 25% of our global workforce, including 136 executive and management search consultants, in order to adjust to economic conditions. As of February 28, 2002, we reduced our global workforce by approximately 60 additional employees, including 23 executive and management search consultants.

   In each of the past five years, no single consultant accounted for any material portion of our revenues. We most frequently recruit our consultants from other executive search firms, or from the industries represented by our practices. In the latter case, these are often seasoned managers who are entering the search profession as a second career, and who we train in our techniques and methodologies. We are not a party to any collective bargaining agreement and we consider relations with our employees to be good.

Competition

   The executive search industry is highly competitive. There are relatively few barriers to entry into the executive search industry. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from other established retained search firms. In particular, we compete against other large search firms specializing in senior-level executive search, including Spencer Stuart & Associates, Egon Zehnder International, Russell Reynolds Associates, Inc., Korn/Ferry International and TMP Worldwide, Inc. To a lesser extent, we also face competition from smaller boutique or specialty firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in seeking to attract the most effective consultants. In our experience, the executive search business is more quality-sensitive than price-sensitive, particularly in senior-level assignments. As a result, we compete on the level of service we offer, reflected by our industry practice groups, functional specialties and client focus, and, ultimately, on the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms in the United States and elsewhere.

OUR EXECUTIVE OFFICERS

   The following lists our executive officers as of March 1, 2002.

 Name                  Age Position with Company
 ----                  --- ---------------------
 Piers Marmion........ 43  Chairman and Chief Executive Officer; Director
 David C. Anderson.... 59  President and Chief Operating Officer; Director
 John T. Gardner...... 58  Vice Chairman, Board Services
 Brian M. Sullivan.... 48  Vice Chairman, Client Services
 Kevin J. Smith....... 47  Chief Financial Officer; Treasurer
 Stephanie W. Abramson 57  Chief Legal Officer and Chief Corporate Development
                           Officer; Secretary
 Knox J. Millar....... 48  Chief Human Resources Officer

   Our executive officers serve at the discretion of our Board of Directors. There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 1, 2002.

   Piers Marmion has been our Chairman since December 2001, our Chief Executive Officer since October 2001 and a member of our Board of Directors since March 2001. Prior to his appointment as Chief Executive Officer, Mr. Marmion was Chief Operating Officer and President--International of Heidrick & Struggles Executive Search since August 2000. Prior to joining us, Mr. Marmion was Chief Operating Officer Worldwide and Head of Europe and Asia at Spencer Stuart & Associates from 1994 to 2000.

   David C. Anderson has been our President and Chief Operating Officer since October 2001 and a member of our Board of Directors since 1999. Previously, Mr. Anderson had been President and Chief Executive Officer of Heidrick & Struggles Executive Search since June 2000. Mr. Anderson was also President--Americas of Heidrick & Struggles Executive Search from September 1999 until June 2000. From November 1998 to September 1999, he was North America Managing Partner; prior to that he held the position of Office Managing Partner in our Dallas office since joining the firm in 1992.

   John T. Gardner has been our Vice Chairman, Board Services since October 2001. Prior to that, Mr. Gardner was President, Global Practices from June 2000 to October 2001 and Managing Partner of our Industrial practice group from November 1993 to June 2000.

   Brian M. Sullivan has been Vice Chairman, Client Services since October 2001. Previously, Mr. Sullivan was Managing Partner of our Global Financial Services practice group from September 1999 to October 2001. From 1988 to 1999, he was President of Sullivan & Company which we merged with in September 1999. Mr. Sullivan is on a leave of absence and is expected to return to full time employment no later than December 31, 2002.

   Kevin J. Smith has been our Chief Financial Officer and Treasurer since joining us in January 2002, after the resignation of Donald Kilinski as Chief Financial Officer on January 31, 2002. Prior to that, Mr. Smith was the Executive Vice President and Chief Financial Officer from 2000 to 2001 and the Senior Vice President and Chief Accounting Officer from 1998 to 2000 at True North Communications, Inc. From 1997 to 1998 he held various positions with Midcom Communications, Inc., including Executive Vice President and Chief Financial Officer, Chief Executive Officer, and consultant.

   Stephanie W. Abramson has been our Chief Legal Officer and Chief Corporate Development Officer and Secretary since joining us in February 2001. Prior to that, Ms. Abramson was Executive Vice President, General Counsel and Secretary at Young & Rubicam Inc., from 1995 to 2001. From 1980 to 1995, she was a partner in the law firm of Morgan, Lewis and Bockius.

   Knox J. Millar has been our Chief Human Resources Officer since joining us in June 2001. Prior to that, Mr. Millar was an independent human resource consultant from 2000 to 2001. From 1999 to 2000 he was Executive Vice President Human Resources Worldwide at Young & Rubicam Inc. From 1998 to 1999 he was an independent human resource consultant. From 1991 to 1998 he was Senior Vice President Human Resources at EMI Music Worldwide.

RISK FACTORS

   In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Heidrick & Struggles' business because such factors currently may have a significant impact on our operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risk factors discussed in Heidrick & Struggles' other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We depend on attracting and retaining qualified consultants.

   Our success depends upon our ability to attract and retain consultants who possess the skills and experience necessary to fulfill our clients' executive and management search needs. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, decrease in compensation levels or restructuring of our compensation system, or competitor hiring programs. If we cannot attract, hire and retain such consultants, our business, financial condition and results of operations will suffer.

We may not be able to prevent our consultants from taking our clients with them to another firm.

   Our success depends upon the ability of our consultants to develop and maintain strong, long-term relationships with our clients. Usually, one or two consultants have primary responsibility for a client relationship. When a consultant leaves one executive search firm and joins another, clients that have established relationships with the departing consultant may move their business to the consultant's new employer. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant revenue loss from this client portability. However, we terminated the employment of 136 executive and management search consultants in 2001 and an additional 23 consultants through February 2002 in connection with our efforts to better align our costs with anticipated levels of revenue. We may terminate additional employees including consultants in 2002 if we need to reduce costs further. If we fail to prevent our departing consultants from moving business to another employer, our business, financial condition and results of operations will be adversely affected.

Our success depends on our ability to maintain our professional reputation and brand name.

   We depend on our overall reputation and brand name recognition to secure new engagements and hire qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain a majority of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failure to maintain our professional reputation and brand name could seriously harm our business.

Because our clients may restrict us from recruiting their employees, we may be unable to fill existing executive search assignments.

   Clients frequently require us to refrain from recruiting certain of their employees when conducting executive searches on behalf of other clients. These restrictions generally remain in effect for one year following the commencement of an engagement. However, the specific duration and scope of the blocking arrangements depend on the length of the client relationship, the frequency with which the client engages us to perform searches, the number of assignments we have performed for the client and the potential for future business with the client.

   If a client's competitors believe that we are overly restricted by these blocking arrangements from recruiting the employees of our clients, these competitors may not engage us to perform their executive searches and our business, financial condition and results of operations may suffer.

We face aggressive competition.

   The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and with smaller specialty firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer blocking arrangements. We may not be able to continue to compete effectively with existing or potential competitors. In addition, our significant clients or prospective clients may decide to perform executive searches using in-house personnel.

We rely heavily on information management systems.

   Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. If we experience any interruptions or loss in our information processing capabilities, our business, financial condition and results of operations will suffer.

We face the risk of liability in performing executive searches.

   We are exposed to potential claims with respect to the executive search process. A client could assert a claim for violations of blocking arrangements, breaches of confidentiality agreements or malpractice. In addition, a candidate could assert an action against us. Possible claims include failure to maintain the confidentiality of the candidate's employment search or for discrimination or other violations of the employment laws. In various European countries, we are subject to data protection laws which require the consent of a candidate to transfer resumes and other data. We maintain professional liability insurance in amounts and coverages that we believe are adequate. However, we cannot guarantee that our insurance will cover all claims and that the coverage will be available at reasonable rates.

Our multinational operations may be adversely affected by social, political and economic risks.

   We generate substantial revenue outside the United States. We offer our services through our locations in 34 countries around the world. We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations. In particular, we conduct business in countries where the legal systems and trade practices are evolving. Commercial laws in these countries are often vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations will suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business.

We may not be able to align our cost structure with revenue.

   The timing and strength of an economic recovery in the United States and other areas of the world continues to be unclear. It is difficult for us to forecast revenue generation with any degree of certainty, even in the near term. As a result, our ability to balance our costs with maintaining capacity for anticipated increases in demand in an economic recovery is limited. In 2001 and the first quarter of 2002, we have taken steps to reduce our workforce, consolidate or close offices and reduce other expenses. If we do not reduce our costs in proportion to demand for our services in a timely manner or if we reduce our workforce so that we are unable to service increased demand, our financial results could be affected.

Our ability to collect our receivables could affect our earnings and cash flows.

   The combination of economic weakness and the increase in the number of start-up Internet companies that have ceased operations affected our ability to collect, in late 2000 and early 2001, for services we had performed. Prolonged economic weakness or the departure of a significant number of consultants could inhibit our ability to collect our receivables. This could affect our earnings and cash flows.

We have antitakeover provisions that make an acquisition of us more difficult and expensive.

   Antitakeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it more difficult and expensive for us to be acquired in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

  .   a classified board of directors

  .   limitations on the removal of directors

  .   limitations on stockholder actions

  . advance notification requirements for director nominations and actions to be taken at stockholder meetings

  . the ability to issue one or more series of preferred stock by action of our Board of Directors

   These provisions could discourage an acquisition attempt or other transaction in which stockholders receive a premium over the current market price for our common stock.

ITEM 2. PROPERTIES

   Our corporate office is located in Chicago, Illinois. We have locations in the major metropolitan areas in 34 countries around the world and we lease space for all of our locations. The aggregate square footage of office space under such leases was approximately 698,000 as of December 31, 2001. These office leases call for future minimum lease payments of approximately $137 million and have terms that expire between 2002 and 2020, exclusive of renewal options that we can exercise. The square footage and lease payment data exclude the amounts related to offices closed as part of the cost reduction initiatives in 2001. We intend to continue to reduce square footage and lease payments in 2002 as part of our effort to align our costs with anticipated levels of revenue.

ITEM 3. LEGAL PROCEEDINGS

   From time to time we have been involved in litigation that is incidental to our business. We currently are not a party to any litigation, which, in management's opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the last quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

   Our common stock is listed on the Nasdaq National Market under the symbol "HSII." The following table sets forth the high and low intra-day stock price per share of the common stock for the periods indicated, as reported on the Nasdaq National Market.

                   Year Ended December 31, 2001  High   Low
                   ---------------------------- ------ ------
                          First Quarter........ $45.00 $25.00
                          Second Quarter.......  35.90  19.65
                          Third Quarter........  22.75  12.00
                          Fourth Quarter.......  21.90  13.34
                   Year Ended December 31, 2000
                   ----------------------------
                          First Quarter........ $42.50 $31.44
                          Second Quarter.......  64.75  32.50
                          Third Quarter........  75.00  42.75
                          Fourth Quarter.......  62.31  33.50
                   Year Ended December 31, 1999
                   ----------------------------
                          First Quarter........    N/A    N/A
                          Second Quarter....... $20.13 $12.75
                          Third Quarter........  19.50  14.63
                          Fourth Quarter.......  46.00  17.25

   As of March 1, 2002, the last reported price on the Nasdaq National Market for our common stock was $16.05 per share and there were approximately 299 stockholders of record of the common stock.

   We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all of our earnings for the future operations and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Our credit facility prohibits us from declaring and paying cash dividends on the common stock without the consent of our lenders. Future indebtedness and loan facilities also may prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

   On February 9, 2000, we completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. We offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.2 million to us and $31.0 million to the selling stockholders. We did not receive any of the proceeds resulting from the sale by selling stockholders. We used a portion of the net proceeds from this offering for general corporate purposes including funding the development of LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding our technology infrastructure and funding acquisitions. We intend to use the remainder of the proceeds for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data presented below have been derived from the audited consolidated financial statements of Heidrick & Struggles International, Inc. ("the Company"), which were audited by Arthur Andersen LLP, independent public accountants. The data set forth are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

                                                                                  Year Ended December 31,
                                                              --------------------------------------------------------------
                                                                2001         2000      1999(6)          1998          1997
                                                              --------     --------    --------       --------      --------
                                                                 (in thousands, except per share and other operating data)
Statement of Operations Data:
  Revenue.................................................... $455,534     $594,394    $415,847       $216,836      $193,052
  Operating expenses:
   Salaries and employee benefits:
     Salaries and employee benefits..........................  302,792      395,105(4)  277,580        161,870       135,473
     Nonrecurring compensation charges.......................       --       12,222(5)   14,448(7)(8)   12,748(9)         --
   General and administrative expenses:
     General and administrative expenses.....................  157,404      156,242     104,144         53,557        44,736
     Nonrecurring general and administrative charges.........       --        1,753(5)      772(7)          --            --
   Special charges...........................................   53,230(1)        --          --             --            --
                                                              --------     --------    --------       --------      --------
     Total operating expenses................................  513,426      565,322     396,944        228,175       180,209
                                                              --------     --------    --------       --------      --------
  Operating income (loss)....................................  (57,892)      29,072      18,903        (11,339)       12,843
  Non-operating income (expense):
     Interest income.........................................    5,523        8,723       3,513          1,585         1,626
     Interest expense........................................     (166)        (209)     (1,504)          (505)         (150)
     Realized gains on investments...........................      978        7,399         782             --            --
     Net unrealized loss on derivative instruments...........   (4,681)(2)       --          --             --            --
     Write-down of long-term investments.....................  (14,760)(3)     (240)         --             --            --
     Other, net..............................................     (517)         418        (152)        (2,212)(10)      486
                                                              --------     --------    --------       --------      --------
     Net non-operating income (expense)......................  (13,623)      16,091       2,639         (1,132)        1,962
                                                              --------     --------    --------       --------      --------
  Equity in net income (loss) of affiliate...................       --           --        (630)        (3,417)           20
                                                              --------     --------    --------       --------      --------
  Income (loss) before income taxes and cumulative effect of
   accounting change.........................................  (71,515)      45,163      20,912        (15,888)       14,825
     Provision for (benefit from) income taxes...............  (24,094)      25,746      15,120          1,302         7,999
                                                              --------     --------    --------       --------      --------
  Net  income (loss) before cumulative effect of accounting
   change....................................................  (47,421)      19,417       5,792        (17,190)        6,826
     Cumulative effect of accounting change, net of tax......    4,494(2)        --          --             --            --
                                                              --------     --------    --------       --------      --------
  Net income (loss).......................................... $(42,927)    $ 19,417    $  5,792       $(17,190)     $  6,826
                                                              ========     ========    ========       ========      ========
  Basic earnings (loss) per common share..................... $  (2.28)    $   1.02    $   0.42       $  (5.85)     $   2.31
  Basic weighted average common shares outstanding...........   18,839       18,979      13,642          2,940         2,949
  Diluted earnings (loss) per common share................... $  (2.28)    $   0.95    $   0.42       $  (5.85)     $   2.31
  Diluted weighted average common shares outstanding.........   18,839       20,389      13,889          2,940         2,950
Balance Sheet Data (at end of period):
  Working capital............................................ $ 92,669     $120,340    $ 54,007       $  7,954      $ 25,570
  Total assets...............................................  411,106      523,644     334,749        128,775        96,222
  Long-term debt, less current maturities....................    1,959          610          --          6,350         1,636
  Mandatorily redeemable common stock........................       --           --          --         44,422        48,153
  Stockholders' equity.......................................  229,591      287,677     167,880             --            --
Other Operating Data:
  Average number of consultants during the period............      507          441         347            207           164

Notes to Selected Financial Data (per share amounts are expressed on a diluted basis):

(1) For 2001, the Company incurred special charges of $53.2 million ($1.76 per share). These special charges related to reductions of the Company's workforce, primarily in the 2001 second and fourth quarters, consolidation and closing of offices, and the settlement of the former CEO's contract upon his retirement.

(2) On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. As a result, the Company recorded a transition adjustment of $4.5 million ($0.24 per share), net of consultants' bonuses, administrative and other costs, and taxes. In addition, for the twelve months ended December 31, 2001, the Company recorded an unrealized loss of $4.7 million ($0.15 per share), net of consultants' bonuses, and administrative and other costs due to SFAS No. 133.

(3) During 2001, the Company incurred charges of $14.8 million ($0.49 per share) in connection with writing down its investments in Silicon Valley Internet Capital and ETF Group.

(4) Includes a non-cash compensation charge of $2.7 million ($0.13 per share), due to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance.

(5) The Company incurred a $14.0 million nonrecurring charge ($0.60 per share) during the third quarter of 2000 as a result of the withdrawal of LeadersOnline's proposed initial public offering. This included a non-cash compensation charge of $12.2 million which represents the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance. The remaining $1.8 million is due to the write-off of expenses related to the planning of the proposed initial public offering and is included in nonrecurring general and administrative charges.

(6) Heidrick & Struggles, Inc. acquired Heidrick & Struggles International, Inc., on February 26, 1999. The historical results of operations of Heidrick & Struggles International, Inc. have been included in the consolidated financial statements subsequent to the date of acquisition. See Note 2 in the Notes to Consolidated Financial Statements.

(7) The Company incurred costs of $2.8 million ($0.14 per share) during the third quarter of 1999 as a result of its merger with Sullivan & Company on September 1, 1999. The costs consist of (1) a $2.0 million non-cash compensation charge for accelerated vesting of an employee equity ownership program in place at Sullivan & Company and (2) $0.8 million of transaction-related costs, including legal, accounting and advisory fees which are included in nonrecurring general and administrative charges.

(8) The Company incurred a $12.4 million nonrecurring compensation charge ($0.89 per share) during the first quarter of 1999 as a result of the modification of the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies. This nonrecurring charge represents the write-off of $2.9 million of deferred compensation assets, the settlement of the remaining cash due of $4.3 million, and the issuance of 428,452 common shares (worth $5.2 million) to the previous owners of Mulder.

(9) The Company incurred $12.7 million of nonrecurring charges ($4.34 per share) comprised of (1) $9.9 million of salaries and employee benefits expense arising from the difference between the issuance price of shares issued by the Company to certain of its employees in December 1998 and the fair market value of such shares at the date of grant and (2) $2.8 million of salaries and benefits expense relating to the early settlement of profit sharing arrangements upon the acquisition of certain Latin American locations.

(10) Includes a nonrecurring $2.5 million charge ($0.53 per share) incurred in connection with the costs of the postponement of an initial public offering in September 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Annual Report on Form 10-K contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; a continuing economic downturn in the United States or a material economic downturn in Europe or elsewhere, or social or political instability in overseas markets; bad debt write-offs in excess of allowances for doubtful accounts; losses in our venture capital investments; an inability to achieve the planned cost savings from our cost reduction initiatives; and delays in the development and/or implementation of new technology and systems. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

   Heidrick & Struggles International, Inc. is a premier provider of executive-level search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of their executive and mid-level management positions. We also provide other human capital management services, including management assessment and placement of interim executive management.

   On February 26, 1999, Heidrick & Struggles, Inc., which operated primarily in North America, Latin America and Asia Pacific, merged with and into Heidrick & Struggles International, Inc. ("HSI"), which operated in Europe, (the "Merger"). The resulting company was named Heidrick & Struggles International, Inc.

   As a result of the Merger, the historical results of the operations of HSI have been included in the consolidated financial statements subsequent to the date of acquisition. The full twelve months of HSI's operations are included in the consolidated financial statements for 2001 and 2000, whereas only approximately ten months are included in 1999. In addition to the Merger, our results of operations reflect the operations of several entities acquired in 1999, 2000 and 2001, accounted for using the purchase method. The results of these acquired companies are included in the consolidated financial statements beginning with the date of acquisition. These acquisitions did not have a material effect on the consolidated financial statements. In addition, in 1999, we merged with one entity and accounted for this merger using the pooling of interest method. The results of this merger are included in the consolidated financial statements for all periods presented.

   During 2001, we operated principally through two lines of business:
Executive Search and LeadersOnline, our mid-level management recruiting business. In 2001, we adjusted our segment reporting to reflect changes in the internal management reporting structure, which included changes in the allocation of certain costs to operations and corporate expenses. We break out revenue and operating income in our Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of North America and Latin America. The North America region includes the United States (except Miami) and Canada. The Latin America region includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region. The International segment consists of Europe (which includes Africa and the Middle East) and Asia Pacific. Prior period segment disclosures were revised to reflect these changes.

   As of January 1, 2002 we completed the integration of LeadersOnline into our Executive Search business. As a result, we will no longer report our mid-level management recruiting business as a separate segment. We consider it a practice and call it the Management Search practice.

   During 1999 and 2000, the executive search industry experienced a dramatic increase in demand for its services in all markets based on increased competition for executive talent, the need for executives with diverse and global leadership skills and the proliferation of Internet and e-commerce businesses. Our rate of growth in revenue during this period exceeded both the industry trend and our historical average because of the need for management at start-up companies, the creation of new e-commerce positions at more established companies and the growth in the financial services industry. We responded to these trends by increasing the number of consultants and the number of offices from which we served our clients. In 2000, we added more than 100 consultants, including consultants experienced in executive search and employees from other disciplines who were new to search.

   The slowdown in the United States economy, especially in the financial services and technology sectors, followed by a slowdown in other markets, created an environment where these trends began to reverse. Commencing in June 2001, when we anticipated a reduction in revenue compared to 2000, we took steps to reduce our cost base by reducing our workforce while retaining capacity to meet additional demand when the economy recovers. In October 2001, we announced further reductions in our workforce and consolidated or eliminated office space.

Results of Operations

   The following table sets forth, for the periods indicated, our selected statements of operations data:

                                                                        Year Ended December 31,
                                                                      ---------------------------
                                                                        2001      2000     1999
                                                                      --------  -------- --------
                                                                             (In thousands)
Revenue.............................................................. $455,534  $594,394 $415,847
Operating expenses:
 Salaries and employee benefits:
   Salaries and employee benefits....................................  302,792   395,105  277,580
   Nonrecurring compensation charges.................................       --    12,222   14,448
 General and administrative expenses:
   General and administrative expenses...............................  157,404   156,242  104,144
   Nonrecurring general and administrative charges...................       --     1,753      772
 Special charges.....................................................   53,230        --       --
                                                                      --------  -------- --------
       Total operating expenses......................................  513,426   565,322  396,944
                                                                      --------  -------- --------
Operating income (loss)..............................................  (57,892)   29,072   18,903
Non-operating income (expense), net..................................  (13,623)   16,091    2,639
Equity in net loss of affiliate......................................       --        --     (630)
                                                                      --------  -------- --------
Income (loss) before income taxes and cumulative effect of accounting
  change.............................................................  (71,515)   45,163   20,912
   Provision for (benefit from) income taxes.........................  (24,094)   25,746   15,120
                                                                      --------  -------- --------
Net income (loss) before cumulative effect of accounting change......  (47,421)   19,417    5,792
   Cumulative effect of accounting change, net of tax................    4,494        --       --
                                                                      --------  -------- --------
Net income (loss).................................................... $(42,927) $ 19,417 $  5,792
                                                                      ========  ======== ========

   The following table sets forth, for the periods indicated, our selected statements of operations data as a percentage of revenue:

                                                                             Year Ended December 31,
                                                                             ----------------------
                                                                              2001      2000  1999
                                                                             -----     -----  -----
Revenue.....................................................................  100.0%   100.0% 100.0%
Operating expenses:
 Salaries and employee benefits:
   Salaries and employee benefits...........................................   66.5     66.5   66.8
   Nonrecurring compensation charges........................................     --      2.1    3.5
 General and administrative expenses:
   General and administrative expenses......................................   34.6     26.3   25.0
   Nonrecurring general and administrative charges..........................     --      0.3    0.2
 Special charges............................................................   11.7       --     --
                                                                             -----     -----  -----
       Total operating expenses.............................................  112.7     95.1   95.5
                                                                             -----     -----  -----
Operating income (loss).....................................................  (12.7)     4.9    4.5
Non-operating income (expense), net.........................................   (3.0)     2.7    0.6
Equity in net loss of affiliate.............................................     --       --   (0.2)
                                                                             -----     -----  -----
Income (loss) before income taxes and cumulative effect of accounting change  (15.7)     7.6    5.0
   Provision for (benefit from) income taxes................................   (5.3)     4.3    3.6
                                                                             -----     -----  -----
Net income (loss) before cumulative effect of accounting change.............  (10.4)     3.3    1.4
   Cumulative effect of accounting change, net of tax.......................    1.0       --     --
                                                                             -----     -----  -----
Net income (loss)...........................................................   (9.4)%    3.3%   1.4%
                                                                             =====     =====  =====

--------
Note: Totals may not equal the sum of individual line items due to rounding.

2001 Compared to 2000

   Revenue. Our consolidated revenue of $455.5 million for 2001 represented a decline of $138.9 million, or 23.4%, from $594.4 million in 2000, reflecting the impact of the recent global economic slowdown. Excluding the effect of foreign currency translation into the U.S. dollar, revenue for 2001 decreased 22% from 2000. The decline was due primarily to a decrease in demand for our executive search services across most geographies, industries and disciplines. North America experienced the largest decline, on a regional basis. From an industry perspective, our Technology, Financial Services and Consumer practice groups were most affected.

   Our Executive Search revenue was $433.9 million for 2001, a decline of $140.3 million, or 24.4%, from $574.2 for 2000. Although we conducted fewer searches overall, searches conducted for the highest level of management positions represented a larger portion of the total mix of searches than in 2000, which resulted in a higher level of fees per search in 2001. Confirmed searches decreased 36% compared to 2000, while fees per search rose 19%.

   In North America, revenue was $236.5 million for 2001, a decrease of $106.9 million, or 31.1%, from $343.4 million for 2000. While all practice groups had lower revenue, the Technology and Financial Services practices were most affected by lower demand. In Latin America, revenue was $14.5 million for 2001, a decrease of $5.5 million, or 27.4%, from $20.0 million for 2000. The decline in revenue was primarily in our Technology and Consumer practices. Europe's revenue was $155.7 million for 2001, a decrease of $20.7 million, or 11.8%, from $176.4 million for 2000. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 9% on a local currency basis compared to 2000. Higher revenue in the Professional Services, Higher Education/Not-for-Profit and Industrial practices was more than offset by declines in other practices. In Asia

Pacific, revenue was $27.2 million for 2001, a decrease of $7.2 million, or 20.9%, from $34.4 million for 2000, reflecting lower demand in most practice groups. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 14% on a local currency basis compared to 2000.

   LeadersOnline's revenue was $21.6 million for 2001, an increase of $1.4 million, or 7.0%, from $20.2 million in 2000. Demand for its services increased in the first half of the year, before declining modestly in the second half of the year. During 2001, LeadersOnline entered into contracts for 384 new searches worldwide, with an average annual compensation level of $165,000 per placement compared to contracts for 485 new searches in 2000 with an average compensation level of $135,900.

   Salaries and employee benefits. Our consolidated salaries and employee benefits were $302.8 million for 2001, a decrease of $92.3 million, or 23.4%, from $395.1 million for 2000. As a percentage of revenue, salaries and employee benefits were 66.5% for both 2001 and 2000. The decline in dollar terms was primarily due to lower accruals for performance-based compensation for management, executive search consultants and support staff attributable to the impact of reduced levels of revenue and profitability on our variable compensation structure. The expense also declined because we renegotiated certain minimum guaranteed compensation that resulted in an extension from a one-year to a three-year amortization period, and because we recouped in the first quarter of 2001 previously accrued performance-related bonuses that were not earned because individuals did not meet performance goals in 2000. Partially offsetting these reductions was an increase in expense due to a greater number of executive search consultants and support staff compared to the prior year. The average number of executive search consultants for 2001 was 507, an increase of 15% compared to an average of 441 for 2000.

   General and administrative expenses. Our consolidated general and administrative expenses were $157.4 million for 2001, an increase of $1.2 million, or 0.7%, compared to $156.2 million for 2000. As a percentage of revenue, general and administrative expenses increased to 34.6% for 2001 from 26.3% in 2000, primarily because of the relatively large fixed component of our costs matched against substantially lower than anticipated revenue. The increase in dollar terms reflects higher facilities and related expenses due to the increase in the average number of executive search consultants and support staff, higher practice and professional development expenses and higher technology-related expenses, offset by lower bad debt expense reflective of lower revenue levels and improved collections, and reductions in marketing and general operating expenses at LeadersOnline. Given the savings from planned discretionary spending controls in 2002 and our cost reduction activity in 2001 and through February 2002, we expect general and administrative expenses as a percentage of revenue to decline in 2002 compared to 2001.

   Special charges. For 2001, we incurred special charges of $53.2 million related to initiatives announced in the second and fourth quarters. During the second quarter of 2001, we announced a reduction of our workforce in order to adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. During the fourth quarter of 2001, we announced additional reductions in our workforce, the consolidation and closing of offices, and the settlement of the former CEO's contract upon his retirement.

   These actions affected 620 employees, or 25% of our global workforce at all levels, including 136 consultants, most of whom were in the core Executive Search business. The remainder was support staff in both Executive Search and LeadersOnline, and in the corporate departments. Nearly 60% of the layoffs were in North America, 35% were in Europe, and the rest were in Latin America and Asia Pacific. The workforce reduction affected virtually all practice groups.

   The special charges include severance and other employee-related costs of $23.7 million, of which $7.8 million relates to the settlement of the former CEO's contract upon his retirement. In addition, the charges related to the consolidation and closing of approximately 20 offices are $28.1 million, of which $1.6 million is goodwill impairment related to the exit from South Africa and the Baltic region. The remainder of the charge, $1.4 million, is primarily for other cash expenses incurred as a result of the announced actions. The special charges are net of changes in estimates totaling $2.4 million.

   Approximately $28.5 million of the 2001 special charges remains unpaid as of December 31, 2001. The majority of the amounts remaining to be paid relate to real estate leases. Cash disbursements lag the charge because charges related to disposing of leases are recorded currently, while the cash spending for each affected lease will continue until sub-leasing, or negotiations with the lessor to terminate the lease, are completed. Based on current estimates, approximately $15.2 million is expected to be paid in 2002, with the remaining $13.3 million payable in years subsequent to 2002.

   In the first quarter of 2002 we expect to incur the remainder of the charges related to our announced initiatives, which we estimate to be approximately $15.0 million to $20.0 million, as we continue to review our cost base for further reductions in light of current market conditions.

   Nonrecurring compensation charge. During the third quarter of 2000, we incurred a nonrecurring compensation charge of $12.2 million as a result of the decision to cancel a public offering of the common stock of LeadersOnline. This charge represented the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance.

   Nonrecurring general and administrative charge. During the third quarter of 2000, we incurred a $1.8 million nonrecurring general and administrative charge due to the write-off of expenses related to the planning of LeadersOnline's initial public offering, which was cancelled in September 2000.

   Operating income (loss). The following table summarizes our operating income (loss) for 2001 and 2000, respectively:

                                                                   Increase
                                                                 (decrease) in
                                                                   operating
  Consolidated operating income (loss)            2001    2000      income
  ---------------------------------------------- ------  ------  -------------
                                                         (In millions)
  Executive Search.............................. $ 28.0  $ 86.5     $(58.5)
  LeadersOnline.................................    0.8   (27.2)      28.0
  Corporate.....................................  (33.5)  (30.3)      (3.2)
                                                 ------  ------     ------
  Operating income (loss) before special charges   (4.7)   29.1      (33.8)
  Special charges...............................  (53.2)     --      (53.2)
                                                 ------  ------     ------
  Consolidated operating income (loss).......... $(57.9) $ 29.1     $(87.0)
                                                 ======  ======     ======

        --------
        Note: Totals may not equal the sum of individual line items due to rounding.

   For 2001, our operating loss was $57.9 million, a decrease of $87.0 million compared to operating income of $29.1 million for 2000. The decrease is attributable to the special charges incurred in 2001 of $53.2 million, a decline in Executive Search operating income of $58.5 million and an increase in corporate expenses of $3.2 million, offset by an increase in LeadersOnline's operating income of $28.0 million.

   For Executive Search, all geographic regions contributed to the $58.5 million decline in operating income. In North America, operating income was $23.2 million for 2001, a decrease of $39.9 million or 63.3% from $63.1 million in 2000, due to lower revenue coupled with higher fixed compensation and general and administrative expenses related to the increase in the number of search teams compared to 2000. This decline was partially offset by lower accruals for performance-based compensation for executive search consultants, management and support staff. Our Latin America region incurred an operating loss of $2.0 million, a decrease of $3.8 million from operating income of $1.8 million in 2000, due primarily to lower revenue levels. Europe's operating income was $4.9 million, a decrease of $11.9 million, or 71.0% from $16.8 million in 2000, due primarily to lower revenue coupled with higher spending on market development initiatives and fixed costs, offset by lower accruals for performance-based compensation for executive search consultants, management and support staff. In Asia Pacific, operating income was $1.9 million, a decrease of $2.9 million or 59.8% from $4.8 million in 2000, due primarily to lower revenue levels partially offset by lower compensation-related expenses.

   For LeadersOnline, the operating income for 2001 of $0.8 million represents an increase of $28.0 million compared to the operating loss of $27.2 million for 2000. The following table summarizes some components of LeadersOnline's operating income (loss) for 2001 and 2000, respectively:

                                                                        Increase
                                                                       (decrease)
                                                                           in
                                                                       operating
LeadersOnline operating income (loss)                     2001  2000     income
--------------------------------------------------------- ---- ------  ----------
                                                               (In millions)
LeadersOnline operating income (loss) before nonrecurring
  expenses............................................... $0.8 $(13.2)   $14.0
Nonrecurring compensation charges........................   --  (12.2)    12.2
Nonrecurring general and administrative charges..........   --   (1.8)     1.8
                                                          ---- ------    -----
LeadersOnline operating income (loss).................... $0.8 $(27.2)   $28.0
                                                          ==== ======    =====

        --------
        Note: Totals may not equal the sum of individual line items due to rounding.

   The increase of $14.0 million in LeadersOnline operating income before nonrecurring expenses reflects primarily the reduction of staff and marketing expenses in order to better align the cost structure with the revenue performance, and the increasing integration of LeadersOnline into the Executive Search business. The nonrecurring compensation and general and administrative charges are explained above in the paragraphs captioned "Nonrecurring compensation charge" and "Nonrecurring general and administrative charge."

   Unallocated corporate expenses increased $3.2 million, or 10.6%, to $33.5 million in 2001 from $30.3 million in 2000, primarily due to higher costs related to our technology initiatives, outside fees for redesigning our global human resources and compensation programs, and several one-time costs to complete commitments made to various organizations by prior senior management.

   The special charges incurred in 2001 of $53.2 million are explained above in the paragraph captioned "Special charges."

   Net non-operating income (expense). The following table presents the components of our non-operating income (expense) for 2001 and 2000, respectively:

                                                                  Increase
                                                                (decrease) in
                                                                  net non-
                                                                  operating
   Consolidated non-operating income (expense)    2001   2000      income
   --------------------------------------------- ------  -----  -------------
                                                        (In millions)
   Interest income.............................. $  5.5  $ 8.7     $ (3.2)
   Interest expense.............................   (0.2)  (0.2)        --
   Realized gains on investments................    1.0    7.4       (6.4)
   Net unrealized loss on derivative instruments   (4.7)    --       (4.7)
   Write-down of long-term investments..........  (14.8)  (0.2)     (14.6)
   Other, net...................................   (0.5)   0.4       (0.9)
                                                 ------  -----     ------
   Net non-operating income (expense)........... $(13.6) $16.1     $(29.7)
                                                 ======  =====     ======

        --------
        Note: Totals may not equal the sum of individual line items due to rounding.

   Our net non-operating expense for 2001 was $13.6 million, a decrease of $29.7 million compared to net non-operating income of $16.1 million in 2000. Interest income declined by $3.2 million, due primarily to lower levels of cash available for investment and lower yields on invested cash. Realized gains on investments, net of consultants' bonuses, and administrative and other costs were $1.0 million for 2001 compared to $7.4 million in 2000. The majority of these investments are warrants that were obtained as part of our warrant program, under which we receive warrants for equity securities in certain client companies, in addition to our normal cash fees, when executing searches for such clients.

   The net unrealized loss on derivative instruments of $4.7 million relates to the valuation of a portion of our warrant portfolio in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments which we adopted on January 1, 2001. The unrealized loss is net of consultants' bonuses, and administrative and other costs. Some of the warrants in our portfolio meet the definition of a derivative instrument under SFAS No. 133 and therefore subsequent changes in their fair value must be recorded in earnings rather than as a component of accumulated other comprehensive income. Each quarter's earnings are anticipated to be affected by the fluctuations in the fair value of these derivative instruments. The accounting for SFAS No. 133 is more fully described in Notes 1 and 9 in the Notes to Consolidated Financial Statements.

   The write-down of long-term investments totaled $14.8 million in 2001 and $0.2 million in 2000. In the third quarter of 2001, we wrote off the remainder of our investment in Silicon Valley Internet Capital ("SVIC"), due to the economy's impact on the value of Internet infrastructure start-up companies. This resulted in a non-cash charge of $9.8 million. Combined with the $0.2 million write-down of SVIC which was recorded in 2000, this resulted in a write-down of the entire investment of $10.0 million in the two-year period. In addition, in the fourth quarter of 2001, we wrote down $5.0 million of our $10.0 million investment in ETF Group, a Europe-based global venture capital firm that helps emerging companies expand into international markets. We believe the value of the ETF Group's portfolio of companies has been affected by the downturn in the valuation of technology start-ups.

   Cumulative effect of change in accounting principle. As a result of the adoption of SFAS No. 133 on January 1, 2001, we recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes.

   Income taxes. For 2001, excluding taxes related to the cumulative effect of accounting change, we had a benefit from income taxes of $24.1 million because of our pretax loss. For 2000, our income tax expense was $25.7 million. The effective tax rate for 2001 and 2000 was 33.7% and 57.0%, respectively. The income tax provision and related current and deferred tax balances are more fully described in Note 6 in the Notes to Consolidated Financial Statements.

2000 Compared to 1999

   Revenue. Our consolidated revenue increased $178.6 million, or 42.9%, to $594.4 million for 2000 from $415.8 million for 1999, due to strong demand for our services across a number of industries and disciplines, especially the Financial Services, Technology and Consumer practice groups, and an increase in the number of executive search consultants, which resulted in an increase in the number of confirmed searches. Fees per search in Executive Search were higher as our strategic focus on working at the most senior level of executive search continued to drive performance. The increase in revenue was also due in part to the Merger that occurred on February 26, 1999. As a result of the Merger, the full twelve months of HSI revenue is included for 2000, whereas only approximately ten months of HSI revenue is included for 1999. Excluding HSI from both periods, revenue increased 40.7%.

   Within Executive Search, our revenue grew in all of our geographic segments during 2000. In North America, our revenue increased $85.5 million, or 33.1%, to $343.4 million for 2000 from $257.9 million in 1999, with particular strength in the Financial Services, Technology, Consumer Products and Health Care practice groups. We opened offices in Denver, Austin, Emeryville, and Foster City during 2000. In Latin America, revenue rose 26.7% to $20.0 million for 2000 from $15.8 million in 1999, primarily due to the growth of our

Technology and Financial Services practice groups. We opened an office in Bogota, Colombia during 2000. In Europe, our revenue for 2000 increased $57.5 million, or 48.4%, to $176.4 million from $118.9 million in 1999, due primarily to an increase in the number of searches, with particular strength in the Financial Services practice group. In addition, the increase in Europe's revenue was partially due to the Merger. Excluding the effect of foreign currency translation into the U.S. dollar, revenue grew 68.1% in Europe. In Asia Pacific, revenue for 2000 increased 66.7% to $34.4 million from $20.6 million in 1999, primarily due to strong performance in the Financial Services and Technology practice groups and to revenue from acquisitions.

   LeadersOnline generated $20.2 million of revenue in 2000 compared to $2.6 million of revenue in 1999 due to increased demand for our services as the business progressed in its start-up phase. LeadersOnline began generating revenue in the 1999 second quarter. During the year ended December 31, 2000, LeadersOnline entered into contracts for 485 new searches, with an average annual compensation level of $135,900 per placement.

   Salaries and employee benefits. Our consolidated salaries and employee benefits increased $117.5 million, or 42.3%, to $395.1 million for 2000 from $277.6 million for 1999. As a percentage of revenue, salaries and employee benefits decreased slightly to 66.5% in 2000 from 66.8% in 1999. The improvement was primarily because, under our variable compensation structure, our consultants do not earn compensation on what is not collected and we wrote off a greater amount of bad debts in 2000 compared to 1999, particularly in the 2000 fourth quarter, due partially to failed dot-com start-ups. In addition, the salaries and employee benefits margin improved partially because we were able to leverage the fixed component of our salaries against higher revenue.

   Nonrecurring compensation charges. During the third quarter of 2000, we incurred a nonrecurring compensation charge of $12.2 million as a result of our decision to retain proprietary control of LeadersOnline instead of proceeding with an initial public offering for the business. This charge represented the remainder of the non-cash compensation charge related to the issuance of options by LeadersOnline at a price below the deemed fair market value for accounting purposes at the time of issuance. During the third quarter of 1999, we incurred compensation-related merger costs of $2.0 million arising from the merger with Sullivan & Company, which consisted of a non-cash charge for accelerated vesting of an employee equity ownership program in place at Sullivan & Company. During the first quarter of 1999, we incurred a $12.4 million nonrecurring compensation charge related to the modification of the terms of the Mulder & Partner GmbH & Co. KG acquisition agreement.

   General and administrative expenses. Our consolidated general and administrative expenses increased $52.1 million, or 50.0%, to $156.2 million for 2000 from $104.1 million for 1999. As a percentage of revenue, general and administrative expenses increased to 26.3% in 2000 from 25.0% in 1999. This percentage increase was primarily due to investment spending for LeadersOnline and for other complementary growth initiatives. In addition, depreciation expense was higher as we continued to invest in the growth of our company. Lastly, bad debt expense was higher due to increased write-offs of receivables in 2000 compared to 1999, particularly in the 2000 fourth quarter, due partially to failed dot-com start-ups.

   Nonrecurring general and administrative charges. During the third quarter of 2000, we incurred a $1.8 million nonrecurring general and administrative charge as a result of the write-off of expenses related to the planning of the proposed initial public offering of LeadersOnline. During the third quarter of 1999, we incurred general and administrative-related costs of $0.8 million arising from the merger with Sullivan & Company. This consisted of transaction-related costs including legal, accounting and advisory fees.

   Operating income. Our operating income increased $10.2 million, or 53.8%, to $29.1 million in 2000 from $18.9 million in 1999. Within Executive Search, operating income increased in all geographic segments, except Latin America, primarily because of higher revenue growth. In North America, our operating income increased $21.1 million, or 50.4%, to $63.1 million in 2000 from $42.0 million in 1999. In Latin America, operating income decreased $0.8 million, or 29.6%, to $1.8 million in 2000 from $2.6 million in 1999 as we made investments to expand in the region. In Europe, operating income in 2000 was $16.8 million, compared to an operating loss of $3.2 million in 1999. In Asia Pacific, operating income rose $2.1 million, or 78.3%, to $4.8 million in 2000 from $2.7 million in 1999. LeadersOnline reported an operating loss of $27.2 million in 2000, compared to an operating loss of $5.2 million in 1999 because of increased investment spending required to grow the business during its early stages of operation. Unallocated corporate expenses increased $10.3 million, or 51.2%, to $30.3 million in 2000 from $20.0 million in 1999, due primarily to building the infrastructure of a growing, public company, and investment spending in complementary growth initiatives.

   Net non-operating income (expense). Our net non-operating income increased $13.5 million to $16.1 million for 2000 from $2.6 million for 1999. This increase was due to a $7.4 million gain, net of consultants' bonuses, and administrative and other costs, from the sale of equity securities obtained as part of our warrant program, under which we receive warrants for equity securities in certain client companies, in addition to our normal cash fee, when executing searches for such clients. Other items which increased net non-operating income included higher interest income arising from the investment of the net proceeds received from our initial public offering in April 1999 and our follow-on public offering in February 2000, and a decrease in interest expense due to a lower average debt balance.

   Income taxes. For 2000 and 1999, our income tax expense was $25.7 million and $15.1 million, respectively. The effective tax rate for 2000 and 1999 was 57.0% and 72.3%, respectively. The income tax provision and related current and deferred tax balances are more fully described in Note 6 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. Historically, we have financed our operations with cash on hand and funds generated by operations together with the net proceeds of our initial public offering in April 1999 and follow-on public offering in February 2000.

   We believe that the remainder of the net proceeds from our common stock offerings, together with funds expected to be generated from operations and funds available under our line of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our special charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our company's performance and the performance of the individual employee. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

   We do not have material off-balance sheet arrangements including special purpose entities, trading activities of non-exchange traded contracts, or transactions with related parties other than as concerns our investment in SVIC as discussed below and as disclosed in Note 9 in the Notes to Consolidated Financial Statements.

   Cash and cash equivalent balances. We maintained cash and cash equivalents of $108.7 million at December 31, 2001. This represents a decrease of $76.1 million compared to the balance of $184.8 million at December 31, 2000. The decrease in the cash balances reflects a net use of cash for operating, financing and investing activities in 2001.

   Cash flows related to operations. For 2001, cash used for operating activities was $20.5 million, resulting from our net loss of $42.9 million, adjusted for non-cash items and an increase in working capital. The increase in working capital is due primarily to an increase in prepaid income taxes, and lower compensation related accruals. The increase in prepaid income taxes is related to estimated taxes paid early in 2001, which we anticipate will be refunded because of the 2001 pretax loss, as well as the anticipated recovery of taxes from prior years.

   For 2000, cash from operating activities contributed $89.4 million reflecting net income, non-cash expenses such as depreciation and amortization, stock-based compensation and the nonrecurring charges, as well as a decrease in working capital. For 1999, cash from operating activities contributed $54.8 million reflecting net income, non-cash expenses such as depreciation and amortization and nonrecurring charges, as well as a decrease in working capital.

   Cash flows related to investing activities. Cash used for investing activities was $22.8 million for 2001, $46.0 million in 2000 and $14.1 million in 1999.

   During 2001, we acquired three executive search firms for $7.8 million in cash, notes payable, restricted stock units and shares of our common stock. During 2000, we acquired six executive search firms for an aggregate of $19.4 million in cash and notes payable and an additional $5.1 million of our common stock. During 1999, we acquired one executive search firm and merged with Sullivan & Company and HSI for an aggregate of $1.5 million in cash and an additional $43.1 million in stock. These acquisitions resulted in a use of cash, net of cash acquired, of $2.4 million in 2001, $15.6 million in 2000, and $1.5 million in 1999.

   Capital expenditures were $24.1 million, $17.9 million, and $21.5 million for 2001, 2000, and 1999 respectively. These expenditures were primarily for office furniture and fixtures, leasehold improvements, and computer equipment and software. We anticipate that our capital expenditures for 2002 will be approximately $15 million to $20 million.

   Purchases of long-term investments totaled $23.4 million in 2000; of this amount $20.0 million was invested in SVIC and ETF Group. On June 29, 2000, we announced that we formed a strategic alliance with SVIC, a newly formed, San Francisco-based operating company that creates and provides operating support for Internet infrastructure companies. At the time of our investment in SVIC, Robert W. Shaw, a member of our Company's Board of Directors was Chief Executive Officer of SVIC and had approximately a 12% ownership interest in SVIC. Currently, Mr. Shaw is Executive Chairman and Director of SVIC. We are the preferred global executive search firm for SVIC's companies. We invested $10.0 million in SVIC's first round of financing during 2000. On October 26, 2000, we announced that we had entered into an alliance with and invested $10.0 million in ETF Group, a Europe-based global venture capital firm that helps emerging companies expand into international markets. We are the preferred global executive search firm for senior-level executives for ETF Group's portfolio companies. During 2001, we did not make any purchases of long-term investments. By December 31, 2001, we wrote down our entire investment in SVIC, incurring a non-cash charge totaling $10.0 million. In addition, we wrote down our investment in ETF Group, incurring a non-cash charge of $5.0 million. See also Note 9 in the Notes to Consolidated Financial Statements.

   In 1999, we began selling equity securities obtained as part of our warrant program. As a result of the sale of these equity securities, we received cash, net of consultants' bonuses, and administrative and other costs, during 2001, 2000 and 1999, of $2.1 million, $7.4 million and $0.8 million, respectively.

   Cash flows related to financing activities. For 2001, cash used in financing activities was $28.1 million, resulting primarily from repurchases of 1,445,000 shares of our common stock for $27.7 million. On March 16, 2001, we announced that our Board of Directors had authorized management to repurchase up to two million shares of our common stock over the subsequent two-year period.

   Cash provided by financing activities was $64.8 million for 2000, resulting primarily from the net proceeds raised in a follow-on sale of our common stock and the private sales of LeadersOnline stock, partially offset by payments for the repurchase of LeadersOnline options and stock, and a payment on debt related to the acquisition in 1998 of Fenwick Partners, Inc., a Boston-based executive search firm. On April 10, 2000, LeadersOnline filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock. In April 2000, LeadersOnline sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain of our employees for $5.00 per share. The net cash proceeds, after expenses, were $2.9 million and we recorded a gain in stockholders' equity of $2.7 million as a result of this transaction. In the third quarter of 2000, we made a decision to cancel the proposed initial public offering of LeadersOnline. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission and paid $3.1 million to repurchase the stock sold to VerticalNet, Inc. and to certain of our employees. In addition, we paid $10.0 million to compensate option holders for the cancellation of their options.

   Cash provided by financing activities was $25.3 million for 1999, resulting primarily from the net proceeds raised in the initial public offering of $51.8 million and the related sales of shares to employees pursuant to our employee incentive plans of $9.3 million, offset by net repayments under our lines of credit.

   Line of credit. In December 2001 we replaced our existing $40.0 million revolving credit facility which expired on December 31, 2001, with a new $50.0 million revolving credit facility. The new facility will expire on December 28, 2004. There were no borrowings outstanding under either line of credit at December 31, 2001 or December 31, 2000.

   Under the new facility, as amended on March 25, 2002, we may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under this facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by certain tests of our financial condition. The new facility has certain financial covenants we must meet relating to consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization, and designated special charges), fixed charges (defined as the ratio of EBITDA to interest and capital expenditures), net worth, working capital, and debt in relation to EBITDA. In addition, the new facility restricts our ability to pay dividends, make acquisitions and incur additional debt. At December 31, 2001 we were in compliance with these financial covenants, and no event of default existed.

Recently Issued Financial Accounting Standards

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations must be accounted for using the purchase method of accounting. For intangible assets, the new rules state that an acquired asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This requirement may result in more intangible assets being separated from goodwill than generally occurs in practice today. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

   In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and those intangible assets that have indefinite useful lives will no longer be amortized. Rather, these assets will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The provisions of SFAS No. 142 shall be applied beginning January 1, 2002. Any resulting impairment charge will be recognized on January 1, 2002 as a cumulative effect of a change in accounting principle. Early adoption is not permitted. As a result of the adoption of SFAS No. 142, we expect that we will cease to record annual goodwill amortization of approximately $2.5 million in 2002. We continue to assess the impact of SFAS No. 142 as it relates to impairment of the goodwill and intangible assets included in our consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or for continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines. The statement is effective beginning January 1, 2002. We do not anticipate that adoption of SFAS No. 144 will have a material impact on our financial condition or results of operations.

Significant Accounting Policies

   The preparation of our consolidated financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The more significant areas requiring management estimates include revenue recognition, accruals for compensation and employee benefits, allowance for doubtful accounts, allowance for deferred tax assets and investment valuations. See Note 1 in the Notes to Consolidated Financial Statements.

Quarterly Comparisons

   The following table sets forth certain financial information for each quarter of 2001 and 2000. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements included in this document and include all adjustments, consisting only of normal recurring items, necessary for the fair presentation of the information for the periods presented. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                           Quarter Ended
                        ------------------------------------------------------------------------------------
                                            2001                                       2000
                        --------------------------------------------  --------------------------------------
                        March 31(1) June 30(2) Sept. 30(3) Dec. 31(4) March 31 June 30  Sept. 30(5) Dec. 31
                        ----------- ---------- ----------- ---------- -------- -------- ----------- --------
                                                           (in thousands)
Revenue................  $139,268    $123,171   $104,618    $ 88,477  $131,936 $166,416  $148,081   $147,961
Operating income (loss)     7,849      (7,282)    (7,992)    (50,467)    3,726   13,220       652     11,474
Net income (loss)......     9,331      (3,970)   (13,007)    (35,281)    3,515    9,998    (2,428)     8,332

--------
(1) On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. As a result, the Company recorded a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes.

(2) During the second quarter of 2001, the Company announced a reduction of its workforce in order to adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. As a result of these workforce reductions, the Company incurred special charges in the second quarter of 2001 totaling $8.2 million.

(3) During the third quarter of 2001, the Company incurred special charges of $2.2 million related to the reduction in the Company's workforce which was announced in the second quarter of 2001.

(4) During the fourth quarter of 2001, the Company announced additional reductions of its workforce, the consolidation and closing of offices, and the settlement of the former CEO's contract upon his retirement. As a result of these announced actions, the Company incurred special charges totaling $42.8 million in the 2001 fourth quarter.

(5) During the third quarter of 2000, the Company incurred a $14.0 million nonrecurring charge as a result of the cancellation of LeadersOnline's proposed initial public offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. Upon adoption of SFAS No. 133 on January 1, 2001, subsequent changes in the fair value of the derivatives are recorded in earnings. Each quarter's earnings are affected by the fluctuations in the fair value of these derivative instruments. We had no other derivative instruments at December 31, 2001.

Currency Market Risk. With our operations primarily in North America, Latin America, Europe, and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. For financial information by geographic segment, see Note 3 in the Notes to Consolidated Financial Statements. Historically, we have not experienced significant gains or losses on transactions involving U.S. dollars and other currencies. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the effect of translating the foreign currency financial statements into U.S. dollars.

Euro Conversion. On January 1, 1999, the currency exchange rates of twelve countries (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal, Greece, and Luxembourg) were fixed among one another and each country adopted the euro as its currency. The euro bills and coinage were introduced on January 1, 2002. In conjunction with the conversion process to the euro, we took steps to convert our information technology systems to handle the new currency, and prepared for maintaining accounting, tax, and other business records in the new currency. Currently, the introduction and use of the euro has not had a material effect on our consolidated financial condition, cash flows, or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Report of Independent Public Accountants....................................................  27
Consolidated Balance Sheets as of December 31, 2001 and 2000................................  28
Consolidated Statements of Income For the Years Ended December 31, 2001, 2000 and 1999......  30
Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Years Ended
  December 31, 2001, 2000 and 1999..........................................................  31
Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999..  32
Notes to Consolidated Financial Statements..................................................  33

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Heidrick & Struggles International, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 7 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for certain derivative instruments to conform with Statement of Financial Accounting Standards No. 133 and its subsequent amendments. As a result of the adoption, the Company recorded $4.5 million of income (after tax) as a cumulative effect of a change in accounting principle.

                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 6, 2002

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share figures)

                                                                                           December 31,
                                                                                        ------------------
                                                                                          2001      2000
                                                                                        --------  --------
Current assets:
   Cash and cash equivalents........................................................... $108,732  $184,836
   Accounts receivable, less allowance for doubtful accounts of $13,749 and $16,452 at
     December 31, 2001 and 2000, respectively..........................................   54,241   106,334
   Other receivables...................................................................    5,870     7,357
   Prepaid expenses....................................................................   11,445    11,783
   Prepaid income taxes................................................................   22,958        --
   Deferred income taxes, net..........................................................   36,605    26,071
                                                                                        --------  --------
       Total current assets............................................................  239,851   336,381
Property and equipment:
   Leasehold improvements..............................................................   32,640    23,904
   Office furniture, fixtures and equipment............................................   32,104    29,381
   Computer equipment and software.....................................................   44,596    39,192
                                                                                        --------  --------
                                                                                         109,340    92,477
   Accumulated depreciation and amortization...........................................  (54,976)  (39,817)
                                                                                        --------  --------
       Property and equipment, net.....................................................   54,364    52,660
Other assets:
   Assets designated for pension plan..................................................   16,624    16,506
   Investments.........................................................................   14,836    43,582
   Other assets........................................................................   14,637     1,515
   Goodwill and other intangibles, net.................................................   63,705    66,208
   Deferred income taxes, net..........................................................    7,089     6,792
                                                                                        --------  --------
       Total other assets..............................................................  116,891   134,603
                                                                                        --------  --------
Total assets........................................................................... $411,106  $523,644
                                                                                        ========  ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share figures)

                                                                                          December 31,
                                                                                       ------------------
                                                                                         2001      2000
                                                                                       --------  --------
Current liabilities:
   Current maturities of long-term debt............................................... $  2,480  $  1,135
   Accounts payable...................................................................   13,391    10,051
   Accrued expenses--
     Salaries and employee benefits...................................................   95,198   150,187
     Payroll taxes....................................................................    6,143    10,365
     Other............................................................................   29,970    27,888
   Income taxes payable...............................................................       --    16,415
                                                                                       --------  --------
       Total current liabilities......................................................  147,182   216,041
Noncurrent liabilities:
   Long-term debt, less current maturities............................................    1,959       610
   Retirement and pension plans.......................................................   19,092    19,316
   Noncurrent portion of special charges..............................................   13,282        --
                                                                                       --------  --------
       Total noncurrent liabilities...................................................   34,333    19,926
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at
     December 31, 2001 and 2000.......................................................       --        --
   Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,040,779 and 19,373,286 shares were issued and outstanding at December 31, 2001 and
     2000, respectively...............................................................      195       194
   Treasury stock at cost, 1,435,500 shares at December 31, 2001......................  (27,459)       --
   Additional paid in capital.........................................................  258,699   234,619
   Retained earnings..................................................................   13,935    56,862
   Cumulative foreign currency translation adjustment.................................   (5,881)   (1,879)
   Unrealized gain on available-for-sale investments, net of tax......................        9     3,737
   Deferred compensation..............................................................   (9,907)   (5,856)
                                                                                       --------  --------
       Total stockholders' equity.....................................................  229,591   287,677
                                                                                       --------  --------
Total liabilities and stockholders' equity............................................ $411,106  $523,644
                                                                                       ========  ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share figures)

                                                                         Year Ended December 31,
                                                                      ----------------------------
                                                                        2001      2000      1999
                                                                      --------  --------  --------
Revenue.............................................................. $455,534  $594,394  $415,847
Operating expenses:
 Salaries and employee benefits:
   Salaries and employee benefits....................................  302,792   395,105   277,580
   Nonrecurring compensation charges.................................       --    12,222    14,448
 General and administrative expenses:
   General and administrative expenses...............................  157,404   156,242   104,144
   Nonrecurring general and administrative charges...................       --     1,753       772
 Special charges.....................................................   53,230        --        --
                                                                      --------  --------  --------
   Total operating expenses..........................................  513,426   565,322   396,944
                                                                      --------  --------  --------
Operating income (loss)..............................................  (57,892)   29,072    18,903
Non-operating income (expense):
   Interest income...................................................    5,523     8,723     3,513
   Interest expense..................................................     (166)     (209)   (1,504)
   Realized gains on investments.....................................      978     7,399       782
   Net unrealized loss on derivative instruments.....................   (4,681)       --        --
   Write-down of long-term investments...............................  (14,760)     (240)       --
   Other, net........................................................     (517)      418      (152)
                                                                      --------  --------  --------
   Net non-operating income (expense)................................  (13,623)   16,091     2,639
                                                                      --------  --------  --------
Equity in net loss of affiliate......................................       --        --      (630)
                                                                      --------  --------  --------
Income (loss) before income taxes and cumulative effect of accounting
  change.............................................................  (71,515)   45,163    20,912
   Provision for (benefit from) income taxes.........................  (24,094)   25,746    15,120
                                                                      --------  --------  --------
Net income (loss) before cumulative effect of accounting change......  (47,421)   19,417     5,792
   Cumulative effect of accounting change, net of tax................    4,494        --        --
                                                                      --------  --------  --------
Net income (loss).................................................... $(42,927) $ 19,417  $  5,792
                                                                      ========  ========  ========
Basic earnings (loss) per common share:
   Income (loss) before cumulative effect of accounting change....... $  (2.52) $   1.02  $   0.42
   Cumulative effect of accounting change............................     0.24        --        --
                                                                      --------  --------  --------
   Total basic earnings (loss) per common share...................... $  (2.28) $   1.02  $   0.42
                                                                      ========  ========  ========
Diluted earnings (loss) per common share:
   Income (loss) before cumulative effect of accounting change....... $  (2.52) $   0.95  $   0.42
   Cumulative effect of accounting change............................     0.24        --        --
                                                                      --------  --------  --------
   Total diluted earnings (loss) per common share.................... $  (2.28) $   0.95  $   0.42
                                                                      ========  ========  ========
Weighted average common shares outstanding:
   Basic.............................................................   18,839    18,979    13,642
   Diluted...........................................................   18,839    20,389    13,889

  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                (In thousands)

                                                                                                                 Accumulated
                                                                                                                    Other
                                                                Common Stock               Additional           Comprehensive
                                                               --------------  Treasury     Paid in   Retained     Income
                                                               Shares  Amount   Stock       Capital   Earnings     (Loss)
                                                               ------  ------  --------    ---------- --------  -------------
Balance at December 31, 1998..................................          $ 82   $(16,471)    $ 28,561  $(12,769)    $   597
Net income....................................................            --         --           --     5,792          --
Other comprehensive income (loss):
   Unrealized gain on available-for-sale investments, net of
    tax (pretax $8,294).......................................            --         --           --        --       4,810
   Foreign currency translation adjustment....................            --         --           --        --         498
                                                                        ----   --------     --------  --------     -------
Total comprehensive income (loss).............................            --         --           --     5,792       5,308
                                                                        ----   --------     --------  --------     -------
Treasury and common stock transactions:
   Stock issued for Merger....................................            34     16,471       26,576        --          --
   Stock issued in initial public offering....................            42         --       51,783        --          --
   Stock issued to employees..................................             7         --       14,408        --          --
   Stock issued for termination of Sullivan & Company
    employee equity ownership plan............................             2         --        3,035        --          --
   Release of book value restriction..........................            --         --           --    44,422          --
                                                               ------   ----   --------     --------  --------     -------
Balance at December 31, 1999.................................. 16,663    167         --      124,363    37,445       5,905
Net income....................................................            --         --           --    19,417          --
Other comprehensive income (loss):
   Unrealized loss on available-for-sale investments, net of
    tax (pretax $4,885).......................................            --         --           --        --      (2,759)
   Foreign currency translation adjustment....................            --         --           --        --      (1,288)
                                                                        ----   --------     --------  --------     -------
Total comprehensive income (loss).............................            --         --           --    19,417      (4,047)
                                                                        ----   --------     --------  --------     -------
Common stock transactions:
   Stock issued for acquisitions..............................    148      1         --        6,166        --          --
   Stock issued to employees..................................     64      1         --        2,997        --          --
   Stock issued in follow-on public offering..................  2,458     25         --       76,160        --          --
   Issuance of restricted stock units.........................            --         --       20,225        --          --
   Amortization of deferred compensation......................            --         --           --        --          --
   Forfeitures of restricted stock units......................            --         --         (459)       --          --
   Exercise of stock options..................................     40     --         --          553        --          --
Gain on sale of subsidiary stock..............................            --         --        2,711        --          --
Subsidiary stock repurchase and cancellation of options.......            --         --        1,903        --          --
                                                               ------   ----   --------     --------  --------     -------
Balance at December 31, 2000.................................. 19,373    194         --      234,619    56,862       1,858
Net loss before cumulative effect of accounting change........            --         --           --   (47,421)         --
Other comprehensive income (loss):
   Unrealized loss on available-for-sale investments, net of
    tax (pretax $258).........................................            --         --           --        --        (147)
   Foreign currency translation adjustment....................            --         --           --        --      (4,002)
   Cumulative effect of accounting change, net of tax
    (pretax $7,882)...........................................            --         --           --     4,494      (3,581)
                                                                        ----   --------     --------  --------     -------
Total comprehensive income (loss).............................            --         --           --   (42,927)     (7,730)
                                                                        ----   --------     --------  --------     -------
Treasury and common stock transactions:
   Issuance of restricted stock units.........................            --         --       22,295        --          --
   Amortization of deferred compensation......................            --         --           --        --          --
   Forfeitures of restricted stock units......................            --         --         (885)       --          --
   Issuance of stock for acquisitions.........................     20     --         --          430        --          --
   Exercise of stock options..................................     49      1         --          675        --          --
   Purchases of treasury stock, net of reissuances............ (1,435)    --    (27,459)          68        --          --
   Vesting of restricted stock units..........................     34     --         --         (269)       --          --
Accrued compensation..........................................            --         --        1,766        --          --
                                                               ------   ----   --------     --------  --------     -------
Balance at December 31, 2001.................................. 18,041   $195   $(27,459)    $258,699  $ 13,935     $(5,872)
                                                               ======   ====   ========     ========  ========     =======


                                                               Deferred
                                                               Compen-
                                                                sation   Total
                                                               -------- --------
Balance at December 31, 1998.................................. $    --  $     --
Net income....................................................      --     5,792
Other comprehensive income (loss):
   Unrealized gain on available-for-sale investments, net of
    tax (pretax $8,294).......................................      --     4,810
   Foreign currency translation adjustment....................      --       498
                                                               -------  --------
Total comprehensive income (loss).............................      --    11,100
                                                               -------  --------
Treasury and common stock transactions:
   Stock issued for Merger....................................      --    43,081
   Stock issued in initial public offering....................      --    51,825
   Stock issued to employees..................................      --    14,415
   Stock issued for termination of Sullivan & Company
    employee equity ownership plan............................      --     3,037
   Release of book value restriction..........................      --    44,422
                                                               -------  --------
Balance at December 31, 1999..................................      --   167,880
Net income....................................................      --    19,417
Other comprehensive income (loss):
   Unrealized loss on available-for-sale investments, net of
    tax (pretax $4,885).......................................      --    (2,759)
   Foreign currency translation adjustment....................      --    (1,288)
                                                               -------  --------
Total comprehensive income (loss).............................      --    15,370
                                                               -------  --------
Common stock transactions:
   Stock issued for acquisitions..............................      --     6,167
   Stock issued to employees..................................      --     2,998
   Stock issued in follow-on public offering..................      --    76,185
   Issuance of restricted stock units.........................  (7,117)   13,108
   Amortization of deferred compensation......................   1,222     1,222
   Forfeitures of restricted stock units......................      39      (420)
   Exercise of stock options..................................      --       553
Gain on sale of subsidiary stock..............................      --     2,711
Subsidiary stock repurchase and cancellation of options.......      --     1,903
                                                               -------  --------
Balance at December 31, 2000..................................  (5,856)  287,677
Net loss before cumulative effect of accounting change........      --   (47,421)
Other comprehensive income (loss):
   Unrealized loss on available-for-sale investments, net of
    tax (pretax $258).........................................      --      (147)
   Foreign currency translation adjustment....................      --    (4,002)
   Cumulative effect of accounting change, net of tax
    (pretax $7,882)...........................................      --       913
                                                               -------  --------
Total comprehensive income (loss).............................      --   (50,657)
                                                               -------  --------
Treasury and common stock transactions:
   Issuance of restricted stock units.........................  (8,127)   14,168
   Amortization of deferred compensation......................   4,024     4,024
   Forfeitures of restricted stock units......................      52      (833)
   Issuance of stock for acquisitions.........................      --       430
   Exercise of stock options..................................      --       676
   Purchases of treasury stock, net of reissuances............      --   (27,391)
   Vesting of restricted stock units..........................      --      (269)
Accrued compensation..........................................      --     1,766
                                                               -------  --------
Balance at December 31, 2001.................................. $(9,907) $229,591
                                                               =======  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                        Year Ended December 31,
                                                     ----------------------------
                                                       2001      2000      1999
                                                     --------  --------  --------
Cash flows from operating activities
 Net income (loss).................................. $(42,927) $ 19,417  $  5,792
 Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization....................   22,156    19,064    10,591
   Loss on sale of property and equipment...........      901       538        63
   Gain on sale of equity securities................     (978)   (7,399)     (782)
   Write-down of long-term investments..............   14,760       240        --
   Deferred income taxes............................  (12,388)  (12,672)    2,004
   Equity in net loss of affiliate..................       --        --       630
   Minority interest in loss of consolidated
    subsidiary......................................       --      (208)       --
   Nonrecurring charges.............................       --    13,975    15,220
   Net unrealized loss on derivative instruments....    4,681        --        --
   Cumulative effect of accounting change, net of
    tax.............................................   (4,494)       --        --
   Stock-based compensation expense, net............    3,251     3,920       252
   Special charges..................................   53,230        --        --
   Cash paid for special charges....................  (20,792)       --        --
   Changes in assets and liabilities:
    Trade and other receivables.....................   50,329   (26,435)  (23,326)
    Accounts payable................................    3,337     1,341     1,058
    Accrued expenses................................  (42,327)   75,175    37,860
    Income taxes payable............................  (39,390)    5,720     6,930
    Nonqualified retirement plan liability..........     (611)      923     1,936
    Other assets and liabilities, net...............   (9,231)   (4,240)   (3,449)
                                                     --------  --------  --------
     Net cash provided by (used in) operating
       activities...................................  (20,493)   89,359    54,779
                                                     --------  --------  --------
Cash flows from investing activities
 Acquisitions, net of cash acquired.................   (2,400)  (15,648)   (1,466)
 Purchases of securities for nonqualified
   retirement plan..................................       --      (239)     (482)
 Purchases of property and equipment................  (24,059)  (17,885)  (21,519)
 Purchases of long-term investments.................       --   (23,417)       --
 Proceeds from sales of equity securities, net......    2,147     7,399       782
 Cash acquired in merger transaction with HSI.......       --        --     8,166
 Other, net.........................................    1,558     3,754       445
                                                     --------  --------  --------
     Net cash used in investing activities..........  (22,754)  (46,036)  (14,074)
                                                     --------  --------  --------
Cash flows from financing activities
 Proceeds from sales of common stock and treasury
   stock............................................       --    76,185    61,158
 Proceeds from sale of subsidiary stock.............       --     2,919        --
 Proceeds from stock options exercised..............      676       553        --
 Purchases of treasury stock........................  (27,721)       --        --
 Repurchase of subsidiary options and stock.........       --   (13,018)       --
 Proceeds from debt.................................       --        --    17,700
 Payments on debt...................................   (1,015)   (1,822)  (53,512)
                                                     --------  --------  --------
     Net cash provided by (used in) financing
       activities...................................  (28,060)   64,817    25,346
                                                     --------  --------  --------
Effect of foreign currency exchange rates on cash
 and cash equivalents...............................   (4,797)     (152)     (724)
                                                     --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents........................................  (76,104)  107,988    65,327
Cash and cash equivalents:
   Beginning of period..............................  184,836    76,848    11,521
                                                     --------  --------  --------
   End of period.................................... $108,732  $184,836  $ 76,848
                                                     ========  ========  ========
Supplemental disclosures of cash flow information
   Cash paid for--
    Interest........................................ $    172  $    118  $  1,626
    Income taxes....................................   26,962    33,400    10,172
Supplemental schedule of noncash financing and
 investing activities
 Unrealized gain (loss) on available-for-sale
   investments...................................... $   (258) $ (4,885) $  8,294
 Debt from the acquisition of net assets............    3,580     1,745        --
 Issuance of stock for merger and acquisitions......      430     5,084    43,081
 Issuance of stock related to the Sullivan &
   Company equity ownership plan....................       --        --     3,037
 Issuance of stock related to debt from
   acquisition......................................       --     1,083        --

  The accompanying notes to consolidated financial statements are an integral part of these statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All tables in thousands except per share figures)

1. Nature of Business and Summary of Significant Accounting Policies

  Nature of Business

   Heidrick & Struggles International, Inc. and Subsidiaries (the "Company") are engaged in providing executive-level and management search and leadership consulting services to clients on a retained basis. The Company operates principally in North America, Latin America, Europe and Asia Pacific.

  Principles of Consolidation and Basis of Preparation

   The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   On February 26, 1999, Heidrick & Struggles, Inc. merged with and into Heidrick & Struggles International, Inc. (prior to the merger "HSI"), (the "Merger"). The resulting company was renamed Heidrick & Struggles
International, Inc. See Note 2.

   Financial data for all periods presented reflect the retroactive effect of the merger with Sullivan & Company ("Sullivan"), consummated in September 1999, and accounted for as a pooling of interests. See Note 2.

  Critical Accounting Policies

   The preparation of the Company's consolidated financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles, which may differ from the actual results. The more significant areas requiring management estimates include revenue recognition, accruals for compensation and employee benefits, allowance for doubtful accounts, allowance for deferred tax assets and investment valuations.

  Revenue Recognition

   Revenue from client services is recognized when such services are earned and realizable. Revenue consists of retainers and indirect expenses billed to clients. For each assignment, the Company and its client enter into a contract that outlines the general terms and conditions of the assignment. Typically, the Company is paid a retainer for its executive and management search services equal to approximately one-third of the estimated guaranteed first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, the Company often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-month period commencing in the month of acceptance of the contract by its client.

   We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered for some searches. These warrants are carried at fair value and prior to January 1, 2001 the fair value of warrants was included in revenue upon receipt. On January 1, 2001, in conjunction with the adoption of Statement of Financial Accounting Standard
(SFAS) No. 133, the fair value of warrants received is no longer recorded in revenue; instead, beginning January 1, 2001, the fair value is recorded in non-operating income as an unrealized gain, net of consultants' bonuses, and administrative and other costs.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  Salaries and Employee Benefits

   Salaries and employee benefits consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual performance-related bonuses. Other items in this category are expenses related to signing bonuses and minimum guaranteed bonuses (often incurred in connection with the hiring of new consultants), payroll taxes, profit sharing and retirement benefits, and employee insurance benefits.

   Salaries and employee benefits are recognized on an accrual basis. Certain signing bonuses and minimum guaranteed compensation are amortized up to a maximum of three years, consistent with the terms associated with these payments.

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

  Earnings (Loss) per Common Share

   Basic earnings (loss) per common share is computed by dividing net income
(loss) by weighted average common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. See Note 8 for the reconciliation of basic and diluted earnings per share.

  Translation of Foreign Currencies

   The translation of financial statements into U.S. dollars has been performed in accordance with SFAS No. 52, "Foreign Currency Translation." The local currency for all subsidiaries has been designated as the functional currency. Assets and liabilities have been translated into U.S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenue and expenses have been translated at an average exchange rate for the period. Translation adjustments are reported as a component of accumulated other comprehensive income.

  Cash and Cash Equivalents

   The Company considers all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk

   Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of clients and their dispersion across many different industries and geographies. At December 31, 2001, the Company had no significant concentrations of credit risk.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

   The allowance for doubtful accounts is developed based upon several factors including the client's credit quality, historical write-off experience and specific account analyses that project the ultimate amount to be collected on the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

  Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the shorter of the lease term or the estimated useful life of the asset, as follows:

                   Office furniture and fixtures.. 8-10 years
                   Computer equipment and software 3-8 years
                   Automobiles.................... 3-4 years

   Depreciation for financial statement purposes for the years ended December 31, 2001, 2000 and 1999 totaled $17.6 million, $16.1 million and $8.8 million, respectively. Depreciation is calculated for tax purposes using accelerated methods, where applicable.

   In accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," system development costs are capitalized. Once the software is placed in service, it is depreciated using the straight-line method over a three to eight year period.

  Investments

   The Company's investments include warrants, equity securities and other investments. The Company's warrants and equity securities in publicly traded and private companies are carried at fair value. The other investments are held at cost and are regularly reviewed for any declines in fair value. These investments are more fully described in Note 9.

   On January 1, 2001, the Company adopted SFAS No. 133 and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Some of the Company's warrants meet the definition of a derivative instrument under SFAS No. 133, and changes in their fair value during 2001 and prospectively are recorded in earnings, rather than as a component of accumulated other comprehensive income. Each quarter's earnings are affected by the fluctuations in the fair value of these derivative instruments. Upon a value event such as an initial public offering or acquisition, any equity securities arising from their exercise are accounted for as available-for-sale investments.

   Prior to adopting SFAS No. 133 on January 1, 2001, unrealized gains and losses on warrants were excluded from earnings and were reported as a component of accumulated other comprehensive income. Upon a value event such as an initial public offering or acquisition, the warrants and any equity securities arising from their exercise were accounted for as available-for-sale investments.

  Business Combinations, Goodwill and Other Intangibles

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations must be accounted for using the purchase

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES method of accounting. For intangible assets, the new rules state that an acquired asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This requirement may result in more intangible assets being separated from goodwill than generally occurs in practice today. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rule, goodwill and intangible assets that have indefinite useful lives will no longer be amortized. Rather, these assets will be subject to, at a minimum, an annual assessment for impairment by applying a fair-value-based test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 will be applied beginning January 1, 2002. As a result, any impairment will be recognized on January 1, 2002 as a cumulative effect of a change in accounting principle, and will be reflected in the first quarter 2002 financial statements.

   For acquisitions prior to July 1, 2001, which were accounted for using the purchase method, goodwill and other intangible assets are stated at cost and amortized using the straight-line method over the estimated economic useful life. For acquisitions which occurred after June 30, 2001, the goodwill is not amortized in accordance with SFAS No. 142.

   For purposes of preparing the consolidated financial statements through December 31, 2001, the Company continually evaluated whether subsequent events and circumstances occurred that indicated whether the remaining estimated useful life of goodwill or an intangible asset might have warranted revision, or whether the remaining balance of goodwill or an intangible asset may not have been recoverable. The Company evaluated the recoverability of goodwill and intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicated that the future undiscounted cash flows of such assets would not be sufficient to recover the carrying value of such assets, the assets were adjusted to their fair values.

  Reclassifications

   Certain amounts in previously issued financial statements have been reclassified to conform to 2001 classifications.

2. Business Combinations

  Acquisitions Accounted for Using the Purchase Method

   During 2001, the Company completed three acquisitions of executive search firms. The total purchase price for acquisitions in 2001 was $7.8 million. Of this amount, $3.6 million was paid in cash, and the remainder represented restricted stock units and the Company's common stock valued at $0.6 million, and notes payable of $3.6 million. These acquisitions were accounted for using the purchase method and resulted in a preliminary allocation to goodwill and other intangible assets of $3.5 million.

   During 2000, the Company completed a total of six acquisitions of executive search firms. The aggregate purchase price of these six acquisitions during 2000 was $24.5 million, consisting of the Company's stock valued at $5.1 million, notes payable of $1.7 million and cash of $17.7 million. These acquisitions were accounted for under the purchase method and resulted in an allocation to goodwill and other intangibles of $23.7 million.

   During 1999, the Company purchased selected assets and liabilities of one executive search firm. The purchase price of $1.5 million was paid in cash.

   These acquisitions did not have a material effect on the consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

   On February 26, 1999, Heidrick & Struggles, Inc. merged with and into HSI. For accounting purposes, Heidrick & Struggles, Inc. was treated as the acquiring company, and HSI was treated as the acquired company. The transaction was accounted for using purchase accounting and the excess purchase price was allocated to identifiable intangible assets and goodwill, as follows:

                                              Weighted Average
                                       Fair    Useful Life in
                 Asset Classification  Value       Years
                 -------------------- ------- ----------------
                  Intangible assets.. $12,478        17
                  Goodwill........... $23,152        40

   Results of operations of companies acquired using the purchase method are included in the consolidated financial statements from the date of acquisition.

  Acquisition Accounted for Using the Pooling of Interests Method

   On September 1, 1999, the Company completed its merger with Sullivan, which provided for the exchange of all the outstanding stock of Sullivan for 964,000 shares of the Company's common stock. Sullivan was an executive search firm that specialized in the financial services industry and had revenue of $12.8 million in 1998.

   The consolidated financial statements of the Company for 1999 have been restated to give retroactive effect to the merger with Sullivan, which has been accounted for using the pooling of interests method and, as a result, the financial position, results of operations, stockholders' equity and cash flows are presented as if the combining companies had been consolidated for all periods presented and, as if the additional common stock issued in connection with the merger had been issued for all periods presented.

   Certain key employees of Sullivan participated in a phantom stock plan, the shares of which vested over an eight-year period. Upon consummation of the merger with the Company, the vesting of the phantom shares accelerated to 100% and the phantom shares were converted into Sullivan shares, which were then exchanged for the Company's common stock.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

3. Segment Information

   The Company adjusted its segment reporting in 2001 to reflect changes in its internal management reporting structure, which included changes in the allocation of certain costs to operations and corporate expenses. Prior period segment disclosures were revised to reflect these changes. In 1999, 2000 and 2001, the Company operated principally through two lines of business: Executive Search and LeadersOnline. The Company breaks out revenue and operating income in its Executive Search business into two broad geographic segments: Americas and International. The Americas segment consists of North America and Latin America. The North America region includes the United States (except Miami) and Canada. The Latin America region includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region. The International segment consists of Europe (which includes Africa and the Middle
East) and Asia Pacific.

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
  Revenue:
  Americas
     North America.............................. $236,540  $343,393  $257,942
     Latin America..............................   14,534    20,018    15,794
  International
     Europe.....................................  155,684   176,431   118,880
     Asia Pacific...............................   27,174    34,361    20,614
                                                 --------  --------  --------
  Total Executive Search........................  433,932   574,203   413,230
  LeadersOnline.................................   21,602    20,191     2,617
                                                 --------  --------  --------
         Total.................................. $455,534  $594,394  $415,847
                                                 ========  ========  ========
  Operating income (loss):
  Americas
     North America.............................. $ 23,188  $ 63,111  $ 41,968
     Latin America..............................   (1,986)    1,837     2,611
  International
     Europe.....................................    4,884    16,818    (3,167)
     Asia Pacific...............................    1,916     4,769     2,674
                                                 --------  --------  --------
  Total Executive Search........................   28,002    86,535    44,086
  LeadersOnline.................................      829   (27,178)   (5,157)
  Corporate.....................................  (33,493)  (30,285)  (20,026)
                                                 --------  --------  --------
  Operating income (loss) before special charges   (4,662)   29,072    18,903
  Special charges...............................  (53,230)       --        --
                                                 --------  --------  --------
         Total.................................. $(57,892) $ 29,072  $ 18,903
                                                 ========  ========  ========

                                          As of December 31,
                                          ------------------
                                            2001      2000
                                          --------  --------
                   Identifiable Assets:
                   Americas
                      North America...... $ 87,774  $123,468
                      Latin America......    8,506    10,424
                   International
                      Europe.............  128,310   151,754
                      Asia Pacific.......   21,346    22,237
                                          --------  --------
                   Total Executive Search  245,936   307,883
                   LeadersOnline.........    2,428     4,805
                   Corporate.............  162,742   210,956
                                          --------  --------
                          Total.......... $411,106  $523,644
                                          ========  ========

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

4. Special Charges Incurred in 2001

   For 2001, the Company incurred special charges of $53.2 million related to initiatives announced in the second and fourth quarters of 2001. During the second quarter of 2001, the Company announced a reduction of its workforce in order to adjust to current economic conditions, while retaining the resources necessary to capitalize on growth opportunities when the economy recovers. During the fourth quarter of 2001, the Company announced additional reductions in its workforce, the consolidation and closing of offices, and the settlement of the former CEO's contract upon his retirement.

   These actions affected 620 employees, or 25% of the firm's global workforce, including 136 consultants, most of whom were in the core Executive Search business. The remainder was support staff in both Executive Search and LeadersOnline, and in the corporate departments. Nearly 60% of the layoffs were in North America, 35% were in Europe, and the rest were in Latin America and Asia Pacific. The workforce reduction affected virtually all practice groups.

   The special charges include severance and other employee-related costs of $23.7 million, of which $7.8 million relates to the settlement of the former CEO's contract upon his retirement. In addition, the charges related to the consolidation and closing of approximately 20 offices are $28.1 million, of which $1.6 million is goodwill impairment related to the Company's exit from South Africa and the Baltic region. The remainder of the charge, $1.4 million, is primarily for other cash expenses incurred as a result of the announced actions. The special charges are net of changes in estimates totaling $2.4 million.

   The special charges by segment are as follows: North America $20.5 million, Latin America $1.0 million, Europe $19.7 million, Asia Pacific $0.8 million, LeadersOnline $1.3 million and Corporate $9.9 million. In the Consolidated Statements of Income, the charges have been segregated on a separate line titled, "Special charges." For segment reporting, the special charges have been segregated and, therefore, do not impact the year-to-year comparisons. The special charges for severance, office closings, and other related costs were established in accordance with Emerging Issues Task Force No. 94-3 and Staff Accounting Bulletin No. 100.

   The table below outlines the 2001 special charges along with related cash payments, non-cash charges, and amounts unpaid as of December 31, 2001. The majority of the amounts remaining to be paid as of December 31, 2001 relate to real estate leases which require cash payments until sub-leasing, or negotiations with the lessor to terminate the lease, are completed. Based on current estimates, approximately $15.2 million is expected to be paid in 2002, with the remainder payable in years subsequent to 2002.

                                               Severance
                                               and Other
                                               Employee-           Other
                                                Related   Office   Cash
                                                 Costs   Closings Charges   Total
                                               --------- -------- -------  --------
Total special charges......................... $ 23,740  $28,067  $ 1,423  $ 53,230
Cash payments.................................  (18,759)    (877)  (1,156)  (20,792)
Non-cash charges..............................       --   (3,908)      --    (3,908)
                                               --------  -------  -------  --------
Special charges unpaid as of December 31, 2001 $  4,981  $23,282  $   267  $ 28,530
                                               ========  =======  =======  ========

5. 2000 and 1999 Nonrecurring Charges

   On April 10, 2000, LeadersOnline filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its common stock. In the third quarter of 2000, the Company decided to retain proprietary control of LeadersOnline, and its Internet-enhanced recruiting methods.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission relating to the proposed initial public offering. In connection with the withdrawal of the registration statement, the Company recorded nonrecurring charges in the third quarter of 2000. These included a non-cash compensation charge of $12.2 million, which represents the remainder of a $14.9 million non-cash compensation charge related to the issuance of options by LeadersOnline at a price below the deemed fair market value, for accounting purposes, at the time of issuance. The difference of $2.7 million had been previously recorded as a recurring charge over the first three quarters of 2000. The resulting amount of $14.9 million was recorded to additional paid in capital. Also, a $1.8 million charge was recorded for the write-off of expenses related to planning the proposed initial public offering.

   During 1999, in connection with the acquisition of Sullivan, the Company recorded costs of $2.8 million. The costs consisted of a $2.0 million non-cash charge for accelerated vesting of an employee equity ownership plan in place at Sullivan and $0.8 million of transaction-related costs, including legal, accounting and advisory fees.

   During the first quarter of 1999, the Company incurred a nonrecurring charge of $12.4 million. This charge was the result of the Company's agreement to modify the terms of the Mulder & Partner GmbH & Co. KG ("Mulder") acquisition agreement, including the termination of all employment contingencies.

   HSI acquired 100% of Mulder on October 1, 1997, for a combination of cash and 32,000 shares of HSI common stock. On October 1, 1997, HSI delivered 4,000 shares of HSI common stock, paid $8.7 million to the partners of Mulder and incurred $0.3 million of associated transaction costs. Under the original Mulder acquisition agreement an additional $5.2 million (plus interest at an annual rate of 4%) was due to the partners of Mulder in five equal annual installments, the first of which was paid on October 1, 1998. The remaining shares were to be issued in four annual installments beginning January 1, 1999. Because the total purchase price was contingent upon the continued employment of the Mulder consultants, the cost of the acquisition was accounted for as compensation expense to be recognized over a five-year period beginning October 1, 1997. During 1999, the Mulder acquisition agreement was amended such that the remaining cash due (plus interest) of $4.3 million was paid, 428,452 shares (reflecting a split of 15.8217 for 1) of the Company's common stock (which were valued, based upon the estimated fair market value of the Company, at $5.2 million) were issued to such Mulder partners, and $2.9 million of deferred compensation assets were written off resulting in a total compensation charge of $12.4 million. All employment contingencies relating to the Mulder consultants were eliminated.

6. Income Taxes

   The sources of earnings (loss) before income taxes are as follows:

                                                      Years Ended December 31,
                                                      -------------------------
                                                        2001     2000    1999
                                                      --------  ------- -------
United States........................................ $(71,561) $17,384 $16,725
Foreign..............................................       46   27,779   4,187
                                                      --------  ------- -------
       Subtotal......................................  (71,515)  45,163  20,912
United States--cumulative effect of accounting change    7,882       --      --
                                                      --------  ------- -------
       Total......................................... $(63,633) $45,163 $20,912
                                                      ========  ======= =======

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

   The provision for (benefit from) income taxes is as follows:

                                                    Years Ended December 31,
                                                   ---------------------------
                                                     2001      2000     1999
                                                   --------  --------  -------
  Current--
     Federal...................................... $(14,041) $ 18,159  $ 6,811
     State........................................   (2,752)    6,515    2,014
     Foreign......................................    6,919    13,678    4,291
  Deferred........................................  (14,220)  (12,606)   2,004
                                                   --------  --------  -------
         Subtotal.................................  (24,094)   25,746   15,120
  Deferred--cumulative effect of accounting change    3,388        --       --
                                                   --------  --------  -------
         Total.................................... $(20,706) $ 25,746  $15,120
                                                   ========  ========  =======

   A reconciliation of income tax expense for the years ended December 31, 2001, 2000 and 1999, respectively, to income taxes at the statutory U.S. federal income tax rate of 35% for 2001, 35% for 2000, and 34% for 1999, is as follows:

                                                          2001     2000     1999
                                                        --------  -------  -------
Income tax expense (benefit) at the statutory U.S.
  federal rate......................................... $(22,271) $15,807  $ 7,110
Increase due to--
   State income taxes (benefit), net of federal tax
     benefit...........................................   (3,690)   3,075    1,329
   Nondeductible expenses..............................    1,581    6,865    5,852
   Foreign taxes at rates different from the statutory
     U.S. federal tax rate.............................    3,913      678      807
   Other, net..........................................     (239)    (679)      22
                                                        --------  -------  -------
Provision for (benefit from) income taxes.............. $(20,706) $25,746  $15,120
                                                        ========  =======  =======

   The deferred tax amounts mentioned above have been classified in the consolidated balance sheets as of December 31, 2001 and 2000, as follows:

                                                     2001     2000
                                                    -------  -------
          Current deferred tax assets.............. $36,769  $26,242
          Current deferred tax liabilities.........    (164)    (171)
                                                    -------  -------
             Net current deferred tax asset........  36,605   26,071
                                                    -------  -------
          Noncurrent deferred tax assets...........  14,640   15,729
          Noncurrent deferred tax liabilities......  (7,551)  (8,937)
                                                    -------  -------
             Net noncurrent deferred tax asset.....   7,089    6,792
                                                    -------  -------
                 Net deferred income tax asset..... $43,694  $32,863
                                                    =======  =======

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

   The deferred tax assets and liabilities consist of the following components as of December 31, 2001 and 2000:

                                                           2001     2000
                                                          -------  -------
    Deferred tax assets--
       Receivable allowances............................. $ 4,894  $ 5,716
       Accrued vacations.................................   2,119    1,247
       Accrued bonuses...................................  15,689   20,521
       Liability for nonqualified retirement plans.......   4,113    4,881
       Other accrued expenses............................   5,456    4,992
       Leasehold improvements and equipment..............     762    2,149
       Foreign net operating loss carryforwards..........   5,242      581
       Capital loss carryback/carryforwards..............   3,600       --
       Valuation reserves................................   2,050       --
       Goodwill..........................................   1,856    1,703
       Business restructuring reserves...................  10,555       --
       Cumulative translation adjustment.................      --      762
                                                          -------  -------
                                                           56,336   42,552
       Valuation allowance...............................  (4,927)    (581)
                                                          -------  -------
           Net deferred tax assets.......................  51,409   41,971
                                                          -------  -------
    Deferred tax liabilities--
       System development costs..........................  (3,802)  (5,416)
       Unrealized gain on available-for-sale investments.  (3,845)  (2,597)
       Other.............................................     (68)  (1,095)
                                                          -------  -------
           Net deferred tax liabilities..................  (7,715)  (9,108)
                                                          -------  -------
              Net deferred income tax asset.............. $43,694  $32,863
                                                          =======  =======

   Management believes that the net deferred tax assets are realizable based on expected future profitability of the Company. The increase in the valuation allowance on deferred tax assets in 2001 is due to the net pretax loss during 2001.

7. Cumulative Effect of Change in Accounting Principle

   As a result of the adoption of SFAS No. 133 on January 1, 2001, the Company recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

8. Basic and Diluted Earnings Per Common Share

   The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share.

                                                        Year Ended December 31,
                                                       -------------------------
                                                         2001     2000    1999
                                                       --------  ------- -------
Basic earnings (loss) per common share
   Income (loss) available to common stockholders..... $(42,927) $19,417 $ 5,792
   Weighted average common shares outstanding.........   18,839   18,979  13,642
   Basic earnings (loss) per common share............. $  (2.28) $  1.02 $  0.42
Diluted earnings (loss) per common share
   Income (loss) available to common stockholders..... $(42,927) $19,417 $ 5,792
   Weighted average common shares outstanding.........   18,839   18,979  13,642
   Dilutive common shares.............................       --    1,410     247
                                                       --------  ------- -------
   Weighted average diluted common shares outstanding.   18,839   20,389  13,889
                                                       --------  ------- -------
   Diluted earnings (loss) per common share........... $  (2.28) $  0.95 $  0.42

   The share amounts in the table above reflect a 15.8217-for-1 stock split approved by the Board of Directors on March 26, 1999. In February 1999, the Board of Directors adopted, and the stockholders approved, amendments to the Certificate of Incorporation to change the par value, increase the number of authorized shares of common stock to 100 million shares and to authorize a class of preferred stock of 10 million shares. The consolidated financial statements, including the number of shares of common stock authorized, issued and outstanding, have been retroactively restated for the effect of this split and the amendments to the Certificate of Incorporation.

9. Investments

   The Company had investments of $14.8 million and $43.6 million at December 31, 2001 and 2000, respectively. Investments include the fair value of the Company's warrants and equity securities in publicly traded and private companies and other investments. The fair value of warrants and equity securities in publicly traded and private companies was $9.8 million and $21.6 million at December 31, 2001 and 2000, respectively. Other investments are accounted for using the cost method and the fair value of other investments was $5.0 million and $22.0 million at December 31, 2001 and 2000, respectively.

   Realized gains from the sale of equity securities, net of consultants' bonuses, and administrative and other costs, were $1.0 million, $7.4 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The unrealized loss for the year ended December 31, 2001 from the portion of the warrant portfolio deemed to be derivative instruments was $4.7 million, net of consultants' bonuses, and administrative and other costs. This loss relates to the valuation of a portion of our warrant portfolio in accordance with SFAS No. 133. (See Note 1). At December 31, 2000, prior to the adoption of SFAS No. 133, the unrealized gains, which were accounted for as a component of accumulated other comprehensive income, and which related to warrants and equity securities, were $3.7 million, net of consultants bonuses, administrative and other costs, and taxes.

   On October 26, 2000, the Company announced that it entered into an alliance with and invested $10.0 million in ETF Group, a Europe-based global venture capital firm that helps emerging companies expand into international markets. On June 29, 2000, the Company announced that it had formed a strategic alliance with Silicon Valley Internet Capital ("SVIC"), a newly formed, San Francisco-based company that creates and

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES provides operating support for Internet infrastructure companies. The Company invested $10.0 million in SVIC's first round of financing. At the time of our investment in SVIC, Robert W. Shaw, a member of the Company's Board of Directors, was Chief Executive Officer of SVIC and had approximately a 12% ownership interest in SVIC. During 2001, the Company wrote down its remaining investment in SVIC of $9.8 million and also wrote down $5.0 million of its investment in ETF Group, incurring total charges of $14.8 million. During the fourth quarter of 2000, the Company recorded a write-down of $0.2 million related to its investment in SVIC. At December 31, 2001 the fair value of ETF Group was deemed to be $5.0 million.

10. Other Assets

   The Company had other assets of $14.6 million and $1.5 million at December 31, 2001 and 2000, respectively. Other assets include deferred compensation related to acquisitions, other deferred compensation including deferred minimum guaranteed compensation, the noncurrent portion of prepaid rent, and other noncurrent assets.

11. Goodwill and Other Intangibles

   At December 31, 2001 and 2000, goodwill and other intangible assets consist of the following:

                                                   2001     2000
                                                 --------  -------
             Goodwill and other intangibles..... $ 74,086  $72,670
             Accumulated amortization...........  (10,381)  (6,462)
                                                 --------  -------
             Goodwill and other intangibles, net $ 63,705  $66,208
                                                 ========  =======

   Amortization expense for 2001, 2000 and 1999 totaled $4.5 million, $3.0 million, and $1.8 million, respectively. As a result of adopting SFAS No. 142, we expect that we will cease to record annual goodwill amortization of approximately $2.5 million in 2002.

   As a result of the Company's actions that were announced in the fourth quarter of 2001, the Company wrote off approximately $1.6 million of goodwill related to its operations in South Africa and the Baltics. This write-off is included as part of the special charges recognized in 2001. See Note 4 for additional information regarding special charges. There were no adjustments to the carrying value of goodwill or intangible assets during 2000 or 1999.

12. Line of Credit

   In December 2001, the Company replaced the existing $40.0 million revolving credit facility which expired on December 31, 2001, with a new $50.0 million revolving credit facility. The new facility was amended on March 25, 2002 and will expire on December 28, 2004. There were no borrowings outstanding under either line of credit at December 31, 2001 or 2000. The Company must pay a facility fee even if no portion of the line of credit is used.

   Under the new facility, the Company may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under this facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by certain tests of our financial condition. The new facility has certain financial covenants we must meet relating to consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization, and designated special charges), fixed charges (defined as the relationship of EBITDA to interest and capital expenditures), net worth, working capital and debt in relation to EBITDA. In addition, the new facility restricts our ability to pay dividends, make acquisitions and incur additional debt.

   As of December 31, 2001 and 2000, the Company was in compliance with all of its financial covenants, and no event of default existed.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

13. Long-Term Debt

   At December 31, 2001 and 2000, long-term debt consists of notes payable due as a result of acquisitions. The future principal payments on debt are as follows:

                         Year ended December 31,
                            2002................ $2,480
                            2003................  1,579
                            2004................    380
                            2005................     --
                                                 ------
                                                 $4,439
                                                 ======

   The fair value of debt based on current rates for similar debt is estimated to be $4.1 million at December 31, 2001.

14. Stock Compensation Plans

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

   The maximum number of underlying shares of common stock reserved for issuance under the Plan is based on a formula which shall not exceed an aggregate amount equal to forty percent (40%) of the highest number of shares of the Company's common stock which are issued and outstanding from time to time during the term of the Plan, provided, however, that in no event will the sum of the total number of shares authorized or reserved for issuance upon the exercise or issuance of all awards granted under the Plan plus the total amount of the Company's issued and outstanding shares of common stock exceed the number of shares of common stock authorized for issuance under the Company's Amended and Restated Certificate of Incorporation.

   Under the Plan, the maximum number of shares of common stock for which awards may be granted during a calendar year to any participant is 275,000. The maximum amount of a performance-based award to any participant with respect to a calendar year of the Company is $2.0 million.

   In 2000, the Company adopted the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan is designed to reward certain employees and independent contractors of the Company who hold the internal title of Partner or Senior Partner through the issuance of restricted stock units, which upon vesting, are immediately convertible into shares of the Company's common stock at a ratio of 1:1.

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

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

   Under the RSU Plan, restricted stock units cliff vest at 3 years from the date of grant. Under the Plan, the restricted stock units have vesting periods ranging from ratable vesting over a 3 to 5 year period to a cliff vest of 3 to 5 years from the date of grant. The deferred compensation expense related to restricted stock units is amortized to expense on a straight-line basis over the vesting period and is recorded in stockholders' equity. Total deferred compensation expense amortized for restricted stock units for 2001 and 2000 was $4.0 million and $1.2 million, respectively.

   During 2001 and 2000, the Company granted 758,510 and 469,833 restricted stock units, respectively, to certain of its employees under both the Plan and the RSU Plan. During 2001, 53,800 restricted stock units converted into common stock. During 2001 and 2000, respectively, 21,034 and 11,292 restricted stock units were forfeited. At December 31, 2001 and 2000 respectively, 1,142,217 and 458,541 units were outstanding.

   Stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                      Weighted Average
                                           Number of   Exercise Price
                                            Shares       Per Share
                                           ---------  ----------------
          Outstanding on December 31, 1998        --           --
          Granted......................... 1,544,282       $14.00
          Forfeited.......................   (58,781)       14.00
                                           ---------       ------
          Outstanding on December 31, 1999 1,485,501        14.00
          Granted......................... 1,388,950        43.81
          Exercised.......................   (39,865)       14.00
          Forfeited.......................   (94,347)       14.73
                                           ---------       ------
          Outstanding on December 31, 2000 2,740,239        28.85
          Granted.........................   950,677        33.98
          Exercised.......................   (48,644)       14.00
          Forfeited.......................  (184,803)       25.91
                                           ---------       ------
          Outstanding on December 31, 2001 3,457,469       $30.62
                                           =========       ======

   In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and all subsequent amendments and clarifications. Under this method, no compensation cost is recognized for stock option awards granted at or above fair market value except for a limited number of individuals that are considered non-employees. Had compensation expense for the Plan been determined based upon fair value at the grant date for all awards under the Plan in accordance with SFAS No. 123, the Company's proforma net earnings and basic and diluted earnings per share would have been:

                                             Year Ended December 31,
                                             ------------------------
                                               2001     2000    1999
                                             --------  ------- ------
          Net earnings (loss):
             As reported.................... $(42,927) $19,417 $5,792
             Proforma.......................  (52,175)  15,613  4,700
          Basic earnings (loss) per share:
             As reported.................... $  (2.28) $  1.02 $ 0.42
             Proforma.......................    (2.77)    0.82   0.34
          Diluted earnings (loss) per share:
             As reported.................... $  (2.28) $  0.95 $ 0.42
             Proforma.......................    (2.77)    0.77   0.34

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

   The weighted-average fair value of options granted during 2001, 2000 and 1999 estimated on the date of grant using the Black-Scholes option pricing model was $20.50, $23.99 and $8.56, respectively. The fair value of 2001, 2000 and 1999 options granted is estimated on the date of grant using the following assumptions: average risk-free rate of 4.9%, 6.2% and 5.3%, dividend yield of 0%, 0% and 0%, expected volatility of 61.3%, 54.3% and 54.3%, and expected option life of 6.2, 5.4 and 7.0 years, respectively.

   The following table summarizes information about stock options at December 31, 2001:

                   Options Outstanding                Options Exercisable
     ------------------------------------------------ --------------------
                                  Weighted
                                   Average
                                  Remaining  Weighted             Weighted
                                 Contractual Average              Average
        Range of       Number      Life in   Exercise   Number    Exercise
     Exercise Prices Outstanding    Years     Price   Exercisable  Price
     --------------- ----------- ----------- -------- ----------- --------
      $14.00-$14.00   1,227,049     6.21      $14.00    288,803    $14.00
      $14.68-$35.13     917,238     8.02       33.93      1,729     35.13
      $36.65-$44.88     998,182     5.55       41.07    257,384     42.06
      $45.44-$57.00     315,000     3.12       52.60     42,500     48.84
      -------------   ---------     ----      ------    -------    ------
      $14.00-$57.00   3,457,469     6.22      $30.62    590,416    $28.80
      =============   =========     ====      ======    =======    ======

15. Employee Benefit Plans

  Qualified Retirement Plan

   The Company has a defined contribution retirement plan for all eligible employees in the United States. The plan contains a 401(k) provision which provides for employee tax-deferred contributions.

   The Company matched employee contributions on a two-for-one basis up to a maximum contribution of $2,000 per participant for each of the years ended December 31, 2001, 2000 and 1999. The Company also has the option of making discretionary contributions. For the years ended December 31, 2000 and 1999, the Company elected to contribute to each eligible participant a sum equal to 3.03% of the participant's total compensation (as defined) and an additional 3.03% of the participant's compensation above the Social Security taxable wage base up to the maximum amount allowed by the Internal Revenue Code. No discretionary contribution was made for the year ended December 31, 2001.

   The plan allows participants the option of having their account balances or portions thereof invested in the Company's common stock. At December 31, 2001 and 2000, respectively, the plan held 1,435,692 and 4,265,809 shares of the Company's common stock. The plan provides that forfeitures will be used to reduce the Company's contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. Plan expense for the years ended December 31, 2001, 2000 and 1999 was $1.2 million, $4.5 million, and $3.2 million, respectively.

  Nonqualified Retirement Plan

   The Company has a nonqualified retirement plan for employees in the United States classified as senior associates. This plan provides for discretionary employer contributions. The plan expense for the years ended December 31, 2001, 2000, and 1999 was $0.4 million, $0.5 million, and $0.5 million, respectively. The liability for this retirement plan at December 31, 2001 and 2000, respectively, was $1.4 million and $1.6 million.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

16. Pension Plans and Life Insurance Contract

   The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the pensionable years of service of the employee. The following provides a reconciliation of the benefit obligation:

                                                     2001     2000
                                                    -------  -------
           Change in benefit obligation:
              Benefit obligation at January 1,..... $18,214  $18,842
              Service cost.........................     574      693
              Interest cost........................   1,044    1,072
              Actuarial (gain) loss................     471     (482)
              Benefits paid........................    (473)    (847)
              Translation difference...............    (646)  (1,064)
                                                    -------  -------
              Benefit obligation at December 31,...  19,184   18,214
              Unrecognized net loss................  (1,475)    (499)
                                                    -------  -------
              Net amount recognized................ $17,709  $17,715
                                                    =======  =======
              Unfunded status of the plan.......... $19,184  $18,214
              Unrecognized net loss................  (1,475)    (499)
                                                    -------  -------
              Accrued benefit cost................. $17,709  $17,715
                                                    =======  =======
           Assumptions as of December 31:
              Discount rate (weighted average).....     6.0%     6.5%
              Rate of compensation increase........     4.0%     4.0%
           Components of net periodic benefit cost:
              Service cost......................... $   574  $   693
              Interest cost........................   1,044    1,072
                                                    -------  -------
              Net periodic benefit cost............ $ 1,618  $ 1,765
                                                    =======  =======

   The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value at December 31, 2001 and 2000 was $16.6 million and $16.5 million, respectively. Because the reinsurance is not segregated from the Company's assets for purposes of SFAS No. 87, "Employers' Accounting for Pensions," the reinsurance is not regarded as an asset with respect to the pension plan. This pension plan was included in the consolidated financial statements effective with the Merger.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

   During 2000, the Company established a defined benefit pension plan for the former CEO. The plan was not funded as of December 31, 2000. The following provides a reconciliation of the benefit obligation as of December 31, 2000:

                                                          2000
                                                         ------
                Change in benefit obligation:
                   Benefit obligation at January 1,..... $   --
                   Service cost.........................  1,127
                   Interest cost........................    338
                   Actuarial loss.......................     --
                                                         ------
                   Benefit obligation at December 31,...  1,465
                   Unrecognized net loss................     --
                                                         ------
                   Accrued benefit cost................. $1,465
                                                         ======
                Assumptions as of December 31:
                   Discount rate (weighted average).....    7.0%
                   Rate of compensation increase........     --
                Components of net periodic benefit cost:
                   Service cost......................... $1,127
                   Interest cost........................    338
                                                         ------
                   Net periodic benefit cost............ $1,465
                                                         ======

   During 2001 this defined benefit pension plan was eliminated as part of the settlement of the former CEO's contract upon his retirement.

17. Commitments and Contingencies

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

   Minimum future office space and equipment lease payments due in each of the next five years ending December 31 and thereafter, are as follows:

                       Years ending December 31,
                          2002.................. $ 25,380
                          2003..................   23,471
                          2004..................   20,041
                          2005..................   15,819
                          2006..................   12,957
                          Thereafter............   44,309
                                                 --------
                                                 $141,977
                                                 ========

   Rent expense under operating leases for the years ended December 31, 2001, 2000, and 1999 was $41.6 million, $31.9 million, and $21.1 million, respectively. The minimum future lease payments indicated above exclude amounts due for vacated properties that are recorded as part of the 2001 special charges. See Note 4 for more information on lease obligations related to special charges incurred during 2001.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

  Litigation

   In the normal course of business, the Company is a party to various matters involving disputes and litigation. While it is not possible at this time to determine the ultimate outcome of these matters, management believes that the ultimate liability, if any, will not be material to the consolidated results of operations, financial condition or liquidity of the Company.

18. Public Offerings

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

   On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.2 million to the Company and $31.0 million to the selling stockholders. The Company did not receive any of the proceeds from the sale by selling stockholders. The Company has used the net proceeds from this offering for general corporate purposes including the funding of LeadersOnline and other growth initiatives, hiring of additional executive search consultants, expanding its technology infrastructure and funding acquisitions.

19. Sale and Repurchase of Subsidiary Stock

   During the second quarter of 2000, LeadersOnline sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain employees of the Company. The common stock was sold for $5 per share and resulted in net cash proceeds, after expenses, of $2.9 million to LeadersOnline. The Company's ownership interest in LeadersOnline was diluted from 100% to 96.4% as a result of these transactions. The resulting gain to the Company of $2.7 million was recorded to additional paid in capital.

   As a result of the decision to retain proprietary control of LeadersOnline and the cancellation of its proposed initial public offering in September 2000, the Company paid $3.1 million to repurchase the stock sold to VerticalNet, Inc. and to certain Company employees. In addition, the Company paid $10.0 million to compensate option holders for the cancellation of their options. These payments were charged to additional paid in capital. See Note 5.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

20. Investment in HSI

   Prior to February 26, 1999, the Company had an investment in HSI, which was accounted for under the equity method. Based on an agreement between the Company and HSI, effective January 1, 1995, 65% of the net income of HSI was allocated to Class A shares and 35% of the net income of HSI was allocated to Class B shares, regardless of the exact percentage of each class holding. The Company owned all Class B shares of HSI. As a result of this investment, the Company recorded equity in net loss of affiliates of $0.6 million for 1999.

21. Hedging Transaction

   During 1999, the Company entered into a collar agreement to hedge the impact of market value changes of an equity security. Collars consist of the sale of call options along with a corresponding purchase of put options, with the effect of establishing the highest and lowest prices at which the equity securities will be sold during a certain time period. The collar had been designated and was effective as a hedge of the equity security. Unrealized gains and losses on both the equity security and the collar were recorded in equity and comprehensive income. When realized, gains and losses on the equity security and the collar were recorded in income. Beginning in the fourth quarter of 1999, the Company had the right to put and the counterparty had the right to call a portion of the shares on a quarterly basis in accordance with an established schedule. During the third quarter of 2000, the Company terminated the options and sold the underlying equity security. The Company's realized gain on these shares for the years ended December 31, 2000 and 1999, was $2.8 million and $0.9 million, respectively, and is included in other non-operating income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

   The information required by this Item will be included under the captions "Election of Directors," "Nominees for Director," "Class 2003 Directors," and "Class 2004 Directors" in our 2002 Proxy Statement, and is incorporated herein by reference. See also "Our Executive Officers" included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive
Compensation--Option Grant Table," "Executive Compensation--Aggregated Option Exercises and Year-End Option Values" and "Employment Agreements" in our 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 12. VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item will be included under the caption "Voting Securities of Certain Beneficial Owners and Management" in our 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item will be included under the caption "Certain Relationships and Related Transactions" in our 2002 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

   1. Index to Consolidated Financial Statements:

      See Consolidated Financial Statements included as part of this Form 10-K beginning at page 26

   2. Financial Statement Schedules:

               Report of Independent Public Accountants...... 54
               Schedule II--Valuation and Qualifying Accounts 55

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

  *10.01    Retirement Agreement of Patrick S. Pittard

  *10.02    Employment Agreement of David C. Anderson (Incorporated by reference to Exhibit 10.08 of this
            Registrant's Form 10Q filed on May 15, 2001)

  *10.03    Employment Agreement of Piers Marmion (Incorporated by reference to Exhibit 10.08 of this
            Registrant's Form 10-K filed on March 29, 2001)

  *10.04    Employment Agreement of Stephanie W. Abramson (Incorporated by reference to Exhibit 10.11 of this
            Registrant's Form 10Q filed on May 15, 2001)

  *10.05    Employment Agreement of Knox J. Millar (Incorporated by reference to Exhibit 10.12 of this
            Registrant's Form 10Q filed on August 14, 2001)

  *10.06    Employment Agreement of Brian M. Sullivan

   21.01    Subsidiaries of the Registrant

   99.01    1998 Heidrick & Struggles Global Share Program I and the 1998 Heidrick & Struggles Global Share
            Program II (Incorporated by reference to Exhibit 99.01 and Exhibit 99.02 of this Registrant's
            Registration Statement on Form S-8 (File No. 333-73443))

   99.02    Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (Incorporated by reference to
            Exhibit 4.03 of this Registrant's Registration Statement on Form S-8 (File No. 333-32544))

   99.03    Amendments No. 1-4 to the 1998 Heidrick & Struggles Global Share Program I and the 1998 Heidrick
            & Struggles Global Share Program II (Incorporated by reference to Exhibit 10.10 of this Registrant's
            Form 10Q filed on August 14, 2000)

   99.04    Amendment No. 5 to the 1998 Heidrick & Struggles Global Share Program I and the 1998 Heidrick &
            Struggles Global Share Program II

   99.05    Amendment No. 1 to the Heidrick & Struggles Restricted Stock Unit Plan

   99.06    Heidrick & Struggles International, Inc. Deferred Compensation Plan and the Heidrick & Struggles
            International, Inc. Deferred Compensation Plan for UK Employees (Incorporated by reference to
            Exhibit 4.1 and Exhibit 4.2 of this Registrant's Registration Statement on Form S-8 (File No. 333-82424))

  *99.07    Heidrick & Struggles International, Inc. Change in Control Severance Plan

  *99.08    Heidrick & Struggles International, Inc. Director Deferred Fee Plan

   99.09    Letter from the Registrant to the SEC with respect to representations received from Arthur Andersen
            LLP.

--------
  *Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

(b) REPORTS ON FORM 8-K

   During the quarter ended December 31, 2001, no reports on Form 8-K were filed by the Registrant

(c) SEE EXHIBIT INDEX ABOVE

(d) FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

   None

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Heidrick & Struggles
  International, Inc. and Subsidiaries:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES included in this Form 10-K report and have issued our report thereon dated February 6, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II--Heidrick & Struggles International, Inc. Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
February 6, 2002

                                  SCHEDULE II

                   Heidrick & Struggles International, Inc.

                       Valuation and Qualifying Accounts

                                           Charged   Deduction
                                Balance at    to     Including               Balance at
                                Beginning  Costs &   Currency                  End of
                                 of Year   Expenses Translation Acquisitions    Year
                                ---------- -------- ----------- ------------ ----------
Allowance for doubtful accounts
   Year Ended December 31,
       2001....................  $16,452    20,494    (23,197)        --      $13,749
       2000....................  $12,435    26,322    (22,305)        --      $16,452
       1999....................  $ 4,669    10,405     (6,483)     3,844      $12,435

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois.

                                          HEIDRICK & STRUGGLES INTERNATIONAL,
                                            INC.

                                                    /S/  KEVIN J. SMITH
                                          By ________________________________

                                                Chief Financial Officer and
                                                         Treasurer
                                          Title _____________________________

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                               Title                  Date
                 ---------                               -----                  ----

/S/  PIERS MARMION                           Chairman, Chief Executive     March 28, 2002
-------------------------------                Officer and Director
Piers Marmion
(principal executive officer)

/S/  DAVID C. ANDERSON                       President, Chief Operating    March 28, 2002
-------------------------------                Officer and Director
David C. Anderson

/S/  KEVIN J. SMITH                          Chief Financial Officer and   March 28, 2002
-------------------------------                Treasurer
Kevin J. Smith
(principal financial and accounting officer)

/S/  RICHARD I. BEATTIE                      Director                      March 28, 2002
-------------------------------
Richard I. Beattie

/S/  THOMAS J. FRIEL                         Director                      March 28, 2002
-------------------------------
Thomas J. Friel

/S/  ROBERT E. KNOWLING, JR.                 Director                      March 28, 2002
-------------------------------
Robert E. Knowling, Jr.

/S/  PHILIP A. LASKAWY                       Director                      March 28, 2002
-------------------------------
Philip A. Laskawy

-------------------------------              Director                      March 28, 2002
Bengt Lejsved

/S/  DR. JURGEN B. MULDER                    Director                      March 28, 2002
-------------------------------
Dr. Jurgen B. Mulder

-------------------------------              Director                      March 28, 2002
Gerard R. Roche

/S/  ROBERT W. SHAW                          Director                      March 28, 2002
-------------------------------
Robert W. Shaw

/S/  CARLENE M. ZIEGLER                      Director                      March 28, 2002
-------------------------------
Carlene M. Ziegler