Form 10-Q
period 2002-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2002-05-15
CIK 1066605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from            to


                         Commission File Number 0-25837



                    HEIDRICK & STRUGGLES INTERNATIONAL, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                               36-2681268
               --------                               ----------
   (State or Other Jurisdiction of                 (I.R.S.Employer
    Incorporation or Organization)              Identification Number)

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

The number of shares outstanding of the Company's common stock as of May 10, 2002 was 18,091,403.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and
         December 31, 2001                                                    1

         Unaudited Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001                                 3

         Unaudited Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) for the three months ended March 31,
         2002                                                                 4

         Unaudited Consolidated Statements of Cash Flows for the three
         months ended March 31, 2002 and 2001                                 5

         Unaudited Notes to Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           18

PART II. OTHER INFORMATION                                                   19

SIGNATURE                                                                    20

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                      March 31,     December 31,
                                                        2002            2001
                                                     -----------    ------------
                                                     (unaudited)
Current assets:
  Cash and cash equivalents                           $ 68,550        $108,732
  Accounts receivable, net of allowance for doubtful
   accounts                                             69,785          54,241
  Other receivables                                      3,012           5,870
  Prepaid expenses                                      10,001          11,445
  Income taxes recoverable                              13,420          22,958
  Deferred income taxes, net                            36,528          36,605
                                                      --------        --------
    Total current assets                               201,296         239,851
                                                      --------        --------
Non-current assets:
  Property and equipment, net                           45,205          54,364
  Assets designated for pension plans                   16,191          16,624
  Investments                                           15,009          14,836
  Other assets                                          11,494          14,637
  Income taxes recoverable                              10,665               -
  Deferred income taxes, net                             6,995           7,089
  Goodwill, net                                         51,027          51,110
  Other intangibles, net                                12,005          12,595
                                                      --------        --------
    Total non-current assets                           168,591         171,255
                                                      --------        --------
Total assets                                          $369,887        $411,106
                                                      ========        ========

                   The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                      March 31,     December 31,
                                                        2002            2001
                                                     -----------    ------------
                                                     (unaudited)
Current liabilities:
  Current maturities of long-term debt                 $  1,950       $  2,480
  Accounts payable                                       11,878         13,391
  Accrued expenses:
    Salaries and employee benefits                       68,199        101,341
    Other                                                36,047         29,970
                                                       --------       --------
      Total current liabilities                         118,074        147,182
                                                       --------       --------

Non-current liabilities:
  Long-term debt, less current maturities                 1,905          1,959
  Retirement and pension plans                           20,128         19,092
  Non-current portion of special charges                 17,156         13,282
                                                       --------       --------
      Total non-current liabilities                      39,189         34,333
                                                       --------       --------
Total liabilities                                       157,263        181,515
                                                       --------       --------

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, no shares issued at March 31,
   2002 and December 31, 2001.                               -              -
  Common stock, $.01 par value, 100,000,000 shares
   authorized, of which 18,091,800 and 18,040,779
   shares were issued and outstanding at March 31,
   2002 and December 31, 2001, respectively.                195            195
  Treasury stock at cost, 1,439,532 and 1,435,500
   shares at March 31, 2002 and December 31, 2001,
   respectively.                                        (27,540)       (27,459)
  Additional paid in capital                            261,508        258,699
  Retained earnings (accumulated deficit)                (3,800)        13,935
  Cumulative foreign currency translation adjustment     (7,105)        (5,881)
  Unrealized gain on available-for-sale investments,
   net of tax                                                 5              9
  Deferred compensation                                 (10,639)        (9,907)
                                                       --------       --------
      Total stockholders' equity                        212,624        229,591
                                                       --------       --------

Total liabilities and stockholders' equity             $369,887       $411,106
                                                       ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
Revenue                                                    $ 91,723    $139,268
                                                           --------    --------

Operating expenses:
  Salaries and employee benefits                             68,897      87,090
  General and administrative expenses                        27,813      44,329
  Special charges                                            23,169          -
                                                           --------    --------
    Total operating expenses                                119,879     131,419
                                                           --------    --------
Operating income (loss)                                     (28,156)      7,849
                                                           --------    --------

Non-operating income (expense):
  Interest income                                               528       2,061
  Interest expense                                              (51)        (41)
  Realized gains on investments                                  -          254
  Net unrealized gain (loss) on derivative instruments          143      (1,475)
  Other, net                                                    251        (162)
                                                           --------    --------
    Net non-operating income                                    871         637
                                                           --------    --------

Income (loss) before income taxes and cumulative effect
 of accounting change                                       (27,285)      8,486
  Provision for (benefit from) income taxes                  (9,550)      3,649
                                                           --------    --------
Net income (loss) before cumulative effect of accounting
 change                                                     (17,735)      4,837
  Cumulative effect of accounting change, net of tax             -        4,494
                                                           --------    --------
Net income (loss)                                          $(17,735)   $  9,331
                                                           ========    ========

Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of accounting
   change                                                  $  (0.98)   $   0.25
  Cumulative effect of accounting change                         -         0.23
                                                           --------    --------
  Total basic earnings (loss) per common share             $  (0.98)   $   0.48
                                                           ========    ========

Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of accounting
   change                                                  $  (0.98)   $   0.24
  Cumulative effect of accounting change                         -         0.22
                                                           --------    --------
  Total diluted earnings (loss) per common share           $  (0.98)   $   0.45
                                                           ========    ========

Weighted average common shares outstanding:
  Basic                                                      18,050      19,374
  Diluted                                                    18,050      20,571


                   The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                  (unaudited)

                                                                                                       Other
                                                                                                      Compre-
                                                   Common Stock               Additional              hensive   Deferred
                                                 ---------------   Treasury     Paid-in    Retained    Income    Compen-
                                                 Shares   Amount     Stock      Capital    Earnings    (Loss)    sation      Total
                                                 ------   ------   --------   ----------   --------   -------   --------   --------
Balance as of December 31, 2001                  18,041    $195    $(27,459)   $258,699    $13,935    $(5,872)  $ (9,907)  $229,591
Net loss                                             -       -           -           -     (17,735)        -          -     (17,735)
Other comprehensive loss:
   Unrealized loss on available-for-sale             -       -           -           -          -          (4)        -          (4)
   investments, (pretax $6)
   Foreign currency translation adjustment           -       -           -           -          -      (1,224)        -      (1,224)
                                                           ----    --------    --------    -------    -------    -------   --------
Total comprehensive loss                             -       -           -           -     (17,735)    (1,228)        -     (18,963)
                                                           ----    --------    --------    --------   -------    -------   --------
Treasury and common stock transactions:
   Issuance of common stock                          50      -           -          914         -          -          -         914
   Exercise of stock options                          5      -           -           70         -          -          -          70
   Purchases of treasury stock                       (4)     -          (81)         -          -          -          -         (81)
   Issuance of restricted stock units                -       -           -        1,825         -          -      (1,825)        -
   Amortization of deferred compensation             -       -           -           -          -          -       1,093      1,093
                                                 ------    ----    --------    --------    -------    -------   --------   --------
Balance as of March 31, 2002                     18,092    $195    $(27,540)   $261,508    $(3,800)   $(7,100)  $(10,639)  $212,624
                                                 ======    ====    ========    ========    =======    =======   ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                    2002         2001
                                                                 ---------     --------
Cash flows from operating activities:
  Net income (loss)                                              $(17,735)     $  9,331
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                 3,854         4,933
      Gain on sale of equity securities, net                           -           (254)
      Deferred income taxes                                          (155)       (1,075)
      Unrealized (gain) loss on derivative instruments               (143)        1,475
      Cumulative effect of accounting change, net of tax               -         (4,494)
      Stock-based compensation expense, net                         2,006           635
      Special charges                                              23,169            -
      Cash paid for special charges                                (7,029)           -
      Changes in assets and liabilities:
        Trade and other receivables                               (14,665)        3,106
        Accounts payable                                           (1,398)        3,976
        Accrued expenses                                          (28,036)      (53,839)
        Income taxes recoverable, current                           9,667        (2,012)
        Income taxes recoverable, non-current                     (10,665)           -
        Other, net                                                  4,260        (4,363)
                                                                 --------      --------
          Net cash used in operating activities                   (36,870)      (42,581)
                                                                 --------      --------
Cash flows from investing activities:
  Purchases of property and equipment                              (1,637)       (4,291)
  Proceeds from sales of equity securities, net                        -            254
  Other, net                                                           69           925
                                                                 --------      --------
          Net cash used in investing activities                    (1,568)       (3,112)
                                                                 --------      --------
Cash flows from financing activities:
  Payments of long-term debt                                         (693)           -
  Proceeds from stock options exercised                                70            25
  Purchases of treasury stock                                         (81)           -
                                                                 --------      --------
          Net cash provided by (used in) financing activities        (704)           25
                                                                 --------      --------
Effect of foreign currency exchange rates on cash
  and cash equivalents                                             (1,040)       (2,707)
                                                                 --------      --------
Net decrease in cash and cash equivalents                         (40,182)      (48,375)

Cash and cash equivalents:
  Beginning of period                                             108,732       184,836
                                                                 --------      --------
  End of period                                                  $ 68,550      $136,461
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

1. Interim Financial Data

     The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries (the "Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations, stockholders' equity and cash flows. Certain prior year amounts have been reclassified to conform to the 2002 classifications. These financial statements and notes are to be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

2. Derivative Instruments

     The Company receives warrants for equity securities in its client companies, in addition to its cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. Upon adoption of SFAS No. 133 on January 1, 2001, subsequent changes in the fair value of the derivatives are recorded in earnings. Each quarter's earnings are affected by the fluctuations in the fair value of these derivative instruments. The Company recognized a net unrealized gain of $143,000 and a net unrealized loss of $1.5 million in earnings, net of consultants' bonuses and administrative and other costs, during the three months ended March 31, 2002 and 2001, respectively.

3. Cumulative Effect of Change in Accounting Principle

     As a result of the adoption of SFAS No. 133 on January 1, 2001, the Company recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes (See Note 2).

4. Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rule, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, these assets are subject to, at a minimum, an annual assessment for impairment by applying a fair-value based test. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

            Heidrick & Struggles International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

     The Company adopted SFAS No. 142 on January 1, 2002. A fair-value based test was performed and indicated that the fair-value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was necessary. Intangible assets continue to be amortized over their estimated useful lives and have been segregated on a separate line in the Consolidated Balance Sheet. As of January 1, 2002, the Company no longer amortizes goodwill. Operating results excluding goodwill amortization are as follows:

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                     2002       2001
                                                   --------    -------
     Reported net income (loss)                    $(17,735)   $ 9,331
     Addback: Goodwill amortization, net of tax          -         320
                                                   --------    -------
     Adjusted net income (loss)                    $(17,735)   $ 9,651
                                                   ========    =======

     Basic earnings (loss) per common share:
       Reported net income (loss)                  $  (0.98)   $  0.48
       Goodwill amortization                             -        0.02
                                                   --------    -------
       Adjusted net income (loss)                  $  (0.98)   $  0.50
                                                   ========    =======

     Diluted earnings (loss) per common share:
       Reported net income (loss)                  $  (0.98)   $  0.45
       Goodwill amortization                             -        0.02
                                                   --------    -------
       Adjusted net income (loss)                  $  (0.98)   $  0.47
                                                   ========    =======

     The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at March 31, 2002, the aggregate amortization expense for the three months ended March 31, 2002 and estimated amortization expense for each of the next five years.

                                                             March 31, 2002
                                                  ------------------------------------
                                                    Gross                        Net
                                                  Carrying    Accumulated     Carrying
     Amortizable Intangible Assets:                Amount     Amortization     Amount
     -----------------------------------------    --------    ------------    --------
     Client relationships                         $ 13,275      $ (2,408)     $ 10,867
     Other intangibles                               2,370        (1,232)        1,138
                                                  --------      --------      --------
       Total                                      $ 15,645      $ (3,640)     $ 12,005
                                                  ========      ========      ========

     Aggregate Amortization Expense:
     -----------------------------------------
     For the three months ended March 31, 2002                                $    538


     Estimated Amortization Expense:
     -----------------------------------------
     For the year ending December 31, 2003                                    $  1,677
     For the year ending December 31, 2004                                       1,426
     For the year ending December 31, 2005                                       1,193
     For the year ending December 31, 2006                                       1,009
     For the year ending December 31, 2007                                         940

            Heidrick & Struggles International, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)


     Changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                    North
                                   America   Europe     Asia Pacific    Total
                                   -------   -------    ------------   -------
   Balance at December 31, 2001    $18,362   $31,645      $ 1,103      $51,110
   Currency effect                      -        (79)          (4)         (83)
                                   -------   -------      -------      -------
   Balance at March 31, 2002       $18,362   $31,566      $ 1,099      $51,027
                                   =======   =======      =======      =======

5. Basic and Diluted Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted. At March 31, 2002, there were 811 dilutive common shares that were not included in the computation of the diluted loss per common share because the effect of their inclusion would be antidilutive.

     The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share.

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2002           2001
                                                        --------       -------
Basic earnings (loss) per common share:
  Income (loss) available to common stockholders        $(17,735)      $ 9,331
  Weighted average common shares outstanding              18,050        19,374
  Basic earnings (loss) per common share                $  (0.98)       $ 0.48

Diluted earnings (loss) per common share:
  Income (loss) available to common stockholders        $(17,735)      $ 9,331
  Weighted average common shares outstanding              18,050        19,374
  Dilutive common shares                                      -          1,197
                                                        --------       -------
  Weighted average diluted common shares outstanding      18,050        20,571
                                                        ========       =======
  Diluted earnings (loss) per common share              $  (0.98)      $  0.45

            Heidrick & Struggles International, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

6. Segment Information

     The Company operates its Executive Search and complementary services in four geographic regions: North America which includes the United States (except Miami) and Canada; Latin America which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region; Europe (which includes the Middle East); and Asia Pacific.

     As of January 1, 2002 the Company completed the integration of LeadersOnline, the Company's mid-level management recruiting service into the Executive Search business. As a result, the Company no longer reports LeadersOnline as a separate segment. As LeadersOnline was all North America based, the revenue and operating income has been included as part of the North America region. Also, in conjunction with the adoption of SFAS No. 142 on January 1, 2002, all goodwill and intangible assets have been assigned to the appropriate reporting unit. Goodwill previously included as part of the corporate identifiable assets has been assigned to the Europe region. Prior period segment disclosures were revised to reflect these changes.

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2002          2001
                                                       --------      --------
   Revenue:
     North America                                     $ 49,835      $ 75,306
     Latin America                                        2,896         4,335
     Europe                                              33,428        51,744
     Asia Pacific                                         5,564         7,883
                                                       --------      --------
       Total                                           $ 91,723      $139,268
                                                       ========      ========

   Operating Income (Loss):
     North America                                     $  3,002      $  5,602
     Latin America                                         (353)        (217)
     Europe                                                (957)        9,436
     Asia Pacific                                           659           734
                                                       --------      --------
       Total Regions                                      2,351        15,555
     Corporate                                           (7,338)       (7,706)
                                                       --------      --------
     Operating income (loss) before special charges      (4,987)        7,849
     Special charges                                    (23,169)           -
                                                       --------      --------
       Total                                           $(28,156)     $  7,849
                                                       ========      ========


                                                         As of        As of
                                                       March 31,   December 31,
                                                         2002         2001
                                                       ---------   ------------
   Identifiable Assets:
     North America                                     $ 85,997      $ 90,202
     Latin America                                        7,379         8,506
     Europe                                             151,947       159,995
     Asia Pacific                                        21,082        21,346
                                                       --------      --------
       Total Regions                                    266,405       280,049
     Corporate                                          103,482       131,057
                                                       --------       -------
       Total                                           $369,887      $411,106
                                                       ========      ========

            Heidrick & Struggles International, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

7. Special Charges

     In June 2001 and October 2001, we announced company-wide cost reduction initiatives to better align costs with the expected revenue levels. Through December 31, 2001, we incurred $53.2 million of special charges related to reductions in headcount and the consolidation and closing of offices. During the 2002 first quarter, we incurred an additional $23.2 million of special charges related to these announced initiatives.

     The actions which occurred during the 2002 first quarter, affected 166 employees, including 51 executive search and management search consultants and 115 search support and corporate staff. Over two -thirds of the layoffs were in North America, 20% were in Europe and the remainder were in Latin America and Asia Pacific.

     The 2002 first quarter special charges include severance and other employee-related costs of $10.4 million. In addition, the special charges include $12.8 million related to the consolidation and closing of offices. By segment, the special charges for the three months ended March 31, 2002 are as follows: North America $13.3 million, Latin America $0.1 million, Europe $7.0 million, Asia Pacific $0.3 million and Corporate $2.5 million.

     In the Consolidated Statements of Operations, the charges have been segregated on a separate line titled, "Special charges." For segment reporting, the special charges have been segregated and therefore do not impact the quarter-to-quarter comparisons. The special charges for severance and office closings were recorded in accordance with Emerging Issue Task Force No. 94-3 and Staff Accounting Bulletin No. 100.

     The table below outlines the special charges incurred in 2001 and for the three months ended March 31, 2002 along with related cash payments and non-cash charges.

                                                 Severance
                                                 and Other
                                                 Employee-               Other
                                                  Related     Office     Cash
                                                   Costs     Closings   Charges     Total
                                                 ---------   --------   -------    --------

Total special charges incurred in 2001           $ 23,740    $28,067    $ 1,423    $ 53,230
Cash payments                                     (18,759)      (877)    (1,156)    (20,792)
Non-cash charges                                       -      (3,908)        -       (3,908)
                                                 --------    -------    -------    --------
Special charges unpaid as of December 31, 2001      4,981     23,282        267      28,530
Total special charges incurred in 2002             10,373     12,796         -       23,169
Cash payments                                      (3,712)    (3,050)      (267)     (7,029)
Non-cash charges                                   (2,282)    (5,686)        -       (7,968)
                                                  -------    -------    -------    --------
Special charges unpaid as of March 31, 2002       $ 9,360    $27,342    $    -     $ 36,702
                                                  =======    =======    =======    ========

8. Recently Issued Financial Accounting Standards

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or for continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines. The Company adopted SFAS No. 144 on January 1, 2002. We do not anticipate that adoption of SFAS No. 144 will have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; a continuing economic downturn in the United States or a material economic downturn in Europe or elsewhere, or social or political instability in overseas markets; price competition; bad debt write-offs far in excess of allowances for doubtful accounts; losses in our venture capital investments; an inability to achieve the planned cost savings from our cost reduction initiatives; and delays in the development and/or implementation of new technology and systems. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

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

     On February 26, 1999, Heidrick & Struggles, Inc., which operated primarily in North America, Latin America and Asia Pacific, merged with and into Heidrick & Struggles International, Inc. ("HSI"), which operated in Europe, (the "Merger"). The resulting company was named Heidrick & Struggles International, Inc. In addition to the Merger, our results of operations reflect the operations of several entities acquired in 1999, 2000 and 2001, accounted for using the purchase method. The results of these acquired companies are included in the consolidated financial statements beginning with the date of acquisition. These acquisitions did not have a material effect on the consolidated financial statements. In addition, in 1999, we merged with one entity and accounted for this merger using the pooling of interests method.

     During 1999 and 2000, the executive search industry experienced a dramatic increase in demand for its services in all markets based on increased competition for executive talent, the need for executives with diverse and global leadership skills, and the proliferation of Internet and e-commerce businesses. Our rate of growth in revenue during this period exceeded both the industry trend and our historical average because of the need for management at start-up companies, the creation of new e-commerce positions at more established companies and the growth in the financial services industry. We responded to these trends by increasing the number of consultants and the number of offices from which we served our clients. In 2000, we added more than 100 consultants, including consultants experienced in executive search and employees from other disciplines who were new to the search profession.

     The United States economy began to slowdown early in 2001, especially in the financial services and technology sectors, followed by a slowdown in other geographic markets, created an environment where these trends began to reverse. Commencing in June 2001, when we anticipated a reduction in revenue compared to 2000, we took steps to reduce our cost base by reducing our workforce while retaining capacity to meet additional demand when the economy recovers. In October 2001, we announced further reductions in our workforce and consolidated or eliminated office space.

     The actions related to these announcements were completed during the 2002 first quarter. We do not anticipate any additional special charges for the foreseeable future.

     We operate our Executive Search and complementary services in four geographic regions: North America which includes the United States (except Miami) and Canada; Latin America which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe (which includes the Middle East); and Asia Pacific. As of January 1, 2002 we completed the integration of LeadersOnline (now called Management Search), our mid-level management recruiting service, into our Executive Search business. As a result, we no longer report LeadersOnline as a separate segment.

Results of Operations

     The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue:

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                    2002        2001
                                                                   -----       -----
Revenue                                                            100.0%      100.0%
                                                                   -----       -----
Operating expenses:
   Salaries and employee benefits                                   75.1        62.5
   General and administrative expenses                              30.3        31.8
   Special charges                                                  25.3          -
                                                                   -----       -----
       Total operating expenses                                    130.7        94.4
                                                                   -----       -----
Operating income (loss)                                            (30.7)        5.6
                                                                   -----       -----
Non-operating income (expense):
   Interest income                                                   0.6         1.5
   Interest expense                                                 (0.1)         -
   Realized gains on investments                                      -          0.2
   Net unrealized gain (loss) on derivative instruments              0.2        (1.1)
   Other, net                                                        0.3        (0.1)
                                                                   -----       -----
       Net non-operating income                                      0.9         0.5
                                                                   -----       -----
Income (loss) before income taxes and cumulative effect
  of accounting change                                             (29.7)        6.1
   Provision for (benefit from) income taxes                       (10.4)        2.6
                                                                   -----       -----
Net income (loss) before cumulative effect of accounting change    (19.3)        3.5
   Cumulative effect of accounting change, net of tax                 -          3.2
                                                                   -----       -----
Net income (loss)                                                  (19.3)%       6.7%
                                                                   -----       -----

----------
Note: Tables may not equal the sum of individual line items due to rounding.

       The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. As a result of the integration of LeadersOnline into our Executive Search business, we no longer report our mid-level management recruiting service as a separate segment. As LeadersOnline was all North America based, the revenue and operating income has been included as part of the North America region. Prior period segment disclosures were revised to reflect these changes.

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                     2002          2001
                                                   --------      --------
Revenue:
  North America                                    $ 49,835      $ 75,306
  Latin America                                       2,896         4,335
  Europe                                             33,428        51,744
  Asia Pacific                                        5,564         7,883
                                                   --------      --------
    Total                                          $ 91,723      $139,268
                                                   ========      ========

Operating Income (Loss):
  North America                                     $ 3,002      $  5,602
  Latin America                                        (353)         (217)
  Europe                                               (957)        9,436
  Asia Pacific                                          659           734
                                                   --------      --------
    Total Regions                                     2,351        15,555
  Corporate                                          (7,338)       (7,706)
                                                   --------      --------
  Operating income (loss) before special charges     (4,987)        7,849
  Special charges                                   (23,169)           -
                                                   --------      --------
    Total                                          $(28,156)     $  7,849
                                                   ========      ========

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Revenue. Our consolidated revenue decreased $47.6 million, or 34.1%, to $91.7 million for the three months ended March 31, 2002 from $139.3 million for the three months ended March 31, 2001. Excluding the effect of foreign currency translation into the U.S. dollar, revenue would have declined by 32%. The decline was due to decreased demand for our executive search services across most industries and disciplines, especially the Technology, Financial Services, and Industrial practice groups. We believe this decrease reflects the impact of the recent global economic slowdown.

     The number of confirmed executive searches decreased 34% from the first quarter of 2001. The average fee per search declined approximately 4%.

     Revenue in North America was $49.8 million for the three months ended March 31, 2002, a decrease of $25.5 million, or 33.8%, from $75.3 million for the three months ended March 31, 2001. Almost all of the practices produced lower revenue in the first quarter compared to last year. In Latin America, 2002 first quarter revenue was $2.9 million, a decrease of $1.4 million, or 33.2%, from $4.3 million in the 2001 first quarter. Most of the practices reported declines, although the Industrial practice reported an increase. Revenue in Europe was $33.4 million for the 2002 first quarter, a decrease of $18.3 million, or 35.4%, from $51.7 million in the 2001 first quarter. Excluding the impact of foreign currency translation into the U.S. dollar, revenue declined by 32% on a local currency basis compared to the comparable quarter in 2001. All practice groups experienced declines compared to the 2001 first quarter. In Asia Pacific, revenue was $5.6 million in the 2002 first quarter, a decrease of $2.3 million, or 29.4%, from $7.9 million in the 2001 first quarter. Excluding the impact of foreign currency translation into the U.S. dollar, revenue decreased 26% on a local currency basis over the comparable quarter in 2001. Most practice groups experienced a decrease in revenue.

     Salaries and employee benefits. Our consolidated salaries and employee benefits decreased $18.2 million, or 20.9%, to $68.9 million for the three months ended March 31, 2002 from $87.1 million for the three months ended March 31, 2001. The decrease in dollar terms was primarily attributed to lower fixed costs as a result of the elimination of more than 600 people from our workforce since the 2001 first quarter and lower performance-based compensation reflective of the lower revenue levels. As a percentage of revenue, salaries and employee benefits increased to 75.1% in the 2002 first quarter from 62.5% in the 2001 first quarter. The 2001 first quarter included approximately $13.0 million of expense reductions, primarily related to performance-based compensation, which drove down the salaries and benefits as a percent of revenue.

     General and administrative expenses. Our consolidated general and administrative expenses decreased $16.5 million, or 37.3%, to $27.8 million for the three months ended March 31, 2002 from $44.3 million for the three months ended March 31, 2001 due primarily to lower fixed costs resulting from office consolidations, reduced spending on discretionary items such as marketing, internal meetings and non-client related travel, and lower bad debt expense. As a percentage of revenue, general and administrative expenses declined to 30.3% in the 2002 first quarter from 31.8% in the 2001 first quarter.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and those intangible assets that have indefinite useful lives are no longer amortized. We adopted SFAS No. 142 on January 1, 2002 and, as a result, no goodwill amortization was recorded for the three months ended March 31, 2002. For the three months ended March 31, 2001, general and administrative expenses include $0.6 million of goodwill amortization.

     Special charges. In June 2001 and October 2001, we announced company-wide cost reduction initiatives to better align costs with the expected revenue levels. Through December 31, 2001, we incurred $53.2 million of special charges related to reductions in headcount and the consolidation and closing of offices. During the 2002 first quarter, we incurred an additional $23.2 million of special charges related to these announced initiatives. The actions which occurred during the 2002 first quarter, affected 166 people, including 51 executive search and management search consultants. The remainder was search and corporate support staff. Over two -thirds of the layoffs were in North America, 20% were in Europe, and the rest were in Latin America and Asia Pacific. The layoffs impacted virtually all practice groups.

     Approximately $15.2 million of the $23.2 million of special charges incurred in the 2002 first quarter represents cash charges. We do not anticipate incurring additional special charges beyond the 2002 first quarter.

     Operating income (loss). The following table summarizes our consolidated operating income (loss) for the quarters ended March 31, 2002 and 2001, respectively:

                                                                Three Months Ended        Increase
                                                                     March 31,         (decrease) in
                                                                ------------------       operating
     Consolidated operating income (loss)                        2002        2001          income
     ------------------------------------                        ----        ----      -------------
                                                                         (In millions)
     Total regions                                             $   2.4     $  15.6        $ (13.2)
     Corporate                                                    (7.3)       (7.7)           0.4
                                                               -------     -------        -------
     Operating income (loss) before special charges               (5.0)        7.8          (12.8)
     Special charges                                             (23.2)         -           (23.2)
                                                               -------     -------        -------
     Consolidated operating income (loss)                      $ (28.2)    $   7.8        $ (36.0)
                                                               =======     =======        =======

     ----------

     Note: Tables may not equal the sum of individual line items due to rounding.

     Our operating loss was $28.2 million for the three months ended March 31, 2002, a decrease of $36.0 million from $7.8 million of operating income for the three months ended March 31, 2001. All regions experienced a decline in operating income when compared to the three months ended March 31, 2001. This was primarily driven by a $47.6 million decline in revenue compared to the 2001 first quarter.

     In North America, operating income decreased $2.6 million, or 46.4%, to $3.0 million for the three months ended March 31, 2002 from $5.6 million for the three months ended March 31, 2001. The decline in North America's revenue of $25.5 million was offset by lower levels of fixed salary and benefit expenses, and lower general and administrative expenses, primarily bad debt expense. In Latin America, our operating loss was $0.4 million for the three months ended March 31, 2002, compared to an operating loss of $0.2 million for the three months ended March 31, 2001. The decline in Latin America's revenue of $1.4 million was primarily offset by lower salary and benefit expenses. In Europe, our operating loss was $1.0 million for the three months ended March 31, 2002, a decrease of $10.4 million compared to operating income of $9.4 million for the three months ended March 31, 2001. The decline in Europe's revenue of $18.3 million was partially offset by lower salary and benefit expenses. Cost savings in most general and administrative expense categories were offset by an increase in bad debt expense, as in the three months ended March 31, 2001, Europe's operating income had benefited from a reduction in its allowance for doubtful accounts. In Asia Pacific, our operating income for the three months ended March 31, 2002 was $0.7 million, essentially unchanged compared to the three months ended March 31, 2001. The decline in Asia Pacific's revenue of $2.3 million was offset by lower salary and benefit expenses, primarily performance-based compensation. Corporate expenses declined $0.4 million, or 4.8%, to $7.3 million for the three months ended March 31, 2002 from $7.7 million for the three months ended March 31, 2001 as lower discretionary spending, reduced costs associated with corporate staffing, and the elimination of goodwill amortization were partially offset by an increase in systems-related spending.

     Net non-operating income (expense). Our net non-operating income was $0.9 million for the three months ended March 31, 2002, compared to $0.6 million for the three months ended March 31, 2001. The following table presents the components of our net non-operating income (expense) for the three months ended March 31, 2002 and 2001, respectively:

                                                                                          Increase
                                                                Three Months Ended       (decrease)
                                                                     March 31,             in net
                                                                ------------------     non-operating
     Consolidated net non-operating income (expense)             2002        2001          income
     -----------------------------------------------             ----        ----      -------------
                                                                         (In millions)
     Interest income                                           $   0.5     $   2.1       $  (1.5)
     Interest expense                                             (0.1)         -             -
     Realized gains on investments                                  -          0.3          (0.3)
     Net unealized gain (loss) on derivative instruments           0.1        (1.5)          1.6
     Other, net                                                    0.3        (0.2)          0.4
                                                               -------     -------       -------
     Consolidated net non-operating income                     $   0.9     $   0.6       $   0.2
                                                               =======     =======       =======

     ----------

     Note: Tables may not equal the sum of individual line items due to rounding.

     Interest income declined by $1.5 million, reflecting lower cash balances available for investment and lower yields on invested balances.

     During the three months ended March 31, 2001, we recognized $0.3 million of realized gains, net of consultants' bonuses and administrative and other costs, from the sale of equity obtained as part of our warrant program. No realized gains were recognized during the three months ended March 31, 2002.

     In accordance with SFAS No. 133, we recognized during the three months ended March 31, 2002, an unrealized gain, net of consultants' bonuses and administrative and other costs, of $0.1 million. During the comparable period in 2001, we recognized an unrealized loss of $1.5 million, net of consultants' bonuses and administrative and other costs. (See Note 2 in the Notes to Consolidated Financial Statements).

     Cumulative effect of change in accounting principle. On January 1, 2001 we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. As a result, we recorded as a cumulative effect of change in accounting principle, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes. (See Note 3 in the Notes to Consolidated Financial Statements).

     On January 1, 2002, we adopted SFAS No. 142. As a result of the adoption, we will no longer recognize approximately $2.5 million of goodwill amortization in 2002. No impairment charge was recorded upon adoption of SFAS No. 142.

     Income taxes. For the three months ended March 31, 2002 and 2001, the effective tax rate was 35% and 43%, respectively. During the three months ended March 31, 2002, we had a pretax loss of $27.3 million compared to income before taxes and cumulative effect of the accounting change of $8.5 million for the three months ended March 31, 2001. We may not receive a benefit on the losses in certain jurisdictions, thus reducing the effective tax rate.

Liquidity and Capital Resources

     General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. Historically, we have financed our operations with cash on hand and funds generated by operations, together with the net proceeds of our initial public offering in April 1999 and follow-on public offering in February 2000.

     We believe that the remainder of the net proceeds from our common stock offerings, together with funds expected to be generated from operations and funds available under our line of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our special charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

     We do not have material off-balance sheet arrangements including special purpose entities, trading activities of non-exchange traded contracts, or transactions with related parties except as relates to our investment in Silicon Valley Internet Capital (See Note 9 in the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002).

     Line of credit. In December 2001 we replaced our existing $40.0 million revolving credit facility which expired on December 31, 2001, with a new $50.0 million revolving credit facility. The new facility will expire on December 28, 2004. There were no borrowings outstanding under either line of credit at March 31, 2002 or December 31, 2001.

     Under the new facility, as amended on March 25, 2002, we may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under this facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by certain tests of our financial condition. The new facility has certain financial covenants we must meet relating to consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization, and designated special charges), fixed charges (defined as the ratio of EBITDA to interest and capital expenditures), leverage (defined as the ratio of total indebtedness to EBITDA), tangible net worth, working capital and capital expenditures. In addition, the new facility restricts our ability to pay dividends, make acquisitions and incur additional debt. At March 31, 2002 and December 31, 2001 we were in compliance with these financial covenants, and no event of default existed.

     Cash and cash equivalents. Cash and cash equivalents at March 31, 2002 and 2001 amounted to $68.6 million and $136.5 million, respectively. The amount of cash and cash equivalents at December 31, 2001 was $108.7 million.

     Cash provided by (used in) operations. For the three months ended March 31, 2002, cash used in operating activities was $36.8 million, reflecting the payment of bonuses in March 2002, payments related to our special charges and our net loss, offset by the refund of approximately $10 million of estimated income taxes paid during 2001.

     For the three months ended March 31, 2001, cash used in operating activities was $42.6 million, due primarily to the payment of the remaining bonuses related to the year 2000.

     Cash provided by (used in) investing activities. Cash used in investing activities was $1.6 million for the three months ended March 31, 2002 and $3.1 million for the three months ended March 31, 2001. This decrease between the periods was primarily due to a lower level of investments in office furniture and fixtures, leasehold improvements, and computer equipment. Capital expenditures were $1.6 million and $4.3 million for the three months ended March 31, 2002 and 2001, respectively.

     During the three months ended March 31, 2001, the amount of cash received from the sale of equity securities received as part of our warrant program was $0.3 million. No gains were recognized from the sale of equity securities during the three months ended March 31, 2002.

     Cash provided by (used in) financing activities. Cash used in financing activities for the three months ended March 31, 2002 was $0.7 million, resulting primarily from payments on debt related to acquisitions.

     On March 16, 2001, we announced that our Board of Directors had authorized management to repurchase up to two million shares of our common stock over the subsequent two years. During the three months ended March 31, 2002 we repurchased 4,032 shares of common stock. During the three months ended March 31, 2001, we repurchased 25,000 shares of our common stock for which the cash settlement occurred in April 2001.

Significant Accounting Policies

     The preparation of our consolidated financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The more significant areas requiring management estimates include revenue recognition, accruals for compensation and employee benefits, allowance for doubtful accounts, allowance for deferred tax assets and investment valuations. See Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Derivative Instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. Upon adoption of SFAS No. 133 on January 1, 2001, subsequent changes in the fair value of the derivatives are recorded in earnings. Each quarter's earnings are affected by the fluctuations in the fair value of these derivative instruments. We had no other derivative instruments at March 31, 2002.

     Currency Market Risk. With our operations primarily in North America, Latin America, Europe, and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. For financial information by geographic region, see Note 6 in the Notes to Consolidated Financial Statements. Historically, we have not experienced significant gains or losses on transactions involving U.S. dollars and other currencies. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the effect of translating the foreign currency financial statements into U.S. dollars.

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

     3.02 Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

    10.13    Employment Agreement dated January 1, 2002 between
             Heidrick & Struggles, Inc. and David C. Anderson

    10.14 Employment Agreement dated March 20, 2002 between Heidrick & Struggles, Inc. and Kevin J. Smith

    10.15 Amendment to Employment Agreement dated April 2, 2002 between Heidrick & Struggles, Inc. and Stephanie W. Abramson

(B) Reports on Form 8-K

     On April 17, 2002, we filed a report under Item 4 on Form 8-K concerning a Change in the Registrant's Certifying Accountant from Arthur Andersen LLP to KPMG LLP.

SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002.


                           Heidrick & Struggles International, Inc.
                              (Registrant)

                           By: /s/ Kevin J. Smith
                              -------------------
                                 Kevin J. Smith
                                 Chief Financial Officer and Treasurer