Form 10-Q
period 2002-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2002-08-14
CIK 1066605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED June 30, 2002 or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from       to

                         Commission File Number 0-25837

                    HEIDRICK & STRUGGLES INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                     Delaware                              36-2681268
                     -------                               ----------

          (State or Other Jurisdiction of              (I.R.S. Employer
           Incorporation or Organization)             Identification Number)


                        233 South Wacker Drive-Suite 4200
                                Chicago, Illinois
                                   60606-6303
                                _________________

                    (Address of Principal Executive Offices)

                                 (312) 496-1200
                                 ________________

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

The number of shares outstanding of the Company's common stock as of August 7, 2002 was 18,123,570.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and
            December 31, 2001                                                      1

           Unaudited Consolidated Statements of Operations for the three
            months and six months ended June 30, 2002 and 2001                     3

           Unaudited Consolidated Statement of Stockholders' Equity and
            Comprehensive Income (Loss) for the six months ended June 30, 2002     4

           Unaudited Consolidated Statements of Cash Flows for the six months
            ended June 30, 2002 and 2001                                           5

           Unaudited Notes to Consolidated Financial Statements                    6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 13

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk              24

PART II.   OTHER INFORMATION                                                      25

SIGNATURE                                                                         26

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                             June 30,    December 31,
                                                                               2002          2001
                                                                           -----------   -----------
                                                                           (unaudited)
Current assets:
    Cash and cash equivalents                                                $ 84,952     $108,732
    Accounts receivable, net of allowance for doubtful accounts                71,619       54,241
    Other receivables                                                           3,530        5,870
    Prepaid expenses                                                           11,807       11,445
    Income taxes recoverable                                                    2,675       22,958
    Deferred income taxes, net                                                 36,575       36,605
                                                                           ----------     --------
         Total current assets                                                 211,158      239,851
                                                                           ----------     --------

Non-current assets:
    Property and equipment, net                                                44,920       54,364
    Assets designated for pension plans                                        19,069       16,624
    Investments                                                                 6,681       14,836
    Other non-current assets                                                   10,198       14,637
    Income taxes recoverable                                                   15,536            -
    Deferred income taxes, net                                                  7,598        7,089
    Goodwill, net                                                              51,829       51,110
    Other intangibles, net                                                     11,692       12,595
                                                                           ----------     --------
         Total non-current assets                                             167,523      171,255
                                                                           ----------     --------

Total assets                                                                 $378,681     $411,106
                                                                           ==========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                  June 30,         December 31,
                                                                                    2002              2001
                                                                                -----------       ------------
                                                                                (unaudited)
Current liabilities:
  Current maturities of long-term debt                                          $      2,618       $     2,480
  Accounts payable                                                                     8,469            13,391
  Accrued expenses:
    Salaries and employee benefits                                                    73,128           101,341
    Other                                                                             37,710            29,853
                                                                                -------------      -----------
       Total current liabilities                                                     121,925           147,065
                                                                                ------------       -----------

Non-current liabilities:
  Long-term debt, less current maturities                                              1,216             1,959
  Retirement and pension plans                                                        22,948            19,092
  Non-current portion of special charges                                              16,097            13,282
  Other non-current liabilities                                                          259               117
                                                                                ------------       -----------
       Total non-current liabilities                                                  40,520            34,450
                                                                                ------------       -----------
Total liabilities                                                                    162,445           181,515
                                                                                ------------       -----------

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued at June 30, 2002 and December 31, 2001.                                -                 -
  Common stock, $.01 par value, 100,000,000 shares authorized, of which
   18,126,436 and 18,040,779 shares were issued and outstanding at
   June 30, 2002 and December 31, 2001, respectively.                                    196               195
  Treasury stock at cost, 1,439,532 and 1,435,500 shares at June 30, 2002
   and December 31, 2001, respectively.                                              (27,540)          (27,459)
  Additional paid-in capital                                                         261,564           258,699
  Retained earnings (accumulated deficit)                                             (7,197)           13,935
  Cumulative foreign currency translation adjustment                                  (1,975)           (5,881)
  Unrealized gain on available-for-sale investments, net of tax                           27                 9
  Deferred compensation                                                               (8,839)           (9,907)
                                                                                ------------       -----------
  Total stockholders' equity                                                         216,236           229,591
                                                                                ------------       -----------

Total liabilities and stockholders' equity                                      $    378,681       $   411,106
                                                                                ============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                  Three Months Ended       Six Months Ended
                                                                                        June 30,                 June 30,
                                                                                ---------------------     -------------------
                                                                                    2002        2001         2002      2001
                                                                                ----------   --------     ---------  --------
Revenue:
      Revenue before reimbursements (net revenue)                                 $ 93,476   $123,171      $185,199  $262,439
      Reimbursements                                                                 6,834      7,192        13,317    14,264
                                                                                  --------   --------     ---------  --------
         Total revenue                                                             100,310    130,363       198,516   276,703
                                                                                  --------   --------     ---------  --------

Operating expenses:
      Salaries and employee benefits                                                64,273     80,550       133,170   167,640
      General and administrative expenses                                           28,247     41,740        56,060    86,069
      Reimbursed expenses                                                            6,834      7,192        13,317    14,264
      Special charges                                                                    -      8,163        23,169     8,163
                                                                                  --------   --------     ---------  --------
         Total operating expenses                                                   99,354    137,645       225,716   276,136
                                                                                  --------   --------     ---------  --------
Operating income (loss)                                                                956     (7,282)      (27,200)      567
                                                                                  --------   --------     ---------  --------

Non-operating income (expense):
      Interest income                                                                  383      1,419           911     3,480
      Interest expense                                                                 (37)       (38)          (88)      (79)
      Realized gains on investments                                                     47        394            47       648
      Net unrealized losses on derivative instruments                               (1,432)    (1,194)       (1,289)   (2,669)
      Write-down of long-term investment                                            (5,000)         -        (5,000)        -
      Other, net                                                                      (144)      (264)          107      (426)
                                                                                  --------   --------     ---------  --------
         Net non-operating income (expense)                                         (6,183)       317        (5,312)      954
                                                                                  --------   --------     ---------  --------
Income (loss) before income taxes and cumulative effect of accounting change        (5,227)    (6,965)      (32,512)    1,521
      Provision for (benefit from) income taxes                                     (1,830)    (2,995)      (11,380)      654
                                                                                  --------   --------     ---------  --------
Net income (loss) before cumulative effect of accounting change                     (3,397)    (3,970)      (21,132)      867
         Cumulative effect of accounting change, net of tax                              -          -             -     4,494
                                                                                  --------   --------     ---------  --------
Net income (loss)                                                                 $ (3,397)  $ (3,970)    $ (21,132) $  5,361
                                                                                  ========   ========     =========  ========

Basic earnings (loss) per common share:
      Income (loss) before cumulative effect of accounting change                 $  (0.19)  $  (0.21)    $   (1.17) $   0.04
      Cumulative effect of accounting change                                             -          -             -      0.23
                                                                                  --------   --------     ---------  --------
      Total basic earnings (loss) per common share                                $  (0.19)  $  (0.21)    $   (1.17) $   0.28
                                                                                  ========   ========      ========  ========

Diluted earnings (loss) per common share:
      Income (loss) before cumulative effect of accounting change                 $  (0.19)  $  (0.21)    $   (1.17) $   0.04
      Cumulative effect of accounting change                                             -          -             -      0.22
                                                                                  --------   --------     ---------  --------
      Total diluted earnings (loss) per common share                              $  (0.19)  $  (0.21)    $   (1.17) $   0.26
                                                                                  ========   ========     =========  ========

Weighted average common shares outstanding:
      Basic                                                                         18,098     19,244        18,074    19,309
                                                                                  ========   ========     =========  ========
      Diluted                                                                       18,098     19,244        18,074    20,458
                                                                                  ========   ========     =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

            HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                  (unaudited)


                                                                                                       Other
                                              Common Stock                                           Compre-
                                        -----------------------             Additional               hensive    Deferred
                                           Shares                Treasury     Paid-in    Retained     Income     Compen-
                                         Outstanding     Amount   Stock       Capital    Earnings     (Loss)      sation      Total
                                        --------------  -------- ---------------------- ----------- ---------- ----------- ---------
Balance as of December 31, 2001               18,041      $ 195  $(27,459)   $ 258,699    $ 13,935   $ (5,872)  $ (9,907) $ 229,591
Net loss                                                      -         -            -     (21,132)         -          -    (21,132)
Other comprehensive loss:
   Unrealized loss on available-
    for-sale investments, (pretax $28)                        -         -            -           -         18          -         18
   Foreign currency translation
    adjustment                                                -         -            -           -      3,906          -      3,906
                                                         ------  --------   ----------     -------     ------   --------  ---------
Total comprehensive loss                                      -         -            -     (21,132)     3,924          -    (17,208)
                                                         ------  --------   ----------     -------     ------   --------  ---------
Treasury and common stock transactions:
    Issuance of common stock                      37          1         -          737           -          -          -        738
    Exercise of stock options                     34          -         -          484           -          -          -        484
    Purchases of treasury stock                   (4)         -       (81)           -           -          -          -        (81)
    Compensation related to
     performance share plan                                   -         -        1,171           -          -          -      1,171
    Issuance of restricted
     stock units                                              -         -        1,954           -          -     (1,954)         -
    Forfeitures of restricted
      stock units                                             -         -       (1,317)          -          -        488       (829)
    Vesting of restricted stock
      units                                       18          -         -         (164)          -          -          -       (164)
    Amortization of deferred
     compensation                                  -          -         -            -           -          -      2,534      2,534
                                              ------     ------  --------    ---------    --------   --------   --------  ---------
Balance as of June 30, 2002                   18,126      $ 196  $(27,540)   $ 261,564    $ (7,197)  $ (1,948)  $ (8,839) $ 216,236
                                             =======     ======  ========    =========    ========   ========   ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

           HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                --------------------------
                                                                                   2002            2001
                                                                                -----------     ----------
Cash flows from operating activities:
   Net income (loss)                                                            $  (21,132)     $   5,361
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization                                               7,589         10,439
         Realized gains on investments                                                 (47)          (648)
         Deferred income taxes                                                         505         (3,971)
         Net unrealized losses on derivative instruments                             1,289          2,669
         Cumulative effect of accounting change, net of tax                              -         (4,494)
         Write-down of long-term investment                                          5,000              -
         Stock-based compensation expense, net                                       3,789          1,458
         Special charges                                                            23,169          8,163
         Cash paid for special charges                                             (13,453)        (1,538)
         Changes in assets and liabilities:
              Trade and other receivables                                          (13,306)        10,960
              Accounts payable                                                      (5,331)         4,008
              Accrued expenses                                                     (19,733)       (45,357)
              Income taxes recoverable, current                                     20,107              -
              Income taxes payable                                                       -        (12,947)
              Income taxes recoverable, non-current                                (15,536)             -
              Other, net                                                             6,999         (2,025)
                                                                                ----------      ---------
                     Net cash used in operating activities                         (20,091)       (27,922)
                                                                                ----------      ---------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                                    -           (810)
   Purchases of property and equipment                                              (3,185)       (11,402)
   Proceeds from sales of equity securities, net                                       127            648
   Other, net                                                                         (203)         2,471
                                                                                ----------      ---------
                     Net cash used in investing activities                          (3,261)        (9,093)
                                                                                ----------      ---------

Cash flows from financing activities:
   Proceeds from stock options exercised                                               484            395
   Purchases of treasury stock, net of reissuances                                     (81)        (7,320)
   Payments of long-term debt                                                         (913)          (736)
                                                                                ----------      ---------
                     Net cash used in financing activities                            (510)        (7,661)
                                                                                ----------      ---------

Effect of foreign currency exchange rates on cash
   and cash equivalents                                                                 82         (6,791)
                                                                                ----------      ---------

Net decrease in cash and cash equivalents                                          (23,780)       (51,467)

Cash and cash equivalents:
   Beginning of period                                                             108,732        184,836
                                                                                 ---------      ---------
   End of period                                                                 $  84,952      $ 133,369
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

2.  Recently Issued Financial Accounting Standards

       In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or for continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines. The Company adopted SFAS No. 144 on January 1, 2002. The Company does not anticipate that adoption of SFAS No. 144 will have a material impact on its financial condition or results of operations.

       In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," (EITF No. 01-14). EITF No. 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue. The Company adopted this guidance in 2002. Historically, the Company classified reimbursements of out-of-pocket expenses as a reduction of operating expenses. The change in presentation has no impact on the Company's operating income (loss). Prior period information was revised to reflect the change in presentation.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This Statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies will also be required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material impact on its financial condition or results of operations.

           Heidrick & Struggles International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3. Derivative Instruments

       The Company receives warrants for equity securities in its client companies, in addition to its cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. Upon adoption of SFAS No. 133 on January 1, 2001, subsequent changes in the fair value of the derivatives are recorded in earnings. Each quarter's earnings are affected by the fluctuations in the fair value of these derivative instruments. In the three months ended June 30, 2002 and 2001, respectively, the Company recognized unrealized losses on derivative instruments of $1.4 million and $1.2 million, net of consultants' bonuses and administrative and other costs. In the six months ended June 30, 2002 and 2001, respectively, the Company recognized unrealized losses on derivative instruments of $1.3 million and $2.7 million, net of consultants' bonuses and administrative and other costs.

4. Cumulative Effect of Change in Accounting Principle

       As a result of the adoption of SFAS No. 133 on January 1, 2001, the Company recorded, as the cumulative effect of an accounting change, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes (See Note 3).

5. Goodwill and Other Intangible Assets

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

       The Company adopted SFAS No. 142 on January 1, 2002. A fair-value based test was performed and indicated that the fair-value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded. Intangible assets continue to be amortized over their estimated useful lives and have been segregated on a separate line in the Consolidated Balance Sheets. As of January 1, 2002, the Company no longer amortizes goodwill. Operating results excluding goodwill amortization are as follows:

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                       -----------------------------      ----------------------------
                                                          2002               2001           2002                2001
                                                       -----------       -----------      ----------         ---------
Reported net income (loss)                             $  (3,397)        $   (3,970)      $  (21,132)        $   5,361
Addback: Goodwill amortization, net of tax                    --                295               --               615
                                                       ---------         ----------       ----------         ---------
Adjusted net income (loss)                             $  (3,397)        $   (3,675)      $  (21,132)        $   5,976
                                                       =========         ==========       ==========         =========

Basic earnings (loss) per common share:

     Reported net income (loss)                        $   (0.19)        $    (0.21)      $    (1.17)        $    0.28
     Goodwill amortization                                    --               0.02               --              0.03
                                                       ---------         ----------       ----------         ---------
     Adjusted net income (loss)                        $   (0.19)        $    (0.19)      $    (1.17)        $    0.31
                                                       =========         ==========       ==========         =========

Diluted earnings (loss) per common share:

     Reported net income (loss)                        $   (0.19)        $    (0.21)      $    (1.17)        $    0.26
     Goodwill amortization                                    --               0.02               --              0.03
                                                       ---------         ----------       ----------         ---------
     Adjusted net income (loss)                        $   (0.19)        $    (0.19)      $    (1.17)        $    0.29
                                                       =========         ==========       ==========         =========

            Heidrick & Struggles International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

       The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at June 30, 2002, the aggregate amortization expense for the six months ended June 30, 2002 and estimated amortization expense for each of the next five years.

                                                                           June 30, 2002
                                                           -----------------------------------------------
                                                              Gross                             Net
                                                             Carrying      Accumulated       Carrying
Amortizable Intangible Assets:                                Amount      Amortization        Amount
------------------------------------------------           -----------------------------------------------
Client relationships                                        $13,512        $  (2,859)        $  10,653
Other intangibles                                             2,471           (1,432)            1,039
                                                           -----------------------------------------------
     Total                                                  $15,983        $  (4,291)        $  11,692
                                                           ===============================================


Aggregate Amortization Expense:
------------------------------------------------

For the six months ended June 30, 2002                                                       $   1,036

Estimated Amortization Expense:
------------------------------------------------
For the year ending December 31, 2003                                                        $   1,677
For the year ending December 31, 2004                                                            1,426
For the year ending December 31, 2005                                                            1,193
For the year ending December 31, 2006                                                            1,009
For the year ending December 31, 2007                                                              940


Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                      North
                                                     America        Europe      Asia Pacific       Total
                                                   ------------- ------------- ---------------- -------------
Balance at December 31, 2001                        $ 18,362      $ 31,645       $  1,103         $  51,110
     Earnout payments                                      -             -            218               218
     Exchange rate fluctuations                            -           485             16               501
                                                    --------      --------       --------         ---------
Balance at June 30, 2002                            $ 18,362      $ 32,130       $  1,337         $  51,829
                                                    ========      ========       ========         =========

            Heidrick & Struggles International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.  Basic and Diluted Earnings (Loss) Per Common Share

       Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted. For the three months ended June 30, 2002 and 2001, there were approximately 1.0 million and 1.1 million dilutive common shares, respectively, that were not included in the computation of the diluted loss per common share because the effect of their inclusion would be antidilutive. For the six months ended June 30, 2002, there were approximately 0.9 million dilutive common shares that were not included in the computation of the diluted loss per common share because the effect of their inclusion would be antidilutive.

      The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share.

                                                                    Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                ---------------------------     -------------------------
                                                                   2002            2001             2002          2001
                                                                -----------     ----------      -----------    ----------
Basic earnings (loss) per common share:
      Income (loss) available to common stockholders             $ (3,397)       $ (3,970)       $(21,132)       $  5,361

      Weighted average common shares outstanding                   18,098          19,244          18,074          19,309

      Basic earnings (loss) per common share                     $  (0.19)       $  (0.21)       $  (1.17)       $   0.28

Diluted earnings (loss) per common share:
      Income (loss) available to common stockholders             $ (3,397)       $ (3,970)       $(21,132)       $  5,361

      Weighted average common shares outstanding                   18,098          19,244          18,074          19,309
      Dilutive common shares                                            -               -               -           1,149
                                                                 --------        --------        --------        --------
      Weighted average diluted common shares outstanding           18,098          19,244          18,074          20,458
                                                                 ========        ========        ========        ========

      Diluted earnings (loss) per common share                   $  (0.19)       $  (0.21)       $  (1.17)       $   0.26

            Heidrick & Struggles International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7. Segment Information

       The Company operates its Executive Search and complementary services in four geographic regions: North America which includes the United States (except Miami) and Canada; Latin America which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region; Europe, which includes the Middle East; and Asia Pacific.

       In accordance with EITF No. 01-14, reimbursements of out-of-pocket expenses are classified as revenue. For segment purposes, reimbursements are reported separately and therefore are not included in the net revenue by geographic region. The presentation required by EITF No. 01-14 has no impact on the operating income (loss) of the geographic regions.

       As of January 1, 2002 the Company completed the integration of LeadersOnline, the Company's mid-level management recruiting service, into the Executive Search business. As a result, the Company no longer reports LeadersOnline as a separate segment. As LeadersOnline was North America based, the net revenue and operating income (loss) has been included as part of the North America region.

       Also, in conjunction with the adoption of SFAS No. 142 on January 1, 2002, all goodwill and intangible assets have been assigned to the appropriate reporting unit. Goodwill previously included as part of the corporate identifiable assets has been assigned to the Europe region.

       Prior period segment disclosures were revised to reflect these changes.

                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
                                                           -----------------------    --------------------
                                                              2002         2001          2002      2001
                                                           ---------    ----------    ---------- ---------
Revenue:
     North America                                          $ 52,226     $ 72,658      $102,061  $147,964
     Latin America                                             2,575        3,534         5,471     7,869
     Europe                                                   32,867       39,544        66,295    91,288
     Asia Pacific                                              5,808        7,435        11,372    15,318
                                                           ---------    ---------     ---------  --------
         Revenue before reimbursements (net revenue)          93,476      123,171       185,199   262,439
     Reimbursements                                            6,834        7,192        13,317    14,264
                                                           ---------    ---------     ---------  --------
         Total                                              $100,310     $130,363      $198,516  $276,703
                                                           =========    =========     =========  ========

Operating Income (Loss):
     North America                                          $  9,607     $  6,967      $ 12,609  $ 12,569
     Latin America                                            (1,224)        (378)       (1,577)     (595)
     Europe                                                     (300)       1,296        (1,257)   10,732
     Asia Pacific                                                432          909         1,091     1,643
                                                           ---------    ---------     ---------  --------
         Total regions                                         8,515        8,794        10,866    24,349
     Corporate                                                (7,559)      (7,913)      (14,897)  (15,619)
                                                           ---------    ---------     ---------  --------
         Operating income (loss) before special charges          956          881        (4,031)    8,730
     Special charges                                               -       (8,163)      (23,169)   (8,163)
                                                           ---------     --------     ---------  --------
         Total                                              $    956     $ (7,282)     $(27,200) $    567
                                                           =========    =========     =========  ========

           Heidrick & Struggles International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

                                                       June 30,     December 31,
                                                         2002           2001
                                                     -----------   -------------
Identifiable Assets:
    North America                                      $ 85,380      $ 90,202
    Latin America                                         6,687         8,506
    Europe                                              156,195       159,995
    Asia Pacific                                         22,672        21,346
                                                     ----------    ----------
        Total regions                                   270,934       280,049
    Corporate                                           107,747       131,057
                                                     ----------    ----------
        Total                                          $378,681      $411,106
                                                     ==========    ==========

8.   Special Charges

       In June 2001 and October 2001, the Company announced cost reduction initiatives to better align costs with the expected revenue levels. Through December 31, 2001, the Company recorded $53.2 million of special charges related to reductions in its workforce and the consolidation and closing of offices. During the 2002 first quarter, the Company recorded an additional $23.2 million of special charges related to these announced initiatives. No special charges were recorded during the 2002 second quarter, as all plans related to announcements made in October 2001 were completed by the end of the first quarter of 2002.

       During the second quarter of 2001, the Company announced a reduction of its workforce and as a result recorded special charges of $8.2 million for severance and other related costs. As of June 30, 2001, the Company notified 285 employees that they would be part of the reduction in workforce, most of whom were in the core Executive Search business, including 63 consultants. The remaining employees were support staff in Executive Search; in LeadersOnline; and in the corporate departments. Nearly two-thirds of the reduction was in North America, 20% in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practice groups.

       During the fourth quarter of 2001, the Company announced additional reductions in its workforce and the consolidation and closing of offices. In the first quarter of 2002, the Company incurred special charges of $23.2 million related to these announced initiatives. The plans, which were completed during the 2002 first quarter, affected 166 employees, including 51 executive search and management search consultants. The remaining employees were search and corporate support staff. Over two-thirds of the reduction was in North America, 20% was in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practice groups. The 2002 first quarter special charges include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. By segment, the special charges recorded in the first quarter of 2002 are as follows: North America $13.3 million, Latin America $0.1 million, Europe $7.0 million, Asia Pacific $0.3 million and Corporate $2.5 million. Approximately $15.2 million of the $23.2 million of special charges incurred in the 2002 first quarter represents cash charges.

       In the Consolidated Statements of Operations, the charges have been segregated on a separate line titled, "Special charges." For segment reporting, the special charges have been segregated and therefore do not impact the quarter-to-quarter comparisons. The special charges for severance and office closings were recorded in accordance with Emerging Issues Task Force No. 94-3 and Staff Accounting Bulletin No. 100.

              Heidrick & Struggles International, and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

     The table below outlines the special charges recorded in 2001 and for the six months ended June 30, 2002, along with related cash payments and non-cash charges.

                                                                   Severance
                                                                   and Other
                                                                    Employee-                Other
                                                                     Related     Office      Cash
                                                                      Costs     Closings    Charges       Total
                                                                   ----------  -----------  ---------   ---------
     Total special charges recorded in 2001                         $ 23,740     $ 28,067   $   1,423    $ 53,230
     Cash payments                                                   (18,759)        (877)     (1,156)    (20,792)
     Non-cash items                                                        -       (3,908)          -      (3,908)
                                                                   ---------   ----------  ----------   ---------
         Special charges unpaid as of December 31, 2001                4,981       23,282         267      28,530
     Total special charges recorded in 2002                           10,373       12,796           -      23,169
     Cash payments                                                    (6,619)      (6,567)       (267)    (13,453)
     Non-cash items                                                   (2,282)      (5,686)          -      (7,968)
                                                                   ---------   ----------  ----------   ---------
         Special charges unpaid as of June 30, 2002                 $  6,453     $ 23,825   $       -    $ 30,278
                                                                   =========   ==========  ==========   =========

9.   Business Combinations - Accounted for Using the Purchase Method

     During the six months ended June 30, 2001, the Company acquired one executive search firm for $0.8 million. Results of operations of this business have been included in the consolidated financial statements from the acquisition date of June 8, 2001, and are not material to the consolidated financial statements.

10.  Investments

     During the second quarter of 2002, the Company wrote down its remaining investment in ETF Group, incurring a non-cash charge of $5.0 million. ETF Group is a Europe-based venture capital firm that helps emerging companies expand into international markets. In the fourth quarter of 2001, the Company wrote down half of its $10.0 million investment in ETF Group, because the portfolio of companies had been adversely affected by the downturn in the valuation of technology start-ups. Due to the continuing decline in the valuation of start-up technology companies, the Company wrote down the remainder of its investment in ETF Group in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; economic weakness in the United States, Europe, or elsewhere; social or political instability in overseas markets; price competition; bad debt write-offs far in excess of allowances for doubtful accounts; an inability to achieve the planned cost savings from our cost reduction initiatives; an inability to sublease or assign unused office space; and delays in the development and/or implementation of new technology and systems. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

     Heidrick & Struggles International, Inc. is a premier provider of executive-level search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of their executive and mid-level management positions. We also provide other human capital management services, including management assessment, executive coaching and placement of interim executive management.

     On February 26, 1999, Heidrick & Struggles, Inc., which operated primarily in North America, Latin America and Asia Pacific, merged with and into Heidrick & Struggles International, Inc. ("HSI"), which operated in Europe (the "Merger"). The resulting company was named Heidrick & Struggles International, Inc. In addition to the Merger, our results of operations reflect the operations of several entities acquired in 1999, 2000 and 2001, accounted for using the purchase method. The results of these acquired companies are included in the consolidated financial statements beginning with the date of acquisition. These acquisitions did not have a material effect on the consolidated financial statements. In addition, in 1999, we merged with one entity and accounted for this merger using the pooling-of-interests method.

     During 1999 and 2000, the executive search industry experienced a dramatic increase in demand for its services in all markets based on increased competition for executive talent, the need for executives with diverse and global leadership skills, and the proliferation of Internet and e-commerce businesses. Our rate of growth in net revenue during this period exceeded both the industry trend and our historical average because of the need for management at start-up companies, the creation of new e-commerce positions at more established companies and the growth in the financial services industry. We responded to these trends by increasing the number of consultants and the number of offices from which we served our clients. In 2000, we added more than 100 consultants, including consultants experienced in executive search and employees from other disciplines who were new to the search profession.

     The slow down in the United States economy that began early in 2001, especially in the financial services and technology sectors, followed by a slow down in other geographic markets, created an environment where the previous trends began to reverse. Commencing in June 2001, when we anticipated a reduction in revenue compared to 2000, we took steps to lower our cost base by reducing our workforce while retaining capacity to meet demand when the economy recovers. In October 2001, we announced further reductions in our workforce and consolidated or eliminated office space.

     The plans related to these announcements were completed during the 2002 first quarter. We do not anticipate any additional special charges for the foreseeable future.

     We operate our Executive Search and complementary services in four geographic regions: North America which includes the United States (except Miami) and Canada; Latin America which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe, which includes the Middle East; and Asia Pacific. As of January 1, 2002 we completed the integration of LeadersOnline (now called Management Search), our mid-level management recruiting service, into our Executive Search business. As a result, we no longer report LeadersOnline as a separate segment.

     We adopted Emerging Issues Task Force Issue No. 01-14 (EITF No. 01-14), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," in 2002, which requires that reimbursements of out-of-pocket expenses be reported on a gross basis as revenue and as operating expenses. Historically, the reimbursements of out-of-pocket expenses were classified as a reduction of operating expenses. The change in presentation has no impact on our operating income (loss). For segment purposes, the reimbursements are reported on a separate line, and therefore do not influence the segment analysis by geographic region.

Results of Operations

     The following table summarizes the results of our operations for the periods indicated, as a percentage of revenue before reimbursements (net revenue):

                                                                       Three Months Ended         Six Months Ended
                                                                              June 30,                  June 30,
                                                                      ----------------------      -------------------
                                                                        2002          2001          2002       2001
                                                                      ----------    --------      --------   --------
     Revenue:
          Revenue before reimbursements (net revenue)                    100.0 %      100.0 %       100.0 %    100.0 %
          Reimbursements                                                   7.3          5.8           7.2        5.4
                                                                         -----        -----         -----      -----
              Total revenue                                              107.3        105.8         107.2      105.4
                                                                         -----        -----         -----      -----
     Operating expenses:
          Salaries and employee benefits                                  68.8         65.4          71.9       63.9
          General and administrative expenses                             30.2         33.9          30.3       32.8
          Reimbursed expenses                                              7.3          5.8           7.2        5.4
          Special charges                                                    -          6.6          12.5        3.1
                                                                         -----        -----         -----      -----
              Total operating expenses                                   106.3        111.8         121.9      105.2
                                                                         -----        -----         -----      -----
     Operating income (loss)                                               1.0         (5.9)        (14.7)       0.2
                                                                         -----        -----        ------      -----
     Non-operating income (expense):
          Interest income                                                  0.4          1.2           0.5        1.3
          Interest expense                                                   -            -             -          -
          Realized gains on investments                                    0.1          0.3             -        0.2
          Net unrealized losses on derivative instruments                 (1.5)        (1.0)         (0.7)      (1.0)
          Write-down of long-term investment                              (5.3)           -          (2.7)         -
          Other, net                                                      (0.2)        (0.2)          0.1       (0.2)
                                                                         -----        -----         -----       ----
              Net non-operating income (expense)                          (6.6)         0.3          (2.9)       0.4
                                                                         -----        -----         -----      -----
     Income (loss) before income taxes and cumulative effect
        of accounting change                                              (5.6)        (5.7)        (17.6)       0.6
          Provision for (benefit from) income taxes                       (2.0)        (2.4)         (6.1)       0.2
                                                                         -----        -----         -----      -----
     Net income (loss) before cumulative effect of accounting change      (3.6)        (3.2)        (11.4)       0.3
          Cumulative effect of accounting change, net of tax                 -            -             -        1.7
                                                                         -----        -----         -----      -----
     Net income (loss)                                                    (3.6)%       (3.2)%       (11.4)%      2.0 %
                                                                         =====        =====        ======      =====

_________

Note: Tables may not equal the sum of individual line items due to rounding.

       The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment. Prior period segment disclosures were revised to reflect the following changes:

1. As a result of the integration of LeadersOnline into our Executive Search business, we no longer report our mid-level management recruiting service as a separate segment. As LeadersOnline was North America based, the revenue and operating income (loss) has been included as part of the North America region.

2. Reimbursements received for out-of-pocket expenses are reported as revenue in accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." For segment purposes, the revenue from reimbursements is reported on a separate line, and therefore does not affect the analysis by geographic region. The presentation required by EITF No. 01-14 had no impact on the operating income (loss) of the geographic regions.

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                          -----------------------    ----------------------
                                                            2002          2001         2002           2001
                                                          ---------     ---------    ---------     ---------
Revenue:
      North America                                        $ 52,226     $  72,658    $ 102,061    $  147,964
      Latin America                                           2,575         3,534        5,471         7,869
      Europe                                                 32,867        39,544       66,295        91,288
      Asia Pacific                                            5,808         7,435       11,372        15,318
                                                          ---------     ---------    ---------     ---------
         Revenue before reimbursements (net revenue)         93,476       123,171      185,199       262,439
      Reimbursements                                          6,834         7,192       13,317        14,264
                                                          ---------     ---------    ---------     ---------
         Total                                            $ 100,310     $ 130,363    $ 198,516     $ 276,703
                                                          =========     =========    =========     =========

Operating Income (Loss):
      North America                                       $   9,607     $   6,967    $  12,609     $  12,569
      Latin America                                          (1,224)         (378)      (1,577)         (595)
      Europe                                                   (300)        1,296       (1,257)       10,732
      Asia Pacific                                              432           909        1,091         1,643
                                                          ---------     ---------    ---------     ---------
         Total regions                                        8,515         8,794       10,866        24,349
      Corporate                                              (7,559)       (7,913)     (14,897)      (15,619)
                                                          ---------     ---------    ---------     ---------
         Operating income before special charges                956           881       (4,031)        8,730
      Special charges                                             -        (8,163)     (23,169)       (8,163)
                                                          ---------     ---------    ---------     ---------
         Total                                            $     956     $  (7,282)   $ (27,200)    $     567
                                                          =========     =========    =========     =========

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

       Revenue before reimbursements (net revenue). Consolidated net revenue decreased $29.7 million, or 24.1%, to $93.5 million for the three months ended June 30, 2002 from $123.2 million for the three months ended June 30, 2001. Excluding the effect of exchange rate fluctuations, net revenue would have declined 25%. The decline was due to decreased demand for our executive search services across most industries and disciplines, especially the Technology, Financial Services, and Professional Services practice groups. We believe this decrease reflects the impact of the continuing global economic slow down. The number of confirmed executive searches decreased 9% compared to the second quarter of 2001.

       Net revenue in North America was $52.2 million for the three months ended June 30, 2002, a decrease of $20.5 million, or 28.1%, from $72.7 million in the second quarter of 2001. Almost all of the practice groups produced lower net revenue in the second quarter compared to last year. In Latin America, net revenue was $2.6 million for the three months ended June 30, 2002, a decrease of $0.9 million, or 27.1%, from $3.5 million in the second quarter of 2001, reflecting declines across most of the practice groups. Net revenue in Europe was $32.9 million for the three months ended June 30, 2002, a decrease of $6.6 million, or 16.9%, from $39.5 million in the second quarter of 2001. Excluding the impact of exchange rate fluctuations, net revenue decreased 20% from the comparable quarter in 2001. All practice groups experienced declines compared to the 2001 second quarter. In Asia Pacific, net revenue was $5.8 million for the three months ended June 30, 2002, a decrease of $1.6 million, or 21.9%, from $7.4 million in the second quarter of 2001. Excluding the impact of exchange rate fluctuations, net revenue decreased 24% compared to the comparable quarter in 2001. Most practice groups experienced a decrease in net revenue.

       Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $16.3 million, or 20.2%, to $64.3 million for the three months ended June 30, 2002 from $80.6 million for the three months ended June 30, 2001. The decrease in dollar terms was primarily attributable to lower fixed costs as a result of the elimination of more than 780 positions or approximately one-third of our workforce, since June 2001. As a percentage of net revenue, salaries and employee benefits expense increased to 68.8% in the second quarter of 2002 from 65.4% in the second quarter of 2001. The increase as a percentage of net revenue was primarily due to a higher percentage of net revenue being accrued for performance based compensation for executive search consultants, management, and support staff and the impact of lower net revenue against our fixed salaries and employee benefits expense.

       General and administrative expenses. Consolidated general and administrative expenses decreased $13.5 million, or 32.3%, to $28.2 million for the three months ended June 30, 2002 from $41.7 million for the three months ended June 30, 2001 due primarily to lower fixed costs resulting from office consolidations, reduced spending on discretionary items such as marketing, internal meetings and non-client-related travel, and lower bad debt expense. As a percentage of net revenue, general and administrative expenses declined to 30.2% in the second quarter of 2002 from 33.9% in the second quarter of 2001.

       In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and those intangible assets that have indefinite useful lives are no longer amortized. We adopted SFAS No. 142 on January 1, 2002 and, as a result, we did not record goodwill amortization for the three months ended June 30, 2002. For the three months ended June 30, 2001, general and administrative expenses include $0.5 million of goodwill amortization.

       Special charges. No special charges were recorded during the 2002 second quarter, as all plans related to announcements made in October 2001 were completed by the end of the first quarter of 2002.

       During the second quarter of 2001, we announced a reduction of our workforce and as a result we incurred special charges of $8.2 million for the three months ended June 30, 2001, for severance and other related costs. As of June 30, 2001, 285 employees were notified that they would be part of the reduction in workforce. This workforce reduction affected all levels of employees. Most were in our core Executive Search business, including 63 consultants. The remaining employees were support staff in Executive Search; in LeadersOnline, our mid-level management recruiting service; and in the corporate departments. Nearly two-thirds of the reduction was in North America, 20% in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practice groups.

       Operating income (loss). The following table summarizes our consolidated operating income (loss) for the quarters ended June 30, 2002 and 2001, respectively:

                                                                                           Increase
                                                                 Three Months Ended     (decrease) in
                                                                      June 30,            operating
                                                           --------------------------
       Consolidated operating income (loss)                   2002           2001           income
       ----------------------------------------------      ----------     -----------    -----------
                                                                         (in millions)
       Total regions                                        $    8.5        $    8.8       $   (0.3)
       Corporate                                                (7.6)           (7.9)           0.3
                                                            --------        --------       --------
       Operating income before special charges                   1.0             0.9            0.1
       Special charges                                             -            (8.2)           8.2
                                                            --------        --------       --------
       Consolidated operating income (loss)                 $    1.0        $   (7.3)      $    8.3
                                                            =========       ========       ========

       Note: Tables may not equal the sum of individual line items due to rounding

       Consolidated operating income was $1.0 million for the three months ended June 30, 2002, an increase of $8.3 million from an operating loss of $7.3 million for the three months ended June 30, 2001. The increase was driven primarily by the fact that no special charges were recorded during the second quarter of 2002. On a regional basis, improvement in the North America operating income was offset by declines in Latin America, Europe and Asia Pacific.

       In North America, operating income increased $2.6 million, or 37.9%, to $9.6 million for the three months ended June 30, 2002 from $7.0 million for the three months ended June 30, 2001. The decline of $20.5 million in North America's net revenue was offset by lower levels of fixed salaries and employee benefits expense due to the workforce reductions which have occurred since June 2001, and to lower general and administrative expenses, primarily lower bad debt expense and discretionary spending.

       In Latin America, the operating loss increased $0.8 million to $1.2 million for the three months ended June 30, 2002, compared to an operating loss of $0.4 million for the three months ended June 30, 2001. The increased loss was due primarily to the costs associated with converting certain wholly-owned subsidiaries into licensees.

       In Europe, the operating loss was $0.3 million for the three months ended June 30, 2002, a decrease of $1.6 million compared to operating income of $1.3 million for the three months ended June 30, 2001. The decline of $6.6 million in Europe's net revenue was partially offset by lower salaries and employee benefits expense. Cost savings in most general and administrative expense categories were offset by an increase in bad debt expense.

       In Asia Pacific, operating income declined $0.5 million, or 52.5%, to $0.4 million for the three months ended June 30, 2002 compared to operating income of $0.9 million for the three months ended June 30, 2001. The decline of $1.6 million in Asia Pacific's net revenue was offset by lower salaries and employee benefits expense.

       Corporate expense declined $0.3 million to $7.6 million for the three months ended June 30, 2002 from $7.9 million for the three months ended June 30, 2001. Lower discretionary spending, reduced costs associated with corporate staffing, and the elimination of goodwill amortization were partially offset by an increase in systems-related spending.

       Net non-operating income (expense). Our net non-operating expense for the three months ended June 30, 2002 was $6.2 million compared to net non-operating income of $0.3 million for the three months ended June 30, 2001. The following table presents the components of our net non-operating income (expense) for the three months ended June 30, 2002 and 2001, respectively:

                                                                                            Increase
                                                                                           (decrease)
                                                                    Three Months Ended       in net
                                                                         June 30,         non-operating
                                                                   --------------------
       Consolidated net non-operating income (expense)               2002        2001        income
       ------------------------------------------------            --------    --------     ---------
                                                                             in millions)
       Interest income                                              $  0.4      $  1.4       $ (1.0)
       Interest expense                                                  -           -            -
       Realized gains on investments                                     -         0.4         (0.4)
       Net unrealized losses on derivative instruments                (1.4)       (1.2)        (0.2)
       Write-down of long-term investment                             (5.0)          -         (5.0)
       Other, net                                                     (0.1)       (0.3)         0.2
                                                                    ------      ------       ------
       Consolidated net non-operating income (expense)              $ (6.2)     $  0.3       $ (6.5)
                                                                    ======      ======       ======

       ----------

       Note: Tables may not equal the sum of individual line items due to rounding.


       Interest income declined by $1.0 million, reflecting lower cash balances available for investment and lower yields on invested balances.

       Realized gains on investments result from sales of equity obtained as part of our warrant program. During the three months ended June 30, 2002, we recognized $47,000 of realized gains, net of consultants' bonuses and administrative and other costs. During the three months ended June 30, 2001, realized gains of $0.4 million were recognized.

       Unrealized gains and losses on derivative instruments result from the valuation of a portion of our warrant portfolio in accordance with SFAS No. 133, (See Note 3 in the Notes to Consolidated Financial Statements). During the three months ended June 30, 2002, we recognized unrealized losses of $1.4 million, net of consultants' bonuses and administrative and other costs, due primarily to lower valuations of technology sector holdings in the warrant portfolio. During the comparable period in 2001, we recognized unrealized losses of $1.2 million, net of consultants' bonuses and administrative and other costs.

       The write-down of the long-term investment in the second quarter of 2002 results from the write-down of the remainder of our investment in ETF Group. ETF Group is a Europe-based venture capital firm that helps emerging companies expand into international markets. In the fourth quarter of 2001 we wrote down half of our $10.0 million investment in ETF Group, because the portfolio of companies had been adversely affected by the downturn in the valuation of technology start-ups. Due to the continuing decline in the valuation of start-up technology companies, we wrote down the remainder of our investment in ETF Group, incurring a non-cash charge of $5.0 million in the second quarter of 2002.

       Income taxes. For the three months ended June 30, 2002, the tax benefit reflected a rate of 35%, compared to a rate of 43% for the three months ended June 30, 2001. During the three months ended June 30, 2002, we had a pretax loss of $5.2 million compared to a pretax loss of $7.0 million for the three months ended June 30, 2001. The effective tax rate decreased as a result of certain tax losses incurred in foreign jurisdictions that have not been benefited due to uncertainty of recovery.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

       Revenue before reimbursements (net revenue). Consolidated net revenue decreased $77.2 million, or 29.4%, to $185.2 million for the six months ended June 30, 2002 compared to $262.4 million for the six months ended June 30, 2001. The decline was due to decreased demand for our executive search services across most industries and disciplines, especially the Technology, Financial Services, and Industrial practice groups. The number of confirmed executive searches in the six months ended June 30, 2002 decreased 23% from the six months ended June 30, 2001. We believe this decrease reflects the impact of the continuing global economic slow down.

       Net revenue in North America was $102.1 million in the six months ended June 30, 2002, a decrease of $45.9 million, or 31.0%, from $148.0 million in the six months ended June 30, 2001. Almost all of the practices produced lower net revenue in the first six months of 2002 compared to the prior year. In Latin America, net revenue decreased $2.4 million, or 30.5%, to $5.5 million in the six months ended June 30, 2002 from $7.9 million in the six months ended June 30, 2001, as the region felt the effects of a weakening U.S. economy. Most of the practices reported declines, although the Industrial practice reported an increase. Net revenue in Europe decreased $25.0 million, or 27.4%, to $66.3 million for the six months ended June 30, 2002 from $91.3 million in the six months ended June 30, 2001, reflecting decreases across all industry practice groups. The impact of exchange rate fluctuations on Europe's net revenue was minimal. In Asia Pacific, net revenue was $11.4 million for the six months ended June 30, 2002, a decrease of $3.9 million, or 25.8%, from $15.3 million in the six months ended June 30, 2001. Excluding the impact of exchange rate fluctuations, net revenue decreased 25% from the comparable period in 2001.

       Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $34.4 million, or 20.6%, to $133.2 million for the six months ended June 30, 2002 from $167.6 million for the six months ended June 30, 2001. The decrease in dollar terms was primarily attributable to lower fixed costs as a result of the elimination of more than 780 positions from our workforce since June 2001. As a percentage of net revenue, salaries and employee benefits expense increased to 71.9% for the six months ended June 30, 2002 from 63.9% for the comparable period of 2001. This increase as a percentage of net revenue was primarily due to a higher percentage of net revenue being accrued for performance based compensation for executive search consultants, management and support staff and the impact of lower net revenue against our fixed salaries and employee benefits expense.

       During 2001, a downward adjustment to the anticipated target payouts to executive search consultants, management and support staff, and the impact of higher bad debt-related expenses were factors in the lower accrual amounts, which resulted in a reduction of salaries and employee benefits expense as a percentage of net revenue. Under our variable compensation structure, consultants do not earn compensation on fees not collected and we recorded $10.3 million in bad debt related expenses in the first quarter of 2001. In addition, the reduction was due to the recoupment of previously recorded performance-related bonus accruals that were not earned due to individuals not meeting required performance goals in 2000.

       General and administrative expenses. Consolidated general and administrative expenses decreased $30.0 million, or 34.9%, to $56.1 million for the six months ended June 30, 2002 from $86.1 million for the six months ended June 30, 2001. This decrease was due to lower bad debt expense, lower discretionary spending, and cost savings from the consolidation and closing of offices. As a percentage of net revenue, general and administrative expenses decreased to 30.3% in the six months ended June 30, 2002 from 32.8% in the six months ended June 30, 2001, primarily because of better alignment of the fixed component of our cost structure with substantially lower net revenue.

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we did not record goodwill amortization for the six months ended June 30, 2002. For the six months ended June 30, 2001, general and administrative expenses included $1.1 million of goodwill amortization.

       Special charges. In June 2001 and October 2001, we announced cost reduction initiatives to better align costs with the expected net revenue levels. Through December 31, 2001, we recorded $53.2 million of special charges related to reductions in headcount and the consolidation and closing of offices. During the 2002 first quarter, we recorded an additional $23.2 million of special charges related to these announced initiatives.

       During the second quarter of 2001, we announced a reduction of our workforce. As a result of this workforce reduction, we incurred special charges of $8.2 million in the second quarter of 2001, for severance and other related costs. As of June 30, 2001, we notified 285 employees that they would be part of the reduction in workforce. This workforce reduction affected all levels of employees. Most were in the core Executive Search business, including 63 consultants. The remaining employees were support staff in Executive Search; in LeadersOnline; and in the corporate departments. Nearly two-thirds of the reduction was in North America, 20% in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practice groups.

       During the fourth quarter of 2001, we announced additional reductions in our workforce and the consolidation and closing of offices. In the first quarter of 2002, we incurred special charges of $23.2 million related to these announced initiatives. The plans which were completed during the 2002 first quarter affected 166 employees, including 51 executive search and management search consultants. The remaining employees were search and corporate support staff. Over two-thirds of the reduction was in North America, 20% were in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practice groups. The 2002 first quarter special charges include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. Approximately $15.2 million of the $23.2 million of special charges incurred in the 2002 first quarter represents cash charges.

       Operating income (loss). The following table summarizes our consolidated operating income (loss) for the six months ended June 30, 2002 and 2001, respectively:

                                                                                     Increase
                                                             Six Months Ended      (decrease) in
                                                                  June 30,           operating
                                                           ----------------------
       Consolidated operating income (loss)                  2002         2001        income
       ---------------------------------------------       ---------    ---------  -------------
                                                                      (in millions)
       Total regions                                        $  10.9      $  24.3      $ (13.4)
       Corporate                                              (14.9)       (15.6)         0.7
                                                            -------      -------      -------
       Operating income (loss) before special charges          (4.0)         8.7        (12.7)
       Special charges                                        (23.2)        (8.2)       (15.0)
                                                            -------      -------      -------
       Consolidated operating income (loss)                 $ (27.2)     $   0.6      $ (27.8)
                                                            =======      =======      =======

       Note: Tables may not equal the sum of individual line items due to rounding

       Our consolidated operating loss was $27.2 million for the six months ended June 30, 2002, a decrease of $27.8 million from $0.6 million of consolidated operating income for the six months ended June 30, 2001. The decline in operating income was primarily due to the special charges recognized in the first quarter of 2002. Excluding the special charges, operating income declined $12.7 million to an operating loss of $4.0 million for the six months ended June 30, 2002 from operating income of $8.7 million for the six months ended June 30, 2001. The decline in operating income was driven primarily by the $77.2 million decline in net revenue, partially offset by reductions in salaries and employee benefits expense and general and administrative expenses resulting from reductions in our workforce, office consolidations, and reduced spending on discretionary items.

       In North America, operating income for the six months ended June 30, 2002 was $12.6 million, approximately equal to the operating income in the comparable period of 2001. The decline of $45.9 million in North America's net revenue was offset by lower levels of fixed salaries and employee benefits expense, as well as lower discretionary spending, bad debt expense, and office-related expenses. The cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices which have occurred since June 2001.

       In Latin America, the operating loss increased $1.0 million, to $1.6 million for the six months ended June 30, 2002, compared to an operating loss of $0.6 million for the six months ended June 30, 2001. The increase in the operating loss was attributable to a decline of $2.4 million in Latin America's net revenue and costs related to converting certain wholly-subsidiaries into licensees during the second quarter of 2002.

       In Europe, the operating loss was $1.3 million for the six months ended June 30, 2002, compared to operating income of $10.7 million for the six months ended June 30, 2001. The decline of $12.0 million was attributable to a $25.0 million decline in Europe's net revenue, partially offset by lower salaries and employee benefits expense reflecting the workforce reductions which have occurred since June 2001. Cost savings in most general and administrative expense categories were offset by an increase in bad debt expense. In the six months ended June 30, 2001, Europe's operating income had benefited from a reduction in its allowance for doubtful accounts.

       In Asia Pacific, our operating income for the six months ended June 30, 2002 was $1.1 million compared to operating income of $1.6 million for the six months ended June 30, 2001. The decline of $4.0 million in Asia Pacific's net revenue was partially offset by lower salaries and employee benefits expense.

       Corporate expense declined $0.7 million, to $14.9 million for the six months ended June 30, 2002 from $15.6 million for the six months ended June 30, 2001 as lower discretionary spending, reduced costs associated with corporate staffing, and the elimination of goodwill amortization were partially offset by an increase in systems-related spending.

       Net non-operating income (expense). Consolidated net non-operating expense for the six months ended June 30, 2002 was $5.3 million compared to net non-operating income of $1.0 million for the six months ended June 30, 2001. The following table presents the components of our net non-operating income (expense) for the six months ended June 30, 2002 and 2001, respectively:

                                                                                                  Increase
                                                                                                 (decrease)
                                                                        Six Months Ended           in net
                                                                            June 30,            non-operating
                                                                   --------------------------
       Consolidated net non-operating income (expense)                 2002          2001          income
       --------------------------------------------------          ------------  ------------   -------------
                                                                                 (in millions)
       Interest income                                              $     0.9     $     3.5      $    (2.6)
       Interest expense                                                  (0.1)         (0.1)             -
       Realized gains on investments                                        -           0.6           (0.6)
       Net unrealized losses on derivative instruments                   (1.3)         (2.7)           1.4
       Write-down of long-term investment                                (5.0)            -           (5.0)
       Other, net                                                         0.1          (0.4)           0.5
                                                                   ----------     ---------      ---------
       Consolidated net non-operating income (expense)             $     (5.3)    $     1.0      $    (6.3)
                                                                   ==========     =========      =========

       Note: Tables may not equal the sum of individual line items due to rounding

       The decline in net non-operating income is attributable to lower interest income due to lower cash balances available for investment and lower returns on the invested cash, fewer realized gains on sales of warrants, and the write-down of the remainder of our investment in ETF Group. The decline was partially offset by lower net unrealized losses on derivative instruments, net of consultants' bonuses and administrative and other costs, from a portion of our warrant portfolio. (See Note 3 in the Notes to Consolidated Financial Statements).

       Cumulative effect of change in accounting principle. On January 1, 2001 we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. As a result, we recorded as the cumulative effect of a change in accounting principle, a transition adjustment to income of $4.5 million, net of consultants' bonuses, administrative and other costs, and taxes. (See Note 4 in the Notes to Consolidated Financial Statements).

       Income taxes. For the six months ended June 30, 2002 the tax benefit reflected a rate of 35%. For the six months ended June 30, 2001, the effective tax rate was 43%. During the six months ended June 30, 2002, we had a pretax loss of $32.5 million compared to income before taxes and the cumulative effect of the accounting change of $1.5 million for the six months ended June 30, 2001. The effective tax rate decreased as a result of certain tax losses incurred in foreign jurisdictions that have not been benefited due to uncertainty of recovery.

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

       We believe that the funds expected to be generated from operations and funds available under our line of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our special charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

       We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts, or transactions with related parties except as related to our investment in Silicon

Valley Internet Capital (See Note 9 in the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002).

       Some deferred compensation arrangements with certain employees are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At June 30, 2002, we had $4.6 million of deferred compensation structured as forgivable loans. The terms of deferred compensation arrangements structured as forgivable loans and granted to executive officers, are included in these employees' employment agreements as filed with the Securities and Exchange Commission.

       Line of credit. In December 2001 we replaced our $40.0 million revolving credit facility which expired on December 31, 2001, with a new $50.0 million revolving credit facility. The new facility will expire on December 28, 2004. There were no borrowings outstanding under either line of credit at June 30, 2002 or December 31, 2001.

       Under the new facility we may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under this facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by certain tests of our financial condition. The new facility has certain financial covenants we must meet relating to consolidated EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization and designated special charges); fixed charge coverage (defined as the ratio of EBITDA to interest expense and capital expenditures); leverage (defined as the ratio of total indebtedness to EBITDA); tangible net worth; working capital; and capital expenditures. In addition, the new facility limits our ability to pay dividends, make acquisitions and incur additional debt. At June 30, 2002 and December 31, 2001 we were in compliance with these financial covenants, and no event of default existed.

       Cash and cash equivalents. Cash and cash equivalents at June 30, 2002 and 2001 were $85.0 million and $133.4 million, respectively. The amount of cash and cash equivalents at December 31, 2001 was $108.7 million.

       Cash used in operating activities. For the six months ended June 30, 2002, cash used in operating activities was $20.1 million, reflecting the payment of bonuses in March 2002, payments related to our special charges and our net loss, partially offset by the refund of approximately $20 million of estimated income taxes paid during 2001 and refunds of income taxes paid in prior years arising from net operating losses carried back to prior years.

       For the six months ended June 30, 2001, cash used in operating activities was $27.9 million, due primarily to the payment of the remaining 2000 bonuses in March 2001.

       Cash used in investing activities. Cash used in investing activities was $3.3 million for the six months ended June 30, 2002 and $9.1 million for the six months ended June 30, 2001. This decrease between the periods was primarily due to a lower level of investments in office furniture and fixtures, leasehold improvements, and computer equipment. Capital expenditures were $3.2 million and $11.4 million for the six months ended June 30, 2002 and 2001, respectively.

       During the first half of 2001, we acquired an executive search firm in Turkey for $0.8 million.

       During the six months ended June 30, 2002 and 2001, the amount of cash received from the sale of equity securities received as part of our warrant program was $0.1 million and $0.6 million, respectively, net of consultants' bonuses and administrative and other costs.

       Cash used in financing activities. Cash used in financing activities for the six months ended June 30, 2002 was $0.5 million, resulting primarily from payments on debt related to acquisitions. Cash used in financing activities was $7.7 million for the six months ended June 30, 2001, resulting primarily from purchases of treasury stock.

       On March 16, 2001, we announced that our Board of Directors had authorized management to repurchase up to two million shares of our common stock over the next two years. During the six months ended June 30, 2002 we repurchased 4,032 shares of common stock. During the six months ended June 30, 2001, we repurchased 477,500 shares of common stock, for which some of the cash settlement occurred in July 2001. As of June 30, 2002, approximately 560,000 shares may be repurchased under this authorization.

Significant Accounting Policies

     The preparation of our consolidated financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The more significant areas requiring management estimates include revenue recognition, accruals for compensation and employee benefits expense, allowance for doubtful accounts, allowance for deferred tax assets and investment valuations. See Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

Recently Issued Financial Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, these assets are subject to, at a minimum, an annual assessment for impairment by applying a fair-value based test. Intangible assets that have finite useful lives continue to be amortized over their useful lives. On January 1, 2002, we adopted SFAS No. 142. No impairment charge was recorded upon adoption of SFAS No. 142.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or for continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines. We adopted SFAS No. 144 on January 1, 2002. We do not anticipate that adoption of SFAS No. 144 will have a material impact on our financial condition or results of operations.

     In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" (EITF No. 01-14). EITF No. 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue. Historically, we classified reimbursements of out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance in 2002. The change in presentation has no impact on our operating income (loss).

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This Statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies will also be required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. We do not anticipate that adoption of SFAS No. 146 will have a material impact on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Derivative Instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its subsequent amendments. Upon adoption of SFAS No. 133 on January 1, 2001, subsequent changes in the fair value of the derivatives are recorded in earnings. Each quarter's earnings are affected by the fluctuations in the fair value of these derivative instruments. We had no other derivative instruments at June 30, 2002.

     Currency Market Risk. With our operations primarily in North America, Latin America, Europe, and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. For financial information by geographic region, see Note 7 in the Notes to Consolidated Financial Statements. Historically, we have not experienced significant gains or losses on transactions involving U.S. dollars and other currencies. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the effect of translating the foreign currency financial statements into U.S. dollars.

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

Item 4.  Submission of Matters to a Vote of Securities

     At our Annual Meeting of Stockholders held on June 6, 2002 in Chicago, Illinois, our stockholders voted on the following matters:

1. The election of three directors, Messrs. Robert E. Knowling, Jr., Philip A. Laskawy and Gerard R. Roche, to serve for a term of three years or until their successors have been elected and qualified. The nominees to the Board of Directors were elected.

                                  Number of      Number of Votes
                                  ---------      ---------------
       Name of Nominee            Votes For      Withheld
       ---------------            ---------      --------

       Robert E. Knowling, Jr.    14,294,679      531,947

       Philip A. Laskawy          14,482,982      343,644

       Gerard R. Roche            14,453,956      372,670


2. Adoption of a proposal to amend and restate the 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II. The amendment and restatement were approved.

       Number of Votes For                      11,248,271
       Number of Votes Against                   3,565,035
       Number of  Votes Withheld                         0
       Number of Broker Non-Votes                        0
       Number of Abstentions                        13,320

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       Exhibit
       No.       Description
       -------   -----------
       3.01      Form of Amended and Restated Certificate of Incorporation of
                 the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's Registration Statement on Form S-4 (File
                 No. 333-61023))

       3.02 Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

       10.16 Employment Agreement dated January 1, 2002 between Heidrick & Struggles International, Inc. and Piers Marmion

       10.17 Employment Agreement dated January 1, 2002 between Heidrick & Struggles, Inc. and Knox J. Millar

       99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     On April 17, 2002, we filed a report under Item 4 on Form 8-K concerning a change in the Registrant's Certifying Accountant from Arthur Andersen LLP to KPMG LLP.

SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2002.

                           Heidrick & Struggles International, Inc.
                               (Registrant)

                           By: /s/  Kevin J. Smith
                           ---------------------------------
                              Kevin J. Smith
                              Chief Financial Officer