Form 10-Q
period 2002-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2002-11-14
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002 or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-25837

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2681268
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

233 South Wacker Drive-Suite 4200
Chicago, Illinois
60606-6303

(Address of Principal Executive Offices)

(312) 496-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Company’s common stock as of November 7, 2002 was 18,153,578.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$109,670	$108,732
Accounts receivable, net of allowance for doubtful accounts	57,134	54,241
Other receivables	3,749	5,870
Prepaid expenses	11,811	11,445
Income taxes recoverable	—	22,958
Deferred income taxes, net	35,578	36,605

Total current assets	217,942	239,851

Non-current assets:
Property and equipment, net	41,585	54,364
Assets designated for pension plans	19,497	16,624
Investments	2,782	14,836
Other non-current assets	9,479	14,637
Deferred income taxes, net	24,287	7,089
Goodwill, net	51,769	51,110
Other intangibles, net	11,186	12,595

Total non-current assets	160,585	171,255

Total assets	$378,527	$411,106

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
Current liabilities:
Current maturities of long-term debt	$1,652	$2,480
Accounts payable	8,082	13,391
Accrued expenses:
Salaries and employee benefits	80,649	96,991
Other	20,793	18,955
Current portion of accrued special charges	10,529	15,248
Income taxes payable	1,202	—

Total current liabilities	122,907	147,065

Non-current liabilities:
Long-term debt, less current maturities	693	1,959
Retirement and pension plans	23,226	19,092
Non-current portion of accrued special charges	14,147	13,282
Other non-current liabilities	341	117

Total non-current liabilities	38,407	34,450

Total liabilities	161,314	181,515

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2002 and December 31, 2001.	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,133,622 and 18,040,779 shares were issued and outstanding at September 30, 2002 and December 31, 2001, respectively.	196	195
Treasury stock at cost, 1,439,532 and 1,435,500 shares at September 30, 2002 and December 31, 2001, respectively.	(27,540)	(27,459)
Additional paid-in capital	260,758	258,699
Retained earnings (accumulated deficit)	(6,273)	13,935
Cumulative foreign currency translation adjustment	(2,498)	(5,881)
Unrealized gain on available-for-sale investments, net of tax	49	9
Deferred compensation	(7,479)	(9,907)

Total stockholders’ equity	217,213	229,591

Total liabilities and stockholders’ equity	$378,527	$411,106

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Revenue before reimbursements (net revenue)	$87,356	$104,618	$272,555	$367,057
Reimbursements	6,507	6,779	19,824	21,043

Total revenue	93,863	111,397	292,379	388,100

Operating expenses:
Salaries and employee benefits	56,244	77,465	189,414	245,105
General and administrative expenses	27,558	32,873	83,618	118,942
Reimbursed expenses	6,507	6,779	19,824	21,043
Special charges	—	2,272	23,169	10,435

Total operating expenses	90,309	119,389	316,025	395,525

Operating income (loss)	3,554	(7,992)	(23,646)	(7,425)

Non-operating income (expense):
Interest income	479	1,124	1,390	4,604
Interest expense	(71)	(34)	(159)	(113)
Net realized and unrealized gains (losses) on equity and warrant portfolio	(801)	(2,626)	(2,043)	(4,647)
Write-down of long-term investment	—	(9,760)	(5,000)	(9,760)
Other, net	(576)	(14)	(469)	(440)

Net non-operating income (expense)	(969)	(11,310)	(6,281)	(10,356)

Income (loss) before income taxes and cumulative effect of accounting change	2,585	(19,302)	(29,927)	(17,781)
Provision for (benefit from) income taxes	1,661	(6,295)	(9,719)	(5,641)

Net income (loss) before cumulative effect of accounting change	924	(13,007)	(20,208)	(12,140)
Cumulative effect of accounting change, net of tax	—	—	—	4,494

Net income (loss)	$924	$(13,007)	$(20,208)	$(7,646)

Basic earnings (loss) per common share:
Net income (loss) before cumulative effect of accounting change	$0.05	$(0.69)	$(1.12)	$(0.64)
Cumulative effect of accounting change	—	—	—	0.24

Total basic earnings (loss) per common share	$0.05	$(0.69)	$(1.12)	$(0.40)

Diluted earnings (loss) per common share:
Net income (loss) before cumulative effect of accounting change	$0.05	$(0.69)	$(1.12)	$(0.64)
Cumulative effect of accounting change	—	—	—	0.24

Total diluted earnings (loss) per common share	$0.05	$(0.69)	$(1.12)	$(0.40)

Weighted average common shares outstanding:
Basic	18,129	18,735	18,093	19,115

Diluted	19,008	18,735	18,093	19,115

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Deferred Compen- sation	Total
	Shares Outstanding	Amount
Balance as of December 31, 2001	18,041	$195	$(27,459)	$258,699	$13,935	$(5,872)	$(9,907)	$229,591
Net loss		—	—	—	(20,208)	—	—	(20,208)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, (pretax $59)		—	—	—	—	40	—	40
Foreign currency translation adjustment		—	—	—	—	3,383	—	3,383

Total comprehensive income (loss)		—	—	—	(20,208)	3,423	—	(16,785)

Treasury and common stock transactions:
Issuance of common stock	52	1	—	573	—	—	—	574
Exercise of stock options	45	—	—	626	—	—	—	626
Purchases of treasury stock	(4)	—	(81)	—	—	—	—	(81)
Compensation related to performance share plan		—	—	1,538	—	—	—	1,538
Issuance of restricted stock units		—	—	1,990	—	—	(1,990)	—
Forfeitures of restricted stock units		—	—	(2,668)	—	—	760	(1,908)
Amortization of deferred compensation	—	—	—	—	—	—	3,658	3,658

Balance as of September 30, 2002	18,134	$196	$(27,540)	$260,758	$(6,273)	$(2,449)	$(7,479)	$217,213

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(20,208)	$(7,646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,428	16,072
Net realized and unrealized (gains) losses on equity and warrant portfolio	2,043	4,647
Deferred income taxes	(15,193)	(1,882)
Cumulative effect of accounting change, net of tax	—	(4,494)
Write-down of long-term investment	5,000	9,760
Stock-based compensation expense, net	3,288	2,425
Special charges	23,169	10,435
Changes in assets and liabilities:
Trade and other receivables	631	21,549
Accounts payable	(5,735)	(673)
Accrued expenses	(10,295)	(29,128)
Accrued special charges	(19,055)	(4,674)
Income taxes recoverable/payable, net	24,022	(27,170)
Other, net	7,508	(6,166)

Net cash provided by (used in) operating activities	6,603	(16,945)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,400)
Purchases of property and equipment	(3,688)	(17,720)
Proceeds from sales of equity securities, net	1,088	867
Other, net	(462)	3,382

Net cash provided by (used in) investing activities	(3,062)	(15,871)

Cash flows from financing activities:
Proceeds from stock options exercised	626	431
Purchases of treasury stock	(81)	(21,799)
Payments of long-term debt	(2,313)	(736)

Net cash provided by (used in) financing activities	(1,768)	(22,104)

Effect of foreign currency exchange rates on cash and cash equivalents	(835)	(3,707)

Net increase (decrease) in cash and cash equivalents	938	(58,627)
Cash and cash equivalents:
Beginning of period	108,732	184,836

End of period	$109,670	$126,209

The accompanying notes are an integral part of these consolidated financial statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(all tables in thousands, except per share figures)
(unaudited)

1.    Interim Financial Data

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. Certain prior year amounts have been reclassified to conform to the 2002 classifications. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

2.    Recently Issued Financial Accounting Standards

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or for continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF No. 01-14). EITF No. 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue. The Company adopted this guidance in 2002. Historically, the Company classified reimbursements of out-of-pocket expenses as a reduction of operating expenses. The change in presentation has no impact on the Company’s financial condition or results of operations. Prior period information was revised to reflect the change in presentation.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This Statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies will also be required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material impact on its financial condition or results of operations.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.    Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The Company receives warrants for equity securities in its client companies, in addition to its cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. The warrants are recorded at fair value, net of consultants’ bonuses. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations are affected by the fluctuations in the fair value of these derivative instruments. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrant are monetized, resulting in a realized gain, net of consultants’ bonuses and administrative and other costs.

The realized and unrealized gains (losses), net of consultants’ bonuses and administrative and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Realized gains (losses) on investments	$950	$219	$997	$867
Unrealized gains (losses) on derivative instruments	(1,751)	(2,845)	(3,040)	(5,514)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$(801)	$(2,626)	$(2,043)	$(4,647)

4.	Cumulative Effect of Change in Accounting Principle

As a result of the adoption of SFAS No. 133 on January 1, 2001, the Company recorded, as the cumulative effect of an accounting change, a transition adjustment to income of $4.5 million, net of consultants’ bonuses, administrative and other costs, and taxes (See Note 3).

5.	Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rule, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, these assets are subject to, at a minimum, an annual assessment for impairment by applying a fair-value based test. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company adopted SFAS No. 142 on January 1, 2002. A fair-value-based test was performed and indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded. As of January 1, 2002, the Company no longer amortizes goodwill. Intangible assets other than goodwill continue to be amortized over their estimated useful lives and have been segregated on a separate line in the Consolidated Balance Sheets. Operating results excluding goodwill amortization are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income (loss)	$924	$(13,007)	$(20,208)	$(7,646)
Add back: Goodwill amortization	—	501	—	1,245

Adjusted net income (loss)	$924	$(12,506)	$(20,208)	$(6,401)

Basic earnings (loss) per common share:
Reported net income (loss)	$0.05	$(0.69)	$(1.12)	$(0.40)
Goodwill amortization	—	0.02	—	0.07

Adjusted net income (loss)	$0.05	$(0.67)	$(1.12)	$(0.33)

Diluted earnings (loss) per common share:
Reported net income (loss)	$0.05	$(0.69)	$(1.12)	$(0.40)
Goodwill amortization	—	0.02	—	0.07

Adjusted net income (loss)	$0.05	$(0.67)	$(1.12)	$(0.33)

The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at September 30, 2002, the aggregate amortization expense for the nine months ended September 30, 2002 and estimated amortization expense for each of the next five years.

Amortizable Intangible Assets:	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$13,460	$(3,144)	$10,316
Other intangibles	2,444	(1,574)	870

Total	$15,904	$(4,718)	$11,186

Aggregate Amortization Expense:
For the nine months ended September 30, 2002			$1,525

Estimated Amortization Expense:
For the year ending December 31, 2003			$1,676
For the year ending December 31, 2004			1,497
For the year ending December 31, 2005			1,244
For the year ending December 31, 2006			1,008
For the year ending December 31, 2007			981

Heidrick & Struggles International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2001	$18,362	$31,645	$1,103	$51,110
Earnout payments	—	—	376	376
Exchange rate fluctuations/other	—	277	6	283

Balance at September 30, 2002	$18,362	$31,922	$1,485	$51,769

6.    Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted. For the three months ended September 30, 2001, there were approximately 0.9 million dilutive common shares that were not included in the computation of the loss per common share because the effect of their inclusion would be antidilutive. For the nine months ended September 30, 2002 and 2001, there were approximately 0.9 million and 1.1 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would be antidilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic earnings (loss) per common share:
Net income (loss)	$924	$(13,007)	$(20,208)	$(7,646)

Weighted average common shares outstanding	18,129	18,735	18,093	19,115

Basic earnings (loss) per common share	$0.05	$(0.69)	$(1.12)	$(0.40)

Diluted earnings (loss) per common share:
Net income (loss)	$924	$(13,007)	$(20,208)	$(7,646)

Weighted average common shares outstanding	18,129	18,735	18,093	19,115
Dilutive common shares	879	—	—	—

Weighted average diluted common shares outstanding	19,008	18,735	18,093	19,115

Diluted earnings (loss) per common share	$0.05	$(0.69)	$(1.12)	$(0.40)

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

As of January 1, 2002 the Company completed the integration of LeadersOnline, the Company’s mid-level management recruiting service, into the Executive Search business. As a result, the Company no longer reports LeadersOnline as a separate segment. As LeadersOnline was North America based, the net revenue and operating income (loss) have been included as part of the North America region.

In conjunction with the adoption of SFAS No. 142 on January 1, 2002, all goodwill and intangible assets have been assigned to the appropriate reporting unit. Goodwill previously included as part of the corporate identifiable assets has been assigned to the Europe region.

Prior period segment disclosures were revised to reflect these changes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
North America	$47,426	$60,234	$149,487	$208,198
Latin America	3,199	3,651	8,670	11,520
Europe	31,182	33,939	97,477	125,227
Asia Pacific	5,549	6,794	16,921	22,112

Revenue before reimbursements (net revenue)	87,356	104,618	272,555	367,057
Reimbursements	6,507	6,779	19,824	21,043

Total	$93,863	$111,397	$292,379	$388,100

Operating Income (Loss):
North America	$10,274	$5,089	$22,883	$17,658
Latin America	(1,071)	(702)	(2,648)	(1,297)
Europe	1,028	(2,308)	(229)	8,424
Asia Pacific	431	675	1,522	2,318

Total regions	10,662	2,754	21,528	27,103
Corporate	(7,108)	(8,474)	(22,005)	(24,093)

Operating income (loss) before special charges	3,554	(5,720)	(477)	3,010
Special charges	—	(2,272)	(23,169)	(10,435)

Total	$3,554	$(7,992)	$(23,646)	$(7,425)

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	September 30, 2002	December 31, 2001
Identifiable Assets:
North America	$77,815	$90,202
Latin America	5,922	8,506
Europe	156,318	159,995
Asia Pacific	22,960	21,346

Total regions	263,015	280,049
Corporate	115,512	131,057

Total	$378,527	$411,106

8.    Special Charges

In June 2001 and October 2001, the Company announced cost reduction initiatives to better align costs with expected revenue levels. Through December 31, 2001, the Company recorded $53.2 million of special charges related to reductions in its workforce and the consolidation and closing of offices. During the 2002 first quarter, the Company recorded an additional $23.2 million of special charges related to these announced initiatives. No special charges were recorded during the 2002 second or third quarters; all initiatives related to announcements made in June and October 2001 were completed by the end of the first quarter of 2002.

In June 2001, the Company announced a reduction of its workforce and as a result recorded special charges of $8.2 million and $2.3 million during the 2001 second and third quarters, respectively, for severance and other related costs. As of September 30, 2001, the Company notified 300 employees that they would be part of the reduction in workforce, most of whom were in the core Executive Search business, including 69 consultants. The remaining employees were support staff in Executive Search, in Management Search (formerly known as LeadersOnline), and in the corporate departments. Nearly two-thirds of the reduction was in North America, 24% in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practices.

In October 2001, the Company announced additional reductions in its workforce, the consolidation and closing of offices, and the settlement of the former CEO’s contract upon his retirement. These initiatives, which were completed during the 2002 first quarter, affected 486 employees, including 118 executive search and management search consultants. The remaining employees were search and corporate support staff. Approximately 55% of the reduction was in North America, 35% was in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practices. As a result of these actions, the Company recorded $42.8 million of special charges in the 2001 fourth quarter. These charges include severance and other employee-related costs of $15.0 million, of which $7.8 million relates to the settlement of the former CEO’s contract upon his retirement, and $27.1 million of costs relating to the consolidation and closing of offices. The remainder of the charge, $0.7 million, is primarily for other cash expenses recorded as a result of the announced initiatives. By segment, the special charges recorded in the 2001 fourth quarter are as follows: North America $19.5 million, Europe $14.2 million, Asia Pacific $0.4 million, and Corporate $8.7 million. In addition, the Company recorded special charges of $23.2 million in the 2002 first quarter related to these announced initiatives. The 2002 first quarter special charges include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. By segment, the special charges recorded in the first quarter of 2002 are as follows: North America $13.3 million, Latin America $0.1 million, Europe $7.0 million, Asia Pacific $0.3 million and Corporate $2.5 million. Approximately $15.2 million of the $23.2 million of special charges recorded in the 2002 first quarter represents cash charges.

In the Consolidated Statements of Operations, the charges have been segregated on a separate line titled, “Special charges.” For segment reporting, the special charges have been segregated and therefore do not impact the quarter-to-quarter comparisons. The special charges for severance and office closings were recorded in accordance with the requirements of Emerging Issues Task Force Issue No. 94-3 and Staff Accounting Bulletin No. 100.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below outlines the special charges recorded in 2001 and for the nine months ended September 30, 2002, along with related cash payments and non-cash charges.

	Severance and Other Employee-Related Costs	Office Closings	Other Cash Charges	Total
Total special charges recorded in 2001	$23,740	$28,067	$1,423	$53,230
Cash payments	(18,759)	(877)	(1,156)	(20,792)
Non-cash items	—	(3,908)	—	(3,908)

Special charges unpaid as of December 31, 2001	4,981	23,282	267	28,530
Total special charges recorded in 2002	10,373	12,796	—	23,169
Cash payments	(9,215)	(9,573)	(267)	(19,055)
Non-cash items	(2,282)	(5,686)	—	(7,968)

Special charges unpaid as of September 30, 2002	$3,857	$20,819	$—	$24,676

9.    Business Combinations—Accounted for Using the Purchase Method

During the nine months ended September 30, 2001, the Company completed three acquisitions of executive search firms. The total purchase price for these acquisitions was approximately $7.8 million, which was paid in cash, shares of the Company’s common stock and notes payable. Results of operations of these businesses have been included in the consolidated financial statements from the dates of acquisition and are not material to the consolidated financial statements.

10.    Investments

During the second quarter of 2002, the Company wrote down its remaining investment in ETF Group, incurring a non-cash charge of $5.0 million. ETF Group is a Europe-based venture capital firm that helps emerging companies expand into international markets. In the fourth quarter of 2001, the Company wrote down half of its $10.0 million investment in ETF Group, because its portfolio of companies had been adversely affected by the downturn in the valuation of technology start-ups. Due to the continuing decline in the valuation of start-up technology companies, the Company wrote down the remainder of its investment in ETF Group in the second quarter of 2002.

During the three months ended September 30, 2001, the Company wrote down its investment in Silicon Valley Internet Capital (“SVIC”) due to the economy’s impact on the value of Internet infrastructure start-up companies. The write-down resulted in a non-cash charge of $9.8 million. At the time of the Company’s initial investment in SVIC, Mr. Robert W. Shaw was a member of the Company’s Board of Directors and had an ownership interest in SVIC.

11.    Income Taxes

For the three months ended September 30, 2002, the effective tax rate was 64.3% compared to a rate of 32.6% for the three months ended September 30, 2001. The tax provision in the three months ended September 30, 2002 includes approximately $0.8 million of additional provision for income taxes in certain Latin American subsidiaries. During the three months ended September 30, 2002, pretax income was $2.6 million compared to a pretax loss of $19.3 million for the three months ended September 30, 2001.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the nine months ended September 30, 2002 the tax benefit reflected a rate of 32.5%. The tax provision for the nine months ended September 30, 2002, includes approximately $0.8 million of additional provision for income taxes in certain Latin American subsidiaries. For the nine months ended September 30, 2001, the tax benefit reflected a rate of 31.7%. During the nine months ended September 30, 2002, the pre-tax loss was $29.9 million compared to a loss before taxes and the cumulative effect of the accounting change of $17.8 million for the nine months ended September 30, 2001.

12.    Subsequent Events

In October 2002, the Company announced further reductions in its workforce and additional office consolidations and closings. The workforce reduction is expected to affect approximately 200 positions, of which more than 50 will be search consultants. More than half of the total positions eliminated are anticipated to be in Europe. The Company also anticipates closing or downsizing up to 20 additional offices. The Company expects that it will incur special charges of $20 million to $25 million for severance, goodwill impairment, and other costs related to these actions. The Company anticipates the annual cost savings related to these initiatives will be in the range of $18 million to $20 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further deterioration of the economies in the United States, Europe, or elsewhere; social or political instability in overseas markets; price competition; an inability to achieve the planned cost savings from our cost reduction initiatives; an inability to sublease or assign unused office space; and delays in the development and/or implementation of new technology and systems. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Heidrick & Struggles International, Inc. is a premier provider of executive-level search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of their executive and mid-level management positions. In addition to search, we also provide other human capital management services, including management assessment, executive coaching and placement of interim executive management.

On February 26, 1999, Heidrick & Struggles, Inc., which operated primarily in North America, Latin America and Asia Pacific, merged with and into Heidrick & Struggles International, Inc. (“HSI”), which operated in Europe (the “Merger”). The resulting company was named Heidrick & Struggles International, Inc. In addition to the Merger, our results of operations reflect the operations of several entities acquired in 1999, 2000 and 2001, accounted for using the purchase method. The results of these acquired companies are included in the consolidated financial statements beginning with the dates of acquisition. These acquisitions did not have a material effect on the consolidated financial statements. In addition, in 1999, we merged with one entity and accounted for this merger using the pooling-of-interests method.

During 1999 and 2000, the executive search industry experienced a dramatic increase in demand for its services in virtually all markets based on increased competition for executive talent, the need for executives with diverse and global leadership skills, and the proliferation of Internet and e-commerce businesses. Our rate of growth in net revenue during this period exceeded both the industry trend and our historical average because of the need for management at start-up companies, the creation of new e-commerce positions at more established companies and the growth in the financial services industry. We responded to these trends by increasing the number of consultants and the number of offices from which we served our clients. In 2000, we added more than 100 consultants, including consultants experienced in executive search and employees from other disciplines who were new to the search profession.

The slowdown in the United States economy that began early in 2001, especially in the financial services and technology sectors, followed by a slowdown in other geographic markets, created an environment where the previous trends began to reverse. Commencing in June 2001, when we anticipated a reduction in revenue compared to 2000, we took steps to lower our cost base by reducing our workforce while retaining capacity to meet demand when the economy recovered. In October 2001, we announced further reductions in our workforce and consolidated or eliminated office space. The initiatives related to these announcements were completed during the 2002 first quarter.

In 2002, the worldwide economies, and the demand for executive search services, continued to weaken. Even after taking into account the workforce reductions and office consolidations and closings which occurred since June 2001, at the current and anticipated near-term revenue levels, we determined that we have excess search team capacity. In addition, the cost structure in Europe continues to be too high for its present revenue level. As a result, in October 2002, we announced further reductions in our workforce and additional office consolidations and closings. The workforce reduction is expected to affect approximately 200 positions, including more than 50 search consultants. More than half of the total positions eliminated are anticipated to be in Europe. We also anticipate closing or reducing up to 20 additional offices. We expect that we will incur special charges of $20 million to $25 million for severance, goodwill impairment, and other costs related to these actions and that the annual cost savings related to these initiatives will be in the range of $18 million to $20 million.

Results of Operations

We operate our Executive Search and complementary services in four geographic regions: North America which includes the United States (except Miami) and Canada; Latin America which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe, which includes the Middle East; and Asia Pacific.

As of January 1, 2002 we completed the integration of LeadersOnline (now called Management Search), our mid-level management recruiting service, into our Executive Search business. As a result, we no longer report LeadersOnline as a separate segment. As LeadersOnline was North America based, the net revenue and operating income (loss) have been included as part of the North America region.

We adopted Emerging Issues Task Force Issue No. 01-14 (EITF No. 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” in 2002, which requires that reimbursements of out-of-pocket expenses be reported on a gross basis as revenue and as operating expenses. Historically, the reimbursements of out-of-pocket expenses were classified as a reduction of operating expenses. The change in presentation has no impact on our consolidated operating income (loss). For segment purposes, the revenue from reimbursements is reported on a separate line, and therefore does not affect the analysis of revenue by geographic region. The presentation required by EITF No. 01-14 has no impact on the operating income (loss) of the geographic regions.

Prior period disclosures were revised to reflect the above changes.

The following table summarizes the results of our operations for the periods indicated, as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	7.4	6.5	7.3	5.7

Total revenue	107.4	106.5	107.3	105.7

Operating expenses:
Salaries and employee benefits	64.4	74.0	69.5	66.8
General and administrative expenses	31.5	31.4	30.7	32.4
Reimbursed expenses	7.4	6.5	7.3	5.7
Special charges	—	2.2	8.5	2.8

Total operating expenses	103.4	114.1	115.9	107.8

Operating income (loss)	4.1	(7.6)	(8.7)	(2.0)

Non-operating income (expense):
Interest income	0.5	1.1	0.5	1.3
Interest expense	(0.1)	—	(0.1)	—
Net realized and unrealized gains (losses) on equity and warrant portfolio	(0.9)	(2.5)	(0.7)	(1.3)
Write-down of long-term investment	—	(9.3)	(1.8)	(2.7)
Other, net	(0.7)	—	(0.2)	(0.1)

Net non-operating income (expense)	(1.1)	(10.8)	(2.3)	(2.8)

Income (loss) before income taxes and cumulative effect of accounting change	3.0	(18.4)	(11.0)	(4.8)
Provision for (benefit from) income taxes	1.9	(6.0)	(3.6)	(1.5)

Net income (loss) before cumulative effect of accounting change	1.1	(12.4)	(7.4)	(3.3)
Cumulative effect of accounting change, net of tax	—	—	—	1.2

Net income (loss)	1.1%	(12.4)%	(7.4)%	(2.1)%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
North America	$47,426	$60,234	$149,487	$208,198
Latin America	3,199	3,651	8,670	11,520
Europe	31,182	33,939	97,477	125,227
Asia Pacific	5,549	6,794	16,921	22,112

Revenue before reimbursements (net revenue)	87,356	104,618	272,555	367,057
Reimbursements	6,507	6,779	19,824	21,043

Total	$93,863	$111,397	$292,379	$388,100

Operating Income (Loss):
North America	$10,274	$5,089	$22,883	$17,658
Latin America	(1,071)	(702)	(2,648)	(1,297)
Europe	1,028	(2,308)	(229)	8,424
Asia Pacific	431	675	1,522	2,318

Total regions	10,662	2,754	21,528	27,103
Corporate	(7,108)	(8,474)	(22,005)	(24,093)

Operating income (loss) before special charges	3,554	(5,720)	(477)	3,010
Special charges	—	(2,272)	(23,169)	(10,435)

Total	$3,554	$(7,992)	$(23,646)	$(7,425)

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $17.2 million, or 16.5%, to $87.4 million for the three months ended September 30, 2002 from $104.6 million for the three months ended September 30, 2001. Excluding the effect of exchange rate fluctuations, net revenue declined 19%. The decline was due to decreased demand for our Executive Search services across most industries and disciplines, especially the Technology, Financial Services, and Industrial practices. The number of confirmed executive searches decreased 21% compared to the third quarter of 2001. We believe this decrease reflects the impact of the continuing global economic slowdown.

Net revenue in North America was $47.4 million for the three months ended September 30, 2002, a decrease of $12.8 million, or 21.3%, from $60.2 million in the third quarter of 2001. Almost all of the practices produced lower net revenue in the third quarter compared to last year. In Latin America, net revenue was $3.2 million for the three months ended September 30, 2002, a decrease of $0.5 million, or 12.4%, from $3.7 million in the third quarter of 2001, reflecting declines across most of the practices, except for the Consumer practice. Net revenue in Europe was $31.2 million for the three months ended September 30, 2002, a decrease of $2.7 million, or 8.1%, from $33.9 million in the third quarter of 2001. Excluding the impact of exchange rate fluctuations, net revenue decreased 17% from the comparable quarter in 2001. All practices experienced declines compared to the 2001 third quarter. In Asia Pacific, net revenue was $5.5 million for the three months ended September 30, 2002, a decrease of $1.3 million, or 18.3%, from $6.8 million in the third quarter of 2001. Excluding the impact of exchange rate fluctuations, net revenue decreased 21% compared to the same quarter in 2001. Most practices experienced a decrease in net revenue.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $21.3 million, or 27.4%, to $56.2 million for the three months ended September 30, 2002 from $77.5 million for the three months ended September 30, 2001. The decrease in dollar terms was primarily attributable to lower accruals for performance-based compensation, related in part to the lower net revenue and consultant departures, and lower fixed costs as a result of the elimination of more than 780 positions, or approximately one-third of our workforce, since June 2001. As a percentage of net revenue, salaries and employee benefits expense decreased to 64.4% in the third quarter of 2002 from 74.0% in the third quarter of 2001. The decrease as a percentage of net revenue was primarily due to a lower percentage of net revenue being accrued in the quarter for performance-based compensation for executive search consultants, management, and support staff, partially offset by the impact of lower net revenue against our fixed salaries and employee benefits expense.

General and administrative expenses. Consolidated general and administrative expenses decreased $5.3 million, or 16.2%, to $27.6 million for the three months ended September 30, 2002 from $32.9 million for the three months ended September 30, 2001 due primarily to lower bad debt expense, lower fixed costs as a result of office consolidations, and reduced spending on discretionary items such as marketing, internal meetings and non-client-related travel. As a percentage of net revenue, general and administrative expense was 31.5% in the third quarter of 2002 compared to 31.4% in the third quarter of 2001.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and those intangible assets that have indefinite useful lives are no longer amortized. We adopted SFAS No. 142 on January 1, 2002 and, as a result, we did not record goodwill amortization for the three months ended September 30, 2002. For the three months ended September 30, 2001, general and administrative expenses include $0.7 million of goodwill amortization.

Special charges. No special charges were recorded during the 2002 third quarter; all initiatives related to announcements made in June and October 2001 were completed by the end of the first quarter of 2002.

In June 2001, we announced a reduction of our workforce. The actions affected 300 people, or 13 percent of the firm’s global workforce. Of the reductions, 69 were consultants; the remainder was support staff in Executive and Management Search and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 24% were in Europe, and the rest were in Latin America and Asia Pacific. As part of this initiative, we recorded special charges of $8.2 million for the three months ended June 30, 2001 and $2.3 million in the three months ended September 30, 2001.

Operating income (loss). The following table summarizes our consolidated operating income (loss) for the quarters ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,		Increase (decrease) in operating income
Consolidated operating income (loss)	2002	2001
		(in millions)
Total regions	$10.7	$2.8	$7.9
Corporate	(7.1)	(8.5)	1.4

Operating income (loss) before special charges	3.6	(5.7)	9.3
Special charges	—	(2.3)	2.3

Consolidated operating income (loss)	$3.6	$(8.0)	$11.6

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Consolidated operating income was $3.6 million for the three months ended September 30, 2002, an increase of $11.6 million from an operating loss of $8.0 million for the three months ended September 30, 2001. The increase was partially due to the fact that no special charges were recorded during the third quarter of 2002. Excluding special charges, operating income increased $9.3 million to $3.6 million for the three months ended September 30, 2002 from an operating loss of $5.7 million for the three months ended September 30, 2001. Improvements in North America and Europe’s operating income were partially offset by declines in Latin America and Asia Pacific. Lower corporate expenses contributed $1.4 million to the increase in operating income.

In North America, operating income increased $5.2 million to $10.3 million for the three months ended September 30, 2002 from $5.1 million for the three months ended September 30, 2001. The decline of $12.8 million in North America’s net revenue was offset by lower levels of fixed salaries and employee benefits expense and lower bonus accruals due to the workforce reductions which have occurred since June 2001, and to lower general and administrative expenses, primarily due to lower bad debt expense and lower premise-related expenses due to the office closings and consolidations.

In Latin America, the operating loss increased $0.4 million, or 52.6%, to $1.1 million for the three months ended September 30, 2002, compared to an operating loss of $0.7 million for the three months ended September 30, 2001. Improvements in the region’s cost structure were offset by costs associated with converting certain wholly owned subsidiaries into licensees and an adjustment for value added taxes of $0.8 million.

In Europe, operating income was $1.0 million for the three months ended September 30, 2002, an increase of $3.3 million compared to an operating loss of $2.3 million for the three months ended September 30, 2001. The decrease of $2.7 million in Europe’s net revenue was offset by lower salary and employee benefits expense, primarily due to lower accruals for performance-based compensation.

In Asia Pacific, operating income declined $0.3 million, or 36.1%, to $0.4 million for the three months ended September 30, 2002 compared to operating income of $0.7 million for the three months ended September 30, 2001. The decline of $1.3 million in Asia Pacific’s net revenue was offset by lower general and administrative expenses, primarily due to lower bad debt expense.

Corporate expense declined $1.4 million, or 16.1%, to $7.1 million for the three months ended September 30, 2002 from $8.5 million for the three months ended September 30, 2001. Lower discretionary spending on professional services, reduced costs associated with corporate staffing, and the elimination of goodwill amortization contributed to the reduction.

Net non-operating income (expense). Our net non-operating expense for the three months ended September 30, 2002 was $1.0 million compared to $11.3 million for the three months ended September 30, 2001. The following table presents the components of our net non-operating income (expense) for the three months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30,		Increase (decrease) in net non-operating income
Consolidated net non-operating income (expense)	2002	2001
	(in millions)
Interest income	$0.5	$1.1	$(0.6)
Interest expense	(0.1)	—	(0.1)
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains (losses) on investments	1.0	0.2	0.8
Unrealized gains (losses) on derivative instruments	(1.8)	(2.8)	1.0

Net realized and unrealized gains (losses)	(0.8)	(2.6)	1.8

Write-down of long-term investment	—	(9.8)	9.8
Other, net	(0.6)	—	(0.6)

Consolidated net non-operating income (expense)	$(1.0)	$(11.3)	$10.3

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Interest income declined by $0.6 million, reflecting lower cash balances available for investment and lower yields on invested balances.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. The warrants are recorded at fair value, net of consultants’ bonuses. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations are affected by the fluctuations in the fair value of these derivative instruments. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrant are monetized, resulting in a realized gain, net of consultants’ bonuses and administrative and other costs. During the three months ended September 30, 2002, we recognized $1.0 million of realized gains and $1.8 million of unrealized losses, net of consultants’ bonuses and administrative and other costs. During the three months ended September 30, 2001, we recognized $0.2 million of realized gains and $2.8 million of unrealized losses, net of consultants’ bonuses and administrative and other costs.

During the three months ended September 30, 2001, we wrote down our investment in Silicon Valley Internet Capital (“SVIC”) due to the economy’s impact on the value of Internet infrastructure start-up companies, which resulted in a non-cash charge of $9.8 million. At the time of our initial investment in SVIC, Mr. Robert W. Shaw was a member of our Board of Directors, and had an ownership interest in SVIC.

Income taxes. For the three months ended September 30, 2002, the effective tax rate was 64.3% compared to a rate of 32.6% for the three months ended September 30, 2001. The tax provision in the three months ended September 30, 2002 includes approximately $0.8 million of additional provision for income taxes in certain Latin American subsidiaries. During the three months ended September 30, 2002, we had pretax income of $2.6 million compared to a pretax loss of $19.3 million for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $94.5 million, or 25.7%, to $272.6 million for the nine months ended September 30, 2002 compared to $367.1 million for the nine months ended September 30, 2001. Excluding the effect of exchange rate fluctuations, net revenue declined 26%. The decline was due to decreased demand for our Executive Search services across most industries and disciplines, especially the Technology, Financial Services, and Industrial practices. The number of confirmed executive searches in the nine months ended September 30, 2002 decreased 23% from the nine months ended September 30, 2001. We believe this decrease reflects the impact of the continuing global economic slowdown.

Net revenue in North America was $149.5 million in the nine months ended September 30, 2002, a decrease of $58.7 million, or 28.2%, from $208.2 million in the nine months ended September 30, 2001. Almost all of the practices produced lower net revenue in the first nine months of 2002 compared to the prior year. In Latin America, net revenue decreased $2.8 million, or 24.7%, to $8.7 million in the nine months ended September 30, 2002 from $11.5 million in the nine months ended September 30, 2001, as the region felt the effects of weak U.S. and local economies. Most of the practices reported declines. Net revenue in Europe decreased $27.7 million, or 22.2%, to $97.5 million for the nine months ended September 30, 2002 from $125.2 million in the nine months ended September 30, 2001, reflecting decreases across all industry practices. Excluding the impact of exchange rate fluctuations, Europe’s net revenue declined approximately 24%. In Asia Pacific, net revenue was $16.9 million for the nine months ended September 30, 2002, a decrease of $5.2 million, or 23.5%, from $22.1 million in the nine months ended September 30, 2001. The impact of exchange rate fluctuations on the region’s net revenue was minimal.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $55.7 million, or 22.7%, to $189.4 million for the nine months ended September 30, 2002 from $245.1 million for the nine months ended September 30, 2001. The decrease in dollar terms was primarily attributable to lower fixed costs as a result of the elimination of more than 780 positions from our workforce since June 2001, and lower accruals for performance-based compensation reflecting the lower net revenue levels. As a percentage of net revenue, salaries and employee benefits expense increased to 69.5% for the nine months ended September 30, 2002 from 66.8% for the comparable period of 2001. This increase as a percentage of net revenue was primarily due to the impact of lower net revenue against our fixed salaries and employee benefits expense, partially offset by a lower percentage of net revenue being accrued for performance-based compensation for executive search consultants, management and support staff.

General and administrative expenses. Consolidated general and administrative expenses decreased $35.3 million, or 29.7%, to $83.6 million for the nine months ended September 30, 2002 from $118.9 million for the nine months ended September 30, 2001. This decrease was due to lower bad debt expense, lower discretionary spending, and cost savings from the consolidation and closing of offices. As a percentage of net revenue, general and administrative expenses decreased to 30.7% in the nine months ended September 30, 2002 from 32.4% in the nine months ended September 30, 2001, primarily because of better alignment of the fixed component of our costs with substantially lower net revenue.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we did not record goodwill amortization for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, general and administrative expenses included $1.8 million of goodwill amortization.

Special charges. In June 2001 and October 2001, we announced cost reduction initiatives to better align costs with the expected net revenue levels. During 2001, we recorded $53.2 million of special charges related to reductions in our workforce and the consolidation and closing of offices. During the 2002 first quarter, we recorded an additional $23.2 million of special charges related to these announced initiatives. The following table summarizes the workforce reductions as well as the special charges related to the announced initiatives:

	Employee Reductions			Special Charges
	Consultants	All Other	Total	Employee-related	Property-related	Other Cash Charges	Total
June 2001 Announcement:
Q2 2001	63	222	285	$7.7	$—	$0.5	$8.2
Q3 2001	6	9	15	1.0	1.0	0.2	2.3

Total	69	231	300	8.7	1.0	0.7	10.4

October 2001 Announcement:
Q4 2001	67	253	320	15.0	27.0	0.7	42.8
Q1 2002	51	115	166	10.4	12.8	—	23.2

Total	118	368	486	25.4	39.9	0.7	66.0

Total June & October 2001 Announcements	187	599	786	$34.1	$40.9	$1.4	$76.4

Total 2001	136	484	620	$23.7	$28.1	$1.4	$53.2

Total 2002 (YTD September)	51	115	166	$10.4	$12.8	$—	$23.2

        Note: Consultants include both executive and management search consultants.
                   Totals and subtotals may not equal the sum of individual line items due to rounding.

In June 2001 we announced a reduction of our workforce. The actions affected 300 people, or 13 percent of the firm’s global workforce. Of the reductions, 69 were consultants and the remainder was support staff in Executive and Management Search and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 24% were in Europe, and the rest were in Latin America and Asia Pacific. As a result of this workforce reduction, we recorded special charges of $10.4 million in the nine months ended September 30, 2001 for severance and related costs. The charges were substantially all cash.

In October 2001, we announced additional reductions in our workforce, the consolidation and closing of offices, and the settlement of the former CEO’s contract upon his retirement. The actions affected 486 people or approximately 20% of the firm’s global workforce. Of the reductions, 118 were consultants and the remainder was support staff in Executive and Management Search and in the corporate departments. Approximately 55% of the reduction was in North America, 35% was in Europe, and the rest were in Latin America and Asia Pacific. As a result of these actions, we recorded $42.8 million of special charges in the 2001 fourth quarter and $23.2 million in the 2002 first quarter.

The 2002 first quarter special charges include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. Approximately $15.2 million of the $23.2 million of special charges recorded in the 2002 first quarter represents cash charges.

Operating income (loss). The following table summarizes our consolidated operating income (loss) for the nine months ended September 30, 2002 and 2001, respectively:

Consolidated operating income (loss)	Nine Months Ended September 30,		Increase (decrease) in operating income
	2002	2001
	(in millions)
Total regions	$21.5	$27.1	$(5.6)
Corporate	(22.0)	(24.1)	2.1

Operating income (loss) before special charges	(0.5)	3.0	(3.5)
Special charges	(23.2)	(10.4)	(12.8)

Consolidated operating income (loss)	$(23.6)	$(7.4)	$(16.2)

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Our consolidated operating loss was $23.6 million for the nine months ended September 30, 2002, an increase of $16.2 million from an operating loss of $7.4 million for the nine months ended September 30, 2001. The increase in the operating loss was primarily due to the special charges recorded in the first quarter of 2002. Excluding special charges, operating income declined $3.5 million to an operating loss of $0.5 million for the nine months ended September 30, 2002 from operating income of $3.0 million for the nine months ended September 30, 2001. The decline in operating income was driven by a decline in net revenue of $94.5 million, partially offset by a reduction in salaries and employee benefits expense of $55.7 million due to reductions in our workforce and the lower net revenue, and a reduction of general and administrative expenses of $35.3 million due to office consolidations, reductions in bad debt expense, and reduced spending on discretionary items.

In North America, operating income for the nine months ended September 30, 2002 increased $5.2 million to $22.9 million from $17.7 million for the comparable period of 2001. The decline of $58.7 million in North America’s net revenue was offset by lower levels of fixed and performance-based salaries and employee benefits expense, as well as lower bad debt expense, discretionary spending and office-related expenses. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices, which have occurred since June 2001.

In Latin America, the operating loss increased $1.3 million, to $2.6 million for the nine months ended September 30, 2002, compared to an operating loss of $1.3 million for the nine months ended September 30, 2001. The increase in the operating loss was attributable to a $2.8 million decline in Latin America’s net revenue, costs related to converting certain wholly-subsidiaries into licensees, and an adjustment for value added taxes.

In Europe, the operating loss was $0.2 million for the nine months ended September 30, 2002, compared to operating income of $8.4 million for the nine months ended September 30, 2001. The decline of $8.6 million was attributable to a $27.7 million decline in Europe’s net revenue, partially offset by lower salaries and employee benefits expense reflecting the lower net revenue and the workforce reductions which have occurred since June 2001.

In Asia Pacific, operating income for the nine months ended September 30, 2002 was $1.5 million compared to operating income of $2.3 million for the nine months ended September 30, 2001. The decline in operating income of $0.8 million was attributable to a decline in net revenue of $5.2 million, partially offset by lower salaries and employee benefits expense and lower general and administrative expenses, primarily bad debt expense.

Corporate expense declined $2.1 million, or 8.7%, to $22.0 million for the nine months ended September 30, 2002 from $24.1 million for the nine months ended September 30, 2001 due to reduced costs associated with corporate staffing, the elimination of goodwill amortization, and lower discretionary spending.

Net non-operating income (expense). Consolidated net non-operating expense for the nine months ended September 30, 2002 was $6.3 million compared to $10.4 million for the nine months ended September 30, 2001. The following table presents the components of our net non-operating income (expense) for the nine months ended September 30, 2002 and 2001, respectively:

	Nine Months Ended September 30,		Increase (decrease) in net non-operating income
Consolidated net non-operating income (expense)	2002	2001
	(in millions)
Interest income	$1.4	$4.6	$(3.2)
Interest expense	(0.2)	(0.1)	(0.1)
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains (losses) on investments	1.0	0.9	0.1
Unrealized gains (losses) on derivative instruments	(3.0)	(5.5)	2.5

Net realized and unrealized gains (losses)	(2.0)	(4.6)	2.6

Write-down of long-term investment	(5.0)	(9.8)	4.8
Other, net	(0.5)	(0.4)	(0.1)

Consolidated net non-operating income (expense)	$(6.3)	$(10.4)	$4.1

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Interest income in the nine months ended September 30, 2002 declined $3.2 million compared to the same period of last year due to lower cash balances available for investment and lower returns on the invested cash.

During the nine months ended September 30, 2002, we recognized $1.0 million of realized gains and $3.0 million of unrealized losses, net of consultants’ bonuses and administrative and other costs, related to our equity and warrant portfolio. During the nine months ended September 30, 2001, we recognized $0.9 million of realized gains and $5.5 million of unrealized losses, net of consultants’ bonuses and administrative and other costs, related to our equity and warrant portfolio.

In the second quarter of 2002 we wrote down the remainder of our investment in ETF Group, incurring a non-cash charge of $5.0 million. ETF Group is a Europe-based venture capital firm that helps emerging companies expand into international markets. In the fourth quarter of 2001, we wrote down half of our $10.0 million investment in ETF Group, because its portfolio of companies had been adversely affected by the downturn in the valuation of technology start-ups. Due to the continuing decline in the valuation of start-up technology companies, we wrote down the remainder of our investment in ETF Group in the second quarter of 2002.

During the three months ended September 30, 2001, we wrote down our investment in Silicon Valley Internet Capital (“SVIC”) due to the economy’s impact on the value of Internet infrastructure start-up companies, which resulted in a non-cash charge of $9.8 million. At the time of our initial investment in SVIC, Mr. Robert W. Shaw was a member of our Board of Directors and had an ownership interest in SVIC.

Cumulative effect of change in accounting principle. On January 1, 2001 we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. As a result, we recorded as the cumulative effect of a change in accounting principle, a transition adjustment to income of $4.5 million, net of consultants’ bonuses, administrative and other costs, and taxes. (See Note 4 in the Notes to Consolidated Financial Statements).

Income taxes. For the nine months ended September 30, 2002 the tax benefit reflected a rate of 32.5%. The tax provision for the nine months ended September 30, 2002, includes approximately $0.8 million of additional provision for income taxes in certain Latin American subsidiaries. For the nine months ended September 30, 2001, the tax benefit reflected a rate of 31.7%. During the nine months ended September 30, 2002, we had a pre-tax loss of $29.9 million compared to a loss before taxes and the cumulative effect of the accounting change of $17.8 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. Historically, we have financed our operations with available cash and funds generated by operations, together with the net proceeds of our initial public offering in April 1999 and follow-on public offering in February 2000.

We believe that the funds expected to be generated from operations and funds available under our committed line of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our special charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

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

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At September 30, 2002, we had $4.1 million of deferred compensation structured as forgivable loans. The terms of deferred compensation arrangements structured as forgivable loans and granted to executive officers are included in these employees’ employment agreements as filed with the Securities and Exchange Commission.

Line of credit. In December 2001 we replaced our $40.0 million committed revolving credit facility which expired on December 31, 2001, with a new $50.0 million committed revolving credit facility. The new facility will expire on December 28, 2004. There were no borrowings outstanding under either line of credit at September 30, 2002 or December 31, 2001.

Under the new facility we may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under this facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by certain tests of our financial condition. The new facility has certain financial covenants we must meet relating to consolidated EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization and designated special charges); fixed charge coverage (defined as the ratio of EBITDA to interest expense and capital expenditures); leverage (defined as the ratio of total indebtedness to EBITDA); tangible net worth; working capital; and capital expenditures. In addition, the new facility limits our ability to pay dividends, make acquisitions and incur additional debt. At September 30, 2002 and December 31, 2001 we were in compliance with the financial covenants, and no event of default existed.

In light of the additional special charges, which will be recorded in the 2002 fourth quarter, we are in the process of amending certain financial covenants of our revolving credit facility. We anticipate that these discussions will be completed before the end of the fourth quarter of 2002.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2002 and 2001 were $109.7 million and $126.2 million, respectively. The amount of cash and cash equivalents at December 31, 2001 was $108.7 million.

Cash from operating activities. For the nine months ended September 30, 2002, cash provided by operating activities was $6.6 million, reflecting our net loss, adjusted for non-cash items, and the refund of approximately $24.0 million of estimated income taxes paid during 2001 and refunds of income taxes paid in prior years arising from net operating losses carried back to prior years, partially offset by the payments related to our special charges and payment of bonuses in March 2002.

For the nine months ended September 30, 2001, cash used in operating activities was $16.9 million, reflecting the payment of bonuses in March 2001, prepayment of income taxes during the first six months of 2001, payments from our June 2001 special charges, and our net loss.

Cash from investing activities. Cash used in investing activities was $3.1 million for the nine months ended September 30, 2002 and $15.9 million for the nine months ended September 30, 2001. This decrease between the periods was primarily due to a lower level of investments in office furniture and fixtures, leasehold improvements, and computer equipment. Capital expenditures were $3.7 million and $17.7 million for the nine months ended September 30, 2002 and 2001, respectively.

During the nine months ended September 30, 2001, we completed three acquisitions of executive search firms. The total purchase price for these acquisitions was approximately $7.8 million, which was paid in cash, shares of our common stock and notes payable. Results of operations of these businesses have been included in the consolidated financial statements from the dates of acquisition and are not material to the consolidated financial statements.

During the nine months ended September 30, 2002 and 2001, the amount of cash received from the sale of equity securities received as part of our warrant program was $1.0 million and $0.9 million, respectively, net of consultants’ bonuses and administrative and other costs.

Cash from financing activities. Cash used in financing activities for the nine months ended September 30, 2002 was $1.8 million, resulting primarily from payments on debt related to acquisitions. Cash used in financing activities was $22.1 million for the nine months ended September 30, 2001, resulting primarily from purchases of our common stock.

On March 16, 2001, we announced that our Board of Directors had authorized management to repurchase up to two million shares of our common stock through March 15, 2003. During the nine months ended September 30, 2002, we repurchased 4,032 shares of common stock. During the nine months ended September 30, 2001, we repurchased 1,445,500 shares of common stock, for which some of the cash settlement occurred in October 2001. As of September 30, 2002, approximately 550,000 shares may be repurchased under this authorization.

Significant Accounting Policies

The preparation of our consolidated financial statements requires management to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The more significant areas requiring management estimates include revenue recognition, accruals for compensation and employee benefits expense, allowance for doubtful accounts, allowance for deferred tax assets, goodwill and other intangible asset valuations, and investment valuations. See Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002.

Recently Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, these assets are subject to, at a minimum, an annual assessment for impairment by applying a fair-value based test. Intangible assets that have finite useful lives continue to be amortized over their useful lives. On January 1, 2002, we adopted SFAS No. 142. No impairment charge was recorded upon adoption of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or for continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The recognition of discontinued operations will become more common as a result of these new guidelines. We adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF No. 01-14). EITF No. 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue. Historically, we classified reimbursements of out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance in 2002. The change in presentation has no impact on our financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This Statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies will also be required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. We do not anticipate that adoption of SFAS No. 146 will have a material impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. The warrants are recorded at fair value, net of consultants’ bonuses. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations are affected by the fluctuations in the fair value of these derivative instruments. We had no other derivative instruments at September 30, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we have been involved in litigation that is incidental to our business. We currently are not a party to any litigation, the adverse resolution of which, in management’s opinion, would be likely to have a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3.01	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

99.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed no reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. (Registrant)

By:	/S/ KEVIN J. SMITH
Kevin J. Smith Chief Financial Officer

Date: November 13, 2002.

CERTIFICATION

I, Piers Marmion, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heidrick & Struggles International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ PIERS MARMION
Chief Executive Officer

Dated November 13, 2002

CERTIFICATION

I, Kevin J. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heidrick & Struggles International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ KEVIN J. SMITH
Chief Financial Officer

Dated November 13, 2002