Form 10-K
period 2002-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2003-03-26
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File No. 0-25837

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2681268
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

233 South Wacker Drive, Suite 4200, Chicago, Illinois 60606-6303

(Address of principal executive offices) (Zip Code)

(312) 496-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The number of shares outstanding of the Company’s Common Stock as of February 28, 2003 was 18,157,271 shares. The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $331,707,771 based upon the closing market price of $19.97 on that date of a share of Common Stock as reported on the Nasdaq National Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders scheduled to be held on May 21, 2003, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of personnel for their executive management positions. In addition to executive search, we provide other leadership services, including executive assessment, placement of interim executive management, and through an alliance, executive coaching.

Heidrick & Struggles and its predecessors have been in the executive search business for 50 years. We provide our services to a broad range of clients through our worldwide network of approximately 335 consultants located in major cities around the world. For many of our clients, our global access to and knowledge of markets and candidates is an important characteristic of our business. We provide our executive search services on a retained basis, recruiting senior executives who often earn more than $180,000 annually. Our clients include the following:

•	Fortune 500 companies

•	Major non-U.S. companies

•	Middle market and emerging growth companies

•	Governmental and not-for-profit organizations

•	Other leading private and public entities

The executive search industry is highly fragmented, consisting of more than 4,000 executive search firms worldwide. According to trade publications, fewer than 10 executive search firms/alliances generated more than $100 million in worldwide revenue during 2002. Executive search firms are generally separated into two broad categories: retained search firms and contingency search firms. Retained executive search firms fulfill their clients’ senior leadership needs by identifying qualified candidates and assisting clients in evaluating and assessing these candidates for positions typically with annual cash compensation of $150,000 and above. Retained executive search firms generally are compensated for their services whether or not the client employs a candidate identified by the search firm, and are generally retained on an exclusive basis. In contrast, contingency search firms usually focus primarily on positions with annual cash compensation of less than $150,000 and are compensated only upon successfully placing a recommended candidate. Executive search firms normally charge a fee for their services equal to approximately one-third of the first year’s total compensation for the position being filled.

Our executive search process typically consists of the following steps:

•	Analyze the client’s needs in order to understand its organizational structure, relationships and culture; determine the required set of skills for the position; define the required experience; and identify the other characteristics necessary for the successful candidate

•	Interview and evaluate candidates on the basis of experience and potential cultural fit with the client organization

•	Present confidential written reports on the candidates who fit the position specification

•	Schedule a mutually convenient meeting between the client and each candidate

•	Collect references on the final candidate

•	Assist in structuring the compensation package and supporting the successful candidate’s integration into the client team

Over the past several years we have begun to expand our services beyond executive search. For several years, we have offered executive assessment and interim executive placement services in Europe. In late 2000, we extended our executive assessment business to North America and other parts of the world. This service provides senior-level executives with assessments of the individuals and teams reporting to them. In 2002, we expanded our interim executive placement offerings into North America. We formed an alliance in March 2002 with Lore International Institute, a global executive coaching and professional development firm. Heidrick & Struggles and Lore International Institute are marketing the services to current and prospective clients.

We have reduced our focus on mid-level management search, with the completion of the integration of this business into our executive search business in January 2002.

Available Information

We maintain an Internet website at http://www.heidrick.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. We also post quarterly press releases on our financial results, webcast presentations, and other documents containing additional information related to our company on this site. Our Internet website and the information contained in or connected to our website are for informational purposes only and are not incorporated into this annual report on Form 10-K.

Matrix Structure

Our matrix structure, which is organized by geography, industry practices and functional specialties, is designed to enable us to better understand our clients’ cultures, operations, business strategies and industries, thereby improving our ability to serve them.

Geographic Structure.    We provide executive-level search and leadership consulting to our clients worldwide through our offices in 27 countries. Major locations are managed by an Office Managing Partner, and staffed with consultants, associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

We also have affiliates in five countries. We have no financial investment in these affiliates, but receive licensing fees from them for the use of our name and our databases.

Industry Practices.    Within our Executive Search business we have seven core industry practices: Financial Services, Industrial, Technology, Consumer, Health Care, Professional Services and Higher Education/Nonprofit. These core industry practices and their relative sizes, as measured by net revenue for 2002, are as follows:

Industry Practices:	Percentage of Net Revenue
Financial Services	28%
Industrial	19
Technology	18
Consumer	16
Health Care	9
Professional Services	6
Higher Education/Nonprofit; Other	4

100%

Executive search consultants from each of the industry practices may work from any one of our offices. Certain markets have a significant concentration of companies within particular industry sectors. For example, our Financial Services practice has its largest concentration of consultants in New York and London, two of the largest financial centers in the world. Each industry practice is coordinated by a Practice Managing Partner who establishes marketing and search strategies, identifies focused accounts and target clients, and facilitates and assists with the group’s marketing activities.

Functional Specialties.  We recognize that searching for candidates for particular executive positions often requires specialized skill in much the same way as a search for an executive in a particular industry. As a result, many of our executive search consultants also specialize in searches for functional positions such as members of boards of directors, chief executive officers, chief financial officers, chief information officers and chief human resources officers. Our functional specialists tend to have experience with appropriate candidates from many different industries. Typically, a consultant in a particular industry practice who receives an assignment for a given functional position will consult throughout the search assignment with one or more colleagues with the appropriate functional expertise. This coordination benefits our clients because the best candidate for certain functional positions often will come from a different industry. For example, a client in the health care sector seeking a new chief human resources officer may benefit from exposure to a candidate whose background is in the industrial sector, even though that candidate may be less well known by the members of our Health Care practice.

On a given search assignment, we will generally utilize the expertise of executive search consultants in more than one of our locations, industry practices and functional specialties. For example, an executive search for a chief financial officer of a technology company located in the United Kingdom may involve an executive search consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in Menlo Park with expertise in our Technology practice and a third executive search consultant in New York with expertise in chief financial officer recruiting.

Information by Geographic Segment

North America.  As of December 31, 2002, we had 174 executive search consultants in our North America segment, which includes the United States (except Miami) and Canada. Our North America segment generated approximately 55% of our worldwide net revenue in 2002. The largest offices in this segment in terms of net revenue are New York, San Francisco and Chicago.

Latin America.  As of December 31, 2002, we had 17 executive search consultants in our Latin America segment, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region. Approximately 3% of our worldwide net revenue in 2002 was generated in this segment.

Europe.  As of December 31, 2002, we had 116 executive search consultants in 14 European countries. Our Europe segment generated approximately 36% of our worldwide net revenue in 2002. Germany, the United Kingdom and France produced the highest levels of net revenue in this segment.

Asia Pacific.  As of December 31, 2002, we had 30 executive search consultants in the Asia Pacific segment. This segment generated 6% of our worldwide net revenue in 2002.

For financial information relating to each geographic segment, see Note 3, Segment Information, in the Notes to Consolidated Financial Statements.

Seasonality

Historically, in years that were not affected by significant economic change, there has been some seasonality in our business. As a percentage of total annual net revenue, the first and fourth quarters of the year are typically the lowest, although on average, the variance between the highest and lowest net revenue quarters is less than five percentage points.

Clients and Marketing

Our consultants market the firm’s executive search services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are assisted by our databases, which provide all our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completed assignments.

Either by agreement with clients or for client relations purposes, executive search firms sometimes refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period, generally not more than one year from the commencement of a search. We seek to mitigate the adverse effects of these blocking arrangements by strengthening our long-term relationships, thereby communicating our belief to prospective clients that we can conduct searches without off-limits issues impeding the quality of our work.

No single client accounted for over 3% of our net revenue in 2002.

Information Management

We rely on technology to support our consultants and staff in the search process. Our technology infrastructure consists of internally developed databases containing candidate profiles and client records, coupled with online services and industry reference sources. We use technology to manage and share information on current and potential clients and candidates, to communicate to both internal and external constituencies, and to support administrative functions. Over the past several years, we have invested in improving our systems. We intend to continue to invest in our own systems, focusing on our global search system and on our financial management and reporting systems.

Professional Staff and Employees

Our executive search professionals are categorized either as consultants or associates. Associates assist consultants by conducting research, making initial contact with candidates in some instances, and performing other functions. As of December 31, 2002, we had 1,370 full-time equivalent employees, of whom 337 were executive search consultants, 379 were associates, and 654 were other search, support and corporate staff. During 2002, we reduced our workforce by approximately 400 people or 20% of our global workforce, including 112 executive and management search consultants, in order to better align the size of our employee base with market conditions. During 2001, we reduced our workforce by 620 people, or 25% of our global workforce, including 136 executive and management search consultants, in order to adjust to weakening economic conditions.

In each of the past five years, no single consultant accounted for a material portion of our net revenues. We most frequently recruit our consultants from other executive search firms or, on occasion, from the industries represented by our practices. In the latter case, these are often seasoned executives who are entering the search profession as a second career, and who we train in our techniques and methodologies. We are not a party to any collective bargaining agreement and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from established retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Spencer Stuart & Associates, Egon Zehnder International, Russell Reynolds Associates, Inc. and Korn/Ferry International. To a lesser extent, we also face competition from smaller boutique or specialty firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in seeking to attract the most effective consultants.

The overall search industry has relatively few barriers to entry. Higher barriers exist, however, for firms like ours that focus primarily on conducting searches for executive-level positions. At this level, clients rely more heavily on a search firm’s reputation and global access, and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our industry practices and functional specialties, by our client focus, and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms in the United States and elsewhere.

Competition in our other leadership consulting services, including executive assessment, interim executive placement and coaching, is highly fragmented, with no universally recognized market leaders. Several of our primary competitors in executive search also offer such complementary services, but those typically represent less than a majority percentage of their revenue.

OUR EXECUTIVE OFFICERS

Our executive officers as of March 1, 2003 are as follows:

Name	Age	Position with Company
Piers Marmion	44	Chairman and Chief Executive Officer; Director

Kevin J. Smith	48	Chief Financial Officer

Jocelyn A. Dehnert	51	Managing Partner, Northern Europe

Fritz E. Freidinger	38	General Counsel and Corporate Secretary

John T. Gardner	59	Vice Chairman, Board Services

Joie A. Gregor	53	President, North America

Our executive officers serve at the discretion of our Board of Directors. There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each executive officer.

Piers Marmion has been our Chairman since December 2001, our Chief Executive Officer since October 2001 and a member of our Board of Directors since March 2001. Previously, Mr. Marmion was Chief Operating Officer and President—International of Heidrick & Struggles Executive Search from August 2000 to October 2001. Prior to joining us, Mr. Marmion was Chief Operating Officer Worldwide and Head of Europe and Asia at Spencer Stuart & Associates from 1994 to 2000.

Kevin J. Smith has been our Chief Financial Officer since joining us in January 2002. Prior to that, Mr. Smith was the Executive Vice President and Chief Financial Officer from 2000 to 2001 and the Senior Vice President and Chief Accounting Officer from 1998 to 2000 at True North Communications, Inc. From 1997 to 1998 he held various positions with Midcom Communications, Inc., including Executive Vice President and Chief Financial Officer, Chief Executive Officer, and consultant.

Jocelyn A. Dehnert has been our Managing Partner, Northern Europe since September 2002. Previously, Dr. Dehnert was Regional Managing Partner, Asia Pacific from October 2001 to August 2002. She became a Partner with us in November 1996.

Fritz E. Freidinger has been our General Counsel and Corporate Secretary since joining us in December 2002. Prior to that, Mr. Freidinger was Vice President, Global General Counsel and Corporate Secretary of Jones Lang LaSalle Incorporated from 2001 to 2002. Previously, Mr. Freidinger was with Hagan & Associates, a law firm providing services to Jones Lang LaSalle and its clients, from 1997 to 2001.

John T. Gardner has been our Vice Chairman, Board Services since October 2001. Prior to that, Mr. Gardner was President, Global Practices from June 2000 to October 2001, and Managing Partner of our Industrial Practice from November 1993 to June 2000.

Joie A. Gregor has been our President, North America since February 2003, Managing Partner of our North America Board Services Practice since December 2002, and a Vice Chairman since August 2002. Previously, Ms. Gregor was Partner-In-Charge of our Communications Specialty Practice from October 2000 to February 2002, and Office Managing Partner of our New York office from October 1997 to February 1999. She joined us as a Partner in May 1993.

RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our operating results and financial condition. As a result of the risks set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We depend on attracting and retaining qualified consultants.

Our success depends upon our ability to attract and retain consultants who possess the skills and experience necessary to fulfill our clients’ executive search needs. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or restructuring of our compensation system, or competitor hiring programs. If we cannot attract, hire and retain such consultants, our business, financial condition and results of operations may suffer.

We may not be able to prevent our consultants from taking our clients with them to another firm.

Our success depends upon the ability of our consultants to develop and maintain strong, long-term relationships with our clients. Usually, one or two consultants have primary responsibility for a client relationship. When a consultant leaves one executive search firm and joins another, clients that have established relationships with the departing consultant may move their business to the consultant’s new employer. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant revenue loss from this client portability. If we fail to limit departing consultants from moving business to another employer, our business, financial condition and results of operations may be adversely affected.

Our success depends on our ability to maintain our professional reputation and brand name.

We depend on our overall reputation and brand name recognition to secure new engagements and hire qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain a majority of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failure to maintain our professional reputation and brand name could seriously harm our business, financial condition and results of operations.

Because our clients may restrict us from recruiting their employees we may be unable to fill existing executive search assignments.

Clients frequently require us to refrain from recruiting certain of their employees when conducting executive searches on behalf of other clients. These restrictions generally remain in effect for no more than one year following the commencement of an engagement. However, the specific duration and scope of the blocking arrangements depend on the length of the client relationship, the frequency with which the client engages us to perform searches, the number of assignments we have performed for the client and the potential for future business with the client.

If a client’s competitors believe that we are overly restricted by these blocking arrangements from recruiting the employees of our clients, these competitors may not engage us to perform their executive searches, and as a result, our business, financial condition and results of operations may suffer.

We face aggressive competition.

The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and with smaller specialty firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer blocking arrangements. In addition, our significant clients or prospective clients may decide to perform executive searches using in-house personnel. Finally, during soft economic climates, competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

We rely heavily on information management systems.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. If we experience any interruptions or loss in our information processing capabilities, our business, financial condition and results of operations may suffer.

We face the risk of liability in performing executive searches.

We are exposed to potential claims with respect to the executive search process. A client could assert a claim for violations of blocking arrangements, breaches of confidentiality agreements or malpractice. In addition, a candidate could assert an action against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of the employment laws. In various countries, we are subject to data protection laws which require the consent of a candidate to transfer resumes and other data. We maintain professional liability insurance in amounts and coverages that we believe are adequate. However, we cannot guarantee that our insurance will cover all claims and that the coverage will be available at reasonable rates. Significant uninsured liabilities could have a negative impact on our business, financial condition and results of operations.

Our multinational operations may be adversely affected by social, political and economic risks.

We generate substantial revenue outside the United States. We offer our services through our offices and affiliates in 32 countries around the world. We are exposed to the risk of changes in social, political and economic conditions inherent in international operations. In particular, we conduct business in countries where the legal systems and trade practices are evolving. Commercial laws in these countries are often vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations will suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

We may not be able to align our cost structure with revenue.

The timing and strength of an economic recovery in the United States, Europe and other areas of the world continues to be unclear. It is difficult for us to forecast revenue generation with any degree of certainty, even in the near term, and to balance revenue with the required capacity. In 2001 and 2002, we took steps to reduce our workforce, consolidate and close offices and reduce other expenses. If we do not reduce our costs in proportion to demand for our services in a timely manner or if we reduce our workforce so that we are unable to service increased demand, our business, financial condition and results of operations could be adversely affected.

We may not be able to generate sufficient profits to realize deferred tax assets.

The timing and strength of an economic recovery in the United States, Europe and other areas of the world continues to be unclear. While current operational and tax plans support the realizability of our deferred tax assets, prolonged economic downturns could jeopardize the future realizability of deferred tax balances. If we are unable to generate taxable income in the long-term, our business, financial condition and results of operations may suffer.

Our ability to sublease or assign unused office space could affect our earnings and cash flows.

In 2001 and 2002, we consolidated and closed offices in order to reduce costs. This left us with a significant amount of unused office space with respect to which we are still required to make lease payments. At the time of the office closings we accrued the estimated costs associated with these actions. Inherent in these accruals are estimates concerning vacancy periods and sublease income. If we are unable to sublease or assign this unused office space within the estimated time frame, or if we sublease or assign this office space for amounts less than we had anticipated, our business, financial condition, results of operations and cash flow may suffer.

We have antitakeover provisions that make an acquisition of us more difficult and expensive.

Antitakeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it more difficult and expensive for us to be acquired in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

•	a classified board of directors

•	limitations on the removal of directors

•	limitations on stockholder actions

•	advance notification requirements for director nominations and actions to be taken at stockholder meetings

•	the ability to issue one or more series of preferred stock by action of our Board of Directors

These provisions could discourage an acquisition attempt or other transaction in which stockholders could receive a premium over the current market price for the common stock.

ITEM 2. PROPERTIES

Our corporate office is located in Chicago, Illinois. We have offices in the major metropolitan areas in 27 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was approximately 872,000 as of December 31, 2002. These office leases call for future minimum lease payments of approximately $187 million and have terms that expire between 2003 and 2016, exclusive of renewal options that we can exercise. Approximately 100,000 square feet of office space has been sublet to third parties. See Risk Factors included in Item 1 of this Form 10-K for further information concerning unused office space.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation that is incidental to our business. We currently are not a party to any litigation, which, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol “HSII.” The following table sets forth the high and low stock price per share of the common stock for the periods indicated, as reported on the Nasdaq National Market.

Year Ended December 31, 2002	High	Low
First Quarter	$21.15	$14.42
Second Quarter	22.92	17.90
Third Quarter	20.00	13.60
Fourth Quarter	16.35	11.85

Year Ended December 31, 2001
First Quarter	$45.00	$25.00
Second Quarter	35.90	19.65
Third Quarter	22.75	12.00
Fourth Quarter	21.90	13.34

As of February 28, 2003, the last reported price on the Nasdaq National Market for our common stock was $11.55 per share and there were approximately 260 stockholders of record of the common stock.

We have never paid cash dividends on our common stock and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. Our credit facility prohibits us from declaring and paying cash dividends on the common stock without the consent of our lenders. Future indebtedness and loan facilities may also prohibit or restrict our ability to pay dividends and make distributions to our stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are derived from the audited historical consolidated financial statements which are included elsewhere in this Form 10-K. The data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 are derived from audited historical consolidated financial statements which are not included in this report. The data set forth are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2002		2001		2000		1999(7)		1998
	(in thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$350,712		$455,534		$594,394		$415,847		$216,836
Reimbursements	26,133	(1)	32,065	(1)	33,221	(1)	N/A	(1)	N/A	(1)

Total revenue	376,845		487,599		627,615		415,847		216,836
Operating expenses:
Salaries and employee benefits:
Salaries and employee benefits	242,330		302,792		395,105	(5)	277,580		161,870
Nonrecurring compensation expense	—		—		12,222	(6)	14,448	(8)(9)	12,748	(10)
General and administrative expenses:
General and administrative expenses	106,913		157,404		156,242		104,144		53,557
Nonrecurring general and administrative expenses	—		—		1,753	(6)	772	(8)	—
Reimbursed expenses	26,133	(1)	32,065	(1)	33,221	(1)	N/A	(1)	N/A	(1)
Special charges	48,532	(2)	53,230	(2)	—		—		—

Total operating expenses	423,908		545,491		598,543		396,944		228,175

Operating income (loss)	(47,063)		(57,892)		29,072		18,903		(11,339)

Non-operating income (expense):
Interest income	2,018		5,523		8,723		3,513		1,585
Interest expense	(210)		(166)		(209)		(1,504)		(505)
Net realized and unrealized gains (losses) on equity and warrant portfolio	(1,325	)(3)	(3,703	)(3)	7,399	(3)	782	(3)	—
Write-down of long-term investments	(5,000	)(4)	(14,760	)(4)	(240	)(4)	—		—
Other, net	(73)		(517)		418		(152)		(2,212	)(11)

Net non-operating income (expense)	(4,590)		(13,623)		16,091		2,639		(1,132)

Equity in net loss of affiliate	—		—		—		(630)		(3,417)

Income (loss) before income taxes and cumulative effect of accounting change	(51,653)		(71,515)		45,163		20,912		(15,888)
Provision for (benefit from) income taxes	(11,491)		(24,094)		25,746		15,120		1,302

Income (loss) before cumulative effect of accounting change	(40,162)		(47,421)		19,417		5,792		(17,190)
Cumulative effect of accounting change, net of tax	—		4,494	(3)	—		—		—

Net income (loss)	$(40,162)		$(42,927)		$19,417		$5,792		$(17,190)

Basic earnings (loss) per common share	$(2.22)		$(2.28)		$1.02		$0.42		$(5.85)
Basic weighted average common shares outstanding	18,107		18,839		18,979		13,642		2,940

Diluted earnings (loss) per common share	$(2.22)		$(2.28)		$0.95		$0.42		$(5.85)
Diluted weighted average common shares outstanding	18,107		18,839		20,389		13,889		2,940

Balance Sheet Data (at end of period):
Working capital	$79,505		$92,786		$120,340		$54,007		$7,954
Total assets	363,064		411,106		523,644		334,749		128,775
Long-term debt, less current maturities	294		1,959		610		—		6,350
Mandatorily redeemable common stock	—		—		—		—		44,422
Stockholders’ equity	199,711		229,591		287,677		167,880		—

Other Operating Data:
Average number of consultants during the period	391		507		441		347		207

Notes to Selected Financial Data:

(1)	In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF No. 01-14). EITF No. 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue. Historically, we classified reimbursements of out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance in 2002. The presentation required by EITF No. 01-14 has no impact on operating income. Reimbursements for out-of-pocket expenses for 1999 and 1998 are not presented separately as revenue and operating expenses as such data was not available for those years.

(2)	In October 2002, October 2001 and June 2001, we announced cost reduction initiatives to better align costs with expected net revenue levels. These special charges related to reductions of our workforce, consolidation and closing of offices, goodwill and intangible asset write-offs and the settlement of the former CEO’s contract upon his retirement. For 2002, we recognized special charges of $48.5 million related to these announced initiatives. For 2001, we recorded special charges of $53.2 million related to these announced initiatives.

(3)	We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value, net of consultants’ bonuses. Some of the warrants in our portfolio meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statement of Operations rather than as a component of accumulated other comprehensive income.

On January 1, 2001, we adopted SFAS No. 133. As a result, in 2001, we recorded a transition adjustment to income of $4.5 million, net of consultants’ bonuses, other costs, and taxes. In 2002 and 2001, we recorded unrealized losses, net of consultants’ bonuses and other costs, of $3.0 million and $4.7 million, respectively, related to the equity and warrant portfolio.

Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of warrants are monetized, resulting in a realized gain, net of consultants bonuses and other costs. In 2002, 2001, 2000 and 1999, we recorded realized gains, net of consultants’ bonuses and other costs, of $1.6 million, $1.0 million, $7.4 million and $0.8 million, respectively, related to the equity and warrant portfolio.

(4)	During 2002, we wrote-down our remaining investment in the ETF Group, incurring a non-cash charge of $5.0 million. During 2001, we recorded non-cash charges of $14.8 million in connection with writing down our investments in Silicon Valley Internet Capital (“SVIC”) and ETF Group. During 2000, we recorded a non-cash charge of $0.2 million related to our investment in SVIC.

(5)	Includes non-cash compensation expense of $2.7 million, due to the issuance of options by LeadersOnline at a price below the deemed fair market value, for accounting purposes, at the time of issuance.

(6)	We incurred $14.0 million of nonrecurring expenses during the third quarter of 2000 as a result of the withdrawal of LeadersOnline’s proposed initial public offering. This included a non-cash compensation expense of $12.2 million which represents the remainder of the non-cash compensation expense related to the issuance of options by LeadersOnline at a price below the deemed fair market value, for accounting purposes, at the time of issuance. The remaining $1.8 million is due to the write-off of expenses related to the proposed initial public offering and is included in nonrecurring general and administrative expenses.

(7)	Heidrick & Struggles, Inc. acquired Heidrick & Struggles International, Inc., on February 26, 1999. The historical results of operations of Heidrick & Struggles International, Inc. have been included in the consolidated financial statements subsequent to the date of acquisition.

(8)	We recorded costs of $2.8 million during the third quarter of 1999 as a result of the merger with Sullivan & Company on September 1, 1999. The costs consist of a $2.0 million non-cash compensation expense for accelerated vesting of an employee equity ownership program in place at Sullivan & Company and $0.8 million of transaction-related costs, including legal, accounting and advisory fees, which are included in nonrecurring general and administrative expenses.

(9)	We recorded nonrecurring compensation expense of $12.4 million during the first quarter of 1999 as a result of the modification of the terms of the Mülder Partner GmbH & Co. KG (“Mülder”) acquisition agreement, including the termination of all employment contingencies. This nonrecurring expense represents the write-off of $2.9 million of deferred compensation assets, the settlement of the remaining cash due of $4.3 million, and the issuance of 428,452 common shares (valued at $5.2 million) to the previous owners of Mülder.

(10)	We recorded nonrecurring compensation expense of $12.7 million comprised of $9.9 million of salaries and employee benefits expense arising from the difference between the price of shares issued to certain of our employees in December 1998 and the fair market value of such shares at the date of grant and $2.8 million of salaries and employee benefits expense relating to the early settlement of profit sharing arrangements upon the acquisition of certain Latin American locations.

(11)	Includes a nonrecurring charge of $2.5 million recorded in connection with the costs of the postponement of our initial public offering in September 1998.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further deterioration of the economies in the United States, Europe, or elsewhere; social or political instability in overseas markets; price competition; an inability to achieve the planned cost savings from our cost reduction initiatives; an inability to sublease or assign unused office space; our ability to generate profits in order to ensure that our deferred tax assets are realizable; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1 of this Form 10-K. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of personnel for their executive management positions. In addition to executive search, we provide other leadership services, including executive assessment, placement of interim executive management and, through an alliance, executive coaching.

During 1999 and 2000, the executive search industry experienced a dramatic increase in demand for its services in virtually all markets based on increased competition for executive talent, the need for executives with diverse and global leadership skills, and the proliferation of Internet and e-commerce businesses. Our rate of growth in net revenue during this period exceeded both the industry trend and our historical average because of the need for management at start-up companies, the creation of new e-commerce positions at more established companies and the growth in the financial services industry. We responded to these trends by increasing the number of consultants and the number of offices from which we served our clients. In 2000, we added more than 100 consultants, including consultants experienced in executive search and employees from other disciplines who were new to the search profession, in anticipation of a continuation of increased demand. Also, in response to the demand in Internet-enhanced mid-level search, in March 1999, we launched our mid-level recruiting business as a separate subsidiary called LeadersOnline.

The slowdown in the United States economy that began early in 2001, especially in the financial services and technology sectors, followed by a slowdown in other geographic markets, created an environment where the previous trends began to reverse. Commencing in June 2001, when we anticipated a decrease in net revenue compared to 2000, we took steps to reduce our cost base by reducing our workforce while retaining capacity to meet additional demand when the economy recovered. In October 2001, we announced further reductions in our workforce and consolidated or eliminated office space. The initiatives related to these announcements were completed during the 2002 first quarter, including the integration of LeadersOnline into our Executive Search business.

In 2002, the worldwide economies, and the demand for executive search services, continued to weaken. Even after taking into account the workforce reductions and office consolidations and closings which occurred since June 2001, at the current and anticipated near-term net revenue levels, we determined that we had substantial excess search team capacity. In addition, the cost structure in Europe continued to be too high for its net revenue level. As a result, in October 2002, we announced further reductions in our workforce and additional office consolidations and closings.

The turbulent geopolitical situation and its effects on the worldwide economy continue to create uncertainty in the business environment. For 2003, we expect net revenue to be flat to down modestly compared to 2002. The corresponding 2003 operating margins at that net revenue level are expected to be 3 to 5 percent.

Results of Operations

We operate our executive search and complementary leadership services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe; and Asia Pacific.

As of January 1, 2002 we completed the integration of LeadersOnline, our mid-level management recruiting service, into our Executive Search business. As a result, we no longer report LeadersOnline as a separate segment. As LeadersOnline was North America based, the net revenue and operating income (loss) have been included as part of the North America region.

We adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF No. 01-14) in 2002, which requires that reimbursements of out-of-pocket expenses be reported on a gross basis as revenue and as operating expenses. Historically, the reimbursements of out-of-pocket expenses were classified as a reduction of operating expenses. The change in presentation has no impact on our consolidated operating income (loss). For segment purposes, the revenue from reimbursements is reported on a separate line, and therefore does not affect the analysis of net revenue by geographic region. The presentation required by EITF No. 01-14 has no impact on the operating income (loss) of the geographic regions.

Prior period disclosures were revised to reflect the above changes.

The following table summarizes the results of operations for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Revenue:
Revenue before reimbursements (net revenue)	$350,712	$455,534	$594,394
Reimbursements	26,133	32,065	33,221

Total revenue	376,845	487,599	627,615

Operating expenses:
Salaries and employee benefits:
Salaries and employee benefits	242,330	302,792	395,105
Nonrecurring compensation expense	—	—	12,222
General and administrative expenses:
General and administrative expenses	106,913	157,404	156,242
Nonrecurring general and administrative expenses	—	—	1,753
Reimbursed expenses	26,133	32,065	33,221
Special charges	48,532	53,230	—

Total operating expenses	423,908	545,491	598,543

Operating income (loss)	(47,063)	(57,892)	29,072
Net non-operating income (expense)	(4,590)	(13,623)	16,091

Income (loss) before income taxes and cumulative effect of accounting change	(51,653)	(71,515)	45,163
Provision for (benefit from) income taxes	(11,491)	(24,094)	25,746

Income (loss) before cumulative effect of accounting change	(40,162)	(47,421)	19,417
Cumulative effect of accounting change, net of tax	—	4,494	—

Net income (loss)	$(40,162)	$(42,927)	$19,417

The following table sets forth, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2002	2001	2000
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	7.5	7.0	5.6

Total revenue	107.5	107.0	105.6

Operating expenses:
Salaries and employee benefits:
Salaries and employee benefits	69.1	66.5	66.5
Nonrecurring compensation expense	—	—	2.1
General and administrative expenses:
General and administrative expenses	30.5	34.6	26.3
Nonrecurring general and administrative expenses	—	—	0.3
Reimbursed expenses	7.5	7.0	5.6
Special charges	13.8	11.7	—

Total operating expenses	120.9	119.7	100.7

Operating income (loss)	(13.4)	(12.7)	4.9
Net non-operating income (expense)	(1.3)	(3.0)	2.7

Income (loss) before income taxes and cumulative effect of accounting change	(14.7)	(15.7)	7.6
Provision for (benefit from) income taxes	(3.3)	(5.3)	4.3

Income (loss) before cumulative effect of accounting change	(11.5)	(10.4)	3.3
Cumulative effect of accounting change, net of tax	—	1.0	—

Net income (loss)	(11.5)%	(9.4)%	3.3%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

2002 Compared to 2001

Revenue before reimbursements (net revenue).  Consolidated net revenue decreased $104.8 million, or 23.0%, to $350.7 million for 2002 compared to $455.5 million for 2001. Excluding the effect of exchange rate fluctuations, net revenue declined approximately 24%. The decline was due to decreased demand for our executive search services across most geographies, industries and disciplines, especially in our Technology and Financial Services practices. The number of confirmed executive searches decreased 20% from 2001. We believe this decrease reflects the impact of the continuing global economic slowdown.

Net revenue in North America was $194.2 million in 2002, a decrease of $63.9 million, or 24.8%, from $258.1 million in 2001. Increases in our Consumer and Professional Services practices were more than offset by declines in our Technology and Financial Services practices. In Latin America, net revenue decreased $3.5 million, or 24.2%, to $11.0 million in 2002 from $14.5 million in 2001, as the region felt the effects of weak U.S. and local economies and political turmoil in some countries. Most of the practices reported declines. Net revenue in Europe decreased $31.3 million, or 20.1%, to $124.4 million in 2002 from $155.7 million in 2001. Excluding the impact of exchange rate fluctuations, Europe’s net revenue declined approximately 24%. Most practices experienced declines in net revenue from 2001 to 2002. In Asia Pacific, net revenue was $21.1 million in 2002, a decrease of $6.1 million, or 22.5%, from $27.2 million in 2001. Excluding the impact of exchange rate fluctuations, net revenue decreased 24% compared to 2001. Increases in the region’s Professional Services and Higher Education/Nonprofit practices were more than offset by declines in the Financial Services, Technology, and other practices.

Salaries and employee benefits.  Consolidated salaries and employee benefits expense decreased $60.5 million, or 20.0%, to $242.3 million in 2002 from $302.8 million in 2001. The decrease in dollar terms was primarily attributable to lower accruals for performance-based compensation, related in part to the lower net revenue, and lower fixed costs as a result of the elimination of more than 1,000 positions, or approximately 40% of our workforce, since June 2001. As a percentage of net revenue, salaries and employee benefits expense increased to 69.1% for 2002 from 66.5% for 2001. This increase as a percentage of net revenue was primarily due to the impact of lower net revenue against our fixed salaries and employee benefits expense, partially offset by a lower percentage of net revenue being accrued for performance-based compensation for executive search consultants, management and support staff. The average number of executive search consultants for 2002 was 391, a decrease of 23%, compared to an average of 507 in 2001.

General and administrative expenses.  Consolidated general and administrative expenses decreased $50.5 million, or 32.1%, to $106.9 million in 2002 from $157.4 million in 2001. This decrease was due to lower discretionary spending, lower bad debt expense, and cost savings from the consolidation and closing of offices. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we did not record goodwill amortization for 2002. For 2001, general and administrative expenses included $2.5 million of goodwill amortization. As a percentage of net revenue, general and administrative expenses decreased to 30.5% in 2002 from 34.6% in 2001.

Special charges.  In 2002, we recorded special charges of $48.5 million related to reductions in our workforce and the consolidation and closing of offices. In 2001, we recorded special charges for $53.2 million related to reductions in our workforce, the consolidation and closing of offices, and the settlement of the former CEO’s contract upon his retirement. The following table summarizes the workforce reductions as well as the special charges related to all announced initiatives:

	Employee Reductions			Special Charges
Special Charges by Announcement Date	Consultants	All Other	Total	Employee- related	Office Closings	Other Cash Charges	Total
				(In millions)
June 2001 Announcement:
Q2 2001	63	222	285	$7.7	$—	$0.5	$8.2
Q3 2001	6	9	15	1.0	1.0	0.2	2.3

Total	69	231	300	8.7	1.0	0.7	10.4

October 2001 Announcement:
Q4 2001	67	253	320	15.0	27.1	0.7	42.8
Q1 2002	51	115	166	10.4	12.8	—	23.2

Total	118	368	486	25.4	39.9	0.7	66.0

October 2002 Announcement:
Q4 2002	61	175	236	12.2	13.2	—	25.4

Special Charges by Year:
Total 2001	136	484	620	$23.7	$28.1	$1.4	$53.2

Total 2002	112	290	402	$22.6	$26.0	$—	$48.5

Note: Consultants include both executive and management search consultants.

Totals and subtotals may not equal the sum of individual line items due to rounding.

In June 2001, we announced a reduction of our workforce. The actions affected 300 people, or 13% of the firm’s global workforce. Of the reductions, 69 were executive and management search consultants and the remainder was support staff in executive and management search and in the corporate departments. Nearly two-

thirds of the layoffs were in North America, 24% were in Europe, and the rest were in Latin America and Asia Pacific. As a result of this workforce reduction, we recorded special charges of $10.4 million in the nine months ended September 30, 2001, primarily for severance and related costs. The charges were substantially all cash.

In October 2001, we announced additional reductions in our workforce, the consolidation and closing of offices, and the settlement of the former CEO’s contract upon his retirement. The actions affected 486 employees or approximately 20% of the firm’s global workforce. Of the reductions, 118 were executive and management search consultants and the remainder was support staff in executive and management search and in the corporate departments. Approximately 55% of the reduction was in North America, 35% was in Europe, and the rest were in Latin America and Asia Pacific.

As a result of the actions announced in October 2001, we recorded $42.8 million of special charges in the 2001 fourth quarter and $23.2 million in the 2002 first quarter. The special charges recorded in the 2001 fourth quarter included $15.0 million for severance and other employee-related costs, of which $7.8 million relates to the settlement of the former CEO’s contract upon his retirement. In addition, charges related to the consolidation and closing of offices were $27.1 million, of which $1.6 million is goodwill impairment related to the exit from South Africa and the Baltic region. The remainder of the charges, $0.7 million, is primarily for other cash expenses incurred as a result of the announced actions. The 2002 first quarter special charges of $23.2 million include severance and other employee-related costs of $10.4 million, and $12.8 million related to the consolidation and closing of offices.

In October 2002, we announced additional reductions in our workforce and the consolidation and closing of offices, recording a charge of $25.4 million. The actions affected 236 employees, of which 156 were in Europe. Of the reductions, 61 were executive and management search consultants and the remainder was support staff. Of the $25.4 million special charge, $12.2 million was for severance and related costs, $10.6 million was facilities-related, and $2.6 million was for the write-off of goodwill and intangible assets. Approximately 80% of the special charge is expected to be paid in cash.

Approximately $39.2 million of the 2001 and 2002 special charges remained unpaid as of December 31, 2002. The majority of the amounts remaining to be paid relate to real estate leases. Cash disbursements lag the charges because charges related to disposing of leases are recorded currently, while the cash spending for each affected lease will continue until sub-leasing, or negotiations with the lessor to terminate the lease, are completed. Based on current estimates, approximately $20.7 million is expected to be paid in 2003 with the remaining $18.5 million payable in years subsequent to 2003.

Operating income (loss).  The following table summarizes our consolidated operating loss for 2002 and 2001, respectively:

Consolidated operating income (loss)	2002	2001	Increase (decrease) in operating income
	(In millions)
Total regions	$29.2	$28.8	$0.4
Corporate	(27.8)	(33.5)	5.7

Operating income (loss) before special charges	1.5	(4.7)	6.2
Special charges	(48.5)	(53.2)	4.7

Consolidated operating loss	$(47.1)	$(57.9)	$10.8

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Our consolidated operating loss was $47.1 million in 2002, a decrease of $10.8 million, compared to an operating loss of $57.9 million in 2001. The decrease in the operating loss was primarily due to lower special charges, lower corporate costs and improved profitability in the geographic regions. Operating income before special charges increased $6.2 million to $1.5 million in 2002 from an operating loss before special charges of $4.7 million in 2001. The increase in operating income before special charges was driven by a $60.5 million reduction in salaries and employee benefits expense due to reductions in our workforce and lower accruals for performance-based compensation, and a $50.5 million reduction of general and administrative expenses due to reduced spending on discretionary items, reductions in bad debt expense, and savings from office consolidations and closings. These cost reductions more than offset the $104.8 million decline in net revenue compared to 2001.

In North America, operating income for 2002 increased $9.7 million to $33.7 million from $24.0 million in 2001. The decline of $63.9 million in North America’s net revenue was offset by lower levels of fixed salaries and employee benefits expense, bad debt expense, discretionary spending and facilities-related expenses. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices which have occurred since June 2001.

In Latin America, the operating loss increased $0.8 million to $2.8 million in 2002, compared to an operating loss of $2.0 million in 2001. The increase in the operating loss was attributable to a $3.5 million decline in Latin America’s net revenue, costs related to converting certain wholly-owned subsidiaries into licensees and an adjustment for value-added taxes, partially offset by lower performance-based and fixed compensation expenses due to consultant departures.

In Europe, the operating loss was $3.2 million in 2002, compared to operating income of $4.9 million in 2001. The decline of $8.1 million was attributable to a $31.3 million decline in Europe’s net revenue, partially offset by lower salaries and employee benefits expense reflecting the lower net revenue and lower headcount due to the reductions in workforce which have occurred since June 2001. The initiatives announced in the fourth quarter of 2002 are expected to improve the Europe region’s profitability in 2003.

In Asia Pacific, operating income in 2002 was $1.5 million compared to operating income of $1.9 million in 2001. The decline in operating income of $0.4 million was attributable to a decline in net revenue of $6.1 million, partially offset by lower salaries and employee benefits expense and lower general and administrative expenses, primarily bad debt expense.

Unallocated corporate expenses declined $5.7 million, or 17.1%, to $27.8 million in 2002 from $33.5 million in 2001 due to reduced costs associated with corporate staffing, the elimination of goodwill amortization, and lower discretionary spending.

The special charges incurred in 2002 and 2001 of $48.5 million and $53.2 million, respectively, are explained in the preceding section captioned “Special charges.”

Net non-operating income (expense).  Consolidated net non-operating expense for 2002 was $4.6 million compared to $13.6 million for 2001. The following table presents the components of our net non-operating income (expense) for 2002 and 2001, respectively:

Consolidated non-operating income (expense)	2002	2001	Increase (decrease) in net non- operating income
	(In millions)
Interest income	$2.0	$5.5	$(3.5)
Interest expense	(0.2)	(0.2)	—

Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	1.6	1.0	0.6
Net unrealized loss on derivative instruments	(3.0)	(4.7)	1.7

Net realized and unrealized gains (losses)	(1.3)	(3.7)	2.4

Write-down of long-term investments	(5.0)	(14.8)	9.8
Other, net	(0.1)	(0.5)	0.4

Net non-operating expense	$(4.6)	$(13.6)	$9.0

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Interest income in 2002 declined $3.5 million compared to 2001 due to lower cash balances available for investment and lower returns on the invested cash.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value, net of consultants’ bonuses. Some of the warrants in our portfolio meet the definition of derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations rather than as a component of accumulated other comprehensive income. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of consultants’ bonuses and other costs. The accounting for SFAS No. 133 is more fully described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. During 2002, we recognized $1.6 million of realized gains and $3.0 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio. During 2001, we recognized $1.0 million of realized gains and $4.7 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio.

The write-down of long-term investments totaled $5.0 million in 2002 and $14.8 million in 2001. In the second quarter of 2002, due to the continuing decline in the valuation of technology start-up companies, we wrote down the remainder of our investment in ETF Group, incurring a non-cash charge of $5.0 million. In the fourth quarter of 2001, we wrote down half of our $10.0 million investment in ETF Group, because its portfolio of companies had been adversely affected by the downturn in the valuation of technology start-up companies. During the third quarter of 2001, we wrote down our investment in Silicon Valley Internet Capital (“SVIC”) due to the economy’s impact on the value of Internet infrastructure start-up companies, which resulted in a non-cash charge of $9.8 million. At the time of our initial investment in SVIC, Mr. Robert W. Shaw was a member of our Board of Directors and had an ownership interest in SVIC.

Cumulative effect of change in accounting principle.  As a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments on January 1, 2001, we recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants’ bonuses, other costs and taxes.

Income taxes.  In 2002, the tax benefit was recorded at a rate of 22.2%, reflecting valuation allowances related to the recoverability of foreign tax credits, foreign net operating losses and other tax-related allowances. In 2001, the tax benefit reflected a rate of 33.7%. During 2002, we had a pre-tax loss of $51.7 million compared to a loss before taxes and the cumulative effect of the accounting change, of $71.5 million in 2001. The income tax provision and related current and deferred tax balances are more fully described in Note 6, Income Taxes, in the Notes to Consolidated Financial Statements.

2001 Compared to 2000

Revenue before reimbursements (net revenue).  Our consolidated net revenue of $455.5 million in 2001 represented a decline of $138.9 million, or 23.4%, from $594.4 million in 2000, reflecting the impact of the global economic slowdown. Excluding the effect of exchange rate fluctuations, revenue for 2001 decreased 22% from 2000. The decline was due primarily to a decrease in demand for our executive search services across most geographies, industries and disciplines. North America experienced the largest decline, on a regional basis. From an industry perspective, our Technology, Financial Services and Consumer practices were most negatively affected. Confirmed searches decreased 36% compared to 2000.

In North America, net revenue was $258.1 million for 2001, a decrease of $105.5 million, or 29.0%, from $363.6 million for 2000. While all practices had lower net revenue, the region’s Technology and Financial Services practices were most affected by lower demand. In Latin America, net revenue was $14.5 million for

2001, a decrease of $5.5 million, or 27.4%, from $20.0 million for 2000. The decline in net revenue was primarily in the region’s Technology and Consumer practices. Europe’s net revenue was $155.7 million for 2001, a decrease of $20.7 million, or 11.8%, from $176.4 million for 2000. Excluding the impact of exchange rate fluctuations, net revenue decreased 9% compared to 2000. Higher net revenue in the region’s Professional Services, Higher Education/Nonprofit and Industrial practices was more than offset by declines in other practices, particularly the Financial Services and Technology practices. In Asia Pacific, net revenue was $27.2 million for 2001, a decrease of $7.2 million, or 20.9%, from $34.4 million for 2000, reflecting lower demand in most practices. Excluding the impact of exchange rate fluctuations, net revenue decreased 14% compared to 2000.

Salaries and employee benefits.  Our consolidated salaries and employee benefits were $302.8 million for 2001, a decrease of $92.3 million, or 23.4%, from $395.1 million for 2000. As a percentage of net revenue, salaries and employee benefits were 66.5% for both 2001 and 2000. The decline in dollar terms was primarily due to lower accruals for performance-based compensation for management, executive search consultants and support staff attributable to the impact of reduced levels of net revenue and profitability on our variable compensation structure. The expense also declined because we renegotiated certain minimum guaranteed compensation arrangements that resulted in an extension from a one-year to a three-year amortization period, and because we recouped in the first quarter of 2001 previously accrued performance-related bonuses that were not earned because individuals did not meet performance goals in 2000. Partially offsetting these reductions was an increase in expense due to a greater number of executive search consultants and support staff compared to the prior year. The average number of executive search consultants for 2001 was 507, an increase of 15%, compared to an average of 441 for 2000.

General and administrative expenses.  Our consolidated general and administrative expenses were $157.4 million for 2001, an increase of $1.2 million, or 0.7%, compared to $156.2 million for 2000. As a percentage of net revenue, general and administrative expenses increased to 34.6% for 2001 from 26.3% in 2000, primarily because of the relatively large fixed component of our costs matched against substantially lower than anticipated net revenue. The increase in dollar terms reflects higher facilities and related expenses due to the increase in the average number of executive search consultants and support staff, higher practice and professional development expenses, and higher technology-related expenses, offset by lower bad debt expense reflective of lower net revenue levels and improved collections, and reductions in marketing and general operating expenses at LeadersOnline.

Special charges.  For 2001, we incurred special charges of $53.2 million. During the second quarter of 2001, we announced a reduction of our workforce. During the fourth quarter of 2001, we announced additional reductions in our workforce, the consolidation and closing of offices, and the settlement of the former CEO’s contract upon his retirement.

The 2001 actions affected 620 employees, approximately 25% of our global workforce, including 136 consultants, most of whom were in the core Executive Search business. The remainder was support staff in Executive Search, LeadersOnline, and in the corporate departments. Nearly 60% of the layoffs were in North America, 35% were in Europe, and the rest were in Latin America and Asia Pacific. The workforce reduction affected virtually all practices.

The special charges include severance and other employee-related costs of $23.7 million, of which $7.8 million relates to the settlement of the former CEO’s contract upon his retirement. In addition, the charges related to the consolidation and closing of offices are $28.1 million, of which $1.6 million is goodwill impairment related to the exit from South Africa and the Baltic region. The remainder of the charge, $1.4 million, is primarily for other cash expenses incurred as a result of the announced actions.

Nonrecurring compensation expense.  During the third quarter of 2000, we recorded nonrecurring compensation expense of $12.2 million as a result of the decision to cancel an initial public offering of the common stock of LeadersOnline. This charge represented the remainder of the non-cash compensation expense related to the issuance of options by LeadersOnline, at a price below the deemed fair market value, for accounting purposes, at the time of issuance. See Note 5, Nonrecurring Compensation and General and Administrative Expenses, in the Notes to Consolidated Financial Statements.

Nonrecurring general and administrative expenses.  During the third quarter of 2000, we recorded nonrecurring general and administrative expenses of $1.8 million due to the write-off of expenses related to the proposed initial public offering of LeadersOnline which was cancelled in September 2000. See Note 5, Nonrecurring Compensation and General and Administrative Expenses, in the Notes to Consolidated Financial Statements.

Operating income (loss).    The following table summarizes our operating income (loss) for 2001 and 2000, respectively:

Consolidated operating income (loss)	2001	2000	Increase (decrease) in operating income
	(In millions)
Region operating income before nonrecurring expenses	$28.8	$73.3	$(44.5)
Nonrecurring compensation expense	—	(12.2)	12.2
Nonrecurring general and administrative expenses	—	(1.8)	1.8
Corporate	(33.5)	(30.3)	(3.2)

Operating income (loss) before special charges	(4.7)	29.1	(33.8)
Special charges	(53.2)	—	(53.2)

Consolidated operating income (loss)	$(57.9)	$29.1	$(87.0)

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

In 2001, our operating loss was $57.9 million compared to operating income of $29.1 million for 2000. The decrease is attributable to the special charges incurred in 2001 of $53.2 million, a decline of $44.5 million in the operating income of the geographic regions, and an increase in unallocated corporate expenses of $3.2 million, partially offset by lower nonrecurring compensation and general and administrative expenses. All geographic regions experienced declines in operating income in 2001 compared to 2000.

In North America, operating income was $24.0 million for 2001, a decrease of $11.9 million, or 33.2%, from $35.9 million in 2000. Excluding the nonrecurring compensation and general and administrative expenses in 2000, North America’s operating income declined $25.9 million due to lower net revenue coupled with higher fixed compensation and general and administrative expenses related to the increase in the number of search teams compared to 2000. The nonrecurring expenses are explained above in the paragraphs captioned “Nonrecurring compensation expense,” and “Nonrecurring general and administrative expenses.”

Our Latin America region incurred an operating loss of $2.0 million in 2001, a decrease of $3.8 million from operating income of $1.8 million in 2000, due primarily to lower net revenue levels.

Europe’s operating income was $4.9 million in 2001, a decrease of $11.9 million, or 71.0%, from $16.8 million in 2000, due primarily to lower net revenue coupled with higher spending on market development initiatives and fixed costs, offset by lower accruals for performance-based compensation for executive search consultants, management and support staff.

In Asia Pacific, operating income was $1.9 million in 2001, a decrease of $2.9 million, or 59.8%, from $4.8 million in 2000, due primarily to lower net revenue levels partially offset by lower compensation-related expenses.

Unallocated corporate expenses increased $3.2 million, or 10.6%, to $33.5 million in 2001 from $30.3 million in 2000, primarily due to higher costs related to our technology initiatives, outside fees for redesigning our global human resources and compensation programs, and several one-time costs to complete commitments made to various organizations by prior senior management.

The special charges incurred in 2001 of $53.2 million are explained above in the section captioned “Special charges.”

Net non-operating income (expense).  The following table presents the components of our net non-operating income (expense) for 2001 and 2000, respectively:

Consolidated non-operating income (expense)	2001	2000	Increase (decrease) in net non-operating income
	(In millions)
Interest income	$5.5	$8.7	$(3.2)
Interest expense	(0.2)	(0.2)	—

Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	1.0	7.4	(6.4)
Net unrealized loss on derivative instruments	(4.7)	—	(4.7)

Net realized and unrealized gains (losses)	(3.7)	7.4	(11.1)

Write-down of long-term investments	(14.8)	(0.2)	(14.6)
Other, net	(0.5)	0.4	(0.9)

Net non-operating income (expense)	$(13.6)	$16.1	$(29.7)

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Our net non-operating expense for 2001 was $13.6 million, a decrease of $29.7 million, compared to net non-operating income of $16.1 million in 2000. Interest income declined by $3.2 million, due primarily to lower levels of cash available for investment and lower yields on invested cash.

Realized gains on investments, net of consultants’ bonuses and other costs, and related primarily to our equity and warrant portfolio, were $1.0 million for 2001 compared to $7.4 million in 2000.

The net unrealized loss on derivative instruments of $4.7 million in 2001 relates to the valuation of a portion of our warrant portfolio in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments, which we adopted on January 1, 2001. The unrealized loss is net of consultants’ bonuses and other costs. Some of the warrants in our portfolio meet the definition of a derivative instrument under SFAS No. 133 and therefore subsequent changes in their fair value must be recorded in the Consolidated Statement of Operations rather than as a component of accumulated other comprehensive income. The accounting for SFAS No. 133 is more fully described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

The write-down of long-term investments totaled $14.8 million in 2001 and $0.2 million in 2000. In the third quarter 2001, we wrote off the remainder of our investment in SVIC, due to the economy’s impact on the value of Internet infrastructure start-up companies. This resulted in a non-cash charge of $9.8 million. Combined with the $0.2 million write-down of SVIC which was recorded in 2000, this resulted in write-downs of the entire investment of $10.0 million in the two-year period. In addition, in the fourth quarter of 2001, we wrote down half of our investment of $10.0 million in ETF Group. The value of the ETF Group’s portfolio of companies had been affected by the downturn in the valuation of technology start-up companies. This resulted in a non-cash charge of $5.0 million in the fourth quarter of 2001.

Income taxes.  For 2001, excluding income taxes related to the cumulative effect of accounting change, we recorded a benefit from income taxes of $24.1 million because of our pretax loss. For 2000, our income tax expense was $25.7 million. The effective tax rate for 2001 and 2000 was 33.7% and 57.0%, respectively. The income tax provision and related current and deferred tax balances are more fully described in Note 6, Income Taxes, in the Notes to Consolidated Financial Statements.

Cumulative effect of change in accounting principle.  As a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments on January 1, 2001, we recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants’ bonuses, other costs and taxes.

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

We believe that the funds expected to be generated from operations and funds available under our committed and unsecured lines of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our special charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts, or transactions with related parties except as related to our investment in SVIC, which we wrote down, in its entirety, by December 31, 2001. See Note 9, Investments, in the Notes to Consolidated Financial Statements.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At December 31, 2002, we had $3.8 million of deferred compensation structured as forgivable loans. The terms of deferred compensation arrangements structured as forgivable loans and granted to executive officers are included in these employees’ employment agreements as filed with the Securities and Exchange Commission.

Lines of credit.  In December 2001, we replaced our $40.0 million committed revolving credit facility which expired on December 31, 2001, with a $50.0 million committed revolving credit facility (the “Facility”). The Facility was amended on March 25, 2002 and November 27, 2002 and will expire on December 28, 2004. Under the Facility we may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under the Facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by tests of our financial condition. The Facility has financial covenants we must meet relating to consolidated EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization, and designated special charges); fixed charge coverage (defined as the ratio of EBITDA to interest expense and capital expenditures); leverage (defined as the ratio of total indebtedness to EBITDA); tangible net worth; working capital; and capital expenditures. The Facility prohibits us from declaring and paying cash dividends on our common stock without the consent of our lenders. In addition, the Facility limits our ability to make acquisitions and incur additional debt. We must pay a facility fee even if no portion of the line of credit is used.

There were no borrowings outstanding under the existing line of credit at December 31, 2002 or December 31, 2001, nor were there any borrowings during the years ended December 31, 2002 and 2001, respectively, under the then existing line of credit. At December 31, 2002, we were in compliance with the financial covenants of the Facility, and no event of default existed.

In February 2003, we entered into an uncommitted line of credit for $5.0 million. This unsecured line of credit expires on February 24, 2004. There are no financial covenants or fees related to this unsecured line of credit. As of March 15, 2003, there were no borrowings under this unsecured line of credit.

Cash and cash equivalents.  Cash and cash equivalents at December 31, 2002 and 2001 were $110.2 million and $108.7 million, respectively.

Cash from operating activities.  In 2002, cash provided by operating activities was $6.0 million, reflecting our net loss adjusted for non-cash items, and the refund of approximately $25.0 million of U.S. income taxes arising from the carryback of net operating losses to prior years and the recovery of estimated taxes paid in the first half of 2001, partially offset by the payments related to our special charges and payment of bonuses in March 2002 and December 2002. In 2003, we anticipate that we will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to our special charges, and therefore do not anticipate paying U.S. income tax in 2003.

In 2001, cash used in operating activities was $20.5 million, reflecting our net loss adjusted for non-cash items, payments related to the special charges, the payment of bonuses in March 2001 and December 2001, and payment of estimated income taxes during the first six months of 2001.

In 2000, cash from operating activities contributed $89.4 million reflecting net income, non-cash expenses such as depreciation and amortization, stock-based compensation and the nonrecurring expenses, as well as a decrease in working capital.

Cash from investing activities.  Cash used in investing activities was $3.9 million for 2002, $22.8 million for 2001 and $46.0 million for 2000.

During 2002, we did not acquire any executive search firms. During 2001, we acquired three executive search firms for $7.8 million, which was paid in cash, restricted stock units, shares of our common stock, and notes payable. During 2000, we acquired six executive search firms for an aggregate of $19.4 million in cash and notes payable and an additional $5.1 million of our common stock.

Capital expenditures were $5.2 million, $24.1 million and $17.9 million for 2002, 2001 and 2000, respectively. In 2002, these expenditures were primarily for computer equipment and software. In 2001 and 2000, these expenditures were primarily for office furniture and fixtures, leasehold improvements, and computer equipment and software. We anticipate that our capital expenditures for 2003 will be approximately $5.0 million to $7.0 million.

During 2002 and 2001, we did not purchase any long-term investments. In 2000, purchases of long-term investments totaled $23.4 million; of this amount $20.0 million was invested in SVIC and ETF Group. On June 29, 2000, we announced that we formed a strategic alliance with SVIC. At the time of our investment in SVIC, Mr. Robert W. Shaw was a member of our Company’s Board of Directors, and had an ownership interest in SVIC. We invested $10.0 million in SVIC’s first round of financing during 2000. On October 26, 2000, we announced that we had entered into an alliance with and invested $10.0 million in ETF Group. By December 31, 2001, we wrote down our entire investment in SVIC, incurring a non-cash charge totaling $10.0 million. In addition, by March 31, 2002 we wrote down our $10.0 million investment in ETF Group, incurring a non-cash charge of $5.0 million in 2002 and $5.0 million in 2001. See also Note 9, Investments, in the Notes to Consolidated Financial Statements.

In 1999, we began selling equity securities obtained as part of our warrant program. During 2002, 2001 and 2000, the amount of cash received from the sale of equity securities received as part of our warrant program, net of consultants’ bonuses and other costs, was $1.5 million, $2.1 million and $7.4 million, respectively.

Cash from financing activities.  For 2002, cash used in financing activities was $1.8 million, resulting primarily from payments on debt related to acquisitions.

For 2001, cash used in financing activities was $28.1 million, resulting primarily from repurchases of our common stock. On March 6, 2001, our Board of Directors authorized management to repurchase up to an aggregate of 2 million shares of our common stock with an aggregate purchase price up to $100 million through March 5, 2003. During 2001, we repurchased 1,445,500 shares of common stock for $27.7 million. During 2002, we repurchased 4,032 shares of common stock for $0.1 million. As of December 31, 2002, approximately 550,000 shares may be repurchased under the authorization. From February 25, 2003 through March 5, 2003, we repurchased 288,000 shares of common stock for $3.2 million.

For 2000, cash provided by financing activities was $64.8 million, resulting primarily from the net proceeds raised in a follow-on sale of our common stock and the private sales of LeadersOnline stock, partially offset by payments for the repurchase of LeadersOnline options and stock, and payment on debt related to the acquisition in 1998 of Fenwick Partners, Inc., a Boston-based executive search firm. On April 10, 2000, LeadersOnline filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its Class A common stock. In April 2000, LeadersOnline sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain of our employees for $5.00 per share. The net cash proceeds, after expenses, were $2.9 million and we recorded a gain in stockholders’ equity of $2.7 million as a result of this transaction. In the third quarter of 2000, we made a decision to cancel the proposed initial public offering of LeadersOnline. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission and paid $3.1 million to repurchase the stock sold to VerticalNet, Inc. and to certain of our employees. In addition, we paid $10.0 million to compensate option holders for the cancellation of their options.

Application of Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in the Notes to Consolidated Financial Statements. The application of certain of these policies requires significant judgments or an estimation process that may affect our results of operations, financial position and cash flows, as well as the related footnote disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. The accounting policies and estimates with the greatest potential to have a significant impact on our operating results, financial position, cash flows and footnote disclosures are as follows:

Revenue recognition.  We recognize revenues in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and its related interpretations. Revenue before reimbursements for out-of-pocket expenses (“net revenue”) is recognized when earned and realizable and therefore when the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, the fee to our client is fixed or determinable, and collectibility is reasonably assured. Net revenue consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation of the position to be filled. If actual compensation of the placed candidate exceeds the estimated compensation, we are generally authorized to bill the client for one-third of the excess. Net revenue from executive search engagements is recognized over the expected period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the arrangements. Net revenue in excess of the retainer, resulting from actual compensation of the placed candidate exceeding estimated compensation, is recognized upon completion of the executive search when the amount of the additional fee is known. Our assumptions about the duration of the time and extent of efforts for search teams to complete our services in an executive search engagement require significant judgment as these variables have fluctuated in the past and are expected to continue to do so.

Allowance for doubtful accounts.  Accounts receivable from our customers are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in existing accounts receivable balances. We determine the allowance for doubtful accounts through an analysis of several factors, including the aging of our accounts receivable, historical write-off experience, and specific account analyses. We consider current and projected economic conditions and historical trends when determining the allowance for doubtful accounts. Actual collections of accounts receivable could differ from our estimates due to changes in future economic or industry conditions or specific customers’ financial condition.

Accruals related to the consolidation and closing of offices recorded as part of our special charges.  In October 2002, October 2001 and June 2001, we announced cost reduction initiatives to better align costs with expected revenue levels. These initiatives included the consolidation and closing of offices where we had long-term leases. At the time of the office closings and consolidations, we accrued the estimated costs associated with these actions. The accruals were established in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Inherent in these accruals are estimates concerning vacancy periods, expected sublease income, and costs to terminate the leases. These accruals are periodically updated to reflect information concerning the commercial real estate markets in which the related offices are located. We believe that the accounting estimate related to accruals for the consolidation and closing of offices is a critical accounting estimate because it is highly susceptible to changes in the commercial real estate markets and the local regional economic factors where this leased office space is located.

Income taxes.  Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of December 31, 2002, we concluded that it is more likely than not that deferred tax assets, net of existing valuation allowances, will be realized through the generation of future taxable income. In making this assessment, we consider expected sources of future taxable income arising from the scheduled reversal of temporary differences that have generated deferred tax liabilities, projected taxable income from operations, tax planning strategies and the expected future expiration dates of tax loss carryforwards. We incurred taxable losses in 2002 and 2001, primarily resulting from special charges recorded as a result of aligning the cost structure with expected revenue levels. Valuation allowances have been established against foreign tax credits and tax benefits attributable to loss carryforwards in certain foreign jurisdictions with expiration periods ranging from three- to ten-years.

Our evaluation of the realizability of deferred tax assets is based on current assumptions and estimates. We periodically review these assumptions and estimates based on projected operating results for tax jurisdictions where we have significant deferred tax assets. The timing and strength of an economic recovery in the United States and other areas of the world continues to be unclear. Further economic declines in future periods may impact our ability to realize the deferred tax assets.

Recently Issued Financial Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies are required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. We do not anticipate that adoption of SFAS No. 146 will have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ended after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. We do not anticipate that adoption of Interpretation No. 45 will have a material impact on our financial condition or results of operations.

Quarterly Comparisons

The following table sets forth certain financial information for each quarter of 2002 and 2001. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document and include all adjustments, consisting only of normal recurring items, necessary for the fair presentation of the information for the periods presented. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2002				2001
	Mar. 31(1)	June 30	Sept. 30	Dec. 31(2)	Mar. 31(3)	June 30(4)	Sept. 30(5)	Dec. 31(6)
	(in thousands)
Revenue before reimbursements (net revenue)	$91,723	$93,476	$87,356	$78,157	$139,268	$123,171	$104,618	$88,477
Operating income (loss) before special charges	(4,987)	956	3,554	1,946	7,849	881	(5,720)	(7,672)
Special charges	23,169	—	—	25,363	—	8,163	2,272	42,795
Operating income (loss)	(28,156)	956	3,554	(23,417)	7,849	(7,282)	(7,992)	(50,467)
Income (loss) before income taxes and cumulative effect of accounting change	(27,285)	(5,227)	2,585	(21,726)	8,486	(6,965)	(19,302)	(53,734)
Income (loss) before cumulative effect of accounting change	(17,735)	(3,397)	924	(19,954)	4,837	(3,970)	(13,007)	(35,281)
Cumulative effect of accounting change	—	—	—	—	4,494	—	—	—
Net income (loss)	(17,735)	(3,397)	924	(19,954)	9,331	(3,970)	(13,007)	(35,281)

(1)	During the first quarter of 2002, we recorded $23.2 million of special charges related to the cost reduction initiatives announced in October 2001.

(2)	In October 2002, we announced reductions in our workforce and the consolidation and closing of offices, and as a result recorded a special charge of $25.4 million in the fourth quarter of 2002.

(3)	On January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. As a result, we recorded a transition adjustment to income of $4.5 million, net of consultants’ bonuses, other costs and taxes.

(4)	In June 2001, we announced reductions in our workforce. As a result of these workforce reductions, we recorded special charges in the second quarter of 2001 totaling $8.2 million.

(5)	During the third quarter of 2001, we recorded special charges of $2.3 million related to the reduction in workforce, which was announced in June 2001.

(6)	In October 2001, we announced additional reductions of our workforce, the consolidation and closing of offices, and the settlement of the former CEO’s contract upon his retirement. As a result of these announced actions, we recorded special charges totaling $42.8 million in the 2001 fourth quarter.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative instruments.    We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. The warrants are recorded at fair value, net of consultants’ bonuses. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations are affected by the fluctuations in the fair value of these derivative instruments.

Currency market risk.    With our operations primarily in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Historically, we have not experienced significant gains or losses on transactions involving U.S. dollars and other currencies. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. Based on our 2002 net loss of $40.2 million, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net loss by approximately $0.3 million. For financial information by geographic segment, see Note 3, Segment Information, in the Notes to Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheet of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the 2002 consolidated financial statements, we have also audited the 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of Heidrick & Struggles International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ reports, dated February 6, 2002, on the 2001 and 2000 consolidated financial statements and financial statement schedule were unqualified, before the disclosures added and adjustments described in Notes 1, 3, and 12 to the consolidated financial statements, and included an explanatory paragraph that described the change in the Company’s method of accounting for certain derivative financial instruments.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described above, the 2001 and 2000 consolidated financial statements of Heidrick & Struggles International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 12, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 12 are appropriate. As described in Note 1, the Company adopted the provisions of Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-pocket’ Expenses Incurred,” in 2002, and the amounts in the 2001 and 2000 consolidated statements of operations have been reclassified to conform to the 2002 presentation. As described in Note 3, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to reclassify the presentation of expense reimbursements and to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Heidrick & Struggles International, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/S/ KPMG LLP

Chicago, Illinois

February 20, 2003

Note: This Report of Independent Public Accountants is a copy of a previously issued Report of Arthur Andersen LLP, Independent Public Accountants, and has not been reissued by Arthur Andersen LLP. This Report was filed as part of the Form 10-K of Heidrick & Struggles International, Inc. for the year ended December 31, 2001. The registrant has been unable to obtain a reissued Report of Arthur Andersen LLP or a currently dated consent to the incorporation of this previously issued Report of Arthur Andersen LLP into the registrant’s current registration statements. While the extent of any resulting limitations on recovery by investors is unclear, the lack of a currently dated consent could limit the time within which any actions against Arthur Andersen LLP for violations of securities laws may be brought.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

Heidrick & Struggles International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained in Note 7 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for certain derivative instruments to conform with Statements of Financial Accounting Standards No. 133 and its subsequent amendments. As a result of the adoption, the Company recorded $4.5 million of income (after tax) as a cumulative effect of a change in accounting principle.

/S/ ARTHUR ANDERSEN LLP

Chicago, Illinois,

February 6, 2002

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$110,220	$108,732
Accounts receivable, less allowance for doubtful accounts of $7,463 and $13,749 at December 31, 2002 and 2001, respectively	41,774	54,241
Other receivables	3,552	5,870
Prepaid expenses	11,881	11,445
Income taxes recoverable, net	6,125	22,958
Deferred income taxes, net	24,924	36,605

Total current assets	198,476	239,851

Property and equipment:
Leasehold improvements	27,385	32,640
Office furniture, fixtures and equipment	27,906	32,104
Computer equipment and software	46,414	44,596

	101,705	109,340
Accumulated depreciation and amortization	(63,475)	(54,976)

Property and equipment, net	38,230	54,364

Other non-current assets:
Assets designated for pension plan	21,196	16,624
Investments	3,007	14,836
Other non-current assets	9,478	14,637
Goodwill, net	50,271	51,110
Other intangibles, net	10,230	12,595
Deferred income taxes, net	32,176	7,089

Total other non-current assets	126,358	116,891

Total assets	$363,064	$411,106

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2002	2001
Current liabilities:
Current maturities of long-term debt	$1,161	$2,480
Accounts payable	8,887	13,391
Accrued expenses—
Salaries and employee benefits	67,514	96,991
Other	20,704	18,955
Current portion of accrued special charges	20,705	15,248

Total current liabilities	118,971	147,065

Non-current liabilities:
Long-term debt, less current maturities	294	1,959
Retirement and pension plans	25,234	19,092
Non-current portion of accrued special charges	18,531	13,282
Other non-current liabilities	323	117

Total non-current liabilities	44,382	34,450

Total liabilities	163,353	181,515

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2002 and 2001	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,152,346 and 18,040,779 shares were outstanding at December 31, 2002 and 2001, respectively	196	195
Treasury stock at cost, 1,433,431 and 1,435,500 shares at December 31, 2002 and 2001, respectively	(27,421)	(27,459)
Additional paid in capital	260,445	258,699
Retained earnings (accumulated deficit)	(26,227)	13,935
Cumulative foreign currency translation adjustment	(1,241)	(5,881)
Unrealized gain on available-for-sale investments, net of tax	57	9
Deferred stock-based compensation	(6,098)	(9,907)

Total stockholders’ equity	199,711	229,591

Total liabilities and stockholders’ equity	$363,064	$411,106

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Revenue before reimbursements (net revenue)	$350,712	$455,534	$594,394
Reimbursements	26,133	32,065	33,221

Total revenue	376,845	487,599	627,615

Operating expenses:
Salaries and employee benefits:
Salaries and employee benefits	242,330	302,792	395,105
Nonrecurring compensation expense	—	—	12,222
General and administrative expenses:
General and administrative expenses	106,913	157,404	156,242
Nonrecurring general and administrative expenses	—	—	1,753
Reimbursed expenses	26,133	32,065	33,221
Special charges	48,532	53,230	—

Total operating expenses	423,908	545,491	598,543

Operating income (loss)	(47,063)	(57,892)	29,072

Non-operating income (expense):
Interest income	2,018	5,523	8,723
Interest expense	(210)	(166)	(209)
Net realized and unrealized gains (losses) on equity and warrant portfolio	(1,325)	(3,703)	7,399
Write-down of long-term investments	(5,000)	(14,760)	(240)
Other, net	(73)	(517)	418

Net non-operating income (expense)	(4,590)	(13,623)	16,091

Income (loss) before income taxes and cumulative effect of accounting change	(51,653)	(71,515)	45,163
Provision for (benefit from) income taxes	(11,491)	(24,094)	25,746

Income (loss) before cumulative effect of accounting change	(40,162)	(47,421)	19,417
Cumulative effect of accounting change, net of tax	—	4,494	—

Net income (loss)	$(40,162)	$(42,927)	$19,417

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(2.22)	$(2.52)	$1.02
Cumulative effect of accounting change	—	0.24	—

Total basic earnings (loss) per common share	$(2.22)	$(2.28)	$1.02

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(2.22)	$(2.52)	$0.95
Cumulative effect of accounting change	—	0.24	—

Total diluted earnings (loss) per common share	$(2.22)	$(2.28)	$0.95

Weighted average common shares outstanding:
Basic	18,107	18,839	18,979
Diluted	18,107	18,839	20,389

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

			Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Deferred Stock- Based Compen- sation	Total
	Common Stock
	Shares	Amount
Balance at December 31, 1999	16,663	$167	$—	$124,363	$37,445	$5,905	$—	$167,880
Net income		—	—	—	19,417	—	—	19,417
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax (pretax $4,885)		—	—	—	—	(2,759)	—	(2,759)
Foreign currency translation adjustment		—	—	—	—	(1,288)	—	(1,288)

Total comprehensive income (loss)		—	—	—	19,417	(4,047)	—	15,370

Common stock transactions:
Stock issued for acquisitions	148	1	—	6,166	—	—	—	6,167
Stock issued to employees	64	1	—	2,997	—	—	—	2,998
Stock issued in follow-on public offering	2,458	25	—	76,160	—	—	—	76,185
Issuance of restricted stock units		—	—	20,225	—	—	(7,117)	13,108
Amortization of deferred compensation		—	—	—	—	—	1,222	1,222
Forfeitures of restricted stock units		—	—	(459)	—	—	39	(420)
Exercise of stock options	40	—	—	553	—	—	—	553
Gain on sale of subsidiary stock		—	—	2,711	—	—	—	2,711
Subsidiary stock repurchase and cancellation of options		—	—	1,903	—	—	—	1,903

Balance at December 31, 2000	19,373	194	—	234,619	56,862	1,858	(5,856)	287,677
Net loss before cumulative effect of accounting change		—	—	—	(47,421)	—	—	(47,421)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax (pretax $258)		—	—	—	—	(147)	—	(147)
Foreign currency translation adjustment		—	—	—	—	(4,002)	—	(4,002)
Cumulative effect of accounting change, net of tax (pretax $7,882)		—	—	—	4,494	(3,581)	—	913

Total comprehensive income (loss)		—	—	—	(42,927)	(7,730)	—	(50,657)

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	22,295	—	—	(8,127)	14,168
Amortization of deferred compensation		—	—	—	—	—	4,024	4,024
Forfeitures of restricted stock units		—	—	(885)	—	—	52	(833)
Issuance of stock for acquisitions	20	—	—	430	—	—	—	430
Exercise of stock options	49	1	—	675	—	—	—	676
Net (purchases) reissuances of treasury stock	(1,435)	—	(27,459)	68	—	—	—	(27,391)
Vesting of restricted stock units	34	—	—	(269)	—	—	—	(269)
Accrued compensation		—	—	1,766	—	—	—	1,766

Balance at December 31, 2001	18,041	195	(27,459)	258,699	13,935	(5,872)	(9,907)	229,591
Net loss		—	—	—	(40,162)	—	—	(40,162)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax (pretax $83)		—	—	—	—	48	—	48
Foreign currency translation adjustment		—	—	—	—	4,640	—	4,640

Total comprehensive income (loss)		—	—	—	(40,162)	4,688	—	(35,474)

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	2,055	—	—	(2,055)	—
Amortization of deferred compensation		—	—	—	—	—	5,096	5,096
Forfeitures of restricted stock units		—	—	(2,900)	—	—	768	(2,132)
Issuance of common stock	47	—	—	332	—	—	—	332
Exercise of stock options	63	1	—	889	—	—	—	890
Net (purchases) reissuances of treasury stock	1	—	38	63	—	—	—	101
Accrued compensation under performance share plan		—	—	1,307	—	—	—	1,307

Balance at December 31, 2002	18,152	$196	$(27,421)	$260,445	$(26,227)	$(1,184)	$(6,098)	$199,711

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(40,162)	$(42,927)	$19,417
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,262	22,156	19,064
Loss on sale of property and equipment	339	901	538
Gain on sale of equity securities	(1,630)	(978)	(7,399)
Write-down of long-term investments	5,000	14,760	240
Deferred income taxes	(12,030)	(12,388)	(12,672)
Minority interest in loss of consolidated subsidiary	—	—	(208)
Nonrecurring compensation and general and administrative expenses	—	—	13,975
Net unrealized loss on derivative instruments	2,955	4,681	—
Cumulative effect of accounting change, net of tax	—	(4,494)	—
Stock-based compensation expense, net	4,271	3,251	3,920
Special charges	48,532	53,230	—
Cash paid for special charges	(25,396)	(20,792)	—
Changes in assets and liabilities:
Trade and other receivables	17,223	50,329	(26,435)
Accounts payable	(5,172)	3,337	1,341
Accrued expenses	(30,342)	(42,327)	75,175
Income taxes recoverable, net	16,583	(39,390)	5,720
Retirement and pension plan liabilities	2,887	(611)	923
Other assets and liabilities, net	7,710	(9,231)	(4,240)

Net cash provided by (used in) operating activities	6,030	(20,493)	89,359

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,400)	(15,648)
Purchases of securities for nonqualified retirement plan	—	—	(239)
Purchases of property and equipment	(5,201)	(24,059)	(17,885)
Purchases of long-term investments	—	—	(23,417)
Proceeds from sales of equity securities, net	1,457	2,147	7,399
Other, net	(204)	1,558	3,754

Net cash used in investing activities	(3,948)	(22,754)	(46,036)

Cash flows from financing activities:
Proceeds from sales of common stock and treasury stock	—	—	76,185
Proceeds from sale of subsidiary stock	—	—	2,919
Proceeds from stock options exercised	890	676	553
Purchases of treasury stock	(81)	(27,721)	—
Repurchase of subsidiary options and stock	—	—	(13,018)
Payments on debt	(2,583)	(1,015)	(1,822)

Net cash provided by (used in) financing activities	(1,774)	(28,060)	64,817

Effect of foreign currency exchange rates on cash and cash equivalents	1,180	(4,797)	(152)

Net increase (decrease) in cash and cash equivalents	1,488	(76,104)	107,988

Cash and cash equivalents:
Beginning of year	108,732	184,836	76,848

End of year	$110,220	$108,732	$184,836

Supplemental disclosures of cash flow information
Cash paid (refunded) for—
Interest	$37	$172	$118
Income taxes	(15,335)	26,962	33,400

Supplemental schedule of noncash financing and investing activities
Unrealized gain (loss) on available-for-sale investments	$83	$(258)	$(4,885)
Debt from the acquisition of net assets	—	3,580	1,745
Issuance of stock for merger and acquisitions	—	430	5,084
Issuance of stock related to debt from acquisition	—	—	1,083

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per share figures)

1. Summary of Significant Accounting Policies

Nature of Business

Heidrick & Struggles International, Inc. and Subsidiaries (the “Company”) are engaged in providing executive search and leadership consulting services to clients on a retained basis. The Company operates principally in North America, Latin America, Europe and Asia Pacific.

Principles of Consolidation

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make certain estimates and assumptions required under accounting principles generally accepted in the United States of America, which may differ from the actual results. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, and accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s special charges.

Revenue Recognition

Revenue before reimbursements of out-of-pocket expenses (net revenue) consists of retainers and indirect expenses billed to clients. For each assignment, the Company and its client enter into a contract that outlines the general terms and conditions of the assignment. Typically, the Company is paid a retainer for its executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, the Company often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and its related interpretations. Net revenue is recognized when earned and realizable and therefore when the following criteria have been met: persuasive evidence of an arrangement exists, services have been rendered, the fee to our client is fixed or determinable, and collectibility is reasonably assured. Net revenue consists of retainers and indirect expenses billed to clients. Net revenue from executive search engagements is recognized over the expected period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the arrangements. Net revenue in excess of the retainer, resulting from actual compensation of the placed candidate exceeding estimated compensation, is recognized upon completion of the executive search when the amount of the additional fee is known.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF No. 01-14). EITF No. 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue. The Company adopted EITF No. 01-14 in 2002. Historically, the Company

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classified reimbursements of out-of-pocket expenses as a reduction of operating expenses. The change in presentation has no impact on the Company’s financial condition or results of operations. Prior period information was revised to reflect the change in presentation.

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

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At December 31, 2002, $3.8 million of deferred compensation was structured as forgivable loans. The terms of deferred compensation arrangements structured as forgivable loans and granted to executive officers are included in these employees’ employment agreements as filed with the Securities and Exchange Commission.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net earnings and basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

	2002	2001	2000
Net earnings (loss):
As reported	$(40,162)	$(42,927)	$19,417
Pro forma	(49,522)	(52,175)	15,613

Basic earnings (loss) per share:
As reported	$(2.22)	$(2.28)	$1.02
Pro forma	(2.73)	(2.77)	0.82

Diluted earnings (loss) per share:
As reported	$(2.22)	$(2.28)	$0.95
Pro forma	(2.73)	(2.77)	0.77

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options at their grant date during 2002, 2001 and 2000, were $8.75, $20.50 and $23.99, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2002	2001	2000
Risk-free interest rate	4.4%	4.9%	6.2%
Expected years until exercise	4.5	6.2	5.4
Expected stock volatility	52.0%	61.3%	54.3%
Dividend yield	0%	0%	0%

Compensation expense resulting from grants of restricted stock units is measured on the date of grant and is amortized primarily on a straight-line basis over the vesting period.

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

    Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect. See Note 8, Basic and Diluted Earnings per Common Share, for the reconciliation of basic and diluted earnings per share.

    Translation of Foreign Currencies

The translation of financial statements into U.S. dollars has been performed in accordance with SFAS No. 52, “Foreign Currency Translation.” The local currency for all subsidiaries has been designated as the functional currency. Assets and liabilities have been translated into U.S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenue and expenses have been translated at an average exchange rate for the period. Translation adjustments are reported as a component of accumulated other comprehensive income.

    Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

    Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2002, the Company had no significant concentrations of credit risk.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance for doubtful accounts is developed based upon several factors including the aging of our accounts receivable, historical write-off experience and specific account analyses. As such, these factors may change over time causing the allowance level to adjust accordingly.

    Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the shorter of the lease term or the estimated useful life of the asset, as follows:

Office furniture and fixtures	8–10 years
Computer equipment and software	3–8 years
Automobiles	3–4 years

Depreciation is calculated for tax purposes using accelerated methods, where applicable.

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” system development costs for internal-use software are capitalized. Once the software is placed in service, it is depreciated using the straight-line method over a three- to eight-year period.

    Investments

The Company’s investments include warrants and equity securities in our client companies which are received, in addition to the cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments, which the Company adopted on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of these derivative instruments, during 2001 and prospectively, are recorded in the Consolidated Statement of Operations. Other warrants received and which do not meet the definition of a derivative under SFAS No. 133 are regularly reviewed for declines in fair value. Upon a value event such as an initial public offering or an acquisition, any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments.

Prior to adopting SFAS No. 133 on January 1, 2001, unrealized gains and losses on all warrants were excluded from earnings and were reported as a component of accumulated other comprehensive income.

In addition to the warrant and equity portfolio, the Company may hold other investments. These other investments are held at cost and are regularly reviewed for declines in fair value.

    Business Combinations

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This statement requires that all business combinations be accounted for using the purchase method of accounting. For intangible assets, the new rules state that an acquired asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rule, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, these assets are

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to, at a minimum, an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The provisions of SFAS No. 142 were applied beginning January 1, 2002. Upon adoption, a fair-value-based test was performed and indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, approximately 30 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

Intangible assets are amortized over their estimated useful lives and have been segregated as a separate line item on the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides a single accounting model for long-lived assets to be disposed of.   SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Special Charges

The accruals for special charges were established in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and SAB No. 100, “Restructuring and Impairment Charges.” In the Consolidated Statements of Operations, the special charges have been segregated on a separate line titled, “Special charges.” For segment reporting, the special charges have been segregated and therefore do not impact the comparisons among years.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2002 classifications.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Business Combinations

During 2001, the Company completed acquisitions of three executive search firms. The total purchase price for acquisitions in 2001 was $7.8 million. Of this amount, $3.6 million was paid in cash, and the remainder represented restricted stock units and the Company’s common stock valued at $0.6 million, and notes payable of $3.6 million. These acquisitions were accounted for under the purchase method and resulted in an allocation to goodwill and other intangible assets of $3.5 million.

During 2000, the Company completed a total of six acquisitions of executive search firms. The aggregate purchase price of these six acquisitions during 2000 was $24.5 million, consisting of the Company’s stock valued at $5.1 million, notes payable of $1.7 million and cash of $17.7 million. These acquisitions were accounted for under the purchase method and resulted in an allocation to goodwill and other intangibles of $23.7 million.

These acquisitions did not have a material effect on the consolidated financial statements.

3. Segment Information

The Company operates its executive search and complementary services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region; Europe; and Asia Pacific.

In accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” reimbursements of out-of-pocket expenses are classified as revenue. For segment purposes, reimbursements are reported separately and therefore are not included in the net revenue by geographic region. The presentation required by EITF No. 01-14 has no impact on the operating income (loss) of the geographic regions.

As of January 1, 2002, the Company completed the integration of LeadersOnline, the Company’s mid-level management recruiting service, into the Executive Search business. As a result, the Company no longer reports LeadersOnline as a separate segment. As LeadersOnline was North America based, the net revenue and operating income (loss) have been included as part of the North America region.

In conjunction with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, all goodwill and intangible assets have been assigned to the appropriate reporting unit. Goodwill and intangible assets in the amount of $31.7 million that was previously included as part of the corporate identifiable assets in 2001 has been assigned to the Europe region.

Prior period segment disclosures were revised to reflect these changes.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Revenue:
North America	$194,241	$258,142	$363,584
Latin America	11,020	14,534	20,018
Europe	124,391	155,684	176,431
Asia Pacific	21,060	27,174	34,361

Revenue before reimbursements (net revenue)	350,712	455,534	594,394
Reimbursements	26,133	32,065	33,221

Total	$376,845	$487,599	$627,615

Operating income (loss):
North America	$33,711	$24,017	$35,933
Latin America	(2,775)	(1,986)	1,837
Europe	(3,209)	4,884	16,818
Asia Pacific	1,497	1,916	4,769

Total regions	29,224	28,831	59,357
Corporate	(27,755)	(33,493)	(30,285)

Operating income (loss) before special charges	1,469	(4,662)	29,072
Special charges	(48,532)	(53,230)	—

Total	$(47,063)	$(57,892)	$29,072

Depreciation and amortization:
North America	$3,998	$6,616	$6,538
Latin America	293	400	297
Europe	6,541	5,935	4,744
Asia Pacific	588	743	740

Total regions	11,420	13,694	12,319
Corporate	3,842	8,462	6,745

Total	$15,262	$22,156	$19,064

Capital expenditures:
North America	$536	$6,274	$7,957
Latin America	104	685	883
Europe	1,790	12,765	5,115
Asia Pacific	210	377	999

Total regions	2,640	20,101	14,954
Corporate	2,561	3,958	2,931

Total	$5,201	$24,059	$17,885

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable assets and goodwill and intangible assets, by segment, at December 31, 2002 and 2001 are as follows:

	2002	2001
Identifiable assets:
North America	$71,670	$90,202
Latin America	4,367	8,506
Europe	142,467	159,995
Asia Pacific	21,964	21,346

Total regions	240,468	280,049
Corporate	122,596	131,057

Total	$363,064	$411,106

Goodwill and intangible assets, net:
North America	$22,810	$23,772
Latin America	—	—
Europe	36,188	38,830
Asia Pacific	1,503	1,103

Total regions	60,501	63,705
Corporate	—	—

Total	$60,501	$63,705

4. Special Charges

In June 2001, October 2001 and October 2002, the Company announced cost reduction initiatives to better align costs with expected net revenue levels. Through December 31, 2001, the Company recorded $53.2 million of special charges related to reductions in its workforce and the consolidation and closing of offices. During 2002, the Company recorded an additional $48.5 million of special charges related to these announced initiatives.

In June 2001, the Company announced a reduction of its workforce and as a result recorded special charges of $8.2 million and $2.3 million during the second and third quarters of 2001, respectively, for severance and other related costs. As of September 30, 2001, the Company notified 300 employees that they would be part of the reduction in workforce, most of whom were in the core Executive Search business, including 69 executive and management search consultants. The remaining employees were support staff in Executive Search, LeadersOnline and in the corporate departments. Nearly two-thirds of the reduction was in North America, 24% in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practices. By segment, the special charges recorded during the second and third quarters of 2001 are as follows: North America $2.3 million, Latin America $1.0 million, Europe $5.5 million, Asia Pacific $0.4 million and Corporate $1.3 million. The majority of the charge represented cash charges.

In October 2001, the Company announced additional reductions in its workforce, the consolidation and closing of offices, and the settlement of the former CEO’s contract upon his retirement. These initiatives, which were completed during the 2002 first quarter, affected 486 employees, including 118 executive search and management search consultants. The remaining employees were search and corporate support staff. Approximately 55% of the reduction was in North America, 35% was in Europe, and the rest in Latin America and Asia Pacific. As a result of these actions, the Company recorded $42.8 million of special charges in the

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fourth quarter of 2001. These charges include severance and other employee-related costs of $15.0 million, of which $7.8 million relates to the settlement of the former CEO’s contract upon his retirement, and costs relating to the consolidation and closing of offices of $27.1 million, of which $1.6 million is goodwill impairment related to the exit from South Africa and the Baltic region. The remainder of the charges, $0.7 million, is primarily for other cash expenses recorded as a result of the announced initiatives. By segment, the special charges recorded in the fourth quarter of 2001 are as follows: North America $19.5 million, Europe $14.2 million, Asia Pacific $0.4 million, and Corporate $8.7 million. In addition, the Company recorded special charges of $23.2 million in the first quarter of 2002 related to these announced initiatives. The special charges recorded in the first quarter of 2002 include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. By segment, the special charges recorded in the first quarter of 2002 are as follows: North America $13.3 million, Latin America $0.1 million, Europe $7.0 million, Asia Pacific $0.3 million and Corporate $2.5 million. Approximately $15.2 million of the $23.2 million of special charges recorded in the first quarter of 2002 represents cash charges.

In October 2002, the Company announced further reductions in its workforce and the consolidation and closing of offices, and as a result recorded special charges of $25.4 million in the fourth quarter of 2002. These actions affected 236 employees, including 61 executive and management search consultants. The remaining employees were search and corporate support staff. Approximately 20% of the reduction was in North America, 66% in Europe and the rest in Latin America, Asia Pacific and Corporate. These charges include severance and other employee related costs of $12.2 million, $10.6 million relating to the consolidation and closing of offices and $2.6 million of goodwill and intangible asset write-offs. By segment, the special charges recorded in the 2002 fourth quarter are as follows: North America $6.4 million, Latin America $0.5 million, Europe $17.7 million, Asia Pacific $0.4 million and Corporate $0.4 million. Approximately $20.9 million of the $25.4 million special charges were expected to be paid in cash.

The table below outlines the special charges along with related cash payments, non-cash charges and amounts unpaid as of December 31, 2001 and 2002.

	Severance and Other Employee-Related Costs	Office Closings	Other Cash Charges	Total
Special charges recorded in 2001	$23,740	$28,067	$1,423	$53,230
Cash payments	(18,759)	(877)	(1,156)	(20,792)
Non-cash charges	—	(3,908)	—	(3,908)

Special charges unpaid as of December 31, 2001	4,981	23,282	267	28,530
Special charges recorded in 2002	22,560	25,972	—	48,532
Cash payments	(12,635)	(12,494)	(267)	(25,396)
Non-cash charges	(2,903)	(9,527)	—	(12,430)

Special charges unpaid as of December 31, 2002	$12,003	$27,233	$—	$39,236

The majority of the amounts remaining to be paid as of December 31, 2002 relate to real estate leases which require cash payments until sub-leasing, or negotiations with the lessor to terminate the lease, are completed. Based on current estimates, approximately $20.7 million is expected to be paid in 2003 with the remainder payable in years subsequent to 2003.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Nonrecurring Compensation and General and Administrative Expenses

On April 10, 2000, LeadersOnline filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its common stock. In the third quarter of 2000, the Company decided to retain proprietary control of LeadersOnline, and its Internet-enhanced recruiting methods. As a result, LeadersOnline withdrew its registration statement with the Securities and Exchange Commission relating to the proposed initial public offering. In connection with the withdrawal of the registration statement, the Company recorded, in the third quarter of 2000, a non-cash compensation expense of $12.2 million. This expense represents the remainder of a $14.9 million non-cash compensation expense related to the issuance of options by LeadersOnline at a price below the deemed fair market value, for accounting purposes, at the time of issuance. The difference of $2.7 million had been previously recorded as a recurring compensation expense over the first three quarters of 2000. The amount of $14.9 million was recorded to additional paid in capital. The Company repurchased from its employees for $10.0 million the options issued by LeadersOnline and also repurchased LeadersOnline stock for $3.1 million from the Company’s employees and from VerticalNet, Inc. These payments were charged against additional paid in capital. In addition, a $1.8 million charge was recorded for the write-off of expenses related to the proposed initial public offering.

6. Income Taxes

The sources of income (loss) before income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
United States	$(27,323)	$(71,561)	$17,384
Foreign	(24,330)	46	27,779

Subtotal	(51,653)	(71,515)	45,163
Cumulative accounting change, pre-tax	—	7,882	—

Total income (loss) before income taxes	$(51,653)	$(63,633)	$45,163

The provision for (benefit from) income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Current—
Federal	$(12,446)	$(14,041)	$18,159
State	1,988	(2,752)	6,515
Foreign	12,375	6,919	13,678
Deferred	(13,408)	(14,220)	(12,606)

Provision for (benefit from) income taxes, before income tax effect of cumulative accounting change	(11,491)	(24,094)	25,746
Tax effect of cumulative accounting change	—	3,388	—

Total provision for (benefit from) income taxes	$(11,491)	$(20,706)	$25,746

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for (benefit from) income taxes for the years ended December 31, 2002, 2001 and 2000 to income taxes at the statutory U.S. federal income tax rate of 35% for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Income tax provision (benefit) at the statutory U.S. federal rate	$(18,078)	$(22,271)	$15,807
State income taxes (benefit), net of federal tax benefit	(1,588)	(3,690)	3,075
Nondeductible expenses	4,679	1,581	6,865
Effect of foreign tax credits	(15,127)	(1,823)	(6,129)
Foreign tax differential and branch taxes	4,120	1,390	9,155
Valuation allowance	14,700	4,346	(2,348)
Other, net	(197)	(239)	(679)

Total provision for (benefit from) income taxes	$(11,491)	$(20,706)	$25,746

The deferred tax amounts have been classified in the Consolidated Balance Sheets as of December 31, 2002 and 2001 as follows:

	2002	2001
Current deferred tax assets	$25,130	$36,769
Current deferred tax liabilities	(206)	(164)

Net current deferred tax asset	24,924	36,605

Non-current deferred tax assets, net	40,891	14,640
Non-current deferred tax liabilities	(8,715)	(7,551)

Net non-current deferred tax asset	32,176	7,089

Net deferred tax asset	$57,100	$43,694

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2002 and 2001 are attributable to the following components:

	2002	2001
Deferred tax assets attributable to:
Receivable allowances	$3,012	$4,894
Accrued vacations	1,648	2,119
Accrued bonuses	15,947	15,689
Liability for nonqualified retirement plans	5,813	4,113
Other accrued expenses	7,889	5,456
Leasehold improvements and equipment	3,860	762
Foreign net operating loss carryforwards	10,943	5,242
Write-down on investments	6,879	5,650
Goodwill	1,929	1,856
Accrued special charges	14,629	10,555
State tax net operating losses	4,100	—
Foreign tax credit carryforwards	15,406	6,407

Subtotal	92,055	62,743
Valuation allowance	(26,034)	(11,334)

Deferred tax assets, net	66,021	51,409

Deferred tax liabilities attributable to:
System development costs	(3,564)	(3,802)
Unrealized gain on equity and warrant portfolio	(1,338)	(3,845)
Other	(4,019)	(68)

Deferred tax liabilities	(8,921)	(7,715)

Net deferred tax asset	$57,100	$43,694

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2002, the Company has carryforwards of foreign net operating losses which expire in 2004 through 2012, and foreign tax credits of $15.4 million, which expire in 2004 through 2007. The Company has provided a valuation allowance against substantially all of the foreign net operating losses and foreign tax credits. The valuation allowance reflects the uncertainty of the Company’s ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions. The Company believes it is more likely than not that it will realize the benefit of its deferred tax assets, net of the existing valuation allowances, at December 31, 2002.

As of December 31, 2002, the Company had undistributed earnings held in its foreign subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2002 and prior years because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Cumulative Effect of Change in Accounting Principle

As a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments, on January 1, 2001, the Company recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of consultants’ bonuses, other costs and taxes.

8. Basic and Diluted Earnings per Common Share

A reconciliation of the basic and diluted earnings (loss) per share, and the shares used in the computation, for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$(40,162)	$(42,927)	$19,417
Weighted average common shares outstanding	18,107	18,839	18,979
Basic earnings (loss) per common share	$(2.22)	$(2.28)	$1.02

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$(40,162)	$(42,927)	$19,417

Weighted average common shares outstanding	18,107	18,839	18,979
Dilutive common shares	—	—	1,410

Weighted average diluted common shares outstanding	18,107	18,839	20,389

Diluted earnings (loss) per common share	$(2.22)	$(2.28)	$0.95

For the years ended December 31, 2002 and 2001, there were approximately 0.9 million and 1.0 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would be anti-dilutive.

9. Investments

The Company had investments of $3.0 million and $14.8 million at December 31, 2002 and 2001, respectively. Investments include the fair value of the Company’s warrants and equity securities in publicly traded and private companies, and other investments.

The fair value of warrants and equity securities in publicly traded and private companies was $3.0 million and $9.8 million at December 31, 2002 and 2001, respectively.

Other investments are accounted for using the cost method. There were no other investments at December 31, 2002. The carrying value of other investments was $5.0 million at December 31, 2001.

On October 26, 2000, the Company announced that it entered into an alliance with and invested $10.0 million in ETF Group. In the fourth quarter of 2001, the Company wrote down half of its investment in ETF Group incurring a non-cash charge of $5.0 million. The Company wrote down the remaining $5.0 million in the second quarter of 2002.

On June 29, 2000, the Company announced that it had formed a strategic alliance with Silicon Valley Internet Capital (“SVIC”). The Company invested $10.0 million in SVIC’s first round of financing. At the time of the investment in SVIC, Mr. Robert W. Shaw was a member of the Company’s Board of Directors and had an ownership interest in SVIC. During the fourth quarter of 2000, the Company recorded a write-down of $0.2 million related to its investment in SVIC. During 2001, the Company wrote down its remaining investment in SVIC, incurring a non-cash charge of $9.8 million.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ bonuses and other costs, for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Realized gains on investments	$1,630	$978	$7,399
Unrealized losses on derivative instruments	(2,955)	(4,681)	—

Net realized and unrealized gains (losses) on equity and warrant portfolio	$(1,325)	$(3,703)	$7,399

11. Other Non-current Assets

Other non-current assets primarily include the non-current portion of deferred compensation and the non-current portion of prepaid rent. At December 31, 2002 and 2001, the Company had $9.5 million and $14.6 million of non-current assets, respectively.

12. Goodwill and Other Intangibles

Goodwill

A transitional goodwill impairment test was performed as of January 1, 2002, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s annual goodwill impairment test was performed in the fourth quarter of 2002. The fair value of each of the Company’s reporting units was determined using a discounted cash flow methodology with the assistance of an independent valuation firm. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

As a result of adopting SFAS No. 142, the Company ceased to record annual goodwill amortization of approximately $2.5 million in 2002. Operating results excluding goodwill amortization for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Reported net income (loss)	$(40,162)	$(42,927)	$19,417
Add back: Goodwill amortization, net of tax	—	2,027	1,733

Adjusted net income (loss)	$(40,162)	$(40,900)	$21,150

Basic earnings (loss) per common share:
Reported net income (loss)	$(2.22)	$(2.28)	$1.02
Add back: Goodwill amortization, net of tax	—	0.11	0.09

Adjusted net income (loss)	$(2.22)	$(2.17)	$1.11

Diluted earnings (loss) per common share:
Reported net income (loss)	$(2.22)	$(2.28)	$0.95
Add back: Goodwill amortization, net of tax	—	0.11	0.09

Adjusted net income (loss)	$(2.22)	$(2.17)	$1.04

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2001	$18,362	$31,645	$1,103	$51,110
Earnout payments	—	—	376	376
Impairment losses	—	(1,796)	—	(1,796)
Exchange rate fluctuations/other	—	557	24	581

Balance at December 31, 2002	$18,362	$30,406	$1,503	$50,271

As part of the cost reduction initiatives announced in October 2002, the Company exited a management search operation which had been acquired by the Company in 2001. This management search operation had not been fully integrated with the other operations in the Europe reporting unit. As a result of exiting this operation, the Company wrote off $1.8 million of goodwill related to this operation. As part of the cost reduction initiatives announced in October 2001, the Company wrote off approximately $1.6 million of goodwill related to the Company’s exit from South Africa and the Baltic region. See Note 4, Special Charges, for additional information.

Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, 2002 and 2001 are as follows:

		2002			2001
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	13.5	$13,046	$(3,290)	$9,756	$13,331	$(1,999)	$11,332
Other intangibles	3.2	2,211	(1,737)	474	2,397	(1,134)	1,263

Total	13.0	$15,257	$(5,027)	$10,230	$15,728	$(3,133)	$12,595

The aggregate intangible amortization expense for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Aggregate intangible amortization expense	$2,028	$2,076	$1,043

The estimated intangible amortization expense for each of the next five years is as follows:

Year ended December 31,
2003	$1,513
2004	1,346
2005	1,103
2006	981
2007	981

In connection with the special charges recorded in 2002, the Company wrote off approximately $0.5 million of intangible assets. See Note 4, Special Charges, for additional information.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Line of Credit

In December 2001, the Company replaced the existing $40.0 million revolving credit facility which expired on December 31, 2001, with a $50.0 million revolving credit facility (the “Facility”). The Facility was amended on March 25, 2002 and November 27, 2002 and will expire on December 28, 2004. Under the Facility, the Company may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under the Facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by certain tests of our financial condition. The Facility has certain financial covenants the Company must meet relating to consolidated EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization, and designated special charges), fixed charge coverage (defined as the relationship of EBITDA to interest expense and capital expenditures), leverage (defined as the ratio of total indebtedness to EBITDA), tangible net worth, working capital and capital expenditures. The Facility prohibits the Company from declaring and paying cash dividends on the common stock without the consent of the lenders. In addition, the Facility restricts the Company’s ability to make acquisitions and incur additional debt. The Company must pay a facility fee even if no portion of the line of credit is used.

There were no borrowings outstanding under the existing line of credit at December 31, 2002 or December 31, 2001, nor were there any borrowings during the years ended December 31, 2002 and 2001, respectively, under the then existing line of credit. As of December 31, 2002 and 2001, the Company was in compliance with all of its financial covenants and no event of default existed.

In February 2003, the Company entered into an uncommitted line of credit for $5.0 million. This unsecured line of credit expires on February 24, 2004. There are no financial covenants or fees related to this unsecured line of credit.

14. Other Accrued Liabilities

The components of other accrued liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred revenue	$6,846	$2,092
Accrued rent	2,928	4,514
Accrued sales and value-added taxes	2,511	2,036
Other	8,419	10,313

Total	$20,704	$18,955

15. Long-Term Debt

At December 31, 2002 and 2001, long-term debt consists of notes payable due as a result of acquisitions. The future principal payments on debt are as follows:

Year ended December 31,
2003	$1,161
2004	294

Total	$1,455

The fair value of debt based on current rates for similar debt is estimated to be $1.4 million at December 31, 2002.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Stock-Based Compensation

In 1998, the Company adopted the 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II (collectively, the “Plan”). The Plan serves as a means to attract, reward, and retain selected key employees, outside directors and independent contractors. The Plan is administered by the Compensation Committee of the Board of Directors. Awards may be in the form of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, or other awards, such as restricted stock units, that are valued based upon the fair market value of shares. Awards may be paid in shares, cash or a combination thereof. No incentive option can be for a term of greater than ten years and the option price per share of common stock cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant.

The maximum number of underlying shares of common stock authorized or reserved for issuance under the Plan is based on a formula which shall not exceed an aggregate amount equal to forty percent of the highest number of shares of the Company’s common stock which are issued and outstanding from time to time during the term of the Plan, provided, however, that in no event will the sum of the total number of shares authorized or reserved for issuance upon the exercise or issuance of all awards granted under the Plan plus the total amount of the Company’s issued and outstanding shares of common stock exceed the number of shares of common stock authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation.

The Plan further provides that the total number of shares with respect to which incentive stock options may be granted shall not exceed 2,000,000. No incentive stock options have been granted under the Plan.

Under the Plan, the maximum number of shares of common stock for which awards may be granted during a calendar year to any participant is 400,000. The maximum amount of a cash award received under the Plan may not exceed $3,000,000 in any one fiscal year.

In 2000, the Company adopted the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the “RSU Plan”). The RSU Plan is designed to reward certain employees and independent contractors of the Company who hold the internal title of Partner or Senior Partner through the issuance of restricted stock units, which upon vesting, are immediately convertible into shares of the Company’s common stock at a ratio of 1:1.

The total number of restricted stock units and the underlying shares of the Company’s common stock which may be issued or delivered under the RSU Plan shall be determined by the Compensation Committee of the Board of Directors on an annual basis. Under both the Plan and the RSU Plan, the maximum number of shares of common stock reserved for issuance are subject to adjustment for certain anti-dilution provisions.

Under the RSU Plan, restricted stock units cliff vest at 3 years from the date of grant. Under the Plan, the restricted stock units have vesting periods ranging from ratable vesting over a 3 to 5 year period to a cliff vest of 3 to 5 years from the date of grant. The deferred compensation related to restricted stock units is recorded in stockholders’ equity and is amortized to expense on a straight-line basis over the vesting period.

In 2002, the Company adopted and the stockholders approved certain amendments to the Plan to create a management compensation program which consists of an annual Management Incentive Plan (“MIP”), a Management Stock Option Plan (“MSOP”) and a Performance Share Program (“PSP”). These plans provide for designated participants to receive annual and longer-term incentive compensation and were designed to replace the prior practice of issuing options and restricted stock units under the Plan and the RSU Plan.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The MIP is an annual bonus program designed to link participant performance with the attainment of pre-established Company, strategic business unit and individual performance goals. It provides for an annual bonus ranging from 0% to 150% of target incentive compensation. These bonuses are paid in cash for awards up to 100% of target incentive compensation. Any amounts awarded in excess of 100% of the target incentive compensation are paid in shares of the Company common stock on a mandatory deferred basis. The employee must be employed by the Company on the date of payment to receive a bonus under the MIP.

The MSOP is designed to align the interests of executives and stockholders with the common goal of increasing stockholder value. It provides for annual grants of options. Generally, the options vest over a three-year period, are forfeited in the event the participant is not in the Company’s employ on the vesting date and have a five-year term. In addition, participants who receive options under the MSOP must abide by certain restrictive covenants, including covenants barring the participant from competing with the Company, soliciting any of the Company’s customers or employees, and disclosing any confidential information such participant received in connection with his or her employment.

The PSP provides long-term incentive compensation based on the Company’s cumulative performance and the price of the Company’s common stock measured at the end of a three-year award cycle. The awards are expressed as shares of the Company’s common stock and the participants will earn and be paid from zero to 150% of their performance shares based on the Company’s achievement against specific performance goals. The value of the PSP award at the payout date is determined by a combination of the Company’s performance against the specific performance goals and the price of the Company’s common stock on the payout date. Performance shares are paid in cash or shares of the Company’s common stock at the sole discretion of the Company. A new PSP cycle starts each year such that participants may have up to three overlapping awards at one time. The cost of the performance shares is expensed over the three-year service period at an amount that is anticipated to be earned. During 2002, the compensation expense related to the PSP was $1.3 million.

Restricted Stock Units

Restricted stock unit activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

Number of Restricted Stock Units
Outstanding on December 31, 1999	—
Granted	469,833
Vested and converted to common stock	—
Forfeited	(11,292)

Outstanding on December 31, 2000	458,541
Granted	758,510
Vested and converted to common stock	(53,800)
Forfeited	(21,034)

Outstanding on December 31, 2001	1,142,217
Granted	152,074
Vested and converted to common stock	(75,978)
Forfeited	(89,503)

Outstanding on December 31, 2002	1,128,810

Total deferred compensation amortization expense for restricted stock units for 2002, 2001 and 2000 was  $5.1 million, $4.0 million and $1.2 million, respectively. The weighted average fair value, at the time of grant, of restricted stock units granted during 2002, 2001 and 2000 were $19.94, $27.41 and $43.09, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified Stock Options

Activity for non-qualified stock options for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding on December 31, 1999	1,485,501	$14.00
Granted	1,388,950	43.81
Exercised	(39,865)	14.00
Forfeited	(94,347)	14.73

Outstanding on December 31, 2000	2,740,239	28.85
Granted	950,677	33.98
Exercised	(48,644)	14.00
Forfeited	(184,803)	25.91

Outstanding on December 31, 2001	3,457,469	30.62
Granted	1,154,000	18.37
Exercised	(63,330)	14.00
Forfeited	(446,270)	31.06

Outstanding on December 31, 2002	4,101,869	$27.44

Information about non-qualified stock options at December 31, 2002 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.00-$21.12	2,218,405	5.2	$16.28	409,268	$14.23
$31.72-$45.44	1,708,464	5.5	38.89	611,375	40.18
$57.00-$57.00	175,000	1.8	57.00	15,000	57.00

$14.00-$57.00	4,101,869	5.2	$27.44	1,035,643	$30.17

17. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees in the United States. The plan contains a 401(k) provision which provides for employee tax-deferred contributions.

The Company matched employee contributions on a two-for-one basis up to a maximum contribution of $2,000 per participant for each of the years ended December 31, 2002, 2001 and 2000. The Company also has the option of making discretionary contributions. For the year ended December 31, 2000, the Company elected to contribute to each eligible participant a sum equal to 3.03% of the participant’s total compensation, as defined, and an additional 3.03% of the participant’s compensation above the Social Security taxable wage base up to the maximum amount allowed by the Internal Revenue Code. Discretionary contributions were not made for the years ended December 31, 2002 and 2001.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. Plan expense for the years ended December 31, 2002, 2001 and 2000 was $1.0 million, $1.2 million and $4.5 million, respectively.

The plan allows participants the option of having their account balances or portions thereof invested in the Company’s common stock. At December 31, 2002 and 2001, respectively, the plan held 953,720 and 1,961,848 shares of the Company’s common stock.

Nonqualified Retirement Plan

The Company has a nonqualified retirement plan for employees in the United States classified as senior associates and senior information specialists. This plan provides for discretionary employer contributions. The plan expense for the years ended December 31, 2001 and 2000 was $0.4 million and $0.5 million, respectively. There was no plan expense for the year ended December 31, 2002. The liability for this retirement plan at December 31, 2002 and 2001, was $0.9 million and $1.4 million, respectively.

Deferred Compensation Plans

In 2002, the Company adopted a Deferred Compensation Plan in the United States (the “U.S. Plan”) and in the United Kingdom (the “U.K. Plan”). Participation in these plans is not mandatory.

For the U.S. Plan, certain U.S.-based employees are given the opportunity to defer up to 100% of their eligible cash compensation into several different investment vehicles, including a Company stock fund. Cash deferrals must be made for a minimum of one year. These deferrals are always vested and are not subject to a risk of forfeiture. The U.S. Plan also allows participants to continue to defer beyond the mandatory initial two-year deferral period any share-based deferrals earned under the MIP. The extension of the deferral must be for a minimum of one year. As of December 31, 2002, the compensation deferred in the U.S. Plan was $0.9 million. As of December 31, 2002, the U.S. Plan was not funded.

For the U.K. Plan, certain U.K.-based employees are given the opportunity to waive the right to their annual discretionary bonus payment. The Company may then choose to make a contribution on the employee’s behalf into an Employee Benefit Trust (“EBT”). The trustee of the EBT has full discretion over the administration  and the EBT’s choice of investments. The assets and liabilities of the EBT are included in the Consolidated Balance Sheet at December 31, 2002. As of December 31, 2002, the compensation deferred in the U.K. Plan was $1.3 million of which $0.4 million was funded.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Pension Plans and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee.

The following table provides a reconciliation of the benefit obligation for the years ended December 31, 2002 and 2001:

	2002	2001
Change in benefit obligation:
Benefit obligation at January 1,	$19,184	$18,214
Service cost	618	574
Interest cost	1,104	1,044
Actuarial (gain) loss	(1,025)	471
Benefits paid	(531)	(473)
Translation difference	3,350	(646)

Benefit obligation at December 31,	22,700	19,184
Unrecognized net loss	(532)	(1,475)

Net amount recognized	$22,168	$17,709

Accrued benefit cost at December 31:
Unfunded status of the plan	$22,700	$19,184
Unrecognized net loss	(532)	(1,475)

Accrued benefit cost	$22,168	$17,709

Assumptions:
Discount rate (weighted average)	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%

Components of net periodic benefit cost:
Service cost	$618	$574
Interest cost	1,104	1,044

Net periodic benefit cost	$1,722	$1,618

The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value at December 31, 2002 and 2001 was $21.2 million and $16.6 million, respectively. Because the reinsurance is not segregated from the Company’s assets for purposes of SFAS No. 87, “Employers’ Accounting for Pensions,” the reinsurance is not regarded as an asset with respect to the pension plan.

During 2000, the Company established a defined benefit pension plan for the former CEO. The plan was not funded as of December 31, 2000 and was eliminated during 2001 as part of the settlement of the former CEO’s contract upon his retirement. During 2000, the Company recognized an expense of $1.4 million related to this plan.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Commitments and Contingencies

Operating Leases

The Company leases office space in various buildings for its own use. The terms of these operating leases provide that the Company pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2016.

The Company also leases certain computer equipment which is accounted for as an operating lease.

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

Year ending December 31,
2003	$32,213
2004	27,518
2005	23,400
2006	19,902
2007	18,200
Thereafter	69,090

Total	$190,323

Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $35.5 million, $41.6 million and $31.9 million, respectively. The minimum future lease payments indicated above include amounts due on leased properties that have been sublet in connection with the cost reduction initiatives that were announced in 2002 and 2001. The Company has contractual arrangements in place to receive sublease income of $8.8 million related to the leases that expire at various dates through 2016. See Note 4, Special Charges, for more information concerning accruals for costs related to the consolidation and closing of offices recorded as part of our special charges.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Public Offerings

On February 9, 2000, the Company completed a follow-on public offering under a Registration Statement on Form S-1 effective February 3, 2000 (File No. 333-94017) of an aggregate of 3,450,000 shares of common stock at $33.00 per share, which included 450,000 shares from the exercise of the over-allotment option granted to certain underwriters of the offering. The Company offered 2,458,306 shares and the selling stockholders offered 991,694 shares. This offering resulted in net proceeds (after deducting the underwriting discount and offering expenses) of $76.2 million to the Company and $31.0 million to the selling stockholders. The Company did not receive any of the proceeds from the sale by selling stockholders. The Company used the net proceeds from this offering for general corporate purposes including the funding of LeadersOnline, growth initiatives, hiring of additional executive search consultants, expanding its technology infrastructure and funding acquisitions.

21. Sale and Repurchase of Subsidiary Stock

During the second quarter of 2000, LeadersOnline sold a total of 609,000 shares of its common stock to VerticalNet, Inc. and to certain employees of the Company. The common stock was sold for $5 per share and resulted in net cash proceeds, after expenses, of $2.9 million to LeadersOnline. The Company’s ownership interest in LeadersOnline was diluted from 100% to 96.4% as a result of these transactions. The resulting gain to the Company of $2.7 million has been recorded to additional paid in capital.

As a result of the decision to retain proprietary control of LeadersOnline and the cancellation of its proposed initial public offering in September 2000, the Company paid $3.1 million to repurchase the stock sold to VerticalNet, Inc. and to certain employees. In addition, the Company paid $10.0 million to compensate option holders for the cancellation of their options. These payments were charged to additional paid in capital. See  Note 5, Nonrecurring Compensation and General and Administrative Expenses, for more information.

Note: This Report of Independent Public Accountants is a copy of a previously issued Report of Arthur Andersen LLP, Independent Public Accountants and has not been reissued by Arthur Andersen LLP. This Report was filed as part of the Form 10-K of Heidrick & Struggles International, Inc. for the year ended December 31, 2001. The registrant has been unable to obtain a reissued Report of Arthur Andersen LLP or a currently dated consent to the incorporation of this previously issued Report of Arthur Andersen LLP into the registrant’s current registration statements. While the extent of any resulting limitations on recovery by investors is unclear, the lack of a currently dated consent could limit the time within which any actions against Arthur Andersen LLP for violations of securities laws may be brought.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder and Board of Directors of Heidrick & Struggles International, Inc. and Subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES included in this Form 10-K report and have issued our report thereon dated February 6, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II—Heidrick & Struggles International, Inc. Valuation and Qualifying Accounts is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois

February 6, 2002

SCHEDULE II

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:	Balance at Beginning of Year	Charged to Costs & Expenses	Deduction Including Currency Translation	Balance at End of Year
Year Ended December 31,
2002	$13,749	1,871	(8,157)	$7,463
2001	$16,452	20,494	(23,197)	$13,749
2000	$12,435	26,322	(22,305)	$16,452

See accompanying Reports of Independent Public Accountants.

PART II (continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Prior to April 17, 2002, Arthur Andersen LLP (“Andersen”) served as our independent auditors. On March 14, 2002, Andersen was indicted on a charge of federal obstruction of justice arising from the government’s investigation of Enron Corporation. On June 15, 2002, Andersen was convicted of that charge and the firm ceased practicing before the SEC on August 31, 2002. On April 17, 2002, based upon the recommendation of our audit committee we retained KPMG LLP (“KPMG”) as our independent auditors for our fiscal year ended December 31, 2002.

The audit report of Andersen on our financial statements as of and for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000, and the interim period ended April 17, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the Company’s two fiscal years ended December 31, 2001 and 2000, and through April 17, 2002, the Company did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

SEC rules require us to present historical audited financial statements in the annual report on Form 10-K and registration statements we file with the SEC along with Andersen’s consent to the incorporation by reference of its audit report in those registration statements. Since our former engagement partner and audit manager have left Andersen and in light of the cessation of Andersen’s SEC practice, we have not been able to obtain the consent of Andersen to the incorporation by reference of its audit report in our relevant current registration statements and will not be able to obtain Andersen’s consent with respect to our future registration statements. The absence of this consent may limit the ability to recover any damages from Andersen under Section 11 of the Securities Act of 1933.

PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item will be included under the captions “Election of Directors,” “Nominees for Director,” “Class 2004 Directors,” and “Class 2005 Directors” in our 2003 Proxy Statement, and is incorporated herein by reference. See also “Our Executive Officers” included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-End Option Values” and “Employment Agreements” in our 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 12. VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included under the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2003 Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2002, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.

	(a)		(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders (1)	4,548,660	(2)	$27.44	2,455,518
Equity compensation plans not approved by stockholders (3)	682,019	(4)	—	—
Total equity compensation plans	5,230,679		$27.44	2,455,518

(1)	For a description of the types of securities that may be issued under our GlobalShare Program I and GlobalShare Program II (collectively, the “Plan”), please read Note 16, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K. The amount of any type of security to be issued under the Plan is to be determined by the Compensation Committee at the date of grant.

(2)	Includes 446,791 restricted stock units.

(3)	For a description of the material terms of our Restricted Stock Unit Plan (the “RSU Plan”), please read Note 16, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K.

(4)	The RSU Plan provides only for the issuance of restricted stock units. No additional restricted stock units are contemplated to be issued under the RSU Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning at page 33.

2. Financial Statement Schedules:

Report of Independent Public Accountants	64
Schedule II—Valuation and Qualifying Accounts	65

3. Exhibits:

Exhibit No.	Description

2.01

Agreement and Plan of Merger of Heidrick & Struggles, Inc. and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 2.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

*3.02	Amended and Restated By-laws of the Registrant

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

*10.01	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent

*10.01.01	Amendment No. 1 to Credit Agreement

*10.01.02	Amendment No. 2 to Credit Agreement

*10.02	Demand Loan Agreement among Heidrick & Struggles International, Inc., the Borrower and Bank of America, the Lender

10.03	Retirement Agreement of Patrick S. Pittard (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-K filed on March 29, 2002)

10.04	Employment Agreement of Piers Marmion (Incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-Q filed on August 14, 2002)

10.05	Employment Agreement of David C. Anderson (Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-Q filed on May 15, 2002)

10.06	Employment Agreement of Kevin J. Smith (Incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q filed on May 15, 2002)

10.07	Employment Agreement of Knox J. Millar (Incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-Q filed on August 14, 2002)

*10.08	Amended and Restated 1998 Heidrick & Struggles Global Share Program I and 1998 Heidrick & Struggles Global Share Program II

10.09	Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (Incorporated by reference to Exhibit 4.03 of this Registrant’s Registration Statement on Form S-8 (File No. 333-32544))

Exhibit No.	Description

10.10	Amendment No. 1 to the Heidrick & Struggles Restricted Stock Unit Plan

10.11	Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))

10.12	Heidrick & Struggles International, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 99.07 of the Registrant’s Form 10-K filed on March 29, 2002)

*21.01	Subsidiaries of the Registrant

*23.01	Independent Auditors’ Consent

*99.01	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.02	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 2002, no reports on Form 8-K were filed by the Registrant

(c) SEE EXHIBIT INDEX ABOVE

(d) FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/S/ KEVIN J. SMITH

Title	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PIERS MARMION Piers Marmion (principal executive officer)	Chairman, Chief Executive Officer and Director	March 21, 2003

/S/ KEVIN J. SMITH Kevin J. Smith (principal financial and accounting officer)	Chief Financial Officer	March 21, 2003

/S/ RICHARD I. BEATTIE Richard I. Beattie	Director	March 21, 2003

/S/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	March 21, 2003

/S/ PHILIP A. LASKAWY Philip A. Laskawy	Director	March 21, 2003

/S/ GERARD R. ROCHE Gerard R. Roche	Director	March 21, 2003

/S/ CARLENE M. ZIEGLER Carlene M. Ziegler	Director	March 21, 2003

Annual Certification

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(Rule 13a-14 and 15d-14)

I, Piers Marmion, certify that:

1.	I have reviewed this annual report on Form 10-K of Heidrick and Struggles International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PIERS MARMION
Chief Executive Officer

Dated March 21, 2003

Annual Certification

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(Rule 13a-14 and 15d-14)

I, Kevin J. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Heidrick and Struggles International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN J. SMITH
Chief Financial Officer

Dated March 21, 2003