Form 10-Q
period 2003-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2003-05-15
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

The number of shares outstanding of the Company’s common stock as of May 5, 2003 was 18,155,731.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$78,719	$110,220
Accounts receivable, net of allowance for doubtful accounts	51,051	41,774
Other receivables	3,576	3,552
Prepaid expenses	11,049	11,881
Income taxes recoverable, net	—	6,125
Deferred income taxes, net	25,490	24,924

Total current assets	169,885	198,476

Non-current assets:
Property and equipment, net	36,443	38,230
Assets designated for pension plan	22,498	21,196
Investments	2,657	3,007
Other non-current assets	7,824	9,478
Goodwill	50,399	50,271
Other intangibles, net	9,805	10,230
Deferred income taxes, net	31,679	32,176

Total non-current assets	161,305	164,588

Total assets	$331,190	$363,064

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$1,155	$1,161
Accounts payable	7,585	8,887
Accrued expenses—
Salaries and employee benefits	45,319	67,514
Other	22,864	20,704
Current portion of accruals for severance and office consolidations	13,322	20,705
Income taxes payable	1,832	—

Total current liabilities	92,077	118,971

Non-current liabilities:
Long-term debt, less current maturities	320	294
Retirement and pension plans	26,342	25,234
Non-current portion of accruals for severance and office consolidations	22,462	18,531
Other non-current liabilities	293	323

Total non-current liabilities	49,417	44,382

Total liabilities	141,494	163,353

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,125,209 and 18,152,346 shares were outstanding at March 31, 2003 and December 31, 2002, respectively	196	196
Treasury stock at cost, 1,460,568 and 1,433,431 shares at March 31, 2003 and December 31, 2002, respectively	(25,706)	(27,421)
Additional paid in capital	255,008	260,445
Accumulated deficit	(32,964)	(26,227)
Cumulative foreign currency translation adjustment	79	(1,241)
Unrealized gain on available-for-sale investments, net of tax	47	57
Deferred stock-based compensation	(6,964)	(6,098)

Total stockholders’ equity	189,696	199,711

Total liabilities and stockholders’ equity	$331,190	$363,064

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	$77,311	$91,723
Reimbursements	5,665	6,483

Total revenue	82,976	98,206

Operating expenses:
Salaries and employee benefits	54,150	68,897
General and administrative expenses	22,562	27,813
Reimbursed expenses	5,665	6,483
Severance and office consolidation charges	5,500	23,169

Total operating expenses	87,877	126,362

Operating loss	(4,901)	(28,156)

Non-operating income (expense):
Interest income	492	528
Interest expense	(37)	(51)
Net realized and unrealized gains on equity and warrant portfolio	227	143
Other, net	(822)	251

Net non-operating income (expense)	(140)	871

Loss before income taxes	(5,041)	(27,285)
Provision for (benefit from) income taxes	1,696	(9,550)

Net loss	$(6,737)	$(17,735)

Basic loss per common share	$(0.37)	$(0.98)

Diluted loss per common share	$(0.37)	$(0.98)

Weighted average common shares outstanding:
Basic	18,157	18,050
Diluted	18,157	18,050

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Deferred Stock-based Compensation	Total
	Shares	Amount
Balance at December 31, 2002	18,152	$196	$(27,421)	$260,445	$(26,227)	$(1,184)	$(6,098)	$199,711
Net loss	—	—	—	—	(6,737)	—	—	(6,737)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, (pretax $12)	—	—	—	—	—	(10)	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	1,320	—	1,320

Total comprehensive income (loss)	—	—	—	—	(6,737)	1,310	—	(5,427)

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	2,348	—	—	(2,348)	—
Amortization of deferred compensation	—	—	—	—	—	—	1,414	1,414
Forfeitures of restricted stock units	—	—	—	(1,543)	—	—	68	(1,475)
Purchases of treasury stock	(288)	—	(3,175)	—	—	—	—	(3,175)
Vesting of restricted stock units	261	—	4,890	(6,136)	—	—	—	(1,246)
Increase (decrease) in accrued compensation under the performance share plan	—	—	—	(106)	—	—	—	(106)

Balance at March 31, 2003	18,125	$196	$(25,706)	$255,008	$(32,964)	$126	$(6,964)	$189,696

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,737)	$(17,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,535	3,854
Deferred income taxes	331	(10,820)
Net realized and unrealized gains on equity and warrant portfolio	(227)	(143)
Stock-based compensation expense, net	(167)	2,006
Severance and office consolidation charges	5,500	23,169
Cash paid for severance and office consolidations	(8,952)	(7,029)
Changes in assets and liabilities:
Trade and other receivables	(8,888)	(14,665)
Accounts payable	(1,451)	(1,398)
Accrued expenses	(21,467)	(28,036)
Income taxes recoverable, net—current	7,802	9,667
Other, net	2,529	4,260

Net cash used in operating activities	(28,192)	(36,870)

Cash flows from investing activities:
Purchases of property and equipment	(1,336)	(1,637)
Proceeds from sales of equity securities, net	366	—
Other, net	50	69

Net cash used in investing activities	(920)	(1,568)

Cash flows from financing activities:
Payments on debt	—	(693)
Proceeds from stock options exercised	—	70
Purchases of treasury stock	(3,175)	(81)

Net cash used in financing activities	(3,175)	(704)

Effect of foreign currency exchange rates on cash and cash equivalents	786	(1,040)

Net decrease in cash and cash equivalents	(31,501)	(40,182)
Cash and cash equivalents:
Beginning of period	110,220	108,732

End of period	$78,719	$68,550

The accompanying notes are an integral part of these consolidated financial statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Interim Financial Data

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. Certain prior year amounts have been reclassified to conform to the 2003 classifications. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.

2. Recently Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies are required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on its financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company adopted Interpretation No. 45 on January 1, 2003 and does not anticipate that the adoption of Interpretation No. 45 will have a material impact on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ended after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in Note 7, Stock-Based Compensation, in these unaudited Notes to Consolidated Financial Statements.

3. Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2002	$18,362	$30,406	$1,503	$50,271
Exchange rate fluctuations	—	115	13	128

Balance at March 31, 2003	$18,362	$30,521	$1,516	$50,399

Pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual impairment test of goodwill in the fourth quarter of 2002. The fair value of each of the Company’s reporting units was determined using a discounted cash flow methodology with the assistance of an independent valuation firm. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Original Weighted Average Life	March 31, 2003			December 31, 2002
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	13.5	$13,184	$(3,595)	$9,589	$13,046	$(3,290)	$9,756
Other intangibles	3.2	2,280	(2,064)	216	2,211	(1,737)	474

Total	13.0	$15,464	$(5,659)	$9,805	$15,257	$(5,027)	$10,230

Intangible amortization expense for the three months ended March 31, 2003 and 2002 was $457,000 and $538,000, respectively. The estimated amortization expense for each of the next five years is as follows:

Year Ended December 31,
2003	$1,583
2004	1,229
2005	1,129
2006	998
2007	998

4. Basic and Diluted Loss Per Common Share

A reconciliation of the basic and diluted loss per share, and the shares used in the computation, are as follows:

	Three Months Ended
	March 31,
	2003	2002
Basic loss per common share:
Net loss	$(6,737)	$(17,735)
Weighted average common shares outstanding	18,157	18,050
Basic loss per common share	$(0.37)	$(0.98)
Diluted loss per common share:
Net loss	$(6,737)	$(17,735)
Weighted average diluted common shares outstanding	18,157	18,050
Dilutive common shares	—	—

Weighted average diluted common shares outstanding	18,157	18,050

Diluted loss per common share	$(0.37)	$(0.98)

For the three months ended March 31, 2003 and 2002, there were approximately 0.4 million and 0.8 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would have been anti-dilutive.

5. Segment Information

The Company operates its executive search and complementary services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region; Europe; and Asia Pacific.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF No. 01-14) reimbursements of out-of-pocket expenses are classified as revenue. For segment purposes, reimbursements are reported separately and therefore are not included in the net revenue by geographic region. The presentation required by EITF No. 01-14 has no impact on the operating income (loss) of the geographic regions.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended
	March 31,
	2003	2002
Revenue:
North America	$41,818	$49,835
Latin America	2,278	2,896
Europe	28,259	33,428
Asia Pacific	4,956	5,564

Revenue before reimbursements (net revenue)	77,311	91,723
Reimbursements	5,665	6,483

Total revenue	$82,976	$98,206

Operating income (loss):
North America	$5,881	$3,002
Latin America	(123)	(353)
Europe	565	(957)
Asia Pacific	439	659

Total regions	6,762	2,351
Corporate	(6,163)	(7,338)

Operating income (loss) before severance and office consolidation charges	599	(4,987)
Severance and office consolidation charges	(5,500)	(23,169)

Operating loss	$(4,901)	$(28,156)

Depreciation and amortization:
North America	$1,392	$1,389
Latin America	96	111
Europe	1,544	1,925
Asia Pacific	184	188

Total regions	3,216	3,613
Corporate	319	241

Total depreciation and amortization	$3,535	$3,854

Capital expenditures:
North America	$535	$775
Latin America	13	7
Europe	110	735
Asia Pacific	202	3

Total regions	860	1,520
Corporate	476	117

Total capital expenditures	$1,336	$1,637

The identifiable assets, and goodwill and intangible assets, by segment, are as follows:

	March 31, 2003	December 31, 2002
Identifiable assets:
North America	$71,651	$71,670
Latin America	3,739	4,367
Europe	136,508	142,467
Asia Pacific	17,961	21,964

Total regions	229,859	240,468
Corporate	101,331	122,596

Total identifiable assets	$331,190	$363,064

Goodwill and intangible assets, net:
North America	$22,570	$22,810
Latin America	—	—
Europe	36,118	36,188
Asia Pacific	1,516	1,503

Total goodwill and intangible assets, net	$60,204	$60,501

6. Severance and Office Consolidation Charges

In June 2001, October 2001 and October 2002, the Company announced cost reduction initiatives to better align costs with expected net revenue levels. Through December 31, 2001, the Company recorded $53.2 million of charges related to reductions in its workforce and the consolidation and closing of offices. During 2002, the Company recorded an additional $48.5 million of charges related to additional reductions in its workforce and further office consolidations and closings.

In the first quarter of 2002, the Company recorded charges of $23.2 million related to announced cost reduction initiatives. The 2002 first quarter charges include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. By segment, the charges recorded in the first quarter of 2002 are as follows: North America $13.3 million, Latin America $0.1 million, Europe $7.0 million, Asia Pacific $0.3 million and Corporate $2.5 million. Approximately $15.2 million of the $23.2 million of charges recorded in the first quarter of 2002 represents cash charges.

In the 2003 first quarter, the Company recorded a charge of $5.5 million to increase previously established accruals associated with unused office space to reflect the expectation that longer vacancy periods will result in costs that are higher than previously anticipated. By segment, the charges recorded in the first quarter of 2003 are as follows: North America $0.4 million and Europe $5.1 million.

In the Consolidated Statements of Operations, the charges have been segregated on a separate line titled, “Severance and office consolidation charges.” For segment reporting, the charges have been segregated and therefore do not impact the quarter-to-quarter comparisons by geographic region. As the activities related to these charges were initiated prior to December 31, 2002, the charges for severance and office consolidations and closings are recorded in accordance with the requirements of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.”

The table below outlines the accruals for severance and office consolidations along with related cash payments for the three months ended March 31, 2003 and amounts unpaid at of December 31, 2002 and March 31, 2003, respectively:

	Severance And Other Employee-Related Costs	Office Consolidation	Total
Charges unpaid at December 31, 2002	$12,003	$27,233	$39,236
Charges recorded in 2003	—	5,500	5,500
Cash payments	(7,064)	(1,888)	(8,952)

Charges unpaid at March 31, 2003	$4,939	$30,845	$35,784

7. Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended March 31,
	2003	2002
Net loss:
As reported	$(6,737)	$(17,735)
Pro forma	(8,687)	(20,273)
Basic loss per share:
As reported	$(0.37)	$(0.98)
Pro forma	(0.48)	(1.12)
Diluted loss per share:
As reported	$(0.37)	$(0.98)
Pro forma	(0.48)	(1.12)

8. Income Taxes

The Company’s income tax provision for the first quarter of 2003 includes an adjustment to deferred tax assets of $3.1 million related to the excess of expense for accounting purposes over the related deduction for tax purposes that occurred upon the vesting of restricted stock units in the first quarter of 2003. Excluding this adjustment, the effective tax rate for the three months ended March 31, 2003 was 27% compared to 35% for the three months ended March 31, 2002. The decline in the effective tax rate in the first quarter of 2003 (excluding the income tax expense related to the adjustment for deferred tax assets) compared to the first quarter of 2002 is primarily attributed to lower anticipated benefits related to foreign tax credits.

9. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The Company receives warrants for equity securities in its client companies, in addition to its cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. The warrants are recorded at fair value, net of consultants’ bonuses. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations are affected by the fluctuations in the fair value of these derivative instruments. Other warrants received and which do not meet the definition of a derivative instrument under SFAS No. 133 are regularly reviewed for declines in fair value. Upon a value event such as an initial public offering or an acquisition, any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments.

The realized and unrealized gains (losses), net of consultants’ bonuses and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended March 31,
	2003	2002
Realized gains on investments	$366	$—
Unrealized gains (losses) on derivative instruments	(139)	143

Net realized and unrealized gains on equity and warrant portfolio	$227	$143

10. Guarantees

The Company has issued guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default is approximately $1.4 million as of March 31, 2003. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

In addition, the Company has issued guarantees to a financial institution for loans which the financial institution extended to certain employees of the Company. The loans were established at the time of the Company’s initial public offering to enable certain employees to purchase shares of the Company’s common stock. The guarantees are for the entire term of the loans, which are being repaid over time and mature on December 31, 2003. The shares of the Company’s common stock purchased by employees are held in escrow and act as collateral in the event the employee defaults on their loan. For each guarantee issued, if the employee defaults on a payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would have to make in the event of default is approximately $0.5 million as of March 31, 2003. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further deterioration of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; price competition; an inability to achieve the planned cost savings from our cost reduction initiatives; an inability to sublease or assign unused office space; our ability to generate profits in order to ensure that our deferred tax assets are realizable; and delays in the development and/or implementation of new technology and systems. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During 1999 and 2000, the executive search industry experienced a dramatic increase in demand for its services in virtually all markets based on increased competition for executive talent, the need for executives with diverse and global leadership skills, and the proliferation of Internet and e-commerce businesses. Our rate of growth in net revenue during this period exceeded both the industry trend and our historical average because of the need for management at start-up companies, the creation of new e-commerce positions at more established companies and the growth in the financial services industry. We responded to these trends by increasing the number of consultants and the number of offices from which we served our clients. In 2000, we added more than 100 consultants, including consultants experienced in executive search and employees from other disciplines who were new to the search profession, in anticipation of a continuation of increased demand. Also, in response to the demand for Internet-enhanced mid-level search, in March 1999 we launched our mid-level recruiting business as a separate subsidiary called LeadersOnline.

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

In 2002, the worldwide economies, and the demand for executive search services, continued to weaken. Even after taking into account the workforce reductions and office consolidations and closings, which occurred since June 2001, at the then-current and anticipated net revenue levels, we determined that we had substantial excess search team capacity. In addition, the cost structure in Europe continued to be too high for its net revenue level. As a result, in October 2002, we announced further reductions in our workforce and additional office consolidations and closings.

In the first quarter of 2003, continued global economic weakness and geopolitical tensions adversely impacted the business environment and, consequently, the demand for our services. These factors, coupled with the outbreak of severe acute respiratory syndrome (SARS) could have an adverse impact on our net revenue over the balance of the year. On April 7, 2003, Mr. Piers Marmion resigned as Chief Executive Officer. We anticipate recording a charge of approximately $3.9 million in the second quarter of 2003 for the separation. On May 15, 2003, Mr. David Anderson, who until February 2003 served as our President and Chief Operating Officer, resigned. We anticipate recording a charge of approximately $1.6 million in the second quarter of 2003 for the separation.

Results of Operations

We operate our executive search and complementary leadership services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe; and Asia Pacific.

Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF No. 01-14) requires that reimbursements of out-of-pocket expenses be reported on a gross basis as revenue and as operating expenses. The presentation required by EITF No. 01-14 has no impact on our consolidated operating income (loss). For segment purposes, the revenue from reimbursements is reported on a separate line, and therefore does not affect the analysis of net revenue by geographic region. The presentation required by EITF 01-14 has no impact on the operating income (loss) of the geographic regions.

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	7.3	7.1

Total revenue	107.3	107.1
Operating expenses:
Salaries and employee benefits	70.0	75.1
General and administrative expenses	29.2	30.3
Reimbursements	7.3	7.1
Severance and office consolidation charges	7.1	25.3

Total operating expenses	113.7	137.8

Operating loss	(6.3)	(30.7)

Non-operating income (expense):
Interest income	0.6	0.6
Interest expense	—	(0.1)
Net realized and unrealized gains on equity and warrant portfolio	0.3	0.2
Other, net	(1.1)	0.3

Net non-operating income (expense)	(0.2)	0.9

Loss before income taxes	(6.5)	(29.7)
Provision for (benefit from) income taxes	2.2	(10.4)

Net loss	(8.7)%	(19.3)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment:

	Three Months Ended March 31,
	2003	2002
Revenue:
North America	$41,818	$49,835
Latin America	2,278	2,896
Europe	28,259	33,428
Asia Pacific	4,956	5,564

Revenue before reimbursements (net revenue)	77,311	91,723
Reimbursements	5,665	6,483

Total revenue	$82,976	$98,206

Operating income (loss):
North America	$5,881	$3,002
Latin America	(123)	(353)
Europe	565	(957)
Asia Pacific	439	659

Total regions	6,762	2,351
Corporate	(6,163)	(7,338)

Operating income (loss) before severance and office consolidation charges	599	(4,987)
Severance and office consolidation charges	(5,500)	(23,169)

Operating loss	$(4,901)	$(28,156)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $14.4 million, or 15.7%, to $77.3 million for the three months ended March 31, 2003 from $91.7 million for the three months ended March 31, 2002. Excluding the positive impact of approximately $5 million due to exchange rate fluctuations, net revenue declined 21%. We believe information regarding changes in net revenue excluding the impact of exchange rate fluctuations is helpful in providing an understanding of the level of business activity. While our Health Care and Professional Services practices reported net revenue increases, the Financial Services and Technology practices continued to show weakness. The number of confirmed executive searches decreased 16% compared to the first quarter of 2002. We believe this decrease reflects the impact of the continuing low levels of business confidence related to the global economy.

Net revenue in North America was $41.8 million for the three months ended March 31, 2003, a decrease of $8.0 million, or 16.1%, from $49.8 million in the first quarter of 2002. While the Health Care, Industrial, and Professional Services practices all showed increases in net revenue, that performance was more than offset by the ongoing weakness in the Financial Services and Technology practices. In Latin America, net revenue was $2.3 million for the three months ended March 31, 2003, a decrease of $0.6 million, or 21.3%, from $2.9 million in the first quarter of 2002, reflecting declines across most of the practices and the loss of net revenue from operations which were sold in 2002. Net revenue in Europe was $28.3 million for the three months ended March 31, 2003, a decrease of $5.1 million, or 15.5%, from $33.4 million in the first quarter of 2002. Excluding a positive impact of approximately $4.7 million due to exchange rate changes, net revenue decreased approximately 30% from the comparable quarter in 2002 due to general economic weakness, particularly in the Financial Services and Industrial practices and the loss of net revenue from unprofitable operations that were sold or shut down during 2002. In Asia Pacific, net revenue was $5.0 million for the three months ended March 31, 2003, a decrease of $0.6 million, or 10.9%, from $5.6 million in the first quarter of 2002. Excluding a positive impact of approximately $0.3 million due to exchange rate changes, net revenue decreased 17% compared to the same quarter in 2002. Increases in the Industrial and Professional Services practices were offset by declines in the other practices.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $14.8 million, or 21.4%, to $54.1 million for the three months ended March 31, 2003 from $68.9 million for the three months ended March 31, 2002. The decrease in dollar terms was primarily attributable to lower accruals for performance-based compensation related in part to the lower net revenue and secondly, due to lower fixed costs as a result of the elimination of approximately 400 positions since March 2002. The 2003 first quarter salary and employee benefits expense also included a $1.5 million benefit resulting from the forfeiture of certain restricted stock units. As a percentage of net revenue, salaries and employee benefits expense decreased to 70.0% in the first quarter of 2003 from 75.1% in the first quarter of 2002. The decrease as a percentage of net revenue was primarily due to a lower percentage of net revenue being accrued in the quarter for performance-based compensation for executive search consultants, management, and support staff, and lower fixed salaries and employee benefits expense in relation to the net revenue level.

General and administrative expenses. Consolidated general and administrative expenses decreased $5.2 million, or 18.9%, to $22.6 million for the three months ended March 31, 2003 from $27.8 million for the three months ended March 31, 2002. This decrease was due to lower discretionary spending, lower bad debt expense and cost savings from the consolidation and closing of offices. As a percentage of net revenue, general and administrative expenses decreased to 29.2% in the first quarter of 2003 from 30.3% in the first quarter of 2002.

Severance and office consolidation charges. In the first quarter of 2003, we recorded charges of $5.5 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of longer vacancy periods due in part to weakness in the real-estate markets in which the leased properties are located. By segment, North America incurred charges of $0.4 million and Europe incurred $5.1 million of charges.

In October 2001, we announced company-wide cost reduction initiatives to better align costs with the expected net revenue levels. During the 2002 first quarter, we incurred $23.2 million of charges related to these announced initiatives. The actions, which occurred during the first quarter of 2002, affected 166 people, including 51 executive search and management search consultants. The remainder was search and corporate support staff. Over two-thirds of the layoffs were in North America, 20% were in Europe, and the rest were in Latin America and Asia Pacific. The layoffs impacted virtually all practice groups. Approximately $15.2 million of the $23.2 million of the severance and office consolidation charges incurred in the 2002 first quarter represented cash charges.

Approximately $35.8 million of the severance and office consolidation charges remained unpaid as of March 31, 2003. The majority of the amounts remaining to be paid relate to real estate leases. Cash disbursements lag the charges because charges related to disposing of leases are recorded currently, while the cash spending for each affected lease will continue until sub-leasing, or negotiations with the lessor to terminate the lease, are completed. Based on current estimates, approximately $13.3 million is expected to be paid in the twelve months ended March 31, 2004 with the remaining $22.5 million payable thereafter.

Operating loss. The following table summarizes our operating loss for the quarters ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31,		Decrease in operating loss
Operating income (loss)	2003	2002
	(In millions)
Total regions	$6.8	$2.4	$4.4
Corporate	(6.2)	(7.3)	1.1

Operating income (loss) before severance and office consolidation charges	0.6	(5.0)	5.6
Severance and office consolidation charges	(5.5)	(23.2)	17.7

Operating loss	$(4.9)	$(28.2)	$23.3

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Our consolidated operating loss was $4.9 million for the three months ended March 31, 2003, a decrease of $23.3 million compared to an operating loss of $28.2 million for the three months ended March 31, 2002. The decrease in the operating loss was primarily due to lower severance and office consolidation charges, lower corporate costs and improved profitability in the geographic regions. Operating income before severance and office consolidation charges increased $5.6 million to $0.6 million for the three months ended March 31, 2003 from an operating loss of $5.0 million for the three months ended March 31, 2002. We believe that operating income excluding severance and office consolidation charges more accurately reflects our core operations. The increase in operating income, excluding severance and office consolidation charges, was driven by a $14.8 million reduction in salaries and employee benefits expense due to reductions in our workforce and lower accruals for performance-based compensation, and a $5.2 million reduction of general and administrative expenses due to reduced spending on discretionary items, reductions in bad debt expense, and savings from office consolidations and closings. These cost reductions more than offset the $14.4 million decline in net revenue compared to the 2002 first quarter.

In North America, operating income for the three months ended March 31, 2003 increased $2.9 million to $5.9 million from $3.0 million for the three months ended March 31, 2002. The decline of $8.0 million in North America’s net revenue was offset by lower levels of fixed salaries and employee benefits expense, including the benefit resulting from the forfeiture of certain restricted stock units, lower bad debt expense, lower discretionary spending and lower facilities-related expenses. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices, which have occurred since the 2002 first quarter.

In Latin America, the operating loss decreased $0.3 million to $0.1 million for the three months ended March 31, 2003, compared to an operating loss of $0.4 million for the three months ended March 31, 2002. The decrease in the operating loss was attributable to lower performance-based and fixed compensation expense, and lower operating costs as a result of having converted certain operations to affiliates during 2002. These items more than offset the $0.6 million decline in net revenue.

In Europe, operating income was $0.6 million for the three months ended March 31, 2003, compared to an operating loss of $1.0 million for the three months ended March 31, 2002. The increase of $1.6 million was attributable to lower fixed salary and employee benefits expense and lower general and administrative expenses, reflecting the reductions in workforce and cost reduction initiatives which were announced in the 2002 fourth quarter, partially offset by the $5.1 million decline in Europe’s net revenue.

In Asia Pacific, operating income for the three months ended March 31, 2003 was $0.4 million compared to operating income of $0.7 million for the three months ended March 31, 2002. The decline in operating income of $0.3 million was attributable to a decline in net revenue of $0.6 million, partially offset by lower salaries and employee benefits expense and lower general and administrative expenses, primarily bad debt expense.

Unallocated corporate expenses declined $1.1 million, or 16.0%, to $6.2 million for the three months ended March 31, 2003 from $7.3 million for the three months ended March 31, 2002 due to lower corporate staffing and lower discretionary spending.

The severance and office consolidation charges were $5.5 million in the first quarter of 2003 compared to $23.2 million in the first quarter of 2002. The charges are explained in the preceding section captioned “Severance and office consolidation charges.”

Non-operating income (expense). Consolidated net non-operating expense for the three months ended March 31, 2003 was $0.1 million compared to $0.9 million of net non-operating income for the three months ended March 31, 2002. The following table presents the components of our net non-operating income (expense) for the three months ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31,		Increase (decrease) in non-operating income
Non-operating income (expense)	2003	2002
		(In millions)
Interest income	$0.5	$0.5	$—
Interest expense	—	(0.1)	0.1
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.3	—	0.3
Unrealized gains (losses) on derivative instruments	(0.1)	0.1	(0.2)

Net realized and unrealized gains	0.2	0.1	0.1
Other, net	(0.8)	0.3	(1.1)

Net non-operating income (expense)	$(0.1)	$0.9	$(1.0)

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income in the first quarter of 2003 was approximately unchanged from the amount recorded in the first quarter of 2002.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value, net of consultants’ bonuses. Some of the warrants in our portfolio meet the definition of derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations rather than as a component of accumulated other comprehensive income. Warrants which do not meet the definition of a derivative instrument are regularly reviewed for declines in value. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of consultants’ bonuses and other costs. During the three months ended March 31, 2003, we recognized $0.3 million of realized gains and $0.1 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2002, we recognized $0.1 million of unrealized gains, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio. No realized gains were recognized during the three months ended March 31, 2002.

Net other non-operating expense was $0.8 million for the three months ended March 31, 2003 compared to net other non-operating income of $0.3 million for the three months ended March 31, 2002. Other non-operating income (expense) consists primarily of exchange gains (losses) on intercompany balances which are denominated in currencies other than the functional currency.

Income taxes. During the three months ended March 31, 2003, we had a pre-tax loss of $5.0 million. For the three months ended March 31, 2003, the income tax expense was $1.7 million. The income tax expense recorded in the first quarter of 2003 includes an adjustment of $3.1 million to certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes that occurred upon the vesting of restricted stock units in the first quarter of 2003. In 2000, a portion of the consultants’ compensation was granted in restricted stock units at the then market price of approximately $41 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in March 2003 at the market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, we will realize a smaller tax benefit than initially recorded. Accordingly, we adjusted the deferred tax asset to reflect the lower tax benefit. As restricted stock units continue to vest over the remainder of 2003, we expect to record approximately $1 million of adjustments to deferred tax assets. Excluding the tax expense related to the adjustment for deferred tax assets, the effective tax rate was 27%, reflecting the U.S. benefit offset by foreign income taxes. We believe excluding the impact of the adjustment for deferred tax assets more accurately reflects the effective tax rate on our operations.

During the three months ended March 31, 2002, we had a pre-tax loss of $27.3 million and an income tax benefit of $9.6 million. The effective tax rate for the three months ended March 31, 2002 was 35%. The decline in the effective tax rate in the first quarter of 2003 (excluding the income tax expense related to the adjustment for deferred tax assets) compared to the first quarter of 2002 is primarily attributed to lower anticipated benefits related to foreign tax credits.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our cash balances together with the funds expected to be generated from operations and funds available under our lines of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our severance and office consolidation charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

We do not have material off-balance sheet arrangements, special purpose entities or trading activities in non-exchange traded contracts.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At March 31, 2003, we had $3.2 million of deferred compensation structured as forgivable loans. The terms of deferred compensation arrangements structured as forgivable loans and granted to executive officers are included in these employees’ employment agreements as filed with the Securities and Exchange Commission.

Lines of credit. We have a $50.0 million committed revolving credit facility (the “Facility”). The Facility was amended on March 25, 2002, November 27, 2002, and April 29, 2003 and will expire on December 28, 2004. Under the Facility we may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under the Facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by tests of our financial condition. The Facility has financial covenants we must meet relating to consolidated EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization, and designated charges); fixed charge coverage (defined as the ratio of EBITDA to interest expense and capital expenditures); leverage (defined as the ratio of total indebtedness to EBITDA); tangible net worth; working capital; minimum cash position of $50.0 million; and capital expenditures. The Facility prohibits us from declaring and paying cash dividends on our common stock without the consent of our lenders. In addition, the Facility limits our ability to make acquisitions and incur additional debt. We must pay a facility fee even if no portion of the line of credit is used. The amendment dated April 29, 2003 reduced the EBITDA requirements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and increased the maximum allowable limit on designated charges.

There were no borrowings outstanding under the existing line of credit at March 31, 2003 or December 31, 2002. At March 31, 2003 and December 31, 2002, we were in compliance with the financial covenants of the Facility and no event of default existed.

In February 2003, we entered into an uncommitted line of credit for $5.0 million. This unsecured line of credit expires on February 24, 2004. There are no financial covenants or fees related to this unsecured line of credit. As of March 31, 2003, there were no borrowings under this unsecured line of credit.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2003 and 2002 were $78.7 million and $68.6 million, respectively. The amount of cash and cash equivalents at December 31, 2002 was $110.2 million.

Cash from operating activities. For the three months ended March 31, 2003, cash used in operating activities was $28.2 million, reflecting our net loss, payments related to our severance and office consolidation charges, an increase in our trade receivables, and payments of bonuses in March 2003, offset by the refund of approximately $7.5 million of U.S. income taxes paid in prior years.

For the three months ended March 31, 2002, cash used in operating activities was $36.9 million, reflecting our net loss, the payment of bonuses in March 2002 and payments related to our severance and office consolidation charges, offset by the refund of approximately $10 million of estimated income taxes paid during 2001.

Cash from investing activities. Cash used in investing activities was $0.9 million for the three months ended March 31, 2003 and $1.6 million for the three months ended March 31, 2002.

Capital expenditures were $1.3 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively.

Proceeds from sales of equity securities, net of consultants’ bonuses and other costs, and related to our equity and warrant portfolio, were $0.4 million for the three months ended March 31, 2003. For the three months ended March 31, 2002, there were no sales of equity securities related to our equity and warrant portfolio.

Cash from financing activities. Cash used in financing activities for the three months ended March 31, 2003 and 2002 was $3.2 million and $0.7 million, respectively.

On March 6, 2001, our Board of Directors authorized management to repurchase up to an aggregate of 2 million shares of our common stock with an aggregate purchase price up to $100 million through March 5, 2003. From February 25, 2003 through March 5, 2003, we repurchased 288,000 shares of common stock for $3.2 million. During the three months ended March 31, 2002, we repurchased 4,032 shares of common stock for approximately $0.1 million.

Application of Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The more significant areas requiring estimates include revenue recognition, allowance for doubtful accounts, accruals related to the consolidation and closing of offices, and allowances for deferred tax assets. In addition, we make certain estimates and assumptions for accruals of performance-based compensation for executive search consultants, management and support staff. These accruals reflect our best estimate of the intended payout for the year and are subject to company and employee performance. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.

Recently Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies are required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. We do not anticipate that adoption of SFAS No. 146 will have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. We adopted FASB Interpretation No. 45 on January 1, 2003 and do not anticipate that the adoption of Interpretation No. 45 will have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ended after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The disclosures required by SFAS No. 148 for interim financial statements are included in Note 7, Stock-Based Compensation, in the unaudited Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. The warrants are recorded at fair value, net of consultants’ bonuses. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations may be affected by the fluctuations in the fair value of these derivative instruments.

Currency market risk. With our operations primarily in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Historically, we have not experienced significant gains or losses on transactions involving U.S. dollars and other currencies. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. Based on our net loss of $6.7 million for the three months ended March 31, 2003, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net loss by approximately $45,000. For financial information by geographic segment, see Note 5, Segment Information, in the unaudited Notes to Consolidated Financial Statements.

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

3.01	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

*10.01	Amendment No. 3 to Credit Agreement among Heidrick & Struggles International, Inc., the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent

*10.02	Employment Agreement of Jocelyn A. Dehnert.

*99.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b) Reports on Form 8-K

On February 25, 2003, we filed a report under Item 7 and Item 9 concerning our February 2003 Investor Relations Presentation.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. (Registrant)

By:	/S/ KEVIN J. SMITH
Kevin J. Smith Chief Financial Officer

Date: May 14, 2003

CERTIFICATION

I, Gerard R. Roche, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ GERARD R. ROCHE
Chief Executive Officer

Dated: May 14, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ KEVIN J. SMITH
Chief Financial Officer

Dated: May 14, 2003