Form 10-Q
period 2003-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2003-08-14
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Company’s common stock as of August 4, 2003 was 18,263,608.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$95,888	$110,220
Accounts receivable, net of allowance for doubtful accounts	51,829	41,774
Other receivables	4,204	3,552
Prepaid expenses	8,801	11,881
Income taxes recoverable, net	—	6,125
Deferred income taxes, net	24,160	24,924

Total current assets	184,882	198,476

Non-current assets:
Property and equipment, net	35,415	38,230
Assets designated for pension plan	23,938	21,196
Investments	2,250	3,007
Other non-current assets	6,800	9,478
Goodwill	50,587	50,271
Other intangibles, net	9,479	10,230
Deferred income taxes, net	25,514	32,176

Total non-current assets	153,983	164,588

Total assets	$338,865	$363,064

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$980	$1,161
Accounts payable	6,666	8,887
Accrued expenses—
Salaries and employee benefits	56,813	67,514
Other	20,009	20,704
Current portion of accrued restructuring charges	12,581	20,705
Income taxes payable, net	2,158	—

Total current liabilities	99,207	118,971

Non-current liabilities:
Long-term debt, less current maturities	333	294
Retirement and pension plans	28,853	25,234
Non-current portion of accrued restructuring charges	19,120	18,531
Other non-current liabilities	354	323

Total non-current liabilities	48,660	44,382

Total liabilities	147,867	163,353

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,211,954 and 18,152,346 shares were outstanding at June 30, 2003 and December 31, 2002, respectively	196	196
Treasury stock at cost, 1,347,889 and 1,433,431 shares at June 30, 2003 and December 31, 2002, respectively	(24,175)	(27,421)
Additional paid in capital	251,764	260,445
Accumulated deficit	(35,573)	(26,227)
Cumulative foreign currency translation adjustment	2,789	(1,241)
Unrealized gain on available-for-sale investments, net of tax	29	57
Deferred stock-based compensation	(4,032)	(6,098)

Total stockholders’ equity	190,998	199,711

Total liabilities and stockholders’ equity	$338,865	$363,064

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	$81,674	$93,476	$158,985	$185,199
Reimbursements	6,221	6,834	11,886	13,317

Total revenue	87,895	100,310	170,871	198,516

Operating expenses:
Salaries and employee benefits	62,917	64,273	117,067	133,170
General and administrative expenses	20,398	28,247	42,960	56,060
Reimbursed expenses	6,221	6,834	11,886	13,317
Restructuring charges	—	—	5,500	23,169

Total operating expenses	89,536	99,354	177,413	225,716

Operating income (loss)	(1,641)	956	(6,542)	(27,200)

Non-operating income (expense):
Interest income	468	383	960	911
Interest expense	(53)	(37)	(90)	(88)
Net realized and unrealized gains (losses) on equity and warrant portfolio	21	(1,385)	248	(1,242)
Write-down of long-term investment	—	(5,000)	—	(5,000)
Other, net	(315)	(144)	(1,137)	107

Net non-operating income (expense)	121	(6,183)	(19)	(5,312)

Loss before income taxes	(1,520)	(5,227)	(6,561)	(32,512)
Provision for (benefit from) income taxes	1,089	(1,830)	2,785	(11,380)

Net loss	$(2,609)	$(3,397)	$(9,346)	$(21,132)

Basic loss per common share	$(0.14)	$(0.19)	$(0.52)	$(1.17)

Diluted loss per common share	$(0.14)	$(0.19)	$(0.52)	$(1.17)

Weighted average common shares outstanding:
Basic	18,138	18,098	18,147	18,074
Diluted	18,138	18,098	18,147	18,074

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury	Additional Paid in	Accumulated	Accumulated Other Comprehensive	Deferred Stock-Based
	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Compensation	Total
Balance at December 31, 2002	18,152	$196	$(27,421)	$260,445	$(26,227)	$(1,184)	$(6,098)	$199,711
Net loss	—	—	—	—	(9,346)	—	—	(9,346)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, (pretax $36)	—	—	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	—	—	4,030	—	4,030

Total comprehensive income (loss)	—	—	—	—	(9,346)	4,002	—	(5,344)

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	3,116	—	—	(3,116)	—
Amortization of deferred compensation	—	—	—	—	—	—	3,455	3,455
Forfeitures of restricted stock units	—	—	—	(3,592)	—	—	1,727	(1,865)
Exercise of stock options	2	—	26	(5)	—	—	—	21
Purchases of treasury stock	(288)	—	(3,175)	—	—	—	—	(3,175)
Vesting of restricted stock units	346	—	6,395	(8,272)	—	—	—	(1,877)
Increase in accrued compensation under the performance share plan	—	—	—	72	—	—	—	72

Balance at June 30, 2003	18,212	$196	$(24,175)	$251,764	$(35,573)	$2,818	$(4,032)	$190,998

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(9,346)	$(21,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,099	7,589
Deferred income taxes	1,563	(15,031)
Net realized and unrealized losses (gains) on equity and warrant portfolio	(248)	1,242
Write-down of long-term investment	—	5,000
Stock-based compensation expense, net	1,662	3,789
Restructuring charges	5,500	23,169
Cash paid for restructuring charges	(13,035)	(13,453)
Changes in assets and liabilities:
Trade and other receivables	(8,992)	(13,306)
Accounts payable	(2,592)	(5,331)
Accrued expenses	(16,552)	(19,733)
Income taxes recoverable, net	14,961	20,107
Other, net	9,148	6,999

Net cash used in operating activities	(10,832)	(20,091)

Cash flows from investing activities:
Purchases of property and equipment	(2,905)	(3,185)
Proceeds from sales of equity securities, net	531	127
Other, net	223	(203)

Net cash used in investing activities	(2,151)	(3,261)

Cash flows from financing activities:
Payments on long-term debt	(224)	(913)
Proceeds from stock options exercised	21	484
Purchases of treasury stock	(3,175)	(81)

Net cash used in financing activities	(3,378)	(510)

Effect of foreign currency exchange rates on cash and cash equivalents	2,029	82

Net decrease in cash and cash equivalents	(14,332)	(23,780)
Cash and cash equivalents:
Beginning of period	110,220	108,732

End of period	$95,888	$84,952

The accompanying notes are an integral part of these consolidated financial statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc. and Subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003.

2.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(2,609)	$(3,397)	$(9,346)	$(21,132)
Add: Stock-based compensation expense already included in net income, net of tax	1,079	1,052	981	2,235
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and performance share plan, net of tax	(3,470)	(3,757)	(5,322)	(7,479)

Pro forma	$(5,000)	$(6,102)	$(13,687)	$(26,376)

Basic loss per share:
As reported	$(0.14)	$(0.19)	$(0.52)	$(1.17)
Pro forma	(0.28)	(0.34)	(0.75)	(1.46)
Diluted loss per share:
As reported	$(0.14)	$(0.19)	$(0.52)	$(1.17)
Pro forma	(0.28)	(0.34)	(0.75)	(1.46)

3.    Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2002	$18,362	$30,406	$1,503	$50,271
Exchange rate fluctuations	—	288	28	316

Balance at June 30, 2003	$18,362	$30,694	$1,531	$50,587

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

Other Intangible Assets

The carrying amount of amortizable other intangible assets and the related accumulated amortization are as follows:

	Original Weighted Average Life	June 30, 2003			December 31, 2002
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	13.5	$13,157	$(3,787)	$9,370	$13,046	$(3,290)	$9,756
Other intangibles	3.2	2,124	(2,015)	109	2,211	(1,737)	474

Total		$15,281	$(5,802)	$9,479	$15,257	$(5,027)	$10,230

Intangible amortization expense for the three months ended June 30, 2003 and 2002 was $362,000 and $498,000, respectively. Intangible amortization expense for the six months ended June 30, 2003 and 2002 was $819,000 and $1,036,000, respectively. The estimated amortization expense for each of the next five years is as follows:

Year Ended December 31,
2003	$1,537
2004	1,237
2005	1,143
2006	1,021
2007	1,021

4.    Basic and Diluted Loss Per Common Share

A reconciliation of the basic and diluted loss per share, and the shares used in the computation, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic loss per common share:
Net loss	$(2,609)	$(3,397)	$(9,346)	$(21,132)
Weighted average common shares outstanding	18,138	18,098	18,147	18,074
Basic loss per common share	$(0.14)	$(0.19)	$(0.52)	$(1.17)
Diluted loss per common share:
Net loss	$(2,609)	$(3,397)	$(9,346)	$(21,132)
Weighted average common shares outstanding	18,138	18,098	18,147	18,074
Dilutive common shares	—	—	—	—

Weighted average diluted common shares outstanding	18,138	18,098	18,147	18,074

Diluted loss per common share	$(0.14)	$(0.19)	$(0.52)	$(1.17)

For the three months ended June 30, 2003 and 2002, there were approximately 0.6 million and 1.0 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would have been anti-dilutive. For the six months ended June 30, 2003 and 2002, there were approximately 0.5 million and 0.9 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would have been anti-dilutive.

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

The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of revenue before reimbursements (net revenue) more appropriately reflects the Company’s core operations.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
North America	$44,728	$52,226	$86,546	$102,061
Latin America	2,658	2,575	4,936	5,471
Europe	28,179	32,867	56,438	66,295
Asia Pacific	6,109	5,808	11,065	11,372

Revenue before reimbursements (net revenue)	81,674	93,476	158,985	185,199
Reimbursements	6,221	6,834	11,886	13,317

Total revenue	$87,895	$100,310	$170,871	$198,516

Operating income (loss):
North America	$10,161	$9,607	$16,042	$12,609
Latin America	103	(1,224)	(20)	(1,577)
Europe	(1,949)	(300)	(1,384)	(1,257)
Asia Pacific	1,090	432	1,529	1,091

Total regions	9,405	8,515	16,167	10,866
Corporate	(11,046)	(7,559)	(17,209)	(14,897)
Restructuring charges	—	—	(5,500)	(23,169)

Operating income (loss)	$(1,641)	$956	$(6,542)	$(27,200)

Depreciation and amortization:
North America	$1,474	$1,501	$2,866	$2,890
Latin America	99	115	195	226
Europe	1,486	1,627	3,030	3,552
Asia Pacific	198	211	382	399

Total regions	3,257	3,454	6,473	7,067
Corporate	307	281	626	522

Total depreciation and amortization	$3,564	$3,735	$7,099	$7,589

Capital expenditures:
North America	$790	$534	$1,325	$1,309
Latin America	19	52	32	59
Europe	432	308	542	1,043
Asia Pacific	188	43	390	46

Total regions	1,429	937	2,289	2,457
Corporate	140	611	616	728

Total capital expenditures	$1,569	$1,548	$2,905	$3,185

The identifiable assets, and goodwill and intangible assets, by segment, are as follows:

	June 30, 2003	December 31, 2002
Identifiable assets:
North America	$69,553	$71,670
Latin America	5,119	4,367
Europe	140,273	142,467
Asia Pacific	20,465	21,964

Total regions	235,410	240,468
Corporate	103,455	122,596

Total identifiable assets	$338,865	$363,064

Goodwill and intangible assets, net:
North America	$22,394	$22,810
Latin America	—	—
Europe	36,141	36,188
Asia Pacific	1,531	1,503

Total goodwill and intangible assets, net	$60,066	$60,501

6.    Restructuring Charges

In June 2001, October 2001 and October 2002, the Company announced cost reduction initiatives to better align costs with expected net revenue levels. Through December 31, 2001, the Company recorded $53.2 million of restructuring charges related to reductions in its workforce and the consolidation and closing of offices. During 2002, the Company recorded an additional $48.5 million of restructuring charges related to additional reductions in its workforce and further office consolidations and closings.

In the first quarter of 2002, the Company recorded restructuring charges of $23.2 million related to announced cost reduction initiatives. The 2002 first quarter restructuring charges include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. By segment, the restructuring charges recorded in the first quarter of 2002 are as follows: North America $13.3 million; Latin America $0.1 million; Europe $7.0 million; Asia Pacific $0.3 million; Corporate $2.5 million. Approximately $15.2 million of the $23.2 million of restructuring charges recorded in the first quarter of 2002 represented cash charges. No restructuring charges were recorded in the second quarter of 2002.

In the 2003 first quarter, the Company recorded restructuring charges of $5.5 million to increase previously established accruals associated with unused office space to reflect the expectation that longer vacancy periods will result in costs that are higher than previously anticipated. By segment, the restructuring charges recorded in the first quarter of 2003 are as follows: North America $0.4 million; Europe $5.1 million. No restructuring charges were recorded in the second quarter of 2003.

In the Consolidated Statements of Operations, the restructuring charges have been segregated on a separate line titled, “Restructuring charges.” For segment reporting, the restructuring charges have been segregated and therefore do not impact the quarter-to-quarter comparisons by geographic region. As the activities related to these restructuring charges were initiated prior to December 31, 2002, the restructuring charges were recorded in accordance with the requirements of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.”

The table below outlines the restructuring-related accruals at December 31, 2002 and June 30, 2003 and the restructuring charges and cash payments for the six months ended June 30, 2003:

	Severance And Other Employee- Related Costs	Office Consolidations	Total
Charges unpaid at December 31, 2002	$12,003	$27,233	$39,236
Charges recorded in 2003	—	5,500	5,500
Cash payments in 2003	(7,792)	(5,243)	(13,035)

Charges unpaid at June 30, 2003	$4,211	$27,490	$31,701

7.    Income Taxes

The Company’s income tax provision reflects an expense of $1.2 million and $4.3 million for the three and six months ended June 30, 2003, respectively, for the reduction of deferred tax assets related to the excess of expense for accounting purposes over the related deduction for tax purposes that occurred upon the vesting of restricted stock units in the first half of 2003. Excluding this expense, the effective tax benefit rate was 22.6% for the six months ended June 30, 2003.

The Company’s effective tax benefit rate was 35.0% for the six months ended June 30, 2002. The decline in the effective tax benefit rate in the first half of 2003 (excluding the income tax expense related to the reduction of deferred tax assets) compared to the first half of 2002 is primarily attributable to lower anticipated benefits related to foreign tax credits.

8.    Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The Company receives warrants for equity securities in its client companies, in addition to its cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. The warrants are recorded at fair value, net of consultants’ bonuses. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations are affected by the fluctuations in the fair value of these derivative instruments. Other warrants received which do not meet the definition of a derivative instrument under SFAS No. 133 are regularly reviewed for declines in fair value. Upon a value event such as an initial public offering or an acquisition, any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments.

The realized and unrealized gains (losses), net of consultants’ bonuses and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Realized gains on investments	$ 165	$ 47	$531	$47
Unrealized losses on derivative instruments	(144)	(1,432)	(283)	(1,289)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$ 21	$(1,385)	$248	$(1,242)

9.    Guarantees

The Company has issued guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default is approximately $1.4 million as of June 30, 2003. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

In addition, the Company has issued guarantees to a financial institution for loans which the financial institution extended to certain employees of the Company. The loans were established at the time of the Company’s initial public offering to enable certain employees to purchase shares of the Company’s common stock. The guarantees are for the entire term of the loans, which are being repaid over time and mature on December 31, 2003. The shares of the Company’s common stock purchased by employees are held in escrow and act as collateral in the event the employee defaults on their loan. For each guarantee issued, if the employee defaults on a payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would have to make in the event of default is approximately $0.4 million as of June 30, 2003. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

10.    Recently Issued Financial Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies are required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company adopted Interpretation No. 45 on January 1, 2003. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ended after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in Note 2, Summary of Significant Accounting Policies, in these unaudited Notes to Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of SFAS No. 149, but anticipates that its adoption will not have a material impact on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of SFAS No. 150, but anticipates that its adoption will not have a material impact on its financial condition or results of operations.

11.    Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments, net of tax, as components of comprehensive income. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,609)	$(3,397)	$(9,346)	$(21,132)
Change in foreign currency translation adjustment	2,710	5,130	4,030	3,906
Change in unrealized gain on available-for-sale investments, net of tax	(18)	22	(28)	18

Comprehensive income (loss)	$83	$1,755	$(5,344)	$(17,208)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further deterioration of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; price competition; an inability to achieve the planned cost savings from our cost reduction initiatives; an inability to sublease or assign unused office space; our ability to generate profits in order to ensure that our deferred tax assets are realizable; and delays in the development and/or implementation of new technology and systems. Our reports filed with the U. S. Securities and Exchange Commission also include information on factors that may affect the outcome of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The slowdown in the United States economy that began early in 2001, especially in the financial services and technology sectors, followed by a slowdown in other geographic markets, created an environment where the previous trends began to reverse. Commencing in June 2001, when we anticipated a decrease in net revenue compared to 2000, we took steps to reduce our cost base by reducing our workforce while retaining capacity to meet additional demand when the economy recovered. In October 2001, we announced further reductions in our workforce and consolidated or eliminated office space. The initiatives related to these announcements, including the integration of LeadersOnline into our Executive Search business, were completed during the 2002 first quarter.

In 2002, the worldwide economies, and the demand for executive search services, continued to weaken. Even after taking into account the workforce reductions and office consolidations and closings that occurred since June 2001, at the then-current and anticipated net revenue levels, we determined that we had substantial excess search team capacity. In addition, the cost structure in Europe continued to be too high for its net revenue level. As a result, in October 2002, we announced further reductions in our workforce and additional office consolidations and closings.

In the first half of 2003, continued global economic weakness and geopolitical tensions adversely impacted the business environment and, consequently, the demand for our services. The ongoing global economic weakness could have an adverse impact on our net revenue over the balance of the year.

On April 7, 2003, Mr. Piers Marmion resigned as Chief Executive Officer (“CEO”). We recorded a charge of $3.7 million in the second quarter of 2003 for the separation. On May 15, 2003, Mr. David Anderson, who until February 2003 served as our President and Chief Operating Officer (“COO”), resigned. We recorded a charge of $1.5 million in the second quarter of 2003 for the separation.

Results of Operations

We operate our executive search and complementary leadership services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe; and Asia Pacific.

Total revenue consists of revenue before reimbursements of out-of-pocket expenses (net revenue) and reimbursements of out-of-pocket expenses. Revenue before reimbursements of out-of-pocket expenses (net revenue) consists primarily of retainers and indirect expenses billed to clients. Reimbursements of out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF No. 01-14). Related reimbursable expenses are also shown separately within operating expenses.

For segment purposes, the reimbursements of out-of-pocket expenses are reported on a separate line, and therefore do not affect the analysis of net revenue by geographic region. The presentation required by EITF No. 01-14 has no impact on the consolidated operating income (loss) or on the operating income (loss) of the geographic regions.

We believe that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of revenue before reimbursements (net revenue) more appropriately reflects our core operations.

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	7.6	7.3	7.5	7.2

Total revenue	107.6	107.3	107.5	107.2

Operating expenses:
Salaries and employee benefits	77.0	68.8	73.6	71.9
General and administrative expenses	25.0	30.2	27.0	30.3
Reimbursements	7.6	7.3	7.5	7.2
Restructuring charges	—	—	3.5	12.5

Total operating expenses	109.6	106.3	111.6	121.9

Operating income (loss)	(2.0)	1.0	(4.1)	(14.7)

Non-operating income (expense)
Interest income	0.6	0.4	0.6	0.5
Interest expense	(0.1)	—	(0.1)	—
Net realized and unrealized gains (losses) on equity and warrant portfolio	—	(1.5)	0.2	(0.7)
Write-down of long-term investment	—	(5.3)	—	(2.7)
Other, net	(0.4)	(0.2)	(0.7)	0.1

Net non-operating income (expense)	0.1	(6.6)	—	(2.9)

Loss before income taxes	(1.9)	(5.6)	(4.1)	(17.6)
Provision for (benefit from) income taxes	1.3	(2.0)	1.8	(6.1)

Net loss	(3.2)%	(3.6)%	(5.9)%	(11.4)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
North America	$44,728	$52,226	$86,546	$102,061
Latin America	2,658	2,575	4,936	5,471
Europe	28,179	32,867	56,438	66,295
Asia Pacific	6,109	5,808	11,065	11,372

Revenue before reimbursements (net revenue)	81,674	93,476	158,985	185,199
Reimbursements	6,221	6,834	11,886	13,317

Total revenue	$87,895	$100,310	$170,871	$198,516

Operating income (loss):
North America	$10,161	$9,607	$16,042	$12,609
Latin America	103	(1,224)	(20)	(1,577)
Europe	(1,949)	(300)	(1,384)	(1,257)
Asia Pacific	1,090	432	1,529	1,091

Total regions	9,405	8,515	16,167	10,866
Corporate	(11,046)	(7,559)	(17,209)	(14,897)
Restructuring charges	—	—	(5,500)	(23,169)

Operating income (loss)	$(1,641)	$956	$(6,542)	$(27,200)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Total revenue. Consolidated total revenue decreased $12.4 million, or 12.4%, to $87.9 million for the three months ended June 30, 2003 from $100.3 million for the three months ended June 30, 2002. The decline in total revenue was due primarily to the decline in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $11.8 million, or 12.6%, to $81.7 million for the three months ended June 30, 2003 from $93.5 million for the three months ended June 30, 2002. Excluding the positive impact of $5.0 million due to exchange rate fluctuations, net revenue declined approximately 18%. We believe information regarding changes in net revenue excluding the impact of exchange rate fluctuations is helpful in providing an understanding of the volume of business activity. While most of our industry practices reported net revenue increases, two of our largest practices, Financial Services and Technology, continued to show weakness. The number of confirmed executive searches decreased 18% compared to the second quarter of 2002. We believe this decrease reflects the impact of the continuing low levels of business confidence related to the global economy.

Net revenue in North America was $44.7 million for the three months ended June 30, 2003, a decrease of $7.5 million, or 14.4%, from $52.2 million in the second quarter of 2002. While the Health Care and Professional Services practices showed increases in net revenue, that performance was more than offset by the ongoing weakness in the Financial Services and Technology practices. In Latin America, net revenue was $2.7 million for the three months ended June 30, 2003, an increase of $0.1 million, or 3.2%, from $2.6 million in the second quarter of 2002. The increase in Technology and Leadership Services net revenue offset declines across most of the practices and the loss of net revenue from operations which were sold in 2002. Net revenue in Europe was $28.2 million for the three months ended June 30, 2003, a decrease of $4.7 million, or 14.3%, from $32.9 million in the second quarter of 2002. Excluding a positive impact of $4.7 million due to exchange rate changes, net revenue was $23.5 million, a decrease of approximately 29% from the comparable quarter in 2002. The decline in net revenue is due to general economic weakness, particularly in the Financial Services practice, and the loss of net revenue from unprofitable operations that were sold or shut down during 2002. In Asia Pacific, net revenue was

$6.1 million for the three months ended June 30, 2003, an increase of $0.3 million, or 5.2%, from $5.8 million in the second quarter of 2002. Excluding a positive impact of $0.3 million due to exchange rate changes, net revenue was unchanged compared to the same quarter in 2002. Increases in most practice groups were offset by a decline in the Technology practice.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $1.4 million, or 2.1%, to $62.9 million for the three months ended June 30, 2003 from $64.3 million for the three months ended June 30, 2002. Salary and employee benefits expense for the second quarter of 2003 includes $5.2 million of expense related to the separation agreements for the former CEO and the former President and COO, as well as approximately $2.8 million of severance-related expenses, primarily in Europe and North America. Excluding these severance-related expenses, salary and employee benefits decreased $9.4 million, or 14.6%. The decrease in dollar terms was primarily attributable to lower fixed costs as a result of the elimination of approximately 400 positions since March 2002. As a percentage of net revenue, salaries and employee benefits expense increased to 77.0% in the second quarter of 2003 from 68.8% in the second quarter of 2002. Excluding the impact of the severance-related expenses, which we believe more appropriately reflects our core operations, salary and employee benefits expense as a percentage of net revenue was 67.2% for the second quarter of 2003 compared to 68.8% in the second quarter of 2002. The decrease as a percentage of net revenue was primarily due to lower fixed salaries and employee benefits expense in relation to the net revenue level, partially offset by a greater percentage of net revenue being accrued in the quarter for performance-based compensation for executive search consultants and support staff.

General and administrative expenses. Consolidated general and administrative expenses decreased $7.8 million, or 27.8%, to $20.4 million for the three months ended June 30, 2003 from $28.2 million for the three months ended June 30, 2002. This decrease was due to lower discretionary spending, a reduction in bad debt expense of $1.6 million, and cost savings from the consolidation and closing of offices. As a percentage of net revenue, general and administrative expenses decreased to 25.0% in the second quarter of 2003 from 30.2% in the second quarter of 2002.

Operating income (loss). Our consolidated operating loss was $1.6 million for the three months ended June 30, 2003 compared to operating income of $1.0 million for the three months ended June 30, 2002. The decrease in the operating income was primarily due to severance-related expenses of $8.0 million recorded in the second quarter of 2003. Excluding these severance-related expenses in the second quarter of 2003, which we believe more appropriately reflects our core operations, the operating income would have been $6.4 million, an increase of $5.4 million compared to the second quarter of 2002. This increase in operating income was driven by a $9.4 million reduction in salaries and employee benefits expense due primarily to reductions in our workforce, and a $7.8 million reduction of general and administrative expenses due to reduced spending on discretionary items, a reduction in bad debt expense, and savings from office consolidations and closings. These cost reductions more than offset the $11.8 million decline in net revenue compared to the 2002 second quarter.

In North America, operating income for the three months ended June 30, 2003 increased $0.6 million to $10.2 million from $9.6 million for the three months ended June 30, 2002. The decline of $7.5 million in North America’s net revenue was offset by lower levels of fixed salaries and employee benefits expense, a reduction in bad debt expense of $0.7 million reflecting a reduction in the allowance for doubtful accounts due to improved collections on accounts receivable, lower discretionary spending and lower facilities-related expenses. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices, which have occurred since the 2002 first quarter. These cost reductions were partially offset by approximately $0.5 million of severance-related expenses recorded in the second quarter of 2003.

In Latin America, the operating income was $0.1 million for the three months ended June 30, 2003, compared to an operating loss of $1.2 million for the three months ended June 30, 2002. The improvement was attributable to lower fixed compensation expense. Also, in the three months ended June 30, 2002, expenses were recorded related to the sale of certain operations.

In Europe, the operating loss was $1.9 million for the three months ended June 30, 2003, compared to an operating loss of $0.3 million for the three months ended June 30, 2002. The increase in the operating loss of $1.6 million was attributable to approximately $2.0 million of severance-related expenses recorded in the second quarter of 2003. Excluding the severance-related expenses, which we believe more appropriately reflects the Europe region’s core operations, the Europe region would have operated at approximately break-even for the three months ended June 30, 2003. The decline in net revenue of $4.7 million was offset by lower fixed salary and employee benefits expense, a reduction in bad debt expense of $0.9 million and lower discretionary spending, reflecting the reductions in workforce and cost reduction initiatives which were announced in the 2002 fourth quarter.

In Asia Pacific, operating income for the three months ended June 30, 2003 was $1.1 million compared to operating income of $0.4 million for the three months ended June 30, 2002. The increase in operating income of $0.7 million was attributable to lower incentive-based compensation compared to the prior year, partially offset by $0.2 million of severance-related expenses recorded in the second quarter of 2003.

Unallocated corporate expenses for the three months ended June 30, 2003 were $11.0 million, an increase of $3.4 million compared to unallocated corporate expenses of $7.6 million for the three months ended June 30, 2002. The corporate expenses for the three months ended June 30, 2003 include $5.2 million related to the separation agreements for the former CEO and the former President and COO, and $0.1 million of other severance-related expenses. Excluding the severance-related expenses, corporate expenses were $5.7 million for the three months ended June 30, 2003, a decrease of $1.9 million, or 24.1%, compared to $7.6 million for the three months ended June 30, 2002. The decline is due to lower salary and employee benefits expense, and lower systems-related spending.

Non-operating income (expense). Consolidated net non-operating income for the three months ended June 30, 2003 was $0.1 million compared to $6.2 million of net non-operating expense for the three months ended June 30, 2002. The following table presents the components of our net non-operating income (expense) for the three months ended June 30, 2003 and 2002, respectively:

	Three Months Ended June 30,		Increase (decrease) in non- operating income
Non-operating income (expense)	2003	2002
	(In millions)
Interest income	$0.5	$0.4	$0.1
Interest expense	(0.1)	—	(0.1)
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.2	—	0.2
Unrealized gains (losses) on derivative instruments	(0.1)	(1.4)	1.3

Net realized and unrealized gains (losses)	—	(1.4)	1.4
Write-down of long-term investment	—	(5.0)	5.0
Other, net	(0.3)	(0.1)	(0.2)

Net non-operating income (expense)	$0.1	$(6.2)	$6.3

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income in the second quarter of 2003 increased slightly compared to the second quarter of 2002, due to higher cash balances.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value, net of consultants’ bonuses. Some of the warrants in our portfolio meet the definition of derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations rather than as a component of accumulated other comprehensive income. Warrants which do not meet the definition of a derivative instrument are regularly reviewed for declines in value. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of consultants’ bonuses and other costs. During the three months ended June 30, 2003, we recognized $0.2 million of realized gains and $0.1 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio. During the three months ended June 30, 2002, we recognized $1.4 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio. No realized gains or losses were recognized during the three months ended June 30, 2002.

The write-down of the long-term investment of $5.0 million in the second quarter of 2002 resulted from the write-down of the remainder of our investment in ETF Group. ETF Group is a Europe-based venture capital firm that helps emerging companies expand into international markets.

Net other non-operating expense was $0.3 million for the three months ended June 30, 2003, compared to net other non-operating expense of $0.1 million for the three months ended June 30, 2002. Other non-operating income (expense) consists primarily of exchange gains (losses) on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. During the three months ended June 30, 2003, we had a pre-tax loss of $1.5 million. For the three months ended June 30, 2003, the income tax expense was $1.1 million. The income tax expense recorded in the second quarter of 2003 includes an expense of $1.2 million to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, that occurred upon the vesting of restricted stock units in the second quarter of 2003. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $35 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in the second quarter of 2003 at a market price of approximately $13 per share. As this share price serves as the basis for the current tax deduction, we will realize a smaller tax benefit than initially recorded. Accordingly, we adjusted the deferred tax asset to reflect the lower tax benefit.

During the three months ended June 30, 2002, we had a pre-tax loss of $5.2 million and an income tax benefit of $1.8 million. The effective tax benefit rate for the three months ended June 30, 2002 was 35.0%.

Six Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Total revenue. Consolidated total revenue decreased $27.6 million, or 13.9%, to $170.9 million for the six months ended June 30, 2003 from $198.5 million for the six months ended June 30, 2002. The decline in total revenue was due primarily to the decline in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $26.2 million, or 14.2%, to $159.0 million for the six months ended June 30, 2003 from $185.2 million for the six months ended June 30, 2002. Excluding the positive impact of $10.0 million due to exchange rate fluctuations, net revenue declined approximately 20% to $149.0 million. We believe information regarding changes in net revenue excluding the impact of exchange rate fluctuations is helpful in providing an understanding of the volume of business activity. While our Health Care, Industrial and Professional Services practices reported net revenue increases, the Financial Services and Technology practices continued to show weakness. The number of confirmed executive searches decreased 11% compared to the first six months of 2002. We believe this decrease reflects the impact of the continuing low levels of business confidence related to the global economy.

Net revenue in North America was $86.5 million for the six months ended June 30, 2003, a decrease of $15.6 million, or 15.2%, from $102.1 million for the six months ended June 30, 2002. While the Health Care, Industrial and Professional Services practices all showed increases in net revenue, that performance was more than offset by the ongoing weakness in the Financial Services and Technology practices. In Latin America, net revenue was $4.9 million for the six months ended June 30, 2003, a decrease of $0.6 million, or 9.8%, from $5.5 million for the six months ended June 30, 2002, reflecting declines across most of the practices and the loss of net revenue from operations that were sold in 2002. Net revenue in Europe was $56.4 million for the six months ended June 30, 2003, a decrease of $9.9 million, or 14.9%, from $66.3 million for the six months ended June 30, 2002. Excluding a positive impact of $9.5 million due to exchange rate changes, net revenue was $46.9 million, a decrease of approximately 29% from the comparable period in 2002. The decline in net revenue is attributable to general economic weakness, particularly in the Financial Services practice, and the loss of net revenue from unprofitable operations that were sold or shut down during 2002. In Asia Pacific, net revenue was $11.1 million for the six months ended June 30, 2003, a decrease of $0.3 million, or 2.7%, from $11.4 million for the six months ended June 30, 2002. Excluding a positive impact of $0.6 million due to exchange rate changes, net revenue was $10.5 million, a decrease of approximately 8% compared to the same period in 2002. Increases in the Industrial and Professional Services practices were more than offset by declines in the other practices.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $16.1 million, or 12.1%, to $117.1 million for the six months ended June 30, 2003 from $133.2 million for the six months ended June 30, 2002. Excluding the severance-related expenses of $8.0 million recorded in the second quarter of 2003, the consolidated salaries and employee benefits expense would have been $109.1, a decrease of $24.1 million, or 18.1%, compared to the salary and benefits expense recorded in the six months ended June 30, 2002. The decrease in dollar terms was primarily attributable to lower fixed costs as a result of the elimination of approximately 400 positions since March 2002, a $1.9 million benefit resulting from the forfeiture of certain restricted stock units which occurred primarily in the first quarter of 2003, and lower accruals for performance-based compensation. As a percentage of net revenue, salaries and employee benefits expense increased to 73.6% for the six months ended June 30, 2003 from 71.9% for the six months ended June 30, 2002. Excluding the $8.0 million of severance-related expenses, which we believe more appropriately reflects our core operations, salary and employee benefits expense as a percentage of net revenue would have been 68.6% for the six months ended June 30, 2003 compared to 71.9% for the six months ended June 30, 2002. The decrease as a percentage of net revenue is primarily due to lower fixed salaries and employee benefits expense in relation to the net revenue level.

General and administrative expenses. Consolidated general and administrative expenses decreased $13.1 million, or 23.4%, to $43.0 million for the six months ended June 30, 2003 from $56.1 million for the six months ended June 30, 2002. This decrease was due to lower discretionary spending, a reduction in bad debt expense of $3.3 million, and cost savings from the consolidation and closing of offices. As a percentage of net revenue, general and administrative expenses decreased to 27.0% in the six months ended June 30, 2003 from 30.3% in the six months ended June 30, 2002.

Restructuring charges. In the first quarter of 2003, we recorded restructuring charges of $5.5 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of longer vacancy periods due in part to weakness in the real estate markets in which the leased properties are located. By segment, North America recorded charges of $0.4 million and Europe recorded $5.1 million of charges. No restructuring charges were recorded in the second quarter of 2003.

In October 2001, we announced company-wide cost reduction initiatives to better align costs with the expected net revenue levels. During the 2002 first quarter, we recorded $23.2 million of restructuring charges related to these announced initiatives. The actions, which occurred during the first quarter of 2002, affected 166 people, including 51 executive search and management search consultants. The remainder was search and corporate support staff. Over two-thirds of the layoffs were in North America, 20% were in Europe, and the rest were in Latin America and Asia Pacific. The 2002 first quarter restructuring charges include severance and other employee-related costs of $10.4 million and costs related to the consolidation and closing of offices of $12.8 million. By segment, the restructuring charges recorded in the first quarter of 2002 are as follows: North America $13.3 million; Latin America $0.1 million; Europe $7.0 million; Asia Pacific $0.3 million; Corporate $2.5 million. Approximately $15.2 million of the $23.2 million of the restructuring charges recorded in the 2002 first quarter represents cash charges. No restructuring charges were recorded in the second quarter of 2002.

Operating loss. Our consolidated operating loss was $6.5 million for the six months ended June 30, 2003, a decrease of $20.7 million compared to an operating loss of $27.2 million for the six months ended June 30, 2002. The decrease in the operating loss was primarily due to lower restructuring charges and improved profitability in the geographic regions, offset by severance-related expenses of $8.0 million recorded in the second quarter of 2003.

In North America, operating income for the six months ended June 30, 2003 increased $3.4 million to $16.0 million from $12.6 million for the six months ended June 30, 2002. The decline of $15.6 million in North America’s net revenue was offset by lower levels of fixed salaries and employee benefits expense, including a benefit resulting from the forfeiture of certain restricted stock units, a reduction in bad debt expense of $1.4 million, lower discretionary spending and lower facilities-related expenses. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices, which have occurred since the 2002 first quarter.

In Latin America, the operating loss was less than $0.1 million for the six months ended June 30, 2003 compared to an operating loss of $1.6 million for the six months ended June 30, 2002. The decrease in the operating loss was attributable to lower performance-based and fixed compensation expense. Also, in the six months ended June 30, 2002, expenses were recorded related to the sale of certain operations. The reductions in salary and employee benefits expense and general and administrative expenses more than offset the $0.6 million decline in net revenue.

In Europe, the operating loss was $1.4 million for the six months ended June 30, 2003, compared to an operating loss of $1.3 million for the six months ended June 30, 2002. The operating loss for the six months ended June 30, 2003 includes approximately $2.0 million of severance-related expenses. Excluding the severance-related expenses, Europe’s operating income for the first half of 2003 would have been $0.6 million. Lower fixed salary and employee benefits expense, a reduction in bad debt expense of $1.8 million, and lower discretionary spending reflecting the reductions in workforce and cost reduction initiatives that were announced in the 2002 fourth quarter offset the $9.9 million decline in Europe’s net revenue.

In Asia Pacific, operating income for the six months ended June 30, 2003 was $1.5 million compared to operating income of $1.1 million for the six months ended June 30, 2002. The increase in operating income of $0.4 million was attributable to lower salaries and employee benefits expense, and lower general and administrative expenses, partially offset by a $0.3 million decline in net revenue.

Unallocated corporate expenses increased $2.3 million, or 15.5%, to $17.2 million for the six months ended June 30, 2003 from $14.9 million for the six months ended June 30, 2002. Corporate expenses for the first half of 2003 include $5.2 million of severance-related expenses for the separation agreements of former executives. Excluding these expenses, unallocated corporate expenses declined $2.9 million due to lower corporate staffing and lower discretionary spending.

The restructuring charges were $5.5 million for the six months ended June 30, 2003 compared to $23.2 million for the six months ended June 30, 2002. The restructuring charges are explained in the preceding section captioned “Restructuring charges.”

Non-operating income (expense). The following table presents the components of our net non-operating income (expense) for the six months ended June 30, 2003 and 2002, respectively:

	Six Months Ended June 30,		Increase (decrease) in non-operating income
Non-operating income (expense)	2003	2002
	(In millions)
Interest income	$1.0	$0.9	$0.1
Interest expense	(0.1)	(0.1)	—
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.5	—	0.5
Unrealized gains (losses) on derivative instruments	(0.3)	(1.3)	1.0

Net realized and unrealized gains (losses)	0.2	(1.2)	1.5
Write-down of long-term investment	—	(5.0)	5.0
Other, net	(1.1)	0.1	(1.2)

Net non-operating income (expense)	$—	$(5.3)	$5.3

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income for the six months ended June 30, 2003 was approximately $1.0 million compared to $0.9 million for the six months ended June 30, 2002.

During the six months ended June 30, 2003, we recognized $0.5 million of realized gains and $0.3 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2002, we recognized $1.3 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio. No realized gains or losses were recognized during the six months ended June 30, 2002.

Net other non-operating expense was $1.1 million for the six months ended June 30, 2003 compared to net other non-operating income of $0.1 million for the six months ended June 30, 2002. Other non-operating income (expense) consists primarily of exchange gains (losses) on intercompany balances which are denominated in currencies other than the functional currency and which are not considered permanent in nature.

Income taxes. During the six months ended June 30, 2003, we had a pre-tax loss of $6.6 million. For the six months ended June 30, 2003, the income tax expense was $2.8 million. The income tax expense recorded in the first six months of 2003 includes an expense of $4.3 million to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, that occurred upon the vesting of restricted stock units in the first half of 2003. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, we will realize a smaller tax benefit than initially recorded. Accordingly, we adjusted the deferred tax asset to reflect the lower tax benefit. Excluding the tax expense related to the reduction of deferred tax assets, the effective tax benefit rate for the six months ended June 30, 2003 was 22.6%, reflecting the U.S. benefit offset by foreign income taxes. We believe excluding the impact of the expense related to the reduction in the deferred tax assets more accurately reflects the effective tax benefit rate on our operations.

During the six months ended June 30, 2002, we had a pre-tax loss of $32.5 million and an income tax benefit of $11.4 million. The effective tax benefit rate for the six months ended June 30, 2002 was 35.0%. The decline in the effective tax benefit rate for the six months ended June 30, 2003 (excluding the income tax expense related to the adjustment of deferred tax assets) compared to the effective tax benefit rate for the six months ended June 30, 2002 is primarily attributable to lower anticipated benefits related to foreign tax credits.

Over the remainder of 2003, we do not anticipate recording any additional adjustments to deferred tax assets related to the vesting of restricted stock units. Based on our current stock price, we may expect an additional $2.5 million to $3.0 million of expense to reduce deferred tax assets as restricted stock units vest in the first quarter of 2004.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our cash balances together with the funds expected to be generated from operations and funds available under our lines of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our Company performance and the performance of the individual employee.

We do not have material off-balance sheet arrangements, special purpose entities or trading activities in non-exchange traded contracts.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At June 30, 2003, we had $1.1 million of deferred compensation structured as forgivable loans. The terms of deferred compensation arrangements structured as forgivable loans and granted to executive officers are included in these employees’ employment agreements as filed with the U. S. Securities and Exchange Commission.

Lines of credit. We have a $50.0 million committed revolving credit facility (the “Facility”). The Facility was amended on March 25, 2002, November 27, 2002, and April 29, 2003 and will expire on December 28, 2004. Under the Facility we may borrow U.S. dollars, euros, or other major currencies, as agreed with the banks. Borrowings under the Facility bear interest at the existing ABR (Alternate Base Rate) or LIBOR, plus a margin as determined by tests of our financial condition. The Facility has financial covenants we must meet relating to consolidated EBITDA (defined as earnings before interest expense, taxes, depreciation and amortization, and designated charges); fixed charge coverage (defined as the ratio of EBITDA to interest expense and capital expenditures); leverage (defined as the ratio of total indebtedness to EBITDA); tangible net worth; working capital; minimum cash position of $50.0 million; capital expenditures; and a maximum amount of designated charges. The Facility prohibits us from declaring and paying cash dividends on our common stock without the consent of our lenders. In addition, the Facility limits our ability to make acquisitions and incur additional debt. We must pay a facility fee even if no portion of the line of credit is used. The amendment dated April 29, 2003 reduced the EBITDA requirements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and increased the maximum allowable limit on designated charges.

There were no borrowings outstanding under the existing line of credit at June 30, 2003 or December 31, 2002. At June 30, 2003 and December 31, 2002, we were in compliance with the financial covenants of the Facility and no event of default existed.

In February 2003, we entered into an uncommitted line of credit for $5.0 million. This unsecured line of credit expires on February 24, 2004. There are no financial covenants or fees related to this unsecured line of credit. As of June 30, 2003, there were no borrowings under this unsecured line of credit.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2003 and 2002 were $95.9 million and $85.0 million, respectively. The amount of cash and cash equivalents at December 31, 2002 was $110.2 million.

Cash from operating activities. For the six months ended June 30, 2003, cash used in operating activities was $10.8 million, reflecting our net loss, payments related to our restructuring charges, an increase in our trade receivables and payments of bonuses in March 2003, offset by the refund of approximately $14.7 million of U.S. income taxes paid in prior years arising from net operating losses carried back to prior years.

For the six months ended June 30, 2002, cash used in operating activities was $20.1 million, reflecting our net loss, the payment of bonuses in March 2002 and payments related to our restructuring charges, offset by the refund of approximately $20.0 million of estimated U.S. income taxes paid during 2001 and refunds of income taxes paid in prior years arising from net operating losses carried back to prior years.

Approximately $31.7 million of the restructuring charges recorded in 2003 and 2002 remained unpaid as of June 30, 2003. The majority of the amounts remaining to be paid relate to real estate leases. Based on current estimates, approximately $12.6 million is expected to be paid in the twelve months ended June 30, 2004 with the remaining $19.1 million paid thereafter.

Cash from investing activities. Cash used in investing activities was $2.2 million for the six months ended June 30, 2003 and $3.3 million for the six months ended June 30, 2002. Capital expenditures were $2.9 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively.

Cash from financing activities. Cash used in financing activities for the six months ended June 30, 2003 and 2002 was $3.4 million and $0.5 million, respectively.

On March 6, 2001, our Board of Directors authorized management to repurchase up to an aggregate of 2 million shares of our common stock with an aggregate purchase price up to $100 million through March 5, 2003. From February 25, 2003 through March 5, 2003, we repurchased 288,000 shares of common stock for $3.2 million. During the six months ended June 30, 2002, we repurchased 4,032 shares of common stock for approximately $0.1 million.

On May 22, 2003, our Board of Directors authorized management to repurchase up to an aggregate of 1 million shares of our common stock with an aggregate purchase price up to $20 million through May 21, 2005. No purchases of our common stock have been made under this authorization.

Application of Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The more significant areas requiring estimates include revenue recognition, allowance for doubtful accounts, accruals related to the consolidation and closing of offices, and allowances for deferred tax assets. In addition, we make certain estimates and assumptions for accruals of performance-based compensation for executive search consultants, management and support staff. These accruals reflect our best estimate of the intended payout for the year and are subject to both individual employee and our Company’s performance. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission on March 26, 2003.

Recently Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred and can be measured at fair value rather than at the date of a commitment to an exit or disposal plan. This statement also requires companies to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. Companies are required to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. We adopted FASB Interpretation No. 45 on January 1, 2003. The adoption of Interpretation No. 45 did not have a material impact on our financial condition or results of operations.

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

148 for interim financial statements are included in Note 2, Summary of Significant Accounting Policies, in the unaudited Notes to Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the provisions of SFAS No. 149, but anticipate that its adoption will not have a material impact on our financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the provisions of SFAS No. 150, but anticipate that its adoption will not have a material impact on our financial condition and results of operations.

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

Currency market risk. With our operations primarily in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. Based on our net loss of $9.3 million for the six months ended June 30, 2003, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net loss by less than $0.1 million. For financial information by geographic segment, see Note 5, Segment Information, in the unaudited Notes to Consolidated Financial Statements.

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

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

At our Annual Meeting of Stockholders held on May 21, 2003 in New York, New York, our stockholders voted on the following matter:

The election of two directors, Douglas C. Yearley and Carlene M. Ziegler, to serve for a term of three years or until their successors have been elected and qualified. The nominees to the Board of Directors were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Douglas C. Yearley	14,188,177	494,198
Carlene M. Ziegler	13,476,092	1,206,283

Item 6.	Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.	Description

2.01	Agreement and Plan of Merger of Heidrick & Struggles, Inc. and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 2.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.01	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

*10.01	Employment Agreement of Thomas J. Friel

*10.02	Separation Agreement of Piers Marmion

*10.03	Separation Agreement of David C. Anderson

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

(b)    Reports on Form 8-K

On April 2, 2003, we filed a report under Item 5 and Item 7 announcing the resignation of Philip A. Laskawy from the Board of Directors.

On April 8, 2003, we filed a report under Item 5 and Item 7 announcing the resignation of Piers Marmion as Chief Executive Officer.

On April 30, 2003, we filed a report under Item 7 and Item 9 regarding a news release reporting our 2003 first quarter financial results.

On May 15, 2003, we filed a report under Item 7 and Item 9 regarding our May 2003 Investor Relations Presentation.

On June 20, 2003, we filed a report under Item 5 and Item 7 announcing the resignation of Carlene M. Ziegler from the Board of Directors.

On June 25, 2003, we filed a report under Item 5 and Item 7 announcing that Thomas J. Friel has been named Chief Executive Officer, Chairman of the Board and a Director.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2003

Heidrick & Struggles International, Inc. (Registrant)

By: /s/ Kevin J. Smith
Kevin J. Smith
Chief Financial Officer