Form 10-Q
period 2003-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2003-11-10
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Company’s common stock as of November 3, 2003 was 18,302,534.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)

Current assets:
Cash and cash equivalents	$110,164	$110,220
Accounts receivable, net of allowance for doubtful accounts	50,403	41,774
Other receivables	3,236	3,552
Prepaid expenses	9,433	11,881
Income taxes recoverable, net	—	6,125
Deferred income taxes, net	22,262	24,924

Total current assets	195,498	198,476

Non-current assets:
Property and equipment, net	34,684	38,230
Assets designated for retirement and pension plans	26,489	21,196
Investments	2,576	3,007
Other non-current assets	4,145	9,478
Goodwill	50,648	50,271
Other intangibles, net	9,140	10,230
Deferred income taxes, net	25,592	32,176

Total non-current assets	153,274	164,588

Total assets	$348,772	$363,064

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$660	$1,161
Accounts payable	6,665	8,887
Accrued expenses—
Salaries and employee benefits	62,921	67,514
Other	18,591	20,704
Current portion of accrued restructuring charges	13,263	20,705
Income taxes payable, net	3,350	—

Total current liabilities	105,450	118,971

Non-current liabilities:
Long-term debt, less current maturities	78	294
Retirement and pension plans	29,584	25,234
Non-current portion of accrued restructuring charges	16,275	18,531
Other non-current liabilities	1,460	323

Total non-current liabilities	47,397	44,382

Total liabilities	152,847	163,353

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,292,913 and 18,152,346 shares were outstanding at September 30, 2003 and December 31, 2002, respectively	196	196
Treasury stock at cost, 1,292,864 and 1,433,431 shares at September 30, 2003 and December 31, 2002, respectively	(22,736)	(27,421)
Additional paid in capital	252,353	260,445
Accumulated deficit	(34,521)	(26,227)
Cumulative foreign currency translation adjustment	3,850	(1,241)
Unrealized gain on available-for-sale investments, net of tax	15	57
Deferred stock-based compensation	(3,232)	(6,098)

Total stockholders’ equity	195,925	199,711

Total liabilities and stockholders’ equity	$348,772	$363,064

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	$76,941	$87,356	$235,926	$272,555
Reimbursements	5,531	6,507	17,417	19,824

Total revenue	82,472	93,863	253,343	292,379

Operating expenses:
Salaries and employee benefits	51,148	56,244	168,215	189,414
General and administrative expenses	21,081	27,558	64,041	83,618
Reimbursed expenses	5,531	6,507	17,417	19,824
Restructuring charges	1,413	—	6,913	23,169

Total operating expenses	79,173	90,309	256,586	316,025

Operating income (loss)	3,299	3,554	(3,243)	(23,646)

Non-operating income (expense):
Interest income	383	479	1,343	1,390
Interest expense	(20)	(71)	(110)	(159)
Net realized and unrealized gains (losses) on equity and warrant portfolio	199	(801)	447	(2,043)
Write-down of long-term investment	—	—	—	(5,000)
Other, net	115	(576)	(1,022)	(469)

Net non-operating income (expense)	677	(969)	658	(6,281)

Income (loss) before income taxes	3,976	2,585	(2,585)	(29,927)
Provision for (benefit from) income taxes	2,924	1,661	5,709	(9,719)

Net income (loss)	$1,052	$924	$(8,294)	$(20,208)

Basic earnings (loss) per common share	$0.06	$0.05	$(0.46)	$(1.12)

Diluted earnings (loss) per common share	$0.05	$0.05	$(0.46)	$(1.12)

Weighted average common shares outstanding:
Basic	18,261	18,129	18,186	18,093
Diluted	19,141	19,008	18,186	18,093

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total
	Shares	Amount
Balance at December 31, 2002	18,152	$196	$(27,421)	$260,445	$(26,227)	$(1,184)	$(6,098)	$199,711
Net loss	—	—	—	—	(8,294)	—	—	(8,294)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, (pretax $65)	—	—	—	—	—	(42)	—	(42)
Foreign currency translation adjustment	—	—	—	—	—	5,091	—	5,091

Total comprehensive income (loss)	—	—	—	—	(8,294)	5,049	—	(3,245)

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	3,186	—	—	(3,186)	—
Amortization of deferred compensation	—	—	—	—	—	—	4,313	4,313
Forfeitures of restricted stock units	—	—	—	(3,612)	—	—	1,739	(1,873)
Exercise of stock options (net of tax benefit of $52)	57	—	996	(138)	—	—	—	858
Purchases of treasury stock	(288)	—	(3,175)	—	—	—	—	(3,175)
Reissuances of treasury stock	21	—	399	(92)	—	—	—	307
Vested restricted stock units, net of tax withholdings	351	—	6,465	(8,360)	—	—	—	(1,895)
Increase in accrued compensation under the performance share plan	—	—	—	924	—	—	—	924

Balance at September 30, 2003	18,293	$196	$(22,736)	$252,353	$(34,521)	$3,865	$(3,232)	$195,925

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(8,294)	$(20,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,393	11,428
Deferred income taxes	3,589	(15,193)
Net realized and unrealized losses (gains) on equity and warrant portfolio	(447)	2,043
Write-down of long-term investment	—	5,000
Stock-based compensation expense, net	3,364	3,288
Restructuring charges	6,913	23,169
Cash paid for restructuring charges	(16,611)	(19,055)
Changes in assets and liabilities:
Trade and other receivables	(6,334)	631
Accounts payable	(2,587)	(5,735)
Accrued expenses	(11,240)	(10,295)
Income taxes recoverable, net	16,157	24,022
Other, net	8,312	7,508

Net cash provided by operating activities	3,215	6,603

Cash flows from investing activities:
Purchases of property and equipment	(4,231)	(3,688)
Proceeds from sales of equity securities, net	605	1,088
Other, net	437	(462)

Net cash used in investing activities	(3,189)	(3,062)

Cash flows from financing activities:
Payments on debt	(476)	(2,313)
Proceeds from stock options exercised	806	626
Purchases of treasury stock	(3,175)	(81)

Net cash used in financing activities	(2,845)	(1,768)

Effect of foreign currency exchange rates on cash and cash equivalents	2,763	(835)

Net increase (decrease) in cash and cash equivalents	(56)	938

Cash and cash equivalents:
Beginning of period	110,220	108,732

End of period	$110,164	$109,670

The accompanying notes are an integral part of these consolidated financial statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc., and Subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003.

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

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,052	$924	$(8,294)	$(20,208)
Add: Stock-based compensation expense (credit) already included in net income, net of tax	1,004	(295)	1,985	1,940
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and performance share plan, net of tax	(3,059)	(2,409)	(8,381)	(9,888)

Pro forma	$(1,003)	$(1,780)	$(14,690)	$(28,156)

Basic earnings (loss) per share:
As reported	$0.06	$0.05	$(0.46)	$(1.12)
Pro forma	(0.05)	(0.10)	(0.81)	(1.56)

Diluted earnings (loss) per share:
As reported	$0.05	$0.05	$(0.46)	$(1.12)
Pro forma	(0.05)	(0.10)	(0.81)	(1.56)

3. Goodwill and Other Intangibles

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2002	$18,362	$30,406	$1,503	$50,271
Exchange rate fluctuations	—	333	44	377

Balance at September 30, 2003	$18,362	$30,739	$1,547	$50,648

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

The Company will perform its annual impairment test of goodwill in the fourth quarter of 2003, which may result in an impairment charge related to goodwill assigned to the Company’s Europe-based reporting units.

Other Intangible Assets

The carrying amount of amortizable other intangible assets and the related accumulated amortization are as follows:

	Original Weighted Average Life	September 30, 2003			December 31, 2002
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	13.5	$13,170	$(4,088)	$9,082	$13,046	$(3,290)	$9,756
Other intangibles	3.2	2,130	(2,072)	58	2,211	(1,737)	474

Total		$15,300	$(6,160)	$9,140	$15,257	$(5,027)	$10,230

Intangible amortization expense for the three months ended September 30, 2003 and 2002 was $347,000 and $489,000, respectively. Intangible amortization expense for the nine months ended September 30, 2003 and 2002 was $1,166,000 and $1,525,000, respectively. The estimated amortization expense for each of the next five years is as follows:

Year Ended December 31,
2003	$1,526
2004	1,240
2005	1,147
2006	1,025
2007	1,025

4. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings (loss) per share, and the shares used in the computation, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic earnings (loss) per common share:

Net income (loss)	$1,052	$924	$(8,294)	$(20,208)

Weighted average common shares outstanding	18,261	18,129	18,186	18,093

Basic earnings (loss) per common share	$0.06	$0.05	$(0.46)	$(1.12)

Diluted earnings (loss) per common share:
Net income (loss)	$1,052	$924	$(8,294)	$(20,208)

Weighted average common shares outstanding	18,261	18,129	18,186	18,093
Dilutive common shares	880	879	—	—

Weighted average diluted common shares outstanding	19,141	19,008	18,186	18,093

Diluted earnings (loss) per common share	$0.05	$0.05	$(0.46)	$(1.12)

For the nine months ended September 30, 2003 and 2002, there were approximately 0.6 million and 0.9 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would have been anti-dilutive.

5. Segment Information

The Company operates its executive search and complementary services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region; Europe; and Asia Pacific.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF No. 01-14”) reimbursements of out-of-pocket expenses are classified as revenue. For segment purposes, reimbursements are reported separately and therefore are not included in the net revenue by geographic region. The presentation required by EITF No. 01-14 has no impact on the operating income (loss) of the geographic regions.

The Company believes that analyzing trends in revenue before reimbursements (“net revenue”) and analyzing operating expenses as a percentage of net revenue more appropriately reflects the Company’s core operations.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue:
North America	$42,786	$47,426	$129,332	$149,487
Latin America	3,299	3,199	8,235	8,670
Europe	25,855	31,182	82,293	97,477
Asia Pacific	5,001	5,549	16,066	16,921

Revenue before reimbursements (net revenue)	76,941	87,356	235,926	272,555
Reimbursements	5,531	6,507	17,417	19,824

Total revenue	$82,472	$93,863	$253,343	$292,379

Operating income (loss):
North America	$11,987	$10,274	$28,029	$22,883
Latin America	598	(1,071)	578	(2,648)
Europe	(2,158)	1,028	(3,542)	(229)
Asia Pacific	384	431	1,913	1,522

Total regions	10,811	10,662	26,978	21,528
Corporate	(6,099)	(7,108)	(23,308)	(22,005)
Restructuring charges	(1,413)	—	(6,913)	(23,169)

Operating income (loss)	$3,299	$3,554	$(3,243)	$(23,646)

Depreciation and amortization:
North America	$1,288	$1,609	$4,154	$4,499
Latin America	69	116	264	342
Europe	1,452	1,585	4,482	5,137
Asia Pacific	195	224	577	623

Total regions	3,004	3,534	9,477	10,601
Corporate	290	305	916	827

Total depreciation and amortization	$3,294	$3,839	$10,393	$11,428

Capital expenditures:
North America	$413	$50	$1,738	$1,359
Latin America	4	28	36	87
Europe	170	107	712	1,150
Asia Pacific	263	91	653	137

Total regions	850	276	3,139	2,733
Corporate	476	227	1,092	955

Total capital expenditures	$1,326	$503	$4,231	$3,688

The identifiable assets, and goodwill and intangible assets, by segment, are as follows:

	September 30, 2003	December 31, 2002
Identifiable assets:
North America	$73,698	$71,670
Latin America	5,185	4,367
Europe	133,492	142,467
Asia Pacific	21,031	21,964

Total regions	233,406	240,468
Corporate	115,366	122,596

Total identifiable assets	$348,772	$363,064

Goodwill and intangible assets, net:
North America	$22,246	$22,810
Latin America	—	—
Europe	35,995	36,188
Asia Pacific	1,547	1,503

Total goodwill and intangible assets, net	$59,788	$60,501

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

In the first quarter of 2002, the Company recorded restructuring charges of $23.2 million related to previously announced cost reduction initiatives. The 2002 first quarter restructuring charges include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. By segment, the restructuring charges recorded in the first quarter of 2002 are as follows: North America $13.3 million; Latin America $0.1 million; Europe $7.0 million; Asia Pacific $0.3 million; Corporate $2.5 million. Approximately $15.2 million of the $23.2 million of restructuring charges recorded in the first quarter of 2002 represented cash charges. No restructuring charges were recorded in the second or third quarters of 2002.

In the first quarter of 2003, the Company recorded restructuring charges of $5.5 million to increase previously established accruals associated with unused office space to reflect the expectation that longer vacancy periods will result in costs that are higher than previously anticipated. By segment, the restructuring charges recorded in the first quarter of 2003 are as follows: North America $0.4 million; Europe $5.1 million. In the third quarter of 2003, the Company recorded restructuring charges of $1.4 million in North America to increase previously established accruals for a leased property that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of a longer vacancy period due primarily to weakness in the real estate market in which the leased property is located.

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

The table below outlines the restructuring-related accruals at December 31, 2002 and September 30, 2003, and the restructuring charges and cash payments for the nine months ended September 30, 2003:

	Severance And Other Employee- Related Costs	Office Consolidations	Total
Charges unpaid at December 31, 2002	$12,003	$27,233	$39,236
Restructuring charges recorded in 2003	—	6,913	6,913
Cash payments in 2003	(8,543)	(8,068)	(16,611)

Charges unpaid at September 30, 2003	$3,460	$26,078	$29,538

In October 2003, the Company announced that it expects to record restructuring charges of between $15 million and $20 million for severance, for costs associated with excess office space and to increase previously established accruals for unused office space which appear to be required based on real estate market information obtained in the fourth quarter of 2003. The restructuring charges are primarily related to the Europe region where actions are being taken to better align the cost structure with its current net revenue level.

7. Income Taxes

During the three months ended September 30, 2003, the Company had pre-tax income of $4.0 million and recorded an income tax provision of $2.9 million. The effective tax rate for the three months ended September 30, 2003 was 73.5%. The effective tax rate reflects income tax expense for certain operations and that the Company is not recording an income tax benefit on the losses of certain non-U.S. operations.

During the three months ended September 30, 2002, the Company had pre-tax income of $2.6 million and an income tax provision of $1.7 million. The effective tax rate for the three months ended September 30, 2002 was 64.3%. The income tax provision for the three months ended September 30, 2002 included approximately $0.8 million of additional provision for income taxes for certain Latin American subsidiaries.

During the nine months ended September 30, 2003, the Company had a pre-tax loss of $2.6 million and recorded an income tax provision of $5.7 million. The income tax provision recorded in the first nine months of 2003 includes an expense of $4.3 million to reduce certain deferred tax assets, related to the excess of expense for accounting purposes over the related deduction for tax purposes, required to be recorded upon the vesting of restricted stock units in the first half of 2003. Excluding the tax expense related to the reduction of deferred tax assets, the tax provision for the nine months ended September 30, 2003 was $1.4 million, primarily related to certain non-U.S. operations and that the Company is not recording an income tax benefit on the losses of certain non-U.S. operations.

During the nine months ended September 30, 2002, the Company had a pre-tax loss of $29.9 million and an income tax benefit of $9.7 million. The effective tax benefit rate for the nine months ended September 30, 2002 was 32.5%. The income tax benefit for the nine months ended September 30, 2002 is reduced by approximately $0.8 million of additional provision for income taxes for certain Latin American subsidiaries.

The increase in the effective tax rate for the nine months ended September 30, 2003 (excluding the income tax expense related to the adjustment of deferred tax assets) compared to the effective tax benefit rate for the nine months ended September 30, 2002 is primarily attributable to lower anticipated benefits related to foreign tax credits and the impact of not recording an income tax benefit on the losses of certain non-U.S. operations.

8. Investments

In October 2000, the Company announced that it entered into an alliance with and invested $10 million in ETF Group. In the fourth quarter of 2001, the Company wrote down half of its investment in ETF Group, incurring a non-cash charge of $5.0 million. The Company wrote down the remaining $5.0 million in the second quarter of 2002. ETF Group is a Europe-based venture capital firm that helps emerging companies expand into international markets.

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

The realized and unrealized gains (losses), net of consultants’ bonuses and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Realized gains on investments	$74	$950	$605	$997
Unrealized gains (losses) on derivative instruments	125	(1,751)	(158)	(3,040)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$199	$(801)	$447	$(2,043)

10. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments, net of tax, as components of comprehensive income. The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$1,052	$924	$(8,294)	$(20,208)
Change in foreign currency translation adjustment	1,062	(523)	5,091	3,383
Change in unrealized gain on available-for-sale investments, net of tax	(14)	22	(42)	40

Comprehensive income (loss)	$2,100	$423	$(3,245)	$(16,785)

11. Guarantees

The Company has issued guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default is approximately $1.4 million as of September 30, 2003. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

In addition, the Company has issued guarantees to a financial institution for loans which the financial institution extended to certain employees of the Company. The loans were established at the time of the Company’s initial public offering to enable certain employees to purchase shares of the Company’s common stock. The guarantees are for the entire term of the loans, which are being repaid over time and mature on December 31, 2003. The shares of the Company’s common stock purchased by employees are held in escrow and act as collateral in the event the employee defaults on the loan. For each guarantee issued, if the employee defaults on a payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would have to make in the event of default is approximately $0.4 million as of September 30, 2003. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

12. Recently Issued Financial Accounting Standards

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ended after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The required disclosures are included in Note 2, Summary of Significant Accounting Policies, in these unaudited Notes to Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB issued a Staff Position deferring the effective date of this Interpretation for all public entities until the first interim or annual period ending after December 15, 2003. The Company is currently evaluating this Interpretation, but anticipates that its adoption will not have a material impact on its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

13. Subsequent Event

In October 2003, the Company announced that it expects to record restructuring charges of between $15 million and $20 million for severance, for costs associated with excess office space and to increase previously established accruals for unused office space which appear to be required based on real estate market information obtained in the fourth quarter of 2003. The restructuring charges are primarily related to the Europe region where actions are being taken to better align the cost structure with its current net revenue level. Also, during the fourth quarter of 2003, the Company will update its annual evaluation of goodwill impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This evaluation may result in an additional charge related to goodwill assigned to the Company’s Europe-based reporting units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; continuing weakness of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; price competition; an inability to achieve the planned cost savings from our cost reduction initiatives; an inability to sublease or assign unused office space; our ability to generate profits in order to ensure that our deferred tax assets are realizable; and delays in the development and/or implementation of new technology and systems. Our reports filed with the U. S. Securities and Exchange Commission also include information on factors that may affect the outcome of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

We are a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, assessment and development of personnel for their executive management positions. In addition to executive search for permanent and interim placements, we provide other leadership services, including executive assessment, and, through an alliance, executive coaching.

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

In the first nine months of 2003, continued global economic weakness and geopolitical tensions adversely impacted the business environment and, consequently, the demand for our services. In addition, on April 7, 2003, Mr. Piers Marmion resigned as Chief Executive Officer (“CEO”). We recorded a charge of $3.7 million in the second quarter of 2003 for his separation. On May 15, 2003, Mr. David Anderson, who until February 2003 served as our President and Chief Operating Officer (“COO”), also resigned. We recorded a charge of $1.5 million in the second quarter of 2003 for his separation. We also recorded restructuring charges of $6.9 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located.

The ongoing global economic weakness continues to have an adverse impact on our net revenue levels, most predominantly in Europe. As result, we expect to record restructuring charges of between $15 million and $20 million for severance, for costs associated with excess office space and to increase previously established accruals for unused office space which appear to be required based on real estate market information obtained in the fourth quarter of 2003. The restructuring charges are primarily related to the Europe region where actions are being taken to better align the cost structure with its current net revenue level. Also, during the fourth quarter of 2003, we will update our annual evaluation of goodwill impairment, which may result in an additional charge related to goodwill assigned to our Europe-based reporting units.

Results of Operations

We operate our executive search and complementary leadership services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe; and Asia Pacific.

Total revenue consists of revenue before reimbursements of out-of-pocket expenses (net revenue) and reimbursements of out-of-pocket expenses. Revenue before reimbursements of out-of-pocket expenses (net revenue) consists primarily of retainers and indirect expenses billed to clients. Reimbursements of out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF No. 01-14”). Related reimbursable expenses are also shown separately within operating expenses.

For segment purposes, the reimbursements of out-of-pocket expenses are reported on a separate line, and therefore do not affect the analysis of net revenue by geographic region. The presentation required by EITF No. 01-14 has no impact on the consolidated operating income (loss) or on the operating income (loss) of the geographic regions.

We believe that analyzing trends in revenue before reimbursements (“net revenue”) and analyzing operating expenses as a percentage of net revenue more appropriately reflects our core operations.

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	7.2	7.4	7.4	7.3

Total revenue	107.2	107.4	107.4	107.3

Operating expenses:
Salaries and employee benefits	66.5	64.4	71.3	69.5
General and administrative expenses	27.4	31.5	27.1	30.7
Reimbursements	7.2	7.4	7.4	7.3
Restructuring charges	1.8	—	2.9	8.5

Total operating expenses	102.9	103.4	108.8	115.9

Operating income (loss)	4.3	4.1	(1.4)	(8.7)

Non-operating income (expense):
Interest income	0.5	0.5	0.6	0.5
Interest expense	—	(0.1)	—	(0.1)
Net realized and unrealized gains (losses) on equity and warrant portfolio	0.3	(0.9)	0.2	(0.7)
Write-down of long-term investment	—	—	—	(1.8)
Other, net	0.1	(0.7)	(0.4)	(0.2)

Net non-operating income (expense)	0.9	(1.1)	0.3	(2.3)

Income (loss) before income taxes	5.2	3.0	(1.1)	(11.0)
Provision for (benefit from) income taxes	3.8	1.9	2.4	(3.6)

Net income (loss)	1.4%	1.1%	(3.5)%	(7.4)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
North America	$42,786	$47,426	$129,332	$149,487
Latin America	3,299	3,199	8,235	8,670
Europe	25,855	31,182	82,293	97,477
Asia Pacific	5,001	5,549	16,066	16,921

Revenue before reimbursements (net revenue)	76,941	87,356	235,926	272,555
Reimbursements	5,531	6,507	17,417	19,824

Total revenue	$82,472	$93,863	$253,343	$292,379

Operating income (loss):
North America	$11,987	$10,274	$28,029	$22,883
Latin America	598	(1,071)	578	(2,648)
Europe	(2,158)	1,028	(3,542)	(229)
Asia Pacific	384	431	1,913	1,522

Total regions	10,811	10,662	26,978	21,528
Corporate	(6,099)	(7,108)	(23,308)	(22,005)
Restructuring charges	(1,413)	—	(6,913)	(23,169)

Operating income (loss)	$3,299	$3,554	$(3,243)	$(23,646)

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Total revenue. Consolidated total revenue decreased $11.4 million, or 12.1%, to $82.5 million for the three months ended September 30, 2003 from $93.9 million for the three months ended September 30, 2002. The decline in total revenue was due primarily to the decline in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $10.5 million, or 11.9%, to $76.9 million for the three months ended September 30, 2003 from $87.4 million for the three months ended September 30, 2002. Excluding the positive impact of $2.8 million due to exchange rate fluctuations, net revenue declined approximately 15%. Most of our industry practices reported net revenue decreases, including two of our largest practices, Financial Services and Technology. The number of confirmed executive searches decreased 3% compared to the third quarter of 2002. We believe this decrease reflects the impact of the continuing lack of economic expansion in the global economy.

Net revenue in North America was $42.8 million for the three months ended September 30, 2003, a decrease of $4.6 million, or 9.8%, from $47.4 million in the third quarter of 2002. Weakness in the Technology and Health Care practices’ net revenue was partially offset by net revenue increases in other practices, primarily Financial Services and Professional Services. In Latin America, net revenue was $3.3 million for the three months ended September 30, 2003, an increase of $0.1 million, or 3.1%, from $3.2 million in the third quarter of 2002. The increase in Financial Services, Professional Services and Health Care net revenue was partially offset by declines across the other practices and the loss of net revenue from operations that were sold in 2002. Net revenue in Europe was $25.9 million for the three months ended September 30, 2003, a decrease of $5.3 million, or 17.1%, from $31.2 million in the third quarter of 2002. Excluding a positive impact of $2.6 million due to exchange rate changes, net revenue decreased by approximately 25% from the comparable quarter of 2002. The decline in net revenue is due to general economic weakness, particularly in the Financial Services practice, and the loss of net revenue from unprofitable operations that were sold or shut down during 2002. In Asia Pacific, net revenue was $5.0 million for the three months ended September 30, 2003, a decrease of $0.5 million, or 9.9%, from $5.5 million in the third quarter of 2002. Excluding a positive impact of $0.2 million due to exchange rate changes, net revenue decreased approximately 13% compared to the same quarter in 2002. Weakness in the Financial Services and Technology practices’ net revenue was partially offset by increases in most other practices.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $5.1 million, or 9.1%, to $51.1 million for the three months ended September 30, 2003 from $56.2 million for the three months ended September 30, 2002. The decrease was primarily attributable to lower fixed costs as a result of the elimination of approximately 400 positions since March 2002, and a favorable adjustment of $0.9 million for employee benefit accruals in North America and Corporate, partially offset by higher accruals for performance-based compensation. The bonus accrual for the three months ended September 30, 2002 was unusually low due to an adjustment to reduce year-to-date accruals in light of the declining net revenue trend.

As a percentage of net revenue, salaries and employee benefits expense increased to 66.5% in the third quarter of 2003 from 64.4% in the third quarter of 2002. The increase as a percentage of net revenue was primarily due to a greater percentage of net revenue being accrued in the quarter for performance-based compensation partially offset by lower fixed salaries and employee benefits expense in relation to the net revenue level.

General and administrative expenses. Consolidated general and administrative expenses decreased $6.5 million, or 23.5%, to $21.1 million for the three months ended September 30, 2003 from $27.6 million for the three months ended September 30, 2002. This decrease was due to lower discretionary spending, a reduction in bad debt expense and cost savings from the consolidation and closing of offices. General and administrative expense for the third quarter of 2002 included costs associated with converting certain wholly owned subsidiaries into licensees and an adjustment of $0.8 million for value-added taxes (VAT) in Latin America.

As a percentage of net revenue, general and administrative expenses decreased to 27.4% in the third quarter of 2003 from 31.5% in the third quarter of 2002.

Restructuring charge. In the third quarter of 2003, we recorded a restructuring charge of $1.4 million in North America to increase previously established accruals for a leased property that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of a longer vacancy period due primarily to weakness in the real estate market in which the leased property is located.

Operating income (loss). Our consolidated operating income was $3.3 million for the three months ended September 30, 2003 compared to operating income of $3.6 million for the three months ended September 30, 2002. The decrease in the operating income of $0.3 million was primarily due to a decline in net revenue of $10.5 million and the restructuring charge of $1.4 million recorded in the third quarter of 2003, partially offset by reductions in salaries and employee benefits expense and general and administrative expenses.

In North America, operating income for the three months ended September 30, 2003 increased $1.7 million to $12.0 million from $10.3 million for the three months ended September 30, 2002. Lower levels of fixed salaries and employee benefits expense, lower bad debt expense reflecting improved collections on accounts receivable, lower discretionary spending and lower facilities-related expenses more than offset the decline of $4.6 million in North America’s net revenue. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices, which have occurred since the 2002 first quarter.

In Latin America, the operating income was $0.6 million for the three months ended September 30, 2003, compared to an operating loss of $1.1 million for the three months ended September 30, 2002. The loss in the third quarter of 2002 included an adjustment for value-added taxes (VAT) of $0.8 million and costs associated with converting certain wholly owned subsidiaries into licensees.

In Europe, the operating loss was $2.2 million for the three months ended September 30, 2003, compared to operating income of $1.0 million for the three months ended September 30, 2002. This decrease is due to a decline in net revenue of $5.3 million partially offset by lower discretionary spending.

In Asia Pacific, operating income for the three months ended September 30, 2003 was $0.4 million, approximately even with the third quarter of 2002. The decline in net revenue of $0.5 million was offset by lower salary and employee benefits expense.

Unallocated corporate expenses for the three months ended September 30, 2003 were $6.1 million, a decrease $1.0 million, or 14.2%, compared to unallocated corporate expenses of $7.1 million for the three months ended September 30, 2002. Lower salary and employee benefits expense and lower systems spending were partially offset by costs associated with a worldwide meeting of our executive search consultants held in the third quarter of 2003.

The restructuring charge was $1.4 million for the three months ended September 30, 2003. No restructuring charges were recorded in the third quarter of 2002. The restructuring charge is explained in the preceding section captioned “Restructuring charge.”

Non-operating income (expense). Consolidated net non-operating income for the three months ended September 30, 2003 was $0.7 million compared to net non-operating expense of $1.0 million for the three months ended September 30, 2002. The following table presents the components of our net non-operating income (expense) for the three months ended September 30, 2003 and 2002, respectively:

	Three Months Ended September 30,		Increase (Decrease) in Non- Operating Income
Non-operating income (expense):	2003	2002
	(In millions)
Interest income	$0.4	$0.5	$(0.1)
Interest expense	—	(0.1)	0.1

Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.1	1.0	(0.9)
Unrealized gains (losses) on derivative instruments	0.1	(1.8)	1.9

Net realized and unrealized gains (losses)	0.2	(0.8)	1.0
Other, net	0.1	(0.6)	0.7

Net non-operating income (expense)	$0.7	$(1.0)	$1.7

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income in the third quarter of 2003 of $0.4 million reflected a decrease compared to the third quarter of 2002, due to lower returns on invested cash balances.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value, net of consultants’ bonuses. Some of the warrants in our portfolio meet the definition of derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations rather than as a component of accumulated other comprehensive income. Warrants which do not meet the definition of a derivative instrument are regularly reviewed for declines in value. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of consultants’ bonuses and other costs. Given possible improvements in economic conditions and the capital markets, it is possible that some of these realized gains may be significant to our reported earnings per share. During the three months ended September 30, 2003, we recognized $0.1 million of realized gains and $0.1 million of unrealized gains, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio. During the three months ended September 30, 2002, we recognized $1.0 million of realized gains and $1.8 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.1 million for the three months ended September 30, 2003, compared to net other non-operating expense of $0.6 million for the three months ended September 30, 2002. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and which are not considered permanent in nature.

Income taxes. During the three months ended September 30, 2003, we had pre-tax income of $4.0 million and recorded an income tax provision of $2.9 million. The effective tax rate for the three months ended September 30, 2003 was 73.5%. The effective tax rate reflects income tax expense for certain operations and that we are not recording an income tax benefit on the losses of certain non-U.S. operations. We anticipate that the effective tax rate will continue to fluctuate due to the mix of earnings and profits in the jurisdictions in which we operate and our ability to benefit from the carry-forward of available tax losses.

During the three months ended September 30, 2002, we had pre-tax income of $2.6 million and an income tax provision of $1.7 million. The effective tax rate for the three months ended September 30, 2002 was 64.3%. The income tax provision for the three months ended September 30, 2002 includes approximately $0.8 million of additional provision for income taxes for certain Latin American subsidiaries.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Total revenue. Consolidated total revenue decreased $39.1 million, or 13.4%, to $253.3 million for the nine months ended September 30, 2003 from $292.4 million for the nine months ended September 30, 2002. The decline in total revenue was due primarily to the decline in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $36.7 million, or 13.4%, to $235.9 million for the nine months ended September 30, 2003 from $272.6 million for the nine months ended September 30, 2002. Excluding the positive impact of $13.0 million due to exchange rate fluctuations, net revenue declined approximately 18%. Most of our practices experienced declines in net revenue. The number of confirmed executive searches decreased approximately 9% compared to the first nine months of 2002. We believe this decrease reflects the impact of the continuing low levels of business confidence related to the global economy.

Net revenue in North America was $129.3 million for the nine months ended September 30, 2003, a decrease of $20.2 million, or 13.5%, from $149.5 million for the nine months ended September 30, 2002. Most of the practices experienced declines in net revenue with the most significant declines in the Financial Services and Technology practices. In Latin America, net revenue was $8.2 million for the nine months ended September 30, 2003, a decrease of $0.5 million, or 5.0%, from $8.7 million for the nine months ended September 30, 2002, reflecting declines across most of the practices and the loss of net revenue from operations that were sold in 2002. Net revenue in Europe was $82.3 million for the nine months ended September 30, 2003, a decrease of $15.2 million, or 15.6%, from $97.5 million for the nine months ended September 30, 2002. Excluding a positive impact of $12.1 million due to exchange rate changes, net revenue decreased by approximately 28% from the comparable period of 2002. The decline in net revenue is attributable to general economic weakness, particularly in the Financial Services and Industrial practices, and the loss of net revenue from unprofitable operations that were sold or shut down during 2002. In Asia Pacific, net revenue was $16.1 million for the nine months ended September 30, 2003, a decrease of $0.8 million, or 5.1%, from $16.9 million for the nine months ended September 30, 2002. Excluding a positive impact of $0.8 million due to exchange rate changes, net revenue decreased approximately 9% compared to the same period in 2002. Increases in the Industrial and Professional Services practices were more than offset by declines in the other practices.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $21.2 million, or 11.2%, to $168.2 million for the nine months ended September 30, 2003 from $189.4 million for the nine months ended September 30, 2002. Salary and employee benefits expense for the nine months ended September 30, 2003, includes $5.2 million of expense related to the separation agreements of the former CEO and the former President and COO, approximately $2.8 million of severance-related expenses, primarily in Europe and North America, partially offset by a $0.9 million reduction in employee benefit expense accruals. Excluding these items, which we believe more appropriately reflects our core operations, consolidated salaries and employee benefits expense would have been $161.1 million, a decrease of $28.3 million, or 14.9%, compared to the salary and benefits expense recorded in the nine months ended September 30, 2002. The decrease was primarily attributable to lower fixed costs as a result of the elimination of approximately 400 positions since March 2002 and a $1.9 million benefit resulting from the forfeiture of certain restricted stock units which occurred primarily in the first quarter of 2003.

As a percentage of net revenue, salaries and employee benefits expense increased to 71.3% for the nine months ended September 30, 2003 from 69.5% for the nine months ended September 30, 2002. Excluding the $8.0 million of severance-related expenses and the $0.9 million adjustment for employee benefit accruals, which we believe more appropriately reflects our core operations, salary and employee benefits expense as a percentage of net revenue would have been 68.3% for the nine months ended September 30, 2003 compared to 69.5% for the nine months ended September 30, 2002. The decrease as a percentage of net revenue is primarily due to lower fixed salaries and employee benefits expense in relation to the net revenue levels partially offset by a greater percentage of net revenue being accrued for performance-based compensation.

General and administrative expenses. Consolidated general and administrative expenses decreased $19.6 million, or 23.4%, to $64.0 million for the nine months ended September 30, 2003 from $83.6 million for the nine months ended September 30, 2002. This decrease was due to lower discretionary spending, a reduction in bad debt expense of $3.8 million, and cost savings from the consolidation and closing of offices.

As a percentage of net revenue, general and administrative expenses decreased to 27.1% in the nine months ended September 30, 2003 from 30.7% in the nine months ended September 30, 2002.

Restructuring charges. In the first quarter of 2003, we recorded restructuring charges of $5.5 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. By segment, North America recorded charges of $0.4 million and Europe recorded $5.1 million of charges.

In the third quarter of 2003, we recorded a restructuring charge of $1.4 million in North America to increase previously established accruals for a leased property that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of a longer vacancy period due primarily to weakness in the real estate market in which the leased property is located.

In October 2001, we announced company-wide cost reduction initiatives to better align costs with the expected net revenue levels. During the 2002 first quarter, we recorded $23.2 million of restructuring charges related to these announced initiatives. The actions, which occurred during the first quarter of 2002, affected 166 people, including 51 executive search and management search consultants. The remainder was search and corporate support staff. Over two-thirds of the layoffs were in North America, 20% were in Europe, and the rest were in Latin America and Asia Pacific. The 2002 first quarter restructuring charges include severance and other employee-related costs of $10.4 million and costs related to the consolidation and closing of offices of $12.8 million. By segment, the restructuring charges recorded in the first quarter of 2002 are as follows: North America $13.3 million; Latin America $0.1 million; Europe $7.0 million; Asia Pacific $0.3 million; Corporate $2.5 million. Approximately $15.2 million of the $23.2 million of the restructuring charges recorded in the 2002 first quarter represents cash charges. No restructuring charges were recorded in the second or third quarters of 2002.

Operating loss. Our consolidated operating loss was $3.2 million for the nine months ended September 30, 2003, a decrease of $20.4 million compared to an operating loss of $23.6 million for the nine months ended September 30, 2002. The decrease in the operating loss was primarily due to lower restructuring charges and improved profitability in the geographic regions, partially offset by severance-related expenses of $8.0 million recorded in the second quarter of 2003.

In North America, operating income for the nine months ended September 30, 2003 increased $5.1 million to $28.0 million from $22.9 million for the nine months ended September 30, 2002. The decline of $20.2 million in North America’s net revenue was offset by lower levels of fixed salaries and employee benefits expense, including benefits from the forfeiture of certain restricted stock units and a reduction of accruals for employee benefits expense, a reduction in bad debt expense of $1.7 million, lower discretionary spending and lower facilities-related expenses. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices, that have occurred since the 2002 first quarter.

In Latin America, operating income was $0.6 million for the nine months ended September 30, 2003 compared to an operating loss of $2.6 million for the nine months ended September 30, 2002. The operating loss for the nine months ended September 30, 2002 included costs associated with converting certain wholly owned subsidiaries into licensees and an adjustment for value-added taxes (VAT).

In Europe, the operating loss was $3.5 million for the nine months ended September 30, 2003, compared to an operating loss of $0.2 million for the nine months ended September 30, 2002. The operating loss for the nine months ended September 30, 2003 includes approximately $2.0 million of severance-related expenses. Excluding the severance-related expenses, Europe’s operating loss for the first nine months of 2003 would have been $1.5 million. The decline in net revenue of $15.2 million was partially offset by lower fixed salary and employee benefits expense, a reduction in bad debt expense of $1.9 million, and lower discretionary spending reflecting the reductions in workforce and cost reduction initiatives that were announced in the 2002 fourth quarter.

In Asia Pacific, operating income for the nine months ended September 30, 2003 was $1.9 million compared to operating income of $1.5 million for the nine months ended September 30, 2002. The increase in operating income of $0.4 million was attributable to lower salaries and employee benefits expense, partially offset by a $0.8 million decline in net revenue.

Unallocated corporate expenses increased $1.3 million, or 5.9%, to $23.3 million for the nine months ended September 30, 2003 from $22.0 million for the nine months ended September 30, 2002. Corporate expenses for the first nine months of 2003 include $5.2 million of severance-related expenses for the separation agreements of two former executives. Excluding these expenses, unallocated corporate expenses declined $3.9 million due to lower corporate staffing and lower systems-related spending.

The restructuring charges were $6.9 million for the nine months ended September 30, 2003 compared to $23.2 million for the nine months ended September 30, 2002. The restructuring charges are explained in the preceding section captioned “Restructuring charges.”

Non-operating income (expense). Consolidated net non-operating income for the nine months ended September 30, 2003 was $0.7 million compared to net non-operating expense of $6.3 million for the nine months ended September 30, 2002. The following table presents the components of our net non-operating income (expense) for the nine months ended September 30, 2003 and 2002, respectively:

	Nine Months Ended September 30,		Increase (Decrease) in Non- Operating Income
Non-operating income (expense):	2003	2002
	(In millions)
Interest income	$1.3	$1.4	$(0.1)
Interest expense	(0.1)	(0.2)	0.1
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.6	1.0	(0.4)
Unrealized gains (losses) on derivative instruments	(0.2)	(3.0)	2.8

Net realized and unrealized gains (losses)	0.4	(2.0)	2.4
Write-down of long-term investment	—	(5.0)	5.0
Other, net	(1.0)	(0.5)	(0.5)

Net non-operating income (expense)	$0.7	$(6.3)	$7.0

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income for the nine months ended September 30, 2003 was approximately $1.3 million compared to $1.4 million for the nine months ended September 30, 2002. The decline is primarily due to lower returns on invested cash balances.

During the nine months ended September 30, 2003, we recognized $0.6 million of realized gains and $0.2 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio.

During the nine months ended September 30, 2002, we recognized $1.0 million of realized gains and $3.0 million of unrealized losses, net of consultants’ bonuses and other costs, related to our equity and warrant portfolio.

The write-down of the long-term investment of $5.0 million for the nine months ended September 30, 2002 resulted from the write-down of the remainder of our investment in ETF Group. ETF Group is a Europe-based venture capital firm that helps emerging companies expand into international markets.

Net other non-operating expense was $1.0 million for the nine months ended September 30, 2003 compared to $0.5 million for the nine months ended September 30, 2002. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and which are not considered permanent in nature.

Income taxes. During the nine months ended September 30, 2003, we had a pre-tax loss of $2.6 million and recorded income tax expense of $5.7 million.

The income tax expense recorded in the first nine months of 2003 includes an expense of $4.3 million to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, required to be recorded upon the vesting of restricted stock units in the first half of 2003. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, we will realize a smaller tax benefit than initially recorded. Accordingly, we adjusted the deferred tax asset to reflect the lower tax benefit. Over the remainder of 2003, we do not anticipate recording any additional adjustments to deferred tax assets related to the vesting of restricted stock units. Based on our current stock price, we expect an additional $2.0 million to $2.5 million of income tax expense to reduce deferred tax assets as restricted stock units vest in the first quarter of 2004.

Excluding the tax expense related to the reduction of deferred tax assets, the income tax expense for the nine months ended September 30, 2003 was $1.4 million, primarily related to certain non-U.S. operations and that we are not recording an income tax benefit for the losses of certain non-U.S. operations.

During the nine months ended September 30, 2002, we had a pre-tax loss of $29.9 million and an income tax benefit of $9.7 million. The effective tax benefit rate for the nine months ended September 30, 2002 was 32.5%. The income tax benefit for the nine months ended September 30, 2002 is reduced by approximately $0.8 million of additional provision for income taxes in certain Latin American subsidiaries.

The increase in the effective tax rate for the nine months ended September 30, 2003 (excluding the income tax expense related to the adjustment of deferred tax assets) compared to the effective tax benefit rate for the nine months ended September 30, 2002 is primarily due to lower anticipated benefits related to foreign tax credits and the impact of not recording an income tax benefit for the losses of certain non-U.S. operations. We anticipate that the effective tax rate will continue to fluctuate due to the mix of earnings and profits in the jurisdictions in which we operate and our ability to benefit from the carry-forward of available tax losses.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our cash balances together with the funds expected to be generated from operations and funds available from our lines of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our Company’s performance and the performance of the individual employee.

We do not have material off-balance sheet arrangements, special purpose entities or trading activities in non-exchange traded contracts.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At September 30, 2003, we had $0.9 million of deferred compensation structured as forgivable loans. The terms of deferred compensation arrangements structured as forgivable loans and granted to executive officers are included in the employee’s employment agreement as filed with the U.S. Securities and Exchange Commission.

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

There were no borrowings outstanding under the existing line of credit at September 30, 2003 or December 31, 2002. At September 30, 2003 and December 31, 2002, we were in compliance with the financial covenants of the Facility and no event of default existed. We are currently negotiating a new revolving credit facility to replace the existing Facility that will expire on December 28, 2004. We expect to have the new facility in place by December 31, 2003.

In February 2003, we entered into an uncommitted line of credit for $5.0 million. This unsecured line of credit expires on February 24, 2004. There are no financial covenants or fees related to this unsecured line of credit. As of September 30, 2003, there were no borrowings under this unsecured line of credit.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2003 and 2002 were $110.2 million and $109.7 million, respectively. The amount of cash and cash equivalents at December 31, 2002 was $110.2 million.

Cash from operating activities. For the nine months ended September 30, 2003, cash provided by operating activities was $3.2 million, reflecting our net loss, payments related to our restructuring charges, an increase in our trade receivables and payments of bonuses in March 2003, offset by the refund of approximately $15.1 million of U.S. income taxes paid in prior years arising from the carry-back of net operating losses.

For the nine months ended September 30, 2002, cash provided by operating activities was $6.6 million, reflecting our net loss, the payment of bonuses in March 2002 and payments related to our restructuring charges, offset by the refund of approximately $25.3 million of estimated U.S. income taxes paid during 2001 and refunds of income taxes paid in prior years arising from the carry-back of net operating losses.

Approximately $29.5 million of the restructuring charges recorded in 2003 and 2002 remained unpaid as of September 30, 2003. The majority of the amounts remaining to be paid relate to real estate leases. Based on current estimates, approximately $13.2 million is expected to be paid in the twelve months ended September 30, 2004 with the remaining $16.3 million paid thereafter.

Cash from investing activities. Cash used in investing activities was $3.2 million for the nine months ended September 30, 2003 and $3.1 million for the nine months ended September 30, 2002. Capital expenditures were $4.2 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Cash from financing activities. Cash used in financing activities for the nine months ended September 30, 2003 and 2002 was $2.8 million and $1.8 million, respectively.

On March 6, 2001, our Board of Directors authorized management to repurchase up to an aggregate of 2 million shares of our common stock at an aggregate purchase price of up to $100 million through March 5, 2003. From February 25, 2003 through March 5, 2003, we repurchased 288,000 shares of common stock for $3.2 million. During the nine months ended September 30, 2002, we repurchased 4,032 shares of common stock for approximately $0.1 million.

On May 22, 2003, our Board of Directors authorized management to repurchase up to an aggregate of 1 million shares of our common stock with an aggregate purchase price up to $20 million through May 21, 2005. No purchases of our common stock have been made under this authorization.

Application of Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions required under generally accepted accounting principles which may differ from the actual results. The more significant areas requiring estimates include revenue recognition, allowance for doubtful accounts, accruals related to the consolidation and closing of offices, and valuation allowances for deferred tax assets. In addition, we make certain estimates and assumptions for accruals of performance-based compensation. These accruals reflect our best estimate of the intended payout for the year and are subject to both individual employee’s performance and our Company’s performance. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission on March 26, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB issued a Staff Position deferring the effective date of this Interpretation for all public entities until the first interim or annual period ending after December 15, 2003. We are currently evaluating this Interpretation, but anticipate that its adoption will not have a material impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

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

Currency market risk. With our operations primarily in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. Based on our net loss of $8.3 million for the nine months ended September 30, 2003, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net loss by less than $0.1 million. For financial information by geographic segment, see Note 5, Segment Information, in the unaudited Notes to Consolidated Financial Statements.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

2.01	Agreement and Plan of Merger of Heidrick & Struggles, Inc. and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 2.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.01	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

* 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	Reports on Form 8-K

On July 31, 2003, we furnished a report under Item 7 and Item 12 regarding a news release reporting our 2003 second quarter financial results.

On September 10, 2003, we furnished a report under Item 7 and Item 9 regarding our Investor Presentation.

On September 19, 2003, we furnished a report under Item 5 and Item 9 announcing the naming of John A. Fazio to the Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ KEVIN J. SMITH

Kevin J. Smith Chief Financial Officer