Form 10-K
period 2003-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2004-03-12
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $222,576,416 based upon the closing market price of $12.62 on that date of a share of Common Stock as reported on the Nasdaq National Market. As of February 27, 2004, there were 18,359,783 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 2004, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of personnel for their executive management positions. In addition to executive search, which includes interim executive placement, we provide other leadership services including executive assessment and, through an alliance, executive coaching.

Heidrick & Struggles and its predecessors have been in the executive search business for over 50 years. We provide our services to a broad range of clients through our worldwide network of 311 consultants located in major cities around the world. For many of our clients, our global access to and knowledge of markets and candidates is an important characteristic of our business. We provide our executive search services on a retained basis, recruiting senior executives who often earn more than $200,000 annually. Our clients include the following:

•	Fortune 500 companies

•	Major non-U.S. companies

•	Middle market and emerging growth companies

•	Governmental and not-for-profit organizations

•	Other leading private and public entities

The executive search industry is highly fragmented, consisting of more than 4,000 executive search firms worldwide. Based on trade publication reports, we estimate that fewer than 10 executive search firms/alliances generated more than $100 million in worldwide revenue during 2003. Executive search firms are generally separated into two broad categories: retained search firms and contingency search firms. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates for positions typically with annual cash compensation of $150,000 and above. Retained executive search firms generally are compensated for their services whether or not the client employs a candidate identified by the search firm, and are generally retained on an exclusive basis. In contrast, contingency search firms usually focus primarily on positions with annual cash compensation of less than $150,000 and are compensated only upon successfully placing a recommended candidate. Executive search firms normally charge a fee for their services equal to approximately one-third of the first year’s total compensation for the position being filled.

We are a retained executive search firm. Our search process typically consists of the following steps:

•	Analyze the client’s needs in order to understand its organizational structure, relationships and culture; determine the required set of skills for the position; define the required experience; and identify the other characteristics desired of the successful candidate

•	Interview and evaluate candidates on the basis of experience and potential cultural fit with the client organization

•	Present confidential written reports on the candidates who potentially fit the position specification

•	Schedule a mutually convenient meeting between the client and each candidate

•	Collect references on the final candidate

•	Assist in structuring the compensation package and supporting the successful candidate’s integration into the client team

Over the past several years we have begun to expand our services beyond executive search. For several years, we have offered executive assessment services in Europe. In late 2000, we extended our executive assessment business to North America and other parts of the world. This service provides senior-level executives with assessments of the individuals and teams reporting to them. We formed an alliance in March 2002 with Lore International Institute, a global executive coaching and professional development firm. Together we market executive coaching and professional development services to current and prospective clients.

We reduced our focus on mid-level management search, with the completion of the integration of this business into our executive search business in January 2002.

Available Information

We maintain an Internet website at http://www.heidrick.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. We also post quarterly press releases on our financial results, investor presentations and other documents containing additional information related to our company on this site. Our Internet website and the information contained in or connected to our website are for informational purposes only and are not incorporated into this annual report on Form 10-K.

Organization

Our matrix structure, which is organized by geography and client services specialties, is designed to enable us to better understand our clients’ cultures, operations, business strategies and industries, thereby improving our ability to serve them.

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

Client Services.    Our market-facing activities are primarily structured around four groups: Board Services, Key Accounts, Industry Practices and Functional Specialties. The needs of each client are often served by one or more of these groups, as a combination of specialized skills are sometimes required to effectively serve the client.

•	Board Services. Those consultants in our company who have the most extensive experience placing members of boards of directors and chief executive officers are part of this group, which is coordinated by one of our Vice Chairmen. The services we perform for boards of directors and chief executive officers contribute substantially to our reputation.

•	Key Accounts. We established this group because we believe it is valuable to both our company and our major clients to focus on serving these clients with an integrated services approach. Our key accounts are identified by the amount of work we historically have been engaged to perform for these clients or by revenue potential. Each identified account is managed by an account leader who has overall responsibility for drawing on the proper resources and skill sets within our company to serve that particular client.

•	Industry Practices. We have seven core industry practices: Financial Services, Industrial, Technology, Consumer, Health Care, Professional Services and Higher Education/Nonprofit. These core industry practices and their relative sizes, as measured by net revenue for 2003, are as follows:

Industry Practices:	Percentage of Net Revenue
Financial Services	28%
Industrial	20
Consumer	16
Technology	15
Health Care	9
Professional Services	9
Higher Education/Nonprofit	3

100%

Certain markets have a significant concentration of companies within particular industry sectors. For example, our Financial Services practice has its largest concentration of consultants in New York and London, two of the largest financial centers in the world. Each industry practice is coordinated by a Practice Managing Partner who facilitates the group’s marketing activities.

•	Functional Specialties. We recognize that searching for candidates for particular executive positions often requires specialized skill in much the same way as a search for an executive in a particular industry. As a result, many of our executive search consultants also specialize in searches for specific “C-level” functional positions which are roles that report directly to the chief executive officer such as chief financial officers, chief information officers, chief legal officers, chief marketing officers and chief human resources officers. Our functional specialists tend to have experience with appropriate candidates from many different industries.

Executive search consultants from each of our Client Services groups may work from any one of our offices around the world. For example, an executive search for a chief financial officer of a health care company located in the United Kingdom may involve a consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in the United States with expertise in our Health Care practice and a third executive search consultant with expertise in chief financial officer recruiting. This same health care client may also engage us to perform skill-based assessments on each of its senior managers, which could require the expertise of a professional trained in this service. If the client company is designated a key account, all of our services will be coordinated by our account leader for that client.

Information by Geographic Segment

North America.  As of December 31, 2003, we had 146 executive search consultants in our North America segment, which includes the United States (except Miami) and Canada. Our North America segment generated approximately 54% of our worldwide net revenue in 2003. The largest offices in this segment in terms of net revenue are located in New York, San Francisco, Tysons Corner and Chicago.

Latin America.  As of December 31, 2003, we had 18 executive search consultants in our Latin America segment, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region. Approximately 3% of our worldwide net revenue in 2003 was generated in this segment.

Europe.  As of December 31, 2003, we had 114 executive search consultants in 14 European countries. Our Europe segment generated approximately 36% of our worldwide net revenue in 2003. Germany, the United Kingdom and France produced the highest levels of net revenue in this segment.

Asia Pacific.  As of December 31, 2003, we had 33 executive search consultants in the Asia Pacific segment. This segment generated approximately 7% of our worldwide net revenue in 2003.

For financial information relating to each geographic segment, see Note 2, Segment Information, in the Notes to Consolidated Financial Statements.

Seasonality

Historically, in years that were not affected by significant economic change, there has been some seasonality in our business. As a percentage of total annual net revenue, the first and fourth quarters of the year are typically the lowest. On average, the variance between the highest and lowest net revenue quarters is approximately five percentage points.

Clients and Marketing

Our consultants market the firm’s executive search services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are supported by our databases, which provide all our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completed assignments.

Either by agreement with clients or for client relations purposes, executive search firms sometimes refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period, generally not more than one year from the commencement of a search. We seek to mitigate the adverse effects of these blocking arrangements by strengthening our long-term relationships, thereby communicating our belief to prospective clients that we can conduct searches without these off-limit arrangements impeding the quality of our work.

No single client accounted for more than 3% of our net revenue in 2003, 2002 or 2001.

Information Management

We rely on technology to support our consultants and staff in the search process. Our technology infrastructure consists of internally developed databases containing candidate profiles and client records, coupled with online services and industry reference sources. We use technology to manage and share information on current and potential clients and candidates, to communicate to both internal and external constituencies and to support administrative functions. Over the past several years, we have invested in improving our systems. We intend to continue to invest in our own systems, focusing on our global search system and on our financial management and reporting systems.

Professional Staff and Employees

Our executive search professionals are categorized either as consultants or associates. Associates assist consultants by conducting research, making initial contact with candidates in some instances and performing other functions. As of December 31, 2003, we had 1,232 full-time equivalent employees, of whom 311 were executive search consultants, 310 were associates and 611 were other search, support and corporate staff.

During 2003, market conditions in Europe continued to weaken. In order to better align the size of our workforce with these market conditions, we reduced our workforce by 32 people, primarily in Europe, including 7 executive search consultants. The reduction represented approximately 2% of our global workforce. During

2002, we reduced our global workforce by approximately 400 people, or 20%, including 112 executive and management search consultants, in order to better align the size of our employee base with market conditions. During 2001, we reduced our global workforce by 620 people, or 25%, including 136 executive and management search consultants, in order to adjust to weakening economic conditions.

In each of the past five years, no single consultant accounted for a material portion of our net revenues. We most frequently recruit our consultants from other executive search firms or, on occasion, from the industries represented by our practices. In the latter case, these are often seasoned executives who are entering the search profession as a second career, and who we train in our techniques and methodologies. We are not a party to any collective bargaining agreement, and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Spencer Stuart & Associates, Egon Zehnder International, Russell Reynolds Associates, Inc. and Korn/Ferry International. To a lesser extent, we also face competition from smaller boutique or specialty firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in seeking to attract the most effective consultants.

The overall search industry has relatively few barriers to entry. Higher barriers exist, however, for firms like ours that focus primarily on conducting searches for executive-level positions. At this level, clients rely more heavily on a search firm’s reputation, global access and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our client services specialties and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms.

Competition in our other leadership consulting services, including executive assessment and coaching, is highly fragmented, with no universally recognized market leaders. Several of our primary competitors in executive search also offer such complementary services but those typically represent less than a majority percentage of their revenue.

EXECUTIVE OFFICERS

Our executive officers as of March 1, 2004 are as follows:

Name	Age	Position with Company

Thomas J. Friel	56	Chairman and Chief Executive Officer; Director

Eduardo Antunovic	45	Regional Managing Partner, Southern Europe/Latin America

Jocelyn A. Dehnert	52	Regional Managing Partner, Northern Europe

Fritz E. Freidinger	39	Chief Legal Officer and Corporate Secretary

Bonnie W. Gwin	44	Regional Managing Partner, North America

L. Kevin Kelly	38	Regional Managing Partner, Asia Pacific

Jeff R. Scherb	46	Chief Technology and Operations Officer

Scott W. Sherwood	52	Chief Talent and Human Resources Officer

Kevin J. Smith	49	Chief Financial Officer

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 1, 2004:

Thomas J. Friel has been our Chairman and Chief Executive Officer since June 2003. Previously, Mr. Friel was Chairman of the Technology Practice, Chairman of the Leadership Services Group and a Vice Chairman of Heidrick & Struggles from October 2001 to June 2003. Prior to that, Mr. Friel was President of Heidrick & Struggles Ventures from 1999 to 2001. Mr. Friel also served on our Board of Directors subsequent to our initial public offering in 1999 until 2002 when the Board transitioned to a majority of independent directors. He joined us in 1979.

Eduardo Antunovic has been our Regional Managing Partner, Southern Europe/Latin America since September 2002 and Managing Partner, Global Industry Practices since December 2003. Previously, Mr. Antunovic was Area Managing Partner of our Latin America region from 2001 to 2002; Regional Managing Partner of our offices in Argentina, Brazil, Chile and Peru from 1999 to 2001; and Office Managing Partner, Sao Paulo from 1997 to 1999. He joined us in 1996.

Jocelyn A. Dehnert has been our Regional Managing Partner, Northern Europe since September 2002. Previously, Dr. Dehnert was Regional Managing Partner, Asia Pacific from October 2001 to August 2002, and Managing Partner of our Financial Services Practice in Asia Pacific from January 2000 to October 2001. She became a Partner with us in November 1996. She joined us in 1995.

Fritz E. Freidinger has been our Chief Legal Officer and Corporate Secretary since January 2004. Previously, Mr. Freidinger had been our General Counsel and Corporate Secretary since joining us in December 2002. Prior to that, Mr. Freidinger was Vice President, Global General Counsel and Corporate Secretary of Jones Lang LaSalle Incorporated from 2001 to 2002. From 1997 to 2001, Mr. Freidinger was with Hagan & Associates, a law firm providing services to Jones Lang LaSalle and its clients.

Bonnie W. Gwin has been our Regional Managing Partner, North America since January 2004 and Managing Partner, Technology and Professional Services Practice since October 2002. Previously, Ms. Gwin was Managing Partner, North American Operations from February 2003 to December 2003; Managing Partner, Chicago, Cleveland, and Toronto from October 2001 to October 2002; Office Managing Partner, Cleveland from January 2001 to October 2001; and Partner in Charge of our Software specialty practice from October 2000 to February 2001. She joined us in 1997.

L. Kevin Kelly has been our Regional Managing Partner, Asia Pacific since September 2002. Previously, Mr. Kelly was Office Managing Partner, Tokyo from February 2002 to September 2002. He joined us in 1997.

Jeff R. Scherb has been our Chief Technology and Operations Officer since January 2004. Previously, Mr. Scherb had been our Chief Information Officer since joining us in September 2002. Prior to that, Mr. Scherb was Senior Vice President and Chief Technology Officer of Tribune Company from 1996 to 2002. Mr. Scherb also was President of Tribune Interactive at Tribune Company from 1999 to 2000.

Scott W. Sherwood has been our Chief Talent and Human Resources Officer since joining us in January 2004. Prior to that, Mr. Sherwood was President of Scott Sherwood & Associates, Inc. from 1997 to 2004.

Kevin J. Smith has been our Chief Financial Officer since joining us in January 2002. Prior to that, Mr. Smith was the Executive Vice President and Chief Financial Officer from 2000 to 2001 and the Senior Vice President and Chief Accounting Officer from 1998 to 2000 at True North Communications, Inc. From 1997 to 1998 he held various positions with Midcom Communications, Inc., including Executive Vice President and Chief Financial Officer, Chief Executive Officer, and consultant. In December 2003, we announced that Mr. Smith planned to leave our company on March 31, 2004. The search for his successor is currently underway.

RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, cash flows and financial condition. As a result of the risks set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We depend on attracting and retaining qualified consultants.

Our success depends upon our ability to attract and retain consultants who possess the skills and experience necessary to fulfill our clients’ executive search needs. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or restructuring of our compensation system or competitor hiring programs. If we cannot attract, hire and retain such consultants, our business, financial condition and results of operations may suffer.

We may not be able to prevent our consultants from taking our clients with them to another firm.

Our success depends upon the ability of our consultants to develop and maintain strong, long-term relationships with our clients. In many cases, one or two consultants have primary responsibility for a client relationship. When a consultant leaves one executive search firm and joins another, clients that have established relationships with the departing consultant may move their business to the consultant’s new employer. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant revenue loss from this client portability. If we fail to limit departing consultants from moving business to another employer, our business, financial condition and results of operations may be adversely affected.

Our success depends on our ability to maintain our professional reputation and brand name.

We depend on our overall reputation and brand name recognition to secure new engagements and hire qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failure to maintain our professional reputation and brand name could seriously harm our business, financial condition and results of operations.

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

If a prospective client believes that we are overly restricted by these blocking arrangements from recruiting the employees of our existing clients, these prospective clients may not engage us to perform their executive searches, and as a result, our business, financial condition and results of operations may suffer.

We face aggressive competition.

The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and with smaller specialty firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer blocking arrangements. In addition, our significant clients or prospective clients may decide to perform executive searches using in-house personnel. Finally, during soft economic climates, competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of net revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

We rely heavily on information management systems.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may recommend a change in software platforms and programs. Such plans may result in an acceleration of depreciation expense over the shortened expected remaining life of the software. If we experience any interruptions or loss in our information processing capabilities, our business, financial condition and results of operations may suffer.

We face the risk of liability in the services we perform.

We are exposed to potential claims with respect to the executive search process and our other leadership consulting services. A client could assert a claim for violations of blocking arrangements, breaches of confidentiality agreements or malpractice. In addition, a candidate could assert an action against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of the employment laws. In various countries, we are subject to data protection laws impacting the handling of candidate resumes and other data. We maintain professional liability insurance in amounts and coverage that we believe are adequate. However, we cannot guarantee that our insurance will cover all claims and that the coverage will be available at reasonable rates. Significant uninsured liabilities could have a negative impact on our business, financial condition and results of operations.

Our multinational operations may be adversely affected by social, political and economic risks.

We generate substantial revenue outside the United States. We offer our services through our offices in 27 countries around the world. We are exposed to the risk of changes in social, political and economic conditions inherent in international operations which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems and trade practices are evolving. Commercial laws in these countries are often vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

We may not be able to align our cost structure with revenue.

The timing and strength of an economic recovery in the United States, Europe and other areas of the world continues to be unclear. It is difficult for us to forecast revenue generation with any degree of certainty, even in the near term, and to balance revenue with the required capacity. In 2003, 2002 and 2001, we took steps to reduce our workforce, consolidate and close offices and reduce other expenses. If we do not reduce our costs in proportion to demand for our services in a timely manner or if we reduce our workforce so that we are unable to service increased demand, our business, financial condition and results of operations could be adversely affected.

We may not be able to generate sufficient profits to realize our tax loss carryforwards.

In 2003, 2002 and 2001, we reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. The timing and strength of an economic recovery in the United States, Europe and other areas of the world continues to be unclear. During the fourth quarter of 2003, we recorded a full valuation allowance for our deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. While we expect to be profitable in 2004 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of tax loss carryforwards and other deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine that a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination. If we are unable to generate taxable income in the long-term, our business, financial condition, results of operations and cash flow could suffer.

We may experience impairment of our goodwill and other intangible assets.

The timing and strength of an economic recovery in the United States, Europe and other areas of the world continues to be unclear. While current valuation estimates indicate that there has been no impairment of goodwill or other intangible assets, prolonged economic downturns could jeopardize the values assigned to goodwill and other intangible assets. If the carrying value of our reporting units’ goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. If our operations do not generate sufficient earnings and cash flow in the long-term, our business, financial condition and results of operations could suffer.

Our ability to sublease or assign unused office space could affect our earnings and cash flows.

In 2002 and 2001, we consolidated and closed offices in order to reduce costs. This left us with a significant amount of unused office space with respect to which we are still required to make lease payments. At the time of the office closings we accrued the estimated costs associated with these actions. During 2003, we recorded restructuring expense of $22.2 million to increase accruals for unused office space, reflecting the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. While we have made progress in securing subleases for several properties, at December 31, 2003, we had six office locations designated as unused real estate, representing approximately 106,000 square feet. The total remaining commitment related to these properties is $55.5 million of which $30.0 million has been accrued at December 31, 2003, net of estimated sublease income. Inherent in these accruals are estimates concerning vacancy periods and sublease income. If we are unable to sublease or assign this unused office space within the estimated time frame, or if we sublease or assign this office space for amounts less than we had anticipated, our business, financial condition, results of operations and cash flow could suffer.

We have antitakeover provisions that make an acquisition of us difficult and expensive.

Antitakeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it difficult and expensive for us to be acquired in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

•	a classified board of directors

•	limitations on the removal of directors

•	limitations on stockholder actions

•	the ability to issue one or more series of preferred stock by action of our Board of Directors

These provisions could discourage an acquisition attempt or other transaction in which stockholders could receive a premium over the current market price for the common stock.

ITEM 2. PROPERTIES

Our corporate office is located in Chicago, Illinois. We have offices in major metropolitan areas in 27 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was approximately 820,000 as of December 31, 2003. These office leases call for future minimum lease payments of approximately $144.2 million and have terms that expire between 2004 and 2016, exclusive of renewal options that we can exercise. Approximately 127,000 square feet of office space has been sublet to third parties. See Risk Factors included in Item 1 of this Form 10-K for further information concerning unused office space.

ITEM 3. LEGAL PROCEEDINGS

We have contingent liabilities from various pending claims and litigation matters arising in the course of our business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Although our ultimate liability in these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998. The suit is pending in the U.S. District Court for the Southern District of Florida. We believe the claims made by Mt. Sinai have no merit and are vigorously defending against the claims. Following a failure to achieve a compromise in mediation, the judge in this case ruled on our motion to dismiss the claims and active discovery commenced. The judge dismissed all the claims made by Mt. Sinai other than a claim for a breach of the covenant of good faith and fair dealing. Most of the discovery in this matter was completed during the fourth quarter of 2003. During this period, Mt. Sinai clarified the damages it is seeking – (i) the fee paid for the chief executive officer search of $169,000, (ii) fees paid for other searches of approximately $500,000 and (iii) between $59 million and $75 million based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. We believe the claims made by Mt. Sinai are covered by our professional liability insurance policies with policy limits of $20.0 million. While there can be no assurance as to the outcome, we believe that the claims are without merit and, as such, will not have a material adverse effect on our financial position, results of operations or liquidity. The trial in the matter is expected to begin in July 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol “HSII.” The following table sets forth the high and low stock price per share of the common stock for the periods indicated, as reported on the Nasdaq National Market.

Year Ended December 31, 2003	High	Low
First Quarter	$16.14	$9.96
Second Quarter	15.04	11.45
Third Quarter	20.00	12.35
Fourth Quarter	24.29	16.97

Year Ended December 31, 2002
First Quarter	$21.15	$14.42
Second Quarter	22.92	17.90
Third Quarter	20.00	13.60
Fourth Quarter	16.35	11.85

As of February 27, 2004, the last reported price on the Nasdaq National Market for our common stock was $21.27 per share and there were approximately 220 stockholders of record of the common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are derived from the audited historical consolidated financial statements which are included elsewhere in this Form 10-K. The data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are derived from audited historical consolidated financial statements that are not included in this report. The data set forth are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2003	2002		2001		2000		1999(8)
	(in thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$317,934	$350,712		$455,534		$594,394		$415,847
Reimbursements	22,683 (1)	26,133	(1)	32,065	(1)	33,221	(1)	N/A	(1)

Total revenue	340,617	376,845		487,599		627,615		415,847
Operating expenses:
Salaries and employee benefits:
Salaries and employee benefits	223,537	242,330		302,792		395,105	(6)	277,580
Nonrecurring compensation expense	—	—		—		12,222	(7)	14,448	(9)(10)
General and administrative expenses:
General and administrative expenses	87,250	106,913		157,404		156,242		104,144
Nonrecurring general and administrative expenses	—	—		—		1,753	(7)	772	(9)
Reimbursed expenses	22,683 (1)	26,133	(1)	32,065	(1)	33,221	(1)	N/A	(1)
Restructuring charges	29,443 (2)	48,532	(2)	53,230	(2)	—		—

Total operating expenses	362,913	423,908		545,491		598,543		396,944

Operating income (loss)	(22,296)	(47,063)		(57,892)		29,072		18,903
Non-operating income (expense):
Interest income	1,687	2,018		5,523		8,723		3,513
Interest expense	(166)	(210)		(166)		(209)		(1,504)
Net realized and unrealized gains (losses) on equity and warrant portfolio	673 (3)	(1,325	)(3)	(3,703	)(3)	7,399	(3)	782	(3)
Write-down of long-term investments	—	(5,000	)(5)	(14,760	)(5)	(240	)(5)	—
Other, net	(1,722)	(73)		(517)		418		(152)

Net non-operating income (expense)	472	(4,590)		(13,623)		16,091		2,639

Equity in net loss of affiliate	—	—		—		—		(630)

Income (loss) before income taxes and cumulative effect of accounting change	(21,824)	(51,653)		(71,515)		45,163		20,912
Provision for (benefit from) income taxes	58,844 (4)	(11,491)		(24,094)		25,746		15,120

Income (loss) before cumulative effect of accounting change	(80,668)	(40,162)		(47,421)		19,417		5,792
Cumulative effect of accounting change, net of tax	—	—		4,494	(3)	—		—

Net income (loss)	$(80,668)	$(40,162)		$(42,927)		$19,417		$5,792

Basic earnings (loss) per common share	$(4.43)	$(2.22)		$(2.28)		$1.02		$0.42
Basic weighted average common shares outstanding	18,217	18,107		18,839		18,979		13,642
Diluted earnings (loss) per common share	$(4.43)	$(2.22)		$(2.28)		$0.95		$0.42
Diluted weighted average common shares outstanding	18,217	18,107		18,839		20,389		13,889

Balance Sheet Data (at end of period):
Working capital	$64,815	$84,276		$92,786		$120,340		$54,007
Total assets	304,032	367,835		411,106		523,644		334,749
Long-term debt, less current maturities	26	294		1,959		610		—
Stockholders’ equity	125,813	199,711		229,591		287,677		167,880

Other Operating Data:
Average number of consultants during the period	328	391		507		441		347

Notes to Selected Financial Data:

(1)	In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF Issue No. 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue. Historically, we classified reimbursements of out-of-pocket expenses as a reduction of operating expenses. We adopted this guidance in 2002 and made the corresponding reclassifications in the Statements of Operations for the years ended December 31, 2001 and 2000. The presentation required by EITF Issue No. 01-14 has no impact on operating income. Reimbursements for out-of-pocket expenses for 1999 are not presented separately as revenue and operating expenses as such data was not available for that year.

(2)	In October 2003, October 2002, October 2001 and June 2001, we announced cost reduction initiatives to better align costs with expected net revenue levels. These initiatives related to reductions of our workforce, consolidation and closing of offices, goodwill and intangible asset write-offs and, in 2001, the settlement of a former Chief Executive Officer’s contract upon his retirement. For the years ended 2003, 2002 and 2001, we recognized restructuring charges of $29.4 million, $48.5 million and $53.2 million, respectively, related to these announced initiatives.

(3)	We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value. Some of the warrants in our portfolio meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statement of Operations rather than as a component of accumulated other comprehensive income. We adopted SFAS No. 133 on January 1, 2001. As a result, in 2001, we recorded a transition adjustment to income of $4.5 million, net of the consultants’ share of the gain, other costs and taxes.

Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. In 2003, 2002, 2001, 2000 and 1999, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $0.7 million, $1.6 million, $1.0 million, $7.4 million and $0.8 million, respectively, related to the equity and warrant portfolio.

In 2003, the unrealized losses, net of the consultants’ share of the losses and other costs, were less than $0.1 million, related to the equity and warrant portfolio. In 2002 and 2001, we recorded unrealized losses, net of the consultants’ share of the losses and other costs, of $3.0 million and $4.7 million, respectively, related to the equity and warrant portfolio.

(4)	The 2003 income tax provision includes a non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, to provide a full valuation allowance against our net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. Judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the need for a valuation allowance, we considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. In 2003, 2002 and 2001, we reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the provisions of SFAS No. 109, we recorded, in the fourth quarter of 2003, a full valuation allowance against our net deferred tax assets.

(5)	During 2002, we wrote-down our remaining investment in the ETF Group, incurring a non-cash charge of $5.0 million. During 2001, we recorded non-cash charges of $14.8 million to write down of our investments in Silicon Valley Internet Capital (“SVIC”) and ETF Group. During 2000, we recorded a non-cash charge of $0.2 million related to our investment in SVIC.

(6)	Includes non-cash compensation expense of $2.7 million, due to the issuance of options by LeadersOnline, at a price below the deemed fair market value, for accounting purposes, at the time of issuance.

(7)	We incurred $14.0 million of nonrecurring expenses during the third quarter of 2000 as a result of the withdrawal of LeadersOnline’s proposed initial public offering. This included a non-cash compensation expense of $12.2 million which represents the remainder of the non-cash compensation expense related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance. The remaining $1.8 million is due to the write-off of expenses related to the proposed initial public offering and is included in nonrecurring general and administrative expenses.

(8)	Heidrick & Struggles, Inc. acquired Heidrick & Struggles International, Inc., on February 26, 1999. The historical results of operations of Heidrick & Struggles International, Inc. have been included in the consolidated financial statements subsequent to the date of acquisition.

(9)	We recorded costs of $2.8 million during the third quarter of 1999 as a result of the merger with Sullivan & Company on September 1, 1999. The costs consist of a $2.0 million non-cash compensation expense for accelerated vesting of an employee equity ownership program in place at Sullivan & Company and $0.8 million of transaction-related costs, including legal, accounting and advisory fees, which are included in nonrecurring general and administrative expenses.

(10)	We recorded nonrecurring compensation expense of $12.4 million during the first quarter of 1999 as a result of the modification of the terms of the Mülder Partner GmbH & Co. KG (“Mülder”) acquisition agreement, including the termination of all employment contingencies. This nonrecurring expense represents the write-off of $2.9 million of deferred compensation assets, the settlement of the remaining cash due of $4.3 million, and the issuance of 428,452 common shares (valued at $5.2 million) to the previous owners of Mülder.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets where we operate; price competition; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1 of this Form 10-K. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, assessment and development of personnel for their executive management positions. In addition to executive search for permanent and interim placements, we provide other leadership services, including executive assessment, and, through an alliance, executive coaching. We provide our services to a broad range of clients through our worldwide network of 311 consultants located in 27 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Historical Perspective

During 1999 and 2000, the executive search industry experienced a dramatic increase in demand for its services in virtually all markets based on increased competition for executive talent, the need for executives with diverse and global leadership skills, and the proliferation of Internet and e-commerce businesses. Our rate of growth in net revenue during this period exceeded both the industry trend and our historical average because of the need for management at start-up companies, the creation of new e-commerce positions at more established companies and the growth in the financial services industry. We responded to these trends by increasing the number of consultants and the number of offices from which we served our clients. In 2000, we added more than 100 consultants, including consultants experienced in executive search and employees from other disciplines who were new to the search profession, in anticipation of a continuation of increased demand. Also, in response to the demand for Internet-enhanced mid-level search, in March 1999, we launched our mid-level recruiting business as a separate subsidiary called LeadersOnline.

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

2003 Overview

In 2003, continued global economic weakness and geopolitical tensions adversely impacted the business environment and, consequently, the demand for our services. Net revenue in 2003 was $317.9 million, a decrease of 9.3%, from $350.7 million in 2002, as a soft economy for much of the year adversely affected our results. Excluding the positive impact of exchange rate changes, net revenue decreased approximately 14% in 2003 compared to 2002.

This year also saw changes in our company’s senior management with the resignations of our Chief Executive Officer, Mr. Piers Marmion, our President and Chief Operating Officer, Mr. David Anderson and our Chief Financial Officer, Mr. Kevin J. Smith. We recorded charges of $6.1 million for these separations. In addition to these separation charges, we recorded $2.8 million of other severance expense, primarily in Europe and North America.

During 2003, we recorded restructuring charges of $29.4 million, consisting of $3.9 million of severance expense, primarily in Europe, $3.3 million of expense for goodwill and other intangible asset impairment, primarily related to a wholly-owned subsidiary in Finland which is expected to be converted to a licensee, and $22.2 million of expense to increase accruals for unused office space, reflecting the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. Due to these restructuring charges, we did not expect to achieve certain long-term profitability targets established in 2002 and therefore reversed $1.3 million of accruals related to our Performance Share Program that had been recorded as of December 31, 2002.

Our 2003 income tax provision includes a non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, to provide a full valuation allowance against our net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. In assessing the need for a valuation allowance, we considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. In 2003, 2002 and 2001, we reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the provisions of SFAS No. 109, we recorded a full valuation allowance against our net deferred tax assets.

Despite these significant expenses recorded in 2003 and the decline in net revenue, we believe that our cost structure is better aligned with anticipated net revenue levels, primarily as a result of the restructuring and cost reduction initiatives which have occurred over the past three years. We ended the year with a cash balance of $119.3 million, an increase of $9.1 million, compared to $110.2 million at December 31, 2002. Also, in December 2003, we secured a $60.0 million revolving credit facility.

2004 Outlook

For 2004, we currently anticipate that net revenue will grow at a rate in the mid-single digits. This performance assumes that the worldwide economy will continue to strengthen. At that level of net revenue growth, we would expect to generate operating margins in the 5 percent to 6 percent range.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. In 2003, 2002 and 2001, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $0.7 million, $1.6 million, $1.0 million, respectively, related to the equity and warrant portfolio. With improvements in economic conditions, it is possible, although not certain, that we could realize gains which are significant to our reported earnings in the future.

Results of Operations

We operate our executive search and complementary leadership services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe; and Asia Pacific.

Total revenue consists of revenue before reimbursements of out-of-pocket expenses (“net revenue”) and reimbursements of out-of-pocket expenses. Net revenue consists primarily of retainers and indirect expenses billed to clients. Reimbursements of out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Related reimbursable expenses are also shown separately within operating expenses.

For segment purposes, the reimbursements of out-of-pocket expenses are reported on a separate line, and therefore do not affect the analysis of net revenue by geographic region. The presentation required by EITF Issue No. 01-14 has no impact on the consolidated operating income (loss) or on the operating income (loss) of the geographic regions.

We believe that analyzing trends in net revenue and analyzing operating expenses as a percentage of net revenue more appropriately reflects our core operations.

The following table summarizes the results of operations for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenue:
Revenue before reimbursements (net revenue)	$317,934	$350,712	$455,534
Reimbursements	22,683	26,133	32,065

Total revenue	340,617	376,845	487,599
Operating expenses:
Salaries and employee benefits	223,537	242,330	302,792
General and administrative expenses	87,250	106,913	157,404
Reimbursed expenses	22,683	26,133	32,065
Restructuring charges	29,443	48,532	53,230

Total operating expenses	362,913	423,908	545,491

Operating loss	(22,296)	(47,063)	(57,892)
Net non-operating income (expense)	472	(4,590)	(13,623)

Loss before income taxes and cumulative effect of accounting change	(21,824)	(51,653)	(71,515)
Provision for (benefit from) income taxes	58,844	(11,491)	(24,094)

Loss before cumulative effect of accounting change	(80,668)	(40,162)	(47,421)
Cumulative effect of accounting change, net of tax	—	—	4,494

Net loss	$(80,668)	$(40,162)	$(42,927)

The following table sets forth, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2003	2002	2001
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	7.1	7.5	7.0

Total revenue	107.1	107.5	107.0
Operating expenses:
Salaries and employee benefits	70.3	69.1	66.5
General and administrative expenses	27.4	30.5	34.6
Reimbursed expenses	7.1	7.5	7.0
Restructuring charges	9.3	13.8	11.7

Total operating expenses	114.1	120.9	119.7

Operating loss	(7.0)	(13.4)	(12.7)
Net non-operating income (expense)	0.1	(1.3)	(3.0)

Loss before income taxes and cumulative effect of accounting change	(6.9)	(14.7)	(15.7)
Provision for (benefit from) income taxes	18.5	(3.3)	(5.3)

Loss before cumulative effect of accounting change	(25.4)	(11.5)	(10.4)
Cumulative effect of accounting change, net of tax	—	—	1.0

Net loss	(25.4)%	(11.5)%	(9.4)%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

2003 Compared to 2002

Total revenue.  Consolidated total revenue decreased $36.2 million, or 9.6%, to $340.6 million in 2003 from $376.8 million in 2002. The decline in total revenue was due primarily to the decline in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).  Consolidated net revenue decreased $32.8 million, or 9.3%, to $317.9 million in 2003 from $350.7 million in 2002. Excluding the $17.9 million positive impact of exchange rate changes, net revenue declined approximately 14%. We believe information regarding changes in net revenue excluding the impact of exchange rate changes is helpful in providing an understanding of the volume of business activity. Most of our practices experienced declines in net revenue. In 2003, the number of confirmed executive searches decreased 5% to 3,757 from 3,973 in 2002. We believe this decrease reflects the impact of the continuing weak global economic conditions.

Net revenue in North America was $172.0 million in 2003, a decrease of $22.2 million, or 11.4%, from $194.2 million in 2002. Most of the practices experienced declines in net revenue with the most significant declines in the Technology and Financial Services practices. In Latin America, net revenue was $11.2 million in 2003, an increase of $0.2 million, or 2.0%, from $11.0 million in 2002, reflecting increases in the Financial Services and Professional Services practices, despite the loss of net revenue from operations that were converted to licensees in 2002. Net revenue in Europe was $113.0 million in 2003, a decrease of $11.4 million, or 9.1%, from $124.4 million in 2002. Excluding a positive impact of $16.5 million due to exchange rate changes, Europe’s net revenue decreased by approximately 22% from 2002. The decline in net revenue is attributable to general economic weakness, particularly in the Financial Services and Industrial practices, and the loss of net revenue from unprofitable operations that were converted to licensees or shut down during 2002. In Asia Pacific, net revenue was $21.6 million in 2003, an increase of $0.5 million, or 2.6%, from $21.1 million in 2002. Excluding a positive impact of $1.3 million due to exchange rate changes, Asia Pacific’s net revenue was $20.3 million, a decrease of approximately 3% compared to 2002. Increases in the Industrial and Consumer practices were more than offset by declines in the Technology and other practices.

Salaries and employee benefits.  Consolidated salaries and employee benefits expense decreased $18.8 million, or 7.8%, to $223.5 million in 2003 from $242.3 million in 2002. Salaries and employee benefits expense in 2003 includes $6.1 million of expense related to the separation agreements of the former Chief Executive Officer, the former President and Chief Operating Officer and the Chief Financial Officer, approximately $2.8 million of other severance-related expenses, primarily in Europe and North America, partially offset by a $0.9 million reduction in employee benefit expense accruals and a benefit of $1.3 million from the reversal of accruals recorded in 2002 for the Performance Share Program. Excluding these items, which we believe more appropriately reflects our core operations, consolidated salaries and employee benefits expense would have been $216.8 million in 2003, a decrease of $25.5 million, or 10.5%, compared to $242.3 million in 2002. The decrease was primarily attributable to $35.8 million of lower fixed costs as a result of the elimination of approximately 400 positions since March 2002, partially offset by $10.3 million of additional performance-related compensation expense for executive search consultants and support staff. The average number of executive search consultants in 2003 was 328, a decrease of 16%, compared to an average of 391 in 2002.

As a percentage of net revenue, salaries and employee benefits expense increased to 70.3% in 2003 from 69.1% in 2002. Excluding the $8.9 million of severance-related expenses, the $0.9 million reduction of employee benefit accruals and the $1.3 million of benefit resulting from the reversal of accruals related to the Performance Share Program, which we believe more appropriately reflects our core operations, salaries and employee benefits expense as a percentage of net revenue would have been 68.2% in 2003 compared to 69.1% in 2002. The decrease as a percentage of net revenue is primarily due to lower fixed salaries and employee benefits expense in relation to the net revenue levels, partially offset by a greater percentage of net revenue accrued for performance-based compensation.

General and administrative expenses.    Consolidated general and administrative expenses decreased $19.6 million, or 18.4%, to $87.3 million in 2003 from $106.9 million in 2002. This decrease was due to $11.5 million of lower discretionary spending, a reduction in bad debt expense of $2.8 million and $5.3 million of cost savings in rent, depreciation and other infrastructure expenses, primarily related to the consolidation and closing of offices and lower systems-related spending.

As a percentage of net revenue, general and administrative expenses decreased to 27.4% in 2003 from 30.5% in 2002.

2003 and 2002 Restructuring charges.    In 2003, we recorded restructuring charges of $29.4 million. In 2002, we recorded restructuring charges of $48.5 million. The following table summarizes the workforce reductions as well as the restructuring charges recorded in each year:

	Employee Reductions			Restructuring Charges
2003 and 2002 Restructuring Charges:	Consultants	All Other	Total	Employee- related	Office Closings	Total
				(in millions)
Restructuring Charges Recorded in 2003:
Q1 2003	—	—	—	$—	$5.5	$5.5
Q3 2003	—	—	—	—	1.4	1.4
Q4 2003	7	25	32	3.9	18.6	22.5

Total	7	25	32	$3.9	$25.5	$29.4

Restructuring Charges Recorded in 2002:
Q1 2002	51	115	166	$10.4	$12.8	$23.2
Q4 2002	61	175	236	12.2	13.2	25.4

Total	112	290	402	$22.6	$26.0	$48.5

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The restructuring charges of $29.4 million recorded in 2003 include severance and other employee-related costs of $3.9 million related to reductions in our workforce, primarily in Europe, expense of $22.2 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges and $3.3 million of expense for impairment of goodwill and other intangible assets related primarily to a wholly-owned subsidiary in Finland which is expected to be converted to a licensee. The workforce reductions, which occurred during the fourth quarter of 2003, affected 32 people, primarily in Europe, and included 7 executive search consultants. The accruals for excess real estate were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. The restructuring charges by segment are as follows: North America $7.0 million; Europe $22.1 million; and Corporate $0.3 million. Of the $29.4 million of restructuring charges recorded in 2003, approximately $25.8 million represents cash charges.

In October 2001, we announced company-wide cost reduction initiatives to better align costs with the expected net revenue levels. During the first quarter of 2002, we recorded $23.2 million of restructuring charges related to these announced initiatives. The actions, which occurred during the first quarter of 2002, affected 166 people, including 51 executive search and management search consultants. The remainder was search and corporate support staff. Over two-thirds of the layoffs were in North America, 20% were in Europe, and the rest were in Latin America and Asia Pacific. The 2002 first quarter restructuring charges include severance and other employee-related costs of $10.4 million and costs related to the consolidation and closing of offices of $12.8 million. By segment, the restructuring charges recorded in the first quarter of 2002 are as follows: North America

$13.3 million; Latin America $0.1 million; Europe $7.0 million; Asia Pacific $0.3 million; and Corporate $2.5 million. Of the $23.2 million of restructuring charges recorded in the 2002 first quarter, approximately $15.2 million represents cash charges. No restructuring charges were recorded in the second or third quarters of 2002.

In October 2002, we announced additional reductions in our workforce and the consolidation and closing of offices, recording a charge of $25.4 million. The actions affected 236 employees, of which 156 were in Europe. Of the reductions, 61 were executive and management search consultants and the remainder was support staff. Of the $25.4 million restructuring charge, $12.2 million was for severance and related costs, $10.6 million was facilities-related and $2.6 million was for the write-off of goodwill, intangible assets and software. By segment, the restructuring charges recorded in the fourth quarter of 2002 are as follows: North America $6.4 million; Latin America $0.5 million; Europe $17.7 million; Asia Pacific $0.4 million; and Corporate $0.4 million.

Of the $25.4 million of restructuring charges recorded in the 2002 fourth quarter, approximately $20.9 million represents cash charges.

Approximately $45.8 million of the 2003 and 2002 restructuring charges remained unpaid as of December 31, 2003. The majority of the amounts remaining to be paid relate to real estate leases. Cash disbursements lag the charges because charges related to disposing of leases are recorded currently, while the cash spending for each affected lease will continue until sub-leasing, or negotiations with the lessor to terminate the lease, are completed. Based on current estimates, approximately $18.1 million is expected to be paid in 2004, with the remaining $27.7 million payable in years subsequent to 2004.

Operating loss.  Our consolidated operating loss was $22.3 million in 2003, a decrease of $24.8 million compared to the operating loss of $47.1 million in 2002. The following table summarizes our consolidated operating loss for the years ended December 31, 2003 and 2002, respectively:

Operating income (loss):	2003	2002	Change
	(in millions)

Total regions	$35.3	$29.2	$6.1
Corporate	(28.2)	(27.8)	(0.4)

Operating income before restructuring charges	7.1	1.5	5.7
Restructuring charges	(29.4)	(48.5)	19.1

Consolidated operating loss	$(22.3)	$(47.1)	$24.8

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The decrease in the consolidated operating loss was primarily due to lower restructuring charges and improved profitability in the geographic regions.

In North America, operating income in 2003 increased $2.3 million to $36.0 million from $33.7 million in 2002. The decline of $22.2 million in North America’s net revenue was offset by $18.0 million of lower fixed salaries and employee benefits expense, including a benefit from the forfeiture of certain restricted stock units and a reduction of accruals for employee benefits expense, a benefit of $0.6 million related to the reversal of accruals for the Performance Share Program which were recorded in 2002 and $9.5 million of lower discretionary spending and lower facilities-related expenses. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices, that have occurred since the 2002 first quarter. The cost reductions were offset by a $3.6 million increase in performance-based compensation expense for executive search consultants and support staff.

In Latin America, operating income was $0.9 million in 2003 compared to an operating loss of $2.8 million in 2002. The operating loss in 2002 included $1.7 million of costs associated with converting certain wholly- owned subsidiaries to licensees and an adjustment for value-added taxes.

In Europe, the operating loss was $3.8 million in 2003, an increase of $0.6 million, compared to an operating loss of $3.2 million in 2002. The operating loss in 2003 includes approximately $2.0 million of severance-related expenses. Excluding these severance-related expenses, which we believe more appropriately reflects our core operations, Europe’s operating loss in 2003 would have been $1.9 million, a decrease of $1.3 million, compared to the $3.2 million operating loss in 2002. The decline in net revenue of $11.4 million was offset by $10.4 million of lower fixed salaries and employee benefits expense, a reduction in bad debt expense of $2.7 million, $2.8 million of lower discretionary spending and approximately $2.2 million of lower systems-related spending. These cost savings reflect the reductions in workforce and cost reduction initiatives which have occurred since the first quarter of 2002. These cost savings were partially offset by a $5.4 million increase in performance-based compensation expense for executive search consultants and support staff.

In Asia Pacific, operating income in 2003 was $2.3 million, an increase of $0.8 million, compared to operating income of $1.5 million in 2002. The increase was attributable to the increase in net revenue of $0.5 million and lower fixed salaries and employee benefits expense.

Unallocated corporate expenses increased $0.4 million, or 1.4%, to $28.2 million in 2003 from $27.8 million in 2002. Corporate expenses in 2003 include $6.1 million of severance-related expenses for the separation agreements of three executives. Excluding these severance expenses, which we believe more appropriately reflects our core operations, unallocated corporate expenses would have been $22.1 million, a decrease of $5.7 million, or 20.5%, compared to 2002. This decline in corporate expenses reflects $3.2 million of lower salaries and employee benefits expense and $3.8 million of lower systems-related spending and operating expenses, partially offset by $1.3 million of higher infrastructure-related costs.

Restructuring charges were $29.4 million in 2003 compared to $48.5 million in 2002. The restructuring charges are explained in the preceding section captioned, 2003 and 2002 Restructuring charges.

Net non-operating income (expense).   The following table presents the components of our net non-operating income (expense) for 2003 and 2002, respectively:

Non-operating income (expense):	2003	2002	Change
	(in millions)

Interest income	$1.7	$2.0	$(0.3)
Interest expense	(0.2)	(0.2)	—
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.7	1.6	(0.9)
Unrealized losses on derivative instruments	—	(3.0)	3.0

Net realized and unrealized gains (losses)	0.7	(1.3)	2.0

Write-down of long-term investment	—	(5.0)	5.0
Other, net	(1.7)	(0.1)	(1.6)

Net non-operating income (expense)	$0.5	$(4.6)	$5.1

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

Interest income in 2003 was approximately $1.7 million compared to $2.0 million in 2002. The decline is primarily due to lower returns on invested cash balances.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value. Some of the warrants in our portfolio meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations rather than as a component of accumulated other comprehensive income. Warrants which do not meet the definition of a derivative instrument are regularly reviewed for declines in value. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs.

During 2003, we recognized $0.7 million of realized gains and less than $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During 2002, we recognized $1.6 million of realized gains and $3.0 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. With improvements in economic conditions, it is possible, although not certain, that we could realize gains which are significant to our reported earnings in the future.

The write-down of the long-term investment of $5.0 million in 2002 resulted from the write-down of the remainder of our investment in ETF Group. ETF Group is a Europe-based venture capital firm that helps emerging companies expand into international markets.

Net other non-operating expense was $1.7 million in 2003 compared to $0.1 million in 2002. Other non-operating expense consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and which are not considered permanent in nature.

Income taxes.  In 2003, we had a pre-tax loss of $21.8 million and recorded income tax expense of $58.8 million. The 2003 income tax provision includes a non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, to provide a full valuation allowance against the net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. Judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the need for a valuation allowance, we considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. In 2003, 2002 and 2001, we reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the provisions of SFAS No. 109, we recorded, in the fourth quarter of 2003, a full valuation allowance against our net deferred tax assets.

The income tax expense recorded in 2003 also includes an expense of $4.3 million, recorded in the first half of 2003, to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, required to be recorded upon the vesting of restricted stock units. In prior years, a portion of executive search consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, we will realize a smaller tax benefit than initially recorded. Accordingly, we adjusted the deferred tax asset to reflect the lower tax benefit.

In 2002, we had a pre-tax loss of $51.7 million and an income tax benefit of $11.5 million. The effective tax benefit rate in 2002 was 22.2%, reflecting valuation allowances related to the recoverability of foreign tax credits, foreign net operating losses and other tax-related allowances. In addition, the income tax benefit in 2002 is reduced by approximately $0.8 million of additional provision for income taxes in certain Latin American subsidiaries. The income tax provision and related current and deferred tax balances are more fully described in Note 6, Income Taxes, in the Notes to Consolidated Financial Statements.

We anticipate that the effective tax rate will continue to fluctuate in the future due to the mix of earnings and profits in the jurisdictions in which we operate. In 2004, we anticipate that we will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to our restructuring charges, and therefore do not anticipate recording or paying any U.S. income tax in 2004. We will however continue to record and pay income tax expense for certain of our foreign operations. While the Company expects to be profitable in 2004 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

2002 Compared to 2001

Total revenue.  Consolidated total revenue decreased $110.8 million, or 22.7%, to $376.8 million in 2003 from $487.6 million in 2002. The decline in total revenue was due primarily to the decline in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).   Consolidated net revenue decreased $104.8 million, or 23.0%, to $350.7 million in 2002 compared to $455.5 million in 2001. Excluding the effect of exchange rate changes of $5.5 million, net revenue declined approximately 24%. We believe information regarding changes in net revenue excluding the impact of exchange rate fluctuations is helpful in providing an understanding of the volume of business activity. The decline was due to decreased demand for our executive search services across most industries and disciplines, especially in our Technology and Financial Services practices. The number of confirmed executive searches decreased 20% from 2001. We believe this decrease reflects the impact of the global economic slowdown.

Net revenue in North America was $194.2 million in 2002, a decrease of $63.9 million, or 24.8%, from $258.1 million in 2001. Increases in our Consumer and Professional Services practices were more than offset by declines in our Technology and Financial Services practices. In Latin America, net revenue decreased $3.5 million, or 24.2%, to $11.0 million in 2002 from $14.5 million in 2001, as the region felt the effects of weak U.S. and local economies and political turmoil in some countries. Most of the practices reported declines. Net revenue in Europe decreased $31.3 million, or 20.1%, to $124.4 million in 2002 from $155.7 million in 2001. Excluding the impact of exchange rate changes of $5.2 million, Europe’s net revenue declined approximately 24%. Most practices experienced declines in net revenue from 2001 to 2002. In Asia Pacific, net revenue was $21.1 million in 2002, a decrease of $6.1 million, or 22.5%, from $27.2 million in 2001. Excluding the impact of exchange rate changes of $0.3 million, Asia Pacific’s net revenue decreased approximately 24% compared to 2001. Increases in the region’s Professional Services and Higher Education/Nonprofit practices were more than offset by declines in the Financial Services, Technology, and other practices.

Salaries and employee benefits.  Consolidated salaries and employee benefits expense decreased $60.5 million, or 20.0%, to $242.3 million in 2002 from $302.8 million in 2001. The decrease was primarily attributable to $23.2 million of lower accruals for performance-based compensation, related in part to the lower net revenue, and $37.3 million of lower fixed costs as a result of the elimination of more than 1,000 positions, or approximately 40% of our workforce, since June 2001. As a percentage of net revenue, salaries and employee benefits expense increased to 69.1% in 2002 from 66.5% in 2001. This increase as a percentage of net revenue was primarily due to the impact of lower net revenue against our fixed salaries and employee benefits expense, partially offset by a lower percentage of net revenue being accrued for performance-based compensation for executive search consultants, management and support staff. The average number of executive search consultants in 2002 was 391, a decrease of 23%, compared to an average of 507 in 2001.

General and administrative expenses.  Consolidated general and administrative expenses decreased $50.5 million, or 32.1%, to $106.9 million in 2002 from $157.4 million in 2001. This decrease was due to $21.3 million of lower discretionary spending, $18.6 million of lower bad debt expense, and $8.1 million of lower infrastructure expense and other cost savings primarily from the consolidation and closing of offices. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we did not record goodwill amortization in 2002. In 2001, general and administrative expenses included $2.5 million of goodwill amortization. As a percentage of net revenue, general and administrative expenses decreased to 30.5% in 2002 from 34.6% in 2001.

2002 and 2001 Restructuring charges.  In 2002, we recorded restructuring charges of $48.5 million related to reductions in our workforce and the consolidation and closing of offices. In 2001, we recorded restructuring charges of $53.2 million related to reductions in our workforce, the consolidation and closing of offices, and the settlement of a former Chief Executive Officer’s contract upon his retirement. The following table summarizes the workforce reductions as well as the restructuring charges related to the announced initiatives:

	Employee Reductions			Restructuring Charges
Restructuring Charges by Announcement Date:	Consultants	All Other	Total	Employee- related	Office Closings	Other Cash Charges	Total
				(in millions)

June 2001 Announcement:
Q2 2001	63	222	285	$7.7	$—	$0.5	$8.2
Q3 2001	6	9	15	1.0	1.0	0.2	2.3

Total	69	231	300	$8.7	$1.0	$0.7	$10.4

October 2001 Announcement:
Q4 2001	67	253	320	$15.0	$27.1	$0.7	$42.8
Q1 2002	51	115	166	10.4	12.8	—	23.2

Total	118	368	486	$25.4	$39.9	$0.7	$66.0

October 2002 Announcement:
Q4 2002	61	175	236	$12.2	$13.2	$—	$25.4

Restructuring Charges by Year:
Total 2001	136	484	620	$23.7	$28.1	$1.4	$53.2
Total 2002	112	290	402	$22.6	$26.0	$—	$48.5

Note:	Consultants include both executive and management search consultants.

  Totals and subtotals may not equal the sum of individual line items due to rounding.

In June 2001, we announced a reduction of our workforce. The actions affected 300 people, or 13% of the firm’s global workforce. Of the reductions, 69 were executive and management search consultants and the remainder was support staff in executive and management search and in the corporate departments. Nearly two-thirds of the layoffs were in North America, 24% were in Europe, and the rest were in Latin America and Asia Pacific. As a result of this workforce reduction, we recorded restructuring charges of $10.4 million in the nine months ended September 30, 2001, primarily for severance and related costs. The charges were substantially all cash.

In October 2001, we announced additional reductions in our workforce, the consolidation and closing of offices, and the settlement of a former Chief Executive Officer’s contract upon his retirement. The actions affected 486 employees or approximately 20% of the firm’s global workforce. Of the reductions, 118 were executive and management search consultants and the remainder was support staff in executive and management search and in the corporate departments. Approximately 55% of the reduction was in North America, 35% was in Europe, and the rest was in Latin America and Asia Pacific.

As a result of the actions announced in October 2001, we recorded restructuring charges of $42.8 million in the 2001 fourth quarter and $23.2 million in the 2002 first quarter.

The restructuring charges of $42.8 million recorded in the 2001 fourth quarter included $15.0 million for severance and other employee-related costs, of which $7.8 million relates to the settlement of a former Chief Executive Officer’s contract upon his retirement. In addition, charges related to the consolidation and closing of offices were $27.1 million, of which $1.6 million is goodwill impairment related to the exit from South Africa and the Baltic region. The remainder of the charges, $0.7 million, is primarily for other cash expenses incurred as a result of the announced actions. By segment, the restructuring charges recorded in the fourth quarter of 2001 were as follows: North America $19.5 million; Europe $14.2 million; Asia Pacific $0.4 million; and Corporate $8.7 million. Of the $42.8 million of restructuring charges recorded in the 2001 fourth quarter, approximately $39.4 million represents cash charges.

The 2002 first quarter restructuring charges of $23.2 million include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. By segment, the restructuring charges recorded in the first quarter of 2002 are as follows: North America $13.3 million; Latin America $0.1 million; Europe $7.0 million; Asia Pacific $0.3 million; and Corporate $2.5 million. Of the $23.2 million of restructuring charges recorded in the 2002 first quarter, approximately $15.2 million represents cash charges. No restructuring charges were recorded in the second or third quarters of 2002.

In October 2002, we announced additional reductions in our workforce and the consolidation and closing of offices, recording a charge of $25.4 million. The actions affected 236 employees, of which 156 were in Europe. Of the reductions, 61 were executive and management search consultants and the remainder was support staff. Of the $25.4 million of restructuring charges, $12.2 million was for severance and related costs, $10.6 million was facilities-related, and $2.6 million was for the write-off of goodwill and other intangible assets. By segment, the restructuring charges recorded in the fourth quarter of 2002 were as follows: North America $6.4 million; Latin America $0.5 million; Europe $17.7 million; Asia Pacific $0.4 million; and Corporate $0.4 million. Of the $25.4 million of restructuring charges recorded in the fourth quarter of 2002, approximately $20.9 million represents cash charges.

Operating loss.    The following table summarizes our consolidated operating loss for the years ended December 31, 2002 and 2001, respectively:

Operating income (loss):	2002	2001	Change
	(in millions)

Total regions	$29.2	$28.8	$0.4
Corporate	(27.8)	(33.5)	5.7

Operating income (loss) before restructuring charges	1.5	(4.7)	6.2
Restructuring charges	(48.5)	(53.2)	4.7

Consolidated operating loss	$(47.1)	$(57.9)	$10.8

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Our consolidated operating loss was $47.1 million in 2002, a decrease of $10.8 million, compared to an operating loss of $57.9 million in 2001. The decrease in the operating loss was primarily due to lower restructuring charges, lower corporate costs and improved profitability in the geographic regions. Operating income before restructuring charges, which we believe more appropriately reflects our core operations, increased $6.2 million to $1.5 million in 2002 from an operating loss before restructuring charges of $4.7 million in 2001. The increase in operating income before restructuring charges was driven by a $60.5 million reduction in salaries and employee benefits expense due to reductions in our workforce and lower accruals for performance-based compensation, and a $50.5 million reduction of general and administrative expenses due to reduced spending on discretionary items, reductions in bad debt expense, and savings from office consolidations and closings. These cost reductions more than offset the $104.8 million decline in net revenue in 2002 compared to 2001.

In North America, operating income for 2002 increased $9.7 million to $33.7 million from $24.0 million in 2001. The decline of $63.9 million in North America’s net revenue was offset by $33.9 million of lower salaries and employee benefits expense, $19.4 million of lower bad debt expense and $20.3 million of lower discretionary spending and facilities-related expenses. Most of the cost savings are attributable to the reductions in workforce, and the consolidation and closing of offices which have occurred since June 2001.

In Latin America, the operating loss increased $0.8 million to $2.8 million in 2002, compared to an operating loss of $2.0 million in 2001. The increase in the operating loss was attributable to a $3.5 million decline in Latin America’s net revenue, costs related to converting certain wholly-owned subsidiaries to licensees and an adjustment for value-added taxes, partially offset by lower performance-based and fixed compensation expenses due to consultant departures.

In Europe, the operating loss was $3.2 million in 2002, compared to operating income of $4.9 million in 2001. The decline of $8.1 million was attributable to a $31.3 million decline in Europe’s net revenue, partially offset by $6.6 million of lower discretionary spending and $18.6 million of lower salaries and employee benefits expense reflecting the lower net revenue and lower headcount due to the reductions in workforce which have occurred since June 2001, partially offset by $2.0 million of higher bad debt expense. The initiatives announced in the fourth quarter of 2002 were expected to improve the European region’s profitability in 2003.

In Asia Pacific, operating income in 2002 was $1.5 million compared to operating income of $1.9 million in 2001. The decline in operating income of $0.4 million was attributable to a decline in net revenue of $6.1 million, partially offset by $3.6 million of lower salaries and employee benefits expense and $2.1 million of lower general and administrative expenses, primarily bad debt expense.

Unallocated corporate expenses declined $5.7 million, or 17.1%, to $27.8 million in 2002 from $33.5 million in 2001 due to reduced corporate staffing, the elimination of goodwill amortization, and lower discretionary spending.

The restructuring charges incurred in 2002 and 2001 of $48.5 million and $53.2 million, respectively, are explained in the preceding section captioned, 2002 and 2001 Restructuring charges.

Net non-operating expense.    Consolidated net non-operating expense for 2002 was $4.6 million compared to $13.6 million for 2001. The following table presents the components of our net non-operating expense for 2002 and 2001, respectively:

Non-operating income (expense):	2002	2001	Change
	(in millions)
Interest income	$2.0	$5.5	$(3.5)
Interest expense	(0.2)	(0.2)	—
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	1.6	1.0	0.6
Unrealized losses on derivative instruments	(3.0)	(4.7)	1.7

Net realized and unrealized losses	(1.3)	(3.7)	2.4

Write-down of long-term investments	(5.0)	(14.8)	9.8
Other, net	(0.1)	(0.5)	0.4

Net non-operating expense	$(4.6)	$(13.6)	$9.0

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

Interest income in 2002 declined $3.5 million compared to 2001 due to lower cash balances available for investment and lower returns on the invested cash.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value. Some of the warrants in our portfolio meet the definition of derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations rather than as a component of accumulated other comprehensive income. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. During 2002, we recognized $1.6 million of realized gains and $3.0 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During 2001, we recognized $1.0 million of realized gains and $4.7 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

The write-downs of long-term investments were $5.0 million in 2002 and $14.8 million in 2001. In the second quarter of 2002, due to the continuing decline in the valuation of technology start-up companies, we wrote down the remainder of our investment in ETF Group, incurring a non-cash charge of $5.0 million. In the fourth quarter of 2001, we wrote down half of our $10.0 million investment in ETF Group, because its portfolio of companies had been adversely affected by the downturn in the valuation of technology start-up companies. During the third quarter of 2001, we wrote down our investment in Silicon Valley Internet Capital (“SVIC”) due to the economy’s impact on the value of Internet infrastructure start-up companies, which resulted in a non-cash charge of $9.8 million. At the time of our initial investment in SVIC, Mr. Robert W. Shaw was a member of our Board of Directors and had an ownership interest in SVIC.

Cumulative effect of change in accounting principle.  As a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments on January 1, 2001, we recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of the consultants’ share of the gain, other costs and taxes.

Income taxes.  In 2002, the effective tax benefit rate was 22.2%, reflecting valuation allowances related to the recoverability of foreign tax credits, foreign net operating losses and other tax-related allowances. In 2001, the effective tax benefit was 33.7%. During 2002, we had a pre-tax loss of $51.7 million compared to a loss before taxes and the cumulative effect of the accounting change, of $71.5 million in 2001. The decline in the effective tax benefit rate in 2002 compared to 2001 is due primarily to the recording of valuation allowances related to the recoverability of foreign tax credits, foreign net operating losses and other tax-related allowances.

Liquidity and Capital Resources

General.  We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed line of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts, or transactions with related parties except as related to our investment in SVIC, which we wrote down, in its entirety, by December 31, 2001. See Note 9, Investments, in the Notes to Consolidated Financial Statements.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At December 31, 2003, we had $0.9 million of deferred compensation structured as forgivable loans. The terms of a deferred compensation arrangement structured as a forgivable loan and granted to an executive officer are included in the employee’s employment agreement as filed with the Securities and Exchange Commission.

Lines of credit.  During 2003 and 2002, we had a $50.0 million committed revolving credit facility. This facility was amended on April 29, 2003, November 27, 2002 and March 25, 2002, and would have expired on December 28, 2004. We paid a facility fee even if no portion of the line of credit was used. In addition, in February 2003, we entered into an uncommitted line of credit for $5.0 million. There were no financial covenants or fees related to this unsecured line of credit.

In December 2003, we terminated the $5.0 million uncommitted line of credit and replaced our $50.0 million committed revolving credit facility with a new $60.0 million committed revolving credit facility (the “Facility”). Under this Facility, we may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of our financial condition. The Facility has financial tests we must meet or exceed relating to:

•	fixed charge coverage (defined as consolidated EBITDAR minus consolidated capital expenditures to consolidated interest expense plus consolidated rental payments plus restricted payments.) (EBITDAR is defined as earnings before interest expense, taxes, depreciation, amortization and rental payments plus interest income);

•	leverage (defined as consolidated total indebtedness to consolidated EBITDA plus interest income);

•	current ratio (defined as current assets divided by current liabilities); and

•	net worth.

The Facility sets limits on our ability to make acquisitions without bank approval and to incur additional debt outside of the Facility. We must pay a facility fee whether or not the Facility is used during the year.

In March 2004 we amended the Facility (“Amendment No. 1”) to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 6, Income Taxes, in the Notes to Consolidated Financial Statements.

There were no borrowings outstanding under the lines of credit at December 31, 2003 or December 31, 2002, nor were there any borrowings during the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, after taking into effect Amendment No. 1, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash and cash equivalents.  Cash and cash equivalents at December 31, 2003 were $119.3 million, an increase of $9.1 million, compared to $110.2 million at December 31, 2002.

Cash from operating activities.  In 2003, cash provided by operating activities was $10.4 million, reflecting our net loss, adjusted for non-cash items, a $12.9 million reduction of net income taxes recoverable, which includes the refund of approximately $15.0 million of U.S. income taxes paid in prior years arising from the carryback of net operating losses, partially offset by payments related to our restructuring charges and payments of bonuses in March and December 2003. In 2004, we anticipate that we will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to our restructuring charges, and therefore do not anticipate paying U.S. income tax in 2004. We will however continue to record income tax expense and pay income taxes for certain of our foreign operations.

In 2002, cash provided by operating activities was $6.0 million, reflecting our net loss adjusted for non-cash items, a reduction of our trade receivables, and the $16.6 million reduction of net income taxes recoverable, which includes the refund of approximately $25.0 million of U.S. income taxes paid in prior years arising from the carryback of net operating losses to prior years and the recovery of estimated taxes paid in the first half of 2001, partially offset by the payments related to our restructuring charges and payment of bonuses in March 2002 and December 2002.

In 2001, cash used in operating activities was $20.5 million, reflecting our net loss adjusted for non-cash items, payments related to the restructuring charges, the payment of bonuses in March 2001 and December 2001, and payment of estimated income taxes during the first six months of 2001.

Cash used in investing activities.  Cash used in investing activities was $4.7 million in 2003, $3.9 million in 2002 and $22.8 million in 2001. The decline in the amount of cash used in investing activities in 2003 and 2002 compared to 2001 is due primarily to lower levels of capital expenditures and acquisitions of executive search firms.

During 2003 and 2002, we did not acquire any executive search firms. During 2001, we acquired three executive search firms for $7.8 million, which was paid in cash, restricted stock units, shares of our common stock and notes payable.

Capital expenditures were $5.8 million, $5.2 million and $24.1 million in 2003, 2002 and 2001, respectively. In 2003 and 2002, capital expenditures were primarily for computer equipment and software. In 2001, capital expenditures were primarily for office furniture and fixtures, leasehold improvements, and computer equipment and software. We anticipate that our capital expenditures for 2004 will be approximately $8.0 million to $10.0 million.

During 2003, 2002 and 2001, the amount of cash received from the sale of equity securities received as part of our warrant program, net of the consultants’ share of the gain and other costs, was $0.7 million, $1.5 million and $2.1 million, respectively.

Cash used in financing activities.  Cash used in financing activities was $2.0 million in 2003, $1.8 million in 2002 and $28.1 million in 2001. The cash used in financing activities is primarily for repurchases of our common stock and payments on debt related to acquisitions of executive search firms.

The repurchases of our common stock were made according to the March 6, 2001 Board of Directors’ authorization for management to repurchase up to an aggregate of 2 million shares of our common stock with an aggregate purchase price up to $100 million through March 5, 2003. From February 25, 2003 through March 5, 2003, we repurchased 288,000 shares of common stock for $3.2 million. During 2002, we repurchased 4,032 shares of common stock for $0.1 million. During 2001, we repurchased 1,445,500 shares of common stock for $27.7 million.

Contractual obligations.  The following table presents our known contractual obligations as of December 31, 2003 and the expected timing of cash payments related to these contractual obligations:

	Payments due for the years ended December 31,
Contractual obligations:	Total	2004	2005 and 2006	2007 and 2008	Thereafter
	(in millions)

Long-term debt (1)	$0.6	$0.6	$—	$—	$—
Office space and equipment lease obligations (2)	146.5	30.0	45.9	36.4	34.2
Accrued restructuring charges - severance (3)	6.4	5.5	0.6	0.3	—
Asset retirement obligations (4)	1.4	—	—	0.3	1.1
Executives’ separation agreements (5)	1.9	1.8	0.1	—	—

Total	$156.8	$37.9	$46.6	$37.0	$35.3

(1)	See Note 14, Long-Term Debt, in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 20, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 3, Restructuring Charges, in the Notes to Consolidated Financial Statements for additional information.

(4)	Represents the fair value of the obligation associated with a retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition. The obligation is recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(5)	Represents obligations for separation payments related to the resignations of our former Chief Executive Officer, the former President and Chief Operating Officer, and our Chief Financial Officer.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2003. The obligations related to these employee benefit plans are described in Note 16, Employee Benefit Plans, and Note 17, Pension Plan and Life Insurance Contract. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table.

Application of Critical Accounting Policies and Estimates

General.    Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

Revenue recognition.    Revenue before reimbursements for out-of-pocket expenses (“net revenue”) is recognized when earned and realizable and therefore when the following criteria have been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee to our client is fixed or determinable; and (d) collectibility is reasonably assured. Net revenue consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation of the position to be filled. If actual compensation of the placed candidate exceeds the estimated compensation, we are generally authorized to bill the client for one-third of the excess. Net revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the arrangements. Net revenue in excess of the retainer, resulting from actual compensation of the placed candidate exceeding estimated compensation, is recognized upon completion of the executive search when the amount of the additional fee is known. Our assumptions about the duration of the time and extent of efforts for search teams to complete our services in an executive search engagement require significant judgment as these variables have fluctuated in the past and are expected to continue to do so.

Accruals related to the consolidation and closing of offices recorded as part of our restructuring charges.    In October 2003, October 2002, October 2001 and June 2001, we announced cost reduction initiatives to better align costs with expected revenue levels. These initiatives included the consolidation and closing of offices where we had long-term leases. At the time of the office closings and consolidations, we accrued the estimated costs associated with these actions. For initiatives which were announced prior to January 1, 2003, the accruals were established in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” For cost reduction initiatives announced in the fourth quarter of 2003, the accruals were established in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Inherent in these accruals are estimates concerning vacancy periods, expected sublease income, and costs to terminate the leases. These accruals are periodically updated to reflect information concerning the commercial real estate markets in which the offices are located. During 2003, we recorded $22.2 million of restructuring charges to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. The accruals for excess real estate were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. We believe that the accounting estimate related to accruals for the consolidation and closing of offices is a critical accounting estimate because it is highly susceptible to changes in the commercial real estate markets and the local regional economic factors where this leased office space is located.

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

Judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. We reported net losses in 2003, 2002 and 2001, primarily as a result of recording restructuring charges in connection with aligning our cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the provisions of SFAS No. 109, we recorded, in the fourth quarter of 2003, a non-cash income tax expense of $57.9 million, providing a full valuation allowance against the net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. While we expect to be profitable in 2004 and beyond, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination. In 2004, we anticipate that we will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to our restructuring charges, and therefore do not anticipate recording any income tax expense or paying any U.S. income tax in 2004. We will however continue to record income tax expense and to pay income taxes for certain of our foreign operations.

We believe that the accounting estimate related to our income tax provision, deferred tax assets and liabilities and income taxes payable and recoverable is a critical accounting estimate because it is highly susceptible to our ability to generate taxable income in future years and to adequately provide for potential income tax-related liabilities.

Goodwill and other intangible assets.  We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 2, Segment Information, in the Notes to Consolidated Financial Statements. We determine the fair value of our reporting units using a discounted cash flow methodology with the assistance of an independent valuation firm. Under this approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

The discounted cash flow approach, which we use to estimate the fair value of our reporting units, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared assets and liabilities, and other variables to calculate the carrying values for each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

We believe that the accounting estimate related to goodwill and other intangible asset impairment is a critical accounting estimate because the assumptions used are highly susceptible to changes in the operating results and cash flows of our reportable segments.

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

Recently Issued Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply Interpretation No. 46 (revised December 2003) to variable interests in variable interest entities created after December 31, 2003. We currently do not have any controlling financial interests that are within the scope of this Interpretation.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The disclosure requirements of SFAS 132 were revised to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by the revised Statement are effective for interim periods beginning after December 15, 2003. The additional disclosure of information about foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004. The adoption of the revisions of SFAS No. 132 will impact the disclosures related to our foreign pension plan, and is not expected to have a material impact on the Company’s financial condition or results of operations.

Quarterly Comparisons

The following table sets forth certain financial information for each quarter of 2003 and 2002. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2003					2002
	March 31	June 30	Sept. 30		Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$77,311	$81,674	$76,941		$82,008	$91,723	$93,476	$87,356	$78,157
Operating income (loss) before restructuring charges	599	(1,641)	4,712		3,477	(4,987)	956	3,554	1,946
Restructuring charges	5,500 (1)	—	1,413	(2)	22,530 (3)	23,169 (5)	—	—	25,363 (6)
Operating income (loss)	(4,901)	(1,641)	3,299		(19,053)	(28,156)	956	3,554	(23,417)
Income (loss) before income taxes	(5,041)	(1,520)	3,976		(19,239)	(27,285)	(5,227)	2,585	(21,726)
Provision for (benefit from) income taxes	1,696	1,089	2,924		53,135 (4)	(9,550)	(1,830)	1,661	(1,772)
Net income (loss)	(6,737)	(2,609)	1,052		(72,374)	(17,735)	(3,397)	924	(19,954)
Basic earnings (loss) per common share	(0.37)	(0.14)	0.06		(3.95)	(0.98)	(0.19)	0.05	(1.10)
Diluted earnings (loss) per common share	(0.37)	(0.14)	0.05		(3.95)	(0.98)	(0.19)	0.05	(1.10)

(1)	During the first quarter of 2003, we recorded $5.5 million of restructuring charges to increase accruals for leased properties that had been identified as excess in previously announced cost reduction initiatives.

(2)	During the third quarter of 2003, we recorded $1.4 million of restructuring charges to increase accruals for leased properties that had been identified as excess in previously announced cost reduction initiatives.

(3)	During the fourth quarter of 2003, we recorded $22.5 million of restructuring charges for severance related to reductions in our workforce, to increase accruals for leased properties that had been identified as excess in previously announced cost reduction initiatives, and to write-off goodwill and other intangible assets primarily related to a wholly-owned subsidiary in Finland which is expected to be converted to a licensee.

(4)	During the fourth quarter of 2003, we recorded a full valuation allowance against our net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. The increase in the valuation allowance, which resulted in a non-cash charge to income tax expense in the amount of $57.9 million, was based on the provisions of SFAS No. 109, “Accounting for Income Taxes.”

(5)	During the first quarter of 2002, we recorded $23.2 million of restructuring charges related to the cost reduction initiatives announced in October 2001.

(6)	During the fourth quarter of 2002, we announced reductions in our workforce and the consolidation and closing of offices, and as a result recorded a restructuring charge of $25.4 million in the fourth quarter of 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative instruments.    We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. The warrants are recorded at fair value. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations are affected by the fluctuations in the fair value of these derivative instruments. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. In 2003, 2002 and 2001, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $0.7 million, $1.6 million, $1.0 million, respectively, related to the equity and warrant portfolio. With improvements in economic conditions, it is possible, although not certain, that we could realize gains which are significant to our reported earnings in the future.

Currency market risk.    With our operations primarily in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. A 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our 2003 net loss by approximately $0.3 million. For financial information by geographic segment, see Note 2, Segment Information, in the Notes to Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the 2003 and 2002 consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule of Heidrick & Struggles International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ reports, dated February 6, 2002, on the 2001 consolidated financial statements and financial statement schedule were unqualified, before the disclosures added and adjustments described in Notes 1, 2, and 11 to the consolidated financial statements, and included an explanatory paragraph that described the change in the Company’s method of accounting for certain derivative financial instruments.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described above, the 2001 consolidated financial statements of Heidrick & Struggles International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 11, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 11 are appropriate. As described in Note 1, the Company adopted the provisions of Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-pocket’ Expenses Incurred,” in 2002, and the amounts in the 2001 consolidated statement of operations have been reclassified to conform to the current presentation. As described in Note 2, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the current composition of reportable segments. We audited the adjustments that were applied to reclassify the presentation of expense reimbursements and to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Heidrick & Struggles International, Inc. and subsidiaries other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/S/    KPMG LLP

Chicago, Illinois

February 18, 2004

Note: This Report of Independent Public Accountants is a copy of a previously issued Report of Arthur Andersen LLP, Independent Public Accountants, and has not been reissued by Arthur Andersen LLP. This Report was filed as part of the Form 10-K of Heidrick & Struggles International, Inc. for the year ended December 31, 2001. The registrant has been unable to obtain a reissued Report of Arthur Andersen LLP or a currently dated consent to the incorporation of this previously issued Report of Arthur Andersen LLP into the registrant’s current registration statements. While the extent of any resulting limitations on recovery by investors is unclear, the lack of a currently dated consent could limit the time within which any such actions by investors against Arthur Andersen LLP for violations of securities laws must be brought.

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

/s/ ARTHUR ANDERSEN LLP

Chicago, Illinois,

February 6, 2002

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$119,289	$110,220
Accounts receivable, less allowance for doubtful accounts of $4,785 and $7,463 at December 31, 2003 and 2002, respectively	46,847	41,774
Other receivables	3,191	3,552
Prepaid expenses	9,022	11,881
Income taxes recoverable, net	—	10,896
Deferred income taxes, net	—	24,924

Total current assets	178,349	203,247

Property and equipment:
Leasehold improvements	27,416	27,385
Office furniture, fixtures and equipment	26,879	27,906
Computer equipment and software	49,959	46,414

	104,254	101,705
Accumulated depreciation and amortization	(70,788)	(63,475)

Property and equipment, net	33,466	38,230

Other non-current assets:
Assets designated for retirement and pension plans	28,751	21,196
Investments	2,842	3,007
Other non-current assets	4,226	9,478
Goodwill	48,627	50,271
Other intangible assets, net	7,771	10,230
Deferred income taxes, net	—	32,176

Total other non-current assets	92,217	126,358

Total assets	$304,032	$367,835

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2003	2002
Current liabilities:
Current maturities of long-term debt	$568	$1,161
Accounts payable	7,196	8,887
Accrued expenses—
Salaries and employee benefits	61,275	67,514
Other	22,056	20,704
Current portion of accrued restructuring charges	18,090	20,705
Income taxes payable, net	4,349	—

Total current liabilities	113,534	118,971

Non-current liabilities:
Long-term debt, less current maturities	26	294
Retirement and pension plans	32,232	25,234
Non-current portion of accrued restructuring charges	27,698	18,531
Other non-current liabilities	4,729	5,094

Total non-current liabilities	64,685	49,153

Total liabilities	178,219	168,124

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2003 and 2002	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,339,567 and 18,152,346 shares were outstanding at December 31, 2003 and 2002, respectively	196	196
Treasury stock at cost, 1,246,210 and 1,433,431 shares at December 31, 2003 and 2002, respectively	(21,898)	(27,421)
Additional paid in capital	250,093	260,445
Accumulated deficit	(106,895)	(26,227)
Cumulative foreign currency translation adjustment	6,712	(1,241)
Unrealized gain on available-for-sale investments, net of tax	—	57
Deferred stock-based compensation	(2,395)	(6,098)

Total stockholders’ equity	125,813	199,711

Total liabilities and stockholders’ equity	$304,032	$367,835

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Revenue before reimbursements (net revenue)	$317,934	$350,712	$455,534
Reimbursements	22,683	26,133	32,065

Total revenue	340,617	376,845	487,599

Operating expenses:
Salaries and employee benefits	223,537	242,330	302,792
General and administrative expenses	87,250	106,913	157,404
Reimbursed expenses	22,683	26,133	32,065
Restructuring charges	29,443	48,532	53,230

Total operating expenses	362,913	423,908	545,491

Operating loss	(22,296)	(47,063)	(57,892)

Non-operating income (expense):
Interest income	1,687	2,018	5,523
Interest expense	(166)	(210)	(166)
Net realized and unrealized gains (losses) on equity and warrant portfolio	673	(1,325)	(3,703)
Write-down of long-term investments	—	(5,000)	(14,760)
Other, net	(1,722)	(73)	(517)

Net non-operating income (expense)	472	(4,590)	(13,623)

Loss before income taxes and cumulative effect of accounting change	(21,824)	(51,653)	(71,515)
Provision for (benefit from) income taxes	58,844	(11,491)	(24,094)

Loss before cumulative effect of accounting change	(80,668)	(40,162)	(47,421)
Cumulative effect of accounting change, net of tax	—	—	4,494

Net loss	$(80,668)	$(40,162)	$(42,927)

Basic and diluted loss per common share:
Loss before cumulative effect of accounting change	$(4.43)	$(2.22)	$(2.52)
Cumulative effect of accounting change	—	—	0.24

Total basic and diluted loss per common share	$(4.43)	$(2.22)	$(2.28)

Weighted average common shares outstanding:
Basic and diluted	18,217	18,107	18,839

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

			Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Deferred Stock- Based Compen- sation	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2000	19,373	$194	$—	$234,619	$56,862	$1,858	$(5,856)	$287,677
Net loss before cumulative effect of accounting change		—	—	—	(47,421)	—	—	(47,421)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax (pretax $258)		—	—	—	—	(147)	—	(147)
Foreign currency translation adjustment		—	—	—	—	(4,002)	—	(4,002)
Cumulative effect of accounting change, net of tax (pretax $7,882)		—	—	—	4,494	(3,581)	—	913

Total comprehensive income (loss)		—	—	—	(42,927)	(7,730)	—	(50,657)

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	22,295	—	—	(8,127)	14,168
Amortization of deferred compensation		—	—	—	—	—	4,024	4,024
Forfeitures of restricted stock units		—	—	(885)	—	—	52	(833)
Issuance of stock for acquisitions	20	—	—	430	—	—	—	430
Exercise of stock options	49	1	—	675	—	—	—	676
Net (purchases) re-issuances of treasury stock	(1,435)	—	(27,459)	68	—	—	—	(27,391)
Vesting of restricted stock units	34	—	—	(269)	—	—	—	(269)
Accrued compensation		—	—	1,766	—	—	—	1,766

Balance at December 31, 2001	18,041	195	(27,459)	258,699	13,935	(5,872)	(9,907)	229,591
Net loss		—	—	—	(40,162)	—	—	(40,162)
Other comprehensive income (loss):			—	—			—
Unrealized gain on available-for-sale investments, net of tax (pretax $83)		—	—	—	—	48	—	48
Foreign currency translation adjustment		—	—	—	—	4,640	—	4,640

Total comprehensive income (loss)		—	—	—	(40,162)	4,688	—	(35,474)

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	2,055	—	—	(2,055)	—
Amortization of deferred compensation		—	—	—	—	—	5,096	5,096
Forfeitures of restricted stock units		—	—	(2,900)	—	—	768	(2,132)
Issuance of common stock	47	—	—	332	—	—	—	332
Exercise of stock options	63	1	—	889	—	—	—	890
Net (purchases) re-issuances of treasury stock	1	—	38	63	—	—	—	101
Accrued compensation under performance share program		—	—	1,307	—	—	—	1,307

Balance at December 31, 2002	18,152	196	(27,421)	260,445	(26,227)	(1,184)	(6,098)	199,711
Net loss		—	—	—	(80,668)	—	—	(80,668)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax (pretax $97)		—	—	—	—	(57)	—	(57)
Foreign currency translation adjustment		—	—	—	—	7,953	—	7,953

Total comprehensive income (loss)		—	—	—	(80,668)	7,896	—	(72,772)

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	3,203	—	—	(3,203)	—
Amortization of deferred compensation		—	—	—	—	—	5,167	5,167
Forfeitures of restricted stock units		—	—	(3,625)	—	—	1,739	(1,886)
Exercise of stock options	102	—	1,806	(145)	—	—	—	1,661
Purchases of treasury stock	(288)	—	(3,175)	—	—	—	—	(3,175)
Re-issuances of treasury stock	21	—	399	(91)	—	—	—	308
Vesting of restricted stock units, net of tax withholdings	353	—	6,493	(8,387)	—	—	—	(1,894)
Decrease in accrued compensation under performance share program		—	—	(1,307)	—	—	—	(1,307)

Balance at December 31, 2003	18,340	$196	$(21,898)	$250,093	$(106,895)	$6,712	$(2,395)	$125,813

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(80,668)	$(40,162)	$(42,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,073	15,262	22,156
Loss on sale of property and equipment	27	339	901
Gain on sale of equity securities	(688)	(1,630)	(978)
Write-down of long-term investments	—	5,000	14,760
Deferred income taxes	59,333	(12,030)	(12,388)
Net unrealized loss on derivative instruments	15	2,955	4,681
Cumulative effect of accounting change, net of tax	—	—	(4,494)
Stock-based compensation expense, net	1,974	4,271	3,251
Restructuring charges	29,443	48,532	53,230
Cash paid for restructuring charges	(19,230)	(25,396)	(20,792)
Changes in assets and liabilities:
Trade and other receivables	(978)	17,223	50,329
Accounts payable	(2,299)	(5,172)	3,337
Accrued expenses	(13,335)	(30,342)	(42,327)
Income taxes recoverable, net	12,856	16,583	(39,390)
Retirement and pension plan liabilities	2,231	2,887	(611)
Other assets and liabilities, net	7,650	7,710	(9,231)

Net cash provided by (used in) operating activities	10,404	6,030	(20,493)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(2,400)
Capital expenditures	(5,806)	(5,201)	(24,059)
Proceeds from sales of equity securities, net	688	1,457	2,147
Other, net	399	(204)	1,558

Net cash used in investing activities	(4,719)	(3,948)	(22,754)

Cash flows from financing activities:
Proceeds from stock options exercised	1,661	890	676
Purchases of treasury stock	(3,175)	(81)	(27,721)
Payments on debt	(476)	(2,583)	(1,015)

Net cash used in financing activities	(1,990)	(1,774)	(28,060)

Effect of foreign currency exchange rates on cash and cash equivalents	5,374	1,180	(4,797)

Net increase (decrease) in cash and cash equivalents	9,069	1,488	(76,104)
Cash and cash equivalents:
Beginning of year	110,220	108,732	184,836

End of year	$119,289	$110,220	$108,732

Supplemental disclosures of cash flow information
Cash paid (refunded) for—
Interest	$96	$37	$172
Income taxes, net	(12,136)	(15,335)	26,962
Supplemental schedule of noncash financing and investing activities
Unrealized gain (loss) on available-for-sale investments	$(97)	$83	$(258)
Debt from the acquisition of net assets	—	—	3,580
Issuance of stock for merger and acquisitions	—	—	430

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

Principles of Consolidation

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make certain estimates and assumptions required under accounting principles generally accepted in the United States of America, which may differ from the actual results. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, and accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges.

Revenue Recognition

Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. For each assignment, the Company and its client enter into a contract that outlines the general terms and conditions of the assignment. Typically, the Company is paid a retainer for its executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, the Company often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract.

Net revenue is recognized when earned and realizable and therefore when the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) services have been rendered, (c) the fee to our client is fixed or determinable, and (d) collectibility is reasonably assured. Net revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the arrangements. Net revenue in excess of the retainer, resulting from actual compensation of the placed candidate exceeding the estimated compensation, is recognized upon completion of the executive search when the amount of the additional fee is known.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF Issue No. 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue. The Company adopted EITF Issue No. 01-14 in 2002.

In May 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus mandates how to identify whether goods or services or both that are to be delivered

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separately in a bundled sales arrangement should be accounted for separately because, in the EITF’s language, they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The Company adopted EITF Issue No. 00-21 in 2003 and reviews the terms and conditions of assignments to ensure compliance with the revenue recognition criteria in this accounting guidance.

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

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At December 31, 2003, $0.9 million of deferred compensation was structured as forgivable loans. The terms of a deferred compensation arrangement structured as a forgivable loan and granted to an executive officer are included in the employee’s employment agreement as filed with the Securities and Exchange Commission.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net earnings and basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

	2003	2002	2001
Net loss:
As reported	$(80,668)	$(40,162)	$(42,927)
Add: Stock-based compensation expense already included in net income, net of tax in 2002 and 2001	1,974	2,520	1,918
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program, net of tax in 2002 and 2001	(8,417)	(11,880)	(11,166)

Pro forma	$(87,111)	$(49,522)	$(52,175)

Basic and diluted loss per share:
As reported	$(4.43)	$(2.22)	$(2.28)
Pro forma	(4.78)	(2.73)	(2.77)

The weighted average fair value of options at their grant date during 2003, 2002 and 2001, were $5.42, $8.75, and $20.50, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2003	2002	2001
Risk-free interest rate	2.6%	4.4%	4.9%
Expected years until exercise	4.5	4.5	6.2
Expected stock volatility	50.0%	52.0%	61.3%
Dividend yield	0%	0%	0%

Compensation expense resulting from grants of restricted stock units is measured on the date of grant and is amortized primarily on a straight-line basis over the vesting period.

See Note 15, Stock-Based Compensation, for additional information.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial condition or results of operations. Amounts related to asset retirement obligations, related primarily to the Company’s obligation at the end of the lease term to return office space to the landlord in its original condition, are included in the financial statements as leasehold improvements and non-current liabilities.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 6, Income Taxes, for additional information.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2003, the Company had no significant concentrations of credit risk.

The allowance for doubtful accounts is developed based upon several factors including the age of our accounts receivable, historical write-off experience and specific account analysis. As such, these factors may change over time causing the allowance level to adjust accordingly.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset or, for leasehold improvements, the shorter of the lease term or the estimated useful life of the asset, as follows:

Office furniture and fixtures	5–10 years
Computer equipment and software	3–8 years

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” system development costs for internal-use software are capitalized. Once the software is placed in service, it is depreciated using the straight-line method over a three- to eight-year period.

Depreciation is calculated for tax purposes using accelerated methods, where applicable.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company’s investments include warrants and equity securities in client companies that are received, in addition to the cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments, which the Company adopted on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of these derivative instruments, during 2001 and prospectively, are recorded in the Consolidated Statement of Operations. Other warrants received and which do not meet the definition of a derivative under SFAS No. 133 are regularly reviewed for declines in fair value. Upon a value event such as an initial public offering or an acquisition, any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rule, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Rather, these assets are subject to, at a minimum, an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets are amortized over their estimated useful lives and have been segregated as a separate line item on the Consolidated Balance Sheets.

See Note 11, Goodwill and Other Intangible Assets, for additional information.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

In accordance with SFAS No. 144, long-lived assets, such as property, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

Restructuring Charges

For restructuring activities announced prior to January 1, 2003, the accruals for restructuring charges were established in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and SAB No. 100, “Restructuring and Impairment Charges.”

For restructuring activities initiated subsequent to December 31, 2002, the accruals for restructuring charges were established in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which the Company adopted on January 1, 2003.

In the Consolidated Statements of Operations, the restructuring charges have been segregated on a separate line titled, “Restructuring charges.” For segment reporting, the restructuring charges have been segregated and therefore do not impact the comparisons among years.

See Note 3, Restructuring Charges, for additional information.

Guarantor Accounting

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after December 31, 2002. The Company adopted Interpretation No. 45 on January 1, 2003. The adoption of Interpretation No. 45 did not have a material impact on the Company’s financial condition or results of operations.

See Note 19, Guarantees, for additional information.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 classifications.

2. Segment Information

The Company operates its executive search and complementary leadership services in four geographic regions: North America which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region; Europe; and Asia Pacific.

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” reimbursements of out-of-pocket expenses are classified as revenue. For segment purposes, reimbursements are reported separately and therefore are not included in the net revenue by geographic region. The presentation required by EITF Issue No. 01-14 has no impact on the operating income (loss) of the geographic regions. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflects the Company’s core operations.

As of January 1, 2002 the Company completed the integration of LeadersOnline, the Company’s mid-level management recruiting service, into the Executive Search business. As a result, the Company no longer reports LeadersOnline as a separate segment. As LeadersOnline was North America based, the net revenue and operating income (loss) have been included as part of the North America region. Prior period segment disclosures were revised to reflect this change.

In conjunction with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, all goodwill and intangible assets have been assigned to the appropriate reporting unit.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Revenue:
North America	$172,043	$194,241	$258,142
Latin America	11,242	11,020	14,534
Europe	113,034	124,391	155,684
Asia Pacific	21,615	21,060	27,174

Revenue before reimbursements (net revenue)	317,934	350,712	455,534
Reimbursements	22,683	26,133	32,065

Total revenue	$340,617	$376,845	$487,599

Operating income (loss):
North America	$35,994	$33,711	$24,017
Latin America	863	(2,775)	(1,986)
Europe	(3,818)	(3,209)	4,884
Asia Pacific	2,258	1,497	1,916

Total regions	35,297	29,224	28,831
Corporate	(28,150)	(27,755)	(33,493)

Operating income (loss) before restructuring charges	7,147	1,469	(4,662)
Restructuring charges	(29,443)	(48,532)	(53,230)

Consolidated operating loss	$(22,296)	$(47,063)	$(57,892)

Depreciation and amortization:
North America	$5,631	$5,760	$6,616
Latin America	393	431	400
Europe	5,886	7,098	5,935
Asia Pacific	846	787	743

Total regions	12,756	14,076	13,694
Corporate	1,317	1,186	8,462

Total	$14,073	$15,262	$22,156

Capital expenditures:
North America	$2,235	$536	$6,274
Latin America	71	104	685
Europe	1,174	1,790	12,765
Asia Pacific	814	210	377

Total regions	4,294	2,640	20,101
Corporate	1,512	2,561	3,958

Total	$5,806	$5,201	$24,059

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable assets, and goodwill and other intangible assets, by segment, at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Identifiable assets:
North America	$64,403	$71,670
Latin America	5,139	4,367
Europe	138,057	142,467
Asia Pacific	21,165	21,964

Total regions	228,764	240,468
Corporate	75,268	127,367

Total	$304,032	$367,835

Goodwill and other intangible assets, net:
North America	$22,099	$22,810
Latin America	—	—
Europe	32,735	36,188
Asia Pacific	1,564	1,503

Total regions	56,398	60,501
Corporate	—	—

Total	$56,398	$60,501

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Restructuring Charges

In June 2001, October 2001, October 2002 and October 2003, the Company announced cost reduction initiatives to better align costs with expected net revenue levels. During 2001, 2002 and 2003 the Company recorded restructuring charges of $53.2 million, $48.5 million and $29.4 million, respectively.

The following table summarizes the workforce reductions as well as the restructuring charges related to all announced initiatives:

	Employee Reductions			Restructuring Charges
Restructuring Charges by Announcement Date:	Consultants	All Other	Total	Employee- related	Office Closings	Other Cash Charges	Total
June 2001 Announcement:
Q2 2001	63	222	285	$7,717	$—	$446	$8,163
Q3 2001	6	9	15	980	1,020	272	2,272

Total	69	231	300	$8,697	$1,020	$718	$10,435

October 2001 Announcement:
Q4 2001	67	253	320	$15,043	$27,047	$705	$42,795
Q1 2002	51	115	166	10,373	12,796	—	23,169

Total	118	368	486	$25,416	$39,843	$705	$65,964

October 2002 Announcement:
Q4 2002	61	175	236	$12,187	$13,176	$—	$25,363

2003 Announcements:
Q1 2003	—	—	—	$—	$5,500	$—	$5,500
Q3 2003	—	—	—	—	1,413	—	1,413
Q4 2003	7	25	32	3,946	18,584	—	22,530

Total	7	25	32	$3,946	$25,497	$—	$29,443

Restructuring Charges by Year:
Total 2001	136	484	620	$23,740	$28,067	$1,423	$53,230
Total 2002	112	290	402	$22,560	$25,972	$—	$48,532
Total 2003	7	25	32	$3,946	$25,497	$—	$29,443

Note:	Consultants include both executive and management search consultants.

Totals and subtotals may not equal the sum of individual line items due to rounding.

In June 2001, the Company announced a reduction of its workforce and as a result recorded restructuring charges of $8.2 million and $2.3 million during the second and third quarters of 2001, respectively, for severance and other related costs. As of September 30, 2001, the Company notified 300 employees that they would be part of the reduction in workforce, most of whom were in the core Executive Search business, including 69 executive and management search consultants. The remaining employees were support staff in Executive Search, LeadersOnline and in the corporate departments. Nearly two-thirds of the reduction was in North America, 24% in Europe, and the rest in Latin America and Asia Pacific. The reduction impacted all practices. By segment, the restructuring charges recorded during the second and third quarters of 2001 are as follows: North America $2.3 million; Latin America $1.0 million; Europe $5.5 million; Asia Pacific $0.4 million; and Corporate $1.3 million. The majority of the charge represented cash charges.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the Company announced additional reductions in its workforce, the consolidation and closing of offices, and the settlement of a former Chief Executive Officer’s contract upon his retirement. These initiatives, which were completed during the 2002 first quarter, affected 486 employees, including 118 executive and management search consultants. The remaining employees were search and corporate support staff. Approximately 55% of the reduction was in North America, 35% was in Europe, and the rest in Latin America and Asia Pacific. As a result of these actions, the Company recorded $42.8 million of restructuring charges in the fourth quarter of 2001. These charges include severance and other employee-related costs of $15.0 million, of which $7.8 million relates to the settlement of a former Chief Executive Officer’s contract upon his retirement, and costs relating to the consolidation and closing of offices of $27.1 million, of which $1.6 million is goodwill impairment related to the exit from South Africa and the Baltic region. The remainder of the charges, $0.7 million, is primarily for other cash expenses recorded as a result of the announced initiatives. By segment, the restructuring charges recorded in the fourth quarter of 2001 are as follows: North America $19.5 million; Europe $14.2 million; Asia Pacific $0.4 million; and Corporate $8.7 million. Of the $42.8 million of restructuring charges recorded in the fourth quarter of 2001, approximately $39.4 million represents cash charges. In addition, the Company recorded restructuring charges of $23.2 million in the first quarter of 2002 related to these announced initiatives. The restructuring charges recorded in the first quarter of 2002 include severance and other employee-related costs of $10.4 million and $12.8 million related to the consolidation and closing of offices. By segment, the restructuring charges recorded in the first quarter of 2002 are as follows: North America $13.3 million; Latin America $0.1 million; Europe $7.0 million; Asia Pacific $0.3 million; and Corporate $2.5 million. Of the $23.2 million of restructuring charges recorded in the first quarter of 2002, approximately $15.2 million represents cash charges.

In October 2002, the Company announced further reductions in its workforce and the consolidation and closing of offices, and as a result recorded restructuring charges of $25.4 million in the fourth quarter of 2002. These actions affected 236 employees, including 61 executive and management search consultants. The remaining employees were search and corporate support staff. Approximately 20% of the reduction was in North America, 66% in Europe and the rest in Latin America, Asia Pacific and Corporate. These charges include severance and other employee-related costs of $12.2 million, $10.6 million relating to the consolidation and closing of offices and $2.6 million of goodwill and intangible asset write-offs. By segment, the restructuring charges recorded in the 2002 fourth quarter are as follows: North America $6.4 million; Latin America $0.5 million; Europe $17.7 million; Asia Pacific $0.4 million; and Corporate $0.4 million. Of the $25.4 million of restructuring charges recorded in the 2002 fourth quarter, approximately $20.9 million represents cash charges.

In 2003, the Company recorded restructuring charges of $29.4 million. The charges include severance and other employee-related costs of $3.9 million related to reductions in workforce, primarily in Europe, expense of $22.2 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges and $3.3 million of expense for goodwill and other intangible impairment, related primarily to a wholly-owned subsidiary in Finland which is expected to be converted to a licensee. The workforce reductions, which occurred during the fourth quarter of 2003, affected 32 people, primarily in Europe, and included 7 executive search consultants. The accruals for excess real estate were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. The restructuring charges by segment are as follows: North America $7.0 million; Europe $22.1 million; and Corporate $0.3 million. Of the $29.4 million of restructuring charges recorded in 2003, approximately $25.8 million represents cash charges.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below outlines the restructuring charges along with related cash payments, non-cash charges and amounts unpaid as of December 31, 2001, 2002 and 2003, respectively:

	Severance and Other Employee- Related Costs	Office Closings	Other Cash Charges	Total
Restructuring charges recorded in 2001	$23,740	$28,067	$1,423	$53,230
Cash payments	(18,759)	(877)	(1,156)	(20,792)
Non-cash charge	—	(3,908)	—	(3,908)

Restructuring charges unpaid as of December 31, 2001	4,981	23,282	267	28,530
Restructuring charges recorded in 2002	22,560	25,972	—	48,532
Cash payments	(12,635)	(12,494)	(267)	(25,396)
Non-cash charges	(2,903)	(9,527)	—	(12,430)

Restructuring charges unpaid as of December 31, 2002	12,003	27,233	—	39,236
Restructuring charges recorded in 2003	3,946	25,497	—	29,443
Cash payments	(9,506)	(9,724)	—	(19,230)
Non-cash charges	—	(3,661)	—	(3,661)

Restructuring charges unpaid as of December 31, 2003	$6,443	$39,345	$—	$45,788

The majority of the amounts remaining to be paid as of December 31, 2003 relate to real estate leases which require cash payments until sub-leasing, or at such time in which negotiations with the lessor to terminate the lease are completed. Based on current estimates, of the $45.8 million of restructuring charges unpaid as of December 31, 2003, approximately $18.1 million is expected to be paid in 2004 with the remainder payable in years subsequent to 2004.

4. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of the consultants’ share of the gains (losses) and other costs, for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Realized gains on investments	$688	$1,630	$978
Unrealized losses on derivative instruments	(15)	(2,955)	(4,681)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$673	$(1,325)	$(3,703)

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments, net of tax, as components of comprehensive income. The components of comprehensive loss for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Net loss before cumulative effect of accounting change	$(80,668)	$(40,162)	$(47,421)
Change in foreign currency translation adjustment	7,953	4,640	(4,002)
Change in unrealized gain on available-for-sale investments, net of tax	(57)	48	(147)
Cumulative effect of accounting change, net of tax	—	—	913

Comprehensive loss	$(72,772)	$(35,474)	$(50,657)

6. Income Taxes

The sources of income (loss) before income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
United States	$(5,970)	$(27,323)	$(71,561)
Foreign	(15,854)	(24,330)	46

Subtotal	(21,824)	(51,653)	(71,515)
Cumulative effect of accounting change, pre-tax	—	—	7,882

Loss before income taxes	$(21,824)	$(51,653)	$(63,633)

The provision for (benefit from) income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Current—
Federal	$—	$(12,446)	$(14,041)
State and local	254	1,988	(2,752)
Foreign	2,413	12,375	6,919
Deferred	56,177	(13,408)	(14,220)

Provision for (benefit from) income taxes, before income tax effect of cumulative accounting change	58,844	(11,491)	(24,094)
Tax effect of cumulative effect of accounting change	—	—	3,388

Total provision for (benefit from) income taxes	$58,844	$(11,491)	$(20,706)

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for (benefit from) income taxes for the years ended December 31, 2003, 2002 and 2001 to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	2003	2002	2001
Income tax benefit at the statutory U.S. federal rate	$(7,638)	$(18,078)	$(22,271)
State income tax benefit, net of federal tax benefit	(224)	(1,588)	(3,690)
Nondeductible expenses	614	4,679	1,581
Effect of foreign tax credits	—	(15,127)	(1,823)
Foreign tax differential and branch taxes	2,292	4,120	1,390
Increase in valuation allowance	57,889	14,700	4,346
Vesting of restricted stock units	4,273	—	—
Other, net	1,638	(197)	(239)

Total provision for (benefit from) income taxes	$58,844	$(11,491)	$(20,706)

The deferred tax amounts have been classified in the Consolidated Balance Sheets as of December 31, 2003 and 2002 as follows:

	2003	2002
Current deferred tax assets	$16,638	$25,130
Current deferred tax liabilities	(117)	(206)
Valuation allowance	(16,521)	—

Current deferred tax asset, net	—	24,924

Non-current deferred tax assets	77,705	64,534
Non-current deferred tax liabilities	(7,616)	(8,715)
Valuation allowance	(70,089)	(23,643)

Non-current deferred tax asset, net	—	32,176

Net deferred tax assets	$—	$57,100

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2003 and 2002 are attributable to the following components:

	2003	2002
Deferred tax assets attributable to:
Receivable allowances	$1,648	$3,012
Accrued vacations	1,254	1,648
Accrued bonuses	9,081	15,947
Liability for nonqualified retirement plans	6,239	5,813
Other accrued expenses	6,492	7,889
Leasehold improvements and equipment	2,438	3,860
Foreign net operating loss carryforwards	15,706	10,943
Write-down of investments	6,855	6,879
Goodwill	3,410	1,929
Accrued restructuring charges	17,331	14,629
Federal and state tax benefit on net operating loss carryforwards	10,874	4,100
U.S. foreign tax credit carryforwards	13,015	13,015

Deferred tax assets, before valuation allowance	94,343	89,664

Deferred tax liabilities attributable to:
System development costs	(2,941)	(3,564)
Unrealized gain on equity and warrant portfolio	(1,280)	(1,338)
Other	(3,512)	(4,019)

Deferred tax liabilities	(7,733)	(8,921)

Valuation allowance	(86,610)	(23,643)

Net deferred tax assets	$—	$57,100

Judgment is required in developing the Company’s income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. The Company generated net losses in 2003, 2002 and 2001, primarily as a result of recording restructuring charges in connection with aligning its cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the provisions of SFAS No. 109, the Company recorded a full valuation allowance to reduce its net tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity, recording a non-cash income tax expense of $57.9 million in the fourth quarter of 2003. In addition, the valuation allowance was increased by $5.1 million related to foreign net operating losses.

At December 31, 2003, the Company has $25.0 million of loss carryforwards related to the Company’s U.S. tax filings. These losses will expire primarily in 2023. In addition, the Company has $50.0 million of loss carryforwards related to its foreign tax filings. Depending on the tax rules of the foreign tax jurisdictions, the

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses can be carried forward indefinitely or the carryforward periods are limited, ranging from 5 years to 15 years. The Company also has U.S. foreign tax credits of $13.0 million, which expire in 2004 through 2007.

While the Company expects to be profitable in 2004 and beyond, there is no assurance that there will be sufficient future taxable income to realize the benefit of the deferred tax assets, including the U.S. and foreign net operating losses. If after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

The 2003 income tax expense also includes an expense of $4.3 million, recorded in the first half of 2003, to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, required to be recorded upon the vesting of restricted stock units. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, the Company will realize a smaller tax benefit than initially recorded. Accordingly, the Company adjusted the deferred tax asset to reflect the lower tax benefit.

As of December 31, 2003, the Company had undistributed earnings held in its foreign subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2003 and prior years because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings.

7. Cumulative Effect of Change in Accounting Principle

As a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments, on January 1, 2001, the Company recorded, as a cumulative effect of accounting change, a transition adjustment to income of $4.5 million, net of the consultants’ share of the gain, other costs and taxes.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings (loss) per share, and the shares used in the computation, for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Basic loss per common share:
Net loss available to common stockholders	$(80,668)	$(40,162)	$(42,927)
Weighted average common shares outstanding	18,217	18,107	18,839
Basic loss per common share	$(4.43)	$(2.22)	$(2.28)

Diluted loss per common share:
Net loss available to common stockholders	$(80,668)	$(40,162)	$(42,927)

Weighted average common shares outstanding	18,217	18,107	18,839
Dilutive common shares	—	—	—

Weighted average diluted common shares outstanding	18,217	18,107	18,839

Diluted loss per common share	$(4.43)	$(2.22)	$(2.28)

For the years ended December 31, 2003, 2002 and 2001, there were approximately 0.7 million, 0.9 million and 1.0 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would be anti-dilutive.

9. Investments

The Company had investments of $2.8 million and $3.0 million at December 31, 2003 and 2002, respectively. Investments primarily include the fair value of the Company’s warrants and equity securities in publicly traded and private companies.

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

10. Other Non-current Assets

Other non-current assets primarily include the assets related to the non-current portion of deferred compensation and the non-current portion of prepaid rent. At December 31, 2003 and 2002, the Company had $4.2 million and $9.5 million of non-current assets, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets, “ the Company’s annual goodwill impairment test was performed in the fourth quarter of 2003 and 2002. A transitional goodwill impairment test was performed as of January 1, 2002, upon adoption SFAS No. 142. For each of these tests, the fair value of each of the Company’s reporting units was determined using a discounted cash flow methodology with the assistance of an independent valuation firm. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

As a result of adopting SFAS No. 142, the Company ceased to record annual goodwill amortization of approximately $2.5 million in 2002. Operating results excluding goodwill amortization for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Reported net loss	$(80,668)	$(40,162)	$(42,927)
Add back: Goodwill amortization, net of tax	—	—	2,027

Adjusted net loss	$(80,668)	$(40,162)	$(40,900)

Basic and diluted loss per common share:
Reported net loss	$(4.43)	$(2.22)	$(2.28)
Add back: Goodwill amortization, net of tax	—	—	0.11

Adjusted net loss	$(4.43)	$(2.22)	$(2.17)

Changes in the carrying amount of goodwill for the year ended December 31, 2003 were as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2002	$18,362	$30,406	$1,503	$50,271
Earn-out payments	—	—	39	39
Impairment losses	—	(2,255)	—	(2,255)
Exchange rate fluctuations	—	550	22	572

Balance at December 31, 2003	$18,362	$28,701	$1,564	$48,627

As part of the cost reduction initiatives announced in October 2003, the Company wrote off $2.3 million of goodwill. The write-down related primarily to a wholly-owned subsidiary in Finland which is expected to be converted to a licensee. The operation had been acquired in 2000.

As part of the cost reduction initiatives announced in October 2002, the Company exited a management search operation in Europe that had been acquired by the Company in 2001. This management search operation had not been fully integrated with the other operations in the Europe reporting unit. As a result of exiting this operation, the Company wrote off $1.8 million of goodwill related to this operation.

As part of the cost reduction initiatives announced in October 2001, the Company wrote off approximately $1.6 million of goodwill related to the Company’s exit from South Africa and the Baltic region.

See Note 3, Restructuring Charges, for additional information.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

As part of the cost reduction initiatives announced in October 2003, the Company wrote off $1.1 million of intangible assets. The write-down related primarily to a wholly-owned subsidiary in Finland which is expected to be converted to a licensee. The operation had been acquired in 2000.

In connection with the restructuring charges recorded in 2002, the Company wrote off approximately $0.5 million of intangible assets primarily related to the Company’s exit from a management search operation in Europe that had been acquired by the Company in 2001.

See Note 3, Restructuring Charges, for additional information.

The carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, 2003 and 2002 are as follows:

	Weighted Average Life	2003			2002
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.7	$11,302	$(3,537)	$7,765	$13,046	$(3,290)	$9,756
Other intangible assets	5.0	1,625	(1,619)	6	2,211	(1,737)	474

Total		$12,927	$(5,156)	$7,771	$15,257	$(5,027)	$10,230

The aggregate intangible amortization expense for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Aggregate intangible amortization expense	$1,499	$2,028	$2,076

The estimated intangible amortization expense for each of the next five years is as follows:

Year ended December 31,
2004	$881
2005	874
2006	874
2007	874
2008	874

12. Business Combinations

During 2001, the Company completed acquisitions of three executive search firms. The total purchase price for the acquisitions in 2001 was $7.8 million. Of this amount, $3.6 million was paid in cash, and the remainder represented restricted stock units and the Company’s common stock valued at $0.6 million, and notes payable of $3.6 million. These acquisitions were accounted for under the purchase method and resulted in an allocation to goodwill and other intangible assets of $3.5 million.

These acquisitions did not have a material effect on the consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Other Accrued Liabilities

The components of other accrued liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred revenue	$10,148	$6,846
Accrued rent	2,542	2,928
Accrued sales and value-added taxes	2,986	2,511
Other	6,380	8,419

Total	$22,056	$20,704

14. Long-Term Debt

At December 31, 2003 and 2002, long-term debt consists of notes payable due as a result of acquisitions. The future principal payments on debt are as follows:

Year ended December 31,
2004	$568
2005	26

Total	$594

The fair value of debt based on current rates for similar debt is estimated to be $0.6 million at December 31, 2003.

15. Stock-Based Compensation

In 1998, the Company adopted the 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II (collectively, the “Plan”). The Plan serves as a means to attract, reward and retain selected key employees, outside directors and independent contractors. The Plan is administered by the Compensation Committee of the Board of Directors. Awards may be in the form of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, or other awards, such as restricted stock units, that are valued based upon the fair market value of shares. Awards may be paid in shares, cash or a combination thereof. No incentive option can be for a term of greater than ten years and the option price per share of common stock cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant.

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

The Plan further provides that the total number of shares with respect to which incentive stock options may be granted shall not exceed 2,000,000. No incentive stock options have been granted under the Plan as of December 31, 2003.

Under the Plan, the maximum number of shares of common stock for which awards may be granted during a calendar year to any participant is 400,000. The maximum amount of a cash award received by any participant under the Plan may not exceed $3,000,000 in any one fiscal year.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2000, the Company adopted the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the “RSU Plan”). The RSU Plan is designed to reward certain employees and independent contractors of the Company, who hold the internal title of Partner or Senior Partner, through the issuance of restricted stock units, which upon vesting, are immediately convertible into shares of the Company’s common stock at a ratio of 1:1.

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

In 2002, the Company adopted a management compensation program which consists of an annual Management Incentive Plan (“MIP”), a Management Stock Option Plan (“MSOP”) and a Performance Share Program (“PSP”). These plans provide for designated participants to receive annual and longer-term incentive compensation and were designed to replace the prior practice of issuing options and restricted stock units under the Plan and the RSU Plan. Terms of these plans may be modified and are subject to change.

The MIP is an annual bonus program designed to link participant performance with the attainment of pre-established Company, strategic business unit and individual performance goals. It provides for an annual bonus ranging from 0% to 150% of target incentive compensation. These bonuses are paid in cash for awards up to 100% of target incentive compensation. Any amounts awarded in excess of 100% of the target incentive compensation are paid in shares of the Company’s common stock. The employee must be employed by the Company on the date of payment to receive a bonus under the MIP.

The MSOP is designed to align the interests of executives and stockholders with the common goal of increasing stockholder value. It provides for annual grants of options. Generally, the options vest over a three-year period, are forfeited in the event the participant is not in the Company’s employ on the vesting date and have a five-year term.

The PSP provides long-term incentive compensation based on the Company’s cumulative performance and the price of the Company’s common stock measured at the end of a three-year award cycle. The awards are expressed as shares of the Company’s common stock and the participants will earn and be paid from zero to 150% of their performance shares based on the Company’s achievement against specific performance goals. The value of the PSP award at the payout date is determined by a combination of the Company’s performance against the specific performance goals and the price of the Company’s common stock on the payout date. Performance shares are paid in cash or shares of the Company’s common stock at the sole discretion of the Company. The cost of the performance shares is expensed over the three-year service period at an amount anticipated to be earned. During 2002, the compensation expense related to the 2002 PSP was $1.3 million. During 2003, the Company reversed this accrual as the Company determined that the targets established for the 2002 – 2004 PSP cycle would not be achieved due primarily to the restructuring charges which were recorded in 2003. In addition, no expense was recorded for the 2003 PSP as the Company determined that, due to the restructuring charges recorded in 2003, the targets established for the 2003 – 2005 PSP cycle would not be achieved. In December 2003, the Compensation Committee of the Company’s Board of Directors determined that no further PSP awards will be granted.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

Restricted stock unit activity for the three years ended December 31, 2003 is as follows:

Number of Restricted Stock Units
Outstanding on December 31, 2000	458,541
Granted	758,510
Vested and converted to common stock	(53,800)
Forfeited	(21,034)

Outstanding on December 31, 2001	1,142,217
Granted	152,074
Vested and converted to common stock	(75,978)
Forfeited	(89,503)

Outstanding on December 31, 2002	1,128,810
Granted	262,264
Vested and converted to common stock	(500,145)
Forfeited	(146,629)

Outstanding on December 31, 2003	744,300

Total deferred compensation amortization expense for restricted stock units for 2003, 2002 and 2001 was $5.2 million, $5.1 million, and $4.0 million, respectively. The weighted average fair value, at the time of grant, of restricted stock units granted during 2003, 2002 and 2001 was $12.21, $19.94 and $27.41, respectively.

Non-qualified Stock Options

Activity for non-qualified stock options for the three years ended December 31, 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2000	2,740,239	$28.85
Granted	950,677	33.98
Exercised	(48,644)	14.00
Forfeited	(184,803)	25.91

Outstanding on December 31, 2001	3,457,469	30.62
Granted	1,154,000	18.37
Exercised	(63,330)	14.00
Forfeited	(446,270)	31.06

Outstanding on December 31, 2002	4,101,869	27.44
Granted	920,000	12.01
Exercised	(102,846)	14.74
Forfeited	(1,419,615)	29.61

Outstanding on December 31, 2003	3,499,408	$22.85

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about non-qualified stock options at December 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.90-$17.73	1,632,190	4.6	$13.11	346,205	$14.11
$18.02-$21.12	703,335	3.4	$18.40	223,975	18.40
$35.13-$44.88	1,133,883	4.9	$38.73	679,919	39.51
$57.00-$57.00	30,000	1.7	$57.00	22,500	57.00

$11.90-$57.00	3,499,408	4.4	$22.85	1,272,599	$29.19

16. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees in the United States. The plan contains a 401(k) provision which provides for employee tax-deferred contributions. The Company matched employee contributions on a two-for-one basis up to a maximum contribution of $2,000 per participant for each of the years ended December 31, 2003, 2002 and 2001. The plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. The Company also has the option of making discretionary contributions. Plan expense for the years ended December 31, 2003, 2002 and 2001 was $0.8 million, $1.0 million and $1.2 million, respectively. Discretionary contributions were not made for the years ended December 31, 2003, 2002 and 2001.

The plan allows participants the option of having their account balances or portions thereof invested in the Company’s common stock. At December 31, 2003 and 2002, respectively, the plan held 661,230 and 953,720 shares of the Company’s common stock.

Nonqualified Retirement Plan

The Company has a nonqualified retirement plan for employees in the United States classified as senior associates and senior information specialists. This plan provides for discretionary employer contributions. There was no plan expense for the years ended December 31, 2003 and 2002. The plan expense for the year ended December 31, 2001 was $0.4 million. The liability for this retirement plan at December 31, 2003 and 2002, was $0.7 million and $0.9 million, respectively.

Deferred Compensation Plans

In 2002, the Company adopted a Deferred Compensation Plan in the United States (the “U.S. Plan”) and in the United Kingdom (the “U.K. Plan”). Participation in these plans is not mandatory.

For the U.S. Plan, certain U.S.-based employees are given the opportunity to defer up to 100% of their eligible cash compensation into several different investment vehicles, including a Company stock fund. Cash deferrals must be made for a minimum of one year. These deferrals are always vested and are not subject to a risk of forfeiture. The U.S. Plan also allows participants to continue to defer beyond the mandatory initial two-year deferral period any share-based deferrals earned under the MIP. The extension of the deferral must be for a minimum of one year. As of December 31, 2003 and 2002, the compensation deferred in the U.S. Plan was $1.2 million and $0.9 million, respectively. As of December 31, 2003, the U.S. Plan was not funded.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the U.K. Plan, certain U.K.-based employees are given the opportunity to waive the right to their annual discretionary bonus payment. The Company may then choose to make a contribution on the employee’s behalf into an Employee Benefit Trust (“EBT”). The trustee of the EBT has full discretion over the administration and the EBT’s choice of investments. The assets and liabilities of the EBT are included in the Consolidated Balance Sheets at December 31, 2003 and 2002. As of December 31, 2003, the compensation deferred in the U.K. Plan was $2.6 million of which $2.6 million was funded. As of December 31, 2002, the compensation deferred in the U.K. Plan was $1.3 million of which $0.4 million was funded.

17. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee.

The following table provides a reconciliation of the benefit obligation for the years ended December 31, 2003 and 2002:

	2003	2002
Change in benefit obligation:
Benefit obligation at January 1,	$22,700	$19,184
Service cost	668	618
Interest cost	1,278	1,104
Actuarial gain	(3,776)	(1,025)
Benefits paid	(820)	(531)
Translation difference	4,612	3,350

Benefit obligation at December 31,	24,662	22,700
Unrecognized net gain (loss)	3,136	(532)

Net amount recognized	$27,798	$22,168

Accrued benefit cost at December 31:
Unfunded status of the plan	$24,662	$22,700
Unrecognized net gain (loss)	3,136	(532)

Accrued benefit cost	$27,798	$22,168

Assumptions:
Discount rate	5.25%	6.0%
Rate of compensation increase	2.50%	4.0%

Components of net periodic benefit cost:
Service cost	$668	$618
Interest cost	1,278	1,104

Net periodic benefit cost	$1,946	$1,722

The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value at December 31, 2003 and 2002 was $26.2 million and $21.2 million, respectively. Because the reinsurance is not segregated from the Company’s assets for purposes of SFAS No. 87, “Employers’ Accounting for Pensions,” the reinsurance is not regarded as an asset with respect to the pension plan. This asset is included in the Consolidated Balance Sheets at December 31, 2003 and 2002, as a component of assets designated for retirement and pension plans.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Line of Credit

During 2003 and 2002, the Company had a $50.0 million committed revolving credit facility. This facility was amended on April 29, 2003, November 27, 2002 and March 25, 2002, and would have expired on December 28, 2004. The Company paid a facility fee even if no portion of the line of credit was used. In addition, in February 2003, the Company entered into an uncommitted line of credit for $5.0 million. There were no financial covenants or fees related to this unsecured line of credit.

In December 2003, the Company terminated the $5.0 million uncommitted line of credit and replaced the $50.0 million committed revolving credit facility with a new $60.0 million committed revolving credit facility (the “Facility”). Under this Facility, the Company may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by the Company’s compliance with certain tests of financial condition. The Facility has financial tests the Company must meet or exceed relating to:

•	fixed charge coverage (defined as consolidated EBITDAR minus consolidated capital expenditures to consolidated interest expense plus consolidated rental payments plus restricted payments.) (EBITDAR is defined as earnings before interest expense, taxes, depreciation, amortization and rental payments plus interest income);

•	leverage (defined as consolidated total indebtedness to consolidated EBITDA plus interest income);

•	current ratio (defined as current assets divided by current liabilities); and

•	net worth.

The Facility sets limits on the Company’s ability to make acquisitions without bank approval and to incur additional debt outside of the Facility. The Company must pay a facility fee whether or not the Facility is used during the year.

In March 2004, the Company amended the Facility (“Amendment No. 1”) to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 6, Income Taxes, for additional information.

There were no borrowings outstanding under the lines of credit existing at December 31, 2003 or December 31, 2002, nor were there any borrowings during the years ended December 31, 2003 and 2002, respectively, under the then existing lines of credit. At December 31, 2003, after taking into effect Amendment No. 1, the Company was in compliance with the financial covenants of the Facility, and no event of default existed.

19. Guarantees

The Company has issued guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default is approximately $1.4 million as of December 31, 2003. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Commitments and Contingencies

Operating Leases

The Company leases office space in various buildings for its own use. The terms of these office-related leases provide that the Company pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2016. The Company also leases certain computer equipment, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2003, 2002 and 2001, was $32.0 million, $35.5 million and $41.6 million, respectively.

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office leases	Equipment leases	Total
Year ending December 31,
2004	$28,929	$1,135	$30,064
2005	24,164	692	24,856
2006	20,858	218	21,076
2007	19,221	58	19,279
2008	17,079	33	17,112
Thereafter	33,933	166	34,099

Total	$144,184	$2,302	$146,486

The aggregate minimum future lease payments on office leases is $144.2 million. The Company has contractual sub-lease arrangements to receive aggregate sublease income of $11.3 million related to certain leases that expire at various dates through 2016. The sublease income relates to properties which were sublet as part of the office consolidations and closings announced in 2003, 2002 and 2001. See Note 3, Restructuring Charges, for additional information.

Litigation

The Company has contingent liabilities from various pending claims and litigation matters arising in the course of the Company’s business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Although the Company’s ultimate liability in these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial position, results of operations or liquidity.

In December 2002, Mt. Sinai Medical Center of Miami filed suit against the Company regarding a search for a chief executive officer that the Company performed in 1998. The suit is pending in the U.S. District Court for the Southern District of Florida. The Company believes the claims made by Mt. Sinai have no merit and are vigorously defending against the claims. Following a failure to achieve a compromise in mediation, the judge in this case ruled on the Company’s motion to dismiss the claims, and active discovery commenced. The judge dismissed all the claims made by Mt. Sinai other than a claim for a breach of the covenant of good faith and fair dealing. Most of the discovery in this matter was completed during the fourth quarter of 2003. During this period, Mt. Sinai clarified the damages it is seeking – (i) the fee paid for the chief executive officer search of $169,000, (ii) fees paid for other searches of approximately $500,000 and (iii) between $59 million and $75 million based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. The Company believes the claims made by Mt. Sinai are covered by our professional liability insurance policies with policy limits of $20 million. While there can be no assurance as to the outcome, the Company believes that the claims are without merit and, as such, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. The trial in the matter is expected to begin in July 2004.

21. Recently Issued Financial Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply this Interpretation to variable interests in variable interest entities created after December 31, 2003. The Company currently does not have any controlling financial interests that are within the scope of this Interpretation.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The disclosure requirements of SFAS 132 were revised to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by the revised Statement are effective for interim periods beginning after December 15, 2003. The additional disclosure of information about foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004. The adoption of the revisions of SFAS No. 132 will impact the disclosures related to our foreign pension plan and is not expected to have a material impact on the Company’s financial condition or results of operations.

Note: This Report of Independent Public Accountants is a copy of a previously issued Report of Arthur Andersen LLP, Independent Public Accountants and has not been reissued by Arthur Andersen LLP. This Report was filed as part of the Form 10-K of Heidrick & Struggles International, Inc. for the year ended December 31, 2001. The registrant has been unable to obtain a reissued Report of Arthur Andersen LLP or a currently dated consent to the incorporation of this previously issued Report of Arthur Andersen LLP into the registrant’s current registration statements. While the extent of any resulting limitations on recovery by investors is unclear, the lack of a currently dated consent could limit the time within which any such actions by investors against Arthur Andersen LLP for violations of securities laws must be brought.

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

February 6, 2002

SCHEDULE II

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:	Balance at Beginning of Year	Charged to Costs & Expenses	Deduction Including Currency Translation	Balance at End of Year
Year Ended December 31,
2003	$7,463	(989)	(1,689)	$4,785
2002	$13,749	1,871	(8,157)	$7,463
2001	$16,452	20,494	(23,197)	$13,749

See accompanying Reports of Independent Public Accountants.

PART II (continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to April 17, 2002, Arthur Andersen LLP (“Andersen”) served as our independent auditors. On March 14, 2002, Andersen was indicted on a charge of federal obstruction of justice arising from the government’s investigation of Enron Corporation. On June 15, 2002, Andersen was convicted of that charge and the firm ceased practicing before the SEC on August 31, 2002. On April 17, 2002, based upon the recommendation of our audit committee, we retained KPMG LLP (“KPMG”) as our independent auditors for our fiscal year ended December 31, 2002.

The audit report of Andersen on our financial statements as of and for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2001, and the interim period ended April 17, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the Company’s fiscal year ended December 31, 2001, and through April 17, 2002, the Company did not consult with KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company’s most recent evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item will be included under the captions “Election of Directors,” “Nominees for Director,” “Class 2005 Directors,” and “Class 2006 Directors” in our 2004 Proxy Statement and is incorporated herein by reference. See also “Executive Officers” included in Part I of this report.

In addition, information required by this Item will be included under the caption “Audit Committee,” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-End Option Values” and “Employment Agreements” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included under the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2004 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2003, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	3,885,060	(2)	$22.85	2,623,024
Equity compensation plans not approved by stockholders (3)	358,648	(4)	—	—

Total equity compensation plans	4,243,708		$22.85	2,623,024

(1)	For a description of the types of securities that may be issued under our GlobalShare Program I and GlobalShare Program II (collectively, the “Plan”), please read Note 15, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K. The amount of any type of security to be issued under the Plan is to be determined by the Compensation Committee at the date of grant.

(2)	Includes 385,652 restricted stock units.

(3)	For a description of the material terms of our Restricted Stock Unit Plan (the “RSU Plan”), please read Note 15, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K.

(4)	The RSU Plan provides only for the issuance of restricted stock units. No additional restricted stock units are contemplated to be issued under the RSU Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in our 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 39.

2. Financial Statement Schedules:

Page
Reports of Independent Public Accountants	40 and 74
Schedule II—Valuation and Qualifying Accounts	75

3. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K Filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

*10.01	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, as Administrative Agent

10.02	Amendment No. 3 to Credit Agreement among Heidrick & Struggles International, Inc., the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q Filed May 15, 2003)

10.03	Employment agreement of Thomas J. Friel (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed on August 14, 2003)

10.04	Employment Agreement of Jocelyn Dehnert (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on May 15, 2003)

10.05	Employment Agreement of Kevin J. Smith (Incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-Q filed on May 15, 2002)

*10.06	Employment Agreement of Gerard R. Roche

*10.07	Employment Agreement of Joie Gregor

*10.08	Employment Agreement of Fritz E. Freidinger

10.09	Separation Agreement of Piers Marmion (Incorporated by reference to Exhibit 10.02 of the Registrant’s 10-Q filed August 14, 2003)

10.10	Separation Agreement of David Anderson (Incorporated by reference to Exhibit 10.03 of the Registrant’s 10-Q filed August 14, 2003)

*10.11	Separation Agreement of Kevin J. Smith

10.12	Amended and Restated 1998 Heidrick & Struggles Global Share Program I and 1998 Heidrick & Struggles Global Share Program II (Incorporated by reference to Exhibit 10.08 of this Registrant’s Form 10-K filed on March 26, 2003)

Exhibit No.	Description

10.13	Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (Incorporated by reference to Exhibit 4.03 of this Registrant’s Registration Statement on Form S-8 (File No. 333-32544))

10.14	Amendment No. 1 to the Heidrick & Struggles Restricted Stock Unit Plan (Incorporated by reference to Exhibit 99.05 of the Registrant’s Form 10-K filed on March 29, 2002)

10.15	Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))

10.16	Heidrick & Struggles International, Inc. Change in Control Severance Plan (Incorporated by reference to Exhibit 99.07 of the Registrant’s Form 10-K filed on March 29, 2002)

*14.00	Excerpts of the Heidrick & Struggles Code of Business Conduct and Ethics that constitute a ‘code of ethics’ for purposes of Item 406 of Regulation S-K

*21.01	Subsidiaries of the Registrant

*23.01	Independent Auditors’ Consent

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(b) REPORTS ON FORM 8-K

On October 30, 2003 we furnished a report under Item 7 and Item 12 regarding a news release reporting our 2003 third quarter financial results.

On November 13, 2003 we furnished a report under Item 7 and Item 9 regarding our Investor Presentation.

On December 17, 2003 we filed a report under Item 5 and Item 7 announcing that Kevin J. Smith, our Chief Financial Officer, will leave the Company on March 31, 2004.

(c) SEE EXHIBIT INDEX ABOVE

(d) FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois, on March 12, 2004.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/S/ KEVIN J. SMITH

Title	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/S/ THOMAS J. FRIEL Thomas J. Friel (principal executive officer)	Chairman, Chief Executive Officer and Director

/S/ KEVIN J. SMITH Kevin J. Smith (principal financial and accounting officer)	Chief Financial Officer

/S/ RICHARD I. BEATTIE Richard I. Beattie	Director

/S/ JOHN A. FAZIO John A. Fazio	Director

/S/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director

/S/ GERARD R. ROCHE Gerard R. Roche	Director

/S/ FREDERIC V. SALERNO Frederic V. Salerno	Director

/S/ DOUGLAS C. YEARLEY Douglas C. Yearley	Director