Form 10-Q
period 2004-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2004-05-10
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 3, 2004, there were 18,941,296 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$97,329	$119,289
Accounts receivable, net of allowance for doubtful accounts	56,675	46,847
Other receivables	3,013	3,191
Prepaid expenses	9,022	9,022

Total current assets	166,039	178,349

Non-current assets:
Property and equipment, net	32,330	33,466
Assets designated for retirement and pension plans	28,614	28,751
Investments	2,897	2,842
Other non-current assets	3,864	4,226
Goodwill	48,610	48,627
Other intangible assets, net	7,546	7,771

Total non-current assets	123,861	125,683

Total assets	$289,900	$304,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$217	$568
Accounts payable	7,076	7,196
Accrued salaries and employee benefits	51,760	61,275
Other accrued liabilities	22,256	22,056
Current portion of accrued restructuring charges	14,676	18,090
Income taxes payable, net	1,172	4,349

Total current liabilities	97,157	113,534

Non-current liabilities:
Long-term debt, less current maturities	27	26
Retirement and pension plans	31,875	32,232
Non-current portion of accrued restructuring charges	25,402	27,698
Other non-current liabilities	4,767	4,729

Total non-current liabilities	62,071	64,685

Total liabilities	159,228	178,219

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,901,764 and 18,339,567 shares were outstanding at March 31, 2004 and December 31, 2003, respectively	196	196
Treasury stock at cost, 684,013 and 1,246,210 shares at March 31, 2004 and December 31, 2003, respectively	(12,022)	(21,898)
Additional paid in capital	241,729	250,093
Accumulated deficit	(102,670)	(106,895)
Cumulative foreign currency translation adjustment	6,312	6,712
Deferred stock-based compensation	(2,873)	(2,395)

Total stockholders’ equity	130,672	125,813

Total liabilities and stockholders’ equity	$289,900	$304,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	$87,229	$77,311
Reimbursements	5,199	5,665

Total revenue	92,428	82,976

Operating expenses:
Salaries and employee benefits	61,369	54,150
General and administrative expenses	20,747	22,562
Reimbursed expenses	5,199	5,665
Restructuring charges	—	5,500

Total operating expenses	87,315	87,877

Operating income (loss)	5,113	(4,901)

Non-operating income (expense):
Interest income	364	492
Interest expense	(5)	(37)
Net realized and unrealized gains (losses) on equity and warrant portfolio	(122)	227
Other, net	(189)	(822)

Net non-operating income (expense)	48	(140)

Income (loss) before income taxes	5,161	(5,041)
Provision for income taxes	936	1,696

Net income (loss)	$4,225	$(6,737)

Basic earnings (loss) per common share	$0.23	$(0.37)

Diluted earnings (loss) per common share	$0.22	$(0.37)

Weighted average common shares outstanding:
Basic	18,489	18,157
Diluted	19,427	18,157

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total
	Shares	Amount
Balance at December 31, 2003	18,340	$196	$(21,898)	$250,093	$(106,895)	$6,712	$(2,395)	$125,813
Net income	—	—	—	—	4,225	—	—	4,225
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(400)	—	(400)

Total comprehensive income (loss)	—	—	—	—	4,225	(400)	—	3,825

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	1,270	—	—	(1,270)	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	791	791
Forfeitures of restricted stock units	—	—	—	(1,028)	—	—	1	(1,027)
Exercise of stock options	233	—	4,089	(378)	—	—	—	3,711
Vested restricted stock units, net of tax withholdings	329	—	5,787	(8,228)	—	—	—	(2,441)

Balance at March 31, 2004	18,902	$196	$(12,022)	$241,729	$(102,670)	$6,312	$(2,873)	$130,672

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,225	$(6,737)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,051	3,535
Deferred income taxes	—	331
Net realized and unrealized losses (gains) on equity and warrant portfolio	122	(227)
Stock-based compensation expense, net	(236)	(167)
Restructuring charges	—	5,500
Cash paid for restructuring charges	(5,710)	(8,952)
Changes in assets and liabilities:
Trade and other receivables	(9,711)	(8,888)
Accounts payable	(108)	(1,451)
Accrued expenses	(12,562)	(21,467)
Income taxes recoverable (payable), net	(3,180)	7,802
Other, net	254	2,529

Net cash used in operating activities	(23,855)	(28,192)

Cash flows from investing activities:
Capital expenditures	(1,543)	(1,336)
Proceeds from sales of equity securities, net	51	366
Other, net	63	50

Net cash used in investing activities	(1,429)	(920)

Cash flows from financing activities:
Payments on debt	(369)	—
Proceeds from stock options exercised	3,711	—
Purchases of treasury stock	—	(3,175)

Net cash provided by (used in) financing activities	3,342	(3,175)

Effect of foreign currency exchange rates on cash and cash equivalents	(18)	786

Net decrease in cash and cash equivalents	(21,960)	(31,501)

Cash and cash equivalents:
Beginning of period	119,289	110,220

End of period	$97,329	$78,719

The accompanying notes to consolidated financial statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc., and Subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 12, 2004.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 12, 2004.

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

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss):
As reported	$4,225	$(6,737)
Add: Stock-based compensation credit already included in net income, net of tax in 2003	(236)	(98)
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program, net of tax in 2003	(2,058)	(1,852)

Pro forma	$1,931	$(8,687)

Basic earnings (loss) per common share:
As reported	$0.23	$(0.37)
Pro forma	0.10	(0.48)

Diluted earnings (loss) per common share:
As reported	$0.22	$(0.37)
Pro forma	0.10	(0.48)

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 classifications.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2003	$18,362	$28,701	$1,564	$48,627
Exchange rate fluctuations	—	(35)	18	(17)

Balance at March 31, 2004	$18,362	$28,666	$1,582	$48,610

Pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual impairment test of goodwill in the fourth quarter of 2003. The fair value of each of the Company’s reporting units was determined using a discounted cash flow methodology with the assistance of an independent valuation firm. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

Other Intangible Assets

The carrying amount of amortizable other intangible assets and the related accumulated amortization are as follows:

		March 31, 2004			December 31, 2003
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.3	$11,302	$(3,756)	$7,546	$11,302	$(3,537)	$7,765
Other intangible assets	3.4	1,625	(1,625)	—	1,625	(1,619)	6

Total		$12,927	$(5,381)	$7,546	$12,927	$(5,156)	$7,771

Intangible amortization expense for the three months ended March 31, 2004 and 2003 was $225 thousand and $457 thousand, respectively. The estimated amortization expense for each of the next five years is as follows:

Year Ended December 31,
2004	$881
2005	874
2006	874
2007	874
2008	874

4. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended March 31,
	2004	2003
Basic earnings (loss) per common share:
Net income (loss)	$4,225	$(6,737)

Weighted average common shares outstanding	18,489	18,157

Basic earnings (loss) per common share	$0.23	$(0.37)

Diluted earnings (loss) per common share:
Net income (loss)	$4,225	$(6,737)

Weighted average common shares outstanding	18,489	18,157
Dilutive common shares	938	—

Weighted average diluted common shares outstanding	19,427	18,157

Diluted earnings (loss) per common share	$0.22	$(0.37)

For the three months ended March 31, 2003, there were approximately 0.4 million dilutive common shares that were not included in the computation of the loss per common share because the effect of their inclusion would have been anti-dilutive.

5. Segment Information

The Company operates its executive search and complementary leadership services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region; Europe; and Asia Pacific.

Reimbursements of out-of-pocket expenses are characterized as revenue. For segment purposes, the reimbursements of out-of-pocket expenses are reported separately and therefore do not affect the analysis of net revenue by geographic region. Related reimbursed expenses are shown separately within operating expenses. The presentation of reimbursements of out-of-pocket expenses has no impact on the consolidated operating income (loss) or on the operating income (loss) of the geographic regions. The Company believes that analyzing trends in revenue before reimbursements (“net revenue”) and analyzing operating expenses as a percentage of net revenue more appropriately reflects the Company’s core operations.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2004	2003
Revenue:
North America	$45,897	$41,818
Latin America	2,537	2,278
Europe	32,119	28,259
Asia Pacific	6,676	4,956

Revenue before reimbursements (net revenue)	87,229	77,311
Reimbursements	5,199	5,665

Total	$92,428	$82,976

Operating income (loss):
North America	$9,664	$5,881
Latin America	(86)	(123)
Europe	780	565
Asia Pacific	1,051	439

Total regions	11,409	6,762
Corporate	(6,296)	(6,163)
Restructuring charges	—	(5,500)

Total	$5,113	$(4,901)

Depreciation and amortization:
North America	$1,272	$1,392
Latin America	77	96
Europe	1,140	1,544
Asia Pacific	191	184

Total regions	2,680	3,216
Corporate	371	319

Total	$3,051	$3,535

Capital expenditures:
North America	$586	$572
Latin America	63	49
Europe	484	271
Asia Pacific	139	243

Total regions	1,272	1,135
Corporate	271	201

Total	$1,543	$1,336

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	March 31, 2004	December 31, 2003
Identifiable assets:
North America	$65,550	$60,457
Latin America	5,405	5,390
Europe	130,376	141,080
Asia Pacific	21,205	21,837

Total regions	222,536	228,764
Corporate	67,364	75,268

Total	$289,900	$304,032

Goodwill and other intangible assets, net:
North America	$21,951	$22,099
Latin America	—	—
Europe	32,623	32,735
Asia Pacific	1,582	1,564

Total	$56,156	$56,398

6. Restructuring Charges

In 2001, the Company began the restructuring of its business to better align costs with expected net revenue levels. During 2001, 2002 and 2003 the Company recorded restructuring charges of $53.2 million, $48.5 million and $29.4 million, respectively.

Included in these restructuring charges are $5.5 million, recorded in the first quarter of 2003, to increase previously established accruals associated with unused office space to reflect the expectation that longer vacancy periods will result in costs that are higher than previously anticipated. By segment, the restructuring charges recorded in the first quarter of 2003 are as follows: North America $0.4 million and Europe $5.1 million.

The table below outlines the restructuring-related accruals at March 31, 2004 and December 31, 2003, and the cash payments for the three months ended March 31, 2004:

	Severance And Other Employee- Related Costs	Office Consolidations	Total
Accrual balance at December 31, 2003	$6,443	$39,345	$45,788
Cash payments	(1,790)	(3,920)	(5,710)

Accrual balance at March 31, 2004	$4,653	$35,425	$40,078

7. Income Taxes

The income tax provision for the first quarter of 2003 includes an expense of $3.1 million to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, required to be recorded upon the vesting of restricted stock units. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in the first quarter of 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, the Company realized a smaller tax benefit than initially recorded. Accordingly, the Company adjusted the deferred tax asset to reflect the lower tax benefit. Excluding this expense, the effective tax rate for the first quarter of 2003 was 27%.

In the fourth quarter of 2003, the Company recorded a full valuation allowance against the net deferred tax assets for the U.S. and foreign operations, which comprise the U.S. income tax entity. In 2004, the Company anticipates that it will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore does not anticipate recording or paying any U.S. income tax in 2004. The Company will, however, continue to record and pay income tax expense for certain of its foreign operations. While the Company expects to be profitable in 2004 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, the Company would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

In the first quarter of 2004, the Company recorded $0.9 million of income tax expense for certain of its foreign operations. The effective tax rate for the first quarter of 2004 was only 18% as there was no deferred income tax provision given the Company has a full valuation allowance for its net deferred tax assets.

8. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended March 31,
	2004	2003
Realized gains on investments	$51	$366
Unrealized losses on derivative instruments	(173)	(139)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$(122)	$227

9. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$4,225	$(6,737)
Change in foreign currency translation adjustment	(400)	1,320
Change in unrealized gain on available-for-sale investments, net of tax	—	(10)

Comprehensive income (loss)	$3,825	$(5,427)

10. Guarantees

The Company has issued a letter of credit and guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit and guarantees is approximately $8.9 million as of March 31, 2004. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

11. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2004	2003
Service cost	$97	$157
Interest cost	311	300
Amortization of net gain	(50)	—

Net periodic benefit cost	$358	$457

12. Recently Issued Financial Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The disclosure requirements of SFAS 132 were revised to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by the revised Statement are effective for interim periods beginning after December 15, 2003. The Company adopted the interim-period disclosure requirements of SFAS 132 on January 1, 2004. The adoption of the interim-period disclosure requirements of SFAS 132 did not have a material impact on the Company’s financial condition or results of operations. The additional disclosure of information about foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004. The adoption of these revisions of SFAS No. 132 will impact the disclosures related to our foreign pension plan in 2004, and is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; price competition; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. Our reports filed with the U. S. Securities and Exchange Commission also include information on factors that may affect the outcome of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In 2003, continued global economic weakness and geopolitical tensions adversely impacted the business environment and, consequently, the demand for our services. As a result, we announced further reductions in our workforce, primarily in Europe. In addition, we increased previously established accruals associated with unused office space to reflect the expectation that longer vacancy periods will result in costs that are higher than previously anticipated.

2004 Outlook

For 2004, we currently anticipate that net revenue will grow at a rate in the mid-single digits. This performance assumes that the worldwide economy will continue to strengthen. At that level of net revenue growth, we would expect to generate operating margins in the 5 percent to 6 percent range.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. In 2003, 2002 and 2001, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $0.7 million, $1.6 million, $1.0 million, respectively, related to the equity and warrant portfolio. With improvements in economic conditions, it is possible, although not certain, that we could realize gains which are significant to our reported earnings in the future. For more specific information on one of our holdings, see “Liquidity and Capital Resources—General.”

Results of Operations

We operate our executive search and complementary leadership services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe; and Asia Pacific.

Total revenue consists of revenue before reimbursements of out-of-pocket expenses (“net revenue”) and reimbursements of out-of-pocket expenses. Net revenue consists primarily of retainers and indirect expenses billed to clients. For segment purposes, the reimbursements of out-of-pocket expenses are reported separately and therefore do not affect the analysis of net revenue by geographic region. Related reimbursed expenses are shown separately within operating expenses. The presentation of reimbursements of out-of-pocket expenses has no impact on the consolidated operating income (loss) or on the operating income (loss) of the geographic regions. We believe that analyzing trends in net revenue and analyzing operating expenses as a percentage of net revenue more appropriately reflects our core operations.

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	6.0	7.3

Total revenue	106.0	107.3

Operating expenses:
Salaries and employee benefits	70.4	70.0
General and administrative expenses	23.8	29.2
Reimbursed expenses	6.0	7.3
Restructuring charges	—	7.1

Total operating expenses	100.1	113.7

Operating income (loss)	5.9	(6.3)

Non-operating income (expense):
Interest income	0.4	0.6
Interest expense	—	—
Net realized and unrealized gains (losses) on equity and warrant portfolio	(0.1)	0.3
Other, net	(0.2)	(1.1)

Net non-operating income (expense)	0.1	(0.2)

Income (loss) before income taxes	5.9	(6.5)
Provision for income taxes	1.1	2.2

Net income (loss)	4.8%	(8.7)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue:
North America	$45,897	$41,818
Latin America	2,537	2,278
Europe	32,119	28,259
Asia Pacific	6,676	4,956

Revenue before reimbursements (net revenue)	87,229	77,311
Reimbursements	5,199	5,665

Total	$92,428	$82,976

Operating income (loss):
North America	$9,664	$5,881
Latin America	(86)	(123)
Europe	780	565
Asia Pacific	1,051	439

Total regions	11,409	6,762
Corporate	(6,296)	(6,163)
Restructuring charges	—	(5,500)

Total	$5,113	$(4,901)

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Total revenue. Consolidated total revenue increased $9.4 million, or 11.4%, to $92.4 million for the three months ended March 31, 2004 from $83.0 million for the three months ended March 31, 2003. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $9.9 million, or 12.8%, to $87.2 million for the three months ended March 31, 2004 from $77.3 million for the three months ended March 31, 2003. Excluding a positive impact of $5.1 million due to exchange rate fluctuations, net revenue increased approximately 6%. Our three largest industry practices, Financial Services, Industrial and Consumer reported net revenue increases. We believe this increase reflects the impact of the continuing economic improvement in the global economy. The number of confirmed executive searches increased slightly compared to the first quarter of 2003.

Net revenue in North America was $45.9 million for the three months ended March 31, 2004, an increase of $4.1 million, or 9.8%, from $41.8 million in the first quarter of 2003. Increases in the Financial Services, Industrial and Consumer practices’ net revenue more than offset weakness in most other practices. In Latin America, net revenue was $2.5 million for the three months ended March 31, 2004, an increase of $0.2 million, or 11.4%, from $2.3 million in the first quarter of 2003. Excluding a positive impact of $0.2 million due to exchange rate fluctuations, net revenue increased by approximately 3% from the comparable quarter of 2003. The increase in Financial Services, Professional Services and Health Care net revenue was partially offset by declines across the other practices. Net revenue in Europe was $32.1 million for the three months ended March 31, 2004, an increase of $3.8 million, or 13.7%, from $28.3 million in the first quarter of 2003. Most of the practices experienced increases in net revenue with the most significant increases in the Financial Services and Industrial practices. Excluding a positive impact of $4.2 million due to exchange rate fluctuations, net revenue decreased by approximately 1% from the comparable quarter of 2003. In Asia Pacific, net revenue was $6.7 million for the three months ended March 31, 2004, an increase of $1.7 million, or 34.7%, from $5.0 million in the first quarter of 2003.

Excluding a positive impact of $0.6 million due to exchange rate fluctuations, net revenue increased approximately 23% compared to the same quarter in 2003. Most of the practices experienced increases in net revenue with the most significant increases in the Financial Services and Consumer practices.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $7.2 million, or 13.3%, to $61.4 million for the three months ended March 31, 2004 from $54.2 million for the three months ended March 31, 2003. The increase was primarily attributable to $7.6 million of additional performance related compensation expense for executive search consultants and support staff. Lower fixed salaries and employee benefits expense partially offset this increase as the number of executive search consultants decreased by 10% in the first quarter of 2004, to 302, compared to 337 in the same quarter in 2003.

As a percentage of net revenue, salaries and employee benefits expense was 70.4% in the first quarter of 2004, essentially unchanged from 70.0% in the first quarter of 2003. Performance related compensation was accrued at a higher percentage of net revenue. This was driven primarily by the structure of our consultant compensation, which rewards consultants with higher payout levels for higher levels of revenues generated. This was partially offset by a decrease as a percentage of net revenue of fixed salaries and employee benefits resulting from the decrease in the number of executive search consultants.

General and administrative expenses. Consolidated general and administrative expenses decreased $1.9 million, or 8.0%, to $20.7 million for the three months ended March 31, 2004 from $22.6 million for the three months ended March 31, 2003. This decrease was due to $1.2 million of lower discretionary spending and $1.2 million of lower infrastructure expense offset by an increase of $0.5 million in bad debt expense.

As a percentage of net revenue, general and administrative expenses decreased to 23.8% in the first quarter of 2004 from 29.2% in the first quarter of 2003.

Restructuring charges. In the first quarter of 2003, we recorded restructuring charges of $5.5 million to increase previously established accruals associated with unused office space to reflect the expectation that longer vacancy periods will result in costs that are higher than previously anticipated. By segment, the restructuring charges recorded in the first quarter of 2003 were as follows: North America $0.4 million and Europe $5.1 million.

Operating income (loss). Our consolidated operating income was $5.1 million for the three months ended March 31, 2004 compared to an operating loss of $4.9 million for the three months ended March 31, 2003. The increase in operating income of $10.0 million was due to the increase in net revenue of $9.9 million and reductions in general and administrative expenses of $1.9 million offset by increases in salaries and employee benefits expense of $7.2 million. The first quarter of 2003 included restructuring charges of $5.5 million while no restructuring charges were recorded in the first quarter of 2004.

In North America, operating income for the three months ended March 31, 2004 increased $3.8 million to $9.7 million from $5.9 million for the three months ended March 31, 2003. The increase of $4.1 million in North America’s net revenue, lower fixed salaries and employee benefits expense of $2.6 million and $2.4 million of lower discretionary spending and facilities-related expenses were offset by $5.3 million of additional performance related compensation expense.

In Latin America, the operating loss for the three months ended March 31, 2004 was $0.1 million, approximately even with the first quarter of 2003. The increase in net revenue of $0.2 million was offset by higher salary and employee benefits expense.

In Europe, operating income for the three months ended March 31, 2004 increased $0.2 million to $0.8 million from $0.6 million for the three months ended March 31, 2003. The increase in net revenue of $3.8 million was partially offset by an increase of $3.5 million of salaries and employee benefits expense.

In Asia Pacific, operating income for the three months ended March 31, 2004 was $1.1 million, an increase of $0.7 million, compared to operating income of $0.4 million for the three months ended March 31, 2003. The increase in net revenue of $1.7 million was partially offset by an increase of $0.9 million in salaries and employee benefits expense and an increase of $0.2 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended March 31, 2004 were $6.3 million, an increase $0.1 million, compared to unallocated corporate expenses of $6.2 million for the three months ended March 31, 2003. A slight decrease in salaries and employee benefits expense was offset by an increase in general and administrative expenses.

The restructuring charge was $5.5 million for the three months ended March 31, 2003. No restructuring charges were recorded in the first quarter of 2004. The restructuring charge is explained in the preceding section captioned “Restructuring charge.”

Non-operating income (expense). The following table presents the components of our net non-operating income (expense) for the three months ended March 31, 2004 and 2003, respectively (in millions):

	Three Months Ended March 31,		Change
	2004	2003
Non-operating income (expense):
Interest income	$0.4	$0.5	$(0.1)

Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.1	0.3	(0.2)
Unrealized gains (losses) on derivative instruments	(0.2)	(0.1)	(0.1)

Net realized and unrealized gains (losses)	(0.1)	0.2	(0.3)

Other, net	(0.2)	(0.8)	0.6

Net non-operating income (expense)	$—	$(0.1)	$0.1

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income in the first quarter of 2004 decreased $0.1 million to $0.4 million due to lower returns on invested balances.

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

During the three months ended March 31, 2004, we recognized $0.1 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2003, we recognized $0.3 million of realized gains and $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $0.2 million for the three months ended March 31, 2004, compared to $0.8 million for the three months ended March 31, 2003. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. The income tax provision for the first quarter of 2003 includes an expense of $3.1 million to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, required to be recorded upon the vesting of restricted stock units. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in the first quarter of 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, we realized a smaller tax benefit than initially recorded. Accordingly, we adjusted the deferred tax asset to reflect the lower tax benefit. Excluding this expense, the effective tax rate for the first quarter of 2003 was 27%.

In the fourth quarter of 2003, we recorded a full valuation allowance against the net deferred tax assets for the U.S. and foreign operations, which comprise the U.S. income tax entity. In 2004, we anticipate that we will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to our restructuring charges, and therefore do not anticipate recording or paying any U.S. income tax in 2004. We will, however, continue to record and pay income tax expense for certain of our foreign operations. While we expect to be profitable in 2004 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

In the first quarter of 2004, we had pre-tax income of $5.2 million and recorded $0.9 million of income tax expense for certain of our foreign operations. The effective tax rate for the first quarter of 2004 was only 18% as there was no deferred income tax provision given we have a full valuation allowance for our net deferred tax assets.

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

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At March 31, 2004, we had $0.6 million of deferred compensation structured as forgivable loans. The terms of a deferred compensation arrangement structured as a forgivable loan and granted to an executive officer are included in the employee’s employment agreement as filed with the U.S. Securities and Exchange Commission.

On April 29, 2004, Google Inc. filed a registration statement with the Securities and Exchange Commission in connection with its initial public offering. Google disclosed in the registration statement fully vested, nonforfeitable warrants to purchase 1,194,308 shares of Google Class B common stock at a price of $0.30 per share issued in connection with recruitment fees. Although it continues to be our policy not to comment on specific holdings in our warrant portfolio, we determined it appropriate to disclose that we were issued these warrants in connection with a search for Google and continue to hold them. It has been our policy to exercise similar warrants and monetize our gains within a limited period after we are able to do so. We are unable to provide any assurance as to when we will realize the value, if any, of these warrants as it will depend on a variety of factors, including contractual limitations and future market conditions. For similar reasons we are unable to provide any assurance as to the value of these warrants. Pursuant to the terms of the compensation policy with respect to warrants, approximately 50% of the value of any gains from these warrants is payable to our consultants involved with the search.

Lines of credit. During 2003, we had a $50.0 million committed revolving credit facility. This facility was amended on April 29, 2003, November 27, 2002 and March 25, 2002, and would have expired on December 28, 2004. We paid a facility fee even if no portion of the line of credit was used. In addition, in February 2003, we entered into an uncommitted line of credit for $5.0 million. There were no financial covenants or fees related to this unsecured line of credit.

In December 2003, we terminated the $5.0 million uncommitted line of credit and replaced our $50.0 million committed revolving credit facility with a new $60.0 million committed revolving credit facility (the “Facility”). Under this Facility, we may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of our financial condition. The Facility has financial tests we must meet or exceed relating to:

•	Fixed charge coverage (as defined as consolidated EBITDAR minus consolidated capital expenditures to consolidated interest expense plus consolidated rental payments plus restricted payments). EBITDAR is defined as earnings before interest expense, taxes, depreciation, amortization and rental payments plus interest income;

•	Leverage (defined as consolidated total indebtedness to consolidated EBITDA plus interest income);

•	Current ratio (defined as current assets divided by current liabilities); and

•	Net worth

The Facility sets limits on our ability to make acquisitions without bank approval and to incur additional debt outside of the Facility. We must pay a facility fee whether or not the Facility is used during the year.

In March 2004, we amended the Facility (“Amendment No. 1”) to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 7, Income Taxes, in the unaudited Notes to Consolidated Financial Statements.

There were no borrowings outstanding under the lines of credit at March 31, 2004 or December 31, 2003. At March 31, 2004 and December 31, 2003, after taking into effect Amendment No. 1, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents were $97.3 million and $78.7 million at March 31, 2004 and 2003, respectively. The amount of cash and cash equivalents at December 31, 2003 was $119.3 million.

Cash from operating activities. For the three months ended March 31, 2004, cash used in operating activities was $23.9 million, reflecting payments related to the restructuring charges, an increase in trade receivables and the payment of bonuses in March 2004, offset by our net income.

For the three months ended March 31, 2003, cash used in operating activities was $28.2 million, reflecting our net loss, payments related to the restructuring charges, an increase in trade receivables and the payment of bonuses in March 2003, offset by the refund of approximately $7.5 million of estimated U.S. income taxes paid in prior years arising from the carry-back of net operating losses.

Cash from investing activities. Cash used in investing activities was $1.4 million for the three months ended March 31, 2004 and $0.9 million for the three months ended March 31, 2003. Capital expenditures were $1.5 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively.

Cash from financing activities. Cash provided by financing activities for the three months ended March 31, 2004 was $3.3 million primarily as a result of stock options exercised during the quarter. Cash used in financing activities was $3.2 million for the three months ended March 31, 2003 as a result of repurchases of our common stock.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003, as filed with the U.S. Securities and Exchange Commission on March 12, 2004. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions include revenue recognition, accruals related to the consolidation and closing of offices recorded as part of our restructuring, income taxes, goodwill and other intangible assets and allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003, as filed with the U.S. Securities and Exchange Commission on March 12, 2004.

Recently Issued Financial Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The disclosure requirements of SFAS 132 were revised to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by the revised Statement are effective for interim periods beginning after December 15, 2003. We adopted the interim-period disclosure requirements of SFAS 132 on January 1, 2004. The adoption of the interim-period disclosure requirements of SFAS 132 did not have a material impact on our financial condition or results of operations. The additional disclosure of information about foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004. The adoption of theses revisions of SFAS No. 132 will impact the disclosures related to our foreign pension plan in 2004, and is not expected to have a material impact on the our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value. Some of the warrants in our portfolio meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations may be affected by the fluctuations in the fair value of these derivative instruments. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. During the three months ended March 31, 2004, we recognized $0.1 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2003, we recognized $0.3 million of realized gains and $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations primarily in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. Based on our net income of $4.2 million for the three months ended March 31, 2004, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 5, Segment Information, in the unaudited Notes to Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Worldwide Controller, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Worldwide Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Worldwide Controller concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

(b) Reports on Form 8-K

On February 19, 2004, we furnished a report under Item 5 and Item 7 announcing the resignation of Frederic V. Salerno from the Board of Directors.

On February 20, 2004, we furnished a report under Item 7 and Item 12 regarding a news release reporting our 2003 fourth quarter financial results.

On February 25, 2004, we furnished a report under Item 7 and Item 9 regarding our Investor Presentation.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Todd T. Welu
Todd T. Welu
Worldwide Controller
(Principal Financial Officer)