Form 10-Q
period 2004-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2004-08-06
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 2, 2004, there were 19,114,915 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$118,674	$119,289
Accounts receivable, net of allowance for doubtful accounts	64,789	46,847
Other receivables	1,895	3,191
Prepaid expenses	7,659	9,022

Total current assets	193,017	178,349

Non-current assets:
Property and equipment, net	29,982	33,466
Assets designated for retirement and pension plans	27,703	28,751
Investments	4,342	2,842
Other non-current assets	3,603	4,226
Goodwill	48,594	48,627
Other intangible assets, net	7,328	7,771

Total non-current assets	121,552	125,683

Total assets	$314,569	$304,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$214	$568
Accounts payable	7,791	7,196
Accrued salaries and employee benefits	68,983	61,275
Other accrued liabilities	20,661	21,660
Current portion of accrued restructuring charges	12,525	18,090
Income taxes payable, net	3,779	4,349

Total current liabilities	113,953	113,138

Non-current liabilities:
Long-term debt, less current maturities	27	26
Retirement and pension plans	31,616	32,232
Non-current portion of accrued restructuring charges	23,704	27,698
Other non-current liabilities	4,751	4,729

Total non-current liabilities	60,098	64,685

Total liabilities	174,051	177,823

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 19,099,391 and 18,339,567 shares were outstanding at June 30, 2004 and December 31, 2003, respectively	196	196
Treasury stock at cost, 486,386 and 1,246,210 shares at June 30, 2004 and December 31, 2003, respectively	(8,552)	(21,898)
Additional paid in capital	242,261	250,489
Accumulated deficit	(95,744)	(106,895)
Cumulative foreign currency translation adjustment	5,287	6,712
Unrealized gain on available for sale investments	5	—
Deferred stock-based compensation	(2,935)	(2,395)

Total stockholders’ equity	140,518	126,209

Total liabilities and stockholders’ equity	$314,569	$304,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	$97,926	$81,674	$185,155	$158,985
Reimbursements	4,954	6,221	10,153	11,886

Total revenue	102,880	87,895	195,308	170,871

Operating expenses:
Salaries and employee benefits	66,299	62,917	127,668	117,067
General and administrative expenses	23,024	20,398	43,771	42,960
Reimbursed expenses	4,954	6,221	10,153	11,886
Restructuring charges	—	—	—	5,500

Total operating expenses	94,277	89,536	181,592	177,413

Operating income (loss)	8,603	(1,641)	13,716	(6,542)

Non-operating income (expense):
Interest income	331	468	695	960
Interest expense	(18)	(53)	(23)	(90)
Net realized and unrealized gains (losses) on equity and warrant portfolio	644	21	522	248
Other, net	83	(315)	(106)	(1,137)

Net non-operating income (expense)	1,040	121	1,088	(19)

Income (loss) before income taxes	9,643	(1,520)	14,804	(6,561)
Provision for income taxes	2,717	1,089	3,653	2,785

Net income (loss)	$6,926	$(2,609)	$11,151	$(9,346)

Basic earnings (loss) per common share	$0.36	$(0.14)	$0.59	$(0.52)

Diluted earnings (loss) per common share	$0.34	$(0.14)	$0.56	$(0.52)

Weighted average common shares outstanding:
Basic	19,000	18,138	18,745	18,147
Diluted	20,082	18,138	19,755	18,147

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Deferred Stock- Based Compen- sation	Total
	Shares	Amount
Balance at December 31, 2003	18,340	$196	$(21,898)	$250,489	$(106,895)	$6,712	$(2,395)	$126,209
Net income	—	—	—	—	11,151	—	—	11,151
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	—	—	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	—	—	(1,425)	—	(1,425)

Total comprehensive income (loss)	—	—	—	—	11,151	(1,420)	—	9,731

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	2,181	—	—	(2,181)	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,640	1,640
Other stock-based compensation	—	—	—	282	—	—	—	282
Forfeitures of restricted stock units	—	—	—	(1,071)	—	—	1	(1,070)
Exercise of stock options	414	—	7,279	(846)	—	—	—	6,433
Vested restricted stock units, net of tax withholdings	345	—	6,067	(8,774)	—	—	—	(2,707)

Balance at June 30, 2004	19,099	$196	$(8,552)	$242,261	$(95,744)	$5,292	$(2,935)	$140,518

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$11,151	$(9,346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,439	7,099
Deferred income taxes	—	1,563
Net realized and unrealized losses (gains) on equity and warrant portfolio	(522)	(248)
Stock-based compensation expense, net	852	1,662
Restructuring charges	—	5,500
Cash paid for restructuring charges	(9,559)	(13,035)
Changes in assets and liabilities:
Trade and other receivables	(17,181)	(8,992)
Accounts payable	692	(2,592)
Accrued expenses	3,426	(16,552)
Income taxes recoverable (payable), net	(533)	14,961
Other, net	1,831	9,148

Net cash used in operating activities	(3,404)	(10,832)

Cash flows from investing activities:
Capital expenditures	(3,069)	(2,905)
Proceeds from sales of equity securities, net	79	531
Other, net	80	223

Net cash used in investing activities	(2,910)	(2,151)

Cash flows from financing activities:
Payments on debt	(369)	(224)
Proceeds from stock options exercised	6,433	21
Purchases of treasury stock	—	(3,175)

Net cash provided by (used in) financing activities	6,064	(3,378)

Effect of foreign currency exchange rates on cash and cash equivalents	(365)	2,029

Net decrease in cash and cash equivalents	(615)	(14,332)
Cash and cash equivalents:
Beginning of period	119,289	110,220

End of period	$118,674	$95,888

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

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$6,926	$(2,609)	$11,151	$(9,346)
Add: Stock-based compensation expense already included in net income, net of tax in 2003	1,088	1,079	852	981
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and performance share plan, net of tax in 2003	(3,070)	(3,470)	(5,128)	(5,322)

Pro forma	$4,944	$(5,000)	$6,875	$(13,687)

Basic earnings (loss) per share:
As reported	$0.36	$(0.14)	$0.59	$(0.52)
Pro forma	0.26	(0.28)	0.37	(0.75)
Diluted earnings (loss) per share:
As reported	$0.34	$(0.14)	$0.56	$(0.52)
Pro forma	0.25	(0.28)	0.35	(0.75)

Investments

The Company receives warrants for equity securities in client companies, in addition to the cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value in the Consolidated Balance Sheet, with a corresponding amount recorded as net revenue in the Consolidated Statement of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statement of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Other warrants received and which do not meet the definition of a derivative under SFAS No. 133 are initially recorded at their fair value in the Consolidated Balance Sheet, with a corresponding amount recorded as net revenue in the Consolidated Statement of Operations. Bonus expense related to this net revenue is also recorded. These warrants are regularly reviewed for declines in fair value. Any declines in the fair value of these warrants are recorded in the Consolidated Statement of Operations as unrealized losses, net of the consultants’ share of the losses.

Upon a value event such as an initial public offering or an acquisition, changes in the fair value of the warrants, both derivatives and non-derivatives, are recorded in the Consolidated Statement of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Subsequent changes in the fair value of these available-for-sale investments are recorded as a component of accumulated other comprehensive income. Upon the sale of these investments, the Company records a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 classifications.

3.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2003	$18,362	$28,701	$1,564	$48,627
Exchange rate fluctuations	—	(46)	13	(33)

Balance at June 30, 2004	$18,362	$28,655	$1,577	$48,594

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

Other Intangible Assets

The carrying amount of amortizable other intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life	June 30, 2004			December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.3	$11,302	$(3,974)	$7,328	$11,302	$(3,537)	$7,765
Other intangible assets	3.4	1,625	(1,625)	—	1,625	(1,619)	6

Total		$12,927	$(5,599)	$7,328	$12,927	$(5,156)	$7,771

Intangible amortization expense for the three months ended June 30, 2004 and 2003 was $219 thousand and $362 thousand, respectively. Intangible amortization expense for the six months ended June 30, 2004 and 2003 was $443 thousand and $819 thousand, respectively. The estimated amortization expense for each of the next five years is as follows:

Year Ended December 31,
2004	$881
2005	874
2006	874
2007	874
2008	874

4.	Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic earnings (loss) per common share:
Net income (loss)	$6,926	$(2,609)	$11,151	$(9,346)
Weighted average common shares outstanding	19,000	18,138	18,745	18,147
Basic earnings (loss) per common share	$0.36	$(0.14)	$0.59	$(0.52)
Diluted earnings (loss) per common share:
Net income (loss)	$6,926	$(2,609)	$11,151	$(9,346)
Weighted average common shares outstanding	19,000	18,138	18,745	18,147
Dilutive common shares	1,082	—	1,010	—

Weighted average diluted common shares outstanding	20,082	18,138	19,755	18,147

Diluted earnings (loss) per common share	$0.34	$(0.14)	$0.56	$(0.52)

For the three and six months ended June 30, 2003, there were approximately 0.6 million and 0.5 million, respectively, dilutive common shares that were not included in the computation of the loss per common share because the effect of their inclusion would have been anti-dilutive.

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

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
North America	$53,723	$44,728	$99,620	$86,546
Latin America	3,133	2,658	5,670	4,936
Europe	32,460	28,179	64,579	56,438
Asia Pacific	8,610	6,109	15,286	11,065

Revenue before reimbursements (net revenue)	97,926	81,674	185,155	158,985
Reimbursements	4,954	6,221	10,153	11,886

Total	$102,880	$87,895	$195,308	$170,871

Operating income (loss):
North America	$11,078	$10,161	$20,742	$16,042
Latin America	134	103	48	(20)
Europe	582	(1,949)	1,362	(1,384)
Asia Pacific	2,348	1,090	3,399	1,529

Total regions	14,142	9,405	25,551	16,167
Corporate	(5,539)	(11,046)	(11,835)	(17,209)
Restructuring charges	—	—	—	(5,500)

Total	$8,603	$(1,641)	$13,716	$(6,542)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Depreciation and amortization:
North America	$1,521	$1,474	$2,793	$2,866
Latin America	107	99	184	195
Europe	1,067	1,486	2,207	3,030
Asia Pacific	191	198	382	382

Total regions	2,886	3,257	5,566	6,473
Corporate	502	307	873	626

Total	$3,388	$3,564	$6,439	$7,099

Capital expenditures:
North America	$560	$525	$1,146	$1,097
Latin America	76	50	139	99
Europe	586	536	1,070	807
Asia Pacific	58	228	197	471

Total regions	1,280	1,339	2,552	2,474
Corporate	246	230	517	431

Total	$1,526	$1,569	$3,069	$2,905

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	June 30, 2004	December 31, 2003
Identifiable assets:
North America	$68,134	$60,457
Latin America	5,870	5,390
Europe	126,407	141,080
Asia Pacific	23,640	21,837

Total regions	224,051	228,764
Corporate	90,518	75,268

Total	$314,569	$304,032

Goodwill and other intangible assets, net:
North America	$21,804	$22,099
Latin America	—	—
Europe	32,541	32,735
Asia Pacific	1,577	1,564

Total	$55,922	$56,398

6.	Restructuring Charges

In 2001, the Company began the restructuring of its business to better align costs with expected net revenue levels. During 2001, 2002 and 2003 the Company recorded restructuring charges of $53.2 million, $48.5 million and $29.4 million, respectively.

Included in these restructuring charges are $5.5 million, recorded in the first quarter of 2003, to increase previously established accruals for office space reflecting the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. By segment, the restructuring charges recorded in the first quarter of 2003 are as follows: North America $0.4 million and Europe $5.1 million.

The table below outlines the restructuring-related accruals at June 30, 2004 and December 31, 2003, and the cash payments for the six months ended June 30, 2004:

	Severance And Other Employee- Related Costs	Office Consolidations	Total
Accrual balance at December 31, 2003	$6,443	$39,345	$45,788
Cash payments	(3,051)	(6,508)	(9,559)

Accrual balance at June 30, 2004	$3,392	$32,837	$36,229

7.	Income Taxes

The income tax provision includes an expense of $1.2 million and $4.3 million for the three and six months ended June 30, 2003, respectively, to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, required to be recorded upon the vesting of restricted stock units. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in the first quarter of 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, the Company realized a smaller tax benefit than initially recorded. Accordingly, the Company adjusted the deferred tax asset to reflect the lower tax benefit. Excluding this expense, the effective tax rate was 8% and 23%, respectively, for the three and six months ended June 30, 2003, reflecting the U.S. tax benefit offset by foreign income taxes.

In the fourth quarter of 2003, the Company recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. In 2004, the Company anticipates that it will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore does not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates exclude the affects of any warrant monetizations. The Company will, however, continue to record and pay income tax expense for certain of its foreign operations. While the Company expects to be profitable in 2004 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, the Company would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

For the six months ended June 30, 2004, the Company recorded $3.7 million of income tax expense. The effective tax rate for the six months ended June 30, 2004 was 24.7%. The income tax expense for the six months ended June 30, 2004 is based on a full year estimated effective tax rate of 21.1%. In addition, the income tax expense includes an expense of $0.5 million to adjust the tax reserve for certain items in the U.S.

In the second quarter of 2004, the Company recorded $2.7 million of income tax expense, which includes an expense of $0.5 million to adjust the tax reserve. The effective tax rate for the second quarter of 2004 was 28.2%. Excluding the tax reserve adjustment, the effective tax rate was 22.7%.

8.	Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Realized gains on investments	$28	$165	$79	$531
Unrealized gains (losses) on derivative instruments	616	(144)	443	(283)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$644	$21	$522	$248

9.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$6,926	$(2,609)	$11,151	$(9,346)
Change in foreign currency translation adjustments	(1,025)	2,710	(1,425)	4,030
Change in unrealized gain on available-for- sale investment, net of tax in 2003	5	(18)	5	(28)

Comprehensive income (loss)	$5,906	$83	$9,731	$(5,344)

10.	Guarantees

The Company has issued a letter of credit and guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit and guarantees is approximately $8.8 million as of June 30, 2004. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

11.	Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$95	$166	$192	$323
Interest cost	302	319	613	619
Amortization of net gain	(49)	—	(99)	—

Net periodic benefit cost	$348	$485	$706	$942

12.	Recently Issued Financial Accounting Standards

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

In 2003, continued global economic weakness and geopolitical tensions adversely impacted the business environment and, consequently, the demand for our services. As a result, we announced further reductions in our workforce, primarily in Europe. In addition, we increased previously established accruals for unused office space, reflecting the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located.

2004 Outlook

For 2004, we currently anticipate that net revenue will grow at a rate in the low to mid-teens. This performance assumes that the worldwide economy will continue to strengthen. At that level of net revenue growth, we would expect to generate operating margins in the 6 percent to 8 percent range.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are recorded at fair value, resulting in an unrealized gain, net of the consultants’ share of the gain and other costs. In 2003, 2002 and 2001, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $0.7 million, $1.6 million and $1.0 million, respectively, related to the equity and warrant portfolio as a component of non-operating income (expense). With improvements in economic and market conditions, it is possible, although not certain, that we could realize gains which are significant to our reported earnings in the future. For more specific information on one of our holdings, see “Liquidity and Capital Resources – General.”

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	5.1	7.6	5.5	7.5

Total revenue	105.1	107.6	105.5	107.5

Operating expenses:
Salaries and employee benefits	67.7	77.0	69.0	73.6
General and administrative expenses	23.5	25.0	23.6	27.0
Reimbursements	5.1	7.6	5.5	7.5
Restructuring charges	—	—	—	3.5

Total operating expenses	96.3	109.6	98.1	111.6

Operating income (loss)	8.8	(2.0)	7.4	(4.1)

Non-operating income (expense):
Interest income	0.3	0.6	0.4	0.6
Interest expense	—	(0.1)	—	(0.1)
Net realized and unrealized gains (losses) on equity and warrant portfolio	0.7	—	0.3	0.2
Other, net	0.1	(0.4)	(0.1)	(0.7)

Net non-operating income (expense)	1.1	0.1	0.6	—

Income (loss) before income taxes	9.8	(1.9)	8.0	(4.1)
Provision for income taxes	2.8	1.3	2.0	1.8

Net income (loss)	7.1%	(3.2)%	6.0%	(5.9)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
North America	$53,723	$44,728	$99,620	$86,546
Latin America	3,133	2,658	5,670	4,936
Europe	32,460	28,179	64,579	56,438
Asia Pacific	8,610	6,109	15,286	11,065

Revenue before reimbursements (net revenue)	97,926	81,674	185,155	158,985
Reimbursements	4,954	6,221	10,153	11,886

Total	$102,880	$87,895	$195,308	$170,871

Operating income (loss):
North America	$11,078	$10,161	$20,742	$16,042
Latin America	134	103	48	(20)
Europe	582	(1,949)	1,362	(1,384)
Asia Pacific	2,348	1,090	3,399	1,529

Total regions	14,142	9,405	25,551	16,167
Corporate	(5,539)	(11,046)	(11,835)	(17,209)
Restructuring charges	—	—	—	(5,500)

Total	$8,603	$(1,641)	$13,716	$(6,542)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Total revenue. Consolidated total revenue increased $15.0 million, or 17.0%, to $102.9 million for the three months ended June 30, 2004 from $87.9 million for the three months ended June 30, 2003. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $16.2 million, or 19.9%, to $97.9 million for the three months ended June 30, 2004 from $81.7 million for the three months ended June 30, 2003. Our five largest industry practices, Financial Services, Industrial, Consumer, Technology and Health Care reported net revenue increases. Excluding a positive impact of $2.8 million due to exchange rate fluctuations, net revenue increased approximately 16%. We believe this increase reflects the impact of the continuing economic improvement in the global economy. The number of confirmed executive searches increased 11% compared to the second quarter of 2003.

Net revenue in North America was $53.7 million for the three months ended June 30, 2004, an increase of $9.0 million, or 20.1%, from $44.7 million in the second quarter of 2003. Increases in the Financial Services, Industrial, Consumer, Technology and Health Care practices’ net revenue more than offset weakness in the remaining practices. In Latin America, net revenue was $3.1 million for the three months ended June 30, 2004, an increase of $0.5 million, or 17.9%, from $2.7 million in the second quarter of 2003. The increase in Financial Services, Professional Services and Technology net revenue was partially offset by declines across the other practices. Excluding a negative impact of less than $0.1 million due to exchange rate fluctuations, net revenue increased by approximately 18% from the comparable quarter of 2003. Net revenue in Europe was $32.5 million for the three months ended June 30, 2004, an increase of $4.3 million, or 15.2%, from $28.2 million in the second quarter of 2003. Most of the practices experienced increases in net revenue with the most significant increases in the Financial Services and Consumer practices. Excluding a positive impact of $2.4 million due to exchange rate fluctuations, net revenue increased by approximately 7% from the comparable quarter of 2003. In Asia Pacific, net revenue was $8.6 million for the three months ended June 30, 2004, an increase of $2.5 million, or 40.9%, from $6.1 million in the second quarter of 2003. All of the practices experienced significant increases in net revenue with the exception of the Consumer and Higher Education practices. Excluding a positive impact of $0.5 million due to exchange rate fluctuations, net revenue increased approximately 32% compared to the same quarter in 2003.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $3.4 million, or 5.4%, to $66.3 million for the three months ended June 30, 2004 from $62.9 million for the three months ended June 30, 2003. Salary and employee benefits expense for the second quarter of 2003 includes $5.2 million of expense related to the separation agreements for the former CEO and the former President and COO, as well as approximately $2.8 million of severance-related expenses, primarily in Europe and North America. Excluding these severance-related expenses, which we believe more appropriately reflects our core operations, salaries and employee benefits expense increased $11.4 million, or 20.8%. The increase was primarily attributable to $11.0 million of additional performance-related compensation expense for executive search consultants and support staff and an increase of $0.4 million in fixed salaries and employee benefits.

As a percentage of net revenue, salaries and employee benefits expense was 67.7% in the second quarter of 2004, compared to 77.0% in the second quarter of 2003. Excluding the $8.0 million of severance-related expenses in the second quarter of 2003, salaries and employee benefits expense as a percentage of net revenue was 67.2%, approximately even with the second quarter of 2004.

General and administrative expenses. Consolidated general and administrative expenses increased $2.6 million, or 12.9%, to $23.0 million for the three months ended June 30, 2004 from $20.4 million for the three months ended June 30, 2003. This increase was due to $1.9 million of higher discretionary spending and an increase of $0.9 million in bad debt expense, offset by $0.2 million of lower infrastructure expense.

As a percentage of net revenue, general and administrative expenses decreased to 23.5% in the second quarter of 2004 from 25.0% in the second quarter of 2003.

Operating income (loss). Our consolidated operating income was $8.6 million for the three months ended June 30, 2004 compared to an operating loss of $1.6 million for the three months ended June 30, 2003. The improvement in operating income of $10.2 million was due to the increase in net revenue of $16.2 million offset by increases in salaries and employee benefits expense of $3.4 million and general and administrative expenses of $2.6 million.

In North America, operating income for the three months ended June 30, 2004 increased $0.9 million to $11.1 million from $10.2 million for the three months ended June 30, 2003. The increase of $9.0 million in North America’s net revenue and lower fixed salaries and employee benefits expense of $1.7 million were offset by $7.8 million of additional performance-related compensation expense, and increases of $0.6 million in bad debt expense and $1.4 million in discretionary spending and facilities-related expenses.

In Latin America, operating income for the three months ended June 30, 2004 was $0.1 million, approximately even with the second quarter of 2003. The increase in net revenue of $0.5 million was offset by higher salary and employee benefits expense.

In Europe, operating income for the three months ended June 30, 2004 increased $2.5 million to $0.6 million compared to an operating loss of $1.9 million for the three months ended June 30, 2003. The increase in net revenue of $4.3 million and $0.2 million of lower general and administrative expenses more than offset an increase of $2.0 million of salaries and employee benefits expense. Excluding the severance-related expenses of $1.9 million, which we believe more appropriately reflects the Europe region’s core operations, the Europe region would have operated at approximately break-even for the three months ended June 30, 2003.

In Asia Pacific, operating income for the three months ended June 30, 2004 was $2.3 million, an increase of $1.2 million, compared to $1.1 million for the three months ended June 30, 2003. The increase in net revenue of $2.5 million was partially offset by an increase of $1.2 million in salaries and employee benefits expense and an increase of $0.1 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended June 30, 2004 were $5.5 million, a decrease of $5.5 million, compared to unallocated corporate expenses of $11.0 million for the three months ended June 30, 2003. Corporate expense for the three months ended June 30, 2003 include $5.2 million related to the separation agreements for the former CEO and the former President and COO, and $0.1 million of other severance-related expenses. Excluding the severance-related expenses recorded in the second quarter of 2003, which we believe more appropriately reflects our core operations, corporate expenses decreased $0.2 million or 3.5% for the three months ended June 30, 2004. A decrease of $0.7 million in salaries and employee benefits expense was offset by an increase of $0.5 million in general and administrative expenses.

Non-operating income (expense). The following table presents the components of our net non-operating income (expense) for the three months ended June 30, 2004 and 2003, respectively (in millions):

	Three Months Ended June 30,		Change
Non-operating income (expense):	2004	2003
Interest income	$0.3	$0.5	$(0.2)
Interest expense	—	(0.1)	—
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	—	0.2	(0.2)
Unrealized gains (losses) on derivative instruments	0.6	(0.1)	0.7

Net realized and unrealized gains	0.6	—	0.6
Other, net	0.1	(0.3)	0.4

Net non-operating income	$1.0	$0.1	$0.9

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income in the second quarter of 2004 decreased $0.2 million to $0.3 million due to lower returns on invested balances.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are initially recorded at fair value. Some of the warrants in our portfolio meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations rather than as a component of accumulated other comprehensive income. Warrants which do not meet the definition of a derivative instrument are regularly reviewed for declines in value. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are recorded at fair value, resulting in an unrealized gain, net of the consultants’ share of the gain and other costs.

During the three months ended June 30, 2004, we recognized $0.6 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio. During the three months ended June 30, 2003, we recognized $0.2 million of realized gains and $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.1 million for the three months ended June 30, 2004, compared to a net non-operating loss of $0.3 million for the three months ended June 30, 2003. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the second quarter of 2003, we had pre-tax loss of $1.5 million and recorded $1.1 million of income tax expense. The income tax provision for the second quarter of 2003 includes an expense of $1.2 million to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, required to be recorded upon the vesting of restricted stock units. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in the first quarter of 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, we realized a smaller tax benefit than initially recorded. Accordingly, we adjusted the deferred tax asset to reflect the lower tax benefit. Excluding this expense, the effective tax benefit rate for the second quarter of 2003 was 8% reflecting the U.S. tax benefit offset by foreign taxes.

In the fourth quarter of 2003, we recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. In 2004, we anticipate that we will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to our restructuring charges, and therefore do not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates exclude the affects of any warrant monetizations. We will, however, continue to record and pay income tax expense for certain of our foreign operations. While we expect to be profitable in 2004 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

In the second quarter of 2004, we recorded $2.7 million of income tax expense, which includes an expense of $0.5 million to adjust the tax reserve for certain items in the U.S. The effective tax rate for the second quarter of 2004 was 28.2%. Excluding the tax reserve adjustment, the effective tax rate was 22.7%. The effective tax rate is lower than the statutory tax rate primarily as a result of the full valuation allowance recorded in the fourth quarter of 2003 which eliminates U.S. federal income taxes for the near future.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Total revenue. Consolidated total revenue increased $24.4 million, or 14.3%, to $195.3 million for the six months ended June 30, 2004 from $170.9 million for the six months ended June 30, 2003. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $26.2 million, or 16.5%, to $185.2 million for the six months ended June 30, 2004 from $159.0 million for the six months ended June 30, 2003. Our five largest industry practices, Financial Services, Industrial, Consumer, Technology and Health Care reported net revenue increases. Excluding a positive impact of $7.9 million due to exchange rate fluctuations, net revenue increased approximately 11%. We believe this increase reflects the impact of the continuing economic improvement in the global economy. The number of confirmed executive searches increased 6% compared to the same period of 2003.

Net revenue in North America was $99.6 million for the six months ended June 30, 2004, an increase of $13.1 million, or 15.1%, from $86.5 million for the six months ended June 30, 2003. Increases in the Financial Services, Industrial, Consumer, Technology and Health Care practices’ net revenue more than offset weakness in the remaining practices. In Latin America, net revenue was $5.7 million for the six months ended June 30, 2004, an increase of $0.8 million, or 14.9%, from $4.9 million for the six months ended June 30, 2003. The increase in Financial Services, Professional Services, Technology and Health Care net revenue was partially offset by declines across the other practices. Excluding a positive impact of $0.1 million due to exchange rate fluctuations, net revenue increased by approximately 11% from the comparable period in 2003. Net revenue in Europe was $64.5 million for the six months ended June 30, 2004, an increase of $8.1 million, or 14.4%, from $56.4 million for the six months ended June 30, 2003. All of the practices experienced increases in net revenue with the exception of the Industrial and Technology practices which experienced modest declines. Excluding a positive impact of $6.6 million due to exchange rate fluctuations, net revenue decreased by approximately 3% from the comparable period in 2003. In Asia Pacific, net revenue was $15.3 million for the six months ended June 30, 2004, an increase of $4.2 million, or 38.1%, from $11.1 million for the six months ended June 30, 2003. Most of the practices experienced increases in net revenue with the most significant increases in the Industrial, Financial Services and Technology practices. Excluding a positive impact of $1.1 million due to exchange rate fluctuations, net revenue increased approximately 28% compared to the same period of 2003.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $10.6 million, or 9.1%, to $127.7 million for the six months ended June 30, 2004 from $117.1 million for the six months ended June 30, 2003. Salary and employee benefits expense for the six months ended June 30, 2003 includes $5.2 million of expense related to the separation agreements for the former CEO and the former President and COO, as well as approximately $2.8 million of severance-related expenses, primarily in Europe and North America. Excluding these severance-related expenses, which we believe more appropriately reflects our core operations, performance-related compensation expense increased $18.6 million, or 17.1%. Increased performance-related compensation is the result of higher net revenue levels and improved profitability.

As a percentage of net revenue, salaries and employee benefits expense was 69.0% for the six months ended June 30, 2004 compared to 73.6% for the six months ended June 30, 2003. Excluding the $8.0 million of severance-related expenses in the second quarter of 2003, salaries and employee benefits expense as a percentage of net revenue was 68.6%, approximately even with the six months ended June 30, 2004.

General and administrative expenses. Consolidated general and administrative expenses increased $0.8 million, or 1.9%, to $43.8 million for the six months ended June 30, 2004 from $43.0 million for the six months ended June 30, 2003. This increase was due to $0.3 million of additional discretionary spending and an increase of $1.5 million in bad debt expense offset by $1.0 million of lower rent, depreciation, amortization and other infrastructure expense.

As a percentage of net revenue, general and administrative expenses decreased to 23.6% for the six months ended June 30, 2004 from 27.0% for the six months ended June 30, 2003.

Restructuring Charges. In the first quarter of 2003, we recorded restructuring charges of $5.5 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of longer vacancy periods due in part to weakness in the real estate markets in which leased properties are located. By segment, North America recorded $0.4 million and Europe recorded $5.1 million. No restructuring charges were recorded in the second quarter of 2003.

Operating income (loss). Our consolidated operating income was $13.7 million for the six months ended June 30, 2004 compared to an operating loss of $6.5 million for the six months ended June 30, 2003. The improvement in operating income of $20.2 million was due to the increase in net revenue of $26.2 million offset by increases in salaries and benefits of $10.6 million and general and administrative expenses of $0.8 million. The first quarter of 2003 included restructuring charges of $5.5 million while no restructuring charges were recorded in the first six months of 2004.

In North America, operating income for the six months ended June 30, 2004 increased $4.7 million to $20.7 million from $16.0 million for the six months ended June 30, 2003. The increase of $13.1 million in North America’s net revenue, lower fixed salaries and employee benefits expense of $4.3 million and $1.0 million of lower discretionary spending and facilities-related expenses were offset by $13.1 million of additional performance-related compensation expense and $0.6 million of bad debt expense.

In Latin America, operating income for the six months ended June 30, 2004 was less than $0.1 million, approximately even with the second quarter of 2003. The increase in net revenue of $0.8 million was offset by higher salary and employee benefits expense.

In Europe, operating income for the six months ended June 30, 2004 increased $2.8 million to $1.4 million compared to an operating loss of $1.4 million for the six months ended June 30, 2003. The increase in net revenue of $8.1 million and lower discretionary spending of $1.0 million was offset by an increase of $5.5 million of salaries and employee benefits expense and an increase in bad debt expense of $0.8 million. Excluding the severance-related expenses, which we believe more appropriately reflects the Europe region’s core operations, the Europe region’s operating income would have been $0.6 million for the six months ended June 30, 2003.

In Asia Pacific, operating income for the six months ended June 30, 2004 was $3.4 million, an increase of $1.9 million, compared to $1.5 million for the six months ended June 30, 2003. The increase in net revenue of $4.2 million was partially offset by an increase of $2.0 million in salaries and employee benefits expense and an increase of $0.3 million of general and administrative expenses.

Unallocated corporate expenses for the six months ended June 30, 2004 were $11.8 million, a decrease of $5.4 million, compared to unallocated corporate expenses of $17.2 million for the six months ended June 30, 2003. Corporate expenses for the six months ended June 30, 2003 include $5.2 million related to the separation agreements for the former CEO and the former President and COO, and $0.1 million of other severance-related expenses. Excluding the severance-related expenses recorded for the six months ended June 30, 2003, which we believe more appropriately reflects our core operations, corporate expenses decreased $0.1 million.

Non-operating income (expense). The following table presents the components of our net non-operating income (expense) for the six months ended June 30, 2004 and 2003, respectively (in millions):

	Six Months Ended June 30,		Change
Non-operating income (expense):	2004	2003
Interest income	$0.7	$1.0	$(0.3)
Interest expense	—	(0.1)	—
Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.1	0.5	(0.3)
Unrealized gains (losses) on derivative instruments	0.4	(0.3)	0.7

Net realized and unrealized gains (losses)	0.5	0.2	0.3
Other, net	(0.1)	(1.1)	1.0

Net non-operating income (expense)	$1.1	$—	$1.1

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income in the first six months of 2004 decreased $0.3 million to $0.7 million due to lower returns on invested balances.

We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are initially recorded at fair value. Some of the warrants in our portfolio meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations rather than as a component of accumulated other comprehensive income. Warrants which do not meet the definition of a derivative instrument are regularly reviewed for declines in value.

Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are recorded at fair value, resulting in an unrealized gain, net of the consultants’ share of the gain and other costs.

During the six months ended June 30, 2004, we recognized $0.1 million of realized gains and $0.4 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2003, we recognized $0.5 million of realized gains and $0.3 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $0.1 million for the six months ended June 30, 2004, compared to $1.1 million for the six months ended June 30, 2003. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. For the six months ended June 30, 2003, we had pre-tax loss of $6.6 million and recorded $2.8 million of income tax expense. The income tax provision for the second quarter of 2003 includes an expense of $4.3 million to reduce certain deferred tax assets, representing the excess of expense for accounting purposes over the deduction for tax purposes, required to be recorded upon the vesting of restricted stock units. In prior years, a portion of consultant and management compensation was granted in restricted stock units at the then-average market price of approximately $39 per share. This price served as the basis for the compensation expense and the related tax benefit and deferred tax asset. The restricted stock units vested in the first quarter of 2003 at an average market price of approximately $12 per share. As this share price serves as the basis for the current tax deduction, we realized a smaller tax benefit than initially recorded. Accordingly, we adjusted the deferred tax asset to reflect the lower tax benefit. Excluding this expense, the effective tax benefit rate for the first quarter of 2003 was 23% reflecting the U.S. tax benefit offset by foreign taxes.

In the fourth quarter of 2003, we recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. In 2004, we anticipate that we will generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to our restructuring charges, and therefore do not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates exclude the affects of any warrant monetizations. We will, however, continue to record and pay income tax expense for certain of our foreign operations. While we expect to be profitable in 2004 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

For the six months ended June 30, 2004, we recorded $3.7 million of income tax expense. The effective tax rate for the six months ended June 30, 2004 was 24.7%. The income tax expense for the six months ended June 30, 2004 is based on a full year estimated effective tax rate of 21.1%. In addition, the income tax expense includes an expense of $0.5 million to adjust the tax reserve for certain items in the U.S. The effective tax rate is lower than the statutory tax rate primarily as a result of the full valuation allowance recorded in the fourth quarter of 2003 which eliminates U.S. federal income taxes for the near future.

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

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At June 30, 2004, we had $0.5 million of deferred compensation structured as forgivable loans. The terms of a deferred compensation arrangement structured as a forgivable loan and granted to an executive officer are included in the employee’s employment agreement as filed with the U.S. Securities and Exchange Commission. At June 30, 2004, there were no deferred compensation arrangements structured as forgivable loans with any executive officer.

On April 29, 2004, Google Inc. (“Google”) filed a registration statement with the Securities and Exchange Commission in connection with its initial public offering. Google disclosed in the registration statement fully vested, nonforfeitable warrants to purchase 1,194,308 shares of Google Class B common stock at a price of $0.30 per share issued in connection with recruitment fees. Although it continues to be our policy not to comment on specific holdings in our warrant portfolio, we determined it appropriate to disclose that we were issued these warrants in connection with a search for Google and continue to hold them. It has been our policy to exercise similar warrants and monetize our gains within a limited period after we are able to do so. We are unable to provide any assurance as to when we will realize the value, if any, of these warrants as it will depend on a variety of factors, including contractual limitations and future market conditions. For similar reasons we are unable to provide any assurance as to the value of these warrants. Pursuant to the terms of the compensation policy with respect to warrants, 55% of the value of any gains from these warrants is payable to our consultants involved with the search. At the time of the Google initial public offering, the fair market value of the warrants will be recorded as a component of non-operating income (expense), net of the consultants’ share of the gain.

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

In March 2004, we amended the Facility (“Amendment No. 1”) to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and certain foreign operations that comprise the U.S. income tax entity. See Note 7, Income Taxes, in the unaudited Notes to Consolidated Financial Statements.

There were no borrowings outstanding under the lines of credit at June 30, 2004 or December 31, 2003. At June 30, 2004, after taking into effect Amendment No. 1, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents were $118.7 million and $95.9 million at June 30, 2004 and 2003, respectively. The amount of cash and cash equivalents at December 31, 2003 was $119.3 million.

Cash from operating activities. For the six months ended June 30, 2004, cash used in operating activities was $3.4 million, reflecting payments related to the restructuring charges, an increase in trade receivables and the payments of bonuses in March 2004, offset by our net income before depreciation and amortization.

For the six months ended June 30, 2003, cash used in operating activities was $10.8 million, reflecting our net loss, payments related to the restructuring charges, an increase in trade receivables and the payment of bonuses in March 2003, offset by the refund of approximately $14.7 million of U.S. income taxes paid in prior years arising from the carry-back of net operating losses.

Cash from investing activities. Cash used in investing activities was $2.9 million for the six months ended June 30, 2004 and $2.2 million for the six months ended June 30, 2003. Capital expenditures were $3.1 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively.

Cash from financing activities. Cash provided by financing activities for the six months ended June 30, 2004 was $6.1 million primarily as a result of stock options exercised. Cash used in financing activities was $3.4 million for the six months ended June 30, 2003 primarily as a result of repurchases of our common stock.

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

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The disclosure requirements of SFAS 132 were revised to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by the revised Statement are effective for interim periods beginning after December 15, 2003. We adopted the interim-period disclosure requirements of SFAS 132 on January 1, 2004. The additional disclosure of information about foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004. The adoption of theses revisions of SFAS No. 132 impacted the disclosures related to our foreign pension plan in 2004, and did not have a material impact on the our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are initially recorded at fair value. Some of the warrants in our portfolio meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations may be affected by the fluctuations in the fair value of these derivative instruments. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are recorded at fair value, resulting in an unrealized gain, net of the consultants’ share of the gain and other costs. During the six months ended June 30, 2004, we recognized $0.1 million of realized gains and $0.4 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2003, we recognized $0.5 million of realized gains and $0.3 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. Based on our net income of $11.2 million for the six months ended June 30, 2004, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 5, Segment Information, in the unaudited Notes to Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998 seeking damages, including between $59 million and $75 million based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgement, dismissing all the claims made by Mt. Sinai. Mt Sinai has filed a notice of appeal with respect to this decision. While there can be no assurance as to the outcome, we believe that the claims are without merit.

Item 4.	Submission of Matters to a Vote of Securities

At our Annual Meeting of Stockholders held on May 12, 2004 in New York, New York, our stockholders voted on the following matter:

The election of three directors, Richard I. Beattie, John A. Fazio and Antonio Borges, to serve for a term of three years or until their successors have been elected and qualified.

The election of one director, Thomas J. Friel, to serve for a term of two years or until a successor has been elected and qualified.

The nominees to the Board of Directors were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Richard I. Beattie	15,768,590	550,621
Antonio Borges	16,130,855	188,356
John A. Fazio	16,151,881	167,330
Thomas J. Friel	16,013,270	305,941

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.01	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

*10.01	Amendment No. 1 to Credit Agreement between Heidrick & Struggles International, Inc. and JP Morgan Chase Bank as administrative agent dated December 22, 2003

*10.02	Employment agreement of Eileen A. Kamerick

* 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	Reports on Form 8-K

On April 14, 2004, we filed a report under Item 5 and Item 7 regarding a press release announcing the election of Antonio Borges to the Board of Directors.

On April 30, 2004, we furnished a report under Item 7 and Item 12 regarding a news release reporting our 2004 first quarter financial results.

On June 2, 2004, we filed a report under Item 5 and Item 7 regarding a press release announcing that Eileen A. Kamerick has been named Chief Financial Officer.

On June 14, 2004, we filed a report under Item 5 and Item 7 regarding a press release announcing the election of Jill Kanin-Lovers to the Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Chief Financial Officer