Form 10-Q
period 2004-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2004-11-09
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 1, 2004, there were 19,173,357 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$280,231	$119,289
Accounts receivable, net of allowance for doubtful accounts	56,422	46,847
Other receivables	2,195	3,191
Prepaid expenses	9,099	9,022
Deferred income taxes	7,035	—

Total current assets	354,982	178,349

Non-current assets:
Property and equipment, net	28,348	33,466
Assets designated for retirement and pension plans	28,840	28,751
Investments	3,331	2,842
Other non-current assets	3,552	4,226
Goodwill	48,622	48,627
Other intangible assets, net	7,109	7,771

Total non-current assets	119,802	125,683

Total assets	$474,784	$304,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$25	$568
Accounts payable	6,688	7,196
Accrued salaries and employee benefits	86,429	61,275
Other accrued liabilities	91,806	21,660
Current portion of accrued restructuring charges	10,830	18,090
Income taxes payable, net	13,035	4,349

Total current liabilities	208,813	113,138

Non-current liabilities:
Long-term debt, less current maturities	—	26
Retirement and pension plans	33,113	32,232
Non-current portion of accrued restructuring charges	22,100	27,698
Other non-current liabilities	5,694	4,729

Total non-current liabilities	60,907	64,685

Total liabilities	269,720	177,823

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 19,166,798 and 18,339,567 shares were outstanding at September 30, 2004 and December 31, 2003, respectively	196	196
Treasury stock at cost, 418,979 and 1,246,210 shares at September 30, 2004 and December 31, 2003, respectively	(7,357)	(21,898)
Additional paid in capital	242,963	250,489
Accumulated deficit	(33,595)	(106,895)
Accumulated other comprehensive income	5,951	6,712
Deferred stock-based compensation	(3,094)	(2,395)

Total stockholders’ equity	205,064	126,209

Total liabilities and stockholders’ equity	$474,784	$304,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	$91,607	$76,941	$276,762	$235,926
Reimbursements	4,750	5,531	14,903	17,417

Total revenue	96,357	82,472	291,665	253,343

Operating expenses:
Salaries and employee benefits	60,378	51,148	188,046	168,215
General and administrative expenses	23,033	21,081	66,804	64,041
Reimbursed expenses	4,750	5,531	14,903	17,417
Restructuring charges	—	1,413	—	6,913

Total operating expenses	88,161	79,173	269,753	256,586

Operating income (loss)	8,196	3,299	21,912	(3,243)

Non-operating income (expense):
Interest income	671	383	1,366	1,343
Interest expense	(19)	(20)	(42)	(110)
Realized and unrealized gains on equity and warrant portfolio, net of the consultants’ share of the gains	56,445	199	56,967	447
Other, net	158	115	52	(1,022)

Net non-operating income	57,255	677	58,343	658

Income (loss) before income taxes	65,451	3,976	80,255	(2,585)
Provision for income taxes	3,302	2,924	6,955	5,709

Net income (loss)	$62,149	$1,052	$73,300	$(8,294)

Basic earnings (loss) per common share	$3.25	$0.06	$3.88	$(0.46)

Diluted earnings (loss) per common share	$3.08	$0.05	$3.68	$(0.46)

Weighted average common shares outstanding:
Basic	19,124	18,261	18,872	18,186
Diluted	20,167	19,141	19,895	18,186

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Deferred Stock- Based Compen- sation	Total
	Shares	Amount
Balance at December 31, 2003	18,340	$196	$(21,898)	$250,489	$(106,895)	$6,712	$(2,395)	$126,209

Net income	—	—	—	—	73,300	—	—	73,300

Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	—	—	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	—	—	(764)	—	(764)

Total comprehensive income (loss)	—	—	—	—	73,300	(761)	—	72,539

Treasury and common stock transactions:

Issuance of restricted stock units	—	—	—	3,131	—	—	(3,131)	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,429	2,429

Other stock-based compensation	—	—	—	304	—	—	—	304

Forfeitures of restricted stock units	—	—	—	(1,168)	—	—	3	(1,165)

Exercise of stock options	479	—	8,422	(908)	—	—	—	7,514

Vested restricted stock units, net of tax withholdings	348	—	6,119	(8,885)	—	—	—	(2,766)

Balance at September 30, 2004	19,167	$196	$(7,357)	$242,963	$(33,595)	$5,951	$(3,094)	$205,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$73,300	$(8,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,702	10,393
Deferred income taxes	(7,035)	3,589
Net realized and unrealized losses (gains) on equity and warrant portfolio	(56,967)	(447)
Stock-based compensation expense, net	1,568	3,364
Restructuring charges	—	6,913
Cash paid for restructuring charges	(12,858)	(16,611)
Changes in assets and liabilities:
Trade and other receivables	(8,700)	(6,334)
Accounts payable	(483)	(2,587)
Accrued expenses	20,598	(11,240)
Income taxes recoverable (payable), net	8,741	16,157
Other, net	746	8,312

Net cash provided by operating activities	28,612	3,215

Cash flows from investing activities:
Capital expenditures	(3,948)	(4,231)
Proceeds from sales of equity securities	128,920	605
Other, net	118	437

Net cash provided by (used in) investing activities	125,090	(3,189)

Cash flows from financing activities:
Payments on debt	(569)	(476)
Proceeds from stock options exercised	7,514	806
Purchases of treasury stock	—	(3,175)

Net cash provided by (used in) financing activities	6,945	(2,845)

Effect of foreign currency exchange rates on cash and cash equivalents	295	2,763

Net increase (decrease) in cash and cash equivalents	160,942	(56)

Cash and cash equivalents:
Beginning of period	119,289	110,220

End of period	$280,231	$110,164

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

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$62,149	$1,052	$73,300	$(8,294)
Add: Stock-based compensation expense already included in net income, net of tax in 2003	716	1,004	1,568	1,985
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and performance share plan, net of tax in 2003	(2,946)	(3,059)	(8,074)	(8,381)

Pro forma	$59,919	$(1,003)	$66,794	$(14,690)

Basic earnings (loss) per share:
As reported	$3.25	$0.06	$3.88	$(0.46)
Pro forma	3.13	(0.05)	3.54	(0.81)

Diluted earnings (loss) per share:
As reported	$3.08	$0.05	$3.68	$(0.46)
Pro forma	3.03	(0.05)	3.38	(0.81)

Investments

The Company receives warrants for equity securities in client companies, in addition to the cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value, using the Black Scholes model, in the Consolidated Balance Sheet, with a corresponding amount recorded as net revenue in the Consolidated Statement of Operations. Compensation expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statement of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Other warrants received and which do not meet the definition of a derivative instrument under SFAS No. 133 are initially recorded at their fair value, using the Black Scholes model, in the Consolidated Balance Sheet, with a corresponding amount recorded as net revenue in the Consolidated Statement of Operations. Compensation expense related to this net revenue is also recorded. These warrants are accounted for using the cost method, and subsequent changes in fair value are not recognized. However, these warrants are regularly reviewed for other-than-temporary declines in fair value. Any declines in the fair value of these warrants are recorded in the Consolidated Statement of Operations as unrealized losses, net of the consultants’ share of the losses.

Upon a value event such as an initial public offering or an acquisition, any changes in the fair value of the warrants, both derivatives and non-derivatives, are recorded in the Consolidated Statement of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Subsequent changes in the fair value of these available-for-sale investments are recorded as a component of accumulated other comprehensive income. Upon the sale of these investments, the Company records a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 classifications.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2003	$18,362	$28,701	$1,564	$48,627
Exchange rate fluctuations	—	(18)	13	(5)

Balance at September 30, 2004	$18,362	$28,683	$1,577	$48,622

Pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual impairment test of goodwill in the fourth quarter of 2003. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology, with the assistance of an independent valuation firm. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

Other Intangible Assets

The carrying amount of amortizable other intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life	September 30, 2004			December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.3	$11,302	$(4,193)	$7,109	$11,302	$(3,537)	$7,765

Other intangible assets	3.4	1,625	(1,625)	—	1,625	(1,619)	6

Total		$12,927	$(5,818)	$7,109	$12,927	$(5,156)	$7,771

Intangible amortization expense for the three months ended September 30, 2004 and 2003 was $219 thousand and $347 thousand, respectively. Intangible amortization expense for the nine months ended September 30, 2004 and 2003 was $662 thousand and $1.2 million, respectively. The estimated amortization expense for each of the next five years is as follows:

Year Ended December 31,
2004	$881
2005	874
2006	874
2007	874
2008	874

4. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic earnings (loss) per common share:
Net income (loss)	$62,149	$1,052	$73,300	$(8,294)

Weighted average common shares outstanding	19,124	18,261	18,872	18,186

Basic earnings (loss) per common share	$3.25	$0.06	$3.88	$(0.46)

Diluted earnings (loss) per common share:
Net income (loss)	$62,149	$1,052	$73,300	$(8,294)
Weighted average common shares outstanding	19,124	18,261	18,872	18,186
Dilutive common shares	1,043	880	1,023	—

Weighted average diluted common shares outstanding	20,167	19,141	19,895	18,186

Diluted earnings (loss) per common share	$3.08	$0.05	$3.68	$(0.46)

For the nine months ended September 30, 2003, there were approximately 0.6 million dilutive common shares that were not included in the computation of the loss per common share because the effect of their inclusion would have been anti-dilutive.

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

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
North America	$49,947	$42,786	$149,567	$129,332
Latin America	3,569	3,299	9,239	8,235
Europe	29,965	25,855	94,544	82,293
Asia Pacific	8,126	5,001	23,412	16,066

Revenue before reimbursements (net revenue)	91,607	76,941	276,762	235,926
Reimbursements	4,750	5,531	14,903	17,417

Total	$96,357	$82,472	$291,665	$253,343

Operating income (loss):
North America	$10,790	$11,987	$31,532	$28,029
Latin America	450	598	498	578
Europe	1,139	(2,158)	2,501	(3,542)
Asia Pacific	1,609	384	5,008	1,913

Total regions	13,988	10,811	39,539	26,978
Corporate	(5,792)	(6,099)	(17,627)	(23,308)
Restructuring charges	—	(1,413)	—	(6,913)

Total	$8,196	$3,299	$21,912	$(3,243)

Depreciation and amortization:
North America	$1,432	$1,288	$4,225	$4,154
Latin America	104	69	288	264
Europe	1,049	1,452	3,256	4,482
Asia Pacific	183	195	565	577

Total regions	2,768	3,004	8,334	9,477
Corporate	495	290	1,368	916

Total	$3,263	$3,294	$9,702	$10,393

Capital expenditures:
North America	$536	$505	$1,682	$1,602
Latin America	44	41	183	140
Europe	8	319	1,078	1,126
Asia Pacific	80	304	277	775

Total regions	668	1,169	3,220	3,643
Corporate	212	157	728	588

Total	$880	$1,326	$3,948	$4,231

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	September 30, 2004	December 31, 2003
Identifiable assets:
North America	$63,552	$60,457
Latin America	6,560	5,390
Europe	130,658	141,080
Asia Pacific	27,319	21,837

Total regions	228,089	228,764
Corporate	246,695	75,268

Total	$474,784	$304,032

Goodwill and other intangible assets, net:
North America	$21,656	$22,099
Latin America	—	—
Europe	32,498	32,735
Asia Pacific	1,577	1,564

Total	$55,731	$56,398

6. Restructuring Charges

In 2001, the Company began the restructuring of its business to better align costs with expected net revenue levels. During 2001, 2002 and 2003 the Company recorded restructuring charges of $53.2 million, $48.5 million and $29.4 million, respectively.

Included in these restructuring charges are $6.9 million, recorded in the first nine months of 2003, to increase previously established accruals for office space reflecting the expectation of longer vacancy periods due in part to weakness in the real estate markets in which leased properties are located. By segment, the restructuring charges recorded in the first nine months of 2003 are as follows: North America $1.8 million and Europe $5.1 million.

The table below outlines the restructuring-related accruals at September 30, 2004 and December 31, 2003, and the cash payments for the nine months ended September 30, 2004:

	Severance And Other Employee- Related Costs	Office Consolidations	Total
Accrual balance at December 31, 2003	$6,443	$39,345	$45,788
Cash payments	(3,731)	(9,127)	(12,858)

Accrual balance at September 30, 2004	$2,712	$30,218	$32,930

7. Income Taxes

During the three months ended September 30, 2003, the Company had pre-tax income of $4.0 million and recorded an income tax provision of $2.9 million. The effective tax rate for the three months ended September 30, 2003 was 73.5%. The effective tax rate far exceeded the statutory rate due to the fact that the Company did not record an income tax benefit on the losses of certain non-U.S. operations.

During the nine months ended September 30, 2003, the Company had a pre-tax loss of $2.6 million and recorded an income tax provision of $5.7 million. The income tax provision recorded in the first nine months of 2003 includes an expense of $4.3 million to reduce certain deferred tax assets, related to the excess of expense for accounting purposes over the related deduction for tax purposes, required to be recorded upon the vesting of restricted stock units in the first half of 2003. Excluding the tax expense related to the reduction of deferred tax assets, the tax provision for the nine months ended September 30, 2003 was $1.4 million, primarily related to income tax expense for certain non-U.S. operations. A tax provision was recorded despite the existence of a loss before income taxes as a result of the Company not recording an income tax benefit on the losses of certain non-U.S. operations.

In the fourth quarter of 2003, the Company recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. At that time, the Company anticipated that it would generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the affects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

As a result of a significant warrant monetization in the third quarter of 2004, the Company now expects that it will generate income in 2004 for U.S. income tax purposes. Accordingly, the Company determined that a lesser valuation allowance is required relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $7.0 million reduction to the income tax expense and the valuation allowance.

For the three and nine months ended September 30, 2004, the effective tax rate was 5.0% and 8.7%, respectively, which is lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and the utilization of net operating loss and capital loss carryforwards.

8. Significant Warrant Monetization

In 2001, the Company received warrants to purchase 1,194,308 shares of Class B common stock of Google Inc. (“Google”) at a price of $0.30 per share issued in connection with recruitment fees. On August 19, 2004, the Company exercised the warrants pursuant to their cashless exercise feature and received 1,190,092 shares of Google common stock.

In multiple transactions on September 13, 2004 and September 14, 2004, the Company sold all the shares of common stock of Google that it held in ordinary brokerage transactions at an average price of $108.22 less expenses associated with the transactions resulting in aggregate net proceeds of approximately $128.8 million.

Pursuant to the terms of the Company’s compensation policy with respect to warrants, 55% of the net proceeds from these sales of shares of common stock of Google is payable to our consultants involved with the search in the month following the monetization. The Company’s current Chief Executive Officer, Thomas J Friel, was a member of this search team and will receive 25% of the consultants’ team share. Mr. Friel’s share is solely related to his work as a search consultant in 2001, at which time he was not the Company’s Chief Executive Officer. Mr. Friel has elected to defer receipt of his share of the net proceeds under an existing deferred compensation plan. The remaining 75% of the consultants’ team share of the net proceeds, approximately $53.1 million, was paid in October 2004.

9. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Realized gains on investments	$56,930	$74	$57,009	$605
Unrealized gains (losses) on derivative instruments	(485)	125	(42)	(158)

Realized and unrealized gains on equity and warrant portfolio, net of the consultants’ share of the gains	$56,445	$199	$56,967	$447

During the three months ended September 30, 2004, the Company recognized a realized gain of $56.9 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of its shares of common stock of Google.

10. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$62,149	$1,052	$73,300	$(8,294)
Change in foreign currency translation adjustments	661	1,062	(764)	5,091
Change in unrealized gain on available-for-sale investment, net of tax in 2003	(2)	(14)	3	(42)

Comprehensive income (loss)	$62,808	$2,100	$72,539	$(3,245)

11. Guarantees

The Company has issued a letter of credit and guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit and guarantees is approximately $8.4 million as of September 30, 2004. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

12. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$95	$165	$287	$488
Interest cost	304	316	917	935
Amortization of net gain	(50)	—	(149)	—

Net periodic benefit cost	$349	$481	$1,055	$1,423

13. Recently Issued Financial Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The disclosure requirements of SFAS 132 were revised to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures relating to net periodic benefit cost required by the revised Statement are effective for interim periods beginning after December 15, 2003. The Company adopted the interim-period disclosure requirements of SFAS 132 related to net periodic benefit cost on January 1, 2004. The additional disclosure of information about employer contributions related to foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004 and interim periods beginning with the first quarter of 2005. The adoption of these revisions of SFAS No. 132 impacted the disclosures related to the Company’s foreign pension plan in 2004 and will further impact the disclosures in 2005, and is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; price competition; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. Our reports filed with the U. S. Securities and Exchange Commission (in particular, our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003 under Risk Factors in Item 1) also include information on factors that may affect the outcome of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our Company and our shareholders. Consultants are rewarded for individual performance based on a system which directly ties compensation to the amount of net revenue for which the consultant is responsible. Actual compensation is adjusted, up or down, based on the Company’s performance against profitability targets approved by the Compensation Committee of the Board of Directors. Each quarter, we evaluate the expected annual performance of both the consultants and the Company. As annualized performance estimates are revised each quarter, compensation accruals are adjusted in each region. As a result, the discretionary portion of compensation expense may fluctuate significantly from quarter to quarter.

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

In 2003, continued global economic weakness and geopolitical tensions adversely impacted the business environment and, consequently, the demand for our services. As a result, we announced further reductions in our workforce, primarily in Europe. In addition, we increased previously established accruals for unused office space, reflecting the expectation of longer vacancy periods due in part to weakness in the real estate markets in which leased properties are located.

2004 Outlook

For 2004, we currently anticipate that net revenue will grow at a rate in the mid teens. This performance assumes that the worldwide economy will continue to strengthen. At that level of net revenue growth, we would expect to generate an operating margin of approximately 7%.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	5.2	7.2	5.4	7.4

Total revenue	105.2	107.2	105.4	107.4

Operating expenses:
Salaries and employee benefits	65.9	66.5	67.9	71.3
General and administrative expenses	25.1	27.4	24.1	27.1
Reimbursements	5.2	7.2	5.4	7.4
Restructuring charges	—	1.8	—	2.9

Total operating expenses	96.2	102.9	97.5	108.8

Operating income (loss)	8.9	4.3	7.9	(1.4)

Non-operating income (expense):
Interest income	0.7	0.5	0.5	0.6
Interest expense	—	—	—	—
Realized and unrealized gains on equity and warrant portfolio, net of the consultants’ share of the gains	61.6	0.3	20.6	0.2
Other, net	0.2	0.1	—	(0.4)

Net non-operating income	62.5	0.9	21.1	0.3

Income (loss) before income taxes	71.4	5.2	29.0	(1.1)
Provision for income taxes	3.6	3.8	2.5	2.4

Net income (loss)	67.8%	1.4%	26.5%	(3.5)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
North America	$49,947	$42,786	$149,567	$129,332
Latin America	3,569	3,299	9,239	8,235
Europe	29,965	25,855	94,544	82,293
Asia Pacific	8,126	5,001	23,412	16,066

Revenue before reimbursements (net revenue)	91,607	76,941	276,762	235,926
Reimbursements	4,750	5,531	14,903	17,417

Total	$96,357	$82,472	$291,665	$253,343

Operating income (loss):
North America	$10,790	$11,987	$31,532	$28,029
Latin America	450	598	498	578
Europe	1,139	(2,158)	2,501	(3,542)
Asia Pacific	1,609	384	5,008	1,913

Total regions	13,988	10,811	39,539	26,978
Corporate	(5,792)	(6,099)	(17,627)	(23,308)
Restructuring charges	—	(1,413)	—	(6,913)

Total	$8,196	$3,299	$21,912	$(3,243)

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Total revenue. Consolidated total revenue increased $13.9 million, or 16.8%, to $96.4 million for the three months ended September 30, 2004 from $82.5 million for the three months ended September 30, 2003. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $14.7 million, or 19.1%, to $91.6 million for the three months ended September 30, 2004 from $76.9 million for the three months ended September 30, 2003. All of our industry practices experienced increases in net revenue, with the exception of the Higher Education practice. Excluding a positive impact of $2.7 million due to exchange rate fluctuations, net revenue increased approximately 16%. We believe this increase reflects the impact of the continuing economic improvement in the global economy. The number of confirmed executive searches increased 14% compared to the third quarter of 2003.

Net revenue in North America was $49.9 million for the three months ended September 30, 2004, an increase of $7.1 million, or 16.7%, from $42.8 million in the third quarter of 2003. Increases in the Financial Services, Consumer, Health Care, Industrial and Technology practices’ net revenue more than offset weakness in the remaining practices. In Latin America, net revenue was $3.6 million for the three months ended September 30, 2004, an increase of $0.3 million, or 8.2%, from $3.3 million in the third quarter of 2003. The increase in the Professional Services, Technology, Higher Education and Health Care practices’ net revenue was partially offset by declines across the other practices. Exchange rate fluctuations did not impact net revenue in Latin America in the 2004 third quarter. Net revenue in Europe was $30.0 million for the three months ended September 30, 2004, an increase of $4.1 million, or 15.9%, from $25.9 million in the third quarter of 2003. Most of the practices experienced increases in net revenue, with the exception of the Technology and Higher Education practices.

Excluding a positive impact of $2.5 million due to exchange rate fluctuations, Europe’s net revenue increased by approximately 6% from the comparable quarter of 2003. In Asia Pacific, net revenue was $8.1 million for the three months ended September 30, 2004, an increase of $3.1 million, or 62.5%, from $5.0 million in the third quarter of 2003. All of the practices experienced significant increases in net revenue with the exception of the Health Care and Higher Education practices. Excluding a positive impact of $0.2 million due to exchange rate fluctuations, Asia Pacific’s net revenue increased approximately 58% compared to the same quarter in 2003.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $9.3 million, or 18.0%, to $60.4 million for the three months ended September 30, 2004 from $51.1 million for the three months ended September 30, 2003. The increase was primarily attributable to $8.2 million of additional performance-related compensation expense for executive search consultants and support staff and an increase of $1.1 million in fixed salaries and employee benefits. Performance-related compensation accruals have been adjusted in each region based upon expected annual performance and in accordance with our compensation model. Excluding a negative impact of $2.1 million due to exchange rate fluctuations, consolidated salaries and employee benefits expense increased approximately 14% compared to the same quarter in 2003.

As a percentage of net revenue, salaries and employee benefits expense was 65.9% in the third quarter of 2004, compared to 66.5% in the third quarter of 2003.

General and administrative expenses. Consolidated general and administrative expenses increased $1.9 million, or 9.3%, to $23.0 million for the three months ended September 30, 2004 from $21.1 million for the three months ended September 30, 2003. This increase was due to $1.6 million of higher discretionary spending and an increase of $0.3 million in bad debt expense. Excluding a negative impact of $0.7 million due to exchange rate fluctuations, consolidated general and administrative expenses increased approximately 6% compared to the same quarter in 2003.

As a percentage of net revenue, general and administrative expenses decreased to 25.1% in the third quarter of 2004 from 27.4% in the third quarter of 2003.

Restructuring charges. In the third quarter of 2003, we recorded a restructuring charge of $1.4 million in North America to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of longer vacancy periods due in part to weakness in the real estate markets in which leased properties are located.

Operating income. Our consolidated operating income was $8.2 million for the three months ended September 30, 2004 compared to $3.3 million for the three months ended September 30, 2003. The improvement in operating income of $4.9 million was due to the increase in net revenue of $14.7 million offset by increases in salaries and employee benefits expense of $9.3 million and general and administrative expenses of $1.9 million. The third quarter of 2003 included restructuring charges of $1.4 million while no restructuring charges were recorded in the third quarter of 2004.

In North America, operating income for the three months ended September 30, 2004 decreased $1.2 million to $10.8 million from $12.0 million for the three months ended September 30, 2003. The increase of $7.1 million in North America’s net revenue and lower fixed salaries and employee benefits expense of $0.6 million were offset by $6.8 million of additional performance-related compensation expense, and increases of $0.1 million in bad debt expense and $2.0 million of additional general and administrative expenses. Performance-related compensation expense was unusually low in the third quarter of 2003 as a result of adjusting performance-related compensation accruals to reflect expected annual performance levels that were lower than previously anticipated.

In Latin America, operating income for the three months ended September 30, 2004 was $0.5 million, a decrease of $0.1 million, compared to $0.6 million for the three months ended September 30, 2003. The increase in net revenue of $0.3 million was offset by higher salary and employee benefits expense.

In Europe, operating income for the three months ended September 30, 2004 increased $3.3 million to $1.1 million compared to an operating loss of $2.2 million for the three months ended September 30, 2003. The increase in net revenue of $4.1 million and $0.3 million of lower general and administrative expenses more than offset an increase of $1.1 million of salaries and employee benefits expense.

In Asia Pacific, operating income for the three months ended September 30, 2004 was $1.6 million, an increase of $1.2 million, compared to $0.4 million for the three months ended September 30, 2003. The increase in net revenue of $3.1 million was partially offset by an increase of $1.7 million in salaries and employee benefits expense and an increase of $0.2 million of general and administrative expenses.

We have become aware that we do not hold a license required to conduct certain executive search activity in Japan. As a result, in September, we ceased engaging in executive search work, although we arranged for a licensed firm to service our clients on searches that were ongoing at the time. We are currently working with the relevant governmental authorities to obtain the required license. We cannot be certain when, or if, this license will be obtained or what the ultimate impact may be on our business. During the third quarter of 2004, the impact on net revenue was less the $0.3 million, or 4% of net revenue in the Asia Pacific region, as a result of ceasing executive search work in Japan. Historically, Japan has comprised approximately 2% of consolidated net revenue (or 20% of net revenue of the Asia Pacific region).

Unallocated corporate expenses for the three months ended September 30, 2004 were $5.8 million, a decrease of $0.3 million, compared to unallocated corporate expenses of $6.1 million for the three months ended September 30, 2003. Salaries and employee benefits expense decreased by $0.1 million and general and administrative expenses decreased by $0.2 million.

Non-operating income (expense). The following table presents the components of our net non-operating income (expense) for the three months ended September 30, 2004 and 2003, respectively (in millions):

	Three Months Ended September 30,
Non-operating income (expense):	2004	2003	Change
Interest income	$0.7	$0.4	$0.3
Interest expense	—	—	—
Realized and unrealized gains (losses) on equity and warrant portfolio net of the consultants’ share of the gains (losses):
Realized gains on investments	56.9	0.1	56.8
Unrealized gains (losses) on derivative instruments	(0.5)	0.1	(0.6)

Net realized and unrealized gains	56.4	0.2	56.2

Other, net	0.2	0.1	—

Net non-operating income	$57.3	$0.7	$56.6

Note:	Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income in the third quarter of 2004 increased $0.3 million to $0.7 million due to higher average cash balances.

We receive warrants for equity securities in client companies, in addition to the cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value, using the Black Scholes model, in the Consolidated Balance Sheet, with a corresponding amount recorded as net revenue in the Consolidated Statement of Operations. Compensation expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statement of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Other warrants received and which do not meet the definition of a derivative instrument under SFAS No. 133 are initially recorded at their fair value, using the Black Scholes model, in the Consolidated Balance Sheet, with a corresponding amount recorded as net revenue in the Consolidated Statement of Operations. Compensation expense related to this net revenue is also recorded. These warrants are accounted for using the cost method, and subsequent changes in fair value are not recognized. However, these warrants are regularly reviewed for other-than-temporary declines in fair value. Any declines in the fair value of these warrants are recorded in the Consolidated Statement of Operations as unrealized losses, net of the consultants’ share of the losses.

Upon a value event such as an initial public offering or an acquisition, any changes in the fair value of the warrants, both derivatives and non-derivatives, are recorded in the Consolidated Statement of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Subsequent changes in the fair value of these available-for-sale investments are recorded as a component of accumulated other comprehensive income. Upon the sale of these investments, the Company records a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

In 2001, we received warrants to purchase 1,194,308 shares of Class B common stock of Google Inc. (“Google”) at a price of $0.30 per share issued in connection with recruitment fees. On August 19, 2004, we exercised the warrants pursuant to their cashless exercise feature and received 1,190,092 shares of Google common stock.

In multiple transactions on September 13, 2004 and September 14, 2004, we sold all the shares of common stock of Google that we held in ordinary brokerage transactions at an average price of $108.22 less expenses associated with the transaction resulting in aggregate net proceeds of approximately $128.8 million.

During the three months ended September 30, 2004, we recognized a realized gain of $56.9 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google. In addition, during the three months ended September 30, 2004, we recognized $0.5 million of unrealized losses, net of the consultants’ share of the losses and other costs, related to our equity and warrant portfolio. During the three months ended September 30, 2003, we recognized $0.1 million of realized gains and $0.1 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.2 million for the three months ended September 30, 2004, compared to $0.1 million for the three months ended September 30, 2003. Other non-operating income consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. During the three months ended September 30, 2003, we had pre-tax income of $4.0 million and recorded an income tax provision of $2.9 million. The effective tax rate for the three months ended September 30, 2003 was 73.5%. The effective tax rate far exceeded the statutory due to the fact that we did not record an income tax benefit on the losses of certain non-U.S. operations.

In the fourth quarter of 2003, we recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. At that time, we anticipated that we would generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the affects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

As a result of a significant warrant monetization in the third quarter of 2004, we now expect that we will generate income in 2004 for U.S. income tax purposes. Accordingly, we determined that a lesser valuation allowance is required related to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $7.0 million reduction to the income tax expense and the valuation allowance.

For the three months ended September 30, 2004, the effective tax rate was 5.0%, which is lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and the utilization of net operating loss and capital loss carryforwards.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Total revenue. Consolidated total revenue increased $38.4 million, or 15.1%, to $291.7 million for the nine months ended September 30, 2004 from $253.3 million for the nine months ended September 30, 2003. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $40.9 million, or 17.3%, to $276.8 million for the nine months ended September 30, 2004 from $235.9 million for the nine months ended September 30, 2003. Increases in the Financial Services, Consumer, Technology, Professional Services and Health Care practices’ net revenue offset decreases in the remaining practices. Excluding a positive impact of $10.6 million due to exchange rate fluctuations, net revenue increased approximately 13%. We believe this increase reflects the impact of the continuing economic improvement in the global economy. The number of confirmed executive searches increased 8% compared to the same period of 2003.

Net revenue in North America was $149.6 million for the nine months ended September 30, 2004, an increase of $20.3 million, or 15.6%, from $129.3 million for the nine months ended September 30, 2003. Increases in the Financial Services, Industrial, Consumer, Technology and Health Care practices’ net revenue more than offset weakness in the remaining practices. In Latin America, net revenue was $9.2 million for the nine months ended September 30, 2004, an increase of $1.0 million, or 12.2%, from $8.2 million for the nine months ended September 30, 2003. The increase in Financial Services, Professional Services, Technology, Higher Education and Health Care practices’ net revenue was partially offset by declines across the other practices. Excluding a positive impact of $0.1 million due to exchange rate fluctuations, Latin America’s net revenue increased by approximately 11% from the comparable period in 2003. Net revenue in Europe was $94.5 million for the nine months ended September 30, 2004, an increase of $12.2 million, or 14.9%, from $82.3 million for the nine months ended September 30, 2003. All of the practices experienced increases in net revenue with the exception of the Industrial and Technology practices which experienced modest declines. Excluding a positive impact of $9.1 million due to exchange rate fluctuations, Europe’s net revenue increased by approximately 4% from the comparable period in 2003. In Asia Pacific, net revenue was $23.4 million for the nine months ended September 30, 2004, an increase of $7.3 million, or 45.7%, from $16.1 million for the nine months ended September 30, 2003. All of the practices experienced increases in net revenue with the exception of the Higher Education practice which experienced a decline and the Consumer practice that was essentially even with last year. Excluding a positive impact of $1.3 million due to exchange rate fluctuations, Asia Pacific’s net revenue increased approximately 37% compared to the same period of 2003.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $19.8 million, or 11.8%, to $188.0 million for the nine months ended September 30, 2004 from $168.2 million for the nine months ended September 30, 2003. Salary and employee benefits expense for the nine months ended September 30, 2003 includes $5.2 million of expense related to the separation agreements for the former CEO and the former President and COO, as well as approximately $2.8 million of severance-related expenses, primarily in Europe and North America offset by a $0.9 million reduction in employee benefit expense accruals. Excluding these expenses, which we believe more appropriately reflects our core operations, consolidated salaries and employee benefits expense increased $26.9 million, or 16.7%. Performance-related compensation increased $26.8 million as a result of higher net revenue levels and improved profitability. Performance-related compensation accruals have been adjusted in each region based upon expected annual performance and in accordance with our compensation model. Excluding a negative impact of $8.0 million due to exchange rate fluctuations, consolidated salaries and employee benefits expense increased approximately 7% compared to the same period in 2003.

As a percentage of net revenue, salaries and employee benefits expense was 67.9% for the nine months ended September 30, 2004 compared to 71.3% for the nine months ended September 30, 2003. Excluding the $8.0 million of severance-related expenses and the $0.9 million adjustment for employee benefit accruals in 2003, which we believe more appropriately reflects our core operations, salaries and employee benefits expense as a percentage of net revenue was 68.3%, slightly higher than the nine months ended September 30, 2004.

General and administrative expenses. Consolidated general and administrative expenses increased $2.8 million, or 4.3%, to $66.8 million for the nine months ended September 30, 2004 from $64.0 million for the nine months ended September 30, 2003. This increase was due to $1.9 million of additional operating expenses associated with higher net revenue levels and the Sarbanes-Oxley Act, and an increase of $1.7 million in bad debt expense offset by $0.8 million of lower rent, depreciation, amortization and other infrastructure expense. Excluding a negative impact of $2.8 million due to exchange rate fluctuations, consolidated general and administrative expenses were approximately even with the third quarter of 2003.

As a percentage of net revenue, general and administrative expenses decreased to 24.1% for the nine months ended September 30, 2004 from 27.1% for the nine months ended September 30, 2003.

Restructuring charges. In the first nine months of 2003, we recorded restructuring charges of $6.9 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. The accruals were increased to reflect the expectation of longer vacancy periods due in part to weakness in the real estate markets in which leased properties are located. By segment, North America recorded $1.8 million and Europe recorded $5.1 million. No restructuring charges were recorded in the first nine months of 2004.

Operating income (loss). Our consolidated operating income was $21.9 million for the nine months ended September 30, 2004 compared to an operating loss of $3.2 million for the nine months ended September 30, 2003. The improvement in operating income of $25.1 million was due to the increase in net revenue of $40.9 million offset by increases in salaries and benefits of $19.8 million and general and administrative expenses of $2.8 million. The first nine months of 2003 included restructuring charges of $6.9 million while no restructuring charges were recorded in the first nine months of 2004.

In North America, operating income for the nine months ended September 30, 2004 increased $3.5 million to $31.5 million from $28.0 million for the nine months ended September 30, 2003. The increase of $20.3 million in North America’s net revenue and lower fixed salaries and employee benefits expense of $4.9 million were offset by increases of $19.9 million of performance-related compensation expense, $0.8 million of bad debt expense and $1.0 million of operating and facilities-related expenses.

In Latin America, operating income for the nine months ended September 30, 2004 was $0.5 million, compared to $0.6 million for the nine months ended September 30, 2003. The increase in net revenue of $1.0 million was offset by higher salary and employee benefits expense.

In Europe, operating income for the nine months ended September 30, 2004 increased $6.0 million to $2.5 million compared to an operating loss of $3.5 million for the nine months ended September 30, 2003. The increase in net revenue of $12.2 million and lower discretionary spending of $1.1 million was offset by an increase of $6.5 million of salaries and employee benefits expense and an increase in bad debt expense of $0.8 million. Excluding the severance-related expenses, which we believe more appropriately reflects the Europe region’s core operations, the Europe region’s operating loss would have been $1.5 million for the nine months ended September 30, 2003.

In Asia Pacific, operating income for the nine months ended September 30, 2004 was $5.0 million, an increase of $3.1 million, compared to $1.9 million for the nine months ended September 30, 2003. The increase in net revenue of $7.3 million was partially offset by an increase of $3.6 million in salaries and employee benefits expense and an increase of $0.6 million of general and administrative expenses.

We have become aware that we do not hold a license required to conduct certain executive search activity in Japan. As a result, in September, we ceased engaging in executive search work, although we arranged for a licensed firm to service our clients on searches that were ongoing at the time. We are currently working with the relevant governmental authorities to obtain the required license. We cannot be certain when, or if, this license will be obtained or what the ultimate impact may be on our business. Historically, Japan has comprised approximately 2% of consolidated net revenue (or 20% of net revenue of the Asia Pacific region).

Unallocated corporate expenses for the nine months ended September 30, 2004 were $17.6 million, a decrease of $5.7 million, compared to unallocated corporate expenses of $23.3 million for the nine months ended September 30, 2003. Corporate expenses for the nine months ended September 30, 2003 include $5.2 million related to the separation agreements for the former CEO and the former President and COO, and $0.1 million of other severance-related expenses. Excluding the severance-related expenses recorded for the nine months ended September 30, 2003, which we believe more appropriately reflects our core operations, corporate expenses decreased $0.4 million.

Non-operating income (expense). The following table presents the components of our net non-operating income (expense) for the nine months ended September 30, 2004 and 2003, respectively (in millions):

	Nine Months Ended September 30,
Non-operating income (expense):	2004	2003	Change
Interest income	$1.4	$1.3	$—
Interest expense	—	(0.1)	0.1
Realized and unrealized gains (losses) on equity and warrant portfolio net of the consultants’ share of the gains (losses):
Realized gains on investments	57.0	0.6	56.4
Unrealized losses on derivative instruments	—	(0.2)	0.1

Net realized and unrealized gains (losses)	57.0	0.4	56.5
Other, net	0.1	(1.0)	1.1

Net non-operating income	$58.4	$0.7	$57.7

Note:	Totals and sub-totals may not equal the sum of individual line items due to rounding.

During the nine months ended September 30, 2004, we recognized a realized gain of $57.0 million, net of the consultants’ share of the gain and other costs, including $56.8 related to the monetization of our shares of common stock of Google. During the nine months ended September 30, 2003, we recognized $0.6 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.1 million for the nine months ended September 30, 2004, compared to net other non-operating expense of $1.0 million for the nine months ended September 30, 2003. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. During the nine months ended September 30, 2003, we had a pre-tax loss of $2.6 million and recorded an income tax provision of $5.7 million. The income tax provision recorded in the first nine months of

2003 includes an expense of $4.3 million to reduce certain deferred tax assets, related to the excess of expense for accounting purposes over the related deduction for tax purposes, required to be recorded upon the vesting of restricted stock units in the first half of 2003. Excluding the tax expense related to the reduction of deferred tax assets, the tax provision for the nine months ended September 30, 2003 was $1.4 million, primarily related to income tax expense for certain non-U.S. operations. A tax provision was recorded despite the existence of a loss before income taxes as a result of not recording an income tax benefit on the losses of certain non-U.S. operations.

In the fourth quarter of 2003, we recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. At that time, we anticipated that we would generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the affects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

As a result of a significant warrant monetization in the third quarter of 2004, we now expect that we will generate income in 2004 for U.S. income tax purposes. Accordingly, we determined that a lesser valuation allowance is required relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $7.0 million reduction to the income tax expense and the valuation allowance.

For the nine months ended September 30, 2004, the effective tax rate was 8.7%, which is lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and the utilization of net operating loss and capital loss carryforwards.

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

In 2001, we received warrants to purchase 1,194,308 shares of Google Inc. (“Google”) at a price of $0.30 per share issued in connection with recruitment fees. On August 19, 2004, we exercised the warrants pursuant to their cashless exercise feature and received 1,190,092 shares of Google common stock.

In multiple transactions on September 13, 2004 and September 14, 2004, we sold all the shares of common stock of Google that we held in ordinary brokerage transactions at an average price of $108.22 less expenses associated with the transaction resulting in aggregate net proceeds of approximately $128.8 million.

Pursuant to the terms of our compensation policy with respect to warrants, 55% of the net proceeds from these sales of shares of common stock of Google is payable to our consultants involved with the search in the month following the monetization. Our current Chief Executive Officer, Thomas J. Friel, was a member of this search team and will receive 25% of the consultants’ team share. Mr. Friel has elected to defer receipt of his share of the net proceeds under an existing deferred compensation plan. The remaining 75% of the consultants’ team share of the net proceeds, approximately $53.1 million, was paid in October 2004.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At September 30, 2004, we had $0.4 million of deferred compensation structured as forgivable loans, none of which were with any executive officer of the Company.

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

There were no borrowings outstanding under the lines of credit at September 30, 2004 or December 31, 2003. At September 30, 2004, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents were $280.2 million and $110.2 million at September 30, 2004 and 2003, respectively. The amount of cash and cash equivalents at December 31, 2003 was $119.3 million. In October 2004, we paid $53.1 million to the consultants involved in the 2001 Google executive search under the terms of our compensation policy with respect to warrants.

Cash from operating activities. For the nine months ended September 30, 2004, cash provided by operating activities was $28.6 million, primarily as a result of an increase in bonus-related accruals and income taxes payable, offset by payments related to the restructuring charges and an increase in trade receivables.

For the nine months ended September 30, 2003, cash provided by operating activities was $3.2 million, reflecting our net loss, payments related to the restructuring charges, an increase in trade receivables and the payment of bonuses in March 2003, offset by the refund of approximately $15.1 million of U.S. income taxes paid in prior years arising from the carryback of net operating losses.

Cash from investing activities. Cash provided by investing activities was $125.1 million for the nine months ended September 30, 2004 primarily as a result of the net proceeds of $128.8 million from the sale of our shares of common stock of Google. Cash used in investing activities was $3.2 million for the nine months ended September 30, 2003. Capital expenditures were $3.9 million and $4.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Cash from financing activities. Cash provided by financing activities for the nine months ended September 30, 2004 was $6.9 million primarily as a result of stock options exercised. Cash used in financing activities was $2.8 million for the nine months ended September 30, 2003 primarily as a result of repurchases of our common stock.

The repurchases of our common stock were made in accordance with the March 6, 2001 Board of Directors’ authorization for management to repurchase up to an aggregate of 2 million shares of our common stock with an aggregate purchase price up to $100 million through March 5, 2003. From February 25, 2003 through March 5, 2003, we repurchased 288,000 shares of common stock for $3.2 million.

On May 22, 2003, our Board of Directors authorized management to repurchase up to an aggregate of 1 million shares of our common stock with an aggregate purchase price up to $20 million through May 21, 2005. No purchases of our common stock have been made under this authorization.

On October 22, 2004, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $30 million. Also at this time, the previous authorization to purchase up to $20 million through May 21, 2005 was cancelled. We have purchased 85,000 shares of our common stock for $2.5 million under this authorization through November 9, 2004.

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

Recently Issued Financial Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The disclosure requirements of SFAS 132 were revised to require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures related to net periodic benefit cost required by the revised Statement are effective for interim periods beginning after December 15, 2003. We adopted the interim-period disclosure requirements of SFAS 132 related to net periodic benefit cost on January 1, 2004. The additional disclosure of information about employer contributions related to foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004 and interim periods beginning with the first quarter of 2005. The adoption of these revisions of SFAS No. 132 impacted the disclosures related to our foreign pension plan in 2004 and will further impact the disclosures in 2005, and did not have a material impact on the our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are initially recorded at fair value. Some of the warrants in our portfolio meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, changes in the fair value of the derivatives are recorded in the Consolidated Statements of Operations. Each quarter’s results of operations may be affected by the fluctuations in the fair value of these derivative instruments. Upon a value event such as an initial public offering or an acquisition, the equity securities arising from the exercise of the warrants are recorded at fair value, resulting in an unrealized gain, net of the consultants’ share of the gain and other costs. During the nine months ended September 30, 2004, we recognized $57.0 million of realized gains related to our equity and warrant portfolio. During the nine months ended September 30, 2003, we recognized $0.6 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. Based on our net income of $73.3 million for the nine months ended September 30, 2004, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 5, Segment Information, in the unaudited Notes to Consolidated Financial Statements.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998 seeking damages, including between $59 million and $75 million based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment, dismissing all the claims made by Mt. Sinai. Mt Sinai has filed a notice of appeal with respect to this decision. While there can be no assurance as to the outcome, we believe that the claims are without merit.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3.01	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

* 10.01	Form of Heidrick & Struggles Non-Qualified Stock Option Agreement

* 10.02	Form of Heidrick & Struggles Restricted Stock Unit Participation Agreement

* 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b) Reports on Form 8-K

On July 20, 2004, we furnished a report under Item 5 and Item 7 regarding a press release announcing the election of Paul Unruh to the Board of Directors.

On July 30, 2004, we furnished a report under Item 7 and Item 12 regarding a news release reporting our 2004 second quarter financial results.

On August 5, 2004, we furnished a report under Item 7 and Item 9 regarding an Investor Relations Presentation.

On September 17, 2004, we filed a report under Item 8.01 and Item 9.01 announcing a significant warrant program monetization.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Chief Financial Officer