Form 10-K
period 2004-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2005-03-11
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $548,641,804 based upon the closing market price of $29.68 on that date of a share of Common Stock as reported on the Nasdaq National Market. As of February 25, 2005, there were 19,185,976 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2005, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of personnel for their executive management and board director positions. Focusing on top-level services offers us several advantages, including access and influence with decision makers, increased potential for downstream work, higher fees per search, enhanced brand visibility, and added barriers to entry. Working at the top also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide other leadership services including executive assessment and professional development and—through an alliance—executive coaching. We market our leadership services to current and prospective clients as four offerings: talent management, board building, executive on-boarding, and M&A effectiveness.

Heidrick & Struggles and its predecessors have been in the executive search business for more than 50 years. We provide our services to a broad range of clients through the expertise of 297 consultants located in major cities around the world. For many of our clients, our global access to and knowledge of markets and candidates is an important characteristic of our business. We provide our executive search services on a retained basis, recruiting senior executives who often earn more than $200,000 annually. Our clients include the following:

•	Fortune 500 companies

•	Major non-U.S. companies

•	Middle market and emerging growth companies

•	Governmental and not-for-profit organizations

•	Other leading private and public entities

The executive search industry is highly fragmented, consisting of several thousand executive search firms worldwide. Based on trade publication reports, we estimate that fewer than 10 executive search firms/alliances generated more than $100 million in worldwide revenue during 2004. Executive search firms are generally separated into two broad categories: retained search firms and contingency search firms. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates for positions typically with annual cash compensation of $150,000 and above. Retained executive search firms generally are compensated for their services whether or not the client employs a candidate identified by the search firm, and are generally retained on an exclusive basis. In contrast, contingency search firms usually focus primarily on positions with annual cash compensation of less than $150,000 and are compensated only upon successfully placing a recommended candidate. Executive search firms normally charge a fee for their services equal to approximately one-third of the first year’s total compensation for the position being filled.

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

Organization

Our structure, which is organized by geography and client services specialties, is designed to enable us to better understand our clients’ cultures, operations, business strategies and industries, thereby improving our ability to serve them.

Geographic Structure.    We provide executive-level search and leadership consulting to our clients worldwide through our offices in 26 countries. Major locations are managed by an Office Managing Partner, and staffed with consultants, associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

We also have affiliates in six countries. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees were $476,000 and $122,000 for the years ended December 31, 2004 and 2003, respectively.

Client Services.    Our market-facing activities are primarily structured around four groups: Board Search & Services, Target Accounts, Industry Practices and Functional Practices. The needs of each client are often served by one or more of these groups, as a combination of specialized skills are sometimes required to effectively serve the client.

•	Board Search & Services. Those consultants in our company who have the most extensive experience placing members of boards of directors and chief executive officers are part of this group, which is coordinated by one of our Vice Chairmen. The services we perform for boards of directors and chief executive officers contribute substantially to our reputation.

•	Target Accounts. We established this group because we believe it is valuable to both our company and our major clients to focus on serving these clients with an integrated services approach. Our target accounts are identified by the amount of work we historically have been engaged to perform for these clients or by revenue potential. Each identified account is managed by an account leader who has overall responsibility for drawing on the proper resources and skill sets within our company to serve that particular client.

•	Industry Practices. We report and operate our executive search business in seven broad industry categories: Financial Services, Industrial, Consumer, Technology, Health Care, Professional Services and Higher Education/Nonprofit. These industry categories and their relative sizes, as measured by net revenue for 2004, are as follows:

Industry Categories	Percentage of Net Revenue
Financial Services	31%
Industrial	17
Consumer	17
Technology	14
Health Care	9
Professional Services	8
Higher Education/Nonprofit	4

100%

Understanding the unique needs of each client—in terms of such factors as competitive landscape, business strategy and operations—is integral to providing quality service. Our internal practice structure reflects the needs of our clients and our enhanced focus on certain market sectors. Certain practices are organized as global entities, while others have a regional or local focus, as follows.

Our Global Industry Practices are: Business & Professional Services; Communications & Media; Consumer; Consumer Technology & Entertainment; Energy & Materials; Financial Services; Industrial; Life Sciences; Private Equity & Venture Capital; and Software, Hardware & Semiconductors.

Our Practices with a regional or local focus are: Diversity Services; Education/Nonprofit; Hospitals, Systems & Services; Interim Executives; Leadership Services; Managed Care; and Middle East.

Certain markets have a significant concentration of companies within particular industry sectors. For example, our Financial Services practice has its largest concentration of consultants in New York and London, two of the largest financial centers in the world. Each industry practice is coordinated by a Practice Managing Partner who facilitates the group’s marketing activities.

•	Functional Practices. We recognize that searching for candidates for particular executive positions often requires specialized skill in much the same way as a search for an executive in a particular industry. As a result, many of our executive search consultants also specialize in searches for specific “C-level” functional positions which are roles that report directly to the chief executive officer such as chief financial officers, chief information officers, chief legal officers, chief marketing officers and chief human resources officers. Our functional specialists tend to have experience with appropriate candidates from many different industries.

Our Global Functional Practices are: Board of Directors; Chief Information Officer; Finance; Human Resources; Legal; Real Estate; Research & Development; and Supply Chain.

Executive search consultants from each of our Client Services groups may work from any one of our offices around the world. For example, an executive search for a chief financial officer of an industrial company located in the United Kingdom may involve a consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in the United States with expertise in our Industrial practice and a third executive search consultant with expertise in chief financial officer recruiting. This same industrial client may also engage us to perform skill-based assessments on each of its senior managers, which could require the expertise of a professional trained in this service. If the client company is designated as a target account, all of our services will be coordinated by our account leader for that client.

Information by Geographic Segment

North America.    As of December 31, 2004, we had 140 executive search consultants in our North America segment, which includes the United States (except Miami, which we include in our Latin America geographic segment) and Canada. Our North America segment generated approximately 54% of our worldwide net revenue in 2004. The largest offices in this segment in terms of net revenue are located in New York, Chicago and Tysons Corner.

Latin America.    As of December 31, 2004, we had 20 executive search consultants in our Latin America segment, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region and is where much of the region’s business is managed. Approximately 3% of our worldwide net revenue in 2004 was generated in this segment.

Europe.    As of December 31, 2004, we had 100 executive search consultants in 13 European countries. Our Europe segment generated approximately 35% of our worldwide net revenue in 2004. The United Kingdom, Germany and France produced the highest levels of net revenue in this segment.

Asia Pacific.    As of December 31, 2004, we had 37 executive search consultants in the Asia Pacific segment. This segment generated approximately 8% of our worldwide net revenue in 2004.

For financial information relating to each geographic segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Seasonality

Historically, in years that were not affected by significant economic change, there has been some seasonality in our business. As a percentage of total annual net revenue, the first and fourth quarters of the year are typically the lowest. On average, the variance between the highest and lowest net revenue quarters is approximately three percentage points. In the last two years, as general economic conditions have improved, the fourth quarter has been the highest net revenue quarter of the year.

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

No single client accounted for more than 3% of our net revenue in 2004, 2003 or 2002.

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

Professional Staff and Employees

Our executive search professionals are categorized either as consultants or associates. Associates assist consultants by conducting research, making initial contact with candidates in some instances and performing other functions. As of December 31, 2004, we had 1,271 full-time equivalent employees, of whom 297 were executive search consultants, 327 were associates and 647 were other search, support and corporate staff.

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

EXECUTIVE OFFICERS

Our executive officers as of March 1, 2005 are as follows:

Name	Age	Position With Company

Thomas J. Friel	57	Chairman and Chief Executive Officer; Director

Fritz E. Freidinger	40	Chief Legal Officer and Corporate Secretary

Bonnie W. Gwin	45	Regional Managing Partner, Americas

Eileen A. Kamerick	46	Chief Financial Officer

L. Kevin Kelly	39	Regional Managing Partner, Asia Pacific

Vincent C. Perro	51	Managing Partner, Leadership Services

Jeff R. Scherb	47	Chief Technology and Operations Officer

Scott W. Sherwood	53	Chief Talent and Human Resources Officer

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 1, 2005:

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

Fritz E. Freidinger has been our Chief Legal Officer and Corporate Secretary since January 2004. Previously, Mr. Freidinger had been our General Counsel and Corporate Secretary since joining us in December 2002. Prior to that, Mr. Freidinger was Vice President, Global General Counsel and Corporate Secretary of Jones Lang LaSalle Incorporated from 2001 to 2002. From 1997 to 2001, Mr. Freidinger was with Hagan & Associates, a law firm providing services to Jones Lang LaSalle and its clients. In February 2005, we announced that Mr. Freidinger has resigned effective March 31, 2005. The search for his successor is currently underway.

Bonnie W. Gwin has been our Regional Managing Partner, Americas since January 2005. Previously, Ms. Gwin was Regional Managing Partner, North America from January 2004 to January 2005; Managing Partner, Technology and Professional Services Practice from October 2002 to May 2004; Managing Partner, North American Operations from February 2003 to December 2003; Managing Partner, Chicago, Cleveland, and Toronto from October 2001 to October 2002; Office Managing Partner, Cleveland from January 2001 to October 2001; and Partner in Charge of our Software specialty practice from October 2000 to February 2001. She joined us in 1997.

Eileen A. Kamerick has been our Chief Financial Officer since joining us in June 2004. Previously, Ms. Kamerick was Chief Financial Officer and Executive Vice President of Bcom3 Group, Inc. from 2001 to 2003 and Chief Financial Officer and Executive Vice President at United Stationers, Inc. from 2000 to 2001.

L. Kevin Kelly has been our Regional Managing Partner, Asia Pacific since September 2002. Previously, Mr. Kelly was Office Managing Partner, Tokyo from February 2002 to September 2002. He joined us in 1997.

Vincent C. Perro has been our Managing Partner, Leadership Services since joining us in July 2004. Previously, Mr. Perro was head of Sibson Consulting from 2001 to 2004. From 2000 to 2002, when Nextera Enterprises owned Sibson Consulting, he was head of Sibson Consulting, President of Sibson International, Chief Operating Officer of Sibson Consulting as a Nextera Enterprises officer, and a member of the Nextera Enterprises Board of Directors. From 1987 to 2000, Mr. Perro held various positions with Sibson & Company, including Chairman of the Board, President of Sibson International, and Financial Services Practice Leader.

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

Our success depends upon our ability to attract and retain consultants who possess the skills and experience necessary to fulfill our clients’ executive search needs. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or restructuring of our compensation system or competitor hiring programs. If we cannot attract, hire and retain qualified consultants, our business, financial condition and results of operations may suffer.

We may not be able to prevent our consultants from taking our clients with them to another firm.

Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases, one or two consultants have primary responsibility for a client relationship. When a consultant leaves one executive search firm and joins another, clients that have established relationships with the departing consultant may move their business to the consultant’s new employer. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant revenue loss from this client portability. If we fail to limit departing consultants from moving business to another employer, our business, financial condition and results of operations may be adversely affected.

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

We face aggressive competition.

The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and with smaller specialty firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer blocking arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Finally, competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of net revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

We rely heavily on information management systems.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may recommend a change in software platforms and programs. Such plans may result in an acceleration of depreciation expense over the shortened expected remaining life of the software. In addition, if we experience any interruptions or loss in our information processing capabilities, our business, financial condition and results of operations may suffer.

We face the risk of liability in the services we perform.

We are exposed to potential claims with respect to the executive search process. The growth and development of our other leadership consulting services brings with it the potential for new types of claims. A client could assert a claim for violations of blocking arrangements, breaches of confidentiality agreements or malpractice. In addition, candidates and client employees could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of the employment laws or malpractice. In various countries, we are subject to data protection laws impacting the handling of candidate resumes and other data. We maintain professional liability insurance in amounts and coverage that we believe are adequate. However, we cannot guarantee that our insurance will cover all claims and that the coverage will be available at reasonable rates. Significant uninsured liabilities could have a negative impact on our business, financial condition and results of operations.

Our multinational operations may be adversely affected by social, political, legal and economic risks.

We generate substantial revenue outside the United States. We offer our services through our offices in 26 countries around the world. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems and trade practices are evolving. Commercial laws in these countries are often vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

We may not be able to align our cost structure with net revenue.

Over the last several years, we took steps to reduce our workforce, consolidate and close offices and reduce other expenses. However, our cost structure, particularly in certain areas in Europe, continues to be high in relation to net revenue. Although we have not yet finalized our action plans, we expect to record restructuring charges of between $9 million and $15 million for severance and office closures and consolidations, primarily in Europe, beginning in the second quarter of 2005. If we do not reduce our costs in proportion to demand for our services in a timely manner or if we reduce our workforce so that we are unable to service increased demand, our business, financial condition and results of operations could be adversely affected.

Our net revenue may be affected by adverse economic conditions.

Although our net revenue increased 18% in 2004, coinciding with signs of an economic recovery, there can be no assurances that economic conditions will continue to improve or even remain stable. If economic conditions weaken, our business, financial condition and results of operations could suffer.

We may not be able to generate sufficient profits to realize our net deferred tax assets.

In 2001, 2002 and 2003, we reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. The timing and strength of an economic recovery in the United States, Europe and other areas of the world continues to be unclear. During the fourth quarter of 2003, we recorded a full valuation allowance for our deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. While we were profitable in 2004 and expect to be profitable in 2005 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine that a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination. If we are unable to generate taxable income in the long-term, our business, financial condition, results of operations and cash flow could suffer.

We may experience impairment of our goodwill and other intangible assets.

Periodically, we perform assessments of the carrying value of our goodwill and other intangible assets. Current valuation estimates indicate that there has been no impairment of our goodwill or other intangible assets. However, future events, including our financial performance and economic conditions, could cause these assets to become impaired in the future. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

Our ability to sublease or assign unused office space could affect our earnings and cash flows.

In 2001 and 2002, we consolidated and closed offices in order to reduce costs. This left us with a significant amount of unused office space with respect to which we are still required to make lease payments. At the time of the office closings we accrued the estimated costs associated with these actions. During 2004 and 2003, we recorded restructuring expense of $0.6 million and $22.2 million, respectively, to increase accruals for unused office space, reflecting the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. While we have made progress in securing subleases for the majority of properties, at December 31, 2004, there was approximately 77 thousand square feet of unused real estate. The total remaining commitment related to these properties, is $33 million of which $17 million has been accrued at December 31, 2004, net of estimated sublease income. Inherent in these accruals are estimates concerning vacancy periods and sublease income. If we are unable to sublease or assign this unused office space within the estimated time frame, if we sublease or assign this office space for amounts less than we had anticipated or if one of our tenants default on a sublease, our business, financial condition, results of operations and cash flow could suffer.

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

ITEM 2. PROPERTIES

Our corporate office is located in Chicago, Illinois. We have offices in major metropolitan areas in 26 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was approximately 791 thousand as of December 31, 2004. These office leases call for future minimum lease payments of $149.9 million and have terms that expire between 2005 and 2016, exclusive of renewal options that we can exercise. Approximately 148 thousand square feet of office space has been sublet to third parties. See Risk Factors included in Item 1 of this Form 10-K for further information concerning unused office space.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998 seeking damages, including between $59 million and $75 million based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment, dismissing all the claims made by Mt. Sinai. Mt Sinai has filed an appeal with respect to this decision. While there can be no assurance as to the outcome, we believe that the claims are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq National Market under the symbol “HSII.” The following table sets forth the high and low stock price per share of the common stock for the periods indicated, as reported on the Nasdaq National Market.

Year Ended December 31, 2004	High	Low
First Quarter	$24.23	$19.72
Second Quarter	30.46	23.50
Third Quarter	30.24	22.87
Fourth Quarter	35.36	27.06

Year Ended December 31, 2003
First Quarter	$16.14	$9.96
Second Quarter	15.04	11.45
Third Quarter	20.00	12.35
Fourth Quarter	24.29	16.97

As of February 25, 2005, the last reported price on the Nasdaq National Market for our common stock was $35.15 per share and there were approximately 175 stockholders of record of the common stock.

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

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the year ended December 2004. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Nov. 1, 2004—Nov. 30, 2004	85,000	$29.43	85,000	$27,498,131

a) On October 22, 2004, the Company’s Board of Directors authorized management to purchase shares of the Company’s common stock with an aggregate purchase price up to $30 million.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are derived from the audited historical consolidated financial statements which are included elsewhere in this Form 10-K. The data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from audited historical consolidated financial statements that are not included in this report. The data set forth are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2004		2003	2002		2001		2000
	(in thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$375,432		$317,934	$350,712		$455,534		$594,394
Reimbursements	22,744		22,683	26,133		32,065		33,221

Total revenue	398,176		340,617	376,845		487,599		627,615
Operating expenses:
Salaries and employee benefits:
Salaries and employee benefits	251,186		223,537	242,330		302,792		395,105	(5)
Nonrecurring compensation expense	—		—	—		—		12,222	(6)
General and administrative expenses:
General and administrative expenses	96,533		87,250	106,913		157,404		156,242
Nonrecurring general and administrative expenses	—		—	—		—		1,753	(6)
Reimbursed expenses	21,247		22,683	26,133		32,065		33,221
Restructuring charges	550	(1)	29,443 (1)	48,532	(1)	53,230	(1)	—

Total operating expenses	369,516		362,913	423,908		545,491		598,543

Operating income (loss)	28,660		(22,296)	(47,063)		(57,892)		29,072
Non-operating income (expense):
Interest income	2,588		1,687	2,018		5,523		8,723
Interest expense	(197)		(166)	(210)		(166)		(209)
Net realized and unrealized gains (losses) on equity and warrant portfolio	57,072	(2)	673 (2)	(1,325	)(2)	(3,703	)(2)	7,399	(2)
Write-down of long-term investments	—		—	(5,000	)(4)	(14,760	)(4)	(240	)(4)
Other, net	(1,024)		(1,722)	(73)		(517)		418

Net non-operating income (expense)	58,439		472	(4,590)		(13,623)		16,091

Income (loss) before income taxes and cumulative effect of accounting change	87,099		(21,824)	(51,653)		(71,515)		45,163
Provision for (benefit from) income taxes	4,791		58,844 (3)	(11,491)		(24,094)		25,746

Income (loss) before cumulative effect of accounting change	82,308		(80,668)	(40,162)		(47,421)		19,417
Cumulative effect of accounting change, net of tax	—		—	—		4,494	(2)	—

Net income (loss)	$82,308		$(80,668)	$(40,162)		$(42,927)		$19,417

Basic earnings (loss) per common share	$4.35		$(4.43)	$(2.22)		$(2.28)		$1.02
Basic weighted average common shares outstanding	18,941		18,217	18,107		18,839		18,979
Diluted earnings (loss) per common share	$4.11		$(4.43)	$(2.22)		$(2.28)		$0.95
Diluted weighted average common shares outstanding	20,012		18,217	18,107		18,839		20,389

Balance Sheet Data (at end of period):
Working capital	$150,198		$65,211	$84,276		$92,786		$120,340
Total assets	421,284		304,430	367,835		411,106		523,644
Long-term debt, less current maturities	—		26	294		1,959		610
Stockholders’ equity	216,126		126,209	199,711		229,591		287,677

Other Operating Data:
Average number of consultants during the period	299		328	391		507		441

Notes to Selected Financial Data:

(1)	In 2001, we began the restructuring of our business to better align costs with expected net revenue levels. These initiatives related to reductions of our workforce, consolidation and closing of offices, goodwill and intangible asset write-offs and, in 2001, the settlement of a former Chief Executive Officer’s contract upon his retirement. For the years ended 2004, 2003, 2002 and 2001, we recorded restructuring charges of $0.6 million, $29.4 million, $48.5 million and $53.2 million, respectively. See Note 14, Restructuring Charges, in the Notes to Consolidated Financial Statements.

(2)	In 2004, we recognized a realized gain of $57.0 million related to the equity and warrant portfolio, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google Inc. See Note 15, Significant Warrant Monetization, in the Notes to the Consolidated Financial Statements. In 2003, 2002, 2001 and 2000, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $0.7 million, $1.6 million, $1.0 million and $7.4 million, respectively, related to the equity and warrant portfolio.

In 2004 and 2003, the unrealized losses, net of the consultants’ share of the losses and other costs, were less than $0.1 million, related to the equity and warrant portfolio. In 2002 and 2001, we recorded unrealized losses, net of the consultants’ share of the losses and other costs, of $3.0 million and $4.7 million, respectively, related to the equity and warrant portfolio. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

(3)	The 2003 income tax provision includes a non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, to provide a full valuation allowance against the net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 17, Income Taxes, in the Notes to Consolidated Financial Statements.

(4)	During 2002, we wrote-down our remaining investment in the ETF Group, incurring a non-cash charge of $5.0 million. During 2001, we recorded non-cash charges of $14.8 million to write down of our investments in Silicon Valley Internet Capital (“SVIC”) and ETF Group. During 2000, we recorded a non-cash charge of $0.2 million related to our investment in SVIC.

(5)	Includes non-cash compensation expense of $2.7 million, due to the issuance of options by LeadersOnline, at a price below the deemed fair market value, for accounting purposes, at the time of issuance.

(6)	We incurred $14.0 million of nonrecurring expenses during the third quarter of 2000 as a result of the withdrawal of LeadersOnline’s proposed initial public offering. This included a non-cash compensation expense of $12.2 million which represents the remainder of the non-cash compensation expense related to the issuance of options by LeadersOnline, at a price below the deemed fair market value for accounting purposes, at the time of issuance. The remaining $1.8 million is due to the write-off of expenses related to the proposed initial public offering and is included in nonrecurring general and administrative expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets where we operate; price competition; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the mix of profit or loss by country: an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1 of this Form 10-K. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of personnel for their executive management and board positions. In addition to executive search, we provide other leadership services, including executive assessment and professional development and—through an alliance—executive coaching. We provide our services to a broad range of clients through the expertise of 297 consultants located in 26 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often will be authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

2004 Overview

In 2004, the global economy showed signs of recovery and favorably affected the demand for our services. The recovery in Europe was not as strong as in other regions of the world. Net revenue increased 18.1%, or $57.5 million in 2004, compared to 2003. Double-digit increases were reported across all regions. All of our industry practices experienced increases in net revenue with the exception of the Industrial and Higher Education/Nonprofit practices which had modest declines. Consultant productivity increased as executive search revenue per consultant increased 31%, to $1.2 million in 2004, compared to 2003.

As a percent of net revenue, salary and employee benefits expense decreased to 66.9% in 2004 from 70.3% in 2003. General and administrative expenses were 25.7% of net revenue in 2004 compared to 27.4% in 2003.

During the fourth quarter of 2004, we adjusted our restructuring accruals and recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance-related accruals.

During the third quarter of 2004, we exercised warrants to purchase shares of common stock of Google Inc. (“Google”) which we received in 2001 in connection with recruitment fees, and subsequently sold all of the shares of common stock of Google that we held resulting in net proceeds of approximately $128.8 million. As a result of this warrant monetization, we recorded a realized gain of $56.8 million, net of the consultants’ share of the gain.

Historically, our policy with respect to warrants was that 55% of the net proceeds resulting from the monetizations of warrants was payable to the consultants involved in the search. For warrants received after February 16, 2005, the portion of the net proceeds payable to the consultants was reduced from 55% to 50% and is limited to $10.0 million per monetization. In addition, of the 50% of the net proceeds we retain, 20% (or 10% of the total net proceeds) will be reserved for distribution to the broader employee population.

The effective tax rate was 5.5% in 2004, which is significantly lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance related to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and the utilization of net operating loss and capital loss carryforwards.

We ended the year with a cash balance of $222.8 million, an increase of $103.5 million, compared to $119.3 million at December 31, 2003. This increase is primarily as a result of the net proceeds of $128.8 million from the sale of our shares of common stock of Google offset by the portion of the consultants’ share of the gain that was paid in 2004. Approximately $17 million of the consultants’ share of the gain will be paid in 2005.

2005 Outlook

As we look forward to 2005, we have numerous business and cost initiatives in place to help us improve revenue growth and operating margin. An essential component to continued operating margin expansion in 2005 is a focus on raising profitability in Europe. Although the European region reported operating income in 2004, compared to an operating loss in 2003, we have assembled a team of executives to focus on increasing profitability further in 2005. Although we have not yet finalized our action plans, we expect to record restructuring charges of between $9 million and $15 million for severance and office closures and consolidations beginning in the second quarter of 2005. The restructuring charges relate primarily to the European region where initiatives are underway to improve operating margin in order to meet our profitability objectives.

Results of Operations

We operate our executive search and complementary leadership services in four geographic regions: North America, which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as our gateway office to the region; Europe; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and therefore are not included in the net revenue by geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflects the Company’s core operations.

The following table summarizes the results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	$375,432	$317,934	$350,712
Reimbursements	22,744	22,683	26,133

Total revenue	398,176	340,617	376,845
Operating expenses:
Salaries and employee benefits	251,186	223,537	242,330
General and administrative expenses	96,533	87,250	106,913
Reimbursed expenses	21,247	22,683	26,133
Restructuring charges	550	29,443	48,532

Total operating expenses	369,516	362,913	423,908

Operating income (loss)	28,660	(22,296)	(47,063)
Net non-operating income (expense)	58,439	472	(4,590)

Income (loss) before income taxes	87,099	(21,824)	(51,653)
Provision for (benefit from) income taxes	4,791	58,844	(11,491)

Net income (loss)	$82,308	$(80,668)	$(40,162)

The following table sets forth, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2004	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	6.1	7.1	7.5

Total revenue	106.1	107.1	107.5
Operating expenses:
Salaries and employee benefits	66.9	70.3	69.1
General and administrative expenses	25.7	27.4	30.5
Reimbursed expenses	5.7	7.1	7.5
Restructuring charges	0.1	9.3	13.8

Total operating expenses	98.4	114.1	120.9

Operating income (loss)	7.6	(7.0)	(13.4)
Net non-operating income (expense)	15.6	0.1	(1.3)

Income (loss) before income taxes	23.2	(6.9)	(14.7)
Provision for (benefit from) income taxes	1.3	18.5	(3.3)

Net income (loss)	21.9%	(25.4)%	(11.5)%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

2004 Compared to 2003

Total revenue.    Consolidated total revenue increased $57.6 million, or 16.9%, to $398.2 million in 2004 from $340.6 million in 2003. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $57.5 million, or 18.1%, to $375.4 million in 2004 from $317.9 million in 2003. Net revenue increased across all regions in 2004. All of our industry practices experienced increases in net revenue, with the exception of the Industrial and Higher Education/Nonprofit practices which had modest declines. In 2004, the number of confirmed executive searches increased 6% to 3,975 from 3,757 in 2003. We believe this increase reflects the impact of the continuing economic improvement in the global economy and our success in winning business. Excluding the $13.9 million positive impact of exchange rate fluctuations, which management believes provides a better comparison of operational performance, net revenue increased approximately 14%.

Net revenue in North America was $201.7 million in 2004, an increase of $29.7 million, or 17.3%, from $172.0 million in 2003. All of our industry practices experienced increases in net revenue, with the exception of the Higher Education/Nonprofit and Professional Services practices. In Latin America, net revenue was $12.7 million in 2004, an increase of $1.5 million, or 12.6%, from $11.2 million in 2003. Increases in the Financial Services, Health Care, Higher Education, Technology and Professional Services practices’ net revenue was partially offset by declines across the other practices. Excluding a positive impact of $0.1 million due to exchange rate fluctuations, Latin America’s net revenue increased by approximately 12% from 2003. Net revenue in Europe was $129.3 million in 2004, an increase of $16.3 million, or 14.4%, from $113.0 million in 2003. All of the industry practices experienced increases in net revenue, with the exception of Industrial and Technology practices which had modest declines. Excluding a positive impact of $12.0 million due to exchange rate fluctuations, Europe’s net revenue increased by approximately 4% from 2003. In Asia Pacific, net revenue was $31.7 million in 2004, an increase of $10.1 million, or 46.7%, from $21.6 million in 2003. Net revenue increased across all practices in 2004. Excluding a positive impact of $1.6 million due to exchange rate fluctuations, Asia Pacific’s net revenue increased approximately 39% compared to 2003.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $27.7 million, or 12.4%, to $251.2 million in 2004 from $223.5 million in 2003. Fixed salaries and employee benefits expense decreased $4.6 million in 2004 as the average number of consultants decreased from 328 in 2003 to 299 in 2004. Performance-related compensation increased $32.3 million as a result of higher net revenue.

The net expense related to our German pension plan increased $1.6 million in 2004. Salaries and employee benefits expense in 2003 includes $6.1 million of expense related to the separation agreements of the former Chief Executive Officer, the former President and Chief Operating Officer and the former Chief Financial Officer and a benefit of $1.3 million from the reversal of accruals recorded in 2002 for the Performance Share Program. Excluding these items, which we believe more appropriately reflects our core operations, consolidated salaries and employee benefits expense would have been $249.6 million in 2004, an increase of $30.9 million, or 14.1%, compared to $218.7 million in 2003.

As a percentage of net revenue, salaries and employee benefits expense decreased to 66.9% in 2004 from 70.3% in 2003. Excluding the $1.6 million of pension expense in 2004 and the $6.1 million of severance-related expenses and the $1.3 million of benefit resulting from the reversal of accruals related to the Performance Share Program in 2003, which we believe more appropriately reflects our core operations, salaries and employee benefits expense as a percentage of net revenue would have been 66.5% in 2004 compared to 68.8% in 2003. The decrease as a percentage of net revenue is primarily due to lower fixed salaries and employee benefits expense in relation to the net revenue levels, offset by a greater percentage of net revenue accrued for performance-based compensation.

General and administrative expenses.    Consolidated general and administrative expenses increased $9.2 million, or 10.6%, to $96.5 million in 2004 from $87.3 million in 2003. This increase was primarily due to $1.6 million of professional fees related to compliance with the requirements imposed by the Sarbanes-Oxley Act, a $1.9 million increase in tax, legal and other professional services, a $4.6 million increase in operating expenses associated with higher net revenue levels and discretionary spending related to marketing and business development activities, $1.3 million of legal settlement costs and a $0.3 million increase in bad debt expense. These increases were offset by $0.5 million of lower infrastructure expenses.

As a percentage of net revenue, general and administrative expenses decreased to 25.7% in 2004 from 27.4% in 2003.

Reimbursed expenses.    We incur certain out-of-pocket expenses that are reimbursed by our clients. Historically, we have not established a receivable for reimbursable expenses incurred but not yet billed as the amount was determined to be immaterial. During the fourth quarter of 2004, we enhanced our estimation technique related to reimbursable expenses resulting in a non-recurring favorable impact to operating income of $1.5 million. We have accounted for this as a change in accounting estimate. This change in accounting estimate is not expected to have a significant impact on our results of operations in future periods.

Restructuring charges.    During the fourth quarter of 2004, we adjusted our restructuring accruals and recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance-related restructuring accruals.

In 2003, the Company recorded restructuring charges of $29.4 million. The charges include severance and other employee-related costs of $3.9 million related to reductions in workforce, primarily in Europe, expense of $22.2 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges and $3.3 million of expense for goodwill and other intangible impairment, related primarily to a wholly-owned subsidiary in Finland which was converted to a licensee. The accruals for excess real estate were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. The restructuring charges by segment are as follows: North America $7.0 million, Europe $22.1 million, and Corporate $0.3 million. Of the $29.4 million of restructuring charges recorded in 2003, approximately $25.8 million represents cash charges.

Operating income (loss).    Our consolidated operating income was $28.7 million in 2004 compared to an operating loss of $22.3 million in 2003. The following table summarizes our consolidated operating income (loss) for the years ended December 31, 2004 and 2003, respectively:

Operating income (loss):	2004	2003	Change
	(in millions)
Total regions	$56.8	$35.3	$21.5
Corporate	(27.6)	(28.2)	0.6

Operating income before restructuring charges	29.2	7.1	22.1
Restructuring charges	(0.6)	(29.4)	28.9

Consolidated operating income (loss)	$28.7	$(22.3)	$51.0

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The increase in the consolidated operating income was primarily due to lower restructuring charges and improved net revenue and profitability in the geographic regions.

In North America, operating income in 2004 increased $9.8 million to $45.8 million from $36.0 million in 2003. The increase of $29.7 million in North America’s net revenue, lower fixed salaries and employee benefits expense of $6.0 million and lower bad debt expense of $0.6 million was partially offset by increases of $25.6 million in performance-related compensation and $0.9 million in general and administrative expenses.

In Latin America, operating income was $1.1 million in 2004 compared to $0.9 million in 2003. The increase of $1.5 million in net revenue was offset by higher salaries and employee benefits expense.

In Europe, operating income was $3.6 million in 2004 compared to an operating loss of $3.8 million in 2003. The increase in net revenue of $16.3 million and lower facilities-related costs of $1.1 million was partially offset by increases of $5.8 million in fixed salaries and employee benefits expense, $1.8 million of performance-related compensation, $0.8 million of bad debt expense and $0.3 million of discretionary spending. In 2004, general and administrative expenses also include $1.3 million of legal settlement costs relating to a claim arising from certain professional services provided by one of our consultants to a client.

In Asia Pacific, operating income in 2004 was $6.3 million, an increase of $4.0 million, compared to $2.3 million in 2003. The increase in net revenue of $10.1 million was partially offset by increases of $5.4 million of salaries and employee benefits expense, $0.2 million of bad debt expense and $0.5 million of discretionary spending.

Corporate expenses decreased $0.6 million, or 2.0%, to $27.6 million in 2004 from $28.2 million in 2003. Corporate expenses in 2003 include $6.1 million of severance-related expenses for the separation agreements of three former executives. Excluding these severance expenses, which we believe more appropriately reflects our core operations, corporate expenses would have been $22.1 million in 2003. Excluding these severance expenses, corporate expenses increased $5.5 million, or 25.1%, in 2004. The increase in corporate expenses was primarily due to $1.6 million of professional fees related to compliance with the requirements imposed by the Sarbanes-Oxley Act, a $1.3 million increase in tax, legal and other professional services, a $0.4 million increase in systems-related spending and $2.2 million of additional discretionary spending.

Restructuring charges were $0.6 million in 2004. The restructuring charges are explained in the preceding section captioned, Restructuring charges.

Net non-operating income (expense).    The following table presents the components of our net non-operating income (expense) for 2004 and 2003, respectively:

Non-operating income (expense):	2004	2003	Change
	(in millions)
Interest income	$2.6	$1.7	$0.9
Interest expense	(0.2)	(0.2)	—
Realized and unrealized gains (losses) on equity and warrant portfolio net of the consultants’ share of the gains (losses):
Realized gains on investments	57.0	0.7	56.3
Unrealized losses on derivative instruments	—	—	—

Net realized and unrealized gains	57.1	0.7	56.4

Other, net	(1.0)	(1.7)	0.7

Net non-operating income (expense)	$58.4	$0.5	$58.0

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

Interest income in 2004 was approximately $2.6 million compared to $1.7 million in 2003. The increase is primarily due to higher cash balances and higher returns on the invested cash.

We receive warrants for equity securities in client companies, in addition to the cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value, using the Black Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Compensation expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Other warrants received and which do not meet the definition of a derivative instrument under SFAS No. 133 are initially recorded at their fair value, using the Black Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Compensation expense related to this net revenue is also recorded. These warrants are accounted for using the cost method, and subsequent changes in fair value are not recognized. However, these warrants are regularly reviewed for other-than-temporary declines in fair value. Any permanent declines in the fair value of these warrants are recorded in the Consolidated Statements of Operations as unrealized losses, net of the consultants’ share of the losses.

Upon a value event such as an initial public offering or an acquisition, any changes in the fair value of the warrants, both derivatives and non-derivatives, are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Subsequent changes in the fair value of these available-for-sale investments are recorded as a component of accumulated other comprehensive income (loss). Upon the sale of these investments, the Company records a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

In 2001, we received warrants to purchase 1,194,308 shares of Class B common stock of Google at a price of $0.30 per share issued in connection with recruitment fees. On August 19, 2004, we exercised the warrants pursuant to their cashless exercise feature and received 1,190,092 shares of Google common stock.

In multiple transactions on September 13, 2004 and September 14, 2004, we sold all the shares of common stock of Google that we held in ordinary brokerage transactions at an average price of $108.22 less expenses associated with the transaction resulting in aggregate net proceeds of approximately $128.8 million.

During 2004, we recognized realized gains of $57.0 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google. During 2003, we recognized $0.7 million of realized gains and less than $0.1 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $1.0 million in 2004 compared to $1.7 million in 2003. Other non-operating expense consists primarily of foreign exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and which are not considered permanent in nature.

Income taxes.    In 2003, we had a pre-tax loss of $21.8 million and recorded income tax expense of $58.8 million. The 2003 income tax provision includes a non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, to provide a full valuation allowance against the net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity.

Judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the need for a valuation allowance, we considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. In 2003, 2002 and 2001, we reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In considering how the loss was created, evidence indicating that the loss was unusual, infrequent, or an aberration, rather than a continuing condition is an example of positive evidence that might support a conclusion that a valuation allowance is not needed when there is negative evidence. Until the fourth quarter of 2003, we considered the fact that the cumulative losses were primarily the result of the restructuring charges along with other positive evidence to be sufficient to support a conclusion that a valuation allowance was not needed. However, when we recorded a restructuring charge totaling $22.5 million in the fourth quarter of 2003, management no longer felt it appropriate, for purposes of SFAS No. 109, to regard the restructuring charges as unusual, infrequent, or as an aberration, based on the number of restructuring charges recorded from 2001 through 2003 and the magnitude of the charge taken in the fourth quarter of 2003. As a result, the significant negative evidence of cumulative losses in recent years could not be overcome by other positive evidence, most of which was subjective in nature. Based upon the provisions of SFAS No. 109, we recorded, in the fourth quarter of 2003, a full valuation allowance against our net deferred tax assets.

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

At the time we recorded a full valuation allowance against the net deferred tax assets, we anticipated that we would generate a loss for U.S. income tax purposes in 2004, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the affects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

As a result of a significant warrant monetization in the third quarter of 2004, we generated income in 2004 for U.S. income tax purposes. Accordingly, we determined that a lesser valuation allowance is required related to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $10.5 million reduction to the income tax expense and the valuation allowance.

In 2004, the effective tax rate was 5.5%, which is significantly lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and the utilization of net operating loss and capital loss carryforwards.

We anticipate that the effective tax rate will continue to fluctuate in the future due to the mix of earnings and profits in the jurisdictions in which we operate. While the Company expects to be profitable in 2005 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

2003 Compared to 2002

Total revenue.    Consolidated total revenue decreased $36.2 million, or 9.6%, to $340.6 million in 2003 from $376.8 million in 2002. The decline in total revenue was due primarily to the decline in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue decreased $32.8 million, or 9.3%, to $317.9 million in 2003 from $350.7 million in 2002. Excluding the $17.9 million positive impact of exchange rate fluctuations, net revenue declined approximately 14%. We believe information regarding changes in net revenue excluding the impact of exchange rate fluctuations is helpful in providing an understanding of the volume of business activity. Most of our practices experienced declines in net revenue. In 2003, the number of confirmed executive searches decreased 5% to 3,757 from 3,973 in 2002. We believe this decrease reflects the impact of the continuing weak global economic conditions.

Net revenue in North America was $172.0 million in 2003, a decrease of $22.2 million, or 11.4%, from $194.2 million in 2002. Most of the practices experienced declines in net revenue with the most significant declines in the Technology and Financial Services practices. In Latin America, net revenue was $11.2 million in 2003, an increase of $0.2 million, or 2.0%, from $11.0 million in 2002, reflecting increases in the Financial Services and Professional Services practices, despite the loss of net revenue from operations that were converted to licensees in 2002. Net revenue in Europe was $113.0 million in 2003, a decrease of $11.4 million, or 9.1%, from $124.4 million in 2002. Excluding a positive impact of $16.5 million due to exchange rate fluctuations, Europe’s net revenue decreased by approximately 22% from 2002. The decline in net revenue is attributable to general economic weakness, particularly in the Financial Services and Industrial practices, and the loss of net revenue from unprofitable operations that were converted to licensees or shut down during 2002. In Asia Pacific, net revenue was $21.6 million in 2003, an increase of $0.5 million, or 2.6%, from $21.1 million in 2002. Excluding a positive impact of $1.3 million due to exchange rate fluctuations, Asia Pacific’s net revenue was $20.3 million, a decrease of approximately 3% compared to 2002. Increases in the Industrial and Consumer practices were more than offset by declines in the Technology and other practices.

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

2003 and 2002 Restructuring charges.    In 2003, we recorded restructuring charges of $29.4 million. In 2002, we recorded restructuring charges of $48.5 million. The following table summarizes the workforce reductions as well as the restructuring charges recorded in each year:

	Employee Reductions			Restructuring Charges
2003 and 2002 Restructuring Charges:	Consultants	All Other	Total	Employee- related	Office- related	Total
				(in millions)
Restructuring Charges Recorded in 2003:
Q1 2003	—	—	—	$—	$5.5	$5.5
Q3 2003	—	—	—	—	1.4	1.4
Q4 2003	7	25	32	3.9	18.6	22.5

Total	7	25	32	$3.9	$25.5	$29.4

Restructuring Charges Recorded in 2002:
Q1 2002	51	115	166	$10.4	$12.8	$23.2
Q4 2002	61	175	236	12.2	13.2	25.4

Total	112	290	402	$22.6	$26.0	$48.5

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

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

Judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the need for a valuation allowance, we considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. In 2003, 2002 and 2001, we reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In considering how the loss was created, evidence indicating that the loss was unusual, infrequent, or an aberration, rather than a continuing condition is an example of positive evidence that might support a conclusion that a valuation allowance is not needed when there is negative evidence. Until the fourth quarter of 2003, we considered the fact that the cumulative losses were primarily the result of the restructuring charges along with other positive evidence to be sufficient to support a conclusion that a valuation allowance was not needed. However, when we recorded a restructuring charge totaling $22.5 million in the fourth quarter of 2003, management no longer felt it appropriate, for purposes of SFAS No. 109, to regard the restructuring charges as unusual, infrequent, or as an aberration, based on the number of restructuring charges recorded from 2001 through 2003 and the magnitude of the charge taken in the fourth quarter of 2003. As a result, the significant negative evidence of cumulative losses in recent years could not be overcome by other positive evidence, most of which was subjective in nature. Based upon the provisions of SFAS No. 109, we recorded, in the fourth quarter of 2003, a full valuation allowance against our net deferred tax assets.

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

In 2002, we had a pre-tax loss of $51.7 million and an income tax benefit of $11.5 million. The effective tax benefit rate in 2002 was 22.2%, reflecting valuation allowances related to the recoverability of foreign tax credits, foreign net operating losses and other tax-related allowances. In addition, the income tax benefit in 2002 is reduced by approximately $0.8 million of additional provision for income taxes in certain Latin American subsidiaries. The income tax provision and related current and deferred tax balances are more fully described in Note 17, Income Taxes, in the Notes to Consolidated Financial Statements.

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

In 2001, we received warrants to purchase 1,194,308 shares of Google at a price of $0.30 per share issued in connection with recruitment fees. On August 19, 2004, we exercised the warrants pursuant to their cashless exercise feature and received 1,190,092 shares of Google common stock.

In multiple transactions on September 13, 2004 and September 14, 2004, we sold all the shares of common stock of Google that we held in ordinary brokerage transactions at an average price of $108.22 less expenses associated with the transaction resulting in aggregate net proceeds of approximately $128.8 million.

Pursuant to the terms of our compensation policy with respect to warrants, 55% of the net proceeds from these sales of shares of common stock of Google is payable to our consultants involved with the search in the month following the monetization. Our current Chief Executive Officer, Thomas J. Friel, was a member of this search team and will receive 25% of the consultants’ team share. Mr. Friel has elected to defer receipt of his share of the net proceeds until 2005 under an existing deferred compensation plan. The remaining 75% of the consultants’ team share of the net proceeds, approximately $53.1 million, was paid in October 2004.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At December 31, 2004, we had $0.3 million of deferred compensation structured as forgivable loans, none of which were with any executive officer of the Company.

Lines of credit.    In December 2003, the Company entered into a $60.0 million committed revolving credit facility the (“Facility”). The Facility replaced a $50.0 million committed revolving credit facility and a $5.0 million uncommitted credit facility. Under this Facility, the Company may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by the Company’s compliance with certain tests of financial condition. The Facility has financial tests the Company must meet or exceed relating to:

•	fixed charge coverage (defined as consolidated EBITDAR minus consolidated capital expenditures to consolidated interest expense plus consolidated rental obligations plus restricted payments.) (EBITDAR is defined as earnings before interest expense, taxes, depreciation, amortization and rental expense plus interest income);

•	leverage (defined as consolidated total indebtedness to consolidated EBITDA plus interest income);

•	current ratio (defined as current assets divided by current liabilities); and

•	net worth.

The Facility sets limits on the Company’s ability to make acquisitions without bank approval and to incur additional debt outside of the Facility. The Company must pay a facility fee whether or not the Facility is used during the year.

In March 2004, the Company amended the Facility to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 17, Income Taxes, in the Notes to Consolidated Financial Statements.

There were no borrowings outstanding under the lines of credit existing at December 31, 2004 or December 31, 2003, nor were there any borrowings during the years ended December 31, 2004 and 2003, respectively, under the then existing lines of credit. At December 31, 2004, the Company was in compliance with the financial covenants of the Facility, and no event of default existed.

Cash and cash equivalents.    Cash and cash equivalents at December 31, 2004 were $222.8 million, an increase of $103.5 million, compared to $119.3 million at December 31, 2003.

Cash from operating activities.    In 2004, cash provided by operating activities was $25.7 million, primarily as a result of our net income adjusted for non-cash items, offset by payments related to the restructuring charges.

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

Cash from investing activities.    Cash provided by investing activities was $68.4 million in 2004 primarily as a result of the net proceeds of $128.8 million from the sale of our shares of common stock of Google offset by the portion of the consultants’ share of the gain which was paid in 2004. Cash used in investing activities was $4.7 million in 2003 and $3.9 million in 2002 primarily due to capital expenditures, partially offset by net proceeds from sales of equity securities.

Capital expenditures were $6.0 million, $5.8 million and $5.2 million in 2004, 2003 and 2002, respectively. Capital expenditures were primarily for computer equipment and software. We anticipate that our capital expenditures for 2005 will be approximately $6 million to $7 million.

During 2004, 2003 and 2002, the amount of cash received from the sale of equity securities related to our warrant program, net of the consultants’ share of the gain and other costs, was $74.3 million, $0.7 million and $1.5 million, respectively. A portion of the consultants’ share of the gain related to the sale of equity securities in 2004, approximately $17 million, will be paid in 2005.

Cash from financing activities.    Cash from financing activities was $5.5 million in 2004. Cash used in financing activities was $2.0 million in 2003 and $1.8 million in 2002. The cash from financing activities in 2004 was primarily the result of proceeds from the exercise of stock options offset by repurchases of our common stock. The cash used in financing activities in 2003 and 2002 is primarily for repurchases of our common stock and payments on debt related to acquisitions of executive search firms.

The repurchases of our common stock in 2002 and 2003 were made in accordance with the March 6, 2001 Board of Directors’ authorization for management to repurchase up to an aggregate of 2 million shares of our common stock with an aggregate purchase price up to $100 million through March 5, 2003. From February 25, 2003 through March 5, 2003, we repurchased 288,000 shares of common stock for $3.2 million. During 2002, we purchased 4,032 shares of common stock for $0.1 million.

On May 22, 2003, our Board of Directors authorized management to repurchase up to an aggregate of 1 million shares of our common stock with an aggregate purchase price up to $20 million through May 21, 2005. No purchases of our common stock were made under this authorization.

On October 22, 2004, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $30 million. Also at this time, the previous authorization to purchase up to $20 million through May 21, 2005 was cancelled. We have purchased 85,000 shares of our common stock for $2.5 million under this authorization through December 31, 2004.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2004 and the expected timing of cash payments related to these contractual obligations:

	Payments due for the years ended December 31,
Contractual obligations:	Total	2005	2006 and 2007	2008 and 2009	Thereafter
	(in millions)
Office space and equipment lease obligations (1)	$152.9	$31.8	$54.6	$43.5	$23.0
Accrued restructuring charges—severance (2)	2.4	1.8	0.6	—	—
Asset retirement obligations (3)	1.5	—	0.2	1.3	—
Executives’ separation agreements (4)	0.1	0.1	—	—	—
Consultants’ share of warrant monetization (5)	17.4	17.4	—	—	—

Total	$174.3	$51.1	$55.4	$44.8	$23.0

(1)	See Note 20, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 14, Restructuring Charges, in the Notes to Consolidated Financial Statements for additional information.

(3)	Represents the fair value of the obligation associated with a retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition. The obligation is recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(4)	Represents obligations for separation payments related to the resignation of our former Chief Financial Officer.

(5)	As a result of a significant warrant monetization in 2004, our Chief Executive Officer, Thomas J. Friel, will receive $17.4 million representing his share of the gain. Mr. Friel has elected to defer until 2005 receipt of his share of the net proceeds under an existing deferred compensation plan. See Note 15, Significant Warrant Monetization, in the Notes to Consolidated Financial Statements.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2004. The obligations related to these employee benefit plans are described in Note 9, Employee Benefit Plans, and Note 10, Pension Plan and Life Insurance Contract. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table.

Application of Critical Accounting Policies and Estimates

General.    Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Revenue recognition.    Revenue before reimbursements for out-of-pocket expenses (“net revenue”) is recognized when earned and realizable and therefore when the following criteria have been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee to our client is fixed or determinable; and (d) collectibility is reasonably assured. Net revenue consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation of the position to be filled. If actual compensation of the placed candidate exceeds the estimated compensation, we are generally authorized to bill the client for one-third of the excess. Net revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the arrangements. Net revenue in excess of the retainer, resulting from actual compensation of the placed candidate exceeding estimated compensation, is recognized upon completion of the executive search when the amount of the additional fee is known. Our assumptions about the duration of the time and extent of efforts for search teams to complete our services in an executive search engagement require significant judgment as these variables have fluctuated in the past and are expected to continue to do so. These assumptions are updated annually or whenever conditions exist to indicate that more frequent updates are necessary.

Accruals related to the consolidation and closing of offices recorded as part of our restructuring charges.    In 2001, we began the restructuring of our business to better align costs with expected net revenue levels. These initiatives included the consolidation and closing of offices where we had long-term leases. At the time of the office closings and consolidations, we accrued the estimated costs associated with these actions. For initiatives which were announced prior to January 1, 2003, the accruals were established in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For cost reduction initiatives announced in the fourth quarter of 2003, the accruals were established in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Inherent in these accruals are estimates concerning vacancy periods, expected sublease income, and costs to terminate the leases. These accruals are periodically updated to reflect information concerning the commercial real estate markets in which the offices are located. During 2003, we recorded $22.2 million of restructuring charges to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. During 2004, we recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance related restructuring accruals. We believe that the accounting estimate related to accruals for the consolidation and closing of offices is a critical accounting estimate because it is highly susceptible to changes in the commercial real estate markets and the local regional economic factors where this leased office space is located.

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

Judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. We reported net losses in 2003, 2002 and 2001, primarily as a result of recording restructuring charges in connection with aligning our cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In considering how the loss was created, evidence indicating that the loss was unusual, infrequent, or an aberration, rather than a continuing condition is an example of positive evidence that might support a conclusion that a valuation allowance is not needed when there is negative evidence. Until the fourth quarter of 2003, we considered the fact that the cumulative losses were primarily the result of the restructuring charges along with other positive evidence to be sufficient to support a conclusion that a valuation allowance was not needed. However, when we recorded a restructuring charge totaling $22.5 million in the fourth quarter of 2003, management no longer felt it appropriate, for purposes of SFAS No. 109, to regard the restructuring charges as unusual, infrequent, or as an aberration, based on the number of restructuring charges recorded in the last three years and the magnitude of the charge taken in the fourth quarter of 2003. As a result, the significant negative evidence of cumulative losses in recent years could not be overcome by other positive evidence, most of which was subjective in nature. Based upon the provisions of SFAS No. 109, we recorded, in the fourth quarter of 2003, a non-cash income tax expense of $57.9 million, providing a full valuation allowance against the net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity.

At the time we recorded a full valuation allowance against the net deferred tax assets, we anticipated that we would generate a loss in 2004 for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the affects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

As a result of a significant warrant monetization in the third quarter of 2004, we generated income in 2004 for U.S. income tax purposes. Accordingly, we determined that a lesser valuation allowance is required related to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $10.5 million reduction to the income tax expense and the valuation allowance.

We anticipate that the effective tax rate will continue to fluctuate in the future due to the mix of earnings and profits in the jurisdictions in which we operate. While the Company expects to be profitable in 2005 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

We believe that the accounting estimate related to our income tax provision, deferred tax assets and liabilities and income taxes payable and recoverable is a critical accounting estimate because it is highly susceptible to our ability to generate taxable income in future years and to adequately provide for potential income tax-related liabilities.

Goodwill and other intangible assets.    We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology, with the assistance of an independent valuation firm.

The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared assets and liabilities, and other variables to calculate the carrying values for each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments.

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

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative use of an intrinsic value method of accounting under APB 25, which we are currently using. The effective date for us is the beginning of the third quarter of 2005. We are currently evaluating the impact that the adoption of SFAS No. 123R will have on our financial condition and results of operations and anticipate that the application of the expensing provisions of SFAS 123R will be relatively consistent with the expense that we have historically disclosed in pro-forma disclosures required by SFAS 123.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 (“FSP 109-2”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. We do not anticipate applying the special one-time tax deduction or DRD to repatriate foreign earnings during 2005.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the recognition of such impairments as an impairment loss equal to the difference between the investments cost and fair value at the reporting date. The effective date for us was the beginning of the third quarter 2004. In September 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1), which delayed the effective date for the measurement and recognition guidance contained in EITF 03-1-1; however did not change the disclosure requirements. The adoption of EITF 03-1 impacted the disclosures related to our investments in 2004 and is not expected to have a material impact on our financial condition or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaced FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We currently do not have any controlling financial interests that are within the scope of this Interpretation.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132R). The disclosure requirements of SFAS 132R require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures relating to net periodic benefit cost required by the revised Statement are effective for interim periods beginning after December 15, 2003. We adopted the interim-period disclosure requirements of SFAS 132 related to net periodic benefit cost on January 1, 2004. The additional disclosure of information about employer contributions related to foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004 and interim periods beginning with the first quarter of 2005. The adoption of SFAS No. 132R impacted the disclosures related to our foreign pension plan in 2004 and will further impact the disclosures in 2005, and is not expected to have a material impact on our financial condition or results of operations.

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2004 and 2003. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2004						2003
	March 31	June 30	Sept. 30		Dec. 31		March 31	June 30	Sept. 30		Dec. 31
Revenue before reimbursements (net revenue)	$87,229	$97,926	$91,607		$98,670		$77,311	$81,674	$76,941		$82,008
Operating income (loss) before restructuring charges	5,113	8,603	8,196		7,298		599	(1,641)	4,712		3,477
Restructuring charges	—	—	—		550	(1)	5,500 (2)	—	1,413	(3)	22,530 (4)
Operating income (loss)	5,113	8,603	8,196		6,748		(4,901)	(1,641)	3,299		(19,053)
Income (loss) before income taxes	5,161	9,643	65,451	(5)	6,844		(5,041)	(1,520)	3,976		(19,239)
Provision for (benefit from) income taxes	936	2,717	3,302		(2,164	)(6)	1,696	1,089	2,924		53,135 (7)
Net income (loss)	4,225	6,926	62,149		9,008		(6,737)	(2,609)	1,052		(72,374)
Basic earnings (loss) per common share	0.23	0.36	3.25		0.47		(0.37)	(0.14)	0.06		(3.95)
Diluted earnings (loss) per common share	0.22	0.34	3.08		0.44		(0.37)	(0.14)	0.05		(3.95)

(1)	During the fourth quarter of 2004, we recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance related restructuring accruals.

(2)	During the first quarter of 2003, we recorded $5.5 million of restructuring charges to increase accruals for leased properties that had been identified as excess in previously announced cost reduction initiatives.

(3)	During the third quarter of 2003, we recorded $1.4 million of restructuring charges to increase accruals for leased properties that had been identified as excess in previously announced cost reduction initiatives.

(4)	During the fourth quarter of 2003, we recorded $22.5 million of restructuring charges for severance related to reductions in our workforce, to increase accruals for leased properties that had been identified as excess in previously announced cost reduction initiatives, and to write-off goodwill and other intangible assets primarily related to a wholly-owned subsidiary in Finland which was converted to a licensee.

(5)	During the third quarter of 2004, we recognized a realized gain of $57.0 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google.

(6)	The full year effective tax rate was 5.5%. At September 30, 2004, the estimated full year effective tax rate was 8.7%. In the fourth quarter of 2004, we recorded an income tax benefit of $2.2 million to reflect the decrease of 3.2% in the full year effective rate.

(7)	During the fourth quarter of 2003, we recorded a full valuation allowance against our net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. The increase in the valuation allowance, which resulted in a non-cash charge to income tax expense in the amount of $57.9 million, was based on the provisions of SFAS No. 109, “Accounting for Income Taxes.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative instruments.    We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value using a Black-Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses). Upon a value event such as an initial public offering or an acquisition, the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. In 2004, 2003 and 2002, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $57.0 million, $0.7 million, $1.6 million, respectively, related to the equity and warrant portfolio.

Currency market risk.    With our operations primarily in North America, Latin America, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of North America, Europe is our largest region in terms of net revenue. A 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our 2004 net income less than $0.1 million. For financial information by geographic segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Heidrick & Struggles International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

March 10, 2005

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$222,753	$119,289
Accounts receivable, less allowance for doubtful accounts of $3,049 and $4,387 at December 31, 2004 and 2003, respectively	51,843	47,245
Other receivables	4,453	3,191
Prepaid expenses	8,377	9,022
Deferred income taxes, net	2,744	—

Total current assets	290,170	178,747

Property and equipment:
Leasehold improvements	27,686	27,416
Office furniture, fixtures and equipment	25,812	26,879
Computer equipment and software	53,664	49,959

	107,162	104,254
Accumulated depreciation and amortization	(79,485)	(70,788)

Property and equipment, net	27,677	33,466

Other non-current assets:
Assets designated for retirement and pension plans	32,468	28,751
Investments	4,089	2,842
Other non-current assets	3,406	4,226
Goodwill	48,818	48,627
Other intangible assets, net	6,890	7,771
Deferred income taxes, net	7,766	—

Total other non-current assets	103,437	92,217

Total assets	$421,284	$304,430

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2004	2003
Current liabilities:
Current maturities of long-term debt	$27	$568
Accounts payable	10,986	7,196
Accrued salaries and employee benefits	68,044	59,788
Other accrued liabilities	42,843	23,545
Current portion of accrued restructuring charges	10,609	18,090
Income taxes payable, net	7,463	4,349

Total current liabilities	139,972	113,536

Non-current liabilities:
Long-term debt, less current maturities	—	26
Retirement and pension plans	37,941	32,232
Non-current portion of accrued restructuring charges	21,632	27,698
Other non-current liabilities	5,613	4,729

Total non-current liabilities	65,186	64,685

Total liabilities	205,158	178,221

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2004 and 2003	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 19,158,588 and 18,339,567 shares were outstanding at December 31, 2004 and 2003, respectively	196	196
Treasury stock at cost, 427,189 and 1,246,210 shares at December 31, 2004 and 2003, respectively	(8,448)	(21,898)
Additional paid in capital	242,655	250,489
Accumulated deficit	(24,587)	(106,895)
Accumulated other comprehensive income	9,033	6,712
Deferred stock-based compensation	(2,723)	(2,395)

Total stockholders’ equity	216,126	126,209

Total liabilities and stockholders’ equity	$421,284	$304,430

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Revenue before reimbursements (net revenue)	$375,432	$317,934	$350,712
Reimbursements	22,744	22,683	26,133

Total revenue	398,176	340,617	376,845

Operating expenses:
Salaries and employee benefits	251,186	223,537	242,330
General and administrative expenses	96,533	87,250	106,913
Reimbursed expenses	21,247	22,683	26,133
Restructuring charges	550	29,443	48,532

Total operating expenses	369,516	362,913	423,908

Operating income (loss)	28,660	(22,296)	(47,063)

Non-operating income (expense):
Interest income	2,588	1,687	2,018
Interest expense	(197)	(166)	(210)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultant’s share of the gains (losses)	57,072	673	(1,325)
Write-down of long-term investments	—	—	(5,000)
Other, net	(1,024)	(1,722)	(73)

Net non-operating income (expense)	58,439	472	(4,590)

Income (loss) before income taxes	87,099	(21,824)	(51,653)
Provision for (benefit from) income taxes	4,791	58,844	(11,491)

Net income (loss)	$82,308	$(80,668)	$(40,162)

Basic earnings (loss) per common share	$4.35	$(4.43)	$(2.22)
Basic weighted average common shares outstanding	18,941	18,217	18,107
Diluted earnings (loss) per common share	$4.11	$(4.43)	$(2.22)
Diluted weighted average common shares outstanding	20,012	18,217	18,107

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Deferred Stock- Based Compen- sation	Total
	Shares	Amount
Balance at December 31, 2001	18,041	$195	$(27,459)	$258,699	$13,935	$(5,872)	$(9,907)	$229,591
Net loss		—	—	—	(40,162)	—	—	(40,162)
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of tax (pretax $83)		—	—	—	—	48	—	48
Foreign currency translation adjustment		—	—	—	—	4,640	—	4,640

Total comprehensive income (loss)		—	—	—	(40,162)	4,688	—	(35,474)

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	2,055	—	—	(2,055)	—
Amortization of deferred compensation		—	—	—	—	—	5,096	5,096
Forfeitures of restricted stock units		—	—	(2,900)	—	—	768	(2,132)
Issuance of common stock	47	—	—	332	—	—	—	332
Exercise of stock options	63	1	—	889	—	—	—	890
Net (purchases) re-issuances of treasury stock	1	—	38	63	—	—	—	101
Accrued compensation under performance share program		—	—	1,307	—	—	—	1,307

Balance at December 31, 2002	18,152	196	(27,421)	260,445	(26,227)	(1,184)	(6,098)	199,711
Net loss		—	—	—	(80,668)	—	—	(80,668)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax (pretax $97)		—	—	—	—	(57)	—	(57)
Foreign currency translation adjustment		—	—	—	—	7,953	—	7,953

Total comprehensive income (loss)		—	—	—	(80,668)	7,896	—	(72,772)

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	3,203	—	—	(3,203)	—
Amortization of deferred compensation		—	—	—	—	—	5,167	5,167
Other stock based compensation		—	—	396	—	—	—	396
Forfeitures of restricted stock units		—	—	(3,625)	—	—	1,739	(1,886)
Exercise of stock options	102	—	1,806	(145)	—	—	—	1,661
Purchases of treasury stock	(288)	—	(3,175)	—	—	—	—	(3,175)
Re-issuances of treasury stock	21	—	399	(91)	—	—	—	308
Vesting of restricted stock units, net of tax withholdings	353	—	6,493	(8,387)	—	—	—	(1,894)
Decrease in accrued compensation under performance share program		—	—	(1,307)	—	—	—	(1,307)

Balance at December 31, 2003	18,340	196	(21,898)	250,489	(106,895)	6,712	(2,395)	126,209
Net income		—	—	—	82,308	—	—	82,308
Other comprehensive income:
Unrealized gain on available-for-sale investments		—	—	—	—	342	—	342
Foreign currency translation adjustment		—	—	—	—	1,979	—	1,979

Total comprehensive income		—	—	—	82,308	2,321	—	84,629

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	3,567	—	—	(3,567)	—
Amortization of deferred compensation		—	—	—	—	—	3,224	3,224
Other stock based compensation		—	—	183	—	—	—	183
Forfeitures of restricted stock units		—	—	(1,357)	—	—	15	(1,342)
Exercise of stock options	551	—	9,748	(1,180)	—	—	—	8,568
Purchases of treasury stock	(85)	—	(2,502)	—	—	—	—	(2,502)
Vesting of restricted stock units, net of tax withholdings	353	—	6,204	(9,047)	—	—	—	(2,843)

Balance at December 31, 2004	19,159	$196	$(8,448)	$242,655	$(24,587)	$9,033	$(2,723)	$216,126

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$82,308	$(80,668)	$(40,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,185	14,073	15,262
Loss on sale of property and equipment	197	27	339
Gain on sale of equity securities	(57,041)	(688)	(1,630)
Write-down of long-term investments	—	—	5,000
Deferred income taxes	(10,554)	59,333	(12,030)
Net unrealized (gain) loss on derivative instruments	(31)	15	2,955
Stock-based compensation expense, net	2,065	2,370	4,271
Restructuring charges	550	29,443	48,532
Cash paid for restructuring charges	(13,971)	(19,230)	(25,396)
Changes in assets and liabilities:
Trade and other receivables	(3,827)	(440)	17,112
Accounts payable	3,496	(2,299)	(5,172)
Accrued expenses	2,918	(14,269)	(30,231)
Income taxes recoverable (payable), net	3,131	12,856	16,583
Retirement and pension plan liabilities	3,197	2,231	2,887
Other assets and liabilities, net	36	7,650	7,710

Net cash provided by operating activities	25,659	10,404	6,030

Cash flows from investing activities:
Capital expenditures	(6,021)	(5,806)	(5,201)
Proceeds from sales of equity securities	128,993	1,546	3,271
Payments to consultants related to sales of equity securities	(54,702)	(858)	(1,814)
Other, net	83	399	(204)

Net cash provided by (used in) investing activities	68,353	(4,719)	(3,948)

Cash flows from financing activities:
Proceeds from stock options exercised	8,568	1,661	890
Purchases of treasury stock	(2,502)	(3,175)	(81)
Payments on debt	(569)	(476)	(2,583)

Net cash provided by (used in) financing activities	5,497	(1,990)	(1,774)

Effect of foreign currency exchange rates on cash and cash equivalents	3,955	5,374	1,180

Net increase in cash and cash equivalents	103,464	9,069	1,488
Cash and cash equivalents:
Beginning of year	119,289	110,220	108,732

End of year	$222,753	$119,289	$110,220

Supplemental disclosures of cash flow information
Cash paid (refunded) for—
Interest	$105	$96	$37
Income taxes, net	(10,767)	(12,136)	(15,335)
Supplemental schedule of noncash financing and investing activities
Unrealized gain (loss) on available-for-sale investments	$342	$(97)	$83

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per share figures)

1. Basis of Presentation

Heidrick & Struggles International, Inc. and Subsidiaries (the “Company”) are engaged in providing executive search and leadership consulting services to clients on a retained basis. The Company operates in North America, Latin America, Europe and Asia Pacific.

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, and accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges. Actual results could differ from these estimates.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2004, the Company had no significant concentrations of credit risk.

The allowance for doubtful accounts is developed based upon several factors including the age of our accounts receivable, historical write-off experience and specific account analysis. As such, these factors may change over time causing the allowance level to adjust accordingly.

Fair Value of Financial Instruments

Cash and Cash Equivalents are stated at cost, which approximates fair market value. The carrying value for receivables from clients, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term nature of the these items.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset or, for leasehold improvements, the shorter of the lease term or the estimated useful life of the asset, as follows:

Office furniture, fixtures and equipment	5-10 years
Computer equipment and software	3-8 years

Depreciation is calculated for tax purposes using accelerated methods, where applicable.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

Investments

The Company receives warrants for equity securities in client companies, in addition to the cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value, using a Black-Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Other warrants received and which do not meet the definition of a derivative instrument under SFAS No. 133 are initially recorded at their fair value, using a Black-Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. These warrants are accounted for using the cost method, and subsequent changes in fair value are not recognized. However, these warrants are regularly reviewed for other-than-temporary declines in fair value. Any permanent declines in the fair value of these warrants are recorded in the Consolidated Statements of Operations as unrealized losses, net of the consultants’ share of the losses.

Upon a value event such as an initial public offering or an acquisition, any changes in the fair value of the warrants, both derivatives and non-derivatives, are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

Any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Subsequent changes in the fair value of these available-for-sale investments are recorded as a component of accumulated other comprehensive income (loss). Upon the sale of these investments, the Company records a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

Goodwill and Other Intangible Assets

Pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology, with the assistance of an independent valuation firm. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

Other intangible assets are amortized using the straight-line method over their estimated useful lives and have been segregated as a separate line item on the Consolidated Balance Sheets.

Restructuring Charges

For restructuring activities announced prior to January 1, 2003, the accruals for restructuring charges were established in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For restructuring activities initiated subsequent to December 31, 2002, the accruals for restructuring charges were established in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which the Company adopted on January 1, 2003.

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

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by our clients. Historically, the Company had not established a receivable for reimbursable expenses incurred but not yet billed as the amount was determined to be immaterial. During the fourth quarter of 2004, the Company enhanced its estimation technique related to reimbursable expenses resulting in a favorable impact to operating income of $1.5 million. The Company has accounted for this as a change in accounting estimate. This change in accounting estimate is not expected to have a significant impact on the Company’s results of operations in future periods.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Salaries and employee benefits are recognized on an accrual basis. Certain signing bonuses and minimum guaranteed compensation are capitalized and amortized up to a maximum of three years, consistent with the terms associated with these payments.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At December 31, 2004, $0.3 million of deferred compensation was structured as forgivable loans. The terms of a deferred compensation arrangement structured as a forgivable loan and granted to an executive officer are included in the employee’s employment agreement as filed with the Securities and Exchange Commission.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net earnings and basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

	2004	2003	2002
Net income (loss):
As reported	$82,308	$(80,668)	$(40,162)
Add: Stock-based compensation expense already included in net income, net of tax in 2002	2,065	2,370	2,520
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program, net of tax in 2002	(10,300)	(8,813)	(11,880)

Pro forma	$74,073	$(87,111)	$(49,522)

Basic earnings (loss) per share:
As reported	$4.35	$(4.43)	$(2.22)
Pro forma	3.91	(4.78)	(2.73)
Diluted earnings (loss) per share:
As reported	$4.11	$(4.43)	$(2.22)
Pro forma	3.78	(4.78)	(2.73)

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options at their grant date during 2004, 2003 and 2002, were $12.78, $5.42, and $8.75, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2004	2003	2002
Risk-free interest rate	3.6%	2.6%	4.4%
Expected years until exercise	4.5	4.5	4.5
Expected stock volatility	48.0%	50.0%	52.0%
Dividend yield	0%	0%	0%

Compensation expense resulting from grants of restricted stock units is measured on the date of grant and is amortized primarily on a straight-line basis over the vesting period.

Consultants’ Share of Gains Related to Warrant Monetizations

Historically, the Company’s policy with respect to warrants was that 55% of the net proceeds resulting from the monetizations of warrants was payable to the consultants involved in the search. For warrants received after February 16, 2005, the portion of the net proceeds payable to consultants was reduced from 55% to 50% and is limited to $10.0 million per monetization. In addition, of the 50% of the net proceeds retained by the Company, 20% (or 10% of the total net proceeds) will be reserved for distribution to the broader employee population.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative use of an intrinsic value method of accounting under APB 25, which the Company is currently using. The effective date for the Company is the beginning of the third quarter of 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on the Company’s financial condition and results of operations and anticipate that the application of the expensing provisions of SFAS 123R will be relatively consistent with the expense that we have historically disclosed in pro-forma disclosures required by SFAS 123.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company does not anticipate applying the special one-time tax deduction or DRD to repatriate foreign earnings during 2005.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the recognition of such impairments as an impairment loss equal to the difference between the investments cost and fair value at the reporting date. The effective date for the Company was the beginning of the third quarter 2004. In September 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1), which delayed the effective date for the measurement and recognition guidance contained in EITF 03-1; however did not change the disclosure requirements. The adoption of EITF 03-1 impacted the disclosures related to the Company’s investments in 2004 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaced FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company currently does not have any controlling financial interests that are within the scope of this Interpretation.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132R). The disclosure requirements of SFAS 132R require more complete information in both annual and interim financial statements about pension and postretirement benefits as well as increase the transparency of the financial reporting related to those plans and benefits. Except as noted, the revised disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures relating to net periodic benefit cost required by the revised Statement are effective for interim periods beginning after December 15, 2003. The Company adopted the interim-period disclosure requirements of SFAS 132 related to net periodic benefit cost on January 1, 2004. The additional disclosure of information about employer contributions related to foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004 and interim periods beginning with the first quarter of 2005. The adoption of SFAS No. 132R impacted the disclosures related to the Company’s foreign pension plan in 2004 and will further impact the disclosures in 2005, and is not expected to have a material impact on the Company’s financial condition or results of operations.

3. Investments

The Company had investments of $4.1 million and $2.8 million at December 31, 2004 and 2003, respectively. Investments primarily include the fair value of the Company’s warrants and equity securities in publicly traded and private companies. The aggregate cost of the Company’s cost method investments totaled $1.2 million at December 31, 2004, all of which were evaluated for impairment.

On October 26, 2000, the Company announced that it entered into an alliance with and invested $10.0 million in ETF Group. In the fourth quarter of 2001, the Company wrote down half of its investment in ETF Group incurring a non-cash charge of $5.0 million. The Company wrote down the remaining $5.0 million in the second quarter of 2002.

4. Other Non-current Assets

Other non-current assets primarily include the assets related to the non-current portion of deferred compensation and the non-current portion of prepaid rent. At December 31, 2004 and 2003, the Company had $3.4 million and $4.2 million of non-current assets, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s annual goodwill impairment test was performed in the fourth quarter of 2004, 2003 and 2002. A transitional goodwill impairment test was performed as of January 1, 2002, upon adoption of SFAS No. 142. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and a comparable public company methodology, with the assistance of an independent valuation firm. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill, by segment, for the year ended December 31, 2004 were as follows:

	North America	Europe	Asia Pacific	Total
Balance at December 31, 2003	$18,362	$28,701	$1,564	$48,627
Exchange rate fluctuations	—	129	62	191

Balance at December 31, 2004	$18,362	$28,830	$1,626	$48,818

As part of the cost reduction initiatives announced in October 2003, the Company wrote off $2.3 million of goodwill. The write-down related primarily to a wholly-owned subsidiary in Finland which was converted to a licensee. The operation had been acquired in 2000.

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

See Note 14, Restructuring Charges, for additional information.

Other Intangible Assets

As part of the cost reduction initiatives announced in October 2003, the Company wrote off $1.1 million of intangible assets. The write-down related primarily to a wholly-owned subsidiary in Finland which was converted to a licensee. The operation had been acquired in 2000.

As part of the cost reduction initiatives announced in October 2002, the Company wrote off approximately $0.5 million of intangible assets primarily related to the Company’s exit from a management search operation in Europe that had been acquired by the Company in 2001.

See Note 14, Restructuring Charges, for additional information.

The carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, 2004 and 2003 are as follows:

	Weighted Average Life	2004			2003
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.9	$11,302	$(4,412)	$6,890	$11,302	$(3,537)	$7,765
Other intangible assets		1,625	(1,625)	—	1,625	(1,619)	6

Total		$12,927	$(6,037)	$6,890	$12,927	$(5,156)	$7,771

The aggregate intangible amortization expense for the years ended December 31, 2004, 2003 and 2002 was $0.9 million, $1.5 million and $2.0 million, respectively. The estimated intangible amortization expense for the five succeeding years is approximately $874 thousand per year.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Accrued Liabilities

The components of other accrued liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred revenue	$10,398	$10,148
Accrued rent	3,603	2,542
Accrued sales and value-added taxes	3,988	2,986
Consultants’ share of equity and warrant gains	18,764	1,487
Other	6,090	6,382

Total	$42,843	$23,545

7. Long-term Debt

At December 31, 2004 and 2003, long-term debt consists of a note payable resulting from an acquisition. At December 31, 2004, the current portion of long-term debt was $27 thousand which approximates its fair value based on current rates for similar debt.

8. Line of Credit

In December 2003, the Company entered into a $60.0 million committed revolving credit facility (the “Facility”). The Facility replaced a $50.0 million committed revolving credit facility and a $5.0 million uncommitted credit facility. The Company pays a facility fee even if no portion of the Facility is used. Under this Facility, the Company may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by the Company’s compliance with certain tests of financial condition. The Facility sets limits on the Company’s ability to make acquisitions without bank approval and to incur additional debt outside of the Facility. The Facility has financial tests the Company must meet or exceed relating to:

•	fixed charge coverage (defined as consolidated EBITDAR minus consolidated capital expenditures to consolidated interest expense plus consolidated rental obligations plus restricted payments). (EBITDAR is defined as earnings before interest expense, taxes, depreciation, amortization and rental expense plus interest income);

•	leverage (defined as consolidated total indebtedness to consolidated EBITDA plus interest income);

•	current ratio (defined as current assets divided by current liabilities); and

•	net worth.

In March 2004, the Company amended the Facility to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 17, Income Taxes, in the Notes to Consolidated Financial Statements.

There were no borrowings outstanding under the lines of credit existing at December 31, 2004 or 2003, nor were there any borrowings during the years ended December 31, 2004 and 2003, respectively, under the then existing lines of credit. At December 31, 2004, the Company was in compliance with the financial covenants of the Facility, and no event of default existed.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees in the United States. The plan contains a 401(k) provision which provides for employee tax-deferred contributions. The Company matched employee contributions on a two-for-one basis up to a maximum contribution of $2,000 per participant for each of the years ended December 31, 2004, 2003 and 2002. The plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. The Company also has the option of making discretionary contributions. Plan expense for the years ended December 31, 2004, 2003 and 2002 was $0.8 million, $0.8 million, and $1.0 million, respectively. Discretionary contributions were not made for the years ended December 31, 2004, 2003 and 2002.

Through September 30, 2004, the plan allowed participants the option of having their account balances or portions thereof invested in the Company’s common stock. As of October 1, 2004, participants were no longer allowed the option of purchasing the Company’s common stock under the plan. However, those participants who held the Company’s common stock were allowed to maintain their shares. At December 31, 2004 and 2003, respectively, the plan held 496,067 and 661,230 shares of the Company’s common stock.

Nonqualified Retirement Plan

The Company has a nonqualified retirement plan for employees in the United States classified as senior associates and senior information specialists. This plan provides for discretionary employer contributions. There was no plan expense for the years ended December 31, 2004, 2003 and 2002. The liability for this retirement plan at December 31, 2004, 2003 and 2002, was $0.5 million, $0.7 million and $0.9 million, respectively.

Deferred Compensation Plans

In 2002, the Company adopted a Deferred Compensation Plan in the United States (the “U.S. Plan”) and in the United Kingdom (the “U.K. Plan”). Participation in these plans is not mandatory.

For the U.S. Plan, certain U.S.-based employees are given the opportunity to defer up to 100% of their eligible cash compensation into several different investment vehicles, including a Company stock fund. Cash deferrals must be made for a minimum of one year. These deferrals are always vested and are not subject to a risk of forfeiture. The U.S. Plan also allows participants to continue to defer beyond the mandatory initial two-year deferral period any share-based deferrals earned under the Management Incentive Plan (“MIP”). The extension of the deferral must be for a minimum of one year. As of December 31, 2004, 2003 and 2002, the compensation deferred in the U.S. Plan was $1.2 million, $1.2 million and $0.9 million, respectively. As of December 31, 2004, the U.S. Plan was not funded. In addition, as of December 31, 2004, approximately $17 million has been deferred under this plan relating to the portion of the consultant’s share of the gain that will be paid in 2005 related to the sale of our shares of common stock of Google.

For the U.K. Plan, certain U.K.-based employees are given the opportunity to waive the right to their annual discretionary bonus payment. The Company may then choose to make a contribution on the employee’s behalf into an Employee Benefit Trust (“EBT”). The trustee of the EBT has full discretion over the administration and the EBT’s choice of investments. The assets and liabilities of the EBT are included in the Consolidated Balance Sheets at December 31, 2004 and 2003. As of December 31, 2004, the compensation deferred in the U.K. Plan was $5.6 million of which $5.6 million was funded. As of December 31, 2003, the compensation deferred in the U.K. Plan was $2.6 million of which $2.6 million was funded.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee.

The following table provides a reconciliation of the benefit obligation for the years ended December 31, 2004 and 2003:

	2004	2003
Change in benefit obligation:
Benefit obligation at January 1,	$24,662	$22,700
Service cost	391	668
Interest cost	1,247	1,278
Actuarial gain	(526)	(3,776)
Benefits paid	(838)	(820)
Translation difference	1,939	4,612

Benefit obligation at December 31,	26,875	24,662
Unrecognized net gain	3,755	3,136

Net amount recognized	$30,630	$27,798

Accrued benefit cost at December 31:
Unfunded status of the plan	$26,875	$24,662
Unrecognized net gain	3,755	3,136

Accrued benefit cost	$30,630	$27,798

	2004	2003	2002
Assumptions:
Discount rate	4.75%	5.25%	6.00%
Rate of compensation increase	1.75%	2.50%	4.00%

Components of net periodic benefit cost:
Service cost	$391	$668	$618
Interest cost	1,247	1,278	1,104

Net periodic benefit cost	$1,638	$1,946	$1,722

The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value, which approximates fair value, at December 31, 2004 and 2003 was $26.8 million and $26.2 million, respectively. The expected contribution to be paid to the plan in 2005 is $0.3 million. Because the reinsurance is not segregated from the Company’s assets for purposes of SFAS No. 87, “Employers’ Accounting for Pensions,” the reinsurance is not regarded as an asset with respect to the pension plan. This asset is included in the Consolidated Balance Sheets at December 31, 2004 and 2003, as a component of assets designated for retirement and pension plans.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Years Ended December 31,
2005	$1,122
2006	1,433
2007	1,360
2008	1,374
2009	1,389
2010 through 2014	7,872

11. Stock-Based Compensation

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

The Plan further provides that the total number of shares with respect to which incentive stock options may be granted shall not exceed 2,000,000. No incentive stock options have been granted under the Plan as of December 31, 2004.

Under the Plan, the maximum number of shares of common stock for which awards may be granted during a calendar year to any participant is 400,000. The maximum amount of a cash award received by any participant under the Plan may not exceed $3,000,000 in any one fiscal year.

In 2000, the Company adopted the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the “RSU Plan”). The RSU Plan was designed to reward and retain certain employees and independent contractors of the Company, who hold the internal title of Partner or Senior Partner, through the issuance of restricted stock units, which upon vesting, are immediately convertible into shares of the Company’s common stock at a ratio of 1:1.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the RSU Plan, the restricted stock units have vesting periods ranging from ratable vesting over a 3 to 5 year period to a cliff vest of 3 to 5 years from the date of grant. The deferred stock-based compensation related to restricted stock units is recorded in stockholders’ equity and is amortized to expense on a straight-line basis over the vesting period.

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

The PSP provides long-term incentive compensation based on the Company’s cumulative performance and the price of the Company’s common stock measured at the end of a three-year award cycle. The awards are expressed as shares of the Company’s common stock and the participants will earn and be paid from zero to 150% of their performance shares based on the Company’s achievement against specific performance goals. The value of the PSP award at the payout date is determined by a combination of the Company’s performance against the specific performance goals and the price of the Company’s common stock on the payout date. Performance shares are paid in cash or shares of the Company’s common stock at the sole discretion of the Company. The cost of the performance shares is expensed over the three-year service period at an amount anticipated to be earned. During 2002, the compensation expense recorded for the 2002 PSP grant was $1.3 million. During 2003, the Company reversed this accrual as the Company determined that the targets established for the 2002 – 2004 PSP cycle would not be achieved due primarily to the restructuring charges which were recorded in 2003. In addition, no expense was recorded for the 2003 PSP grant as the Company determined that the targets established for the 2003 – 2005 PSP cycle would not be achieved. Consistent with these determinations, no expense was recorded for the 2002 PSP grant or 2003 PSP grant in 2004. In December 2003, the Compensation Committee of the Company’s Board of Directors determined that no further PSP awards would be granted.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

Restricted stock unit activity for the three years ended December 31, 2004 is as follows:

Number of Restricted Stock Units
Outstanding on December 31, 2001	1,142,217
Granted	152,074
Vested and converted to common stock	(75,978)
Forfeited	(89,503)

Outstanding on December 31, 2002	1,128,810
Granted	262,264
Vested and converted to common stock	(500,145)
Forfeited	(146,629)

Outstanding on December 31, 2003	744,300
Granted	139,353
Vested and converted to common stock	(473,217)
Forfeited	(46,977)

Outstanding on December 31, 2004	363,459

Total deferred stock-based compensation amortization expense for restricted stock units for 2004, 2003 and 2002 was $3.2 million, $5.2 million, and $5.1 million, respectively. The weighted average fair value, at the time of grant, of restricted stock units granted during 2004, 2003, and 2002 was $25.60, $12.21, and $19.94, respectively.

Non-qualified Stock Options

Activity for non-qualified stock options for the three years ended December 31, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2001	3,457,469	$30.62
Granted	1,154,000	18.37
Exercised	(63,330)	14.00
Forfeited	(446,270)	31.06

Outstanding on December 31, 2002	4,101,869	27.44
Granted	920,000	12.01
Exercised	(102,846)	14.74
Forfeited	(1,419,615)	29.61

Outstanding on December 31, 2003	3,499,408	22.85
Granted	534,570	26.19
Exercised	(550,911)	15.56
Forfeited	(455,114)	26.78

Outstanding on December 31, 2004	3,027,953	$24.18

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about non-qualified stock options at December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.90-$15.08	1,197,729	3.7	$13.14	605,680	$13.64
$18.02-$27.00	804,507	3.4	22.86	185,321	18.42
$27.04-$37.55	556,655	4.7	34.56	341,049	35.69
$40.73-$44.88	469,062	2.6	42.28	420,280	42.47

$11.90-$44.88	3,027,953	3.6	$24.18	1,552,330	$26.86

12. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under generally accepted accounting principles in the United States and also considers the effect of additional economic events that are not required to be reported in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments, net of tax, as components of comprehensive income (loss). The components of comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Net income (loss)	$82,308	$(80,668)	$(40,162)
Change in foreign currency translation adjustment	1,979	7,953	4,640
Change in unrealized gain on available-for-sale investments, net of tax in 2002	342	(57)	48

Comprehensive income (loss)	$84,629	$(72,772)	$(35,474)

13. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per share, and the shares used in the computation, for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$82,308	$(80,668)	$(40,162)
Weighted average common shares outstanding	18,941	18,217	18,107
Basic earnings (loss) per common share	$4.35	$(4.43)	$(2.22)

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$82,308	$(80,668)	$(40,162)
Weighted average common shares outstanding	18,941	18,217	18,107
Dilutive common shares	1,071	—	—

Weighted average diluted common shares outstanding	20,012	18,217	18,107

Diluted earnings (loss) per common share	$4.11	$(4.43)	$(2.22)

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2003 and 2002, there were approximately 0.7 million and 0.9 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would be anti-dilutive.

Options to purchase 0.9 million, 1.9 million and 3.0 million shares of common stock that were outstanding during 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

14. Restructuring Charges

In 2001, the Company began the restructuring of its business to better align costs with expected net revenue levels. During 2002, 2003 and 2004, the Company recorded restructuring charges of $48.5 million, $29.4 million and $0.6 million, respectively.

The following table summarizes the workforce reductions and the restructuring charges for the years ended December 31, 2002, 2003 and 2004:

	Employee Reductions			Restructuring Charges
Restructuring Charges by Year:	Consultants	All Other	Total	Employee- related	Office- related	Total
2002	112	290	402	$22,560	$25,972	$48,532
2003	7	25	32	3,946	25,497	29,443
2004	—	—	—	(63)	613	550

In 2002, the Company recorded $48.5 million of restructuring charges which include $22.6 million of severance and other related costs, $23.3 million related to the consolidation and closing of offices and $2.6 million of goodwill and intangible asset write-offs. By segment, the restructuring charges recorded in 2002 are as follows: North America $19.7 million, Latin America $0.6 million, Europe $24.7 million, Asia Pacific $0.7 million and Corporate $2.8 million. Of the $48.5 million of restructuring charges recorded in 2002, approximately $36.1 million represents cash charges.

In 2003, the Company recorded restructuring charges of $29.4 million. The charges include severance and other employee-related costs of $3.9 million related to reductions in workforce, primarily in Europe, expense of $22.2 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges and $3.3 million of expense for goodwill and other intangible impairment, related primarily to a wholly-owned subsidiary in Finland which was converted to a licensee. The accruals for excess real estate were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. The restructuring charges by segment are as follows: North America $7.0 million, Europe $22.1 million, and Corporate $0.3 million. Of the $29.4 million of restructuring charges recorded in 2003, approximately $25.8 million represents cash charges.

In the fourth quarter of 2004, the Company recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance-related restructuring accruals.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below outlines the restructuring charges along with related cash payments and non-cash write-offs for each of the years in the three-year period ended December 31, 2004:

	Employee- related	Office- related	Other Cash Charges	Total
Accrued restructuring charges as of December 31, 2001	$4,981	$23,282	$267	$28,530
Restructuring charges	22,560	25,972	—	48,532
Cash payments	(12,635)	(12,494)	(267)	(25,396)
Non-cash write-offs	(2,903)	(9,527)	—	(12,430)

Accrued restructuring charges as of December 31, 2002	12,003	27,233	—	39,236
Restructuring charges	3,946	25,497	—	29,443
Cash payments	(9,506)	(9,724)	—	(19,230)
Non-cash write-offs	—	(3,661)	—	(3,661)

Accrued restructuring charges as of December 31, 2003	6,443	39,345	—	45,788
Restructuring charges (benefit)	(63)	613	—	550
Cash payments	(4,002)	(9,969)	—	(13,971)
Non-cash write-offs	—	(126)	—	(126)

Accrued restructuring charges as of December 31, 2004	$2,378	$29,863	$—	$32,241

The majority of the accrued restructuring charges as of December 31, 2004 relates to real estate leases which require cash payments through the lease term, reduced by sub-lease income, or until such time in which negotiations with the lessor to terminate the lease are completed. Based on current estimates, of the $32.2 million of restructuring charges unpaid as of December 31, 2004, approximately $10.6 million is expected to be paid in 2005 with the remainder payable in years subsequent to 2005.

15. Significant Warrant Monetization

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

Pursuant to the terms of the Company’s compensation policy with respect to warrants, 55% of the net proceeds from these sales of shares of common stock of Google is payable to our consultants involved with the search in the month following the monetization. The Company’s current Chief Executive Officer, Thomas J Friel, was a member of this search team and will receive 25% of the consultants’ team share. Mr. Friel’s share is solely related to his work as a search consultant in 2001, at which time he was not the Company’s Chief Executive Officer. Mr. Friel has elected to defer receipt of his share of the net proceeds until 2005 under an existing deferred compensation plan. The remaining 75% of the consultants’ team share of the net proceeds, approximately $53.1 million, was paid in October 2004.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses) on the equity and warrant portfolio, net of the consultants’ share of the gains (losses) and other costs, for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Realized gains on investments	$57,041	$688	$1,630
Unrealized gains (losses) on derivative instruments	31	(15)	(2,955)

Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultant’s share of the gains (losses)	$57,072	$673	$(1,325)

During 2004, the Company recognized realized gains of $57.0 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of its shares of common stock of Google.

17. Income Taxes

The sources of income (loss) before income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
United States	$77,375	$(5,970)	$(27,323)
Foreign	9,724	(15,854)	(24,330)

Income (loss) before income taxes	$87,099	$(21,824)	$(51,653)

The provision for (benefit from) income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Current—
Federal	$12,216	$—	$(12,446)
State and local	1,355	254	1,988
Foreign	1,730	2,413	12,375
Deferred	(10,510)	56,177	(13,408)

Total provision for (benefit from) income taxes	$4,791	$58,844	$(11,491)

A reconciliation of the provision for (benefit from) income taxes for the years ended December 31, 2004, 2003 and 2002 to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	2004	2003	2002
Income tax provision (benefit) at the statutory U.S. federal rate	$30,485	$(7,638)	$(18,078)
State income tax provision (benefit), net of federal tax benefit	1,374	(224)	(1,588)
Nondeductible expenses	(799)	614	4,679
Effect of foreign tax credits	—	—	(15,127)
Foreign tax higher than U.S.	2,577	2,292	4,120
Increase (decrease) in valuation allowance	(29,754)	57,889	14,700
Vesting of restricted stock units	—	4,273	—
Other, net	908	1,638	(197)

Total provision for (benefit from) income taxes	$4,791	$58,844	$(11,491)

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax amounts have been classified in the Consolidated Balance Sheets as of December 31, 2004 and 2003 as follows:

	2004	2003
Current deferred tax assets	$19,764	$16,638
Current deferred tax liabilities	(541)	(117)
Valuation allowance	(16,479)	(16,521)

Current deferred tax asset, net	2,744	—

Non-current deferred tax assets	50,492	77,705
Non-current deferred tax liabilities	(2,289)	(7,616)
Valuation allowance	(40,437)	(70,089)

Non-current deferred tax asset, net	7,766	—

Net deferred tax assets	$10,510	$—

The deferred tax assets and liabilities as of December 31, 2004 and 2003 are attributable to the following components:

	2004	2003
Deferred tax assets attributable to:
Receivable allowances	$1,213	$1,648
Accrued vacations	1,633	1,254
Accrued bonuses	3,997	9,081
Liability for nonqualified retirement plans	6,286	6,239
Other accrued expenses	4,787	6,492
Leasehold improvements and equipment	3,232	2,438
Foreign net operating loss carryforwards	15,791	15,706
Write-down of investments	402	6,855
Goodwill	933	3,410
Accrued restructuring charges	12,503	17,331
Deferred compensation	10,601	—
Unrealized foreign currency exchange losses	695	—
Federal and state tax benefit on net operating loss carryforwards	244	10,874
U.S. foreign tax credit carryforwards	6,572	13,015

Deferred tax assets, before valuation allowance	68,889	94,343

Deferred tax liabilities attributable to:
System development costs	—	(2,941)
Unrealized gain on equity and warrant portfolio	(921)	(1,280)
Prepaid expenses	(505)	—
Other	(36)	(3,512)

Deferred tax liabilities	(1,462)	(7,733)

Valuation allowance	(56,917)	(86,610)

Net deferred tax assets	$10,510	$—

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. In 2003, 2002 and 2001, the Company reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In considering how the loss was created, evidence indicating that the loss was unusual, infrequent, or an aberration, rather than a continuing condition is an example of positive evidence that might support a conclusion that a valuation allowance is not needed when there is negative evidence. Until the fourth quarter of 2003, the Company considered the fact that the cumulative losses were primarily the result of the restructuring charges along with other positive evidence to be sufficient to support a conclusion that a valuation allowance was not needed. However, when the Company recorded a restructuring charge totaling $22.5 million in the fourth quarter of 2003, management no longer felt it appropriate, for purposes of SFAS No. 109, to regard the restructuring charges as unusual, infrequent, or as an aberration, based on the number of restructuring charges recorded in the last three years and the magnitude of the charge taken in the fourth quarter of 2003. As a result, the significant negative evidence of cumulative losses in recent years could not be overcome by other positive evidence, most of which was subjective in nature. Based upon the provisions of SFAS No. 109, the Company recorded, in the fourth quarter of 2003, a full valuation allowance against its net deferred tax assets.

At the time the Company recorded a full valuation allowance against its net deferred tax assets, the Company anticipated that it would generate a loss for U.S. income tax purposes in 2004, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the affects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

As a result of a significant warrant monetization in the third quarter of 2004, the Company generated income in 2004 for U.S. income tax purposes. Accordingly, the Company determined that a lesser valuation allowance is required related to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $10.5 million reduction to the income tax expense and the valuation allowance.

The Company anticipates that the effective tax rate will continue to fluctuate in the future due to the mix of earnings and profits in the jurisdictions in which it operates. While the Company expects to be profitable in 2005 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, the Company determines a lesser allowance is required, the Company would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

The tax benefit for stock option deductions in excess of financial reporting deductions is recognized as an increase in Additional Paid In Capital on the Company’s consolidated balance sheet. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the valuation allowance release attributable to stock option deductions will be recognized as an increase in Additional Paid In Capital. At December 31, 2004, the benefit related to the valuation allowance release attributable to stock option deductions to be recognized as an increase to Additional Paid In Capital was $2.7 million.

At December 31, 2004, the Company has $51.4 million of loss carryforwards related to its foreign tax filings. Depending on the tax rules of the foreign tax jurisdictions, the losses can be carried forward indefinitely

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or the carryforward periods are limited, ranging from 5 years to 15 years. The Company also has U.S. foreign tax credits of $6.6 million, which expire in 2010 through 2012.

As of December 31, 2004, the Company had unremitted earnings held in its foreign subsidiaries of approximately $19 million. The Company has not recognized a deferred tax liability for the unremitted earnings of its foreign operations that arose in 2004 and prior years because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to unremitted earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

18. Segment Information

The Company operates its executive search and complementary leadership services in four geographic regions: North America which includes the United States (except Miami) and Canada; Latin America, which includes Mexico and the rest of Latin America, as well as Miami, which serves as the gateway office to the region; Europe; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and therefore are not included in the net revenue by geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflects the Company’s core operations.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Revenue:
North America	$201,751	$172,043	$194,241
Latin America	12,659	11,242	11,020
Europe	129,323	113,034	124,391
Asia Pacific	31,699	21,615	21,060

Revenue before reimbursements (net revenue)	375,432	317,934	350,712
Reimbursements	22,744	22,683	26,133

Total	$398,176	$340,617	$376,845

Operating income (loss):
North America	$45,778	$35,994	$33,711
Latin America	1,104	863	(2,775)
Europe	3,593	(3,818)	(3,209)
Asia Pacific	6,312	2,258	1,497

Total regions	56,787	35,297	29,224
Corporate	(27,577)	(28,150)	(27,755)

Operating income before restructuring charges	29,210	7,147	1,469
Restructuring charges	(550)	(29,443)	(48,532)

Total	$28,660	$(22,296)	$(47,063)

Depreciation and amortization:
North America	$5,847	$5,631	$5,760
Latin America	421	393	431
Europe	4,363	5,886	7,098
Asia Pacific	754	846	787

Total regions	11,385	12,756	14,076
Corporate	1,800	1,317	1,186

Total	$13,185	$14,073	$15,262

Capital expenditures:
North America	$1,982	$2,116	$1,747
Latin America	211	207	215
Europe	2,545	1,715	2,236
Asia Pacific	401	974	343

Total regions	5,139	5,012	4,541
Corporate	882	794	660

Total	$6,021	$5,806	$5,201

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable assets, and goodwill and other intangible assets, by segment, at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Identifiable assets:
North America	$63,026	$64,801
Latin America	7,078	5,139
Europe	137,715	138,057
Asia Pacific	28,575	21,165

Total regions	236,394	229,162
Corporate	184,890	75,268

Total	$421,284	$304,430

Goodwill and other intangible assets, net:
North America	$21,509	$22,099
Latin America	—	—
Europe	32,573	32,735
Asia Pacific	1,626	1,564

Total regions	55,708	56,398
Corporate	—	—

Total	$55,708	$56,398

19. Guarantees

The Company has issued a letter of credit and guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default is approximately $8.9 million as of December 31, 2004. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

20. Commitments and Contingencies

Operating Leases

The Company leases office space in various buildings for its own use. The terms of these office-related leases provide that the Company pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2016. The Company also leases certain computer equipment, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2004, 2003 and 2002, was $29.8 million, $32.0 million and $35.5 million, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2005	$30,445	$1,404	$31,849
2006	27,533	909	28,442
2007	25,806	339	26,145
2008	22,919	170	23,089
2009	20,306	104	20,410
Thereafter	22,877	133	23,010

Total	$149,886	$3,059	$152,945

The aggregate minimum future lease payments on office leases is $149.9 million. The Company has contractual sub-lease arrangements to receive aggregate sublease income of $18.4 million related to certain leases that expire at various dates through 2016. The sublease income relates to properties which were sublet as part of the office consolidations and closings announced in 2003, 2002 and 2001. See Note 14, Restructuring Charges, for additional information.

Certain of the leases provide for renewal options and the payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

Litigation

The Company has contingent liabilities from various pending claims and litigation matters arising in the course of the Company’s business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Although the Company’s ultimate liability in these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

In December 2002, Mt. Sinai Medical Center of Miami filed suit against the Company regarding a search for a chief executive officer that the Company performed in 1998 seeking damages, including between $59 million and $75 million based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment, dismissing all the claims made by Mt. Sinai. Mt Sinai has filed an appeal with respect to this decision. While there can be no assurance as to the outcome, the Company believes that the claims are without merit.

21. Subsequent Event

In February 2005, the Company announced that it expects to record restructuring charges of between $9 million and $15 million for severance and office closures and consolidations beginning in the second quarter of 2005. The restructuring charges relate primarily to the European region where initiatives are underway to improve operating margin in order to meet our profitability objectives.

SCHEDULE II

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Charged to Costs & Expenses	Deduction Including Currency Translation	Balance at End of Year
Year Ended December 31,
2004	$4,387	(668)	(670)	$3,049
2003	$6,527	(989)	(1,151)	$4,387
2002	$12,923	1,871	(8,267)	$6,527

See accompanying Report of Independent Registered Public Accounting Firm.

PART II (continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal controls over financial reporting as of December 31, 2004.

Because of its inherent limitations, although designed and operated to provide reasonable assurance that the objectives of the control system are met, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 71.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (page 70), that Heidrick & Struggles International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heidrick & Struggles International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Heidrick & Struggles International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Heidrick & Struggles International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Chicago, Illinois

March 10, 2005

Changes in Internal Control Over Financial Reporting

During 2004, the Company has taken a number of steps that have improved the effectiveness of internal control over financial reporting including increasing the levels of review, documenting the reviews that have been performed, utilizing outside resources, including subject matter experts, and additional training of staff. More specifically, the Company has identified and implemented improvements in internal controls over financial reporting in the following areas.

•	The Company has utilized significant outside resources to supplement the Company’s tax function and to support the preparation of tax related financial matters.

•	The Company has improved its procedures for reviewing the calculation of basic and diluted average shares outstanding.

•	The Company has adopted internal controls related to certain out-of-pocket expenses that are reimbursed by our clients. Historically, the Company had not established a receivable for reimbursable expenses incurred but not yet billed as the amount was determined to be immaterial. During the fourth quarter of 2004, the Company enhanced its estimation technique relating to reimbursable expenses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included under the captions “Election of Directors,” “Nominees for Director,” “Class 2006 Directors,” and “Class 2007 Directors” in our 2005 Proxy Statement and is incorporated herein by reference. See also “Executive Officers” included in Part I of this report.

In addition, information required by this Item will be included under the caption “Audit Committee,” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-End Option Values” and “Employment Agreements” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2005 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2004, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	3,391,412	(2)	$24.18	2,617,595
Equity compensation plans not approved by stockholders	—		—	—

Total equity compensation plans	3,391,412		$24.18	2,617,595

(1)	For a description of the types of securities that may be issued under our GlobalShare Program I and GlobalShare Program II (collectively, the “Plan”), please read Note 11, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K. The amount of any type of security to be issued under the Plan is to be determined by the Compensation Committee at the date of grant.

(2)	Includes 363,459 restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 38.

2. Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts	69

3. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K Filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as administrative Agent (Incorporated by reference to Exhibit 10.01 of the Registrants Form 10-K, filed March 12, 2004)

10.02	Amendment No. 1 to Credit Agreement between Heidrick & Struggles International, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, as Administrative Agent dated December 22, 2003 (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed August 6, 2004)

10.03	Employment Agreement of Thomas J. Friel (Incorporated by reference to Exhibit 10.01 of the Registrants From 10-Q filed on August 14, 2003)

10.04	Employment Agreement of Jocelyn Dehnert (Incorporated by reference to Exhibit 10.02 of the Registrants From 10-Q filed on May 15, 2003)

10.05	Employment agreement of Eileen A. Kamerick (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on August 6, 2004)

*10.06	Employment Agreement of Jeff R. Scherb

*10.07	Employment Agreement of Bonnie W. Gwin

*10.08	Employment Agreement of L. Kevin Kelly

10.09	Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (Incorporated by reference to Exhibit 4.03 of this Registrant’s Registration Statement on Form S-8 (File No. 333-32544))

10.10	Amendment No. 1 to the Heidrick & Struggles Restricted Stock Unit Plan (Incorporated by reference to Exhibit 99.05 of the Registrant’s Form 10-K filed on March 29, 2002)

10.11	Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))

10.12	Form of Heidrick & Struggles Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed on November 9, 2004)

Exhibit No.	Description

10.13	Form of Heidrick & Struggles Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on November 9, 2004)

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(b) REPORTS ON FORM 8-K

On October 28, 2004 we furnished a report under Item 2.02 and Item 9.01 regarding a news release reporting our 2004 third quarter financial results.

(c) SEE EXHIBIT INDEX ABOVE

(d) FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois, on March 11, 2005.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/S/ EILEEN A. KAMERICK
Title	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

Signature	Title

/S/ THOMAS J. FRIEL Thomas J. Friel (principal executive officer)	Chairman, Chief Executive Officer and Director

/S/ EILEEN A. KAMERICK Eileen A. Kamerick (principal financial and accounting officer)	Chief Financial Officer

/S/ RICHARD I. BEATTIE Richard I. Beattie	Director

/s/ ANTONIO BORGES Antonio Borges	Director

/S/ JOHN A. FAZIO John A. Fazio	Director

/s/ JILL KANIN-LOVERS Jill Kanin-Lovers	Director

/S/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director

/S/ GERARD R. ROCHE Gerard R. Roche	Director

/s/ V. PAUL UNRUH V. Paul Unruh	Director

/S/ DOUGLAS C. YEARLEY Douglas C. Yearley	Director