Form 10-Q
period 2005-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2005-05-06
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 2, 2005, there were 19,507,466 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$57,665	$98,428
Short-term investments	127,225	124,325
Accounts receivable, net of allowance for doubtful accounts	66,636	51,843
Other receivables	4,689	4,453
Prepaid expenses	10,028	8,377
Income taxes recoverable, net	223	—
Deferred income taxes, net	1,210	2,744

Total current assets	267,676	290,170

Non-current assets:
Property and equipment, net	25,518	27,677
Assets designated for retirement and pension plans	31,517	32,468
Investments	2,500	4,089
Other non-current assets	4,018	3,406
Goodwill	48,747	48,818
Other intangible assets, net	6,672	6,890
Deferred income taxes, net	9,356	7,766

Total non-current assets	128,328	131,114

Total assets	$396,004	$421,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Current liabilities:
Short-term debt	$26	$27
Accounts payable	8,140	10,986
Accrued salaries and employee benefits	52,298	68,044
Other accrued liabilities	40,962	42,843
Current portion of accrued restructuring charges	8,595	10,609
Income taxes payable, net	—	7,463

Total current liabilities	110,021	139,972

Non-current liabilities:
Retirement and pension plans	36,699	37,941
Non-current portion of accrued restructuring charges	20,634	21,632
Other non-current liabilities	5,601	5,613

Total non-current liabilities	62,934	65,186

Total liabilities	172,955	205,158

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 19,406,089 and 19,158,588 shares were outstanding at March 31, 2005 and December 31, 2004, respectively	196	196
Treasury stock at cost, 179,688 and 427,189 shares at March 31, 2005 and December 31, 2004, respectively	(4,641)	(8,448)
Additional paid in capital	260,539	242,655
Accumulated deficit	(17,727)	(24,587)
Accumulated other comprehensive income	7,562	9,033
Deferred stock-based compensation	(22,880)	(2,723)

Total stockholders’ equity	223,049	216,126

Total liabilities and stockholders’ equity	$396,004	$421,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	$98,582	$87,229
Reimbursements	6,875	5,199

Total revenue	105,457	92,428

Operating expenses:
Salaries and employee benefits	67,912	61,369
General and administrative expenses	24,277	20,747
Reimbursed expenses	6,887	5,199

Total operating expenses	99,076	87,315

Operating income	6,381	5,113

Non-operating income (expense):
Interest income	1,157	364
Interest expense	(155)	(5)
Net realized and unrealized losses on equity and warrant portfolio, net of the consultants’ share of the losses	(150)	(122)
Other, net	409	(189)

Net non-operating income	1,261	48

Income before income taxes	7,642	5,161
Provision for income taxes	782	936

Net income	$6,860	$4,225

Basic earnings per common share	$0.36	$0.23

Diluted earnings per common share	$0.33	$0.22

Weighted average common shares outstanding:
Basic	19,226	18,489
Diluted	20,661	19,427

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Deferred Stock-Based Compen- sation	Total
	Shares	Amount
Balance at December 31, 2004	19,159	$196	$(8,448)	$242,655	$(24,587)	$9,033	$(2,723)	$216,126

Net income	—	—	—	—	6,860	—	—	6,860

Other comprehensive loss:
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(90)	—	(90)
Foreign currency translation adjustment	—	—	—	—	—	(1,381)	—	(1,381)

Total comprehensive income (loss)	—	—	—	—	6,860	(1,471)	—	5,389

Treasury and common stock transactions:

Issuance of restricted stock units	—	—	—	21,734	—	—	(21,734)	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,577	1,577

Other stock-based compensation	—	—	—	48	—	—	—	48

Exercise of stock options	217	—	4,308	(740)	—	—	—	3,568

Purchases of treasury stock	(67)	—	(2,403)	—	—	—	—	(2,403)

Vested restricted stock units, net of tax withholdings	97	—	1,902	(3,158)	—	—	—	(1,256)

Balance at March 31, 2005	19,406	$196	$(4,641)	$260,539	$(17,727)	$7,562	$(22,880)	$223,049

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,860	$4,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,028	3,051
Deferred income taxes	(47)	—
Net realized and unrealized losses on equity and warrant portfolio	150	122
Stock-based compensation expense, net	1,625	(236)
Cash paid for restructuring charges	(3,012)	(5,710)
Changes in assets and liabilities:
Trade and other receivables	(15,861)	(9,711)
Accounts payable	(2,693)	(108)
Accrued expenses	(16,589)	(12,562)
Income taxes payable	(7,682)	(3,180)
Other assets and liabilities, net	(3,048)	254

Net cash used in operating activities	(37,269)	(23,855)

Cash flows from investing activities:
Capital expenditures	(1,053)	(1,543)
Proceeds from sales of equity securities	1,176	73
Payments to consultants related to sales of equity securities	(655)	(22)
Purchases of short-term investments	(9,775)	(12,700)
Proceeds from sales of short-term investments	6,875	6,050
Other, net	30	63

Net cash used in investing activities	(3,402)	(8,079)

Cash flows from financing activities:
Proceeds from stock options exercised	3,568	3,711
Purchases of treasury stock	(2,403)	—
Payments on debt	—	(369)

Net cash provided by financing activities	1,165	3,342

Effect of foreign currency exchange rates on cash and cash equivalents	(1,257)	(18)

Net decrease in cash and cash equivalents	(40,763)	(28,610)

Cash and cash equivalents:
Beginning of period	98,428	79,039

End of period	$57,665	$50,429

The accompanying notes to consolidated financial statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc., and subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 11, 2005.

2. Summary of Significant Accounting Policies

Stock-based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123.

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net income and basic and diluted earnings per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$6,860	$4,225
Add: Stock-based compensation expense (credit) already included in net income	1,625	(236)
Deduct: Pro forma employee compensation cost related to stock options and restricted stock units	(3,484)	(2,058)

Pro forma	$5,001	$1,931

Basic earnings per common share:
As reported	$0.36	$0.23
Pro forma	0.26	0.10

Diluted earnings per common share:
As reported	$0.33	$0.22
Pro forma	0.25	0.10

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. These items include auction rate securities in the amount of $124.3 million that have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 Consolidated Balance Sheet to conform to the fiscal 2005 presentation. Accordingly, the Consolidated Statement of Cash Flows for the three months ended March 31, 2004 reflects the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative use of an intrinsic value method of accounting under APB 25, which the Company is currently using. On April 14, 2005 the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is currently evaluating the impact that the adoption of SFAS No. 123R and SAB No. 107 will have on the Company’s financial condition and results of operations.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2004	$18,362	$28,830	$1,626	$48,818
Exchange rate fluctuations	—	(79)	8	(71)

Balance at March 31, 2005	$18,362	$28,751	$1,634	$48,747

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life	March 31, 2005			December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.0	$11,302	$(4,630)	$6,672	$11,302	$(4,412)	$6,890

Intangible amortization expense for the three months ended March 31, 2005 and 2004 was $218 thousand and $225 thousand, respectively. The estimated intangible amortization expense for the five succeeding years is approximately $874 thousand per year.

4. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2005	2004
Service cost	$99	$97
Interest cost	300	311
Amortization of net gain	(86)	(50)

Net periodic benefit cost	$313	$358

5. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$6,860	$4,225
Change in foreign currency translation adjustment	(1,381)	(400)
Change in unrealized gain on available-for-sale investments	(90)	—

Comprehensive income	$5,389	$3,825

6. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended March 31,
	2005	2004
Basic earnings per common share:
Net income	$6,860	$4,225

Weighted average common shares outstanding	19,226	18,489

Basic earnings per common share	$0.36	$0.23

Diluted earnings per common share:
Net income	$6,860	$4,225

Weighted average common shares outstanding	19,226	18,489
Dilutive common shares	1,435	938

Weighted average diluted common shares outstanding	20,661	19,427

Diluted earnings per common share	$0.33	$0.22

7. Restructuring Charges

The Company has recorded a series of restructuring charges to better align costs with expected net revenue levels. Through the first quarter of 2005, the Company has recorded cumulative restructuring charges of $131.8 million. The table below outlines the restructuring-related accruals at March 31, 2005 and December 31, 2004, and the cash payments for the three months ended March 31, 2005:

	Employee- related	Office- related	Total
Accrual balance at December 31, 2004	$2,378	$29,863	$32,241
Cash payments	(149)	(2,863)	(3,012)

Accrual balance at March 31, 2005	$2,229	$27,000	$29,229

8. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended March 31,
	2005	2004
Realized gains on investments	$521	$51
Unrealized losses on derivative instruments	(671)	(173)

Net realized and unrealized losses on equity and warrant portfolio, net of the consultants’ share of the losses	$(150)	$(122)

9. Income Taxes

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

In the first quarter of 2004, the Company recorded $0.9 million of income tax expense for certain of its foreign operations. The effective tax rate for the first quarter of 2004 was only 18% as there was no deferred income tax provision in the U.S. given the Company had a full valuation allowance for its net deferred tax assets.

As a result of a significant warrant monetization in the third quarter of 2004, the Company generated income in 2004 for U.S. income tax purposes. Accordingly, the Company determined that a lesser valuation allowance was required relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $10.5 million reduction to the income tax expense and the valuation allowance.

In the first quarter of 2005, the Company recorded $0.8 million of income tax expense primarily for certain of its foreign operations. The annual effective tax rate used to record the income tax provision for the first quarter of 2005 was 18%. However, the effective tax rate for the first quarter of 2005 was only 10% as the Company recorded certain significant discrete tax items during the first quarter that were not considered in the estimate of the annual effective tax rate. Such items included a further reduction in the valuation allowance and expected refunds of state income tax payments made in prior years.

10. Segment Information

In the first quarter of 2005, the Company combined the management teams of North America and Latin America and created the office of the President of the Americas. Consistent with this management change, segment information as of and for the three months ended March 31, 2004 has been reclassified to conform to the current segment classifications.

The Company now operates its executive search and leadership consulting services in three geographic regions: the Americas, which includes the United States, Canada, Mexico and Latin America; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and therefore are not included in the net revenue by geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflects the Company’s core operations.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2005	2004
Revenue:
Americas	$54,577	$48,434
Europe	34,087	32,119
Asia Pacific	9,918	6,676

Revenue before reimbursements (net revenue)	98,582	87,229
Reimbursements	6,875	5,199

Total	$105,457	$92,428

Operating income (loss):
Americas	$8,853	$9,578
Europe	856	780
Asia Pacific	2,490	1,051

Total regions	12,199	11,409
Corporate	(5,818)	(6,296)

Total	$6,381	$5,113

Depreciation and amortization:
Americas	$1,308	$1,349
Europe	1,269	1,140
Asia Pacific	186	191

Total regions	2,763	2,680
Corporate	265	371

Total	$3,028	$3,051

Capital expenditures:
Americas	$400	$649
Europe	483	484
Asia Pacific	86	139

Total regions	969	1,272
Corporate	84	271

Total	$1,053	$1,543

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	March 31, 2005	December 31, 2004
Identifiable assets:
Americas	$74,565	$70,104
Europe	130,985	137,715
Asia Pacific	30,192	28,575

Total regions	235,742	236,394
Corporate	160,262	184,890

Total	$396,004	$421,284

Goodwill and other intangible assets, net:
Americas	$21,361	$21,509
Europe	32,424	32,573
Asia Pacific	1,634	1,626

Total	$55,419	$55,708

11. Guarantees

The Company has issued a letter of credit and guarantees on the payment of lease commitments for office space for certain subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements. The guarantees are for the term of the lease agreements, which extend through 2009. For each guarantee issued, if the subsidiary defaults on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit and guarantees is approximately $8.7 million as of March 31, 2005. No amount has been accrued for the Company’s obligation under these guaranty arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; price competition; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. Our reports filed with the U. S. Securities and Exchange Commission (in particular, our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004 under Risk Factors in Item 1) also include information on factors that may affect the outcome of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of personnel for their executive management and board positions. In addition to executive search, we provide other leadership services, including executive assessment and professional development and—through an alliance - executive coaching.

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our Company and our shareholders. Consultants are rewarded for individual performance based on a system which directly ties compensation to the amount of net revenue for which the consultant is responsible. Actual compensation is adjusted, up or down, based on our performance against company-wide and regional profitability targets approved by the Compensation Committee of the Board of Directors. Each quarter, we evaluate the expected annual performance of both the consultants and the Company. As annualized performance estimates are revised each quarter, compensation accruals are adjusted in each region. As a result, the discretionary portion of compensation expense may fluctuate significantly from quarter to quarter.

First Quarter 2005 Developments

In the first quarter of 2005, the Company combined the management teams of North America and Latin America and created the office of the President of the Americas. Consistent with this management change, segment information in previously issued financial statements has been restated to conform to the current segment classifications.

The Company now operates its executive search and leadership consulting services in three geographic regions: the Americas, which includes the United States, Canada, Mexico and Latin America; Europe, which includes the Middle East and Africa; and Asia Pacific.

Consistent with the changes in our reportable segments, we announced the promotion of Bonnie W. Gwin to the office of President of the Americas. Also, in the first quarter of 2005, we announced the promotion of L. Kevin Kelly to the office of President of Europe. For the immediate future, Mr. Kelly will also remain in his role as Regional Managing Partner, Asia Pacific, until a replacement is named for that role.

2005 Outlook

As we look forward throughout 2005, we have numerous business and cost initiatives in place to help us improve revenue growth and operating margin. An essential component to continued operating margin expansion in 2005 is a focus on raising profitability in Europe. Although the European region reported operating income in 2004, compared to an operating loss in 2003, we have assembled a team of executives to focus on increasing profitability further in 2005. As we announced in February 2005, we expect to record restructuring charges estimated to range from $9 million to $15 million for severance and office closures and consolidations beginning in the second quarter of 2005. The restructuring charges relate primarily to the European region where initiatives are underway to improve operating margin in order to meet company-wide profitability objectives.

For 2005, we currently anticipate net revenue to be in the range of $400 million to $412 million. At those net revenue levels, we expect that operating margin would be approximately 10%, excluding any restructuring charges.

Results of Operations

We operate our executive search and leadership consulting services in three geographic regions: The Americas, Europe, and Asia Pacific.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	7.0	6.0

Total revenue	107.0	106.0

Operating expenses:
Salaries and employee benefits	68.9	70.4
General and administrative expenses	24.6	23.8
Reimbursed expenses	7.0	6.0

Total operating expenses	100.5	100.1

Operating income	6.5	5.9

Non-operating income (expense):
Interest income	1.2	0.4
Interest expense	(0.2)	—
Net realized and unrealized losses on equity and warrant portfolio, net of the consultants’ share of the losses	(0.2)	(0.1)
Other, net	0.4	(0.2)

Net non-operating income	1.3	0.1

Income before income taxes	7.8	5.9
Provision for income taxes	0.8	1.1

Net income	7.0%	4.8%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue:
Americas	$54,577	$48,434
Europe	34,087	32,119
Asia Pacific	9,918	6,676

Revenue before reimbursements (net revenue)	98,582	87,229
Reimbursements	6,875	5,199

Total	$105,457	$92,428

Operating income (loss):
Americas	$8,853	$9,578
Europe	856	780
Asia Pacific	2,490	1,051

Total regions	12,199	11,409
Corporate	(5,818)	(6,296)

Total	$6,381	$5,113

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Total revenue. Consolidated total revenue increased $13.1 million, or 14.1%, to $105.5 million for the three months ended March 31, 2005 from $92.4 million for the three months ended March 31, 2004. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $11.4 million, or 13.0%, to $98.6 million for the three months ended March 31, 2005 from $87.2 million for the three months ended March 31, 2004. Excluding a positive impact of $2.1 million due to exchange rate fluctuations which management believes provides a better comparison of operational performance, net revenue increased approximately 11%. All of our industry groups experienced increases in net revenue with the exception of the Technology industry group which reported a modest decline. Consultant productivity increased as executive search revenue per consultant increased 12%, to an annualized rate of $1.2 million in the first quarter of 2005 compared to the first quarter of 2004. The number of confirmed executive searches decreased slightly compared to the first quarter of 2004.

Net revenue in the Americas was $54.6 million for the three months ended March 31, 2005, an increase of $6.2 million, or 12.7%, from $48.4 million in the first quarter of 2004. Most industry groups experienced increases in net revenue with the most significant increases in the Industrial, Consumer and Professional Services industry groups. Exchange rate fluctuations did not impact net revenue in the Americas in the first quarter of 2005. Net revenue in Europe was $34.1 million for the three months ended March 31, 2005, an increase of $2.0 million, or 6.1%, from $32.1 million in the first quarter of 2004. Increases in the Professional Services, Health Care and Technology industry groups more than offset slight declines across the other industry groups. Excluding a positive impact of $1.7 million due to exchange rate fluctuations, net revenue in Europe increased by approximately 1% from the comparable quarter of 2004. In Asia Pacific, net revenue was $9.9 million for the three months ended March 31, 2005, an increase of $3.2 million, or 48.6%, from $6.7 million in the first quarter of 2004. All of the industry groups experienced significant increases in net revenue with the exception of the Higher Education industry group. Excluding a positive impact of $0.3 million due to exchange rate fluctuations, net revenue in Asia Pacific increased approximately 44% compared to the same quarter in 2004.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $6.5 million, or 10.7%, to $67.9 million for the three months ended March 31, 2005 from $61.4 million for the three months ended March 31, 2004. The increase was primarily attributable to $4.3 million of fixed salaries and employee benefits expense as headcount increased approximately 2% since the first quarter of 2004. Also, stock-based compensation expense was higher by $1.8 million in the 2005 first quarter as compared to the 2004 first quarter. In the 2005 first quarter, stock-based compensation expense was $1.6 million. In the 2004 first quarter, stock-based compensation expense of $0.8 million was offset by $1.0 million of forfeitures of restricted stock units resulting in a net credit of $0.2 million in the quarter. Performance-related compensation expense for executive search consultants and support staff increased $2.2 million in the first quarter of 2005 compared to the first quarter of 2004 as a result of higher net revenue levels. Excluding a negative impact of $1.7 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased approximately 8% compared to the same quarter in 2004.

As a percentage of net revenue, salaries and employee benefits expense was 68.9% in the first quarter of 2005, compared to 70.4% in the first quarter of 2004.

General and administrative expenses. Consolidated general and administrative expenses increased $3.6 million, or 17.0%, to $24.3 million for the three months ended March 31, 2005 from $20.7 million for the three months ended March 31, 2004. This increase was primarily attributable to increased discretionary spending related to business development, information technology, recruiting and training. Excluding a negative impact of $0.3 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 16% compared to the same quarter in 2004.

As a percentage of net revenue, general and administrative expenses were 24.6% in the first quarter of 2005, compared to 23.8% in the first quarter of 2004.

Operating income. Our consolidated operating income was $6.4 million for the three months ended March 31, 2005 compared to $5.1 million for the three months ended March 31, 2004. The increase in operating income of $1.3 million was due to the increase in net revenue of $11.4 million offset by increases of $6.5 million in salaries and employee benefits expense and $3.6 million in general and administrative expenses.

In the Americas, operating income for the three months ended March 31, 2005 decreased $0.7 million to $8.9 million from $9.6 million for the three months ended March 31, 2004. The increase of $6.2 million in net revenue was more than offset by increases of $4.4 million of salaries and employee benefits expense and $2.5 million of general and administrative expenses.

In Europe, operating income for the three months ended March 31, 2005 increased $0.1 million to $0.9 million from $0.8 million for the three months ended March 31, 2004. The increase in net revenue of $2.0 million was partially offset by an increase of $1.5 million of salaries and employee benefits expense and $0.4 million of general and administrative expenses.

In Asia Pacific, operating income for the three months ended March 31, 2005 was $2.5 million, an increase of $1.4 million, compared to operating income of $1.1 million for the three months ended March 31, 2004. The increase in net revenue of $3.2 million was partially offset by an increase of $1.5 million in salaries and employee benefits expense and an increase of $0.3 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended March 31, 2005 were $5.8 million, a decrease of $0.5 million, compared to unallocated corporate expenses of $6.3 million for the three months ended March 31, 2004. A decrease of $0.8 million in salaries and employee benefits expense was partially offset by an increase of $0.3 million in general and administrative expenses.

Net non-operating income (expense). The following table presents the components of our net non-operating income (expense) for the three months ended March 31, 2005 and 2004, respectively (in millions):

	Three Months Ended March 31,		Change
	2005	2004
	(in millions)
Non-operating income (expense):

Interest income	$1.2	$0.4	$0.8
Interest expense	(0.2)	—	(0.2)

Realized and unrealized gains (losses) on equity and warrant portfolio:
Realized gains on investments	0.5	0.1	0.5
Unrealized losses on derivative instruments	(0.7)	(0.2)	(0.5)

Net realized and unrealized losses	(0.2)	(0.1)	—

Other, net	0.4	(0.2)	0.6

Net non-operating income (expense)	$1.3	$—	$1.2

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

Interest income in the first quarter of 2005 increased $0.8 million to $1.2 million primarily due to higher cash balances and higher returns on the invested cash.

During the three months ended March 31, 2005, we recognized $0.5 million of realized gains and $0.7 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2004, we recognized $0.1 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.4 million for the three months ended March 31, 2005, compared to net other non-operating expense of $0.2 million for the three months ended March 31, 2004. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

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

In the first quarter of 2004, we recorded $0.9 million of income tax expense for certain of our foreign operations. The effective tax rate for the first quarter of 2004 was only 18% as there was no deferred income tax provision in the U.S. given we had a full valuation allowance for our net deferred tax assets.

As a result of a significant warrant monetization in the third quarter of 2004, we generated income in 2004 for U.S. income tax purposes. Accordingly, we determined that a lesser valuation allowance was required relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $10.5 million reduction to the income tax expense and the valuation allowance.

In the first quarter of 2005, we recorded $0.8 million of income tax expense primarily for certain of our foreign operations. The annual effective tax rate used to record the income tax provision for the first quarter of 2005 was 18%. However, the effective tax rate for the first quarter of 2005 was only 10% as we recorded certain significant discrete tax items during the first quarter that were not considered in the estimation of the annual effective tax rate. Such items included a further reduction in the valuation allowance and expected refunds of state income tax payments made in prior years.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances and short-term investments together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges and stock repurchase program. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Some deferred compensation arrangements with certain employees, which were executed prior to July 30, 2002, are structured as forgivable loans. The forgivable loans are accounted for as deferred compensation, and are therefore amortized to compensation expense over the forgiveness period. At March 31, 2005, we had $0.2 million of deferred compensation structured as forgivable loans, none of which were with any executive officer of the Company.

Lines of credit. In December 2003, we entered into a $60.0 million committed revolving credit facility (the “Facility”). The Facility replaced a $50.0 million committed revolving credit facility and a $5.0 million uncommitted credit facility. Under the Facility, we may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Facility has financial tests we must meet or exceed relating to:

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

The Facility sets limits on our ability to make acquisitions above a designated amount without bank approval and to incur additional debt outside of the Facility. We pay a facility fee even if no portion of the Facility is used.

In March 2004, we amended the Facility to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 9, Income Taxes, in the unaudited Notes to Consolidated Financial Statements.

There were no borrowings outstanding under the facility at March 31, 2005 or December 31, 2004. At March 31, 2005, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents were $57.7 million and $50.4 million at March 31, 2005 and 2004, respectively. The amount of cash and cash equivalents at December 31, 2004 was $98.4 million.

Auction rate securities in the amount of $124.3 million have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 Consolidated Balance Sheet to conform to the fiscal 2005 presentation. Short-term investments were $127.2 million and $46.9 million at March 31, 2005 and 2004, respectively. Accordingly, the Consolidated Statement of Cash Flows for the three months ended March 31, 2004 reflects the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows.

Cash from operating activities. For the three months ended March 31, 2005, cash used in operating activities was $37.3 million, principally reflecting an increase in trade receivables and the payment of bonuses and income taxes in March 2005, partially offset by our net income.

For the three months ended March 31, 2004, cash used in operating activities was $23.9 million, reflecting payments related to the restructuring charges, an increase in trade receivables and the payment of bonuses in March 2004, partially offset by our net income.

Cash from investing activities. Cash used in investing activities was $3.4 million for the three months ended March 31, 2005 and $8.1 million for the three months ended March 31, 2004. Capital expenditures were $1.1 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. Net purchases of short-term investments were $2.9 million and $6.7 million for the three months ended March 31, 2005 and 2004, respectively.

Cash from financing activities. Cash provided by financing activities for the three months ended March 31, 2005 was $1.2 million primarily as a result of stock options exercised during the quarter offset by repurchases of our common stock. Cash provided by financing activities for the three months ended March 31, 2004 was $3.3 million primarily as a result of stock options exercised during the quarter partially offset by payments on debt related to acquisitions of executive search firms.

On October 22, 2004, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $30 million. Also at this time, the previous authorization to purchase up to $20 million through May 21, 2005 was cancelled. We have purchased 151,900 shares of our common stock for $4.9 million under the October 2004 authorization through March 31, 2005.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 11, 2005 and in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions include revenue recognition, accruals related to the consolidation and closing of offices recorded as part of our restructuring charges, income taxes, goodwill and other intangible assets and allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 11, 2005.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations, and eliminates the alternative use of an intrinsic value method of accounting under APB 25, which we are currently using. On April 14, 2005 the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning in the first quarter of 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. We are currently evaluating the impact that the adoption of SFAS No. 123R and SAB No. 107 will have on our financial condition and results of operations.

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

During the three months ended March 31, 2005, we recognized $0.5 million of realized gains and $0.7 million of unrealized losses, net of the consultants’share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2004, we recognized $0.1 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. Based on our net income of $6.9 million for the three months ended March 31, 2005, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 10 Segment Information, in the unaudited Notes to Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998 seeking damages, including between $59 million and $75 million based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all the claims made by Mt. Sinai. Mt. Sinai has filed an appeal with respect to this decision. While there can be no assurance as to the outcome, we believe that the claims are without merit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the three months ended March 31, 2005. For further information regarding the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Mar. 1, 2005 – Mar. 31, 2005	66,900	$35.92	151,900	$25,095,149

On October 22, 2004, the Company’s Board of Directors authorized management to purchase shares of the Company’s common stock with an aggregate total amount up to $30 million.

Item 6. Exhibits

Exhibit No.	Description
3.01	Form of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Form of Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Form of Heidrick & Struggles Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed on November 9, 2004)

10.02	Form of Heidrick & Struggles Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on November 9, 2004)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Chief Financial Officer