Form 10-Q
period 2005-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2005-08-08
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 1, 2005, there were 18,672,048 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$83,676	$98,428
Short-term investments	70,000	124,325
Accounts receivable, net of allowance for doubtful accounts	72,961	51,843
Other receivables	4,858	4,453
Prepaid expenses	7,701	8,377
Income taxes recoverable, net	4,540	—
Deferred income taxes, net	657	2,744

Total current assets	244,393	290,170

Non-current assets:
Property and equipment, net	24,063	27,677
Assets designated for retirement and pension plans	26,922	32,468
Investments	2,370	4,089
Other non-current assets	6,519	3,406
Goodwill	48,609	48,818
Other intangible assets, net	6,453	6,890
Deferred income taxes, net	7,720	7,766

Total non-current assets	122,656	131,114

Total assets	$367,049	$421,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Current liabilities:
Accounts payable	$6,024	$10,986
Accrued salaries and employee benefits	68,774	68,044
Other accrued liabilities	26,235	42,870
Current portion of accrued restructuring charges	19,217	10,609
Income taxes payable, net	—	7,463

Total current liabilities	120,250	139,972

Non-current liabilities:
Retirement and pension plans	31,881	37,941
Non-current portion of accrued restructuring charges	13,741	21,632
Other non-current liabilities	5,386	5,613

Total non-current liabilities	51,008	65,186

Total liabilities	171,258	205,158

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,591,786 and 19,158,588 shares were outstanding at June 30, 2005 and December 31, 2004, respectively	196	196
Treasury stock at cost, 993,991 and 427,189 shares at June 30, 2005 and December 31, 2004, respectively	(25,881)	(8,448)
Additional paid in capital	258,484	242,655
Accumulated deficit	(22,694)	(24,587)
Accumulated other comprehensive income	5,549	9,033
Deferred stock-based compensation	(19,863)	(2,723)

Total stockholders’ equity	195,791	216,126

Total liabilities and stockholders’ equity	$367,049	$421,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	$103,373	$97,926	$201,955	$185,155
Reimbursements	4,521	4,954	11,396	10,153

Total revenue	107,894	102,880	213,351	195,308

Operating expenses:
Salaries and employee benefits	68,054	66,299	135,966	127,668
General and administrative expenses	22,366	23,024	46,643	43,771
Reimbursed expenses	4,455	4,954	11,342	10,153
Restructuring charges	20,837	—	20,837	—

Total operating expenses	115,712	94,277	214,788	181,592

Operating income (loss)	(7,818)	8,603	(1,437)	13,716

Non-operating income (expense):
Interest income	1,264	331	2,421	695
Interest expense	(186)	(18)	(341)	(23)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	(46)	644	(196)	522
Other, net	709	83	1,118	(106)

Net non-operating income	1,741	1,040	3,002	1,088

Income (loss) before income taxes	(6,077)	9,643	1,565	14,804
Provision for (benefit from) income taxes	(1,110)	2,717	(328)	3,653

Net income (loss)	$(4,967)	$6,926	$1,893	$11,151

Basic earnings (loss) per common share	$(0.26)	$0.36	$0.10	$0.59

Diluted earnings (loss) per common share	$(0.26)	$0.34	$0.09	$0.56

Weighted average common shares outstanding:
Basic	18,956	19,000	19,090	18,745
Diluted	18,956	20,082	20,200	19,755

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Deferred Stock-Based Compen- sation	Total
	Shares	Amount
Balance at December 31, 2004	19,159	$196	$(8,448)	$242,655	$(24,587)	$9,033	$(2,723)	$216,126
Net income	—	—	—	—	1,893	—	—	1,893
Other comprehensive loss:
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(129)	—	(129)
Foreign currency translation adjustment	—	—	—	—	—	(3,355)	—	(3,355)

Total comprehensive income (loss)	—	—	—	—	1,893	(3,484)	—	(1,591)

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	21,928	—	—	(21,928)	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	4,665	4,665
Other stock-based compensation	—	—	—	73	—	—	—	73
Forfeitures of restricted stock units	—	—	—	(194)	—	—	123	(71)
Exercise of stock options	353	—	7,833	(2,373)	—	—	—	5,460
Purchases of treasury stock	(1,030)	—	(27,498)	—	—	—	—	(27,498)
Vested restricted stock units, net of tax withholdings	110	—	2,232	(3,605)	—	—	—	(1,373)

Balance at June 30, 2005	18,592	$196	$(25,881)	$258,484	$(22,694)	$5,549	$(19,863)	$195,791

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,893	$11,151
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,956	6,439
Deferred income taxes	2,146	—
Net realized and unrealized losses (gains) on equity and warrant portfolio	196	(522)
Stock-based compensation expense, net	6,127	852
Restructuring charges	20,837	—
Cash paid for restructuring charges	(20,079)	(9,559)
Changes in assets and liabilities:
Trade and other receivables	(24,530)	(17,181)
Accounts payable	(4,634)	692
Accrued expenses	3,880	3,426
Income taxes recoverable (payable), net	(12,027)	(533)
Other assets and liabilities, net	(4,068)	1,831

Net cash used in operating activities	(24,303)	(3,404)

Cash flows from investing activities:
Capital expenditures	(3,125)	(3,069)
Proceeds from sales of equity securities	1,313	150
Payments to consultants related to sales of equity securities	(18,004)	(71)
Proceeds from sales of short-term investments	156,875	21,750
Purchases of short-term investments	(102,550)	(55,900)
Other, net	41	80

Net cash provided by (used in) investing activities	34,550	(37,060)

Cash flows from financing activities:
Proceeds from stock options exercised	5,460	6,433
Purchases of treasury stock	(27,498)	—
Payments on debt	—	(369)

Net cash provided by (used in) financing activities	(22,038)	6,064

Effect of foreign currency exchange rates on cash and cash equivalents	(2,961)	(365)

Net decrease in cash and cash equivalents	(14,752)	(34,765)

Cash and cash equivalents:
Beginning of period	98,428	79,039

End of period	$83,676	$44,274

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

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income:
As reported	$(4,967)	$6,926	$1,893	$11,151
Add: Stock-based compensation expense already included in net income	4,504	1,088	6,127	852
Deduct: Pro forma employee compensation cost related to stock options and restricted stock units	(5,751)	(3,070)	(9,233)	(5,128)

Pro forma	$(6,214)	$4,944	$(1,213)	$6,875

Basic earnings (loss) per share:
As reported	$(0.26)	$0.36	$0.10	$0.59
Pro forma	(0.33)	0.26	(0.06)	0.37

Diluted earnings (loss) per share:
As reported	$(0.26)	$0.34	$0.09	$0.56
Pro forma	(0.32)	0.25	(0.06)	0.35

Performance-related Compensation

In the second quarter of 2005, the Company adopted a new compensation policy in order to increase consultant share ownership and alignment with its shareholders. Under the new policy, 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonus was earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun at the start of 2005 as bonuses are earned. Compensation expense recognized prior to the date of grant is considered stock-based compensation expense. The corresponding credit is classified as a current liability until the date of grant, at which time the liability will be recognized as a component of stockholders’ equity.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. These items include auction rate securities in the amount of $124.3 million that have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 Consolidated Balance Sheet to conform to the fiscal 2005 presentation. Accordingly, the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the award’s grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative use of an intrinsic value method of accounting under APB 25, which the Company is currently using. On April 14, 2005 the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will not be effective for the Company until the first quarter of 2006.

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

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2004	$18,362	$28,830	$1,626	$48,818
Exchange rate fluctuations	—	(210)	1	(209)

Balance at June 30, 2005	$18,362	$28,620	$1,627	$48,609

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		June 30, 2005			December 31, 2004
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.0	$11,302	$(4,849)	$6,453	$11,302	$(4,412)	$6,890

Intangible amortization expense for the three months ended June 30, 2005 and 2004 was $219 thousand. Intangible amortization expense for the six months ended June 30, 2005 and 2004 was $437 thousand and $443 thousand, respectively. The estimated intangible amortization expense for the five succeeding years is approximately $874 thousand per year.

4. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$95	$95	$194	$192
Interest cost	287	302	587	613
Amortization of net gain	(83)	(49)	(169)	(99)

Net periodic benefit cost	$299	$348	$612	$706

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(4,967)	$6,926	$1,893	$11,151
Change in foreign currency translation adjustments	(1,974)	(1,025)	(3,355)	(1,425)
Change in unrealized gain (loss) on available-for-sale investments	(39)	5	(129)	5

Comprehensive income (loss)	$(6,980)	$5,906	$(1,591)	$9,731

6. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings (loss) per common share:
Net income (loss)	$(4,967)	$6,926	$1,893	$11,151

Weighted average common shares outstanding	18,956	19,000	19,090	18,745

Basic earnings (loss) per common share	$(0.26)	$0.36	$0.10	$0.59

Diluted earnings (loss) per common share:
Net income (loss)	$(4,967)	$6,926	$1,893	$11,151

Weighted average common shares outstanding	18,956	19,000	19,090	18,745
Dilutive common shares	—	1,082	1,110	1,010

Weighted average diluted common shares outstanding	18,956	20,082	20,200	19,755

Diluted earnings (loss) per common share	$(0.26)	$0.34	$0.09	$0.56

For the three months ended June 30, 2005, there were approximately 0.8 million dilutive common shares that were not included in the computation of the loss per common share because the effect of their inclusion would be anti-dilutive.

7. Restructuring Charges

In the second quarter of 2005, the Company recorded restructuring charges of $20.8 million in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. These initiatives focus primarily on Europe and include charges of $14.7 million for severance and other employee-related costs related to reductions in workforce and $6.1 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires Companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a Company commits to an exit or disposal plan. As such, certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 will be recognized in subsequent periods when a liability has been incurred. Accordingly, the Company expects to record additional restructuring charges of approximately $4 million to $5 million during the remainder of 2005 primarily related to the further consolidation of office space.

By segment, the restructuring charges recorded in the second quarter of 2005 are $0.8 million in North America, $18.0 million in Europe and $2.0 million in Corporate.

Changes in the accrual for restructuring charges for the six months ended June 30, 2005 are as follows:

	Employee- related	Office- related	Total
Accrual balance at December 31, 2004	$2,378	$29,863	$32,241
Restructuring charges	14,736	6,101	20,837
Cash payments	(1,561)	(18,518)	(20,079)
Non-cash write-offs	—	(41)	(41)

Accrual balance at June 30, 2005	$15,553	$17,405	$32,958

The Company expects that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2005 will be $19.2 million, the majority of which are expected in the third quarter of 2005. The remaining accrued restructuring charges of $13.7 million are expected to be paid over the remaining lease terms of restructured properties which extend through 2016.

8. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Realized gains on investments	$61	$28	$582	$79
Unrealized gains (losses) on derivative instruments	(107)	616	(778)	443

Net realized and unrealized gains (losses) on equity and warrant portfolio	$(46)	$644	$(196)	$522

9. Income Taxes

In the fourth quarter of 2003, the Company recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. At that time, the Company anticipated that it would generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the effects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

For the six months ended June 30, 2004, the Company recorded $3.7 million of income tax expense. An annual effective tax rate of 21.1% was used to record an income tax provision for the first six months of 2004. In addition, the Company recorded an income tax expense of $0.5 million for certain discrete items related to potential income tax exposures in the U.S. The effective tax rate for the six months ended June 30, 2004 was 24.7%.

In the second quarter of 2004, the Company recorded $2.7 million of income tax expense, which includes an expense of $0.5 million for certain discrete items related to potential income tax exposures in the U.S. The effective tax rate for the second quarter of 2004 was 28.2%.

As a result of a significant warrant monetization in the third quarter of 2004, the Company generated income in 2004 for U.S. income tax purposes. Accordingly, the Company determined that a lesser valuation allowance was required relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid for 2004 and recorded a $10.5 million reduction to the income tax expense and the valuation allowance.

For the first six months of 2005, the Company reported income before taxes of $1.6 million and recorded an income tax benefit of $0.3 million. An annual effective tax rate of 15.9% was used to record an income tax provision for the first six months of 2005. In addition, the Company recorded an income tax benefit related to certain significant discrete tax items during the first six months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a reduction in the valuation allowance related to deferred tax assets in foreign jurisdictions and an increase in expected refunds of state income tax payments made in prior years.

In the second quarter of 2005, the Company reported a loss before tax of $6.1 million and recorded an income tax benefit of $1.1 million. The effective tax benefit rate for the second quarter of 2005 was 18.3% which is higher than the full year effective tax rate as it includes an income tax benefit to adjust the first quarter income tax provision to the revised full year effective tax rate.

10. Segment Information

In the first quarter of 2005, the Company consolidated the management teams of its North America and Latin America operations and created the position of the President of the Americas. Consistent with this management change, segment information as of and for the three months and six months ended June 30, 2004 has been reclassified to conform to the current segment classifications.

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

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Americas	$59,302	$56,856	$113,879	$105,290
Europe	34,325	32,460	68,412	64,579
Asia Pacific	9,746	8,610	19,664	15,286

Revenue before reimbursements (net revenue)	103,373	97,926	201,955	185,155
Reimbursements	4,521	4,954	11,396	10,153

Total	$107,894	$102,880	$213,351	$195,308

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating income (loss):
Americas	$15,810	$11,212	$24,663	$20,790
Europe	1,215	582	2,071	1,362
Asia Pacific	2,251	2,348	4,741	3,399

Total regions	19,276	14,142	31,475	25,551
Corporate	(6,257)	(5,539)	(12,075)	(11,835)
Restructuring charges	(20,837)	—	(20,837)	—

Total	$(7,818)	$8,603	$(1,437)	$13,716

Depreciation and amortization:
Americas	$1,240	$1,628	$2,548	$2,977
Europe	1,091	1,067	2,360	2,207
Asia Pacific	207	191	393	382

Total regions	2,538	2,886	5,301	5,566
Corporate	390	502	655	873

Total	$2,928	$3,388	$5,956	$6,439

Capital expenditures:
Americas	$817	$636	$1,217	$1,285
Europe	459	586	942	1,070
Asia Pacific	561	58	647	197

Total regions	1,837	1,280	2,806	2,552
Corporate	235	246	319	517

Total	$2,072	$1,526	$3,125	$3,069

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	June 30, 2005	December 31, 2004
Identifiable assets:
Americas	$78,523	$70,104
Europe	144,191	137,715
Asia Pacific	31,721	28,575

Total regions	254,435	236,394
Corporate	112,614	184,890

Total	$367,049	$421,284

Goodwill and other intangible assets, net:
Americas	$21,213	$21,509
Europe	32,222	32,573
Asia Pacific	1,627	1,626

Total	$55,062	$55,708

11. Guarantees

The Company has issued a letter of credit and guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2009. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit and guarantees is $8.2 million as of June 30, 2005. A letter of credit of approximately $7 million related to an office lease in Europe was terminated in July 2005 in connection with the current restructuring activities. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; the impact of foreign currency exchange rate fluctuations; price competition; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. Our reports filed with the U. S. Securities and Exchange Commission (in particular, our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004 under Risk Factors in Item 1) also include information on factors that may affect the outcome of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of personnel for their executive management and board positions. In addition to executive search, we provide other leadership consulting services, including executive assessment and professional development and - through an alliance - executive coaching.

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our Company and our shareholders. Consultants are rewarded for individual performance based on a system that directly ties compensation to the amount of net revenue for which the consultant is responsible. Actual compensation is adjusted, up or down, based on our performance against company-wide and regional profitability targets approved by the Compensation Committee of the Board of Directors. Each quarter, we evaluate the expected annual performance of the consultants, the respective region and the Company as a whole. As annualized performance estimates are revised each quarter, compensation accruals are adjusted in each region. As a result, the variable portion of compensation expense may fluctuate significantly from quarter to quarter.

In the second quarter of 2005, we adopted a new compensation policy in order to increase consultant share ownership and alignment with our shareholders. Under the new policy, 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonus was earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun at the start of 2005 as bonuses are earned.

2005 Developments

In the first quarter of 2005, we consolidated the management teams of our North America and Latin America operations and created the position of the President of the Americas. In doing so, we created a new combined Americas region. Consistent with this management change, segment information in previously issued financial statements has been restated to conform to the current segment classifications.

We now operate our executive search and leadership consulting services in three geographic regions: the Americas, which includes the United States, Canada, Mexico and Latin America; Europe, which includes the Middle East and Africa; and Asia Pacific.

Consistent with the changes in our reportable segments, we announced the promotion of Bonnie W. Gwin to the office of President of the Americas. Also, in the first quarter of 2005, we announced the promotion of L. Kevin Kelly to the office of President of Europe. Mr. Kelly will also remain in his role as Regional Managing Partner, Asia Pacific until a replacement is named for that role.

In the first quarter of 2005, we announced that we expected to record restructuring charges beginning in the second quarter of 2005 in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. In the second quarter of 2005, we recorded restructuring charges of $20.8 million. The charges include severance and other employee-related costs of $14.7 million related to reductions in workforce, primarily in Europe, and costs related to the consolidation of office space of $6.1 million.

2005 Outlook

Certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 will be recognized in subsequent periods when the liability for the restructuring activity has been incurred. Accordingly, we expect to record additional restructuring charges of approximately $4 million to $5 million during the remainder of 2005.

For 2005, we currently anticipate net revenue to be in the range of $400 million to $412 million. At those net revenue levels, we expect that the operating margin will be approximately 10%, excluding any restructuring charges.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.	0%
Reimbursements	4.4	5.1	5.6	5.5

Total revenue	104.4	105.1	105.6	105.5

Operating expenses:
Salaries and employee benefits	65.8	67.7	67.3	69.0
General and administrative expenses	21.6	23.5	23.1	23.6
Reimbursements	4.3	5.1	5.6	5.5
Restructuring charges	20.2	—	10.3	—

Total operating expenses	111.9	96.3	106.4	98.1

Operating income (loss)	(7.6)	8.8	(0.7)	7.4

Non-operating income (expense):
Interest income	1.2	0.3	1.2	0.4
Interest expense	(0.2)	—	(0.2)	—
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	—	0.7	(0.1)	0.3
Other, net	0.7	0.1	0.6	(0.1)

Net non-operating income	1.7	1.1	1.5	0.6

Income (loss) before income taxes	(5.9)	9.8	0.8	8.0
Provision for (benefit from) income taxes	(1.1)	2.8	(0.2)	2.0

Net income (loss)	(4.8)%	7.1%	0.9%	6.0%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Americas	$59,302	$56,856	$113,879	$105,290
Europe	34,325	32,460	68,412	64,579
Asia Pacific	9,746	8,610	19,664	15,286

Revenue before reimbursements (net revenue)	103,373	97,926	201,955	185,155
Reimbursements	4,521	4,954	11,396	10,153

Total	$107,894	$102,880	$213,351	$195,308

Operating income (loss):
Americas	$15,810	$11,212	$24,663	$20,790
Europe	1,215	582	2,071	1,362
Asia Pacific	2,251	2,348	4,741	3,399

Total regions	19,276	14,142	31,475	25,551
Corporate	(6,257)	(5,539)	(12,075)	(11,835)
Restructuring charges	(20,837)	—	(20,837)	—

Total	$(7,818)	$8,603	$(1,437)	$13,716

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Total revenue. Consolidated total revenue increased $5.0 million, or 4.9%, to $107.9 million for the three months ended June 30, 2005 from $102.9 million for the three months ended June 30, 2004. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $5.5 million, or 5.6%, to $103.4 million for the three months ended June 30, 2005 from $97.9 million for the three months ended June 30, 2004. Excluding a positive impact of $1.9 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, net revenue increased approximately 4%. Increases in the Professional Services, Consumer, Industrial and Higher Education/Nonprofit industry groups’ net revenue was partially offset by declines across the other industry groups. Consultant productivity increased as executive search revenue per consultant increased to an annualized rate of $1.3 million in the second quarter of 2005 compared to the second quarter of 2004. The number of confirmed executive searches increased 9% compared to the second quarter of 2004.

Net revenue in the Americas was $59.3 million for the three months ended June 30, 2005, an increase of $2.4 million, or 4.3%, from $56.9 million in the second quarter of 2004. Increases in the Industrial, Professional Services, Consumer, and Higher Education/Nonprofit industry groups’ net revenue was partially offset by declines across the other industry groups. Excluding a positive impact of $0.5 million due to exchange rate fluctuations, net revenue in the Americas increased by approximately 4% from the comparable quarter of 2004. Net revenue in Europe was $34.3 million for the three months ended June 30, 2005, an increase of $1.8 million, or 5.7%, from $32.5 million in the first quarter of 2004. Increases in the Consumer, Industrial, Technology and Professional Services industry groups more than offset slight declines across the other industry groups. Excluding a positive impact of $1.1 million due to exchange rate fluctuations, net revenue in Europe increased by approximately 2% from the comparable quarter of 2004. In Asia Pacific, net revenue was $9.7 million for the three months ended June 30, 2005, an increase of $1.1 million, or 13.2%, from $8.6 million in the second quarter of 2004. All of the industry groups experienced increases in net revenue with the exception of the Industrial and Higher Education industry groups. Excluding a positive impact of $0.3 million due to exchange rate fluctuations, net revenue in Asia Pacific increased approximately 10% compared to the same quarter in 2004.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $1.8 million, or 2.6%, to $68.1 million for the three months ended June 30, 2005 from $66.3 million for the three months ended June 30, 2004. The increase in fixed salaries and employee benefits of $4.6 million was partially offset by a decrease of $2.8 million of performance-related compensation expense. The increase in fixed salaries and employee benefits expense of $4.6 million was primarily attributable to a 6% increase in headcount since the second quarter of 2004. Also, stock-based compensation expense was higher by $2.0 million in the 2005 second quarter as compared to the 2004 second quarter primarily as a result of the restricted stock units granted in the first quarter of 2005.

Performance-related compensation expense decreased $2.8 million in the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of a new compensation policy adopted in the second quarter of 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units and recognized ratably through the vesting period. This resulted in a $3.0 million reduction in compensation expense in the second quarter of 2005 as compared to the second quarter of 2004, during which 100% of the annual bonus was being recognized in that fiscal year.

Excluding a negative impact of $1.1 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated salaries and employee benefits increased approximately 1% compared to the same quarter in 2004.

As a percentage of net revenue, salaries and employee benefits expense was 65.8% in the second quarter of 2005, compared to 67.7% in the second quarter of 2004.

General and administrative expenses. Consolidated general and administrative expenses decreased $0.6 million, or 2.9%, to $22.4 million for the three months ended June 30, 2005 from $23.0 million for the three months ended June 30, 2004. An increase in discretionary spending primarily related to fees for professional services and business development and was more than offset by a $0.6 million rebate of property taxes paid in prior years and the $0.5 million favorable settlement of an insurance claim. Excluding a negative impact of $0.5 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated general and administrative expenses decreased approximately 5% compared to the same quarter in 2004.

As a percentage of net revenue, general and administrative expenses were 21.6% in the second quarter of 2005, compared to 23.5% in the second quarter of 2004.

Restructuring charges. In the second quarter of 2005, we recorded restructuring charges of $20.8 million in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. These initiatives focus primarily on Europe and include charges of $14.7 million for severance and other employee-related costs related to reductions in workforce and $6.1 million related to the consolidation of office space The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires Companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a Company commits to an exit or disposal plan. As such, certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 will be recognized in subsequent periods when a liability has been incurred. Accordingly, we expect to record additional restructuring charges of approximately $4 million to $5 million during the remainder of 2005 primarily related to the further consolidation of office space.

By segment, the restructuring charges recorded in the second quarter of 2005 are $0.8 million in North America, $18.0 million in Europe and $2.0 million in Corporate.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2005 will be $19.2 million, the majority of which are expected in the third quarter of 2005. The remaining accrued restructuring charges of $13.7 million are expected to be paid over the remaining lease terms of restructured properties which extend through 2016.

Operating income (loss). Our consolidated operating loss was $7.8 million for the three months ended June 30, 2005 compared to operating income of $8.6 million for the three months ended June 30, 2004. The following table summarizes our consolidated operating income (loss) for the three months ended June 30, 2005 and 2004, respectively:

Operating income (loss):	2005	2004	Change
	(in millions)
Total regions	$19.3	$14.1	$5.2
Corporate	(6.3)	(5.5)	(0.8)

Operating income before restructuring charges	13.0	8.6	4.4
Restructuring charges	(20.8)	—	(20.8)

Consolidated operating income (loss)	$(7.8)	$8.6	$(16.4)

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

The increase in operating income before restructuring charges of $4.4 million was due to the increase in net revenue of $5.5 million and a decrease of $0.6 million in general and administrative expenses offset by an increase of $1.8 million in salaries and employee benefits expense.

In the Americas, operating income for the three months ended June 30, 2005 increased $4.6 million to $15.8 million from $11.2 million for the three months ended June 30, 2004. As net revenue increased by $2.4 million, salaries and employee benefits expense decreased in the second quarter of 2005 primarily as a result of a new compensation policy adopted in the second quarter of 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units and recognized ratably through the vesting period. This resulted in a $1.6 million reduction in compensation expense in the second quarter of 2005 as compared to the second quarter of 2004, during which 100% of the annual bonus was being recognized in that fiscal year. General and administrative expenses also decreased $0.6 million in the 2005 quarter primarily as a result of lower fees for professional services.

In Europe, operating income for the three months ended June 30, 2005 increased $0.6 million to $1.2 million from $0.6 million for the three months ended June 30, 2004. The increase in net revenue of $1.8 million was partially offset by an increase of $1.6 million of salaries and employee benefits expense. General and administrative expenses also decreased $0.4 million in the 2005 quarter primarily due to a rebate of property taxes paid in prior years.

In Asia Pacific, operating income for the three months ended June 30, 2005 was $2.2 million, a decrease of $0.1 million, compared to operating income of $2.3 million for the three months ended June 30, 2004. The increase in net revenue of $1.1 million was more than offset by an increase of $1.1 million in salaries and employee benefits expense primarily attributable to an increase in headcount since the second quarter of 2004 and an increase of $0.1 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended June 30, 2005 were $6.3 million, an increase of $0.8 million, compared to unallocated corporate expenses of $5.5 million for the three months ended June 30, 2004. The increase of $0.8 million in unallocated corporate expenses was primarily due to increased fees for professional services.

Restructuring charges were $20.8 million in the second quarter of 2005. No restructuring charges were recorded in the second quarter of 2004. The restructuring charges are explained in the preceding section captioned Restructuring charges.

Net non-operating income (expense). Net non-operating income increased $0.7 million to $1.7 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Net interest income in the second quarter of 2005 increased $0.8 million to $1.1 million primarily due to higher cash balances and higher returns on the invested cash.

During the three months ended June 30, 2005, we recognized $0.1 million of realized gains and $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the three months ended June 30, 2004, we recognized $0.6 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.7 million for the three months ended June 30, 2005, compared to net other non-operating expense of $0.1 million for the three months ended June 30, 2004. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the fourth quarter of 2003, we recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. At that time, we anticipated that we would generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the effects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

For the six months ended June 30, 2004, we recorded $3.7 million of income tax expense. An annual effective tax rate of 21.1% was used to record an income tax provision for the first six months of 2004. In addition, we recorded an income tax expense of $0.5 million for certain discrete items related to potential income tax exposures in the U.S. The effective tax rate for the six months ended June 30, 2004 was 24.7%.

In the second quarter of 2004, we recorded $2.7 million of income tax expense, which includes an expense of $0.5 million for certain discrete items related to potential income tax exposures in the U.S. The effective tax rate for the second quarter of 2004 was 28.2%.

As a result of a significant warrant monetization in the third quarter of 2004, we generated income in 2004 for U.S. income tax purposes. Accordingly, we determined that a lesser valuation allowance was required relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid for 2004 and recorded a $10.5 million reduction to the income tax expense and the valuation allowance.

For the first six months of 2005, we reported income before taxes of $1.6 million and recorded an income tax benefit of $0.3 million. An annual effective tax rate of 15.9% was used to record an income tax provision for the first six months of 2005. In addition, we recorded an income tax benefit related to certain significant discrete tax items during the first six months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a reduction in the valuation allowance related to deferred tax assets in foreign jurisdictions and an increase in expected refunds of state income tax payments made in prior years.

In the second quarter of 2005, we reported a loss before tax of $6.1 million and recorded an income tax benefit of $1.1 million. The effective tax benefit rate for the second quarter of 2005 was 18.3% which is higher than the full year effective tax rate as it includes an income tax benefit to adjust the first quarter income tax provision to the revised full year effective tax rate.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Total revenue. Consolidated total revenue increased $18.1 million, or 9.2%, to $213.4 million for the six months ended June 30, 2005 from $195.3 million for the six months ended June 30, 2004. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $16.8 million, or 9.1%, to $202.0 million for the six months ended June 30, 2005 from $185.2 million for the six months ended June 30, 2004. Excluding a positive impact of $4.0 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, net revenue increased approximately 7%. All of our industry groups experienced increases in net revenue with the exception of the Technology and Health Care industry groups which reported modest declines. Consultant productivity increased as executive search revenue per consultant increased to an annualized rate of $1.3 million in the second quarter of 2005 compared to the second quarter of 2004. The number of confirmed executive searches increased 3% compared to the first six months of 2004.

Net revenue in the Americas was $113.9 million for the six months ended June 30, 2005, an increase of $8.6 million, or 8.2%, from $105.3 million in the first six months of 2004. Most industry groups experienced increases in net revenue with the most significant increases in the Industrial, Professional Services and Consumer industry groups. Excluding a positive impact of $0.6 million due to exchange rate fluctuations, net revenue in the Americas increased by approximately 8% from the comparable period of 2004. Net revenue in Europe was $68.4 million for the six months ended June 30, 2005, an increase of $3.9 million, or 5.9%, from $64.5 million in the first six months of 2004. All of the industry groups experienced significant increases in net revenue with the exception of the Financial Services and Higher Education/Nonprofit industry groups. Excluding a positive impact of $2.8 million due to exchange rate fluctuations, net revenue in Europe increased by approximately 3% from the comparable period of 2004. In Asia Pacific, net revenue was $19.7 million for the six months ended June 30, 2005, an increase of $4.4 million, or 28.6%, from $15.3 million in the first six months of 2004. All of the industry groups experienced increases in net revenue with the exception of the Consumer and Financial Services industry groups. Excluding a positive impact of $0.6 million due to exchange rate fluctuations, net revenue in Asia Pacific increased approximately 25% compared to the same period in 2004.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $8.3 million, or 6.5%, to $136.0 million for the six months ended June 30, 2005 from $127.7 million for the six months ended June 30, 2004. The increase in fixed salaries and employee benefits of $9.1 million was partially offset by a decrease of $0.8 million of performance-related compensation expense. The increase in fixed salaries and employee benefits expense of $9.1 million was primarily attributable to a 6% increase in headcount since the second quarter of 2004. Also, stock-based compensation expense was higher by $3.7 million in the first six months of 2005 as compared to the same period in 2004. In the first six months of 2005, stock-based compensation expense was $4.6 million. In the same period in 2004, stock-based compensation expense was $0.9 million and included $1.1 million of forfeitures of restricted stock units.

Performance-related compensation expense decreased $0.8 million in the first six months of 2005 compared to the first six months of 2004 primarily as a result of a new compensation policy adopted in the second quarter of 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units and recognized ratably through the vesting period. This resulted in a $3.0 million reduction in compensation expense in the first six months of 2005 as compared to the first six months of 2004, during which 100% of the annual bonus was being recognized in that fiscal year.

Excluding a negative impact of $2.3 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated salaries and employee benefits increased approximately 5% compared to the same period in 2004.

As a percentage of net revenue, salaries and employee benefits expense was 67.3% for the first six months of 2005, compared to 69.0% for the first six months of 2004.

General and administrative expenses. Consolidated general and administrative expenses increased $2.8 million, or 6.6%, to $46.6 million for the six months ended June 30, 2005 from $43.8 million for the six months ended June 30, 2004. Increased discretionary spending related to fees for professional services, business development and information technology was offset by a $0.6 million rebate of property taxes paid in prior years and the $0.5 million favorable settlement of an insurance claim. Excluding a negative impact of $1.0 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated general and administrative expenses increased approximately 4% compared to the same period in 2004.

As a percentage of net revenue, general and administrative expenses were 23.1% in the first six months of 2005, compared to 23.6% in the first six months of 2004.

Restructuring charges. In the second quarter of 2005, we recorded restructuring charges of $20.8 million in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. These initiatives focus primarily on Europe and include charges of $14.7 million for severance and other employee-related costs related to reductions in workforce and $6.1 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires Companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a Company commits to an exit or disposal plan. As such, certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 will be recognized in subsequent periods when a liability has been incurred. Accordingly, we expect to record additional restructuring charges of approximately $4 million to $5 million during the remainder of 2005 primarily related to the further consolidation of office space.

By segment, the restructuring charges recorded in the second quarter of 2005 are $0.8 million in North America, $18.0 million in Europe and $2.0 million in Corporate.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2005 will be $19.2 million, the majority of which are expected in the third quarter of 2005. The remaining accrued restructuring charges of $13.7 million are expected to be paid over the remaining lease terms of restructured properties which extend through 2016.

Operating income (loss). Our consolidated operating loss was $1.4 million for the six months ended June 30, 2005 compared to operating income of $13.7 million for the six months ended June 30, 2004. The following table summarizes our consolidated operating income (loss) for the six months ended June 30, 2005 and 2004, respectively:

Operating income (loss):	2005	2004	Change
	(in millions)
Total regions	$31.5	$25.6	$5.9
Corporate	(12.1)	(11.8)	(0.3)

Operating income before restructuring charges	19.4	13.7	5.7
Restructuring charges	(20.8)	—	(20.8)

Consolidated operating income (loss)	$(1.4)	$13.7	$(15.1)

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

The increase in operating income before restructuring charges of $5.7 million was due to the increase in net revenue of $16.8 million offset by increases of $8.3 million in salaries and employee benefits expense and $2.8 million in general and administrative expenses.

In the Americas, operating income for the six months ended June 30, 2005 increased $3.9 million to $24.7 million from $20.8 million for the six months ended June 30, 2004. The increase of $8.6 million in net revenue was partially offset by increases of $2.8 million of salaries and employee benefits expense and $1.9 million of general and administrative expenses. The increase in fixed salaries and employee benefits of $6.1 million was partially offset by a decrease of $3.3 million of performance-related compensation expense primarily as a result of a new compensation policy adopted in the second quarter of 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units and recognized ratably through the vesting period. This resulted in a $1.6 million reduction in compensation expense in the first six months of 2005 as compared to the first six months of 2004, during which 100% of the annual bonus was being recognized in that fiscal year. The increase in general and administrative expenses of $1.9 million is a result of higher discretionary spending of $1.6 million and a $0.3 million increase in bad debt expense.

In Europe, operating income for the six months ended June 30, 2005 increased $0.7 million to $2.1 million from $1.4 million for the six months ended June 30, 2004. The increase in net revenue of $3.9 million was partially offset by an increases of $3.1 million of salaries and employee benefits expense and $0.1 million in general and administrative expenses.

In Asia Pacific, operating income for the six months ended June 30, 2005 was $4.7 million, an increase of $1.3 million, compared to operating income of $3.4 million for the six months ended June 30, 2004. The increase in net revenue of $4.4 million was partially offset by an increase of $2.6 million in salaries and employee benefits expense and an increase of $0.5 million of general and administrative expenses.

Unallocated corporate expenses for the six months ended June 30, 2005 were $12.1 million, an increase of $0.3 million, compared to unallocated corporate expenses of $11.8 million for the six months ended June 30, 2004. A decrease of $0.1 million in salaries and employee benefits expense was more than offset by an increase of $0.4 million in general and administrative expenses.

Restructuring charges were $20.8 million in the first six months of 2005. No restructuring charges were recorded in the first six months of 2004. The restructuring charges are explained in the preceding section captioned Restructuring charges.

Net non-operating income (expense). Net non-operating income increased $1.9 million to $3.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Net interest income in the first six months of 2005 increased $1.4 million to $2.1 million primarily due to higher cash balances and higher returns on the invested cash.

During the six months ended June 30, 2005, we recognized $0.6 million of realized gains and $0.8 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2004, we recognized $0.1 million of realized gains and $0.4 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $1.1 million for the six months ended June 30, 2005, compared to net other non-operating expense of $0.1 million for the six months ended June 30, 2004. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the fourth quarter of 2003, we recorded a full valuation allowance against the net deferred tax assets for the U.S. and certain foreign operations that comprise the U.S. income tax entity. At that time, we anticipated that we would generate a loss for U.S. income tax purposes, due primarily to the timing of tax deductions related to restructuring charges recorded in prior years, and therefore did not anticipate recording or paying any U.S. federal income tax in 2004. These tax estimates excluded the effects of any warrant monetizations due to the uncertainty of the amount and timing of such transactions.

For the six months ended June 30, 2004, we recorded $3.7 million of income tax expense. An annual effective tax rate of 21.1% was used to record an income tax provision for the first six months of 2004. In addition, we recorded an income tax expense of $0.5 million for certain discrete items related to potential income tax exposures in the U.S. The effective tax rate for the six months ended June 30, 2004 was 24.7%.

As a result of a significant warrant monetization in the third quarter of 2004, we generated income in 2004 for U.S. income tax purposes. Accordingly, we determined that a lesser valuation allowance was required relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid for 2004 and recorded a $10.5 million reduction to the income tax expense and the valuation allowance.

For the first six months of 2005, we reported income before taxes of $1.6 million and recorded an income tax benefit of $0.3 million. An annual effective tax rate of 15.9% was used to record an income tax provision for the first six months of 2005. In addition, we recorded an income tax benefit related to certain significant discrete tax items during the first six months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a reduction in the valuation allowance related to deferred tax assets in foreign jurisdictions and an increase in expected refunds of state income tax payments made in prior years.

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

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties. In the ordinary course of business, we have at times performed executive search services for certain related parties that are considered immaterial in nature and amount and have been consummated on terms equivalent to those that prevail in arms-length transactions.

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

There were no borrowings outstanding under the facility at either June 30, 2005 or December 31, 2004. At June 30, 2005, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents were $83.7 million and $44.3 million at June 30, 2005 and 2004, respectively. The amount of cash and cash equivalents at December 31, 2004 was $98.4 million.

Auction rate securities in the amount of $124.3 million have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 Consolidated Balance Sheet to conform to the fiscal 2005 presentation. Short-term investments were $70.0 million and $74.4 million at June 30, 2005 and 2004, respectively.

Accordingly, the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows. In addition, this change in classification does not affect the financial covenants of the credit facility.

Cash flows from operating activities. For the six months ended June 30, 2005, cash used in operating activities was $24.3 million, principally reflecting payments related to the restructuring charges and income taxes and an increase in trade receivables related to typical seasonal collection trends.

For the six months ended June 30, 2004, cash used in operating activities was $3.4 million, reflecting payments related to the restructuring charges and an increase in trade receivables partially offset by our net income.

Cash flows from investing activities. Cash provided by investing activities was $34.6 million for the six months ended June 30, 2005 primarily as a result of the net proceeds from the sale of short-term investments partially offset by payments to consultants related to sales of equity securities. During the second quarter of 2005, we paid $17.6 million of deferred compensation to our current Chief Executive Officer, Thomas J. Friel, representing his share of the net proceeds from the September 2004 monetization of our Google warrants. Mr. Friels’s share of the net proceeds is related to his work as an executive search consultant in 2001, prior to the time he was appointed our Chief Executive Officer. Cash used in investing activities was $37.1 million for the six months ended June 30, 2004 primarily as a result of the net purchases of short-term investments. Capital expenditures were $3.1 million for the six months ended June 30, 2005 and 2004.

Cash flows from financing activities. Cash used in financing activities for the six months ended June 30, 2005 was $22.0 million as a result of the repurchase of our common stock offset by proceeds from stock options exercised during the quarter. Cash provided by financing activities for the six months ended June 30, 2004 was $6.1 million primarily as a result of stock options exercised during the quarter partially offset by payments on debt related to acquisitions of executive search firms.

On October 22, 2004, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $30 million. Also at that date, the previous authorization to purchase up to $20 million through May 21, 2005 was cancelled. Through June 30, 2005, we have purchased 1,115,375 shares of our common stock for $30.0 million under the October 2004 authorization which has now been completed.

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

During the six months ended June 30, 2005, we recognized $0.6 million of realized gains and $0.8 million of unrealized losses, net of the consultants’share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2004, we recognized $0.1 million of realized gains and $0.4 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. Based on our net income of $1.9 million for the six months ended June 30, 2005, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 10, Segment Information, in the unaudited Notes to Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have contingent liabilities from various pending claims and litigation matters arising in the course of our business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Although our ultimate liability in these matters cannot be determined, based upon information currently available we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the three months ended June 30, 2005. For further information regarding the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
May 1, 2005 – May 31, 2005	963,475	$26.05	1,115,375	—

On October 22, 2004, the Company’s Board of Directors authorized management to purchase shares of the Company’s common stock with an aggregate total amount up to $30 million. Through June 30, 2005, the Company has purchased 1,115,375 shares of its common stock for $30.0 million under the October 2004 authorization which has now been completed.

Item 4. Submission of Matters to a Vote of Securities Holders

At our Annual Meeting of Stockholders held on May 17, 2005 in New York, New York, our stockholders voted on the following matter:

The election of three directors, Messrs. Robert E. Knowling Jr, Gerald R. Roche, and V. Paul Unruh to serve for a term of three years or until their successors have been elected and qualified.

The election of one director, Ms. Jill Kanin-Lovers, to serve for a term of one year or until a successor has been elected and qualified.

The nominees to the Board of Directors were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Robert E Knowling, Jr.	15,958,062	1,545,011
Gerald R. Roche	17,395,655	107,418
V. Paul Unruh	17,282,373	220,700
Jill Kanin-Lovers	16,532,005	971,068

Item 6. Exhibits

Exhibit No.	Description
*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Chief Financial Officer