Form 10-Q
period 2005-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2005-11-08
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2005, there were 18,591,786 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2005		December 31, 2004
	(Unaudited	)
Current assets:
Cash and cash equivalents	$133,911		$98,428
Short-term investments	60,000		124,325
Accounts receivable, net of allowance for doubtful accounts	73,360		51,843
Other receivables	3,879		4,453
Prepaid expenses	8,707		8,377
Income taxes recoverable, net	4,032		—
Deferred income taxes, net	7,767		2,744

Total current assets	291,656		290,170

Non-current assets:
Property and equipment, net	21,993		27,677
Assets designated for retirement and pension plans	27,055		32,468
Investments	2,365		4,089
Other non-current assets	6,163		3,406
Goodwill	48,609		48,818
Other intangible assets, net	6,235		6,890
Deferred income taxes, net	25,626		7,766

Total non-current assets	138,046		131,114

Total assets	$429,702		$421,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited )
Current liabilities:
Accounts payable	$5,499	$10,986
Accrued salaries and employee benefits	95,176	68,044
Other accrued liabilities	27,044	42,870
Current portion of accrued restructuring charges	12,676	10,609
Income taxes payable, net	—	7,463

Total current liabilities	140,395	139,972

Non-current liabilities:
Retirement and pension plans	32,055	37,941
Non-current portion of accrued restructuring charges	12,500	21,632
Other non-current liabilities	6,481	5,613

Total non-current liabilities	51,036	65,186

Total liabilities	191,431	205,158

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,779,995 and 19,158,588 shares were outstanding at September 30, 2005 and December 31, 2004, respectively	196	196
Treasury stock at cost, 805,782 and 427,189 shares at September 30, 2005 and December 31, 2004, respectively	(21,009)	(8,448)
Additional paid in capital	262,944	242,655
Retained earnings (accumulated deficit)	7,702	(24,587)
Accumulated other comprehensive income	5,546	9,033
Deferred stock-based compensation	(17,108)	(2,723)

Total stockholders’ equity	238,271	216,126

Total liabilities and stockholders’ equity	$429,702	$421,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	$109,605	$91,607	$311,560	$276,762
Reimbursements	4,339	4,750	15,735	14,903

Total revenue	113,944	96,357	327,295	291,665

Operating expenses:
Salaries and employee benefits	71,291	60,378	207,257	188,046
General and administrative expenses	23,732	23,033	70,375	66,804
Reimbursed expenses	4,393	4,750	15,735	14,903
Restructuring charges	1,580	—	22,417	—

Total operating expenses	100,996	88,161	315,784	269,753

Operating income	12,948	8,196	11,511	21,912

Non-operating income (expense):
Interest income	1,539	671	3,960	1,366
Interest expense	(18)	(19)	(359)	(42)
Net realized and unrealized gains on equity and warrant portfolio, net of the consultants’ share of the gains	426	56,445	230	56,967
Other, net	43	158	1,161	52

Net non-operating income	1,990	57,255	4,992	58,343

Income before income taxes	14,938	65,451	16,503	80,255
Provision for (benefit from) income taxes	(15,458)	3,302	(15,786)	6,955

Net income	$30,396	$62,149	$32,289	$73,300

Basic earnings per common share	$1.63	$3.25	$1.70	$3.88

Diluted earnings per common share	$1.58	$3.08	$1.62	$3.68

Weighted average common shares outstanding:
Basic	18,694	19,124	18,957	18,872
Diluted	19,269	20,167	19,886	19,895

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income	Deferred Stock-Based Compen- sation	Total
	Shares	Amount
Balance at December 31, 2004	19,159	$196	$(8,448)	$242,655	$(24,587)	$9,033	$(2,723)	$216,126

Net income	—	—	—	—	32,289	—	—	32,289
Other comprehensive loss:
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(339)	—	(339)
Foreign currency translation adjustment	—	—	—	—	—	(3,148)	—	(3,148)

Total comprehensive income (loss)	—	—	—	—	32,289	(3,487)	—	28,802

Treasury and common stock transactions:

Issuance of restricted stock units	—	—	—	22,534	—	—	(22,534)	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	7,738	7,738

Other stock-based compensation	—	—	—	100	—	—	—	100

Forfeitures of restricted stock units	—	—	—	(553)	—	—	411	(142)

Exercise of stock options	512	—	11,985	(3,935)	—	—	—	8,050

Purchases of treasury stock	(1,030)	—	(27,498)	—	—	—	—	(27,498)

Vested restricted stock units, net of tax withholdings	139	—	2,952	(4,397)	—	—	—	(1,445)

Valuation allowance reduction related to deferred income taxes	—	—	—	6,540	—	—	—	6,540

Balance at September 30, 2005	18,780	$196	$(21,009)	$262,944	$7,702	$5,546	$(17,108)	$238,271

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$32,289	$73,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,628	9,702
Deferred income taxes	(16,366)	(7,035)
Net realized and unrealized gains on equity and warrant portfolio	(230)	(56,967)
Stock-based compensation expense, net	10,074	1,568
Restructuring charges	22,417	—
Cash paid for restructuring charges	(28,625)	(12,858)
Changes in assets and liabilities:
Trade and other receivables	(23,680)	(8,700)
Accounts payable	(5,182)	(483)
Accrued expenses	31,188	20,598
Income taxes recoverable (payable), net	(11,485)	8,741
Other assets and liabilities, net	(5,043)	746

Net cash provided by operating activities	13,985	28,612

Cash flows from investing activities:
Capital expenditures	(4,468)	(3,948)
Proceeds from sales of equity securities	1,769	128,991
Payments to consultants related to sales of equity securities	(18,202)	(71)
Proceeds from sales of short-term investments	176,925	35,975
Purchases of short-term investments	(112,600)	(101,025)
Other, net	112	118

Net cash provided by investing activities	43,536	60,040

Cash flows from financing activities:
Proceeds from stock options exercised	8,050	7,514
Purchases of treasury stock	(27,498)	—
Payments on debt	—	(569)

Net cash provided by (used in) financing activities	(19,448)	6,945

Effect of foreign currency exchange rates on cash and cash equivalents	(2,590)	295

Net increase in cash and cash equivalents	35,483	95,892

Cash and cash equivalents:
Beginning of period	98,428	79,039

End of period	$133,911	$174,931

The accompanying notes to consolidated financial statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc., and subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 11, 2005.

2. Summary of Significant Accounting Policies

    Stock-based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.123.

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net income and basic and diluted earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$30,396	$62,149	$32,289	$73,300
Add: Stock-based compensation expense already included in net income, net of tax in 2005	3,276	716	8,371	1,568
Deduct: Pro forma employee compensation cost related to stock options and restricted stock units, net of tax in 2005	(4,142)	(2,946)	(11,819)	(8,074)

Pro forma	$29,530	$59,919	$28,841	$66,794

Basic earnings per share:
As reported	$1.63	$3.25	$1.70	$3.88
Pro forma	1.58	3.13	1.52	3.54

Diluted earnings per share:
As reported	$1.58	$3.08	$1.62	$3.68
Pro forma	1.55	3.03	1.46	3.38

Performance-related Compensation

In the second quarter of 2005, the Company adopted a new compensation policy in order to better align consultants’ interests with those of the shareholders and increase consultant share ownership. Under the new policy, 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonus was earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun at the start of 2005 as bonuses are earned. Compensation expense recognized prior to the date of grant is considered stock-based compensation expense. The corresponding credit is classified as a current liability until the date of grant, at which time the credit will be recognized as a component of stockholders’ equity.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. These items include auction rate securities in the amount of $124.3 million that have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 Consolidated Balance Sheet to conform to the fiscal 2005 presentation. Accordingly, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the award’s grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB 25 and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB 25, which the Company is currently using. On April 14, 2005 the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will not be effective for the Company until the first quarter of 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is currently evaluating the impact that the adoption of SFAS No. 123R and SAB No. 107 will have on the Company’s financial condition and results of operations.

3. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2004	$18,362	$28,830	$1,626	$48,818
Exchange rate fluctuations	—	(201)	(8)	(209)

Balance at September 30, 2005	$18,362	$28,629	$1,618	$48,609

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		September 30, 2005			December 31, 2004
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.1	$11,302	$(5,067)	$6,235	$11,302	$(4,412)	$6,890

Intangible amortization expense for the three months ended September 30, 2005 and 2004 was $219 thousand. Intangible amortization expense for the nine months ended September 30, 2005 and 2004 was $656 thousand and $662 thousand, respectively. The estimated intangible amortization expense for the five succeeding fiscal years is approximately $874 thousand per year.

4. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$92	$95	$286	$287
Interest cost	276	304	863	917
Amortization of net gain	(80)	(50)	(249)	(149)

Net periodic benefit cost	$288	$349	$900	$1,055

The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and nine months ended September 30, 2005.

5. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$30,396	$62,149	$32,289	$73,300
Change in foreign currency translation adjustments	207	661	(3,148)	(764)
Change in unrealized gain on available- for-sale investments	(210)	(2)	(339)	3

Comprehensive income	$30,393	$62,808	$28,802	$72,539

6. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per common share:
Net income	$30,396	$62,149	$32,289	$73,300

Weighted average common shares outstanding	18,694	19,124	18,957	18,872

Basic earnings per common share	$1.63	$3.25	$1.70	$3.88

Diluted earnings per common share:
Net income	$30,396	$62,149	$32,289	$73,300

Weighted average common shares outstanding	18,694	19,124	18,957	18,872
Dilutive common shares	575	1,043	929	1,023

Weighted average diluted common shares outstanding	19,269	20,167	19,886	19,895

Diluted earnings per common share	$1.58	$3.08	$1.62	$3.68

7. Restructuring Charges

In the first quarter of 2005, the Company announced that it would record restructuring charges beginning in the second quarter of 2005 in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a company commits to an exit or disposal plan. As such, certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred.

In the second quarter of 2005, the Company recorded restructuring charges of $20.8 million. These initiatives focus primarily on Europe and include charges of $14.7 million for severance and other employee-related costs related to reductions in workforce and $6.1 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants. By segment, the restructuring charges recorded in the second quarter of 2005 are $0.8 million in the Americas, $18.0 million in Europe and $2.0 million in Corporate.

In the third quarter of 2005, the Company recorded restructuring charges of $1.6 million. Included in this charge was $3.1 million related to the additional consolidation of office space and the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. The third quarter 2005 restructuring charge also includes the reversal of $0.5 million related to the final determination and payment of certain severance-related restructuring accruals. By segment, the restructuring charges recorded in the third quarter of 2005 are $0.4 million in the Americas and $1.2 million in Europe.

Additionally, the Company may record additional restructuring charges during the remainder of 2005 primarily related to the final determination of certain accruals. These amounts are not expected to be material.

Changes in the accrual for restructuring charges for the nine months ended September 30, 2005 are as follows:

	Employee- related	Office- related	Total
Accrual balance at December 31, 2004	$2,378	$29,863	$32,241
Restructuring charges	14,183	8,234	22,417
Cash payments	(8,714)	(19,911)	(28,625)
Non-cash write-offs	—	(857)	(857)

Accrual balance at September 30, 2005	$7,847	$17,329	$25,176

The Company expects that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2005 will be $12.7 million, the majority of which are expected in the fourth quarter of 2005. The remaining accrued restructuring charges of $12.5 million are expected to be paid over the remaining lease terms of vacated properties which extend through 2016.

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

Pursuant to the terms of the Company’s compensation policy with respect to warrants, 55% of the net proceeds from these sales of shares of common stock of Google was payable to our consultants involved with the search in the month following the monetization. The Company’s current Chief Executive Officer, Thomas J. Friel, was a member of this search team and received 25% of the consultants’ team share. Mr. Friel’s share is solely related to his work as a search consultant in 2001, at which time he was not the Company’s Chief Executive Officer. Mr. Friel elected to defer receipt of his share of the net proceeds until June 2005 under an existing deferred compensation plan. The remaining 75% of the consultants’ team share of the net proceeds, approximately $53.1 million, was paid in October 2004.

9. Realized and Unrealized Gains on Equity and Warrant Portfolio

The realized and unrealized gains, net of consultants’ share of the gains and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Realized gains on investments	$329	$56,930	$911	$57,009
Unrealized gains (losses) on derivative instruments	97	(485)	(681)	(42)

Net realized and unrealized gains on equity and warrant portfolio	$426	$56,445	$230	$56,967

During the three months ended September 30, 2004, the Company recognized a realized gain of $56.9 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of its shares of common stock of Google.

10. Income Taxes

For the first nine months of 2005, the Company reported income before taxes of $16.5 million and recorded an income tax benefit of $15.8 million. An annual effective tax rate of 16.9% was used to record an income tax provision for the first nine months of 2005. In addition, the Company recorded an income tax benefit of $18.6 million related to certain significant discrete tax items during the first nine months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a partial reduction in the valuation allowance of $18.1 million related to certain deferred tax assets in the U.S. In recent years, the Company began generating pre-tax book income on a consistent basis and expects to continue to do so. Under SFAS No.109, “Accounting for Income Taxes,” a company must continually evaluate the need for a valuation allowance and reduce the allowance when it is more likely than not that some or all of the associated benefits of the deferred tax assets will be utilized. In the third quarter of 2005, the Company concluded it was more likely than not that a majority of its U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance on its U.S. deferred tax assets. Of this amount, $18.1 million has been recognized as income and $6.5 million has been credited to additional paid in capital as it relates to the income tax benefit associated with stock-based compensation that had not been previously recorded.

In the third quarter of 2005, the Company reported income before taxes of $14.9 million and recorded an income tax benefit of $15.4 million. The effective tax rate for the third quarter of 2005 excluding discrete items of $18.0 million, primarily related to the partial reduction in the valuation allowance, was 17.0%. The effective tax rate for the three and nine months ended September 30, 2005, excluding discrete items, was significantly lower than the statutory rate because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, resulting in zero federal and state income tax provision for the current year.

As a result of a significant warrant monetization in the third quarter of 2004, the Company determined that a lesser valuation allowance was required relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $7.0 million reduction to the income tax expense and the valuation allowance.

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

11. Segment Information

In the first quarter of 2005, the Company consolidated the management teams of its North America and Latin America operations and created the position of the President of the Americas. Consistent with this management change, segment information as of and for the three months and nine months ended September 30, 2004 has been reclassified to conform to the current segment classifications.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Americas	$65,181	$53,516	$179,060	$158,806
Europe	34,267	29,965	102,679	94,544
Asia Pacific	10,157	8,126	29,821	23,412

Revenue before reimbursements (net revenue)	109,605	91,607	311,560	276,762
Reimbursements	4,339	4,750	15,735	14,903

Total	$113,944	$96,357	$327,295	$291,665

Operating income:
Americas	$14,511	$11,240	$39,174	$32,030
Europe	3,718	1,139	5,789	2,501
Asia Pacific	2,648	1,609	7,389	5,008

Total regions	20,877	13,988	52,352	39,539
Corporate	(6,349)	(5,792)	(18,424)	(17,627)
Restructuring charges	(1,580)	—	(22,417)	—

Total	$12,948	$8,196	$11,511	$21,912

Depreciation and amortization:
Americas	$1,155	$1,536	$3,703	$4,513
Europe	956	1,049	3,316	3,256
Asia Pacific	196	183	589	565

Total regions	2,307	2,768	7,608	8,334
Corporate	365	495	1,020	1,368

Total	$2,672	$3,263	$8,628	$9,702

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Capital expenditures:
Americas	$432	$580	$1,649	$1,865
Europe	524	8	1,466	1,078
Asia Pacific	263	80	910	277

Total regions	1,219	668	4,025	3,220
Corporate	124	212	443	728

Total	$1,343	$880	$4,468	$3,948

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	September 30, 2005	December 31, 2004
Identifiable assets:
Americas	$80,720	$70,104
Europe	128,972	137,715
Asia Pacific	36,491	28,575

Total regions	246,183	236,394
Corporate	183,519	184,890

Total	$429,702	$421,284

Goodwill and other intangible assets, net:
Americas	$21,066	$21,509
Europe	32,160	32,573
Asia Pacific	1,618	1,626

Total	$54,844	$55,708

12. Guarantees

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2011. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is $1.1 million as of September 30, 2005. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; the impact of foreign currency exchange rate fluctuations; price competition; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. Our reports filed with the U. S. Securities and Exchange Commission (in particular, our Annual Report on Form 10-K for the year ended December 31, 2004 under Risk Factors in Item 1) also include information on factors that may affect the outcome of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, development and retention of personnel for their executive management and board positions. In addition to executive search, we provide other leadership consulting services, including executive assessment, professional development and executive coaching.

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

In the second quarter of 2005, we adopted a new compensation policy in order to better align consultants’ interests with those of the shareholders and increase consultant share ownership. Under the new policy, 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonuses are earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun at the start of 2005 as bonuses are earned.

2005 Developments

In the first quarter of 2005, we consolidated the management teams of our North America and Latin America operations and created the position of the President of the Americas. In doing so, we created a new combined Americas region. Consistent with this management change, segment information for prior periods has been restated to conform to the current segment classifications.

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

In the first quarter of 2005, we announced that we expected to record restructuring charges beginning in the second quarter of 2005 in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. In the second quarter of 2005, we recorded restructuring charges of $20.8 million. The charges include severance and other employee-related costs of $14.7 million related to reductions in workforce, primarily in Europe, and costs related to the consolidation of office space of $6.1 million. In the third quarter of 2005, we recorded restructuring charges of $1.6 million. Included in this charge was $3.1 million related to the additional consolidation of office space and the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated sublease for one of our search offices. The third quarter 2005 restructuring charge also includes the reversal of $0.5 million related to the final determination and payment of certain severance-related restructuring accruals.

2005 Outlook

Certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 will be recognized in subsequent periods when a liability is incurred. Additionally, we may record additional restructuring charges during the remainder of 2005 primarily related to the final determination of certain accruals. These amounts are not expected to be material.

For 2005, we currently anticipate net revenue to be in the range of $409 million to $414 million. At those net revenue levels, we expect that the operating margin will be approximately 10%, excluding any restructuring charges and approximately 5% including any restructuring charges.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.0	5.2	5.1	5.4

Total revenue	104.0	105.2	105.1	105.4

Operating expenses:
Salaries and employee benefits	65.0	65.9	66.5	67.9
General and administrative expenses	21.7	25.1	22.6	24.1
Reimbursements	4.0	5.2	5.1	5.4
Restructuring charges	1.4	—	7.2	—

Total operating expenses	92.1	96.2	101.4	97.5

Operating income	11.8	8.9	3.7	7.9

Non-operating income (expense):
Interest income	1.4	0.7	1.3	0.5
Interest expense	—	—	(0.1)	—
Net realized and unrealized gains on equity and warrant portfolio, net of the consultants’ share of the gains	0.4	61.6	0.1	20.6
Other, net	—	0.2	0.4	—

Net non-operating income	1.8	62.5	1.6	21.1

Income before income taxes	13.6	71.4	5.3	29.0
Provision for (benefit from) income taxes	(14.1)	3.6	(5.1)	2.5

Net income	27.7%	67.8%	10.4%	26.5%

Note:	Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Americas	$65,181	$53,516	$179,060	$158,806
Europe	34,267	29,965	102,679	94,544
Asia Pacific	10,157	8,126	29,821	23,412

Revenue before reimbursements (net revenue)	109,605	91,607	311,560	276,762
Reimbursements	4,339	4,750	15,735	14,903

Total	$113,944	$96,357	$327,295	$291,665

Operating income (loss):
Americas	$14,511	$11,240	$39,174	$32,030
Europe	3,718	1,139	5,789	2,501
Asia Pacific	2,648	1,609	7,389	5,008

Total regions	20,877	13,988	52,352	39,539
Corporate	(6,349)	(5,792)	(18,424)	(17,627)
Restructuring charges	(1,580)	—	(22,417)	—

Total	$12,948	$8,196	$11,511	$21,912

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Total revenue. Consolidated total revenue increased $17.5 million, or 18.3%, to $113.9 million for the three months ended September 30, 2005 from $96.4 million for the three months ended September 30, 2004. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $18.0 million, or 19.6%, to $109.6 million for the three months ended September 30, 2005 from $91.6 million for the three months ended September 30, 2004. The positive impact of exchange rate fluctuations was less then one percent in the 2005 third quarter. Net revenue increased in all industry groups in the third quarter of 2005 compared to the third quarter of 2004. Consultant productivity increased as executive search revenue per consultant increased to an annualized rate of $1.4 million in the third quarter of 2005 compared to an annualized rate of $1.2 million in the third quarter of 2004. The number of confirmed executive searches increased 3% compared to the third quarter of 2004.

Net revenue in the Americas was $65.2 million for the three months ended September 30, 2005, an increase of $11.7 million, or 21.8%, from $53.5 million in the third quarter of 2004. Net revenue increased in all industry groups, but particularly in the Financial Services industry group, in the third quarter of 2005 compared to the third quarter of 2004. The positive impact of exchange rate fluctuations in the Americas was approximately one percent in the 2005 third quarter. Net revenue in Europe was $34.3 million for the three months ended September 30, 2005, an increase of $4.3 million, or 14.4%, from $30.0 million in the third quarter of 2004. All of the industry groups experienced increases in net revenue with the exception of the Professional Services industry group which reported a slight decline. The negative impact of exchange rate fluctuations in Europe was approximately one percent in the 2005 third quarter. In Asia Pacific, net revenue was $10.2 million for the three months ended September 30, 2005, an increase of $2.1 million, or 25.0%, from $8.1 million in the third quarter of 2004. All of the industry groups experienced increases in net revenue with the exception of the Professional Services industry group. Excluding a positive impact of $0.3 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, net revenue in Asia Pacific increased approximately 22% compared to the same quarter in 2004.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $10.9 million, or 18.1%, to $71.3 million for the three months ended September 30, 2005 from $60.4 million for the three months ended September 30, 2004. Fixed salaries and employee benefits increased $3.5 million and performance-related compensation expense increased $7.4 million. The increase in fixed salaries and employee benefits expense of $3.5 million was primarily attributable to a 4% increase in consultant headcount since the third quarter of 2004. Also, stock-based compensation expense was higher by $2.3 million in the 2005 third quarter as compared to the 2004 third quarter primarily as a result of the restricted stock units granted in the first quarter of 2005.

Performance-related compensation expense increased $7.4 million in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of increased net revenue and adjustments to accruals based on expected annualized consultant performance in each region. We adopted a new compensation policy in the second quarter of 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units and recognized ratably throughout the vesting period. This resulted in a $1.9 million reduction in compensation expense in the third quarter of 2005 as compared to the third quarter of 2004, during which 100% of the annual bonus was being recognized in that fiscal year.

Excluding a negative impact of $0.4 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated salaries and employee benefits increased approximately 17% compared to the same quarter in 2004.

As a percentage of net revenue, salaries and employee benefits expense was 65.0% in the third quarter of 2005, compared to 65.9% in the third quarter of 2004.

General and administrative expenses. Consolidated general and administrative expenses increased $0.7 million, or 3.0%, to $23.7 million for the three months ended September 30, 2005 from $23.0 million for the three months ended September 30, 2004. Increases of $1.2 million in discretionary spending primarily related to fees for professional services and business development and $0.6 million in bad debt expense were partially offset by a $1.1 million decrease in depreciation and other infrastructure costs.

As a percentage of net revenue, general and administrative expenses were 21.7% in the third quarter of 2005, compared to 25.1% in the third quarter of 2004.

Restructuring charges. In the first quarter of 2005, we announced that we expected to record restructuring charges beginning in the second quarter of 2005 in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires us to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a we commit to an exit or disposal plan. As such, certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred.

In the third quarter of 2005, we recorded restructuring charges of $1.6 million. Included in this charge was $3.1 million related to the additional consolidation of office space and the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. The third quarter 2005 restructuring charge also includes the reversal of $0.5 million related to the final determination and payment of certain severance-related restructuring accruals. By segment, the restructuring charges recorded in the third quarter of 2005 are $0.4 million in the Americas and $1.2 million in Europe.

Additionally, we may record additional restructuring charges during the remainder of 2005 primarily related to the final determination of certain accruals. These amounts are not expected to be material.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2005 will be $12.7 million, the majority of which are expected in the fourth quarter of 2005. The remaining accrued restructuring charges of $12.5 million are expected to be paid over the remaining lease terms of vacated properties which extend through 2016.

Operating income. Our consolidated operating income was $12.9 million for the three months ended September 30, 2005 compared to operating income of $8.2 million for the three months ended September 30, 2004. The following table summarizes our consolidated operating income for the three months ended September 30, 2005 and 2004, respectively:

Operating income:	2005	2004	Change
	(in millions)
Total regions	$20.9	$14.0	$6.9
Corporate	(6.3)	(5.8)	(0.6)

Operating income before restructuring charges	14.5	8.2	6.3
Restructuring charges	(1.6)	—	(1.6)

Consolidated operating income	$12.9	$8.2	$4.8

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The increase in operating income before restructuring charges of $6.3 million was due to the increase in net revenue of $18.0 million offset by increases of $10.9 million in salaries and employee benefits expense and $0.7 million in general and administrative expenses.

In the Americas, operating income for the three months ended September 30, 2005 increased $3.2 million to $14.5 million from $11.3 million for the three months ended September 30, 2004. As net revenue increased by $11.7 million, salaries and employee benefits expense increased by $8.5 million. Fixed salaries and employee benefits expense increased by $3.3 million primarily as a result of higher stock-based compensation expense related to restricted stock units granted in the first quarter of 2005. Performance-related compensation expense increased $5.2 million in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of increased net revenue and adjustments to accruals based on expected annualized consultant performance. We adopted a new compensation policy in the second quarter of 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units and recognized ratably through the vesting period. This resulted in a $1.4 million reduction in compensation expense in the third quarter of 2005 as compared to the third quarter of 2004, during which 100% of the annual bonus was being recognized in that fiscal year. General and administrative expenses and bad debt expense remained constant in the third quarter of 2005 compared to the 2004 third quarter.

In Europe, operating income for the three months ended September 30, 2005 increased $2.6 million to $3.7 million from $1.1 million for the three months ended September 30, 2004 as a result of increased net revenue combined with cost savings associated with restructuring initiatives that began in the second quarter of 2005. The increase in net revenue of $4.3 million was partially offset by an increase of $1.2 million of salaries and employee benefits expense. Bad debt expense increased $0.5 million in the third quarter of 2005 compared to the third quarter of 2004. General and administrative expenses remained constant in the third quarter of 2005 compared to the 2004 third quarter.

In Asia Pacific, operating income for the three months ended September 30, 2005 was $2.6 million, an increase of $1.0 million, compared to operating income of $1.6 million for the three months ended September 30, 2004. The increase in net revenue of $2.1 million was offset by increases of $0.9 million in salaries and employee benefits expense and $0.2 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended September 30, 2005 were $6.3 million, an increase of $0.5 million, compared to unallocated corporate expenses of $5.8 million for the three months ended September 30, 2004. The increase of $0.5 million in unallocated corporate expenses was primarily due to increased stock-based compensation expense and increased fees for professional services in the 2005 third quarter as compared to the 2004 third quarter.

Restructuring charges were $1.6 million in the third quarter of 2005. No restructuring charges were recorded in the third quarter of 2004. The restructuring charges are explained in the preceding section captioned Restructuring charges.

Net non-operating income. Net non-operating income was $2.0 for the three months ended September 30, 2005, compared to $57.3 million for the three months ended September 30, 2004.

Net interest income in the third quarter of 2005 increased $0.9 million to $1.5 million primarily due to higher cash balances and higher investment returns on the invested cash.

During the three months ended September 30, 2005, we recognized $0.3 million of realized gains and $0.1 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio. During the three months ended September 30, 2004, we recognized a realized gain of $56.9, net of the consultants’ share of the gains and other costs, including $56.8 million related to the monetization of our shares of common stock of Google. For further information on this monetization, see Note 8, Significant Warrant Monetization, in the Notes to Consolidated Financial Statements. In addition, during the three months ended September 30, 2004, we recognized $0.5 million of unrealized losses, net of the consultants’ share of the losses and other costs, related to our equity and warrant portfolio.

Net other non-operating income was less than $0.1 million for the three months ended September 30, 2005, compared to net other non-operating expense of $0.2 million for the three months ended September 30, 2004. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. For the first nine months of 2005, we reported income before taxes of $16.5 million and recorded an income tax benefit of $15.8 million. An annual effective tax rate of 16.9% was used to record an income tax provision for the first nine months of 2005. In addition, we recorded an income tax benefit of $18.6 million related to certain significant discrete tax items during the first nine months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a partial reduction in the valuation allowance of $18.1 million related to certain deferred tax assets in the U.S. In recent years, we began generating pre-tax book income on a consistent basis and expect to continue to do so. Under SFAS No.109, “Accounting for Income Taxes,” a company must continually evaluate the need for a valuation allowance and reduce the allowance when it is more likely than not that some or all of the associated benefits of the deferred tax assets will be utilized. In the third quarter of 2005, we concluded it was more likely than not that a majority of our U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance on our U.S. deferred tax assets. Of this amount, $18.1 million has been recognized as income and $6.5 million has been credited to additional paid in capital as it relates to the income tax benefit associated with stock-based compensation that had not been previously recorded.

In the third quarter of 2005, we reported income before taxes of $14.9 million and recorded an income tax benefit of $15.4 million. The effective tax rate for the third quarter of 2005 excluding discrete items of $18.0 million, primarily related to the partial reduction in the valuation allowance, was 17.0%. The effective tax rate for the three and nine months ended September 30, 2005, excluding discrete items, was significantly lower than the statutory rate because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, resulting in zero federal and state provision for the current year.

As a result of a significant warrant monetization in the third quarter of 2004, we determined that a lesser valuation allowance was required relating to our net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $7.0 million reduction to the income tax expense and the valuation allowance.

For the three months ended September 30, 2004, the effective tax rate was 5.0%, which is lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions available for carryback to recover taxes paid in prior years and the utilization of net operating loss and capital loss carryforwards

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Total revenue. Consolidated total revenue increased $35.6 million, or 12.2%, to $327.3 million for the nine months ended September 30, 2005 from $291.7 million for the nine months ended September 30, 2004. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $34.8 million, or 12.6%, to $311.6 million for the nine months ended September 30, 2005 from $276.8 million for the nine months ended September 30, 2004. Excluding a positive impact of $4.6 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, net revenue increased approximately 11%. All of our industry groups experienced increases in net revenue with the exception of the Health Care industry group which reported a modest decline. Consultant productivity increased as executive search revenue per consultant increased to an annualized rate of $1.3 million for the first nine months of 2005 compared to an annualized rate of $1.2 million for the first nine months of 2004. The number of confirmed executive searches increased 3% compared to the first nine months of 2004.

Net revenue in the Americas was $179.1 million for the nine months ended September 30, 2005, an increase of $20.3 million, or 12.8%, from $158.8 million in the first nine months of 2004. All industry groups experienced increases in net revenue with the exception of the Health Care industry group which reported a modest decline. Excluding a positive impact of $1.3 million due to exchange rate fluctuations, net revenue in the Americas increased by approximately 12% from the comparable period of 2004. Net revenue in Europe was $102.7 million for the nine months ended September 30, 2005, an increase of $8.2 million, or 8.6%, from $94.5 million in the first nine months of 2004. All of the industry groups experienced significant increases in net revenue with the exception of the Financial Services and Higher Education/Nonprofit industry groups. Excluding a positive impact of $2.5 million due to exchange rate fluctuations, net revenue in Europe increased by approximately 6% from the comparable period of 2004. In Asia Pacific, net revenue was $29.8 million for the nine months ended September 30, 2005, an increase of $6.4 million, or 27.4%, from $23.4 million in the first nine months of 2004. All of the industry groups experienced increases in net revenue. Excluding a positive impact of $0.8 million due to exchange rate fluctuations, net revenue in Asia Pacific increased approximately 24% compared to the same period in 2004.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $19.2 million, or 10.2%, to $207.2 million for the nine months ended September 30, 2005 from $188.0 million for the nine months ended September 30, 2004. Fixed salaries and employee benefits increased $12.6 million and performance-related compensation expense increased $6.6 million. The increase in fixed salaries and employee benefits expense of $12.6 million was primarily attributable to a 4% net increase in consultant headcount since the third quarter of 2004. Also, stock-based compensation expense was higher by $6.1 million in the first nine months of 2005 as compared to the first nine months of 2004 primarily as a result of the restricted stock units granted in the first quarter of 2005.

Performance-related compensation expense increased $6.6 million in the first nine months of 2005 compared to the first nine months of 2004 primarily as a result of increased net revenue. We adopted a new compensation policy in the second quarter of 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units and recognized ratably throughout the vesting period. This resulted in a $4.9 million reduction in compensation expense in the first nine months of 2005 as compared to the first nine months of 2004, during which 100% of the annual bonus was being recognized in that fiscal year.

Excluding a negative impact of $2.7 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated salaries and employee benefits increased approximately 9% compared to the same period in 2004.

As a percentage of net revenue, salaries and employee benefits expense was 66.5% for the first nine months of 2005, compared to 67.9% for the first nine months of 2004.

General and administrative expenses. Consolidated general and administrative expenses increased $3.6 million, or 5.3%, to $70.4 million for the nine months ended September 30, 2005 from $66.8 million for the nine months ended September 30, 2004. Increases of $5.4 million in discretionary spending related to fees for professional services, business development and information technology and $0.6 million in bad debt expense were partially offset by a $2.4 million decrease in depreciation and other infrastructure costs. Excluding a negative impact of $1.0 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated general and administrative expenses increased approximately 4% compared to the same period in 2004.

As a percentage of net revenue, general and administrative expenses were 22.6% in the first nine months of 2005, compared to 24.1% in the first nine months of 2004.

Restructuring charges. In the first nine months of 2005, we recorded restructuring charges of $22.4 million in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. These initiatives focus primarily on Europe and include charges of $14.2 million for severance and other employee-related costs related to reductions in workforce and $8.2 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants. By segment, the restructuring charges recorded in the first nine months of 2005 are $1.2 million in the Americas, $19.2 million in Europe and $2.0 million in Corporate.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires Companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a Company commits to an exit or disposal plan. As such, certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred. Accordingly, we may record additional restructuring charges during the remainder of 2005 primarily related to the final determination of certain accruals. These amounts are not expected to be material.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2005 will be $12.7 million, the majority of which are expected in the fourth quarter of 2005. The remaining accrued restructuring charges of $12.5 million are expected to be paid over the remaining lease terms of vacated properties which extend through 2016.

Operating income. Our consolidated operating income was $11.5 million for the nine months ended September 30, 2005 compared to operating income of $21.9 million for the nine months ended September 30, 2004. The following table summarizes our consolidated operating income for the nine months ended September 30, 2005 and 2004, respectively:

Operating income:	2005	2004	Change
	(in millions)
Total regions	$52.4	$39.5	$12.8
Corporate	(18.4)	(17.6)	(0.8)

Operating income before restructuring charges	33.9	21.9	12.0
Restructuring charges	(22.4)	—	(22.4)

Consolidated operating income	$11.5	$21.9	$(10.4)

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The increase in operating income before restructuring charges of $12.0 million was due to the increase in net revenue of $34.8 million offset by increases of $19.2 million in salaries and employee benefits expense and $3.6 million in general and administrative expenses.

In the Americas, operating income for the nine months ended September 30, 2005 increased $7.2 million to $39.2 million from $32.0 million for the nine months ended September 30, 2004. As net revenue increased by $20.3 million, salaries and employee benefits expense increased by $11.4 million. Fixed salaries and employee benefits expense increased by $9.4 million primarily as a result of higher stock-based compensation expense related to restricted stock units granted in the first quarter of 2005. Performance-related compensation expense increased $2.0 million primarily as a result of increased net revenue. In addition, we adopted a new compensation policy in the second quarter of 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units and recognized ratably through the vesting period. This resulted in a $3.0 million reduction in compensation expense in the first nine months of 2005 as compared to the first nine months of 2004, during which 100% of the annual bonus was being recognized in that fiscal year. The increase in general and administrative expenses of $1.7 million is a result of higher discretionary spending of $1.2 million and a $0.5 million increase in bad debt expense.

In Europe, operating income for the nine months ended September 30, 2005 increased $3.3 million to $5.8 million from $2.5 million for the nine months ended September 30, 2004 as a result of increased net revenue combined with cost savings associated with restructuring initiatives that began in the second quarter of 2005. The increase in net revenue of $8.2 million was partially offset by increases of $4.3 million of salaries and employee benefits expense and $0.6 million in general and administrative expenses.

In Asia Pacific, operating income for the nine months ended September 30, 2005 was $7.4 million, an increase of $2.4 million, compared to operating income of $5.0 million for the nine months ended September 30, 2004. The increase in net revenue of $6.4 million was partially offset by an increase of $3.4 million in salaries and employee benefits expense and an increase of $0.6 million of general and administrative expenses.

Unallocated corporate expenses for the nine months ended September 30, 2005 were $18.4 million, an increase of $0.8 million, compared to unallocated corporate expenses of $17.6 million for the nine months ended September 30, 2004. Salaries and employee benefits expense increased $0.2 million and general and administrative expenses increased $0.6 million primarily due to increased fees for professional services.

Restructuring charges were $22.4 million in the first nine months of 2005. No restructuring charges were recorded in the first nine months of 2004. The restructuring charges are explained in the preceding section captioned Restructuring charges.

Net non-operating income. Net non-operating income was $5.0 million for the nine months ended September 30, 2005, compared to $58.3 million for the nine months ended September 30, 2004.

Net interest income in the first nine months of 2005 increased $2.6 million to $4.0 million primarily due to higher cash balances and higher investment returns on the invested cash.

During the nine months ended September 30, 2005, we recognized $0.9 million of realized gains and $0.7 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the nine months ended September 30, 2004, we recognized a realized gain of $57.0 million, net of the consultants’ share of the gains and other costs, including $56.8 million related to the monetization of our shares of common stock of Google. For further information on this monetization, see Note 8, Significant Warrant Monetization, in the Notes to Consolidated Financial Statements

Net other non-operating income was $1.2 million for the nine months ended September 30, 2005, compared to net other non-operating income of $0.1 million for the nine months ended September 30, 2004. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. For the first nine months of 2005, we reported income before taxes of $16.5 million and recorded an income tax benefit of $15.8 million. An annual effective tax rate of 16.9% was used to record an income tax provision for the first nine months of 2005. In addition, we recorded an income tax benefit of $18.6 million related to certain significant discrete tax items during the first nine months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a partial reduction in the valuation allowance of $18.1 million related to certain deferred tax assets in the U.S. In recent years, we began generating pre-tax book income on a consistent basis and expect to continue to do so. Under SFAS No.109, “Accounting for Income Taxes,” a company must continually evaluate the need for a valuation allowance and reduce the allowance when it is more likely than not that some or all of the associated benefits of the deferred tax assets will be utilized. In the third quarter of 2005, we concluded it was more likely than not that a majority of our U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance on our U.S. deferred tax assets. Of this amount, $18.1 million has been recognized as income and $6.5 million has been credited to additional paid in capital as it relates to the income tax benefit associated with stock-based compensation that had not been previously recorded.

The effective tax rate for the nine months ended September 30, 2005, excluding discrete items, was significantly lower than the statutory rate because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, resulting in zero federal and state income tax provision for the current year.

As a result of a significant warrant monetization in the third quarter of 2004, we determined that a lesser valuation allowance was required relating to our net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and recorded a $7.0 million reduction to the income tax expense and the valuation allowance.

For the nine months ended September 30, 2004, the effective tax rate was 8.7% which is lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in the current year and the utilization of net operating loss and capital loss carryforwards.

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

Lines of credit. In December 2003, we entered into a $60.0 million, three year, committed revolving credit facility (the “Facility”). Under the Facility, we may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Facility sets limits on our ability to make acquisitions above a designated amount without bank approval and to incur additional debt outside of the Facility. We pay a facility fee even if no portion of the Facility is used.

There were no borrowings outstanding under the facility at either September 30, 2005 or December 31, 2004. At September 30, 2005, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents were $133.9 million and $174.9 million at September 30, 2005 and 2004, respectively. The amount of cash and cash equivalents at December 31, 2004 was $98.4 million.

Auction rate securities in the amount of $124.3 million have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 Consolidated Balance Sheet to conform to the fiscal 2005 presentation. Short-term investments were $60.0 million and $105.3 million at September 30, 2005 and 2004, respectively. Accordingly, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows. In addition, this change in classification does not affect the financial covenants of the Facility.

Cash flows from operating activities. For the nine months ended September 30, 2005, cash provided by operating activities was $14.0 million, principally reflecting our net income and an increase in bonus-related accruals partially offset by payments related to the restructuring charges and income taxes and an increase in trade receivables related to typical seasonal collection trends.

For the nine months ended September 30, 2004, cash provided by operating activities was $28.6 million, primarily reflecting an increase in bonus-related accruals and income taxes payable offset by payments related to the restructuring charges and an increase in trade receivables.

Cash flows from investing activities. Cash provided by investing activities was $43.5 million for the nine months ended September 30, 2005 primarily as a result of the net proceeds from the sale of short-term investments partially offset by payments to consultants related to sales of equity securities. During the second quarter of 2005, we paid $17.6 million of deferred compensation to our current Chief Executive Officer, Thomas J. Friel, representing his share of the net proceeds from the September 2004 monetization of our Google warrants. Mr. Friels’s share of the net proceeds is related to his work as an executive search consultant in 2001, prior to the time he was appointed our Chief Executive Officer. Cash provided by investing activities was $60.0 million for the nine months ended September 30, 2004 primarily as a result of the net proceeds of $128.8 million from the sale of our shares of common stock of Google offset by net purchases of short-term investments. Capital expenditures were $4.5 million and $3.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Cash flows from financing activities. Cash used in financing activities for the nine months ended September 30, 2005 was $19.4 million as a result of the repurchase of our common stock offset by proceeds from stock options exercised during the period. Cash provided by financing activities for the nine months ended September 30, 2004 was $6.9 million primarily as a result of stock options exercised during the quarter.

On October 22, 2004, our Board of Directors authorized the Company to repurchase shares of our common stock with an aggregate total amount up to $30 million. Also at that date, the previous authorization to purchase up to $20 million through May 21, 2005 was cancelled. We purchased 1,115,375 shares of our common stock for $30.0 million under the October 2004 authorization which was completed during the second quarter of 2005.

On September 16, 2005, our Board of Directors authorized the Company to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. No shares have been purchased under this authorization.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 11, 2005 and in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its significant estimates and assumptions relate to revenue recognition, accruals for the consolidation and closing of offices recorded as part of our restructuring charges, valuation of income taxes, goodwill and other intangible assets and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 11, 2005.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB 25, which we are currently using. On April 14, 2005 the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning in the first quarter of 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expresses the views of the SEC Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. We are currently evaluating the impact that the adoption of SFAS No. 123R and SAB No. 107 will have on our financial condition and results of operations.

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

During the nine months ended September 30, 2005, we recognized $0.9 million of realized gains and $0.7 million of unrealized losses, net of the consultants’share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the nine months ended September 30, 2004, we recognized $57.0 million of realized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currencies of our subsidiaries have been designated as the functional currencies, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. Based on our net income of $32.3 million for the nine months ended September 30, 2005, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 10, Segment Information, in the Notes to Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 16, 2005, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock with an aggregate total amount up to $50 million. No time limit has been set for completion of this program. No shares have been purchased under this authorization.

Item 6. Exhibits

Exhibit No.	Description
* 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Chief Financial Officer