Form 10-K
period 2005-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2006-03-10
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 per value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $472,709,128 based upon the closing market price of $26.08 on that date of a share of Common Stock as reported on the Nasdaq National Market. As of February 24, 2006, there were 18,583,534 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives for their executive management and board director positions. Focusing on top-level services offers us several advantages, including access to, and influence with, key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and added barriers to entry. Working at the top also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services including succession planning, executive development and top team effectiveness. We currently market our leadership consulting services to current and prospective clients as four offerings: talent management, board building, executive on-boarding and M&A effectiveness.

Heidrick & Struggles and its predecessors have been in the executive search business for more than 50 years. We provide our services to a broad range of clients through the expertise of 315 consultants located in major cities around the world. For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. We provide our executive search services on a retained basis, recruiting senior executives who typically earn more than $200,000 annually. Our clients include the following:

•	Fortune 500 companies

•	Major non-U.S. companies

•	Middle market and emerging growth companies

•	Governmental and not-for-profit organizations

•	Other leading private and public entities

The executive search industry is highly fragmented, consisting of several thousand executive search firms worldwide. Based on trade publication reports, we estimate that fewer than 10 executive search firms/alliances generated more than $100 million in worldwide revenue during 2005. Executive search firms are generally separated into two broad categories: retained search and contingency. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates for positions typically with annual cash compensation of $150,000 and above. Retained executive search firms generally are compensated for their services regardless of whether the client employs a candidate identified by the search firm and are generally retained on an exclusive basis. In contrast, contingency search firms usually focus primarily on positions with annual cash compensation of less than $150,000 and are compensated only upon successfully placing a recommended candidate. Retained executive search firms normally charge a fee for their services equal to approximately one-third of the first year’s total compensation for the position being filled.

We are a retained executive search firm. Our search process typically consists of the following steps:

•	Analyze the client’s needs in order to understand its organizational structure, relationships and culture; determine the required set of skills for the position; define the required experience; and identify the other characteristics desired of the successful candidate

•	Select, contact, interview and evaluate candidates on the basis of experience and potential cultural fit with the client organization

•	Present confidential written reports on the candidates who potentially fit the position specification

•	Schedule a mutually convenient meeting between the client and each candidate

•	Complete references on the final candidate selected by the client

•	Assist the client in structuring the compensation package and supporting the successful candidate’s integration into the client team

Available Information

We maintain an Internet website at http://www.heidrick.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. We also post quarterly press releases on our financial results, investor presentations and other documents containing additional information related to our company on this site. Our Internet website and the information contained in or accessible from our website are for informational purposes only and are not incorporated into this annual report on Form 10-K.

Organization

Our organizational structure, which is arranged by geography and client services specialties, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for executive talent.

Geographic Structure.    We provide senior-level executive search and leadership consulting services to our clients worldwide through 51 offices in 26 countries. Major locations are managed by an Office Managing Partner, and staffed with consultants, associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

We also have affiliates in six countries. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees were $322,000 and $476,000 for the years ended December 31, 2005 and 2004, respectively.

Client Services.    Our market-facing activities are primarily structured around four groups: Board Search & Services, Target Accounts, Industry Practices and Functional Practices. The needs of each client are often served by one or more of these groups, as a combination of specialized skills are sometimes required to effectively serve the client.

•	Board Search & Services. Those consultants in our company who have the most extensive experience placing members of boards of directors and chief executive officers are part of this group. The services we perform for boards of directors and chief executive officers contribute substantially to our reputation.

•	Target Accounts. We identify our target accounts as: clients with whom we have a long-term, established relationship; companies experiencing significant change or growth; and emerging clients we believe to have increased revenue potential. We believe it is valuable to both our company and our major clients to focus on serving these clients with an integrated services approach. Each target account is managed by an account leader who has overall responsibility for drawing on the proper resources and skill sets within our company to serve that particular client’s functional executive talent, global management requirements and leadership needs.

•	Industry Practices. We report and operate our executive search business in seven broad industry categories: Financial Services, Industrial, Consumer, Technology, Health Care, Professional Services and Higher Education/Nonprofit. These industry categories and their relative sizes, as measured by net revenue for 2005, are as follows:

Industry Categories	Percentage of Net Revenue
Financial Services	31%
Industrial	19
Consumer	17
Technology	15
Health Care	8
Professional Services	8
Higher Education/Nonprofit	2

100%

Understanding the unique needs of each client—in terms of such factors as competitive landscape, business strategy and operations—is integral to providing quality service. Our functional and industry practice structure reflects the needs of our clients and our enhanced focus on certain market sectors. Certain practices are organized as global entities, while others have a regional or local focus, as follows:

Our Global Industry Practices are: Business & Professional Services; Financial Services; Industrial; Life Sciences; Private Equity & Venture Capital; and Technology.

Other Practices with a regional or local focus are: Diversity Services; Education/Nonprofit; Interim Executives; and Africa and Middle East.

Certain markets have a significant concentration of companies within particular industry sectors. For example, our Financial Services practice has its largest concentration of consultants in New York and London, two of the largest financial centers in the world. Each industry practice is coordinated by a Practice Managing Partner who facilitates the respective group’s marketing activities.

•	Functional Practices. Our executive search consultants also specialize in searches for specific “C-level” functional positions, which are roles that report directly to the chief executive officer. These include chief financial officers, chief information officers, chief legal officers, chief marketing officers and chief human resources officers. Our functional specialists have experience and maintain continuous awareness of candidate talent.

Our Global Functional Practices are: Board of Directors; Chief Executive Officer; Chief Information Officer; Chief Marketing Officer; Financial Officers; Human Resources; Legal; Real Estate; Research & Development; and Supply Chain.

Executive search consultants from each of our Client Services groups may work from any one of our offices around the world. For example, an executive search for a chief financial officer of an industrial company located in the United Kingdom may involve a consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in the United States with expertise in our Industrial practice and a third executive search consultant with expertise in chief financial officer recruiting. This same industrial client may also engage us to perform skill-based assessments for each of its senior managers, which could require the expertise of a professional trained in this service. If the client company is designated as a target account, all of our services will be coordinated by our account leader for that client.

Information by Geographic Segment

Americas.    As of December 31, 2005, we had 165 executive search consultants operating in our Americas segment, which includes the United States, Canada, Mexico and Latin America, principally Argentina, Brazil and Chile. Our Americas segment generated approximately 58% of our worldwide net revenue in 2005. The largest offices in this segment in terms of net revenue are located in New York, Chicago and Tysons Corner.

Europe.    As of December 31, 2005, we had 108 executive search consultants operating in 13 European countries. Our European segment generated approximately 32% of our worldwide net revenue in 2005. The United Kingdom, Germany and France produced the highest levels of net revenue in this segment.

Asia Pacific.    As of December 31, 2005, we had 42 executive search consultants operating in the Asia Pacific segment. This segment generated approximately 10% of our worldwide net revenue in 2005.

For financial information relating to each geographic segment, see Note 17, Segment Information, in the Notes to Consolidated Financial Statements.

Seasonality

Historically and as a percentage of total annual net revenue, the first and fourth quarters of the year are typically the lowest. On average, the variance between the highest and lowest net revenue quarters is approximately two percentage points. However, less discernable patterns have been evident in recent years.

Clients and Marketing

Our consultants market the firm’s executive search services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are supported by proprietary databases, which provide all our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completed assignments.

Either by agreement with clients or for client relationship purposes, executive search firms refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period of generally not more than one year from the commencement of a search. We seek to mitigate the adverse effects of these off-limits arrangements by strengthening our long-term relationships, allowing us to communicate our belief to prospective clients that we can conduct searches without these off-limit arrangements impeding the quality of our work.

No single client accounted for more than 3% of our net revenue in 2005, 2004 or 2003.

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

Professional Staff and Employees

Our executive search professionals are categorized either as consultants or associates. Associates assist consultants by conducting research, making initial contact with candidates in some instances and performing other administrative duties related to search. As of December 31, 2005, we had 1,286 full-time equivalent employees, of whom 315 were executive search consultants, 334 were associates and 637 were other search, support and corporate staff.

In each of the past five years, no single consultant accounted for a material portion of our net revenues. We most frequently recruit our consultants from other executive search firms or, on occasion, from the industries represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career, and who we train in our techniques and methodologies. We are not a party to any collective bargaining agreement, and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn/Ferry International, Russell Reynolds Associates, Inc. and Spencer Stuart & Associates. To a lesser extent, we also face competition from smaller boutique or specialty firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in the marketplace for effective consultants.

Overall, the search industry has relatively few barriers to entry. Higher barriers exist for global retained executive search firms like ours that focus primarily on conducting searches for senior-level positions. At this level, clients rely more heavily on a search firm’s reputation, global access and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our client services specialties and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms.

Competition in our leadership consulting services is highly fragmented, with no universally recognized market leaders.

EXECUTIVE OFFICERS

Our executive officers as of March 1, 2006 are as follows:

Name	Age	Position With Company
Thomas J. Friel	58	Chairman and Chief Executive Officer; Director

K. Steven Blake	41	Chief Legal Officer and Corporate Secretary

Bonnie W. Gwin	46	President, Americas

Eileen A. Kamerick	47	Chief Financial Officer

L. Kevin Kelly	40	President, Europe and Asia Pacific

Vincent C. Perro	52	Managing Partner, Leadership Consulting

Jeff R. Scherb	48	Chief Technology and Operations Officer

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 1, 2006:

Thomas J. Friel has been our Chairman and Chief Executive Officer since June 2003. Previously, Mr. Friel was Chairman of the Technology Practice, Chairman of the Leadership Consulting Services Group and a Vice Chairman of Heidrick & Struggles from October 2001 to June 2003. Prior to that, Mr. Friel was President of Heidrick & Struggles Ventures from 1999 to 2001. Mr. Friel previously served on our Board of Directors subsequent to our initial public offering in 1999 until 2002 when the Board transitioned to a majority of independent directors. Mr. Friel joined us in 1979.

K. Steven Blake has been our Chief Legal Officer and Corporate Secretary since July 2005. Previously, Mr. Blake was General Counsel of Aquion Partners, LP from 2001 to 2005. From 1998 to 2001, Mr. Blake was Associate General Counsel for General Electric Capital Corporation.

Bonnie W. Gwin has been our President, Americas since March 2005. Previously, Ms. Gwin was Regional Managing Partner, North America from January 2004 to March 2005; Managing Partner, Technology and Professional Services Practice from October 2002 to May 2004; Managing Partner, North American Operations from February 2003 to December 2003; Managing Partner, Chicago, Cleveland, and Toronto from October 2001 to October 2002; Office Managing Partner, Cleveland from January 2001 to October 2001; and Partner in Charge of our Software specialty practice from October 2000 to February 2001. Ms. Gwin joined us in 1997.

Eileen A. Kamerick has been our Chief Financial Officer since joining us in June 2004. Previously, Ms. Kamerick was Chief Financial Officer and Executive Vice President of Bcom3 Group, Inc. from 2001 to 2003 and Chief Financial Officer and Executive Vice President at United Stationers, Inc. from 2000 to 2001.

L. Kevin Kelly has been our President, Europe and Asia Pacific since March 2005. Previously, Mr. Kelly was Regional Managing Partner, Asia Pacific from September 2002 to March 2005, and Office Managing Partner, Tokyo from February 2002 to September 2002. Mr. Kelly joined us in 1997.

Vincent C. Perro has been our Global Managing Partner, Leadership Consulting since joining us in July 2004. Previously, Mr. Perro was head of Sibson Consulting from 2001 to 2004. From 2000 to 2002, when Nextera Enterprises owned Sibson Consulting, Mr. Perro was head of Sibson Consulting, President of Sibson International, Chief Operating Officer of Sibson Consulting as a Nextera Enterprises officer, and a member of the Nextera Enterprises Board of Directors. From 1987 to 2000, Mr. Perro held various positions with Sibson & Company, including Chairman of the Board, President of Sibson International, and Financial Services Practice Leader.

Jeff R. Scherb has been our Chief Technology and Operations Officer since January 2004. Previously, Mr. Scherb had been our Chief Information Officer since joining us in September 2002. Prior to that, Mr. Scherb was Senior Vice President and Chief Technology Officer of Tribune Company from 1996 to 2002. Mr. Scherb also was President of Tribune Interactive at Tribune Company from 1999 to 2000.

ITEM 1A. RISK FACTORS

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

Our success depends upon our ability to attract and retain consultants who possess the skills and experience necessary to fulfill our clients’ executive search needs. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications of our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified consultants, our business, financial condition and results of operations may suffer.

We may not be able to prevent our consultants from taking our clients with them to another firm.

Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases, one or two consultants have primary responsibility for a client relationship. When a consultant leaves one executive search firm and joins another, clients that have established relationships with the departing consultant may move their business to the consultant’s new employer. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant revenue loss from this potential client portability. If we fail to limit departing consultants from moving business to another employer, our business, financial condition and results of operations may be adversely affected.

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

Clients frequently require us to refrain from recruiting certain of their employees when conducting executive searches on behalf of other clients. These restrictions generally remain in effect for no more than one year following the commencement of an engagement. However, the specific duration and scope of the off-limits arrangements depend on the length of the client relationship, the frequency with which the client engages us to perform searches, the number of assignments we have performed for the client and the potential for future business with the client.

If a prospective client believes that we are overly restricted by these off-limits arrangements from recruiting the employees of our existing clients, these prospective clients may not engage us to perform their executive searches, and as a result, our business, financial condition and results of operations may suffer.

We face aggressive competition.

The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and with smaller specialty firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer blocking arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Finally, competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of net revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

We rely heavily on information management systems.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such plans may result in an acceleration of depreciation expense over the shortened expected remaining life of the software. In addition, if we experience any interruptions or loss in our information processing capabilities, our business, financial condition and results of operations may suffer.

We face the risk of liability in the services we perform.

We are exposed to potential claims with respect to the executive search process. The growth and development of our other leadership consulting services brings with it the potential for new types of claims. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or malpractice. In addition, candidates and client employees could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of the employment laws or malpractice. In various countries, we are subject to data protection laws impacting the processing of candidate information. We maintain professional liability insurance in amounts and coverage that we believe are adequate; however, we cannot guarantee that our insurance will cover all claims or that coverage will always be available. Significant uninsured liabilities could have a negative impact on our business, financial condition and results of operations.

Our multinational operations may be adversely affected by social, political, legal and economic risks.

We generate substantial revenue outside the United States. We offer our services through our offices in 26 countries around the world. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are often vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

We may not be able to align our cost structure with net revenue.

Over the last several years, we took steps to reduce our workforce, consolidate and close offices and reduce other expenses. Although our cost structure has improved in order to be consistently profitable, we must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure with net revenue could adversely affect our business, financial condition and results of operations.

Our net revenue may be affected by adverse economic conditions.

Although our net revenue increased in 2005, coinciding with signs of moderate worldwide economic growth, there can be no assurances that economic conditions will continue to improve or even remain stable. If economic conditions weaken, our business, financial condition and results of operations could suffer.

We may not be able to generate sufficient profits to realize our net deferred tax assets.

While we were profitable in 2005 and expect to be profitable in 2006 and beyond, there is no assurance that future taxable income in our U.S. and foreign operations will be sufficient to realize the benefit of certain deferred tax assets we could claim. We established valuation allowances for realizability of these deferred tax assets which are adjusted as facts and circumstances dictate. If after future assessments of the realizability of the deferred tax assets, we determine that a lesser or greater allowance is required, we would record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination. If we are unable to generate taxable income in the long-term, our business, financial condition, results of operations and cash flow could suffer.

We may experience impairment of our goodwill and other intangible assets.

Periodically, we perform assessments of the carrying value of our goodwill and other intangible assets. Current valuation estimates indicate that there has been no impairment of our goodwill or other intangible assets. Future events, however, including our financial performance and economic conditions, could cause these assets to become impaired in the future. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

Our ability to sublease or assign unused office space could affect our earnings and cash flows.

Beginning in 2001, we consolidated and closed offices in order to reduce costs. This left us with a significant amount of unused office space with respect to which we are still required to make lease payments. While the majority of the vacated properties have been sublet, at December 31, 2005, there was approximately 26 thousand square feet of unused real estate. The total remaining commitment related to these vacated properties that have not been sublet is $4 million, of which $2 million has been accrued at December 31, 2005, net of estimated sublease income. Inherent in these accruals are estimates concerning vacancy periods and sublease income. If we are unable to sublease or assign this unused office space within the estimated time frame, if we sublease or assign this office space for amounts less than we had anticipated or if one of our tenants default on a sublease, our business, financial condition, results of operations and cash flow could suffer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located in Chicago, Illinois. We have offices in major metropolitan areas in 26 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was approximately 742 thousand as of December 31, 2005. These office leases call for future minimum lease payments of $155.5 million and have terms that expire between 2006 and 2020, exclusive of renewal options that we can exercise. Approximately 165 thousand square feet of office space has been sublet to third parties. See Risk Factors included in Item 1 of this Form 10-K for further information concerning unused office space.

ITEM 3. LEGAL PROCEEDINGS

We have contingent liabilities from various pending claims and litigation matters arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Although our ultimate liability in these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998. The suit seeks damages, including between $59 million and $75 million, based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all claims made by Mt. Sinai. Mt Sinai has filed an appeal with respect to this decision. While there can be no assurance as to the outcome, we believe that the claims are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

Year Ended December 31, 2005	High	Low
First Quarter	$38.64	$30.59
Second Quarter	37.00	24.25
Third Quarter	34.00	25.81
Fourth Quarter	34.40	28.54

Year Ended December 31, 2004
First Quarter	$24.23	$19.72
Second Quarter	30.46	23.50
Third Quarter	30.24	22.87
Fourth Quarter	35.36	27.06

As of February 24, 2006, the last reported price on the Nasdaq National Market for our common stock was $35.64 per share and there were approximately 156 stockholders of record of the common stock.

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

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended December 31, 2005. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Oct. 1, 2005 – Oct. 31, 2005	—	—	—	$50,000,000
Nov. 1, 2005 – Nov. 30, 2005	99,000	$33.02	99,000	46,731,142
Dec. 1, 2005 – Dec. 31, 2005	194,626	32.85	194,626	40,338,184

Total	293,626		293,626

On September 16, 2005, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price up to $50 million.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are derived from the audited historical consolidated financial statements which are included elsewhere in this Form 10-K. The data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from audited historical consolidated financial statements that are not included in this report. The data set forth are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2005		2004		2003	2002		2001
	(in thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$412,297		$375,432		$317,934	$350,712		$455,534
Reimbursements	20,553		22,744		22,683	26,133		32,065

Total revenue	432,850		398,176		340,617	376,845		487,599
Operating expenses:
Salaries and employee benefits	273,949		251,186		223,537	242,330		302,792
General and administrative expenses	94,369		96,533		87,250	106,913		157,404
Reimbursed expenses	20,553		21,247		22,683	26,133		32,065
Restructuring charges	22,493	(1)	550	(1)	29,443 (1)	48,532	(1)	53,230	(1)

Total operating expenses	411,364		369,516		362,913	423,908		545,491

Operating income (loss)	21,486		28,660		(22,296)	(47,063)		(57,892)
Non-operating income (expense):
Interest income	5,951		2,588		1,687	2,018		5,523
Interest expense	(379)		(197)		(166)	(210)		(166)
Net realized and unrealized gains (losses) on equity and warrant portfolio	(19	)(2)	57,072	(2)	673 (2)	(1,325	)(2)	(3,703	)(2)
Write-down of long-term investments	—		—		—	(5,000	)(4)	(14,760	)(4)
Other, net	1,443		(1,024)		(1,722)	(73)		(517)

Net non-operating income (expense)	6,996		58,439		472	(4,590)		(13,623)

Income (loss) before income taxes and cumulative effect of accounting change	28,482		87,099		(21,824)	(51,653)		(71,515)
Provision for (benefit from) income taxes	(10,736	)(3)	4,791	(3)	58,844 (3)	(11,491)		(24,094)

Income (loss) before cumulative effect of accounting change	39,218		82,308		(80,668)	(40,162)		(47,421)
Cumulative effect of accounting change, net of tax	—		—		—	—		4,494	(5)

Net income (loss)	$39,218		$82,308		$(80,668)	$(40,162)		$(42,927)

Basic earnings (loss) per common share	$2.08		$4.35		$(4.43)	$(2.22)		$(2.28)
Basic weighted average common shares outstanding	18,898		18,941		18,217	18,107		18,839
Diluted earnings (loss) per common share	$1.98		$4.11		$(4.43)	$(2.22)		$(2.28)
Diluted weighted average common shares outstanding	19,761		20,012		18,217	18,107		18,839

Balance Sheet Data (at end of period):
Working capital	$159,964		$150,198		$65,211	$84,276		$92,786
Total assets	410,922		421,284		304,430	367,835		411,106
Long-term debt, less current maturities	—		—		26	294		1,959
Stockholders’ equity	237,485		216,126		126,209	199,711		229,591

Other Operating Data:
Average number of consultants during the period	307		299		328	391		507

Notes to Selected Financial Data:

(1)	In 2001, following a dramatic change in the market for executive search services, we began the restructuring of our business to better align costs with expected net revenue levels. These initiatives related to reductions in our workforce, consolidation and closing of offices, goodwill and intangible asset write-offs and, in 2001, the settlement of a former Chief Executive Officer’s contract upon his retirement. For the years ended 2005, 2004, 2003, 2002 and 2001, we recorded restructuring charges of $22.5 million, $0.6 million, $29.4 million, $48.5 million and $53.2 million, respectively. See Note 13, Restructuring Charges, in the Notes to Consolidated Financial Statements.

(2)	In 2005, we recognized a realized gain of $1.0 million related to the equity and warrant portfolio, net of the consultants’ share of the gain and other costs. In 2004, we recognized a realized gain of $57.0 million related to the equity and warrant portfolio, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google Inc. See Note 14, Significant Warrant Monetization, in the Notes to the Consolidated Financial Statements. In 2003, 2002, and 2001, we recorded realized gains related to the equity and warrant portfolio, net of the consultants’ share of the gain and other costs, of $0.7 million, $1.6 million, and $1.0 million, respectively.

In 2005, we recorded unrealized losses related to the equity and warrant portfolio of $1.0 million, net of the consultants’ share of the losses and other costs. In 2004 and 2003, the unrealized losses related to the equity and warrant portfolio, net of the consultants’ share of the losses and other costs, were less than $0.1 million. In 2002 and 2001, we recorded unrealized losses related to the equity and warrant portfolio, net of the consultants’ share of the losses and other costs, of $3.0 million and $4.7 million, respectively. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

(3)	The 2003 income tax provision includes a non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, to provide a full valuation allowance against the net deferred tax assets for the U.S. and foreign operations which comprise the U.S. income tax entity. In 2004 and again in 2005 we determined that a lesser valuation allowance was required relating to certain deferred tax assets in the U.S. and recorded reductions to the valuation allowance of $28.5 million and $24.6 million, respectively. See Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.

(4)	During 2002, we wrote-down our remaining investment in the ETF Group, incurring a non-cash charge of $5.0 million. During 2001, we recorded a non-cash charge of $14.8 million to write down our investments in Silicon Valley Internet Capital (“SVIC”) and ETF Group.

(5)	We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. The warrants are recorded at fair value. Some of the warrants in our portfolio meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. In accordance with SFAS No. 133, subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statement of Operations rather than as a component of accumulated other comprehensive income. We adopted SFAS No. 133 on January 1, 2001. As a result, in 2001, we recorded a transition adjustment to income of $4.5 million, net of the consultants’ share of the gain, other costs, and taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the timing of any deferred tax asset valuation allowance reversals; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1 of this Form 10-K. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a premier provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of personnel for their executive management and board positions. In addition to executive search, we provide a range of leadership consulting services, including succession planning, executive development and top team effectiveness. We provide our services to a broad range of clients through the expertise of 315 consultants located in 26 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our company and our shareholders. Consultants are rewarded for individual performance based on a system that directly ties compensation to the amount of net revenue for which the consultant is responsible for generating and delivering. Actual compensation is adjusted, up or down, based on our annual performance against company-wide and regional profitability targets approved by the Compensation Committee of the Board of Directors. Each quarter, we evaluate the expected annual performance of the consultants, the respective region and the company as a whole. As annualized performance estimates are revised each quarter, compensation accruals are adjusted in each region. As a result, the variable portion of compensation expense may fluctuate significantly from quarter to quarter.

In 2005, we adopted a new compensation policy in order to better align consultants’ interests with those of the shareholders and increase consultant share ownership. Under the new policy, 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonuses are earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun on January 1, 2005 as bonuses are earned through the final vesting date three years from the date of grant. As allowed under the new policy, senior management has elected to receive 20% of their bonuses in the form of restricted stock units.

2005 Overview

In the first quarter of 2005, we consolidated the management teams of our North America and Latin America operations and created the position of the President of the Americas. In doing so, we created a new combined Americas region. Consistent with this management change, segment information for prior periods has been reclassified to conform to the current segment classifications.

We now operate our executive search and leadership consulting services in three geographic regions: the Americas, which includes the United States, Canada, Mexico and Latin America; Europe, which includes the Middle East and Africa; and Asia Pacific.

Consistent with the changes in our reportable segments, we announced the promotion of Bonnie W. Gwin to President of the Americas. Also, in the first quarter of 2005, we announced the promotion of L. Kevin Kelly to President of Europe. Mr. Kelly also remains in his role as President of Asia Pacific.

In the first quarter of 2005, we announced that we expected to record restructuring charges beginning in the second quarter of 2005 in connection with initiatives to improve operating margin in order to improve our cost structure, principally in Europe. During 2005, we recorded restructuring charges of $22.5 million. The charges include severance and other employee-related costs of $14.1 million related to reductions in workforce, primarily in Europe, and costs related to the consolidation of office space of $8.4 million. Included in this net charge was the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated sublease for one of our search offices.

In 2005, the search industry continued to show moderate signs of recovery which favorably affected the demand for our services. The recovery in Europe was not as strong as in other regions of the world. Consolidated net revenue increased 9.8%, or $36.9 million in 2005, compared to 2004. Double-digit increases were reported in the Americas and Asia Pacific while Europe reported an increase of approximately 4%. All of our industry groups experienced increases in net revenue with the exception of the Health Care industry group, which experienced a modest decline. Consultant productivity increased as executive search revenue per consultant increased 6%, to $1.3 million in 2005, compared to $1.2 million in 2004.

As a percent of net revenue, salary and employee benefits expense decreased to 66.4% in 2005 from 66.9% in 2004. General and administrative expenses were 22.9% of net revenue in 2005 compared to 25.7% in 2004.

We recorded an income tax benefit in 2005 of $10.7 million despite having income before income taxes of $28.5 million. The income tax benefit reflects a significant reversal of the U.S. valuation allowance against net deferred tax assets.

We ended the year with a cash and short-term investment balance of $203.7 million, a decrease of $19.1 million, compared to $222.8 million (including $124.3 million of auction rate securities) at December 31, 2004. This decrease is primarily the result of the net repurchases of our common stock, a deferred compensation payment, and payments related to the restructuring charges offset by increased cash flows from operations. The deferred compensation payment was made to our Chief Executive Officer, Thomas J. Friel, representing his share of the net proceeds from the September 2004 monetization of our Google warrants. See Note 14, Significant Warrant Monetization, in the Notes to Consolidated Financial Statements.

2006 Outlook

As we look forward to 2006, we believe that the improved cost structure we established in 2005, as well as the growth initiatives we are currently executing, will allow us to achieve more profitable growth going forward. We have already begun to strategically invest in hiring and training new consultants and will continue that effort into 2006, with a goal to grow our current consultant base by 10% in 2006. In 2006, we also expect further leverage of our fixed costs.

Results of Operations

We operate our executive search and complementary leadership consulting services in three geographic regions: the Americas, Europe, and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and therefore are not included in the net revenue by geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflects our core operations.

The following table summarizes the results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	$412,297	$375,432	$317,934
Reimbursements	20,553	22,744	22,683

Total revenue	432,850	398,176	340,617
Operating expenses:
Salaries and employee benefits	273,949	251,186	223,537
General and administrative expenses	94,369	96,533	87,250
Reimbursed expenses	20,553	21,247	22,683
Restructuring charges	22,493	550	29,443

Total operating expenses	411,364	369,516	362,913

Operating income (loss)	21,486	28,660	(22,296)
Net non-operating income	6,996	58,439	472

Income (loss) before income taxes	28,482	87,099	(21,824)
Provision for (benefit from) income taxes	(10,736)	4,791	58,844

Net income (loss)	$39,218	$82,308	$(80,668)

The following table sets forth, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2005	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	5.0	6.1	7.1

Total revenue	105.0	106.1	107.1
Operating expenses:
Salaries and employee benefits	66.4	66.9	70.3
General and administrative expenses	22.9	25.7	27.4
Reimbursed expenses	5.0	5.7	7.1
Restructuring charges	5.5	0.1	9.3

Total operating expenses	99.8	98.4	114.1

Operating income (loss)	5.2	7.6	(7.0)
Net non-operating income (expense)	1.7	15.6	0.1

Income (loss) before income taxes	6.9	23.2	(6.9)
Provision for (benefit from) income taxes	(2.6)	1.3	18.5

Net income (loss)	9.5%	21.9%	(25.4)%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

2005 Compared to 2004

Total revenue.    Consolidated total revenue increased $34.7 million, or 8.7%, to $432.9 million in 2005 from $398.2 million in 2004. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $36.9 million, or 9.8%, to $412.3 million in 2005 from $375.4 million in 2004. Net revenue increased across all regions in 2005. All of our industry groups experienced increases in net revenue, with the exception of the Health Care practice which had a modest decline. In 2005, the number of confirmed executive searches increased 3% to 4,077 from 3,975 in 2004. We believe this increase reflects the impact of moderate economic improvement in the global economy and our success in winning business. The positive impact of exchange rate fluctuations was less than one percentage point.

Net revenue in the Americas was $238.6 million in 2005, an increase of $24.2 million, or 11.3%, from $214.4 million in 2004. All of our industry groups experienced increases in net revenue, with the exception of the Health Care practice. Excluding a positive impact of $1.7 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, net revenue in the Americas increased approximately 10% compared to 2004. Net revenue in Europe was $134.3 million in 2005, an increase of $5.0 million, or 3.8%, from $129.3 million in 2004. All of the industry groups experienced increases in net revenue, with the exception of the Consumer and Higher Education/Nonprofit groups which had modest declines. The positive impact of exchange rate fluctuations was less than one percentage point. In Asia Pacific, net revenue was $39.4 million in 2005, an increase of $7.7 million, or 24.5%, from $31.7 million in 2004. Net revenue increased across all groups in 2005, with the exception of the Professional Services and Higher Education/Nonprofit industry groups. Excluding a positive impact of $0.6 million due to exchange rate fluctuations, Asia Pacific’s net revenue increased approximately 22% compared to 2004.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $22.7 million, or 9.1%, to $273.9 million in 2005 from $251.2 million in 2004. Fixed salaries and employee benefits increased $11.8 million and performance-related compensation expense increased $10.9 million. The increase in fixed salaries and employee benefits expense of $11.8 million was primarily attributable to a 3% increase in average consultant headcount year over year. Also, fixed stock-based compensation expense was higher by $8.5 million in 2005 as compared to 2004 primarily as a result of the restricted stock units granted in the first quarter of 2005. The net expense related to our German pension plan decreased $2.1 million in 2005. See Note 9, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements.

Performance-related compensation expense increased $10.9 million in 2005 compared to 2004 primarily as a result of increased net revenue. We adopted a new compensation policy in 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun on January 1, 2005 as bonuses are earned through the final vesting date three years from the date of grant. This resulted in a deferral of $6.1 million of compensation expense from 2005 bonus awards as compared to 2004, during which 100% of the annual bonus was being recognized in that fiscal year as it was paid entirely in cash.

Excluding a negative impact of $1.4 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated salaries and employee benefits increased approximately 9% in 2005 compared to 2004.

As a percentage of net revenue, salaries and employee benefits expense was 66.4% in 2005, compared to 66.9% in 2004.

General and administrative expenses.    Consolidated general and administrative expenses decreased $2.1 million, or 2.2%, to $94.4 million in 2005 from $96.5 million in 2004. An increase of $5.1 million in operating expenses associated with higher net revenue levels and discretionary spending related to marketing and business development activities was offset by certain expenses recorded in 2004 that did not recur in 2005. Among these items are the costs associated with the our worldwide partners meeting that was held in 2004. Also, we recorded $1.3 million of legal settlement costs in 2004, of which $0.5 million was later determined to be covered by our insurance carrier and reimbursed to us in 2005. In addition, bad debt expense was $0.8 million in 2005 compared to a net reduction in expense of $0.7 million in 2004 resulting in a net increase of $1.5 million year over year. The net reduction in bad debt expense in 2004 is related to an adjustment recorded to the allowance for doubtful accounts based on favorable collection experience. Depreciation expense decreased $1.9 million in 2005 along with a decrease of $2.7 million of other infrastructure costs. The negative impact of exchange rate fluctuations on general and administrative expenses was less than one percentage point.

As a percentage of net revenue, general and administrative expenses decreased to 22.9% in 2005 from 25.7% in 2004.

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

We have accounted for this as a change in accounting estimate. This change in accounting estimate did not have a significant impact on our 2005 results of operations and is not expected to have a significant impact on our results of operations in future periods.

Restructuring charges.    During 2005, we recorded restructuring charges of $22.5 million. These initiatives focused primarily on Europe and included charges of $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants. Included in the office related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. By segment, the restructuring charges recorded in 2005 are $1.1 million in the Americas, $19.3 million in Europe and $2.1 million in Corporate.

During the fourth quarter of 2004, we adjusted our restructuring accruals and recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance-related restructuring accruals.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at December 31, 2005 will be $6.3 million. The remaining accrued restructuring charges of $12.3 million are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

Operating income.    Our consolidated operating income was $21.5 million in 2005 compared to $28.7 million in 2004. The following table summarizes our consolidated operating income for the years ended December 31, 2005 and 2004, respectively:

Operating income (loss):	2005	2004	Change
	(in millions)
Total regions	$68.4	$56.8	$11.6
Corporate	(24.4)	(27.6)	3.2

Operating income before restructuring charges	44.0	29.2	14.8
Restructuring charges	(22.5)	(0.6)	(21.9)

Consolidated operating income	$21.5	$28.7	$(7.2)

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The decrease in the consolidated operating income was primarily due to improved net revenue and profitability in the geographic regions offset by increased restructuring charges.

In the Americas, operating income in 2005 increased $3.5 million to $50.4 million from $46.9 million in 2004. As net revenue increased by $24.2 million, salaries and employee benefits expense increased by $16.7 million. Fixed salaries and employee benefits expense increased by $12.7 million primarily as a result of higher stock-based compensation expense related to restricted stock units granted in the first quarter of 2005. Performance-related compensation expense increased $4.0 million primarily as a result of increased net revenue. In addition, we adopted a new compensation policy in 2005 whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonuses are earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun on January 1, 2005 as bonuses are earned through the final vesting date three years from the date of grant. This resulted in a $4.1 million reduction in compensation expense in 2005 as compared to 2004, during which 100% of the annual bonus expense was being recognized in that fiscal year. The increase in general and administrative expenses of $4.0 million is a result of higher discretionary spending of $3.7 million offset by a $1.5 million of lower infrastructure expenses. In addition, bad debt expense was $0.7 million in 2005 compared to a net reduction in expense of $1.1 million in 2004 resulting in a net increase of $1.8 million year over year. The net reduction in bad debt expense in 2004 is related to an adjustment recorded to the allowance for doubtful accounts based on favorable collection experience.

In Europe, operating income was $7.6 million in 2005 compared to $3.6 million in 2004. The increase in net revenue of $5.0 million, lower general and administrative expenses of $1.8 million, and lower fixed salaries and employee benefits expense of $3.1 million, were offset by an increase of $5.8 million of performance-related compensation. General and administrative expenses were lower by $1.8 million in 2005 primarily as a result of $1.3 million of legal settlement costs relating to a claim arising from certain professional services provided by one of our consultants to a client that was recorded in 2005, of which $0.5 million was later determined to be covered by our insurance carrier and reimbursed to us in 2005.

In Asia Pacific, operating income in 2005 was $10.4 million, an increase of $4.1 million, compared to $6.3 million in 2004. The increase in net revenue of $7.7 million was partially offset by increases of $3.2 million of salaries and employee benefits expense and $0.4 million of general and administrative expenses.

Corporate expenses decreased $3.2 million, or 11.4%, to $24.4 million in 2005 from $27.6 million in 2004. The decrease in corporate expenses was primarily due to lower general and administrative expenses including $1.4 million of lower infrastructure expenses and costs related to the our worldwide partner meeting that was held in 2004 but did not recur in 2005.

Restructuring charges were $22.5 million and $0.6 million in 2005 and 2004, respectively. The restructuring charges are explained in the preceding section captioned, Restructuring charges.

Net non-operating income.    Net non-operating income was $7.0 million in 2005, compared to $58.4 million in 2004.

Interest income in 2005 increased $3.4 million to $6.0 million primarily due to higher cash balances and higher investment returns on the invested cash.

During 2005, we recognized $1.0 million of realized gains and $1.0 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During 2004, we recognized a realized gain of $57.0 million, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio, including $56.8 million related to the monetization of our shares of common stock of Google. For further information on this monetization, see Note 14, Significant Warrant Monetization, in the Notes to Consolidated Financial Statements

Net other non-operating income was $1.4 million in 2005, compared to net other non-operating expense of $1.0 million in 2004. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes.    In 2005, we reported income before taxes of $28.5 million and recorded an income tax benefit of $10.7 million. The effective tax benefit rate for 2005, including discrete items was 37.7%, which is significantly lower than the statutory rate. The effective tax rate before discrete items of 22.1% was lower than the statutory rate because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, significantly reducing federal and state income tax provision for the current year. Also, the total annual effective tax benefit rate was substantially impacted by additional discrete reversals of portions of the tax valuation allowance established in 2003 against net deferred tax assets. In recent years, we began generating pre-tax book income on a consistent basis and expect to continue to do so. Under SFAS No. 109, “Accounting for Income Taxes,” a company must continually evaluate the need for a valuation allowance and reduce the allowance when it is more likely than not that some or all of the associated benefits of the deferred tax assets will be utilized. In 2005, we concluded it was more likely than not that a majority of our U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance on our U.S. deferred tax assets.

In 2004, as a result of a significant warrant monetization in the third quarter of 2004, we determined that a lesser valuation allowance was required relating to our net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in 2004 and recorded a $28.5 million reduction to the income tax expense and the valuation allowance.

In 2004, the effective tax rate was 5.5%, which is significantly lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in 2004 and the utilization of net operating loss and capital loss carryforwards.

2004 Compared to 2003

Total revenue.    Consolidated total revenue increased $57.6 million, or 16.9%, to $398.2 million in 2004 from $340.6 million in 2003. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $57.5 million, or 18.1%, to $375.4 million in 2004 from $317.9 million in 2003. Net revenue increased across all regions in 2004. All of our industry groups experienced increases in net revenue, with the exception of the Industrial and Higher Education/Nonprofit groups which had modest declines. In 2004, the number of confirmed executive searches increased 6% to 3,975 from 3,757 in 2003. We believe this increase reflects the impact of the continuing economic improvement in the global economy and our success in winning business. Excluding the $13.9 million positive impact of exchange rate fluctuations, which management believes provides a better comparison of operational performance, net revenue increased approximately 14%.

Net revenue in the Americas was $214.4 million in 2004, an increase of $31.2 million, or 17.0%, from $183.2 million in 2003. All of our industry groups experienced increases in net revenue, with the exception of the Higher Education/Nonprofit and Professional Services groups. Net revenue in Europe was $129.3 million in 2004, an increase of $16.3 million, or 14.4%, from $113.0 million in 2003. All of the industry groups experienced increases in net revenue, with the exception of Industrial and Technology groups which had modest declines. Excluding a positive impact of $12.0 million due to exchange rate fluctuations, Europe’s net revenue increased by approximately 4% from 2003. In Asia Pacific, net revenue was $31.7 million in 2004, an increase of $10.1 million, or 46.7%, from $21.6 million in 2003. Net revenue increased across all groups in 2004. Excluding a positive impact of $1.6 million due to exchange rate fluctuations, Asia Pacific’s net revenue increased approximately 39% compared to 2003.

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

In 2003, we recorded restructuring charges of $29.4 million. The charges include severance and other employee-related costs of $3.9 million related to reductions in workforce, primarily in Europe, expense of $22.2 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges and $3.3 million of expense for goodwill and other intangible impairment, related primarily to a wholly-owned subsidiary in Finland which was converted to a licensee. The accruals for excess real estate were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. The restructuring charges by segment are as follows: the Americas $7.0 million, Europe $22.1 million, and Corporate $0.3 million. Of the $29.4 million of restructuring charges recorded in 2003, approximately $25.8 million represents cash charges.

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

In the Americas, operating income in 2004 increased $10.0 million to $46.9 million from $36.9 million in 2003. The increase of $31.2 million in the Americas’ net revenue, lower fixed salaries and employee benefits expense of $4.9 million and lower bad debt expense of $0.5 million was partially offset by increases of $25.7 million in performance-related compensation and $0.9 million in general and administrative expenses.

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

Net non-operating income (expense).    The following table presents the components of our net non-operating income (expense) for 2004 and 2003, respectively:

Non-operating income (expense):	2004	2003	Change
	(in millions)
Interest income	$2.6	$1.7	$0.9
Interest expense	(0.2)	(0.2)	—
Realized and unrealized gains (losses) on equity and warrant portfolio net of the consultants’ share of the gains (losses):
Realized gains on investments	57.0	0.7	56.3
Unrealized losses on derivative instruments	—	—	—

Net realized and unrealized gains	57.1	0.7	56.4

Other, net	(1.0)	(1.7)	0.7

Net non-operating income	$58.4	$0.5	$58.0

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

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

As a result of a significant warrant monetization in the third quarter of 2004, we generated income in 2004 for U.S. income tax purposes. Accordingly, we determined that a lesser valuation allowance is required related to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in 2004 and recorded a $28.5 million reduction to the income tax expense and the valuation allowance.

In 2004, the effective tax rate was 5.5%, which is significantly lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that will be available for carryback to recover taxes paid in 2004 and the utilization of net operating loss and capital loss carryforwards.

Liquidity and Capital Resources

General.    We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed line of credit will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges. We historically have paid a portion of our bonuses in December and the remainder in March. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

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

Pursuant to the terms of our compensation policy with respect to warrants then in effect, 55% of the net proceeds from these sales of shares of common stock of Google was payable to our consultants involved with the search in the month following the monetization. Our current Chief Executive Officer, Thomas J. Friel, was a member of this search team and received 25% of the consultants’ team share. Mr. Friel elected to defer receipt of his share of the net proceeds until June 2005 under an existing deferred compensation plan. The remaining 75% of the consultants’ team share of the net proceeds, approximately $53.1 million, was paid in October 2004.

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

Lines of credit.    In December 2003, we entered into a $60.0 million committed revolving credit facility (“the Facility”). The Facility replaced a $50.0 million committed revolving credit facility and a $5.0 million uncommitted credit facility. Under this Facility, we may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Facility has financial tests that we must meet or exceed relating to:

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

In March 2004, we amended the Facility to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.

There were no borrowings outstanding under the lines of credit existing at December 31, 2005 or December 31, 2004, nor were there any borrowings during the years ended December 31, 2005 and 2004, respectively, under the then existing lines of credit. At December 31, 2005, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash, cash equivalents and short-term investments.    Cash, cash equivalents and short-term investments at December 31, 2005 were $203.7 million, a decrease of $19.1 million, compared to $222.8 million at December 31, 2004. Included in these amounts are $119.5 million and $25.9 million of commercial paper at December 31, 2005 and 2004, respectively.

Auction rate securities in the amount of $124.3 million have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 Consolidated Balance Sheet to conform to the fiscal 2005 presentation. Accordingly, the Consolidated Statement of Cash Flows for 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows. In addition, this change in classification does not affect the financial covenants of the Facility.

Cash from operating activities.    In 2005, cash provided by operating activities was $33.4 million, principally reflecting our net income adjusted for non-cash charges, partially offset by payments related to the restructuring charges and income taxes.

In 2004, cash provided by operating activities was $25.7 million, primarily as a result of our net income adjusted for non-cash charges, offset by payments related to the restructuring charges.

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

Cash from investing activities.    Cash provided by investing activities was $102.0 million in 2005 primarily as a result of the net proceeds from the sale of short-term investments partially offset by payments to consultants related to sales of equity securities. During the second quarter of 2005, we paid $17.6 million of deferred compensation to our current Chief Executive Officer, Thomas J. Friel, representing his share of the net proceeds from the September 2004 monetization of our Google warrants. Mr. Friel’s share of the net proceeds is related to his work as an executive search consultant in 2001, prior to the time he was appointed our Chief Executive Officer. Cash used in investing activities was $15.7 million in 2004 primarily as a result of the net proceeds of $128.8 million from the sale of our shares of common stock of Google offset by the portion of the consultants’ share of the gain which was paid in 2004 and the net purchases of short-term investments. Cash used in investing activities was $21.0 million in 2003 primarily as a result of the net purchases of short-term investments.

Capital expenditures were $6.1 million, $6.0 million and $5.8 million in 2005, 2004 and 2003, respectively. Capital expenditures were primarily for computer equipment and software. We anticipate that our capital expenditures for 2006 will be approximately $6 million to $8 million.

During 2005, 2004 and 2003, the amount of cash received from the sale of equity securities related to our warrant program, net of the consultants’ share of the gain and other costs, was $1.3 million, $74.3 million and $0.7 million, respectively. A portion of the consultants’ share of the gain related to the sale of equity securities in 2004, $17.6 million, was paid in 2005.

Cash from financing activities.    Cash used in financing activities in 2005 was $27.6 as a result of the repurchase of our common stock partially offset by proceeds from stock options exercised during the period. Cash from financing activities was $5.5 million in 2004, primarily the result of proceeds from the exercise of stock options offset by repurchases of our common stock. The cash used in financing activities in 2003 was $2.0 million primarily for repurchases of our common stock and payments on debt related to acquisitions of executive search firms.

The repurchases of our common stock in 2003 was made in accordance with the March 6, 2001 Board of Directors’ authorization for management to repurchase up to an aggregate of 2 million shares of our common stock with an aggregate purchase price up to $100 million through March 5, 2003. From February 25, 2003 through March 5, 2003, we repurchased 288,000 shares of common stock for $3.2 million.

On May 22, 2003, our Board of Directors authorized management to repurchase up to an aggregate of 1 million shares of our common stock with an aggregate purchase price up to $20 million through May 21, 2005. No purchases of our common stock were made under this authorization.

On October 22, 2004, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $30 million. Also at that time, the previous authorization to purchase up to $20 million through May 21, 2005 was cancelled. We have purchased 1,115,375 shares of our common stock for $30.0 million under the October 2004 authorization which was completed during the second quarter of 2005.

On September 16, 2005, our Board of Directors authorized the Company to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as market conditions warrant, to purchase shares of our common stock on the open market or in negotiated block trades. No time limit has been set for completion of this program. Through December 31, 2005, we have purchased 293,626 shares of our common stock for $9.7 million under the September 2005 authorization.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2005 and the expected timing of cash payments related to these contractual obligations:

	Payments due for the years ended December 31,
Contractual obligations:	Total	2006	2007 and 2008	2009 and 2010	Thereafter
	(in millions)
Office space and equipment lease obligations (1)	$156.8	$27.8	$47.9	$35.5	$45.6
Accrued restructuring charges—severance (2)	2.9	2.6	0.3	—	—
Asset retirement obligations (3)	1.4	—	0.3	1.1	—

Total	$161.1	$30.4	$48.5	$36.6	$45.6

(1)	See Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 13, Restructuring Charges, in the Notes to Consolidated Financial Statements for additional information.

(3)	Represents the fair value of the obligation associated with a retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition. The obligation is recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2005. The obligations related to these employee benefit plans are described in Note 8, Employee Benefit Plans, and Note 9, Pension Plan and Life Insurance Contract. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table.

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

Accruals related to the consolidation and closing of offices recorded as part of our restructuring charges.    In 2001, we began the restructuring of our business to better align costs with expected net revenue levels. These initiatives included the consolidation and closing of offices where we had long-term leases. At the time of the office closings and consolidations, we accrued the estimated costs associated with these actions. For initiatives which were announced prior to January 1, 2003, the accruals were established in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For cost reduction initiatives announced after December 31, 2002, the accruals were established in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Inherent in these accruals are estimates concerning vacancy periods, expected sublease income, and costs to terminate the leases. These accruals are periodically updated to reflect information concerning the commercial real estate markets in which the offices are located. During 2003, we recorded $22.2 million of restructuring charges to increase accruals for leased properties that had been identified as excess in previous office consolidation charges. During 2004, we recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance related restructuring accruals. During 2005, we recorded restructuring charges of $22.5 million, which include $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. Included in the office related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. We believe that the accounting estimate related to accruals for the consolidation and closing of offices is a critical accounting estimate because it is highly susceptible to changes in the commercial real estate markets and the local regional economic factors where this leased office space is located.

Income taxes.    Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in our U.S. and foreign operations during the periods in which those temporary differences become deductible.

While we expect to be profitable in 2006 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of the deferred tax assets. If after future assessments of the realizability of the deferred tax assets, we determine a lesser allowance is required, we would record a reduction to the income tax expense and the valuation allowance in the period of such determination.

We believe that the accounting estimate related to our income tax provision, deferred tax assets and liabilities and income taxes payable and recoverable is a critical accounting estimate because it is highly susceptible to our ability to generate taxable income in our U.S. and foreign operations in future years and to adequately provide for potential income tax-related liabilities.

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

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB No. 25 and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB No. 25, which the Company is currently using.

Under SFAS No. 123R, we have the option of adopting the new requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, however this method also allows us to restate prior period financial statements based on the pro forma disclosures made in accordance with SFAS No. 123. We will adopt SFAS No. 123R using the modified prospective method as of January 1, 2006, the required effective date for calendar year companies.

Additionally, the new standard requires companies to measure the fair value of its options using either a Black-Scholes option pricing model or a more complex binomial, or “lattice” model. Based on our evaluation of acceptable models available to value its options as well as the type and number of stock options we anticipate granting in the future, we have elected to continue using the Black-Scholes model to value our options.

SFAS No. 123R requires companies who previously had a policy of recognizing the effects of forfeitures associated stock-based awards as they occurred to begin estimating forfeitures as awards are granted and make adjustments to those estimates based on actual results. We will begin estimating forfeitures for all new awards granted after adoption of SFAS No. 123R. Additionally, we previously did not estimate forfeitures for our stock-based awards. We will be required to make an estimate of forfeitures for any previously granted unvested awards in which we recognized compensation expense prior to adoption of SFAS No. 123R and in 2006, will record a cumulative effect of change in accounting principle, which is not expected to be material.

SFAS No. 123R includes several modifications to the way that income taxes are recorded in the financial statements. Additionally, SFAS No. 123R requires companies to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow instead of an operating cash flow as required under the current accounting literature. This requirement will result in a reduction of net operating cash flows and an increase in net financing cash flows in periods subsequent to the our adoption of SFAS No. 123R. The impact on our future cash flows cannot be estimated since it is dependent upon when employees exercise their options.

Under SFAS No. 123R, we will elect to recognize compensation expense for all share-based awards with service periods beginning subsequent to the adoption of SFAS No. 123R on a straight-line basis over the service period of the award. We expect that the adoption of SFAS No. 123R on January 1, 2006, will have a material effect on our financial statements, primarily from the inclusion of stock option expense not required to be recognized under previous accounting literature, resulting in a reduction of 2006 net earnings of approximately $1.9 million. See Note 10, Stock-Based Compensation, in the Notes to Consolidated Financial Statements, for additional information regarding the Company’s stock-based compensation plans.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. We will incorporate the additional guidance included in SAB No. 107 in conjunction with our adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods rather than a cumulative adjustment in the current period. This same treatment is required for new accounting pronouncements that do not include specific transition provisions. SFAS No. 154 does not change the APB Opinion 20 guidance of accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods. We will adopt the provisions of SFAS No. 154 beginning January 1, 2006, the required effective date.

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2005 and 2004. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2005						2004
	March 31	June 30	Sept. 30		Dec. 31		March 31	June 30	Sept. 30		Dec. 31
Revenue before reimbursements (net revenue)	$98,582	$103,373	$109,605		$100,737		$87,229	$97,926	$91,607		$98,670
Operating income (loss) before restructuring charges	6,381	13,019	14,528		10,051		5,113	8,603	8,196		7,298
Restructuring charges	—	20,837 (2)	1,580	(2)	76	(2)	—	—	—		550	(1)
Operating income (loss)	6,381	(7,818)	12,948		9,975		5,113	8,603	8,196		6,748
Income (loss) before income taxes	7,642	(6,077)	14,938		11,979		5,161	9,643	65,451	(3)	6,844
Provision for (benefit from) income taxes	782	(1,110)	(15,458)		5,050		936	2,717	3,302		(2,164)
Net income (loss)	6,860	(4,967)	30,396		6,929		4,225	6,926	62,149		9,008
Basic earnings (loss) per common share	0.36	(0.26)	1.63		0.37		0.23	0.36	3.25		0.47
Diluted earnings (loss) per common share	0.33	(0.26)	1.58		0.36		0.22	0.34	3.08		0.44

(1)	During the fourth quarter of 2004, we recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance related restructuring accruals.

(2)	During the first quarter of 2005, we announced that we would record restructuring charges beginning in the second quarter of 2005 in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. Certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 were recognized in subsequent periods when liabilities were incurred, in accordance with SFAS No. 146.

(3)	During the third quarter of 2004, we recognized a realized gain of $57.0 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative instruments.    We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value using a Black-Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses). Upon a value event such as an initial public offering or an acquisition, the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. In 2005, 2004 and 2003, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $1.0 million, $57.0 million, $0.7 million, respectively, related to the equity and warrant portfolio.

Currency market risk.    With our operations primarily in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of the Americas, Europe is our largest region in terms of net revenue. A 1% change in the average exchange rate of the British pound and the Euro would have increased or decreased our 2005 net income less than $0.1 million. For financial information by geographic segment, see Note 17, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Heidrick & Struggles International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

March 10, 2006

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$203,689	$98,428
Short-term investments	—	124,325
Accounts receivable, less allowance for doubtful accounts of $2,668 and $3,049 at December 31, 2005 and 2004, respectively	53,334	51,843
Other receivables	4,463	4,453
Prepaid expenses	8,178	8,377
Income taxes recoverable, net	3,536	—
Deferred income taxes, net	8,579	2,744

Total current assets	281,779	290,170

Property and equipment:
Leasehold improvements	22,624	27,686
Office furniture, fixtures and equipment	21,052	25,812
Computer equipment and software	52,781	53,664

	96,457	107,162
Accumulated depreciation and amortization	(75,353)	(79,485)

Property and equipment, net	21,104	27,677

Other non-current assets:
Assets designated for retirement and pension plans	26,727	32,468
Investments	1,839	4,089
Other non-current assets	5,216	3,406
Goodwill	46,655	48,818
Other intangible assets, net	6,239	6,890
Deferred income taxes, net	21,363	7,766

Total other non-current assets	108,039	103,437

Total assets	$410,922	$421,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2005	2004
Current liabilities:
Accounts payable	$6,019	$10,986
Accrued salaries and employee benefits	84,169	68,044
Other accrued liabilities	25,314	42,870
Current portion of accrued restructuring charges	6,313	10,609
Income taxes payable, net	—	7,463

Total current liabilities	121,815	139,972

Non-current liabilities:
Retirement and pension plans	31,446	37,941
Non-current portion of accrued restructuring charges	12,297	21,632
Other non-current liabilities	7,879	5,613

Total non-current liabilities	51,622	65,186

Total liabilities	173,437	205,158

Commitments and contingencies (Note 19)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2005 and 2004	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,577,991 and 19,158,588 shares were outstanding at December 31, 2005 and 2004, respectively	196	196
Treasury stock at cost, 1,007,786 and 427,189 shares at December 31, 2005 and 2004, respectively	(28,156)	(8,448)
Additional paid in capital	263,228	242,655
Retained earnings (Accumulated deficit)	14,631	(24,587)
Accumulated other comprehensive income	2,955	9,033
Deferred stock-based compensation	(15,369)	(2,723)

Total stockholders’ equity	237,485	216,126

Total liabilities and stockholders’ equity	$410,922	$421,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Revenue before reimbursements (net revenue)	$412,297	$375,432	$317,934
Reimbursements	20,553	22,744	22,683

Total revenue	432,850	398,176	340,617

Operating expenses:
Salaries and employee benefits	273,949	251,186	223,537
General and administrative expenses	94,369	96,533	87,250
Reimbursed expenses	20,553	21,247	22,683
Restructuring charges	22,493	550	29,443

Total operating expenses	411,364	369,516	362,913

Operating income (loss)	21,486	28,660	(22,296)

Non-operating income (expense):
Interest income	5,951	2,588	1,687
Interest expense	(379)	(197)	(166)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultant’s share of the gains (losses)	(19)	57,072	673
Other, net	1,443	(1,024)	(1,722)

Net non-operating income	6,996	58,439	472

Income (loss) before income taxes	28,482	87,099	(21,824)
Provision for (benefit from) income taxes	(10,736)	4,791	58,844

Net income (loss)	$39,218	$82,308	$(80,668)

Basic earnings (loss) per common share	$2.08	$4.35	$(4.43)
Basic weighted average common shares outstanding	18,898	18,941	18,217
Diluted earnings (loss) per common share	$1.98	$4.11	$(4.43)
Diluted weighted average common shares outstanding	19,761	20,012	18,217

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Deferred Stock- Based Compen- sation	Total
	Shares	Amount
Balance at December 31, 2002	18,152	$196	$(27,421)	$260,445	$(26,227)	$(1,184)	$(6,098)	$199,711
Net loss		—	—	—	(80,668)	—	—	(80,668)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments		—	—	—	—	(57)	—	(57)
Foreign currency translation adjustment		—	—	—	—	7,953	—	7,953

Other comprehensive income (loss)		—	—	—	(80,668)	7,896	—	(72,772)

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	3,203	—	—	(3,203)	—
Amortization of deferred compensation		—	—	—	—	—	5,167	5,167
Other stock-based compensation		—	—	396	—	—	—	396
Forfeitures of restricted stock units		—	—	(3,625)	—	—	1,739	(1,886)
Exercise of stock options	102	—	1,806	(145)	—	—	—	1,661
Purchases of treasury stock	(288)	—	(3,175)	—	—	—	—	(3,175)
Re-issuances of treasury stock	21	—	399	(91)	—	—	—	308
Vesting of restricted stock units, net of tax withholdings	353	—	6,493	(8,387)	—	—	—	(1,894)
Decrease in accrued compensation under performance share program		—	—	(1,307)	—	—	—	(1,307)

Balance at December 31, 2003	18,340	196	(21,898)	250,489	(106,895)	6,712	(2,395)	126,209
Net income		—	—	—	82,308	—	—	82,308
Other comprehensive income:
Unrealized gain on available-for-sale investments		—	—	—	—	342	—	342
Foreign currency translation adjustment		—	—	—	—	1,979	—	1,979

Other comprehensive income		—	—	—	82,308	2,321	—	84,629

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	3,567	—	—	(3,567)	—
Amortization of deferred compensation		—	—	—	—	—	3,224	3,224
Other stock-based compensation		—	—	183	—	—	—	183
Forfeitures of restricted stock units		—	—	(1,357)	—	—	15	(1,342)
Exercise of stock options	551	—	9,748	(1,180)	—	—	—	8,568
Purchases of treasury stock	(85)	—	(2,502)	—	—	—	—	(2,502)
Vesting of restricted stock units, net of tax withholdings	353	—	6,204	(9,047)	—	—	—	(2,843)

Balance at December 31, 2004	19,159	196	(8,448)	242,655	(24,587)	9,033	(2,723)	216,126
Net income		—	—	—	39,218	—	—	39,218
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments		—	—	—	—	(339)	—	(339)
Foreign currency translation adjustment		—	—	—	—	(5,739)	—	(5,739)

Other comprehensive income (loss)		—	—	—	39,218	(6,078)	—	33,140

Treasury and common stock transactions:
Issuance of restricted stock units		—	—	24,169	—	—	(24,169)	—
Amortization of deferred compensation		—	—	—	—	—	10,810	10,810
Other stock-based compensation		—	—	110	—	—	—	110
Forfeitures of restricted stock units		—	—	(1,045)	—	—	713	(332)
Exercise of stock options	599	—	15,055	(5,486)	—	—	—	9,569
Purchases of treasury stock	(1,324)	—	(37,160)	—	—	—	—	(37,160)
Re-issuances of treasury stock	2	—	60	17	—	—	—	77
Vesting of restricted stock units, net of tax withholdings	142	—	2,337	(3,829)	—	—	—	(1,492)
Valuation allowance reduction related to deferred income taxes		—	—	2,640	—	—	—	2,640
Tax benefits related to stock-based compensation		—	—	3,997	—	—	—	3,997

Balance at December 31, 2005	18,578	$196	$(28,156)	$263,228	$14,631	$2,955	$(15,369)	$237,485

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$39,218	$82,308	$(80,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,245	13,185	14,073
Loss on sale of property and equipment	163	197	27
Gain on sale of equity securities	(996)	(57,041)	(688)
Deferred income taxes	(13,127)	(10,554)	59,333
Net unrealized (gain) loss on derivative instruments	1,015	(31)	15
Stock-based compensation expense, net	13,599	2,065	2,370
Restructuring charges	22,493	550	29,443
Cash paid for restructuring charges	(35,265)	(13,971)	(19,230)
Changes in assets and liabilities:
Trade and other receivables	(4,863)	(3,827)	(440)
Accounts payable	(4,615)	3,496	(2,299)
Accrued expenses	20,269	2,918	(14,269)
Income taxes recoverable (payable), net	(10,674)	3,131	12,856
Retirement and pension plan liabilities	(2,067)	3,197	2,231
Other assets and liabilities, net	(2,972)	36	7,650

Net cash provided by operating activities	33,423	25,659	10,404

Cash flows from investing activities:
Capital expenditures	(6,138)	(6,021)	(5,806)
Proceeds from sales of equity securities	1,962	128,993	1,546
Payments to consultants related to sales of equity securities	(18,310)	(54,702)	(858)
Proceeds from sales of short-term investments	236,925	72,420	59,950
Purchases of short-term investments	(112,600)	(156,495)	(76,200)
Other, net	116	83	399

Net cash provided by (used in) investing activities	101,955	(15,722)	(20,969)

Cash flows from financing activities:
Proceeds from stock options exercised	9,569	8,568	1,661
Purchases of treasury stock	(37,160)	(2,502)	(3,175)
Payments on debt	—	(569)	(476)

Net cash provided by (used in) financing activities	(27,591)	5,497	(1,990)

Effect of foreign currency exchange rates on cash and cash equivalents	(2,526)	3,955	5,374

Net increase in cash and cash equivalents	105,261	19,389	(7,181)
Cash and cash equivalents:
Beginning of year	98,428	79,039	86,220

End of year	$203,689	$98,428	$79,039

Supplemental disclosures of cash flow information
Cash paid (refunded) for—
Interest	$74	$105	$96
Income taxes, net	10,338	10,767	(12,136)
Supplemental schedule of noncash financing and investing activities
Unrealized gain (loss) on available-for-sale investments	$(339)	$342	$(97)

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

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, and accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges. Actual results could differ from these estimates.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2005, the Company had no significant concentrations of credit risk.

The allowance for doubtful accounts is developed based upon several factors including the age of our accounts receivable, historical write-off experience and specific account analysis. As such, these factors may change over time causing impacting allowance level.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying value for receivables from clients, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term nature of the items.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset or, for leasehold improvements, the shorter of the lease term or the estimated useful life of the asset, as follows:

Office furniture, fixtures and equipment	5–10 years
Computer equipment and software	3–8 years

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

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by our clients. Historically, the Company had not established a receivable for reimbursable expenses incurred but not yet billed as the amount was determined to be immaterial. During the fourth quarter of 2004, the Company enhanced its estimation technique related to reimbursable expenses resulting in a favorable impact to operating income of $1.5 million. The Company has accounted for this as a change in accounting estimate in the 2004 consolidated financial statements. This change in accounting estimate did not have a significant impact on the Company’s results of operations in 2005 and is not expected to have a significant impact on the Company’s results of operations in future periods.

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

In 2005, the Company adopted a new compensation policy in order to better align consultants’ interests with those of the shareholders and increase consultant share ownership. Under the new policy, 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonus was earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun on January 1, 2005 as bonuses are earned through the final vesting date three years from the date of grant. As allowed under the new policy, senior management has elected to receive 20% of their bonuses in the form of restricted stock units. Compensation expense recognized prior to the date of grant is considered stock-based compensation expense. The corresponding credit is classified as a current liability until the date of grant, at which time the credit will be recognized as a component of stockholders’ equity.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123, the Company’s pro forma net earnings and basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net income (loss):
As reported	$39,218	$82,308	$(80,668)
Add: Stock-based compensation expense already included in net income, net of tax in 2005	8,159	2,065	2,370
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program, net of tax in 2005	(11,425)	(10,300)	(8,813)

Pro forma	$35,952	$74,073	$(87,111)

Basic earnings (loss) per share:
As reported	$2.08	$4.35	$(4.43)
Pro forma	1.90	3.91	(4.78)
Diluted earnings (loss) per share:
As reported	$1.98	$4.11	$(4.43)
Pro forma	1.84	3.78	(4.78)

The weighted average fair value of options at their grant date during 2005, 2004 and 2003, were $15.23, $12.78, and $5.42, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2005	2004	2003
Risk-free interest rate	4.0%	3.6%	2.6%
Expected years until exercise	4.5	4.5	4.5
Expected stock volatility	48.0%	48.0%	50.0%
Dividend yield	0%	0%	0%

Compensation expense resulting from grants of restricted stock units is measured on the date of grant and is amortized primarily on a straight-line basis over the vesting period.

Consultants’ Share of Gains Related to Warrant Monetizations

Historically, the Company’s policy with respect to warrants was that 55% of the net proceeds resulting from the monetizations of warrants was payable to the consultants involved in the search. For warrants received by the Company after April 1, 2005, the portion of the net proceeds payable to consultants was reduced from 55% to 50% and is limited to $10.0 million per monetization. In addition, of the 50% of the net proceeds retained by the Company, 20% (or 10% of the total net proceeds) will be reserved for discretionary distribution to the broader employee population.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation. These items include auction rate securities in the amount of $124.3 million that have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 Consolidated Balance Sheet to conform to the fiscal 2005 presentation. Accordingly, the Consolidated Statement of Cash Flows for the year ended December 31, 2004 reflects the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB No. 25 and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB No. 25, which the Company is currently using.

Under SFAS No. 123R, the Company has the option of adopting the new requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, however this method also allows companies to restate prior period financial statements based on the pro forma disclosures made in accordance with SFAS No. 123. The Company will adopt SFAS No. 123R using the modified prospective method as of January 1, 2006, the required effective date for calendar year companies.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the new standard requires companies to measure the fair value of its options using either a Black-Scholes option pricing model or a more complex binomial, or “lattice” model. Based on the Company’s evaluation of acceptable models available to value its options as well as the type and number of stock options the Company anticipates granting in the future, the Company has elected to continue using the Black-Scholes model to value its options.

SFAS No. 123R requires companies that previously had a policy of recognizing the effects of forfeitures associated with stock-based awards as they occurred to begin estimating forfeitures as awards are granted and make adjustments to those estimates based on actual results. The Company will begin estimating forfeitures for all new awards granted after adoption of SFAS No. 123R. Additionally, since the Company previously did not estimate forfeitures for its stock-based awards, the Company will be required to make an estimate of forfeitures for any previously granted unvested awards for which the Company recognized compensation expense prior to adoption of SFAS No. 123R and in 2006, will record a cumulative effect of change in accounting principle, which is not expected to be material.

SFAS No. 123R includes several modifications to the way that income taxes are recorded in the financial statements. Additionally, SFAS No. 123R requires companies to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow instead of an operating cash flow as required under the current accounting literature. This requirement will result in a reduction of net operating cash flows and an increase in net financing cash flows in periods subsequent to the Company’s adoption of SFAS No. 123R. The impact on the Company’s future cash flows cannot be estimated since it is dependent upon when employees exercise their options.

Under SFAS No. 123R, the Company will elect to recognize compensation expense for all share-based awards with service periods beginning subsequent to the adoption of SFAS 123R on a straight-line basis over the service period of the award. The Company expects that the adoption of SFAS No. 123R on January 1, 2006, will have a material effect on the Company’s financial statements, primarily from the inclusion of stock option expense not required to be recognized under previous accounting literature, resulting in a reduction of 2006 net earnings of approximately $1.9 million. See Note 10, Stock-Based Compensation, in the Notes to Consolidated Financial Statements, for additional information regarding the Company’s stock-based compensation plans.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company will incorporate the additional guidance included in SAB No. 107 in conjunction with its adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods rather than a cumulative adjustment in the current period. This same treatment is required for new accounting pronouncements that do not include specific transition provisions. SFAS No. 154 does not change the APB Opinion No. 20 guidance of accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods. The Company will adopt the provisions of SFAS No. 154 beginning January 1, 2006, the required effective date.

3. Investments

The Company had investments of $1.8 million and $4.1 million at December 31, 2005 and 2004, respectively. Investments primarily include the fair value of the Company’s warrants and equity securities in

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

publicly traded and private companies. The aggregate cost of the Company’s cost method investments totaled $1.0 million and $1.2 million at December 31, 2005 and 2004, respectively, all of which were evaluated for impairment.

4. Other Non-current Assets

Other non-current assets primarily include the assets related to the non-current portion of deferred compensation and the non-current portion of prepaid rent. At December 31, 2005 and 2004, the Company had $5.2 million and $3.4 million of non-current assets, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual goodwill impairment during the fourth quarter each year. A transitional goodwill impairment test was performed as of January 1, 2002, upon adoption of SFAS No. 142. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and a comparable public company methodology, with the assistance of an independent valuation firm. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded.

In 1999, upon acquisition of the remaining 65% of its European operations, the Company recorded goodwill and certain intangible assets of approximately $23 million and $12 million, respectively. At that time, these assets were U.S. dollar denominated and not subject to foreign currency translation. In 2005, in connection with the Company’s annual impairment testing of goodwill and intangible assets, the Company determined that these assets should have been denominated in the European currencies to which they relate.

It was also determined that a portion of the goodwill should reside in the Americas reporting unit rather than the European reporting unit because, in accordance with SFAS No. 142, the Americas reporting unit benefits from the synergies of the European acquisition. As a result, goodwill for the Americas reporting unit has been increased by $12.8 million at December 31, 2004 and 2003 from previously disclosed amounts, and the European reporting unit balances reflect a corresponding decrease.

The cumulative impact of not subjecting the European goodwill and intangible assets to foreign currency translation since the 1999 acquisition through December 31, 2004 amounts to a $0.7 million increase in the asset balances and a corresponding increase in other comprehensive income. This amount is not considered material and has been recorded as part of the foreign currency translation adjustment included in the statement of comprehensive income (loss) for the year ended December 31, 2005. The impact of not subjecting the European goodwill and intangible assets to foreign currency translation on the statements of comprehensive income (loss) for the years ended December 31, 2004 and 2003 is also not considered material.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2005 and 2004, respectively, were as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2003	$31,117	$15,946	$1,564	$48,627
Exchange rate fluctuations	—	129	62	191

Balance at December 31, 2004	31,117	16,075	1,626	48,818
Exchange rate fluctuations	—	(2,171)	8	(2,163)

Balance at December 31, 2005	$31,117	$13,904	$1,634	$46,655

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, 2005 and 2004 are as follows:

	Weighted Average Life	2005				2004
		Gross Carrying Amount	Accumulated Amortization	Exchange Rate Fluctuations	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.2	$11,302	$(5,286)	$223	$6,239	$11,302	$(4,412)	$6,890

The aggregate intangible amortization expense for the years ended December 31, 2005, 2004 and 2003 was $0.9 million, $0.9 million and $1.5 million, respectively. The estimated intangible amortization expense is approximately $874 thousand per year for the years 2006 through 2009 and approximately $481 thousand in 2010.

6. Other Accrued Liabilities

The components of other accrued liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred revenue	$12,743	$10,398
Accrued rent	3,796	3,603
Accrued sales and value-added taxes	2,869	3,988
Consultants’ share of equity and warrant gains	505	18,764
Other	5,401	6,117

Total	$25,314	$42,870

7. Line of Credit

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2004, the Company amended the Facility to reduce the net worth covenant from $145.0 million to $110.0 million. This amendment was required as a result of the non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, which provided a full valuation allowance for the net deferred tax assets related to the U.S. and foreign operations which comprise the U.S. income tax entity. See Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.

There were no borrowings outstanding under the lines of credit existing at December 31, 2005 or 2004, nor were there any borrowings during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company was in compliance with the financial covenants of the Facility, and no event of default existed.

8. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees in the United States. The plan contains a 401(k) provision which provides for employee tax-deferred contributions. The Company matched employee contributions on a two-for-one dollar basis up to a maximum contribution of $2,000 per participant for each of the years ended December 31, 2004 and 2003. The Company match was increased to $2,500 per participant, on a one-for-one dollar basis, for the year ended December 31, 2005. The plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. The Company also has the option of making discretionary contributions. Plan expense for the years ended December 31, 2005, 2004 and 2003 was $1.1 million, $0.8 million, and $0.8 million, respectively. Discretionary contributions were not made for the years ended December 31, 2005, 2004 and 2003.

Through September 30, 2004, the plan allowed participants the option of having their account balances or portions thereof invested in the Company’s common stock. As of October 1, 2004, participants were no longer allowed the option of purchasing the Company’s common stock under the plan. However, those participants who held the Company’s common stock were allowed to maintain their shares. At December 31, 2005 and 2004, respectively, the plan held 371,889 and 496,067 shares of the Company’s common stock.

Nonqualified Retirement Plan

The Company has a nonqualified retirement plan for employees in the United States classified as senior associates and senior information specialists. This plan provides for discretionary employer contributions. There was no plan expense for the years ended December 31, 2005, 2004 and 2003. The liability for this retirement plan at December 31, 2005 and 2004 was $0.4 million and $0.5 million, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plans

In 2002, the Company adopted a Deferred Compensation Plan in the United States (the “U.S. Plan”) and in the United Kingdom (the “U.K. Plan”). Participation in these plans is not mandatory.

For the U.S. Plan, certain U.S.-based employees are given the opportunity to defer up to 100% of their eligible cash compensation into several different investment vehicles, including a Company stock fund. Cash deferrals must be made for a minimum of one year. These deferrals are always vested and are not subject to a risk of forfeiture. The U.S. Plan also allows participants to continue to defer beyond the mandatory initial two-year deferral period any share-based deferrals earned under the Management Incentive Plan (“MIP”). The extension of the deferral must be for a minimum of one year. The compensation deferred in the U.S. Plan was $1.2 million in each year as of December 31, 2005, 2004 and 2003. As of December 31, 2005, the U.S. Plan was not funded. In addition, as of December 31, 2004, approximately $17 million had been deferred under this plan relating to the portion of the consultant’s share of the gain that was paid in 2005 related to the sale of our shares of common stock of Google. See Note 14, Significant Warrant Monetization, for additional information.

In 2005, the Company adopted a new plan for certain U.S. employees to become effective January 1, 2006. All amounts deferred under the current plan will be automatically transferred into the new plan. The new plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, including a Company stock fund. Consistent with the previous plan, these deferrals are always vested and are not subject to a risk of forfeiture.

For the U.K. Plan, certain U.K.-based employees are given the opportunity to waive the right to their annual discretionary bonus payment. The Company may then choose to make a contribution on the employee’s behalf into an Employee Benefit Trust (“EBT”). The trustee of the EBT has full discretion over the administration and the EBT’s choice of investments. The assets and liabilities of the EBT are included in the Consolidated Balance Sheets at December 31, 2005 and 2004. As of December 31, 2005 and 2004, the compensation deferred under the U.K. Plan was $4.5 million and $5.6 million, respectively, all of which was funded.

Effective January 1, 2005, the Company adopted the Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors could elect to defer up to 100% of the cash component of their director’s fees into several different investment vehicles, including a Company stock fund. As of December 31, 2005, the total amount deferred under the plan was $0.1 million.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee.

The following table provides a reconciliation of the benefit obligation for the years ended December 31, 2005 and 2004:

	2005	2004
Change in benefit obligation:
Benefit obligation at January 1,	$26,875	$24,662
Service cost	375	391
Interest cost	1,134	1,247
Actuarial (gain) loss	1,894	(526)
Settlements	(877)	—
Benefits paid	(1,783)	(838)
Translation difference	(3,815)	1,939

Benefit obligation at December 31,	23,803	26,875
Unrecognized net gain	1,525	3,755

Net amount recognized	$25,328	$30,630

Accrued benefit cost at December 31:
Unfunded status of the plan	$23,803	$26,875
Unrecognized net gain	1,525	3,755

Accrued benefit cost	$25,328	$30,630

	2005	2004	2003
Assumptions:
Discount rate	4.25%	4.75%	5.25%
Rate of compensation increase	1.75%	1.75%	2.50%

Components of net periodic benefit cost:
Service cost	$375	$391	$668
Interest cost	1,134	1,247	1,278

Net periodic benefit cost	$1,509	$1,638	$1,946

The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

During 2005, the Company recorded a $0.9 million settlement of its benefit obligation related to two plan participants. In one instance, a plan participant terminated employment with the Company resulting in the transfer of the full amount of his pension obligation to his current employer. In the second instance, a plan participant elected to receive a partial lump sum payment of his pension benefits upon his retirement.

The Company’s policy is to fully fund the pension plan such that sufficient assets will be available to meet future benefit requirements. The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value, which approximates fair value, at December 31, 2005 and 2004 was $22.2 million and $26.8 million, respectively. The expected contribution to be paid to the plan in 2006

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is $0.3 million. Because the reinsurance is not segregated from the Company’s assets for purposes of SFAS No. 87, “Employers’ Accounting for Pensions,” the reinsurance is not regarded as an asset with respect to the pension plan. This asset is included in the Consolidated Balance Sheets at December 31, 2005 and 2004, as a component of assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Years Ended December 31,
2006	$1,053
2007	1,082
2008	1,098
2009	1,190
2010	1,190
2011 through 2015	5,774

10. Stock-Based Compensation

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

The Plan further provides that the total number of shares with respect to which incentive stock options may be granted shall not exceed 2,000,000. No incentive stock options have been granted under the Plan as of December 31, 2005.

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

The PSP provides long-term incentive compensation based on the Company’s cumulative performance and the price of the Company’s common stock measured at the end of a three-year award cycle. The awards are expressed as shares of the Company’s common stock and the participants will earn and be paid from zero to 150% of their performance shares based on the Company’s achievement against specific performance goals. The value of the PSP award at the payout date is determined by a combination of the Company’s performance against the specific performance goals and the price of the Company’s common stock on the payout date. Performance shares are paid in cash or shares of the Company’s common stock at the sole discretion of the Company. The cost of the performance shares is expensed over the three-year service period at an amount anticipated to be earned. During 2002, the compensation expense recorded for the 2002 PSP grant was $1.3 million. During 2003, the Company reversed this accrual as the Company determined that the targets established for the 2002 – 2004 PSP cycle would not be achieved due primarily to the restructuring charges which were recorded in 2003. In addition, no expense was recorded in any given year for the 2003 PSP grant as the Company determined that the targets established for the 2003 – 2005 PSP cycle would not be achieved. Consistent with these determinations, no expense was recorded for the 2002 PSP grant or 2003 PSP grant in 2004. In December 2003, the Compensation Committee of the Company’s Board of Directors determined that no further PSP awards would be granted.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

Restricted stock unit activity for the three years ended December 31, 2005 is as follows:

Number of Restricted Stock Units
Outstanding on December 31, 2002	1,128,810
Granted	262,264
Vested and converted to common stock	(500,145)
Forfeited	(146,629)

Outstanding on December 31, 2003	744,300
Granted	139,353
Vested and converted to common stock	(473,217)
Forfeited	(46,977)

Outstanding on December 31, 2004	363,459
Granted	681,787
Vested and converted to common stock	(184,288)
Forfeited	(39,458)

Outstanding on December 31, 2005	821,500

Stock-based compensation expense resulting from amortization of deferred compensation for restricted stock units for 2005, 2004 and 2003 was $10.8 million, $3.2 million, and $5.2 million, respectively. The weighted average fair value, at the time of grant, of restricted stock units granted during 2005, 2004, and 2003 was $35.67, $25.60, and $12.21, respectively.

In 2005, the Company adopted a new compensation policy whereby 10% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonuses are earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun on January 1, 2005 as bonuses are earned through the final vesting date three years from the date of grant. As allowed under the new policy, senior management has elected to receive 20% of their bonuses in the form of restricted stock units. In March 2006, the Company expects to grant approximately 275 thousand restricted stock units under this new policy based on a closing market price of the Company’s common stock of $32.96 as of March 3, 2006.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified Stock Options

Activity for non-qualified stock options for the three years ended December 31, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2002	4,101,869	$27.44
Granted	920,000	12.01
Exercised	(102,846)	14.74
Forfeited	(1,419,615)	29.61

Outstanding on December 31, 2003	3,499,408	22.85
Granted	534,570	26.19
Exercised	(550,911)	15.56
Forfeited	(455,114)	26.78

Outstanding on December 31, 2004	3,027,953	24.18
Granted	145,000	34.25
Exercised	(598,769)	15.94
Forfeited	(528,639)	35.96

Outstanding on December 31, 2005	2,045,545	$24.25

Information about non-qualified stock options at December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.90-$14.00	791,794	2.8	$13.24	505,520	$13.43
$18.02-$27.00	509,970	2.7	24.24	260,280	21.74
$27.04-$36.17	548,641	4.4	34.30	315,980	34.59
$40.73-$40.73	195,140	3.5	40.73	195,140	40.73

$11.90-$40.73	2,045,545	3.3	$24.25	1,276,920	$24.53

11. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income (loss). Comprehensive income (loss) includes net income (loss) as currently reported under U.S. GAAP, and also considers the effect of additional economic events that are not required to be reported in determining net income (loss), but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments, net of tax, as components of comprehensive income (loss). The components of comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 are as follows:

In 2005, the Company determined that goodwill and intangible assets related to the 1999 acquisition of European assets and liabilities should have been denominated in the European currencies to which they relate, rather than the U.S. dollar. The cumulative impact of not subjecting the European goodwill and intangible assets

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to foreign currency translation since the 1999 acquisition through December 31, 2004 amounts to a $0.7 million decrease in other comprehensive loss. This amount is not considered material and has not been recorded as part of the foreign currency translation adjustment included in the statement of comprehensive income (loss) for the years ended December 31, 2005. See Note 5, Goodwill and Other Intangible Assets, for further information.

	2005	2004	2003
Net income (loss)	$39,218	$82,308	$(80,668)
Change in foreign currency translation adjustment	(5,739)	1,979	7,953
Change in unrealized gain on available-for-sale investments	(339)	342	(57)

Comprehensive income (loss)	$33,140	$84,629	$(72,772)

12. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per share, and the shares used in the computation, for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$39,218	$82,308	$(80,668)
Weighted average common shares outstanding	18,898	18,941	18,217
Basic earnings (loss) per common share	$2.08	$4.35	$(4.43)

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$39,218	$82,308	$(80,668)
Weighted average common shares outstanding	18,898	18,941	18,217
Dilutive common shares	863	1,071	—

Weighted average diluted common shares outstanding	19,761	20,012	18,217

Diluted earnings (loss) per common share	$1.98	$4.11	$(4.43)

For the year ended December 31, 2003, there was approximately 0.7 million dilutive common shares that were not included in the computation of the loss per common share because the effect of their inclusion would be anti-dilutive.

Options to purchase 0.7 million, 0.9 million, and 1.9 million shares of common stock that were outstanding during 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Restructuring Charges

In 2001, following a dramatic change in the market for executive search services, the Company began the restructuring of its business to better align costs with expected net revenue levels. During 2005, 2004 and 2003, the Company recorded restructuring charges of $22.5 million, $0.6 million and $29.4 million, respectively.

The following table summarizes the workforce reductions and the restructuring charges for the years ended December 31, 2005, 2004 and 2003:

	Employee Reductions			Restructuring Charges
Restructuring Charges by Year:	Consultants	All Other	Total	Employee- related	Office- related	Total
2003	7	25	32	$3,946	$25,497	$29,443
2004	—	—	—	(63)	613	550
2005	15	42	57	14,139	8,354	22,493

In 2003, the Company recorded restructuring charges of $29.4 million. The charges include severance and other employee-related costs of $3.9 million related to reductions in workforce, primarily in Europe, expense of $22.2 million to increase accruals for leased properties that had been identified as excess in previous office consolidation charges and $3.3 million of goodwill and other intangible impairment charges, related primarily to a wholly-owned subsidiary in Finland which was converted to a licensee. The accruals for excess real estate were increased to reflect the expectation of longer vacancy periods due primarily to weakness in the real estate markets in which the leased properties are located. By segment, the restructuring charges recorded in 2003 were $7.0 million in the Americas, $22.1 million in Europe and $0.3 million in Corporate. Of the $29.4 million of restructuring charges recorded in 2003, approximately $25.8 million represents cash charges.

In the fourth quarter of 2004, the Company recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance-related restructuring accruals.

In the first quarter of 2005, the Company announced that it would record restructuring charges beginning in the second quarter of 2005 in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a company commits to an exit or disposal plan. As such, certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred. The Company expects that any future costs associated with these restructuring initiatives will not have a material impact on the Company’s financial condition or results of operations.

During 2005, the Company recorded restructuring charges of $22.5 million. These initiatives focus primarily on Europe and include charges of $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants Included in the office-related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. By segment, the restructuring charges recorded in 2005 include $1.1 million in the Americas, $19.3 million in Europe and $2.1 million in Corporate.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below outlines the restructuring charges along with related cash payments and non-cash write-offs for each of the years in the three-year period ended December 31, 2005

	Employee- related	Office- related	Total
Accrued restructuring charges as of December 31, 2002	$12,003	$27,233	$39,236
Restructuring charges	3,946	25,497	29,443
Cash payments	(9,506)	(9,724)	(19,230)
Non-cash write-offs	—	(3,661)	(3,661)

Accrued restructuring charges as of December 31, 2003	6,443	39,345	45,788
Restructuring charges (benefit)	(63)	613	550
Cash payments	(4,002)	(9,969)	(13,971)
Non-cash write-offs	—	(126)	(126)

Accrued restructuring charges as of December 31, 2004	2,378	29,863	32,241
Restructuring charges	14,139	8,354	22,493
Cash payments	(13,656)	(21,609)	(35,265)
Non-cash write-offs	—	(859)	(859)

Accrued restructuring charges as of December 31, 2005	$2,861	$15,749	$18,610

The majority of the accrued restructuring charges as of December 31, 2005 relates to real estate leases which require cash payments through the lease terms, reduced by sub-lease income, or until such time as negotiations with the lessor to terminate the lease are completed. Based on current estimates, of the $18.6 million of restructuring charges unpaid as of December 31, 2005, approximately $6.3 million is expected to be paid in 2006 with the remainder payable in years subsequent to 2006.

14. Significant Warrant Monetization

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

Pursuant to the terms of the Company’s compensation policy with respect to warrants then in effect, 55% of the net proceeds from these sales of shares of common stock of Google was payable to our consultants involved with the search in the month following the monetization. The Company’s current Chief Executive Officer, Thomas J. Friel, was a member of this search team and received 25% of the consultants’ team share. Mr. Friel’s share is solely related to his work as a search consultant in 2001, at which time he was not the Company’s Chief Executive Officer. Mr. Friel elected to defer receipt of his share of the net proceeds until June 2005 under an existing deferred compensation plan. The remaining 75% of the consultants’ team share of the net proceeds, approximately $53.1 million, was paid in October 2004.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses) on the equity and warrant portfolio, net of the consultants’ share of the gains (losses) and other costs, for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Realized gains on investments	$996	$57,041	$688
Unrealized gains (losses) on derivative instruments	(1,015)	31	(15)

Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultant’s share of the gains (losses)	$(19)	$57,072	$673

During 2004, the Company recognized realized gains of $57.0 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of its shares of common stock of Google.

16. Income Taxes

The sources of income (loss) before income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
United States	$23,567	$77,375	$(5,970)
Foreign	4,915	9,724	(15,854)

Income (loss) before income taxes	$28,482	$87,099	$(21,824)

The provision for (benefit from) income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current—
Federal	$287	$12,216	$—
State and local	674	1,355	254
Foreign	5,095	1,730	2,413
Deferred	(16,792)	(10,510)	56,177

Total provision for (benefit from) income taxes	$(10,736)	$4,791	$58,844

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for (benefit from) income taxes for the years ended December 31, 2005, 2004 and 2003 to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	2005	2004	2003
Income tax provision (benefit) at the statutory U.S. federal rate	$9,969	$30,485	$(7,638)
State income tax provision (benefit), net of federal tax benefit	558	1,374	(224)
Nondeductible expenses	872	(799)	614
Foreign tax higher than U.S. (includes changes in foreign valuation allowance)	622	1,341	2,358
Increase (decrease) in U.S. valuation allowance	(24,628)	(28,518)	57,823
Vesting of restricted stock units	—	—	4,273
Other, net	1,871	908	1,638

Total provision for (benefit from) income taxes	$(10,736)	$4,791	$58,844

Certain amounts for the years ended December 31, 2004 and 2005 have been reclassified to conform to the current year presentation with respect to the increase (decrease) in the valuation allowance related to foreign operations.

The deferred tax amounts have been classified in the Consolidated Balance Sheets as of December 31, 2005 and 2004 as follows:

	2005	2004
Current deferred tax assets	$12,686	$19,764
Current deferred tax liabilities	(528)	(541)
Valuation allowance	(3,579)	(16,479)

Current deferred tax asset, net	8,579	2,744

Non-current deferred tax assets	47,440	49,125
Non-current deferred tax liabilities	297	(921)
Valuation allowance	(26,374)	(40,438)

Non-current deferred tax asset, net	21,363	7,766

Net deferred tax assets	$29,942	$10,510

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2005 and 2004 are attributable to the following components:

	2005	2004
Deferred tax assets attributable to:
Receivable allowances	$1,041	$1,213
Accrued vacations	1,464	1,633
Accrued bonuses	6,661	3,997
Liability for nonqualified retirement plans	6,658	6,286
Leasehold improvements and equipment	1,285	3,232
Foreign net operating loss carryforwards	11,692	15,791
Goodwill	7,080	933
Accrued restructuring charges	7,145	12,503
Deferred compensation	3,153	10,601
Federal and state tax benefit on net operating loss carryforwards	440	244
U.S. foreign tax credit carryforwards	6,572	6,572
Other accrued expenses	6,935	5,884

Deferred tax assets, before valuation allowance	60,126	68,889

Deferred tax liabilities attributable to:
Unrealized (gain) loss on equity and warrant portfolio	298	(921)
Prepaid expenses	(528)	(505)
Other	(1)	(36)

Deferred tax liabilities	(231)	(1,462)

Valuation allowance	(29,953)	(56,917)

Net deferred tax assets	$29,942	$10,510

Judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance.

In 2003, 2002 and 2001, the Company reported net losses, primarily due to restructuring activities necessary to align our cost structure with expected net revenue levels. SFAS No. 109, “Accounting for Income Taxes,” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In considering how the losses were created, evidence indicating that the losses were unusual, infrequent, or an aberration, rather than a continuing condition is an example of positive evidence that might support a conclusion that a valuation allowance is not needed when there is negative evidence. Until the fourth quarter of 2003, the Company considered the fact that the cumulative losses were primarily the result of the restructuring charges along with other positive evidence to be sufficient to support a conclusion that a valuation allowance was not needed. However, when the Company recorded a restructuring charge totaling $22.5 million in the fourth quarter of 2003, management no longer felt it appropriate, for purposes of SFAS No. 109, to regard the restructuring charges as unusual, infrequent, or as an aberration, based on the number of restructuring charges recorded in the prior three years and the magnitude of the charge taken in the fourth quarter of 2003. As a result, the significant negative evidence of cumulative losses in recent years could not be overcome by other positive evidence, most of which was subjective in nature. Based upon the provisions of SFAS No. 109, the Company, in the fourth quarter of 2003, recorded a full valuation allowance against its net deferred tax assets of $57.9 million.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As previously mentioned, the Company continually assesses the need for a valuation allowance and reduces the allowance when it is more likely than not that some or all of the associated benefits of the deferred tax assets will be utilized.

As the Company began generating pre-tax book income on a consistent basis and because the Company expects to continue to do so, the Company, in 2005, concluded it was more likely than not that a majority of its U.S. deferred tax assets would be recoverable. As a result, the Company reduced the valuation allowance related to the majority of U.S. deferred tax assets. A valuation allowance remains for the deferred tax asset attributable to the U.S. foreign tax credit carryforwards. Additionally, the Company retains valuation allowances on its foreign deferred tax assets, and intends to maintain those valuation allowances until sufficient positive evidence exists to support their reversal.

The valuation allowance decreased from $56.9 million as of December 31, 2004 to $30.0 million as of December 31, 2005. The valuation allowance as of December 31, 2004 was related to US and foreign deferred tax assets, state and foreign net operating loss carryforwards, and the Company’s foreign tax credit carryover. The valuation allowance as of December 31, 2005 now relates to foreign deferred tax assets, foreign net operating loss carryforwards, and the Company’s foreign tax credit carryforwards. Any reversal of valuation allowance in the future is expected to benefit tax provision at that time.

At December 31, 2005, the Company has $35.8 million of loss carryforwards related to its foreign tax filings. Depending on the tax rules of the foreign tax jurisdictions, the losses can be carried forward indefinitely or the carryforward periods are limited, ranging from 5 years to 15 years. The Company also has U.S. foreign tax credit carryforwards of $6.6 million, which expire in 2009 through 2012.

As of December 31, 2005, the Company had unremitted earnings held in its foreign subsidiaries of approximately $24 million. The Company has not recognized a deferred tax liability for the unremitted earnings of its foreign operations that arose in 2005 and prior years because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to unremitted earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

17. Segment Information

In 2005, the Company consolidated the management teams of its North America and Latin America operations and created the position of the President of the Americas. Consistent with this management change, segment information as of and for the years ended December 31, 2004 and 2003 has been reclassified to conform to the current segment classifications.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, it was determined that a portion of the European goodwill should reside in the Americas reporting unit rather than the European reporting unit because, in accordance with SFAS No. 142, the Americas reporting unit benefits from the synergies of the European acquisition. As a result, identifiable assets and goodwill and other intangible assets, net for the Americas reporting unit has been increased by $12.8 million at December 31, 2004 from previously disclosed amounts, and the European reporting unit balances reflect a corresponding decrease. See Note 5, Goodwill and Other Intangible Assets, for further information.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Revenue:
Americas	$238,582	$214,410	$183,285
Europe	134,259	129,323	113,034
Asia Pacific	39,456	31,699	21,615

Revenue before reimbursements (net revenue)	412,297	375,432	317,934
Reimbursements	20,553	22,744	22,683

Total	$432,850	$398,176	$340,617

Operating income (loss):
Americas	$50,356	$46,882	$36,857
Europe	7,651	3,593	(3,818)
Asia Pacific	10,401	6,312	2,258

Total regions	68,408	56,787	35,297
Corporate	(24,429)	(27,577)	(28,150)

Operating income before restructuring charges	43,979	29,210	7,147
Restructuring charges	(22,493)	(550)	(29,443)

Total	$21,486	$28,660	$(22,296)

Depreciation and amortization:
Americas	$4,890	$6,268	$6,024
Europe	4,189	4,363	5,886
Asia Pacific	809	754	846

Total regions	9,888	11,385	12,756
Corporate	1,357	1,800	1,317

Total	$11,245	$13,185	$14,073

Capital expenditures:
Americas	$2,477	$2,193	$2,323
Europe	1,923	2,545	1,715
Asia Pacific	1,095	401	974

Total regions	5,495	5,139	5,012
Corporate	643	882	794

Total	$6,138	$6,021	$5,806

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable assets, and goodwill and other intangible assets, by segment, at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Identifiable assets:
Americas	$84,076	$82,859
Europe	112,079	124,960
Asia Pacific	37,285	28,575

Total regions	233,440	236,394
Corporate	177,482	184,890

Total	$410,922	$421,284

Goodwill and other intangible assets, net:
Americas	$33,674	$34,264
Europe	17,586	19,818
Asia Pacific	1,634	1,626

Total regions	52,894	55,708
Corporate	—	—

Total	$52,894	$55,708

18. Guarantees

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2011. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.4 million as of December 31, 2005. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

19. Commitments and Contingencies

Operating Leases

The Company leases office space in various buildings for its own use. The terms of these office-related leases provide that the Company pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2020. The Company also leases certain computer equipment, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2005, 2004 and 2003, was $28.0 million, $29.8 million and $32.0 million, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2006	$27,290	$557	$27,847
2007	25,246	329	25,575
2008	22,163	164	22,327
2009	20,379	95	20,474
2010	14,998	47	15,045
Thereafter	45,447	81	45,528

Total	$155,523	$1,273	$156,796

The aggregate minimum future lease payments on office leases is $155.5 million. The Company has contractual sub-lease arrangements to receive aggregate sublease income of $14.4 million related to certain leases that expire at various dates through 2016. The sublease income relates to properties which were sublet as part of the office consolidations and closings announced in 2005, 2003, 2002 and 2001. See Note 13, Restructuring Charges, for additional information.

Certain of the leases provide for renewal options and the payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

Litigation

The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of the Company’s business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Although the Company’s ultimate liability in these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

In December 2002, Mt. Sinai Medical Center of Miami filed suit against the Company regarding a search for a chief executive officer that the Company performed in 1998. The suit seeks damages, including between $59 million and $75, million based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all claims made by Mt. Sinai. Mt Sinai has filed an appeal with respect to this decision. While there can be no assurance as to the outcome, the Company believes that the claims are without merit.

Contingencies

During the fourth quarter of 2005, a European tax audit commenced for the years 2001 through 2004, including an examination of the Company’s arrangements with certain professional service companies that provided consulting services to the Company. While there has been no assessment made as a result of the audit, the Company believes an assessment is reasonably possible; however, the potential amount of any such assessment cannot be reasonably estimated at this time. The Company also believes that the amount of an assessment, if any, would not be material to the Company’s financial condition.

SCHEDULE II

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Charged to Costs & Expenses	Deduction Including Currency Translation	Balance at End of Year
Year Ended December 31,
2005	$3,049	854	(1,235)	$2,668
2004	$4,387	(668)	(670)	$3,049
2003	$6,527	(989)	(1,151)	$4,387

See accompanying Report of Independent Registered Public Accounting Firm.

PART II (continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal controls over financial reporting as of December 31, 2005.

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

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included on page 70.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (page 69), that Heidrick & Struggles International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heidrick & Struggles International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Heidrick & Struggles International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Heidrick & Struggles International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Chicago, Illinois

March 10, 2006

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included under the captions “Election of Directors,” “Nominees for Director,” “Class 2007 Directors,” “Class 2008 Directors,” “Audit Committee,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement and is incorporated herein by reference. See also “Executive Officers” included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-End Option Values” and “Employment Agreements” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2006 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2005, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	2,867,045	(2)	$24.25	2,352,961
Equity compensation plans not approved by stockholders	—		—	—

Total equity compensation plans	2,867,045		$24.25	2,352,961

(1)	For a description of the types of securities that may be issued under our GlobalShare Program I and GlobalShare Program II (collectively, the “Plan”), please read Note 10, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K. The amount of any type of security to be issued under the Plan is to be determined by the Compensation Committee at the date of grant.

(2)	Includes 821,500 restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in our 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 33.

2. Financial Statement Schedules:

Page
Schedule II— Valuation and Qualifying Accounts	68

3. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K Filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as administrative Agent (Incorporated by reference to Exhibit 10.01 of the Registrants Form 10-K, filed March 12, 2004)

10.02	Amendment No. 1 to Credit Agreement between Heidrick & Struggles International, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, as Administrative Agent dated December 22, 2003 (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed August 6, 2004)

10.03	Employment Agreement of Thomas J. Friel (Incorporated by reference to Exhibit 10.01 of the Registrants From 10-Q filed on August 14, 2003)

10.04	Employment agreement of Eileen A. Kamerick (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on August 6, 2004)

10.05	Employment Agreement of Jeff R. Scherb (Incorporated by reference to Exhibit 10.06 of the Registrant’s Form 10-K filed on March 11, 2005)

10.06	Employment Agreement of Bonnie W. Gwin (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on March 11, 2005)

10.07	Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 10.08 of the Registrant’s Form 10-K filed on March 11, 2005)

10.08	Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (Incorporated by reference to Exhibit 4.03 of this Registrant’s Registration Statement on Form S-8 (File No. 333-32544))

10.09	Amendment No. 1 to the Heidrick & Struggles Restricted Stock Unit Plan (Incorporated by reference to Exhibit 99.05 of the Registrant’s Form 10-K filed on March 29, 2002)

*10.10	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan

10.11	Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))

Exhibit No.	Description

10.12	Form of Heidrick & Struggles Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed on November 9, 2004)

10.13	Form of Heidrick & Struggles Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on November 9, 2004) reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on November 9, 2004)

*10.14	Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation Plan

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b) SEE EXHIBIT INDEX ABOVE

(c) FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois, on March 8, 2006.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/S/ EILEEN A. KAMERICK
Title	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2006.

Signature	Title

/s/ THOMAS J. FRIEL Thomas J. Friel (principal executive officer)	Chairman, Chief Executive Officer and Director

/s/ EILEEN A. KAMERICK Eileen A. Kamerick (principal financial and accounting officer)	Chief Financial Officer

/s/ RICHARD I. BEATTIE Richard I. Beattie	Director

/s/ ANTONIO BORGES Antonio Borges	Director

/s/ JOHN A. FAZIO John A. Fazio	Director

/s/ JILL KANIN-LOVERS Jill Kanin-Lovers	Director

/s/ ROBERT E. KNOWLING, JR Robert E. Knowling, Jr.	Director

/s/ GERARD R. ROCHE Gerard R. Roche	Director

/s/ V. PAUL UNRUH V. Paul Unruh	Director

/s/ DOUGLAS C. YEARLEY Douglas C. Yearley	Director