Form 10-Q
period 2006-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2006-05-05
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2006, there were 18,341,164 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$69,536	$203,689
Short-term investments	88,814	—
Accounts receivable, less allowance for doubtful accounts of $2,661 and $2,668 at March 31, 2006 and December 31, 2005, respectively	68,842	53,334
Other receivables	4,798	4,463
Prepaid expenses	8,786	8,178
Income taxes recoverable, net	2,890	3,536
Deferred income taxes, net	8,193	8,579

Total current assets	251,859	281,779

Non-current assets:
Property and equipment, net	19,310	21,104
Assets designated for retirement and pension plans	28,550	26,727
Investments	3,418	1,839
Other non-current assets	5,142	5,216
Goodwill	46,956	46,655
Other intangible assets, net	6,088	6,239
Deferred income taxes, net	21,203	21,363

Total non-current assets	130,667	129,143

Total assets	$382,526	$410,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Current liabilities:
Accounts payable	$7,435	$6,019
Accrued salaries and employee benefits	53,681	84,169
Other accrued liabilities	27,633	25,314
Current portion of accrued restructuring charges	3,760	6,313

Total current liabilities	92,509	121,815

Non-current liabilities:
Retirement and pension plans	33,629	31,446
Non-current portion of accrued restructuring charges	11,672	12,297
Other non-current liabilities	7,896	7,879

Total non-current liabilities	53,197	51,622

Total liabilities	145,706	173,437

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, of which 18,339,293 and 18,577,991 shares were outstanding at March 31, 2006 and December 31, 2005, respectively	196	196
Treasury stock at cost, 1,246,484 and 1,007,786 shares at March 31, 2006 and December 31, 2005, respectively	(38,047)	(28,156)
Additional paid in capital	250,078	263,228
Retained earnings	20,557	14,631
Accumulated other comprehensive income	4,036	2,955
Deferred stock-based compensation	—	(15,369)

Total stockholders’ equity	236,820	237,485

Total liabilities and stockholders’ equity	$382,526	$410,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	$101,481	$98,582
Reimbursements	4,802	6,875

Total revenue	106,283	105,457

Operating expenses:
Salaries and employee benefits	70,134	67,912
General and administrative expenses	22,738	24,277
Reimbursed expenses	4,802	6,887
Restructuring charges	176	—

Total operating expenses	97,850	99,076

Operating income	8,433	6,381

Non-operating income (expense):
Interest income	1,787	1,157
Interest expense	(13)	(155)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	196	(150)
Other, net	223	409

Net non-operating income	2,193	1,261

Income before income taxes	10,626	7,642
Provision for income taxes	4,700	782

Net income	$5,926	$6,860

Basic earnings per common share	$0.32	$0.36
Basic weighted average common shares outstanding	18,554	19,226

Diluted earnings per common share	$0.30	$0.33
Diluted weighted average common shares outstanding	19,465	20,661

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Deferred Stock-based Compen- sation	Total
	Shares	Amount
Balance at December 31, 2005	18,578	$196	$(28,156)	$263,228	$14,631	$2,955	$(15,369)	$237,485
Net income	—	—	—	—	5,926	—	—	5,926
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	1,081	—	1,081

Total comprehensive income	—	—	—	—	5,926	1,081	—	7,007

Treasury and common stock transactions:
Reclass deferred stock-based compensation upon adoption of SFAS No.123R	—	—	—	(15,369)	—	—	15,369	—
Cumulative effect of forfeitures	—	—	—	(351)	—	—	—	(351)
Issuance of restricted stock units	—	—	—	4,370	—	—	—	4,370
Stock-based compensation	—	—	—	3,674	—	—	—	3,674
Exercise of stock options	110	—	3,073	(1,397)	—	—	—	1,676
Vesting of restricted stock units, net of tax withholdings	132	—	3,613	(5,277)	—	—	—	(1,664)
Purchases of treasury stock	(481)	—	(16,577)	—	—	—	—	(16,577)
Tax benefits related to stock-based compensation	—	—	—	1,200	—	—	—	1,200

Balance at March 31, 2006	18,339	$196	$(38,047)	$250,078	$20,557	$4,036	$—	$236,820

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,926	$6,860
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,641	3,028
Deferred income taxes	554	(47)
Net realized and unrealized (gains) losses on equity and warrant portfolio	(196)	150
Stock-based compensation expense, net	4,895	1,625
Restructuring charges	176	—
Cash paid for restructuring charges	(3,354)	(3,012)
Changes in assets and liabilities:
Trade and other receivables	(15,533)	(15,861)
Accounts payable	(1,368)	(2,693)
Accrued expenses	(28,631)	(16,589)
Income taxes recoverable (payable), net	619	(7,682)
Other assets and liabilities, net	(986)	(3,048)

Net cash used in operating activities	(35,257)	(37,269)

Cash flows from investing activities:
Capital expenditures	(491)	(1,053)
Proceeds from sales of equity securities	22	1,176
Payments to consultants related to sales of equity securities	—	(655)
Proceeds from sales of short-term investments	—	(9,775)
Purchases of short-term investments	(88,814)	6,875
Other, net	4	30

Net cash used in investing activities	(89,279)	(3,402)

Cash flows from financing activities:
Proceeds from stock options exercised	1,676	3,568
Purchases of treasury stock	(13,797)	(2,403)
Tax benefits related to stock-based compensation	1,200	—

Net cash provided by (used in) financing activities	(10,921)	1,165

Effect of foreign currency exchange rates on cash and cash equivalents	1,304	(1,257)

Net decrease in cash and cash equivalents	(134,153)	(40,763)

Cash and cash equivalents:
Beginning of period	203,689	98,428

End of period	$69,536	$57,665

Supplemental schedule of noncash financing activities:
Total value of treasury stock purchases	$16,577	$2,403
Cash paid for treasury stock purchases	(13,797)	(2,403)

Accrued treasury stock purchases	$2,780	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc., and subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 10, 2006.

2. Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the costs of all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB No. 25, which the Company previously used.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Upon adoption of SFAS No. 123R, the Company recognized income of $0.4 million ($0.2 million net of tax, or $0.01 per diluted share) resulting from the application of an estimated forfeiture rate to its existing unvested awards which is included as a component of salaries and employee benefits in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006. The Company previously recognized forfeitures as they were incurred. Additionally, under SFAS No. 123R, the Company has elected to recognize compensation expense for all share-based awards with service periods beginning subsequent to the adoption of SFAS No. 123R on a straight-line basis over the service period of the award, unless the award has a performance condition in which case compensation expense will be recognized using a graded vesting attribution method. Also, under SFAS No. 123R the benefits of tax deductions in excess of recognized compensation cost are now reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB No. 25 and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The adoption of SFAS No. 123R will result in compensation expense being recorded for stock options based on the grant date fair value of the options.

During the three months ended March 31, 2006, the Company recorded pre-tax compensation expense of $0.6 million ($0.4 million net of tax, or $0.02 per diluted share) related to expensing of the Company’s stock options and pre-tax compensation expense of $4.7 million related to expensing of restricted stock units, excluding $0.4 million of estimated forfeitures recorded upon the adoption of SFAS No. 123R. For the three months ended March 31, 2006, the excess tax benefit of $1.2 million was reflected as a cash flow from financing activities in the consolidated statement of cash flows. The total compensation cost related to nonvested restricted stock and stock options as of March 31, 2006 was $30.3 million pre-tax, which is expected to be recognized over a weighted average of 2.1 years.

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Three Months Ended March 31, 2006
	As Reported	Under APB No. 25
Income before income taxes	$10,626	$10,861
Net income	5,926	6,069
Cash flows from operating activities	(35,257)	(34,057)
Cash flows from financing activities	(10,921)	(12,121)

Basic earnings per share	$0.32	$0.33
Diluted earnings per share	$0.30	$0.31

Results for 2005 have not been restated to reflect the adoption of SFAS No.123R. Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123R, the Company’s pro forma net income and basic and diluted earnings per share for the three months ended March 31, 2005 would have been as follows:

Net income :
As reported	$6,860
Add: Stock-based compensation expense already included in net income	1,625
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program	(3,484)
Pro forma	$5,001
Basic earnings (loss) per share:
As reported	$0.36
Pro forma	0.26
Diluted earnings (loss) per share:
As reported	$0.33
Pro forma	0.25

Note:	Net income does not include a tax benefit on stock-based compensation in the first quarter of 2005. See Note 10, Income Taxes, for information about the factors that affected the provision for income taxes in that quarter.

GlobalShare Program

The 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II (collectively, the “Plan”), administered by the Compensation Committee of the Board of Directors, permits the grant of awards in the form of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, or other awards, such as restricted stock units, that are valued based upon the fair market value of shares. Awards may be paid in shares, cash or a combination thereof, at the discretion of the Compensation Committee of the Board of Directors. No incentive option can be for a term of greater than ten years and the option price per share of common stock cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. The maximum number of underlying shares of common stock authorized or reserved for issuance under the Plan is based on a formula which shall not exceed an aggregate amount equal to forty percent of the highest number of shares of the Company’s common stock which are issued and outstanding from time to time during the term of the Plan, provided, however, that in no event will the sum of the total number of shares authorized or reserved for issuance upon the exercise or issuance of all awards granted under the Plan plus the total amount of the Company’s issued and outstanding shares of common stock exceed the number of shares of common stock authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation.

The Plan further provides that the total number of shares with respect to which incentive stock options may be granted shall not exceed 2,000,000. No incentive stock options have been granted under the Plan as of March 31, 2006.

Under the Plan, the maximum number of shares of common stock for which awards may be granted during a calendar year to any participant is 400,000. The maximum amount of a cash award received by any participant under the Plan may not exceed $3.0 million in any one fiscal year.

The Company has the ability to settle equity awards by issuing shares held in treasury or through the issuance of authorized but unissued common stock.

Restricted Stock Units

Under the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the “RSU Plan”), the total number of restricted stock units and the underlying shares of the Company’s common stock which may be issued or delivered under the RSU Plan shall be determined by the Compensation Committee of the Board of Directors on an annual basis. Under the RSU Plan, the maximum number of shares of common stock reserved for issuance are subject to adjustment for certain anti-dilution provisions. Under the RSU Plan, the restricted stock units have vesting periods ranging from ratable vesting over a 3 to 5 year period to a cliff vest of 3 to 5 years from the date of grant beginning on the first anniversary after the date of grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of both service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the three months ended March 31, 2006:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2005	821,500
Granted	627,227	$32.99
Vested and converted to common stock	(177,727)	27.53
Forfeited	(6,485)	33.16

Outstanding on March 31, 2006	1,264,515	33.41

As of March 31, 2006, there was $26.4 million pre-tax of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Non-qualified Stock Options

Stock options granted under the Plan have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options under the Plan are subject to ratable vesting over a 3 to 5 year period or a cliff vest of 3 to 5 years from the date of grant, and generally have a contractual term of 5 years. Compensation expense is recognized on a straight-line basis over the vesting period.

Non-qualified stock option activity for the three months ended March 31, 2006:

	Non-Qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2005	2,045,545	$24.25	3.3	$26,799
Granted	106,000	33.08		1,231
Exercised	(110,281)	15.35		829
Expired	(55,998)	38.53		1,261
Forfeited	(1,534)	14.93		12

Outstanding on March 31, 2006	1,983,732	24.82	3.3	25,928

Exercisable on March 31, 2006	1,350,687	24.29	3.2	18,421

As of March 31, 2006, there was $3.9 million pre-tax of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.1 years.

Additional information pertaining to non-qualified stock options:

	For the Three Months Ended March 31,
	2006	2005
Weighted average grant-date fair value of stock options granted	$11.61	$16.10
Total fair value of stock options vested	2,839	5,183
Total intrinsic value of stock options exercised	829	1,713

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2006	2005
Expected term (in years)	3.4	4.5
Risk-free interest rate	4.7%	4.0%
Expected volatility	40.8%	48.0%
Expected dividend yield	0%	0%

The Company used the Black-Scholes valuation model. The expected term input is based on a forward-looking stock price lattice model incorporating the Company’s historical exercise data and projected post-vest turnover rate. Expected volatility is based on a simple average of the historical volatility of the Company’s stock corresponding to the expected term of the option and the implied volatility provided by its traded options pursuant to SEC Staff Accounting Bulletin No. 107. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used in the valuation.

3. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 10, 2006.

Performance-based Compensation

In the second quarter of 2005, the Company adopted a new compensation policy in order to better align consultants’ interests with those of the shareholders, and to increase consultant share ownership. Under this policy, the Company pays a portion of consultant and management bonuses in the form of equity awards that vest ratably over a three-year period. The portion of bonuses paid in equity varies between 10% and 20% (plus a premium of 10% on the shares received), depending on the employee’s position. The Company grants these awards in the quarter following the year the performance condition is met.

For awards which include a performance and service condition, the Company recognizes compensation expense over the requisite service period. The Company records stock-based compensation expense using a graded attribution method from the start of the performance period, which is prior to grant date, through the final vesting date. The corresponding credit is classified as a current liability until the date of grant, at which time it is recognized as a component of stockholders’ equity.

For 2006 equity awards requiring satisfaction of both performance and service conditions, the requisite service period began January 1. The Company will recognize stock-based compensation expense over the requisite service period through the final vesting date, which is expected to be three years subsequent to the grant date in the first quarter of 2007.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2005	$31,117	$13,904	$1,634	$46,655
Exchange rate fluctuations	—	284	17	301

Balance at March 31, 2006	$31,117	$14,188	$1,651	$46,956

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		March 31, 2006			December 31, 2005
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Client relationships	15.4	$13,497	$(7,409)	$6,088	$13,370	$(7,131)	$6,239

Intangible amortization expense for the three months ended March 31, 2006 and 2005 was $224 thousand and $218 thousand, respectively. The estimated intangible amortization expense is approximately $874 thousand per year for the years 2006 through 2009 and approximately $481 thousand in 2010.

5. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$69	$99
Interest cost	252	300
Amortization of net gain	—	(86)

Net periodic benefit cost	$321	$313

The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three months ended March 31, 2006.

6. Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$5,926	$6,860
Change in foreign currency translation adjustment	1,081	(1,381)
Change in unrealized gain on available-for-sale investments	—	(90)

Other comprehensive income	$7,007	$5,389

7. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended March 31,
	2006	2005
Basic earnings per common share:
Net income	$5,926	$6,860
Weighted average common shares outstanding	18,554	19,226
Basic earnings per common share	$0.32	$0.36

Diluted earnings per common share:
Net income	$5,926	$6,860
Weighted average common shares outstanding	18,554	19,226
Dilutive common shares	911	1,435

Weighted average diluted common shares outstanding	19,465	20,661

Diluted earnings per common share	$0.30	$0.33

8. Restructuring Charges

In the second quarter of 2005, the Company announced initiatives to improve operating margin in order to meet company-wide profitability objectives. During 2005, the Company recorded restructuring charges of $22.5 million. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a company commits to an exit or disposal plan. As such, certain costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred.

In the first quarter of 2006, the Company revised estimates of previously announced restructuring initiatives and recorded restructuring charges of $0.2 million primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties.

Changes in the accrual for restructuring charges for the three months ended March 31, 2006 are as follows:

	Employee- related	Office- related	Total
Accrual balance at December 31, 2005	$2,861	$15,749	$18,610
Restructuring charges	(28)	204	176
Cash payments	(2,076)	(1,278)	(3,354)

Accrual balance at March 31, 2006	$757	$14,675	$15,432

The Company expects that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2006 will be $3.8 million. The remaining accrued restructuring charges of $11.7 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

9. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended March 31, 2006
	2006	2005
Realized gains on investments	$22	$521
Unrealized gains (losses) on derivative instruments	174	(671)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$196	$(150)

10. Income Taxes

In the first quarter of 2006, the Company reported income before taxes of $10.6 million and recorded an income tax provision of $4.7 million. The Company’s effective tax rate for the first quarter of 2006 was 44%, which is higher than the estimated annual effective tax rate of 38% due to non-cash tax adjustments associated with foreign deferred taxes as a result of the Company transitioning from deducting foreign income taxes paid to claiming them as a credit in 2006. With the impact of the higher rate for first quarter, the full year rate is currently forecasted to be approximately 40%, although there may be quarterly volatility.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the first quarter of 2005, the Company recorded $0.8 million of income tax expense primarily for certain of its foreign operations. The annual effective tax rate used to record the income tax provision for the first quarter of 2005 was 18% which is lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that would be available for carryback to recover taxes paid in 2005 and the utilization of net operating loss and capital loss carryforwards. The effective tax rate for the first quarter of 2005 was only 10% as the Company recorded certain significant discrete tax items during the first quarter of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a further reduction in the valuation allowance and expected refunds of state income tax payments made in prior years.

11. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas, which includes the United States, Canada, Mexico and Latin America; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and therefore are not included in the net revenue by geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflects the Company’s core operations.

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2006	2005
Revenue:
Americas	$55,796	$54,577
Europe	35,395	34,087
Asia Pacific	10,290	9,918

Revenue before reimbursements (net revenue)	101,481	98,582
Reimbursements	4,802	6,875

Total	$106,283	$105,457

Operating income:
Americas	$9,774	$8,853
Europe	2,828	856
Asia Pacific	2,557	2,490

Total regions	15,159	12,199
Corporate	(6,550)	(5,818)

Operating income before restructuring charges	8,609	6,381
Restructuring charges	(176)	—

Total	$8,433	$6,381

Depreciation and amortization:
Americas	$1,092	$1,308
Europe	817	1,269
Asia Pacific	207	186

Total regions	2,116	2,763
Corporate	525	265

Total	$2,641	$3,028

Capital expenditures:
Americas	$183	$400
Europe	156	483
Asia Pacific	87	86

Total regions	426	969
Corporate	65	84

Total	$491	$1,053

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	March 31, 2006	December 31, 2005
Identifiable assets:
Americas	$87,068	$84,076
Europe	116,082	112,079
Asia Pacific	37,245	37,285

Total regions	240,395	233,440
Corporate	142,131	177,482

Total	$382,526	$410,922

Goodwill and other intangible assets, net:
Americas	$33,527	$33,674
Europe	17,866	17,586
Asia Pacific	1,651	1,634

Total	$53,044	$52,894

12. Guarantees

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is $1.5 million as of March 31, 2006. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

13. Commitments and Contingencies

Litigation

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of the Company’s arrangements with certain professional service companies that provided consulting services to the Company. While there has been no assessment made as a result of the audit, the Company believes an assessment is reasonably possible; however, the potential amount of any such assessment cannot be reasonably estimated at this time. The Company also believes that the amount of an assessment, if any, would not be material to the Company’s financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the timing of any deferred tax asset valuation allowance reversals; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2005 under Risk Factors in Item 1. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of 333 consultants located in 26 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, new search confirmation trends, consultant productivity, and annualized revenue per executive search.

Revenue growth is affected by a combination of additional consultants, increased executive searches, higher productivity levels and higher average fees per search or service. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches completed, productivity levels and the average fee per search will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our Company and our shareholders. Consultants are rewarded for individual performance based on a system that directly ties compensation to the amount of net revenue for which the consultant is responsible. Each quarter, we re-estimate the expected annual performance and compensation accruals for our consultants. At the group and company level, variable compensation is based on our performance against company-wide and regional profitability targets approved by the Compensation Committee of the Board of Directors and recorded based on the performance of the respective region and the Company as a whole. As a result, the variable portion of compensation expense may fluctuate significantly from quarter to quarter.

In the second quarter of 2005, the Company adopted a new compensation policy in order to better align consultants’ interests with those of the shareholders and increase consultant share ownership. Under this policy, a portion of consultant and management bonuses are paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The amount paid in the form of restricted stock units varies between 10% and 20% (plus a premium of 10% on the shares received) depending on the employee’s position. The restricted stock units are issued in the quarter following the year in which the performance portion of the awards are earned. Compensation expense related to awards requiring satisfaction of both service and performance conditions is recognized using a graded vesting attribution method over the requisite service period which for 2006, began January 1 and continues through the final vesting date, which is generally three years from the date of grant.

2006 Outlook

In our 2005 fourth quarter and year-end press release and quarterly conference call on March 1, 2006 we announced a change in our policy for providing financial guidance. Starting with the 2006 year, we changed from providing quarterly net revenue and operating margin guidance to providing only annual net revenue and operating margin guidance. On May 2, 2006 we reiterated the guidance provided on March 1, 2006, and our expectation to achieve net revenue of between $445 million and $465 million, representing growth over 2005 net revenue of between 8 percent and 13 percent. At those net revenue levels, we expect 2006 full-year operating margin to improve to approximately 12 percent, excluding any changes to estimates in restructuring reserves. Net income and earnings per share are expected to reflect an effective tax rate of approximately 40 percent, although quarterly and full-year tax rate estimates can be significantly impacted by country-level results, and can vary significantly by reporting period and by items that require immediate recognition in a particular quarter.

New consultant hires, good productivity and current trends in new search confirmations, combined with the continued focus on expense controls, are the basis for reiterating our net revenue and operating margin targets for 2006.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	4.7	7.0

Total revenue	104.7	107.0

Operating expenses:
Salaries and employee benefits	69.1	68.9
General and administrative expenses	22.4	24.6
Reimbursed expenses	4.7	7.0
Restructuring charges	0.2	—

Total operating expenses	96.4	100.5

Operating income	8.3	6.5

Non-operating income (expense):
Interest income	1.8	1.2
Interest expense	0.0	(0.2)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	0.2	(0.2)
Other, net	0.2	0.4

Net non-operating income	2.2	1.3

Income before income taxes	10.5	7.8
Provision for income taxes	4.6	0.8

Net income	5.8%	7.0%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Americas	$55,796	$54,577
Europe	35,395	34,087
Asia Pacific	10,290	9,918

Revenue before reimbursements (net revenue)	101,481	98,582
Reimbursements	4,802	6,875

Total	$106,283	$105,457

Operating income:
Americas	$9,774	$8,853
Europe	2,828	856
Asia Pacific	2,557	2,490

Total regions	15,159	12,199
Corporate	(6,550)	(5,818)

Operating income before restructuring charges	8,609	6,381
Restructuring charges	(176)	—

Total	$8,433	$6,381

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Total revenue. Consolidated total revenue increased $0.8 million, or 0.8%, to $106.3 million for the three months ended March 31, 2006 from $105.5 million for the three months ended March 31, 2005. The increase in total revenue was due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $2.9 million, or 2.9%, to $101.5 million for the three months ended March 31, 2006 from $98.6 million for the three months ended March 31, 2005. Excluding the negative impact of $3.3 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated net revenue increased approximately 6% compared to the first quarter of 2005. The Financial Services and Technology industry groups experienced the strongest net revenue growth in the first quarter of 2006 compared to the first quarter of 2005. The number of confirmed executive searches increased 1.4% compared to the first quarter of 2005. Average fees per executive search in the quarter were 1.6% higher than the average fee per executive search in the first quarter of 2005. The number of executive search consultants increased to 333 as of March 31, 2006, compared to 315 as of December 31, 2005 and 305 as of March 31, 2005. Despite a year-over-year increase of 28 executive search consultants, we maintained annualized revenue per consultant of $1.2 million, which is consistent with the prior year first quarter.

In the Americas, net revenue was $55.8 million for the three months ended March 31, 2006, an increase of $1.2 million, or 2.2%, from $54.6 million in the first quarter of 2005. The positive impact of exchange rate fluctuations in the Americas was less than one percentage point in the 2006 first quarter. The Consumer, Financial Services and Technology industry groups experienced the strongest net revenue growth in the first quarter of 2006 compared to the first quarter of 2005. In Europe, net revenue was $35.4 million for the three months ended March 31, 2006, an increase of $1.3 million, or 3.8 percent, from $34.1 million in the first quarter of 2005, and increased

$4.7 million, or approximately 14%, on a constant currency basis. Significant growth in the Financial Services and Technology industry groups offset modest declines in the remaining industry groups. In Asia Pacific, net revenue was $10.3 million for the three months ended March 31, 2006, an increase of $0.4 million, or 3.8 percent, from $9.9 million in the first quarter of 2005, and increased $0.7 million, or approximately 7%, on a constant currency basis. The Consumer, Health Care, Education and the Industrial industry groups experienced increases in net revenue in the first quarter of 2006 compared to the first quarter of 2005.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $2.2 million, or 3.3%, to $70.1 million for the three months ended March 31, 2006 from $67.9 million for the three months ended March 31, 2005. Fixed salaries and employee benefits increased $3.2 million and performance-based compensation expense decreased $1.0 million. Fixed salaries and employee benefits include stock-based compensation expense earned under prior year equity awards requiring satisfaction of both service and performance conditions.

The increase in fixed salaries and employee benefits expense of $3.2 million was primarily attributable to a 2.4% increase in headcount since the first quarter of 2005 and a $2.2 million increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily due to additional expense of $1.3 million related to service-based restricted stock units granted in March 2005, $0.6 million related to stock option expense now recorded in earnings under SFAS No. 123R, $0.8 million related to prior year equity awards requiring satisfaction of both service and performance conditions. These increases were offset by stock-based compensation award forfeitures of $0.5 million, including the $0.4 million cumulative effect for forfeiture estimates recorded for previously granted but unvested or exercised awards upon the adoption of SFAS No. 123R.

Performance-based compensation expense decreased $1.0 million in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of the new compensation policy adopted in the second quarter of 2005. Under this policy, between 10% and 20% of consultant and management bonuses (plus a 10% premium) are awarded in the form of performance-and service-based restricted stock units that vest ratably over a three-year period from the date of grant. Compensation expense related to these restricted stock units is recognized using a graded vesting attribution method over the requisite service period which, for 2006, began January 1 as bonuses are earned through a combination of performance and service requirements through the final vesting date, which is generally three years from the date of grant. This resulted in a deferral of $2.1 million of compensation expense during the first quarter of 2006 as compared to the first quarter of 2005, during which 100% of the bonus was being recognized in that fiscal period, as the new compensation policy was adopted in the 2005 second quarter. This decrease was offset by an increase of $1.1 million in performance-based compensation expense for the first quarter of 2006.

In the first quarter of 2006, we made an immaterial change to the interim reporting of our U.S. social security taxes, which in prior years had been allocated among interim quarters. In 2006, these amounts are recognized in expense as the employer liability is incurred.

Excluding a positive impact of $1.9 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated salaries and employee benefits increased approximately 6% as compared to the same quarter in 2005.

General and administrative expenses. Consolidated general and administrative expenses decreased $1.5 million, or 6.3%, to $22.7 million for the three months ended March 31, 2006 from $24.3 million for the three months ended March 31, 2005. Discretionary spending, primarily related to fees for professional services and business development, decreased $0.6 million and bad debt expense decreased by $0.1 million. Also, depreciation expense decreased $0.4 million in the first quarter of 2006 along with a decrease of $0.4 million of other infrastructure costs, reflecting the benefits of prior year restructuring actions.

Restructuring charges. In the second quarter of 2005, we announced initiatives to improve operating margin in order to meet company-wide profitability objectives. During 2005, we recorded restructuring charges of $22.5 million. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a company commits to an exit or disposal plan. As such, certain costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred.

In the first quarter of 2006, we revised estimates of previously announced restructuring initiatives and recorded restructuring charges of $0.2 million, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties. Additionally, we may record additional changes to cost estimates during the remainder of 2006 primarily related to the final determination of certain accruals. However, these amounts are not expected to be material.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2006 will be $3.8 million. The remaining accrued restructuring charges of $11.7 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

Operating income. Our consolidated operating income was $8.4 million for the three months ended March 31, 2006 compared to operating income of $6.4 million for the three months ended March 31, 2005.

The increase in operating income of $2.0 million was due to the increase in net revenue of $2.9 million and a decrease of $1.5 million in general and administrative expenses partially offset by increases of $2.2 million in salaries and employee benefits and $0.2 million in restructuring charges.

In the Americas, operating income for the three months ended March 31, 2006 increased $0.9 million to $9.8 million from $8.9 million for the three months ended March 31, 2005. Net revenue increased by $1.2 million. General and administrative expenses in the Americas decreased $0.8 million in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of $0.4 million of lower discretionary spending, $0.2 million lower bad debt expense and $0.2 million of lower depreciation expense. Salaries and employee benefits expense increased by $1.1 million.

Fixed salaries and employee benefits expense increased $3.1 million primarily attributable to a 13% increase in consultant headcount since the first quarter of 2005 and a $1.2 million increase in stock-based compensation expense primarily due to the increase in the number of outstanding restricted stock units.

Performance-based compensation expense decreased $2.0 million in the first quarter of 2006 compared to the first quarter of 2005. Of this decrease, $1.0 million is a result of our new compensation policy whereby a portion of consultant and management bonuses are paid in the form of restricted stock units. Since this new policy was not established until the second quarter of 2005, performance-based compensation expense was recorded in the first quarter of 2005 as if it would be paid entirely in cash. Since compensation expense related to restricted stock units is recognized over a longer period as compared to cash compensation, the new policy reduced compensation expense in the first quarter of 2006 as compared to the first quarter of 2005 during which time the new policy was not in place. Also, performance-based compensation expense decreased $1.0 million based on expected annualized consultant performance.

In Europe, operating income for the three months ended March 31, 2006 increased $1.9 million to $2.8 million from $0.9 million for the three months ended March 31, 2005 as a result of increased net revenue combined with benefits from cost saving initiatives that began in the second quarter of 2005. Along with an increase in net revenue of $1.3 million, general and administrative expenses decreased $0.6 million primarily as a result of the continued cost containment initiatives. Salaries and employee benefits expenses remained constant in the first quarter of 2006 compared to the 2005 first quarter as a decrease in fixed expenses were offset by increases in performance-based compensation expenses.

In Asia Pacific, operating income for the three months ended March 31, 2006 was $2.6 million, an increase of $0.1 million, compared to operating income of $2.5 million for the three months ended March 31, 2005. The increase in net revenue of $0.4 million partially was offset by an increase of $0.3 million in salaries and employee benefits expense. General and administrative expenses remained constant.

Unallocated corporate expenses for the three months ended March 31, 2006 were $6.5 million, an increase of $0.7 million, compared to unallocated corporate expenses of $5.8 million for the three months ended March 31, 2005. The increase of $0.7 million in unallocated corporate expenses was primarily due to increased fixed salaries and employee benefits expense due to increased headcount and increased stock-based compensation expense of $0.4 million since the first quarter of 2005.

Restructuring cost estimates were revised by a net $0.2 million in the first quarter of 2006. There were no new restructuring initiatives or new charges recorded in the first quarter 2005. The restructuring charges are explained in the preceding section captioned Restructuring Charges.

Net non-operating income. Net non-operating income was $2.2 million for the three months ended March 31, 2006, compared to $1.3 million for the three months ended March 31, 2005.

Net interest income in the first quarter of 2006 increased $0.6 million to $1.8 million primarily due to higher market interest rates available on the invested cash and short-term investments.

During the three months ended March 31, 2006, we recognized $0.2 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2005, we recognized $0.5 million of realized gains and $0.7 million of unrealized losses, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.2 million for the three months ended March 31, 2006, compared to $0.4 million for the three months ended March 31, 2005. Other non-operating income consists primarily of exchange gains and losses on intercompany balances.

Income taxes. In the first quarter of 2006, we reported income before taxes of $10.6 million and recorded an income tax provision of $4.7 million. Our effective tax rate for the first quarter of 2006 was 44%, which is higher than the estimated annual effective tax rate of 38% due to non-cash tax adjustments associated with foreign deferred taxes as a result of our transition from deducting foreign income taxes paid to claiming them as a credit in 2006. We expect this change will allow us to realize cash and book tax benefits from foreign tax credits in 2006. With the impact of the higher rate for first quarter, the full year rate is currently forecasted to be approximately 40%, although there may be quarterly volatility.

In determining the quarterly provision for income taxes, we used an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the first quarter of 2005, we recorded $0.8 million of income tax expense primarily for certain of our foreign operations. The annual effective tax rate used to record the income tax provision for the first quarter of 2005 was 18% which is lower than the statutory rate, primarily as a result of the partial reduction of the previously recorded valuation allowance relating to net deferred tax assets associated with tax deductions that would be available for carryback to recover taxes paid in 2005 and the utilization of net operating loss and capital loss carryforwards. The effective tax rate for the first quarter of 2005 was only 10% as we recorded certain significant discrete tax items during the first quarter that were not considered in the estimate of the annual effective tax rate. Such items included a further reduction in the valuation allowance and expected refunds of state income tax payments made in prior years.

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

We historically have paid a portion of our bonuses in December and the remainder in March. Going forward, we expect to pay all bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

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

Lines of credit. In December 2003, we entered into a $60.0 million, three year, committed revolving credit facility (the “Facility”). Under the Facility, we may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Facility sets limits on our ability to make acquisitions above a designated amount without bank approval and to incur additional debt outside of the Facility. We pay a facility fee even if no portion of the Facility is used. The Facility expires in December 2006. Management believes that it will be able to obtain a new, but similar facility prior to the expiration date of the current facility.

There were no borrowings outstanding under the facility at either March 31, 2006 or December 31, 2005. At March 31, 2006, we were in compliance with the financial covenants of the Facility, and no event of default existed.

Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $158.4 million and $184.9 million at March 31, 2006 and 2005, respectively. The amount of cash, cash equivalents and short-term investments at December 31, 2005 was $203.7 million.

Cash flows from operating activities. For the three months ended March 31, 2006, cash used in operating activities was $35.3 million, principally reflecting a seasonal increase in trade receivables and the payment of cash bonuses of approximately $46 million in March 2006, partially offset by cash flows from our first quarter net income.

As a result of the new compensation policy adopted in the second quarter of 2005, a portion of consultant and management bonuses paid in March 2006 were settled in the form of restricted stock units and not in cash. Had the March 2006 bonuses been paid entirely in cash, the bonus payments would have been approximately $55 million.

For the three months ended March 31, 2005, cash used in operating activities was $37.3 million, primarily reflecting an increase in trade receivables and the payment of approximately $35 million in cash bonuses and income taxes in March 2005, partially offset by our net income.

Cash flows from investing activities. Cash used in investing activities was $89.3 million for the three months ended March 31, 2006 primarily as a result of the purchase of short-term investments of $88.8 million and capital expenditures of $0.5 million. Cash used in investing activities was $3.4 million for the three months ended March 31, 2005 primarily as a result of capital expenditures of $1.1 million and net purchases of short-term investments of $2.9 million.

Cash flows from financing activities. Cash used in financing activities for the three months ended March 31, 2006 was $10.9 million as a result of the repurchase of shares of common stock offset by proceeds from stock options exercised during the period and the tax benefits related to stock-based compensation. Cash provided by financing activities for the three months ended March 31, 2005 was $1.2 million primarily as a result of proceeds from stock options exercised during the quarter offset by repurchases of our common stock.

On October 22, 2004, our Board of Directors authorized the Company to repurchase shares of our common stock with an aggregate total amount up to $30 million. Also at that date, the previous authorization to purchase up to $20 million through May 21, 2005 was cancelled. We purchased 1,115,375 shares of our common stock for $30.0 million under the October 2004 authorization, which was completed during the second quarter of 2005.

On September 16, 2005, our Board of Directors authorized the Company to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. Through March 31, 2006, we have purchased 774,229 shares of our common stock for $26.2 million under the September 2005 authorization.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 10, 2006 and in Note 3, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its significant estimates and assumptions relate to revenue recognition, variable compensation, accruals for the consolidation and closing of offices recorded as part of our restructuring charges, valuation of income taxes, goodwill and other intangible assets and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 10, 2006.

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

During the three months ended March 31, 2006, we recognized $0.2 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2005, we recognized $0.5 million of realized gains and $0.7 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currencies of our subsidiaries have been designated as the functional currencies, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. Based on our net income of $5.9 million for the three months ended March 31, 2006, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 11, Segment Information, in the Notes to Consolidated Financial Statements.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of the Company’s arrangements with certain professional service companies that provided consulting services to the Company. While there has been no assessment made as a result of the audit, the Company believes an assessment is reasonably possible; however, the potential amount of any such assessment cannot be reasonably estimated at this time. The Company also believes that the amount of an assessment, if any, would not be material to the Company’s financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended March 31, 2006. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Mar. 1, 2006 – Mar. 31, 2006	480,603	34.49	16,576,991	23,761,192

On September 16, 2005, the Company’s Board of Directors authorized the Company to repurchase shares of its common stock with an aggregate total amount up to $50 million. No time limit has been set for completion of this program.

ITEM 6. EXHIBITS

Exhibit No.	Description
*10.01	Employment Agreement of Patricia R. Willard

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2006

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Chief Financial Officer