Form 10-Q
period 2006-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2006-08-09
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 3, 2006, there were 17,447,149 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$109,765	$203,689
Short-term investments	50,000	—
Accounts receivable, less allowance for doubtful accounts of $2,799 and $2,668 at June 30, 2006 and December 31, 2005, respectively	78,452	53,334
Other receivables	5,183	4,463
Prepaid expenses	8,846	8,178
Income taxes recoverable, net	6,815	3,536
Deferred income taxes, net	8,275	8,579

Total current assets	267,336	281,779

Non-current assets:
Property and equipment, net	18,244	21,104
Assets designated for retirement and pension plans	29,984	26,727
Investments	3,039	1,839
Other non-current assets	5,982	5,216
Goodwill	47,782	46,655
Other intangible assets, net	6,071	6,239
Deferred income taxes, net	21,120	21,363

Total non-current assets	132,222	129,143

Total assets	$399,558	$410,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Current liabilities:
Accounts payable	$8,865	$6,019
Accrued salaries and employee benefits	80,337	84,169
Other accrued liabilities	28,538	25,314
Current portion of accrued restructuring charges	3,588	6,313

Total current liabilities	121,328	121,815

Non-current liabilities:
Retirement and pension plans	35,398	31,446
Non-current portion of accrued restructuring charges	11,133	12,297
Other non-current liabilities	8,169	7,879

Total non-current liabilities	54,700	51,622

Total liabilities	176,028	173,437

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,437,949 and 18,577,991 shares outstanding at June 30, 2006 and December 31, 2005, respectively	196	196
Treasury stock at cost, 2,147,828 and 1,007,786 shares at June 30, 2006 and December 31, 2005, respectively	(68,800)	(28,156)
Additional paid in capital	254,024	263,228
Retained earnings	30,947	14,631
Accumulated other comprehensive income	7,163	2,955
Deferred stock-based compensation	—	(15,369)

Total stockholders’ equity	223,530	237,485

Total liabilities and stockholders’ equity	$399,558	$410,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	$120,173	$103,373	$221,654	$201,955
Reimbursements	5,765	4,521	10,567	11,396

Total revenue	125,938	107,894	232,221	213,351

Operating expenses:
Salaries and employee benefits	81,010	68,054	151,144	135,966
General and administrative expenses	23,266	22,366	46,004	46,643
Reimbursed expenses	5,765	4,455	10,567	11,342
Restructuring charges	379	20,837	555	20,837

Total operating expenses	110,420	115,712	208,270	214,788

Operating income (loss)	15,518	(7,818)	23,951	(1,437)

Non-operating income (expense):
Interest income	1,467	1,264	3,254	2,421
Interest expense	(8)	(186)	(21)	(341)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	(81)	(46)	115	(196)
Other, net	(674)	709	(451)	1,118

Net non-operating income	704	1,741	2,897	3,002

Income (loss) before income taxes	16,222	(6,077)	26,848	1,565
Provision for (benefit from) income taxes	5,832	(1,110)	10,532	(328)

Net income (loss)	$10,390	$(4,967)	$16,316	$1,893

Basic earnings (loss) per common share	$0.58	$(0.26)	$0.89	$0.10

Diluted earnings (loss) per common share	$0.55	$(0.26)	$0.85	$0.09

Weighted average common shares outstanding:
Basic	18,069	18,956	18,310	19,090
Diluted	18,962	18,956	19,212	20,200

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional		Accumulated Other Compre-	Deferred Stock-Based
	Issued Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	hensive Income	Compen- sation	Total
Balance at December 31, 2005	19,586	$196	1,008	$(28,156)	$263,228	$14,631	$2,955	$(15,369)	$237,485

Net income	—	—	—	—	—	16,316	—	—	16,316

Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	4,208	—	4,208

Total comprehensive income	—	—	—	—	—	16,316	4,208	—	20,524

Treasury and common stock transactions:
Reclassify deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	—	—	(15,369)	—	—	15,369	—
Cumulative effect of forfeitures	—	—	—	—	(351)	—	—	—	(351)
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	4,370	—	—	—	4,370
Stock-based compensation	—	—	—	—	8,447	—	—	—	8,447
Exercise of stock options	—	—	(168)	4,781	(1,997)	—	—	—	2,784
Vesting of restricted stock units, net of tax withholdings	—	—	(147)	4,035	(5,971)	—	—	—	(1,936)
Purchases of treasury stock	—	—	1,455	(49,460)		—	—	—	(49,460)
Tax benefits related to stock-based compensation	—	—	—	—	1,667	—	—	—	1,667

Balance at June 30, 2006	19,586	$196	2,148	$(68,800)	$254,024	$30,947	$7,163	$—	$223,530

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$16,316	$1,893
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,072	5,956
Deferred income taxes	547	2,146
Net realized and unrealized gains (losses) on equity and warrant portfolio	(115)	196
Stock-based compensation expense, net	11,171	6,127
Restructuring charges	555	20,837
Cash paid for restructuring charges	(4,444)	(20,079)
Changes in assets and liabilities:
Trade and other receivables	(23,725)	(24,530)
Accounts payable	(1,212)	(4,634)
Accrued expenses	(4,275)	3,880
Income taxes recoverable and payable, net	(3,462)	(12,027)
Other assets and liabilities, net	(1,357)	(4,068)

Net cash used in operating activities	(4,929)	(24,303)

Cash flows from investing activities:
Capital expenditures	(1,327)	(3,125)
Proceeds from sales of equity securities	397	1,313
Payments to consultants related to sales of equity securities	(212)	(18,004)
Proceeds from sales of short-term investments	59,999	156,875
Purchases of short-term investments	(109,999)	(102,550)
Other, net	47	41

Net cash provided by (used in) investing activities	(51,095)	34,550

Cash flows from financing activities:
Proceeds from stock options exercised	2,784	5,460
Purchases of treasury stock	(45,536)	(27,498)
Excess tax benefits related to stock-based compensation	1,782	—
Other	315	—

Net cash used in financing activities	(40,655)	(22,038)

Effect of foreign currency exchange rates on cash and cash equivalents	2,755	(2,961)

Net decrease in cash and cash equivalents	(93,924)	(14,752)

Cash and cash equivalents:
Beginning of period	203,689	98,428

End of period	$109,765	$83,676

Supplemental schedule of noncash financing activities:
Total value of treasury stock purchases	$49,460	$27,498
Cash paid for treasury stock purchases	(45,536)	(27,498)

Accrued treasury stock purchases	$3,924	$—

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

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Upon adoption of SFAS No. 123R, the Company recognized income of $0.4 million ($0.2 million net of tax, or $0.01 per diluted share) resulting from the application of an estimated forfeiture rate to its existing unvested awards, which was recorded as a component of salaries and employee benefits expense in the first quarter of 2006. The Company previously recognized forfeitures as they were incurred. Additionally, under SFAS No. 123R, the Company has elected to recognize compensation expense for all share-based awards with service periods beginning subsequent to the adoption of SFAS No. 123R on a straight-line basis over the service period of the award, unless the award has a performance condition, in which case compensation expense will be recognized using a graded vesting attribution method. Also, under SFAS No. 123R the benefits of tax deductions in excess of recognized compensation cost are now reported as a financing cash flow instead of as an operating cash flow as required under previous accounting literature.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB No. 25 and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The adoption of SFAS No. 123R results in compensation expense being recorded for stock options based on the grant date fair value of the options.

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
Income before income taxes	$16,222	$17,175	$26,848	$28,036
Net income	10,390	10,971	16,316	17,041
Cash flows from operating activities	30,328	32,425	(4,929)	(2,832)
Cash flows from financing activities	(29,734)	(31,831)	(40,655)	(42,752)

Basic earnings per share	$0.58	$0.61	$0.89	$0.94
Diluted earnings per share	$0.55	$0.58	$0.85	$0.90

Results for 2005 have not been restated to reflect the adoption of SFAS No.123R. Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123R, the Company’s pro forma net income and basic and diluted earnings per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss):
As reported	$(4,967)	$1,893
Add: Stock-based compensation expense already included in net income	4,504	6,127
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program	(5,751)	(9,233)

Pro forma	$(6,214)	$(1,213)

Basic earnings (loss) per share:
As reported	$(0.26)	$0.10
Pro forma	(0.33)	(0.06)
Diluted earnings (loss) per share:
As reported	$(0.26)	$0.09
Pro forma	(0.33)	(0.06)

Note:	Net income does not include a tax benefit on stock-based compensation in 2005. See Note 10, Income Taxes, for information about the factors that affected the provision for income taxes in that quarter.

A summary of information with respect to share-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total share-based compensation expense included in net income	$6,276	$4,504	$11,171	$6,127
Income tax benefit to share-based compensation included in net income	2,448	—	4,357	—

For the six months ended June 30, 2006, the excess tax benefit of $1.8 million was reflected as a cash flow from financing activities in the consolidated statement of cash flows. The total unrecognized compensation cost related to non-vested restricted stock and stock options that are not yet vested as of June 30, 2006 was approximately $28.2 million pre-tax, which is expected to be recognized over a weighted average of 1.9 years.

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

The Plan further provides that the total number of shares with respect to which incentive stock options may be granted shall not exceed 2,000,000. No incentive stock options have been granted under the Plan as of June 30, 2006.

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

Restricted Stock Units

Under the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the “RSU Plan”), the total number of restricted stock units and the underlying shares of the Company’s common stock which may be issued or delivered under the RSU Plan shall be determined by the Compensation Committee of the Board of Directors on an annual basis. Under the RSU Plan, the maximum number of shares of common stock reserved for issuance is subject to adjustment for certain anti-dilution provisions. Under the RSU Plan, the restricted stock units include both ratable and cliff vesting ranging between 3 to 5 years from the date of grant beginning on the first anniversary after the date of grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of both service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the six months ended June 30, 2006:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2005	821,500
Granted	689,013	$33.07
Vested and converted to common stock	(197,793)	$26.30
Forfeited	(14,217)	$33.32

Outstanding on June 30, 2006	1,298,503	$33.71

As of June 30, 2006, there was $24.4 million pre-tax of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

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

Activity for non-qualified stock options for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2005	2,045,545	$24.25	3.3
Granted	111,000	$33.19
Exercised	(167,780)	$16.92
Expired	(66,305)	$36.10
Forfeited	(2,201)	$18.59

Outstanding on June 30, 2006	1,920,259	$25.01	3.1	$16,957

Exercisable on June 30, 2006	1,464,594	$24.31	2.9	$13,956

As of June 30, 2006, there was $3.8 million pre-tax of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.0 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of stock options granted	$12.56	$11.24	$11.65	$15.38
Total grant-date fair value of stock options vested	2,012	2,218	4,851	7,401
Total intrinsic value of stock options exercised	830	2,327	2,936	6,734

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

	Six Months Ended June 30,
	2006	2005
Expected life (in years)	3.4	4.5
Risk-free interest rate	4.7%	4.0%
Expected volatility	40.8%	48.0%
Expected dividend yield	0%	0%

The Company used the Black-Scholes valuation model. The expected term input is based on a forward-looking stock price lattice model incorporating the Company’s historical exercise data and projected post-vest turnover rate. Expected volatility is based on a simple average of the historical volatility of the Company’s stock corresponding to the expected term of the option and the implied volatility provided by its traded options pursuant to SEC Staff Accounting Bulletin No. 107. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected life. A projected dividend yield of 0% was used in the valuation.

3. Summary of Significant Accounting Policies

Performance-based Compensation

In the second quarter of 2005, the Company adopted a new compensation policy in order to better align consultants’ interests with those of the shareholders and increase consultant share ownership. Under the new policy, between 10% and 20% of consultant and management bonuses (plus a premium of 10% on the shares received) are paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units are issued in the month of March following the year in which the bonus was earned. Compensation expense related to these restricted stock units is recognized over the service period which, for this year, is considered to have begun at the start of 2006 as bonuses are earned. Compensation expense recognized prior to the date of grant is considered stock-based compensation expense. A corresponding amount is classified as a current liability until the date of grant, at which time the liability is reclassified as a component of stockholders’ equity.

Other Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 10, 2006.

Recently Issued Financial Accounting Standards

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for annual periods beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on the Company’s financial condition and results of operations.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2005	$31,117	$13,904	$1,634	$46,655
Exchange rate fluctuations	—	1,099	28	1,127

Balance at June 30, 2006	$31,117	$15,003	$1,662	$47,782

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		June 30, 2006			December 31, 2005
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.6	$13,872	$(7,801)	$6,071	$13,370	$(7,131)	$6,239

Intangible amortization expense for the three months ended June 30, 2006 and 2005 was $228 thousand and $219 thousand, respectively. Intangible amortization expense for the six months ended June 30, 2006 and 2005 was $452 thousand and $437 thousand, respectively. The estimated intangible amortization expense is approximately $917 thousand per year for fiscal years 2006 through 2009 and approximately $523 thousand in fiscal year 2010.

5. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$72	$95	$141	$194
Interest cost	265	287	517	587
Amortization of net gain	—	(83)	—	(169)

Net periodic benefit cost	$337	$299	$658	$612

The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and six months ended June 30, 2006.

6. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$10,390	$(4,967)	$16,316	$1,893
Change in foreign currency translation adjustments	3,127	(1,974)	4,208	(3,355)
Change in unrealized gain (loss) on available-for-sale investments	—	(39)	—	(129)

Comprehensive income (loss)	$13,517	$(6,980)	$20,524	$(1,591)

7. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings (loss) per common share:
Net income (loss)	$10,390	$(4,967)	$16,316	$1,893

Weighted average common shares outstanding	18,069	18,956	18,310	19,090

Basic earnings (loss) per common share	$0.58	$(0.26)	$0.89	$0.10

Diluted earnings (loss) per common share:
Net income (loss)	$10,390	$(4,967)	$16,316	$1,893

Weighted average common shares outstanding	18,069	18,956	18,310	19,090
Dilutive common shares	893	—	902	1,110

Weighted average diluted common shares outstanding	18,962	18,956	19,212	20,200

Diluted earnings (loss) per common share	$0.55	$(0.26)	$0.85	$0.09

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

During the first six months of 2006, the Company recorded restructuring charges of $0.6 million related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain previously restructured sublet properties.

Changes in the accrual for restructuring charges for the six months ended June 30, 2006 are as follows:

	Employee- related	Office- related	Total
Accrual balance at December 31, 2005	$2,861	$15,749	$18,610
Restructuring charges	(45)	600	555
Cash payments	(2,148)	(2,296)	(4,444)

Accrual balance at June 30, 2006	$668	$14,053	$14,721

The Company expects that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2006 will be $3.6 million. The remaining accrued restructuring charges of $11.1 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

9. Realized and Unrealized Gains on Equity and Warrant Portfolio

The realized and unrealized gains, net of consultants’ share of the gains and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Realized gains on investments	$142	$61	$164	$582
Unrealized gains (losses) on derivative instruments	(223)	(107)	(49)	(778)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$(81)	$(46)	$115	$(196)

10. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the second quarter of 2006, the Company reported income before taxes of $16.2 million and recorded an income tax provision of $5.8 million resulting in an effective tax rate of 36.0%.

In the second quarter of 2005, the Company reported a loss before tax of $6.1 million and recorded an income tax benefit of $1.1 million. The effective tax benefit rate for the second quarter of 2005 was 18.3% which was slightly higher than the full year effective tax rate as it included an income tax benefit to adjust the first quarter income tax provision to the revised full year effective tax rate.

For the first six months of 2006, the Company reported income before taxes of $26.8 million and recorded an income tax provision of $10.5 million. The Company’s effective tax rate for the six months ended June 30, 2006 was 39.2%. This rate is higher than the estimated annual effective tax rate before discrete items of 36.0% primarily due to non-cash tax adjustments recorded in the first six months of 2006 as a result of the Company’s transition from deducting foreign income taxes paid to claiming them as a credit in 2006. The full year rate inclusive of discrete items is currently forecasted to be approximately 38 percent, although there may be quarterly volatility.

For the first six months of 2005, the Company reported income before taxes of $1.6 million and recorded an income tax benefit of $0.3 million. An estimated annual effective tax rate of 15.9% was used to record an income tax provision for the first six months of 2005. In addition, the Company recorded an income tax benefit related to certain significant discrete tax items during the first six months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a reduction in the valuation allowance related to deferred tax assets in foreign jurisdictions and an increase in expected refunds of state income tax payments made in prior years.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Americas	$68,115	$59,302	$123,911	$113,879
Europe	40,468	34,325	75,863	68,412
Asia Pacific	11,590	9,746	21,880	19,664

Revenue before reimbursements (net revenue)	120,173	103,373	221,654	201,955
Reimbursements	5,765	4,521	10,567	11,396

Total	$125,938	$107,894	$232,221	$213,351

Operating income (loss):
Americas	$16,082	$15,810	$25,856	$24,663
Europe	3,934	1,215	6,762	2,071
Asia Pacific	2,913	2,251	5,470	4,741

Total regions	22,929	19,276	38,088	31,475
Corporate	(7,032)	(6,257)	(13,582)	(12,075)
Restructuring charges	(379)	(20,837)	(555)	(20,837)

Total	$15,518	$(7,818)	$23,951	$(1,437)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Depreciation and amortization:
Americas	$985	$1,240	$2,077	$2,548
Europe	928	1,091	1,745	2,360
Asia Pacific	196	207	403	393

Total regions	2,109	2,538	4,225	5,301
Corporate	322	390	847	655

Total	$2,431	$2,928	$5,072	$5,956

Capital expenditures:
Americas	$359	$817	$542	$1,217
Europe	291	459	447	942
Asia Pacific	80	561	167	647

Total regions	730	1,837	1,156	2,806
Corporate	106	235	171	319

Total	$836	$2,072	$1,327	$3,125

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	June 30, 2006	December 31, 2005
Identifiable assets:
Americas	$93,980	$84,076
Europe	129,265	112,079
Asia Pacific	41,531	37,285

Total regions	264,776	233,440
Corporate	134,782	177,482

Total	$399,558	$410,922

Goodwill and other intangible assets, net:
Americas	$33,379	$33,674
Europe	18,812	17,586
Asia Pacific	1,662	1,634

Total	$53,853	$52,894

12. Guarantees

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is $1.5 million as of June 30, 2006. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998. The suit sought damages, including between $59 million and $75 million, based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all the claims made by Mt. Sinai. Mt. Sinai then filed an appeal with respect to this decision. On July 12, 2006, the U.S. Court of Appeals for the 11th Circuit Court affirmed the decision of the U.S. District Court for the Southern District of Florida to dismiss all claims made against the Company. On July 31, 2006, Mt. Sinai filed a petition for re-hearing with the 11th Circuit Court, which petition has not yet been ruled upon.

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

We provide our services to a broad range of clients through the expertise of 335 consultants located in 26 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, new search confirmation trends, consultant productivity and fee per executive search.

Revenue growth is driven by a combination of additional consultants, increased executive searches, higher productivity levels and higher average fees per search or service. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches completed, productivity levels and the average fee per search will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our Company and our shareholders. Consultants are rewarded for individual performance based on a system that directly ties compensation to the amount of net revenue for which the consultant is responsible. Each quarter, we review and update the expected annual performance and compensation accruals for our consultants. At the group and company level, variable compensation is based on our performance against company-wide and regional profitability targets approved by the Compensation Committee of the Board of Directors and recorded based on the performance of the respective region and the Company as a whole. As a result, the variable portion of compensation expense may fluctuate significantly from quarter to quarter.

In the second quarter of 2005, we adopted a new compensation policy in order to better align consultants’ interests with those of the shareholders and increase consultant share ownership. Under this policy, a portion of consultant and management bonuses are paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The amount paid in the form of restricted stock units varies between 10% and 20% (plus a premium of 10% on the shares received) depending on the employee’s position. The restricted stock units are issued in the quarter following the year in which the performance portion of the awards is earned. Compensation expense related to awards requiring satisfaction of both service and performance conditions is recognized using a graded vesting attribution method over the requisite service period which for 2006, began January 1 and continues through the final vesting date, which is generally three years from the date of grant.

2006 Outlook

In our 2005 fourth quarter and year-end press release and quarterly conference call on March 1, 2006, we announced a change in our policy for providing financial guidance. Starting with the 2006 year, we changed from providing quarterly net revenue and operating margin guidance to providing only annual net revenue and operating margin guidance. For 2006, we reiterate our annual guidance and our expectation to achieve net revenue of between $445 million and $465 million, representing growth over 2005 net revenue of between 8 percent and 13 percent. At those net revenue levels, we expect 2006 full-year operating margin, excluding any changes to estimates in restructuring reserves, to improve to approximately 12 percent. Net income and earnings per share are expected to reflect an effective tax rate of between 38 percent and 40 percent, although quarterly and full-year tax rate estimates can be significantly impacted by country-level results, and can vary significantly by reporting period and by items that require immediate recognition in a particular quarter. New consultant hires, good productivity and current trends in new search confirmations, combined with the continued focus on expense controls, are the basis for reiterating our net revenue and operating margin targets for 2006.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.8	4.4	4.8	5.6

Total revenue	104.8	104.4	104.8	105.6

Operating expenses:
Salaries and employee benefits	67.4	65.8	68.2	67.3
General and administrative expenses	19.4	21.6	20.8	23.1
Reimbursements	4.8	4.3	4.8	5.6
Restructuring charges	0.3	20.2	0.3	10.3

Total operating expenses	91.9	111.9	94.0	106.4

Operating income (loss)	12.9	(7.6)	10.8	(0.7)

Non-operating income (expense):
Interest income	1.2	1.2	1.5	1.2
Interest expense	0.0	(0.2)	0.0	(0.2)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	(0.1)	—	0.1	(0.1)
Other, net	(0.6)	0.7	(0.2)	0.6

Net non-operating income	0.6	1.7	1.3	1.5

Income (loss) before income taxes	13.5	(5.9)	12.1	0.8
Provision for (benefit from) income taxes	4.9	(1.1)	4.8	(0.2)

Net income (loss)	8.6%	(4.8)%	7.4%	0.9%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Americas	$68,115	$59,302	$123,911	$113,879
Europe	40,468	34,325	75,863	68,412
Asia Pacific	11,590	9,746	21,880	19,664

Revenue before reimbursements (net revenue)	120,173	103,373	221,654	201,955
Reimbursements	5,765	4,521	10,567	11,396

Total	$125,938	$107,894	$232,221	$213,351

Operating income (loss):
Americas	$16,082	$15,810	$25,856	$24,663
Europe	3,934	1,215	6,762	2,071
Asia Pacific	2,913	2,251	5,470	4,741

Total regions	22,929	19,276	38,088	31,475
Corporate	(7,032)	(6,257)	(13,582)	(12,075)
Restructuring charges	(379)	(20,837)	(555)	(20,837)

Total	$15,518	$(7,818)	$23,951	$(1,437)

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenue before reimbursements (net revenue). Consolidated net revenue increased $16.8 million, or 16.3%, to $120.2 million for the three months ended June 30, 2006 from $103.4 million for the three months ended June 30, 2005. Net revenue increased in the Consumer, Financial Services, Health Care, Higher Education/Nonprofit and Technology industry groups in the second quarter compared to the second quarter of 2005. The number of confirmed executive searches increased 6.2% compared to the second quarter of 2005. The number of executive search consultants increased to 335 as of June 30, 2006, compared to 315 as of December 31, 2005 and 307 as of June 30, 2005. Annualized revenue per consultant improved to $1.4 million, compared to $1.3 million in the prior year second quarter. The negative impact of exchange rate fluctuations was less than one percentage point in the 2006 second quarter.

Net revenue in the Americas was $68.1 million for the three months ended June 30, 2006, an increase of $8.8 million, or 14.9%, from $59.3 million in the second quarter of 2005. Net revenue increased in the Consumer, Financial Services, Health Care, Higher Education/Nonprofit and Technology industry groups while the remaining industry groups reported slight declines in the second quarter of 2006 compared to the second quarter of 2005. The positive impact of exchange rate fluctuations was less than one percentage point in the 2006 second quarter. Net revenue in Europe was $40.5 million for the three months ended June 30, 2006, an increase of $6.1 million, or 17.9%, from $34.3 million in the second quarter of 2005. Net revenue increased in the Financial Services, Health Care and Higher Education/Nonprofit industry groups while the remaining industry groups reported slight declines in the second quarter of 2006 compared to the second quarter of 2005. The negative impact of exchange rate fluctuations was less than one percentage point in the 2006 second quarter. In Asia Pacific, net revenue was $11.6 million for the three months ended June 30, 2006, an increase of $1.8 million, or 18.9%, from $9.7 million in the second quarter of 2005, and increased $1.9 million, or approximately 20%, on a constant currency basis. The Consumer, Health Care, Industrial and Technology industry groups experienced increases in net revenue while the remaining industry groups experienced declines in the second quarter of 2006 compared to the second quarter of 2005.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $12.9 million, or 19.0%, to $81.0 million for the three months ended June 30, 2006 from $68.1 million for the three months ended June 30, 2005. Fixed salaries and employee benefits increased $4.4 million and performance-based compensation expense increased $8.5 million. Fixed salaries and employee benefits includes stock-based compensation expense earned under prior year equity awards requiring satisfaction of both service and performance conditions.

The increase in fixed salaries and employee benefits expense of $4.4 million was primarily attributable to a 5.2% increase in headcount since the second quarter of 2005 and a $1.7 million increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily due to additional expense of $0.9 million related to stock option expense now recorded in earnings under a new accounting standard and $0.7 million related to prior year equity awards containing both service and performance conditions.

Performance-based compensation expense increased $8.5 million in the second quarter of 2006 compared to the second quarter of 2005 primarily as a result of increased net revenue and expected annualized consultant performance. In addition, during the second quarter of 2005, we adopted a new compensation policy whereby between 10% and 20% of consultant and management bonuses (plus a premium of 10% on the shares received) are paid in the form of performance-and service-based restricted stock units that vest ratably over a three-year period from the date of grant. Compensation expense related to these restricted stock units is recognized using a graded vesting attribution method over the requisite service period which, for 2006, began January 1 as bonuses are earned through a combination of performance and service requirements through the final vesting date, which is generally three years from the date of grant. The longer period over which expense is recognized for compensation paid in the form of restricted stock units as opposed to cash resulted in a $3.0 million reduction in compensation expense for the first six months of 2005, which was recorded entirely in the second quarter of 2005 when the new compensation plan was implemented, as compared to a reduction of $1.9 million for the second quarter of 2006. In 2006, the amount of performance-based compensation to be paid in the form of restricted stock units increased from an average of 10% to 15% for certain individuals, which resulted in an additional reduction of compensation expense of $1.0 million in the second quarter of 2006.

General and administrative expenses. Consolidated general and administrative expenses increased $0.9 million, or 4.0%, to $23.3 million for the three months ended June 30, 2006 from $22.4 million for the three months ended June 30, 2005. The 2005 second quarter included a $0.6 million rebate of property taxes paid in prior years and a $0.5 million favorable settlement of an insurance claim. Absence of these items in 2006 was partially offset by 2006 second quarter decreases of $0.1 million of bad debt expense and $0.1 million of depreciation and other infrastructure costs.

As a percentage of net revenue, general and administrative expenses decreased to 19.4% in the second quarter of 2006, compared to 21.6% in the second quarter of 2005. This improvement reflects efforts undertaken to reduce operating expenses in 2005, a continued focus on cost control and higher net revenue levels.

Restructuring charges. In the second quarter of 2005, we announced initiatives to improve operating margin in order to meet company-wide profitability objectives and recorded restructuring charges of $20.8 million. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a company commits to an exit or disposal plan. As such, certain costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred.

In the second quarter of 2006, we revised estimates of previously announced restructuring initiatives and recorded restructuring charges of $0.4 million, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties. We may record additional changes to cost estimates during the remainder of 2006 primarily related to the final determination of certain accruals; however, these amounts are not expected to be material.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2006 will be $3.6 million. The remaining accrued restructuring charges of $11.1 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

Operating income (loss). Our consolidated operating income was $15.5 million for the three months ended June 30, 2006 compared to operating loss of $7.8 million for the three months ended June 30, 2005.

The increase in operating income of $23.3 million was due to lower restructuring charges of $20.4 million in the second quarter of 2006 and the increase in net revenue of $16.8 million offset by increases of $12.9 million in salaries and employee benefits expense and $0.9 million in general and administrative expenses.

In the Americas, operating income for the three months ended June 30, 2006 increased $0.3 million to $16.1 million from $15.8 million for the three months ended June 30, 2005. The increase in net revenue of $8.8 million was partially offset by increases in salaries and employee benefits expense of $8.1 million and general and administrative expenses of $0.4 million primarily related to increased business development costs. The year over year growth in operating income was negatively impacted by; the planned increase in consultant and employee headcount, higher bonus accruals in the 2006 second quarter based on our expectation that annual net revenue will be higher in 2006, the absence of a non-recurring benefit recorded in the second quarter of 2005 when the new compensation plan was adopted and stock option expense recorded for the first time in 2006.

Fixed salaries and employee benefits expense increased by $3.0 million primarily as a result of a 5.6% increase in headcount since the second quarter of 2005, higher stock-based compensation expense of $0.9 million due to the increase in the number of outstanding restricted stock units and expense related to stock options now recorded in earnings under a new accounting standard.

Performance-based compensation expense increased $5.1 million in the second quarter of 2006 compared to the second quarter of 2005. This increase is primarily the result of increased net revenue and expected annualized consultant performance. Also, we adopted a new compensation policy in the second quarter of 2005 whereby between 10% and 15% of consultant and management bonuses are paid in the form of restricted stock units and recognized ratably through the vesting period. This resulted in a $1.6 million reduction in compensation expense for the first six months of 2005, which was recorded entirely in the second quarter of 2005, compared to a reduction of $1.0 million in the second quarter of 2006. In 2006, the amount of performance-based compensation to be paid in the form of restricted stock units increased from 10% to 15% for certain individuals, which resulted in an additional deferral of $0.5 million in the second quarter of 2006.

In Europe, operating income for the three months ended June 30, 2006 increased $2.7 million to $3.9 million from $1.2 million for the three months ended June 30, 2005 as a result of increased net revenue combined with cost savings associated with restructuring initiatives that began in the second quarter of 2005. The increase in net revenue of $6.1 million was offset by an increase in general and administrative expenses of $0.5 million. Fixed salaries and employee benefits expense decreased by $0.2 million in the second quarter of 2006 compared to the second quarter of 2005. Performance-based compensation expense increased $3.1 million in the second quarter of 2006 compared to the second quarter of 2005 primarily as result of increased net revenue and expected annualized consultant performance.

In Asia Pacific, operating income for the three months ended June 30, 2006 was $2.9 million, an increase of $0.7 million, compared to operating income of $2.2 million for the three months ended June 30, 2005. The increase in net revenue of $1.8 million was offset by increases of $1.0 million in salaries and employee benefits expense and $0.1 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended June 30, 2006 were $7.0 million compared to $6.3 million for the three months ended June 30, 2005. The increase of $0.7 million in unallocated corporate expenses was primarily the result of increased fixed salaries and employee benefits due to increased headcount and increased stock-based compensation since the second quarter of 2005.

Restructuring charges were $0.4 million in the second quarter of 2006 as compared to $20.8 million in the 2005 second quarter. The restructuring charges are explained in the preceding section captioned Restructuring charges.

Net non-operating income. Net non-operating income was $0.7 million for the three months ended June 30, 2006, compared to $1.7 million for the three months ended June 30, 2005.

Net interest income in the second quarter of 2006 increased $0.2 million to $1.5 million primarily due to higher cash balances and higher investment returns on the invested cash.

During the three months ended June 30, 2006, we recognized $0.1 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio. During the three months ended June 30, 2005, we recognized $0.1 million of realized gains and $0.1 million of unrealized losses, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $0.7 million for the three months ended June 30, 2006, compared to net other non-operating income of $0.7 million for the three months ended June 30, 2005. Other non-operating income (expense) consists primarily of foreign currency transaction gains and losses, including those related to intercompany balances not considered permanent in nature, which are denominated in currencies other than the functional currency.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the second quarter of 2006, we reported income before taxes of $16.2 million and recorded an income tax provision of $5.8 million resulting in an effective tax rate of 36.0%.

In the second quarter of 2005, we reported a loss before tax of $6.1 million and recorded an income tax benefit of $1.1 million. The effective tax benefit rate for the second quarter of 2005 was 18.3% which is slightly higher than the full year effective tax rate as it includes an income tax benefit to adjust the first quarter income tax provision to the revised full year effective tax rate. The estimated annual effective tax rate of 15.9% was substantially lower than the statutory rate because of reductions in the valuation allowance as tax deductions related to deferred tax assets were used to reduce taxable income, significantly reducing the federal and state income tax provision in 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue before reimbursements (net revenue). Consolidated net revenue increased $19.7 million, or 9.8%, to $221.7 million for the six months ended June 30, 2006 from $202.0 million for the six months ended June 30, 2005. Net revenue increased in the Consumer, Financial Services, Health Care, Higher Education/Nonprofit and Technology industry groups in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The number of confirmed executive searches increased 3.9% compared to the six months ended June 30, 2005. The number of executive search consultants increased to 335 as of June 30, 2006, compared to 315 as of December 31, 2005 and 307 as of June 30, 2005. We maintained annualized revenue per consultant of $1.3 million, which is consistent with the six months ended June 30, 2005. Excluding a negative impact of $3.3 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, net revenue increased approximately 11%.

Net revenue in the Americas was $123.9 million for the six months ended June 30, 2006, an increase of $10.0 million, or 8.8%, from $113.9 million in the first six months of 2005, and increased $9.4 million or 8.3%, on a constant currency basis. Net revenue increased in the Consumer, Financial Services, Health Care, Higher Education/Nonprofit and Technology industry groups in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Net revenue in Europe was $75.9 million for the six months ended June 30, 2006, an increase of $7.5 million, or 10.9%, from $68.4 million in the first six months of 2005, and increased $11.0 million or approximately 16%, on a constant currency basis. Net revenue increased in the Financial Services, Health Care, Higher Education/Nonprofit and Technology industry groups while the remaining industry groups reported slight declines in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In Asia Pacific, net revenue was $21.9 million for the six months ended June 30, 2006, an increase of $2.2 million, or 11.3%, from $19.7 million in the first six months of 2005, and increased $2.6 million, or approximately 13%, on a constant currency basis. Net revenue increased in the Consumer, Health Care, Industrial and Technology industry groups while the remaining industry groups reported slight declines in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $15.1 million, or 11.2%, to $151.1 million for the six months ended June 30, 2006 from $136.0 million for the six months ended June 30, 2005. Fixed salaries and employee benefits increased $7.5 million and performance-based compensation expense increased $7.6 million. The increase in fixed salaries and employee benefits expense of $7.5 million was primarily attributable to a 5.2% net increase in consultant headcount since the second quarter of 2005. Also, stock-based compensation expense was higher by $4.3 million in the first six months of 2006 as compared to the first six months of 2005 primarily as a result of additional expense of $1.5 million related to stock option expense now recorded in earnings under a new accounting standard and $1.4 million related to equity awards containing both service and performance conditions.

Performance-based compensation expense increased $7.6 million in the first six months of 2006 compared to the first six months of 2005 primarily as a result of increased net revenue and higher accruals based on expected annualized consultant performance. Also, during the first six months of 2006, the amount of certain consultant and management bonuses paid in the form of restricted stock units increased from 10% to 15%. This resulted in a $1.5 million reduction in compensation expense in the first six months of 2006 as compared to the first six months of 2005.

Excluding a positive impact of $2.2 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated salaries and employee benefits increased approximately 13% compared to the same period in 2005.

General and administrative expenses. Consolidated general and administrative expenses decreased $0.6 million, or 1.4%, to $46.0 million for the six months ended June 30, 2006 from $46.6 million for the six months ended June 30, 2005 primarily as a result of decreases of $0.2 million in bad debt expenses, $0.3 million related to fees for professional services and $1.2 million in depreciation and other infrastructure costs. Also, 2005 period included a $0.6 million rebate of property taxes paid in prior years and a $0.5 million favorable settlement of an insurance claim.

Restructuring charges. In the second quarter of 2005, we announced initiatives to improve operating margin in order to meet company-wide profitability objectives. During the first six months of 2005, we recorded restructuring charges of $20.8 million. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a company commits to an exit or disposal plan. As such, certain costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred.

In the first six months of 2006, we revised estimates of previously announced restructuring initiatives and recorded restructuring charges of $0.6 million, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties. We may record additional changes to cost estimates during the remainder of 2006 primarily related to the final determination of certain accruals; however, these amounts are not expected to be material.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2006 will be $3.6 million. The remaining accrued restructuring charges of $11.1 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

Operating income (loss). Our consolidated operating income was $24.0 million for the six months ended June 30, 2006 compared to an operating loss of $1.4 million for the six months ended June 30, 2005.

The increase in operating income of $25.4 million was due to lower restructuring charges of $20.3 million in the 2006 period and the increase in net revenue of $19.7 million and decrease of $0.7 million in general and administrative expenses offset by an increase of $15.2 million in salaries and employee benefits expense.

In the Americas, operating income for the six months ended June 30, 2006 increased $1.2 million to $25.9 million from $24.7 million for the six months ended June 30, 2005. As net revenue increased by $10.0 million, salaries and employee benefits expense increased by $9.2 million. Fixed salaries and employee benefits expense increased by $6.1 million primarily as a result of a 5.6% increase in headcount since the second quarter of 2005 and higher stock-based compensation expense related to the number of restricted stock units granted in the first quarter of 2006 as compared to first quarter 2005. Performance-based compensation expense increased $3.1 million primarily as a result of increased net revenue in 2006 and adjustments to both 2005 and 2006 accrual levels based on expected annualized consultant performance. The decrease in general and administrative expenses of $0.3 million is a result of higher discretionary spending of $0.3 million offset by decreases of $0.2 million in bad debt expense and $0.4 million in infrastructure expenses.

In Europe, operating income for the six months ended June 30, 2006 increased $4.7 million to $6.8 million from $2.1 million for the six months ended June 30, 2005 as a result of increased net revenue combined with cost savings associated with restructuring initiatives that began in the second quarter of 2005. The increase in net revenue of $7.5 million and decrease of $0.1 million in general and administrative expenses were partially offset by an increase of $2.9 million of salaries and employee benefits expense.

In Asia Pacific, operating income for the six months ended June 30, 2006 was $5.5 million, an increase of $0.7 million, compared to operating income of $4.7 million for the six months ended June 30, 2005. The increase in net revenue of $2.2 million was partially offset by an increase of $1.3 million in salaries and employee benefits expense and an increase of $0.2 million of general and administrative expenses.

Unallocated corporate expenses for the six months ended June 30, 2006 were $13.6 million, an increase of $1.5 million, compared to $12.1 million for the six months ended June 30, 2005. An increase in salaries and employee benefits of $1.8 million was partially offset by lower general and administrative expenses. The increase in salaries and employee benefits is primarily due to increased headcount since the second quarter of 2005 and $1.1 million of increased stock-based compensation, including $0.5 million related to stock option expense now recorded in earnings under a new accounting standard.

Restructuring charges were $0.6 million in the first six months of 2006, down from $20.8 in the first six months of 2005. The restructuring charges are explained in the preceding section captioned Restructuring charges.

Net non-operating income. Net non-operating income was $2.9 million for the six months ended June 30, 2006, compared to $3.0 million for the six months ended June 30, 2005.

Net interest income in the first six months of 2006 increased $1.2 million to $3.2 million primarily due to higher cash balances and higher investment returns on the invested cash.

During the six months ended June 30, 2006, we recognized $0.2 million of realized gains and less than $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2005, we recognized $0.6 million of realized gains and $0.8 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $0.5 million for the six months ended June 30, 2006, compared to net other non-operating income of $1.1 million for the six months ended June 30, 2005. Other non-operating income (expense) consists primarily of foreign currency transaction gains and losses, including those related to intercompany balances not considered permanent in nature, which are denominated in currencies other than the functional currency.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

For the first six months of 2006, we reported income before taxes of $26.8 million and recorded an income tax provision of $10.5 million. Our effective tax rate for the six months ended June 30, 2006 was 39.2%. This rate is higher than the estimated annual effective tax rate of 36.0% primarily due to non-cash tax adjustments recorded in the first six months of 2006 as a result of our transition from deducting foreign income taxes paid to claiming them as a credit in 2006.

For the first six months of 2005, we reported income before taxes of $1.6 million and recorded an income tax benefit of $0.3 million. An estimated annual effective tax rate of 15.9% was used to record an income tax provision for the first six months of 2005. In addition, we recorded an income tax benefit related to certain significant discrete tax items during the first six months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a reduction in the valuation allowance related to deferred tax assets in foreign jurisdictions and an increase in expected refunds of state income tax payments made in prior years.

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

We historically have paid a portion of our bonuses in December and the remainder in March. For the 2006 bonus year and going forward, we expect to pay all bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

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

Lines of credit. In December 2003, we entered into a $60.0 million, three year, committed revolving credit facility (the “Facility”). Under the Facility, we may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Facility sets limits on our ability to make acquisitions above a designated amount without bank approval and to incur additional debt outside of the Facility. We pay a facility fee even if no portion of the Facility is used. The Facility expires in December 2006. Management believes that we will be able to obtain a new and similar facility prior to the expiration date of the current Facility.

There were no borrowings outstanding under the Facility at either June 30, 2006 or December 31, 2005. At June 30, 2006, we were in compliance with the financial covenants of the Facility.

Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $159.8 million and $153.7 million at June 30, 2006 and 2005, respectively. The amount of cash and cash equivalents at December 31, 2005 was $203.7 million.

Cash flows from operating activities. For the six months ended June 30, 2006, cash used in operating activities was $4.9 million, principally reflecting our net income plus non-cash charges, offset by the final payments of the 2005 bonus, cash restructuring costs and an increase in trade receivables related to higher second quarter revenues and typical seasonal collection trends.

As a result of the new compensation policy adopted in the second quarter of 2005, a portion of consultant and management bonuses paid in March 2006 was settled in the form of restricted stock units and not in cash. The March 2006 bonus payments of approximately $46 million would have resulted in greater cash outlays of approximately $9 million had they been paid entirely in cash.

For the six months ended June 30, 2005, cash used in operating activities was $24.3 million, principally reflecting lower net income, payments related to restructuring charges and income taxes and an increase in trade receivables related to typical seasonal collection trends.

Cash flows from investing activities. Cash used in investing activities was $51.1 million for the six months ended June 30, 2006 primarily as a result of the net purchases of short-term investments.

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

Capital expenditures were $1.3 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively.

Cash flows from financing activities. Cash used in financing activities for the six months ended June 30, 2006 was $40.7 million as a result of the repurchase of $46 million of our common stock offset by proceeds from stock options exercised during the period. Cash flows for the six months ended June 30, 2006 also includes $1.8 million of tax benefits associated with the exercise or vesting of equity awards.

Cash used in financing activities for the six months ended June 30, 2005 was $22.0 million as a result of the repurchase of $27 million of our common stock offset by proceeds from stock options exercised during the period.

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

On September 16, 2005, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,476,809 shares of our common stock for $50.0 million under the September 2005 authorization, which was completed during the second quarter of 2006.

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. Through June 30, 2006, we have purchased 271,889 shares of our common stock for $9.1 million under the May 2006 authorization.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 10, 2006 and in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Recently Issued Financial Accounting Standards

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for annual periods beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN No. 48 will have on the our financial condition and results of operations.

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

During the six months ended June 30, 2006, we recognized $0.2 million of realized gains and less than $0.1 million of unrealized losses, net of the consultants’share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2005, we recognized $0.6 million of realized gains and $0.8 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currencies of our subsidiaries have been designated as the functional currencies, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. For the six months ended June 30, 2006, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by approximately $0.2 million. For financial information by geographic segment, see Note 10, Segment Information, in the Notes to Consolidated Financial Statements.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998. The suit sought damages, including between $59 million and $75 million, based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all the claims made by Mt. Sinai. Mt. Sinai then filed an appeal with respect to this decision. On July 12, 2006, the U.S. Court of Appeals for the 11th Circuit Court affirmed the decision of the U.S. District Court for the Southern District of Florida to dismiss all claims made against us. On July 31, 2006, Mt. Sinai filed a petition for re-hearing with the 11th Circuit Court, which petition has not yet been ruled upon.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended June 30, 2006. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
May 1, 2006 – May 31, 2006	435,666	$34.12	1,209,895	$58,894,450
June 1, 2006 – June 30, 2006	538,803	$33.44	1,748,698	$40,877,788

On September 16, 2005, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock with an aggregate total amount up to $50 million. The Company purchased 1,476,809 shares of its common stock for $50 million under the September 2005 authorization, which was completed during the second quarter of 2006.

On May 24, 2006, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price up to $50 million.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 24, 2006 in Chicago, Illinois, our stockholders voted on the following matter:

The election of three directors, Thomas J. Friel, Jill Kanin-Lovers, and Douglas C. Yearly to serve for a term of three years or until their successors have been elected and qualified.

The nominees to the Board of Directors were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Thomas J. Friel	15,535,391	984,716
Jill Kanin-Lovers	15,454,460	965,647
Douglas C. Yearley	15,460,324	959,783

Item 6. Exhibits

Exhibit No.	Description
*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Chief Financial Officer