Form 10-Q
period 2006-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2006-11-07
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006, there were 17,529,596 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$137,399	$203,689
Short-term investments	60,000	—
Accounts receivable, less allowance for doubtful accounts of $3,996 and $2,668 at September 30, 2006 and December 31, 2005, respectively	84,570	53,334
Other receivables	5,181	4,463
Prepaid expenses	10,614	8,178
Income taxes recoverable, net	5,777	3,536
Deferred income taxes, net	7,090	8,579

Total current assets	310,631	281,779

Non-current assets:
Property and equipment, net	18,413	21,104
Assets designated for retirement and pension plans	29,807	26,727
Investments	3,173	1,839
Other non-current assets	6,465	5,216
Goodwill	47,717	46,655
Other intangible assets, net	5,831	6,239
Deferred income taxes, net	22,001	21,363

Total non-current assets	133,407	129,143

Total assets	$444,038	$410,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Current liabilities:
Accounts payable	$5,293	$6,019
Accrued salaries and employee benefits	111,516	84,169
Other accrued liabilities	28,996	25,314
Current portion of accrued restructuring charges	3,279	6,313

Total current liabilities	149,084	121,815

Non-current liabilities:
Retirement and pension plans	35,442	31,446
Non-current portion of accrued restructuring charges	10,287	12,297
Other non-current liabilities	8,231	7,879

Total non-current liabilities	53,960	51,622

Total liabilities	203,044	173,437

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,517,814 and 18,577,991 shares outstanding at September 30, 2006 and December 31, 2005, respectively	196	196
Treasury stock at cost, 2,067,963 and 1,007,786 shares at September 30, 2006 and December 31, 2005, respectively	(66,174)	(28,156)
Additional paid in capital	257,976	263,228
Retained earnings	42,098	14,631
Accumulated other comprehensive income	6,898	2,955
Deferred stock-based compensation	—	(15,369)

Total stockholders’ equity	240,994	237,485

Total liabilities and stockholders’ equity	$444,038	$410,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	$124,636	$109,605	$346,290	$311,560
Reimbursements	6,268	4,339	16,835	15,735

Total revenue	130,904	113,944	363,125	327,295

Operating expenses:
Salaries and employee benefits	83,697	71,291	234,841	207,257
General and administrative expenses	23,525	23,732	69,529	70,375
Reimbursed expenses	6,268	4,393	16,835	15,735
Restructuring charges	(149)	1,580	406	22,417

Total operating expenses	113,341	100,996	321,611	315,784

Operating income	17,563	12,948	41,514	11,511

Non-operating income (expense):
Interest income	1,412	1,539	4,666	3,960
Interest expense	(18)	(18)	(39)	(359)
Net realized and unrealized gains on equity and warrant portfolio, net of the consultants’ share of the gains	319	426	434	230
Other, net	(83)	43	(534)	1,161

Net non-operating income	1,630	1,990	4,527	4,992

Income before income taxes	19,193	14,938	46,041	16,503
Provision for (benefit from) income taxes	8,042	(15,458)	18,574	(15,786)

Net income	$11,151	$30,396	$27,467	$32,289

Basic earnings per common share	$0.64	$1.63	$1.52	$1.70

Diluted earnings per common share	$0.60	$1.58	$1.45	$1.62

Weighted average common shares outstanding:
Basic	17,462	18,694	18,024	18,957
Diluted	18,455	19,269	18,957	19,886

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Deferred Stock-Based Compen- sation	Total

	Issued Shares	Amount	Shares	Amount
Balance at December 31, 2005	19,586	$196	1,008	$(28,156)	$263,228	$14,631	$2,955	$(15,369)	$237,485
Net income	—	—	—	—	—	27,467	—	—	27,467
Other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	—	—	—	78	—	78
Foreign currency translation adjustment	—	—	—	—	—	—	3,865	—	3,865

Total comprehensive income	—	—	—	—	—	27,467	3,943	—	31,410

Treasury and common stock transactions:
Reclassify deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	—	—	(15,369)	—	—	15,369	—
Cumulative effect of forfeitures	—	—	—	—	(351)	—	—	—	(351)
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	4,370	—	—	—	4,370
Stock-based compensation	—	—	—	—	13,459	—	—	—	13,459
Exercise of stock options	—	—	(231)	6,890	(2,867)	—	—	—	4,023
Vesting of restricted stock units, net of tax withholdings	—	—	(164)	4,552	(6,667)	—	—	—	(2.115)
Purchases of treasury stock	—	—	1,455	(49,460)		—	—	—	(49,460)
Tax benefits related to stock-based compensation	—	—	—	—	2,173	—	—	—	2,173

Balance at September 30, 2006	19,586	$196	2,068	$(66,174)	$257,976	$42,098	$6,898	$—	$240,994

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$27,467	$32,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,361	8,628
Deferred income taxes	850	(16,366)
Net realized and unrealized gains on equity and warrant portfolio	(434)	(230)
Stock-based compensation expense, net	18,271	10,074
Restructuring charges	406	22,417
Cash paid for restructuring charges	(5,450)	(28,625)
Changes in assets and liabilities:
Trade and other receivables	(29,932)	(23,680)
Accounts payable	(849)	(5,182)
Accrued expenses	25,485	31,188
Income taxes recoverable and payable, net	(2,393)	(11,485)
Other assets and liabilities, net	(1,409)	(5,043)

Net cash provided by operating activities	39,373	13,985

Cash flows from investing activities:
Capital expenditures	(3,556)	(4,468)
Proceeds from sales of equity securities	929	1,769
Payments to consultants related to sales of equity securities	(625)	(18,202)
Proceeds from sales of short-term investments	72,500	176,925
Purchases of short-term investments	(132,500)	(112,600)
Other, net	64	112

Net cash provided by (used in) investing activities	(63,188)	43,536

Cash flows from financing activities:
Proceeds from stock options exercised	4,023	8,050
Purchases of treasury stock	(49,460)	(27,498)
Excess tax benefits related to stock-based compensation	2,289	—
Other	247	—

Net cash used in financing activities	(42,901)	(19,448)

Effect of foreign currency exchange rates on cash and cash equivalents	426	(2,590)

Net increase (decrease) in cash and cash equivalents	(66,290)	35,483
Cash and cash equivalents:
Beginning of period	203,689	98,428

End of period	$137,399	$133,911

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

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
Income before income taxes	$19,193	$19,866	$46,041	$47,901
Net income	11,151	11,561	27,467	28,602
Cash flows from operating activities	44,302	44,740	39,373	41,909
Cash flows from financing activities	(2,246)	(2,684)	(42,901)	(45,437)

Basic earnings per share	$0.64	$0.66	$1.52	$1.59
Diluted earnings per share	$0.60	$0.63	$1.45	$1.51

Results for 2005 have not been restated to reflect the adoption of SFAS No.123R. Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123R, the Company’s pro forma net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$30,396	$32,289
Add: Stock-based compensation expense already included in net income	3,276	8,371
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program	(4,142)	(11,819)

Pro forma	$29,530	$28,841

Basic earnings per share:
As reported	$1.63	$1.70
Pro forma	1.58	1.52
Diluted earnings per share:
As reported	$1.58	$1.62
Pro forma	1.55	1.46

Note:	Net income does not include a tax benefit related to stock-based compensation for the first two quarters in 2005. See Note 10, Income Taxes, for information about the factors that affected the provision for income taxes in that quarter.

A summary of information with respect to share-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total share-based compensation expense included in net income	$7,100	$3,947	$18,271	$10,074
Income tax benefit to share-based compensation included in net income	2,769	671	7,126	1,704

For the nine months ended September 30, 2006, the excess tax benefit of $2.3 million was reflected as a cash flow from financing activities in the consolidated statement of cash flows. The total unrecognized compensation cost related to non-vested restricted stock and stock options that are not yet vested as of September 30, 2006 was approximately $25.6 million pre-tax, which is expected to be recognized over a weighted average of 1.8 years.

GlobalShare Program

The 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II (collectively, the “Plan”), administered by the Human Resources and Compensation Committee of the Board of Directors, permits the grant of awards in the form of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, or other awards, such as restricted stock units, that are valued based upon the fair market value of shares. Awards may be paid in shares, cash or a combination thereof, at the discretion of the Human Resources and Compensation Committee of the Board of Directors. No incentive option can be for a term of greater than ten years and the option price per share of common stock cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. The maximum number of underlying shares of common stock authorized or reserved for issuance under the Plan is based on a formula which shall not exceed an aggregate amount equal to forty percent of the highest number of shares of the Company’s common stock which are issued and outstanding from time to time during the term of the Plan, provided, however, that in no event will the sum of the total number of shares authorized or reserved for issuance upon the exercise or issuance of all awards granted under the Plan plus the total amount of the Company’s issued and outstanding shares of common stock exceed the number of shares of common stock authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation.

The Plan further provides that the total number of shares with respect to which incentive stock options may be granted shall not exceed 2,000,000. No incentive stock options have been granted under the Plan as of September 30, 2006.

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

During the 2006 third quarter, the Company revised its policy relating to the vesting of certain restricted stock units upon the eligible retirement of employees that hold such awards. According to SFAS No. 123R, this policy revision constitutes a modification of those equity awards. As a result, the Company is required to recognize the original grant date fair value compensation cost over an accelerated service period (i.e., through the earliest date each equity award holder is eligible to retire) for those awards affected by the modification. During the 2006 third quarter, the Company recorded an additional $1.2 million of compensation expense related to this modification.

Restricted Stock Units

Under the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the “RSU Plan”), the total number of restricted stock units and the underlying shares of the Company’s common stock which may be issued or delivered under the RSU Plan shall be approved by the Human Resources and Compensation Committee of the Board of Directors on an annual basis. Under the RSU Plan, the maximum number of shares of common stock reserved for issuance is subject to adjustment for certain anti-dilution provisions. Under the RSU Plan, the restricted stock units include both ratable and cliff vesting ranging between 3 to 5 years from the date of grant beginning on the first anniversary after the date of grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of both service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the nine months ended September 30, 2006:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2005	821,500	$32.46
Granted	735,463	$33.11
Vested and converted to common stock	(220,203)	$26.61
Forfeited	(25,438)	$33.57

Outstanding on September 30, 2006	1,311,322	$33.78

As of September 30, 2006, there was $22.7 million pre-tax of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years.

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

Activity for non-qualified stock options for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2005	2,045,545	$24.25	3.3
Granted	111,000	$33.19
Exercised	(230,371)	$17.29
Expired	(86,170)	$35.87
Forfeited	(10,100)	$31.03

Outstanding on September 30, 2006	1,829,904	$25.09	2.9	$24,067

Exercisable on September 30, 2006	1,401,739	$24.49	2.7	$18,876

As of September 30, 2006, there was $2.9 million pre-tax of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.9 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of stock options granted	$—	$149	$1,293	$2,209
Total grant-date fair value of stock options vested	265	338	5,115	7,728
Total intrinsic value of stock options exercised	1,115	2,415	4,050	9,149

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

	Nine Months Ended September 30,
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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for annual periods beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment to FASB Statements No. 87, 88, 106, and 132 (R). This Statement requires a company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for annual periods ending after December 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on the Company’s financial condition and results of operations.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2005	$31,117	$13,904	$1,634	$46,655
Exchange rate fluctuations	—	1,035	27	1,062

Balance at September 30, 2006	$31,117	$14,939	$1,661	$47,717

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		September 30, 2006			December 31, 2005
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.7	$13,851	$(8,020)	$5,831	$13,370	$(7,131)	$6,239

Intangible amortization expense for the three months ended September 30, 2006 and 2005 was $228 thousand and $219 thousand, respectively. Intangible amortization expense for the nine months ended September 30, 2006 and 2005 was $680 thousand and $656 thousand, respectively. The estimated intangible amortization expense is approximately $916 thousand per year for fiscal years 2006 through 2009 and approximately $522 thousand in fiscal year 2010, excluding any potential additional expense related to the acquisition of Highland Partners.

5. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee. The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$73	$92	$214	$286
Interest cost	268	276	785	863
Amortization of net gain	—	(80)	—	(249)

Net periodic benefit cost	$341	$288	$999	$900

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and nine months ended September 30, 2006.

6. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$11,151	$30,396	$27,467	$32,289
Change in foreign currency translation adjustments	(344)	207	3,865	(3,148)
Change in unrealized gain (loss) on available- for-sale investments	78	(210)	78	(339)

Comprehensive income	$10,885	$30,393	$31,410	$28,802

7. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$11,151	$30,396	$27,467	$32,289

Weighted average common shares outstanding	17,462	18,694	18,024	18,957
Dilutive common shares	993	575	933	929

Weighted average diluted common shares outstanding	18,455	19,269	18,957	19,886

Basic earnings per common share	$0.64	$1.63	$1.52	$1.70

Diluted earnings per common share	$0.60	$1.58	$1.45	$1.62

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

During the first nine months of 2006, the Company recorded restructuring charges of $0.4 million related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain previously restructured sublet properties.

Changes in the accrual for restructuring charges for the nine months ended September 30, 2006 are as follows:

	Employee- related	Office- related	Total
Accrual balance at December 31, 2005	$2,861	$15,749	$18,610
Restructuring charges (credits)	(45)	451	406
Cash payments	(2,252)	(3,198)	(5,450)

Accrual balance at September 30, 2006	$564	$13,002	$13,566

The Company expects that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2006 will be $3.3 million. The remaining accrued restructuring charges of $10.3 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

9. Realized and Unrealized Gains on Equity and Warrant Portfolio

The realized and unrealized gains, net of consultants’ share of the gains and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Realized gains on investments	$433	$329	$598	$911
Unrealized gains (losses) on derivative instruments	(114)	97	(164)	(681)

Net realized and unrealized gains on equity and warrant portfolio	$319	$426	$434	$230

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

In the third quarter of 2006, the Company reported income before taxes of $19.2 million and recorded an income tax provision of $8.0 million, resulting in an effective tax rate of 41.9%.

In the third quarter of 2005, the Company reported income before tax of $14.9 million and recorded an income tax benefit of $15.4 million. The effective tax rate for the third quarter of 2005 was 17.0% which excluded discrete items of $18.0 million, primarily related to the partial reduction in the valuation allowance related to a change in judgment about the realizability of deferred tax assets in future years. The effective tax rate for the three and nine months ended September 30, 2005, excluding discrete items, was significantly lower than the statutory rate because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, resulting in a zero federal and state income tax provision for the prior year.

For the first nine months of 2006, the Company reported income before taxes of $46.0 million and recorded an income tax provision of $18.6 million. An annual effective tax rate of 37.3% was used to record the income tax provision for the first nine months of 2006. The income tax provision includes $1.4 million of expense related to certain non-cash tax adjustments recorded in the first nine months of 2006 that were not considered in the annual effective tax rate. Such items include transitioning from deducting foreign income taxes to claiming them as credits and adjustments to tax accruals.

For the first nine months of 2005, the Company reported income before taxes of $16.5 million and recorded an income tax benefit of $15.8 million. An annual effective tax rate of 16.9% was used to record the income tax provision for the first nine months of 2005. In addition, the Company recorded an income tax benefit of $18.6 million related to certain significant discrete tax items during the first nine months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a partial reduction of $18.1 million in the valuation allowance related to certain deferred tax assets in the U.S. In accordance with SFAS No. 109, “Accounting for Income Taxes,” in the third quarter of 2005 the Company concluded it was more likely than not that a majority of its U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance related to the U.S. deferred tax assets. Of this amount, $18.1 million was recognized as income and $6.5 million was credited to additional paid in capital as it related to the income tax benefit associated with stock-based compensation that had not been previously recorded.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Americas	$67,855	$65,181	$191,766	$179,060
Europe	42,278	34,267	118,141	102,679
Asia Pacific	14,503	10,157	36,383	29,821

Revenue before reimbursements (net revenue)	124,636	109,605	346,290	311,560
Reimbursements	6,268	4,339	16,835	15,735

Total	$130,904	$113,944	$363,125	$327,295

Operating income:
Americas	$14,919	$14,511	$40,775	$39,174
Europe	5,852	3,718	12,614	5,789
Asia Pacific	4,456	2,648	9,926	7,389

Total regions	25,227	20,877	63,315	52,352
Corporate	(7,813)	(6,349)	(21,395)	(18,424)
Restructuring charges	149	(1,580)	(406)	(22,417)

Total	$17,563	$12,948	$41,514	$11,511

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Depreciation and amortization:
Americas	$950	$1,155	$3,027	$3,703
Europe	881	956	2,626	3,316
Asia Pacific	202	196	605	589

Total regions	2,033	2,307	6,258	7,608
Corporate	255	365	1,103	1,020

Total	$2,288	$2,672	$7,361	$8,628

Capital expenditures:
Americas	$814	$432	$1,357	$1,649
Europe	753	524	1,200	1,466
Asia Pacific	421	263	588	910

Total regions	1,988	1,219	3,145	4,025
Corporate	239	124	411	443

Total	$2,227	$1,343	$3,556	$4,468

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	September 30, 2006	December 31, 2005
Identifiable assets:
Americas	$99,017	$84,076
Europe	145,695	112,079
Asia Pacific	47,443	37,285

Total regions	292,155	233,440
Corporate	151,883	177,482

Total	$444,038	$410,922

Goodwill and other intangible assets, net:
Americas	$33,231	$33,674
Europe	18,656	17,586
Asia Pacific	1,661	1,634

Total	$53,548	$52,894

12. Guarantees

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is $1.5 million as of September 30, 2006. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

13. Commitments and Contingencies

Litigation

The Company has contingent liabilities from various pending claims and litigation matters arising in the course of its business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Although the Company’s ultimate liability in these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

In December 2002, Mt. Sinai Medical Center of Miami filed suit against the Company regarding a search for a chief executive officer the Company performed in 1998. The suit sought damages, including between $59 million and $75 million, based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all the claims made by Mt. Sinai. Mt. Sinai then filed an appeal with respect to this decision. On July 12, 2006, the U.S. Court of Appeals for the 11th Circuit Court affirmed the decision of the U.S. District Court for the Southern District of Florida to dismiss all claims made against the Company. On July 31, 2006, Mt. Sinai filed a petition for re-hearing with the 11th Circuit Court, which petition was denied on August 16, 2006. This denial represents a final disposition of Mt. Sinai’s appeal. Subsequently, on October 2, 2006, the parties entered into a release agreement, pursuant to which Mt. Sinai agreed to forgo any action whatsoever to continue the litigation against the Company.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of the Company’s arrangements with certain professional service companies that provided consulting services to the Company. On October 19, 2006, the examining tax authority furnished the Company a draft of its audit report for review and comment. This draft report contained a preliminary assessment in the amount of $5.4 million. The Company expects that the examining tax authority will provide a definitive report in the near future. The Company is currently evaluating the premises and conclusions of the audit report and on the basis of that evaluation would expect to appeal the assessment set forth in the definitive audit report when delivered. As a result, the Company believes the potential amount of any final assessment cannot be reasonably estimated at this time. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

14. Subsequent Events

On October 2, 2006, the Company completed the acquisition of substantially all of the assets of Highland Partners, a leading retained executive search boutique and a division of Hudson Highland Group, Inc., through an asset purchase funded from existing cash for $36.6 million in initial consideration to Hudson Highland Group. Hudson Highland Group will also be eligible to receive earnout payments of up to $15 million based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The total purchase price, including the $36.6 million paid at closing and the 2007 and 2008 earnout payments will not exceed $51.6 million. All 48 of the Highland Partners consultants who were offered employment by the Company have accepted and joined the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; delays or difficulties in integrating Highland Partners search operations; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the timing of any deferred tax asset valuation allowance reversals; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2005 under Risk Factors in Item 1. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a premier provider of senior-level executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of personnel for their executive management and board positions. In addition to executive search, we provide a range of leadership consulting services, including succession planning, executive development and top team effectiveness. Focusing on top-level services offers us several advantages, including access to, and influence with, key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and added barriers to entry. Working at the top also allows us to attract and retain high-caliber consultants.

We provide our services to a broad range of clients through the expertise of 343 consultants located in 26 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, new search confirmation trends, consultant productivity, and average fee per executive search.

Revenue growth is driven by a combination of additional consultants, an increase in executive searches, higher productivity levels and higher average fees per search or service. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches completed, productivity levels and the average fee per search will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our Company and our shareholders. Consultants are rewarded for individual performance based on a system that directly ties compensation to the amount of net revenue for which the consultant is responsible. Each quarter, we review and update the expected annual performance and compensation accruals for our consultants. At the group and company level, variable compensation is based on our performance against company-wide and regional profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors and recorded based on the performance of the respective region and the Company as a whole. As a result, the variable portion of compensation expense may fluctuate significantly from quarter to quarter.

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

2006 Developments

In the 2006 third quarter, our Board of Directors elected L. Kevin Kelly as Chief Executive Officer and appointed him as a director of the Company. Mr. Kelly will also assume the responsibility of Regional Managing Partner of the Americas. Mr. Kelly has held various positions within the Company since 1997, most recently as President of EMEA and Asia-Pacific. The prior Chairman and CEO Thomas J. Friel, who previously announced in June his intention to transition out of the CEO role, has become non-executive Chairman of the Board.

David Peters will assume the role of Regional Managing Partner of EMEA and Gerry Davis will assume the role of Regional Managing Partner of Asia Pacific. In conjunction with having named the two regional managing partners, Jeff R. Scherb, our Chief Technology and Operations Officer, who has been assisting Mr. Kelly in running both EMEA and Asia Pacific, will be leaving the Company to retire at the end of the year. We further announced that Amanda Alexander has been appointed to a new position as Global Head of Talent.

On October 2, 2006, we completed the acquisition of substantially all of the assets of Highland Partners, a leading retained executive search boutique and a division of Hudson Highland Group, Inc., through an asset purchase funded from existing cash for $36.6 million in initial consideration to Hudson Highland Group. Hudson Highland Group will also be eligible to receive earnout payments of up to $15.0 million based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The total purchase price, including the $36.6 million paid at closing and the 2007 and 2008 earnout payments will not exceed $51.6 million. All 48 of the Highland Partners consultants who were offered employment by us have accepted and joined our Company.

2006 Outlook

In our 2005 fourth quarter, we announced a change in our policy for providing financial guidance, and starting in 2006, we changed from providing quarterly net revenue and operating margin guidance to providing annual net revenue and operating margin guidance. We revised our 2006 annual guidance to reflect the integration of Highland Partners’ operations. For

2006, we expect net revenue of between $465 million and $475 million, representing growth over 2005 net revenue of between 12.8 percent and 15.2 percent. We expect the 2006 full-year operating margin to be in the range of 11 percent and 12 percent, reflecting the timing of spending associated with the integration, and the amortization of cash and equity retention bonuses for the former Highland consultants. Net income and earnings per share are expected to reflect a full-year effective tax rate of approximately 40 percent, including discrete items. The quarterly and full-year income tax rate estimates can be significantly impacted by country-level results and can vary significantly by reporting period, as well as by discrete items that require immediate recognition in a particular quarter.

Results of Operations

We operate our executive search and leadership consulting services in three geographic regions: the Americas, Europe, and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and therefore are not included in the net revenue by geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflect our core operations.

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	5.0	4.0	4.9	5.1

Total revenue	105.0	104.0	104.9	105.1

Operating expenses:
Salaries and employee benefits	67.2	65.0	67.8	66.5
General and administrative expenses	18.9	21.7	20.1	22.6
Reimbursements	5.0	4.0	4.9	5.1
Restructuring charges	(0.1)	1.4	0.1	7.2

Total operating expenses	90.9	92.1	92.9	101.4

Operating income	14.1	11.8	12.0	3.7

Non-operating income (expense):
Interest income	1.1	1.4	1.3	1.3
Interest expense	—	—	—	(0.1)
Net realized and unrealized gains on equity and warrant portfolio, net of the consultants’ share of the gains	0.3	0.4	0.1	0.1
Other, net	(0.1)	—	(0.2)	0.4

Net non-operating income	1.3	1.8	1.3	1.6

Income before income taxes	15.4	13.6	13.3	5.3
Provision for (benefit from) income taxes	6.5	(14.1)	5.4	(5.1)

Net income	8.9%	27.7%	7.9%	10.4%

Note:	Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Americas	$67,855	$65,181	$191,766	$179,060
Europe	42,278	34,267	118,141	102,679
Asia Pacific	14,503	10,157	36,383	29,821

Revenue before reimbursements (net revenue)	124,636	109,605	346,290	311,560
Reimbursements	6,268	4,339	16,835	15,735

Total	$130,904	$113,944	$363,125	$327,295

Operating income:
Americas	$14,919	$14,511	$40,775	$39,174
Europe	5,852	3,718	12,614	5,789
Asia Pacific	4,456	2,648	9,926	7,389

Total regions	25,227	20,877	63,315	52,352
Corporate	(7,813)	(6,349)	(21,395)	(18,424)
Restructuring charges	149	(1,580)	(406)	(22,417)

Total	$17,563	$12,948	$41,514	$11,511

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue before reimbursements (net revenue). Consolidated net revenue increased $15.0 million, or 13.7%, to $124.6 million for the three months ended September 30, 2006 from $109.6 million for the three months ended September 30, 2005. Strong results from the Consumer, Industrial and Financial Services industry groups contributed to the year-over-year growth. The number of confirmed executive searches increased 7.2% compared to the third quarter of 2005. The number of executive search consultants increased to 343 as of September 30, 2006, compared to 315 as of December 31, 2005 and 306 as of September 30, 2005. Productivity, as measured by annualized revenue per executive search consultant, remained at $1.4 million and the average fee per executive search increased to $108,100. The positive impact of exchange rate fluctuations, primarily in Europe, resulted in an increase in net revenue of 1.8 percentage points in the 2006 third quarter.

Net revenue in the Americas was $67.9 million for the three months ended September 30, 2006, an increase of $2.7 million, or 4.1%, from $65.2 million in the third quarter of 2005. Strong results from the Consumer and Industrial industry groups contributed to the year-over-year growth in this region. The positive impact of exchange rate fluctuations contributed to less than one percentage point of revenue growth in the 2006 third quarter. Net revenue in Europe was $42.3 million for the three months ended September 30, 2006, an increase of $8.0 million, or 23.4%, from $34.3 million in the third quarter of 2005 and increased $6.2 million or approximately 18% on a constant currency basis. The increase in net revenue over last year’s third quarter was driven by strong results in the Financial Services, Consumer and Industrial industry groups. In Asia Pacific, net revenue was $14.5 million for the three months ended September 30, 2006, an increase of $4.3 million, or 42.8%, from $10.2 million in the third quarter of 2005. The positive impact of exchange rate fluctuations contributed to less than one percentage point of revenue growth in the 2006 third quarter. Net revenue growth was especially strong in the Financial Services, Industrial and Consumer industry groups.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $12.4 million, or 17.4%, to $83.7 million for the three months ended September 30, 2006 from $71.3 million for the three months ended September 30, 2005. Fixed salaries and employee benefits expense increased $10.1 million and performance-based compensation expense increased $2.3 million. Fixed salaries and employee benefits expense includes stock-based compensation expense earned under prior year equity awards requiring satisfaction of both service and performance conditions.

During the 2006 third quarter, we revised our policy relating to the vesting of certain restricted stock units upon the eligible retirement of employees that hold such awards. According to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), this policy revision constitutes a modification of those equity awards. As a result, we are required to recognize the original grant date fair value compensation cost over an accelerated service period (i.e., through the earliest date each equity award holder is eligible to retire) for those awards affected by the modification. During the 2006 third quarter, we recorded an additional $1.2 million of compensation expense related to this modification.

The increase in fixed salaries and employee benefits expense of $10.1 million was primarily attributable to an 8% increase in headcount since the third quarter of 2005 and a $2.0 million increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily due to additional expense of $0.7 million related to stock option expense now required to be recorded in earnings under a new accounting standard, $0.7 million related to prior year equity awards containing both service and performance conditions, and $0.6 million related to accelerated recognition of expense due to the modification of certain restricted stock unit awards during the third quarter of 2006 that allows for continued vesting upon retirement if certain age and service requirements have been met by the equity award holder.

Performance-based compensation expense increased $2.3 million in the third quarter of 2006 compared to the third quarter of 2005 primarily as a result of the increase in the number of consultants added during the last year and the improved operating metrics on which the compensation is based. Also, performance-based compensation expense was increased by $0.6 million related to the accelerated recognition of expense due to the modification of certain restricted stock unit awards. These increases were partially offset by the reduction in compensation expense of $0.9 million resulting from a greater percentage of compensation being paid in equity awards as opposed to cash awards in the third quarter of 2006 compared to the third quarter of 2005, as the expense related to equity awards is recognized over a longer period of time (i.e., over the vesting period).

General and administrative expenses. Consolidated general and administrative expenses decreased $0.2 million, or 0.9%, to $23.5 million for the three months ended September 30, 2006 from $23.7 million for the three months ended September 30, 2005. Discretionary spending, primarily related to fees for professional services and business development, increased $0.2 million, and was offset by decreases of $0.2 million in bad debt expense and $0.2 million in infrastructure expense.

As a percentage of net revenue, general and administrative expenses were 18.9% in the third quarter of 2006, compared to 21.7% in the third quarter of 2005. This improvement reflects efforts undertaken to reduce operating expenses in 2005, a continued focus on cost control and higher net revenue levels.

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

In the third quarter of 2006, we revised estimates of previously announced restructuring initiatives and reversed previous restructuring charges by $0.1 million, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties. We may record additional changes to cost estimates during the remainder of 2006 primarily related to the final determination of certain accruals; however, these amounts are not expected to be material.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2006 will be $3.3 million. The remaining accrued restructuring charges of $10.3 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

Operating income. Our consolidated operating income was $17.6 million for the three months ended September 30, 2006 compared to operating income of $12.9 million for the three months ended September 30, 2005.

The increase in operating income of $4.7 million was due to a decrease in restructuring charges of $1.7 million in the third quarter of 2006, the decrease in general and administrative expenses of $0.2 million, and the increase in net revenue of $15.0 million, offset by increases of $12.4 million in salaries and employee benefits expense.

In the Americas, operating income for the three months ended September 30, 2006 increased $0.4 million to $14.9 million from $14.5 million for the three months ended September 30, 2005. The increase in net revenue of $2.7 million was offset by an increase in salaries and employee benefits expense of $3.1 million while general and administrative expenses decreased by $0.8 million primarily related to decreased discretionary spending. The year over year growth in operating income was negatively impacted by the planned increase in consultant and support staff headcount and stock-based compensation expense.

Salaries and employee benefits expense increased by $3.1 million primarily as a result of a 13% increase in headcount since the third quarter of 2005 and higher stock-based compensation expense. Stock-based compensation expense increased by $2.0 million due to a $0.9 million increase in the number of outstanding restricted stock units, $0.3 million expense related to stock options now recorded in earnings under a new accounting standard and $0.8 million related to the modification of certain restricted stock unit awards. In 2006, the amount of performance-based compensation to be paid in the form of restricted stock units increased from 10% to 15% for certain individuals, which resulted in an additional deferral of $0.3 million in the third quarter of 2006.

In Europe, operating income for the three months ended September 30, 2006 increased $2.1 million to $5.9 million from $3.7 million for the three months ended September 30, 2005 as a result of increased net revenue combined with cost savings associated with restructuring initiatives that began in the third quarter of 2005. The increase in net revenue of $8.0 million was offset by an increase in salary and employee benefits expenses of $6.1 million. Fixed salaries and employee benefits expense increased by $1.8 million in the third quarter of 2006 compared to the third quarter of 2005. Performance-based compensation expense increased $4.3 million in the third quarter of 2006 compared to the third quarter of 2005 primarily as result of improved operating metrics on which the compensation is based. General and administrative expenses decreased by $0.2 million in the third quarter of 2006 compared to the third quarter of 2005 primarily as a result of a decrease in bad debt expense.

In Asia Pacific, operating income for the three months ended September 30, 2006 was $4.5 million, an increase of $1.9 million, compared to operating income of $2.6 million for the three months ended September 30, 2005. The increase in net revenue of $4.3 million was offset by increases of $2.2 million in salaries and employee benefits expense and $0.2 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended September 30, 2006 were $7.8 million compared to $6.3 million for the three months ended September 30, 2005. The increase of $1.5 million in unallocated corporate expenses was the result $0.9 million of severance recorded in the 2006 third quarter, $0.2 million in integration costs related to the acquisition of Highland Partners, $0.2 million in increased stock option expense and $0.2 million of increased expense related to the modification of certain restricted stock unit awards.

In the third quarter of 2006, we revised estimates of previously announced restructuring initiatives and reversed previous restructuring charges of $0.1 million. The restructuring charges are explained in the preceding section captioned Restructuring charges.

Net non-operating income. Net non-operating income was $1.6 million for the three months ended September 30, 2006, compared to $2.0 million for the three months ended September 30, 2005.

Net interest income in the third quarter of 2006 decreased $0.1 million to $1.4 million primarily due to lower cash balances and lower investment returns on more liquid securities in anticipation of the Highland Partners acquisition.

During the three months ended September 30, 2006, we recognized $0.4 million of realized gains and $0.1 million of unrealized losses, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio. During the three months ended September 30, 2005, we recognized $0.3 million of realized gains and $0.1 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the third quarter of 2006, we reported income before taxes of $19.2 million and recorded an income tax provision of $8.0 million resulting in an effective tax rate of 41.9%.

In the third quarter of 2005, we reported income before taxes of $14.9 million and recorded an income tax benefit of $15.4 million. The effective tax rate for the third quarter of 2005 was 17.0%, which excluded discrete items of $18.0 million, primarily related to the partial reduction in the valuation allowance related to a change in judgment about the realizability of deferred tax assets in future years. The effective tax rate for the three months ended September 30, 2005, excluding discrete items, was significantly lower than the statutory rate because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, resulting in a zero federal and state provision for the prior year.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue before reimbursements (net revenue). Consolidated net revenue increased $34.7 million, or 11.1%, to $346.3 million for the nine months ended September 30, 2006 from $311.6 million for the nine months ended September 30, 2005. Net revenue increased in the Financial Services, Consumer, Industrial, Health Care and Higher Education/Nonprofit industry groups in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The number of confirmed executive searches increased 4.9% compared to the nine months ended September 30, 2005. The number of executive search consultants increased to 343 as of September 30, 2006, compared to 315 as of December 31, 2005 and 306 as of September 30, 2005. We maintained annualized revenue per consultant of $1.3 million, which is consistent with the nine months ended September 30, 2005. The negative impact of exchange rate fluctuations was less than one percentage point for the nine months ended September 30, 2006.

Net revenue in the Americas was $191.8 million for the nine months ended September 30, 2006, an increase of $12.7 million, or 7.1%, from $179.1 million in the first nine months of 2005. Net revenue increased in the Consumer, Financial Services, Health Care, Industrial and Higher Education/Nonprofit industry groups in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The positive impact of exchange rate fluctuations was less than one percentage point for the nine months ended September 30, 2006. Net revenue in Europe was $118.1 million for the nine months ended September 30, 2006, an increase of $15.4 million, or 15.1%, from $102.7 million in the first nine months of 2005, and increased $17.2 million or approximately 17%, on a constant currency basis driven by strong growth in the Financial Services industry group. In Asia Pacific, net revenue was $36.4 million for the nine months ended September 30, 2006, an increase of $6.6 million, or 22.0%, from $29.8 million in the first nine months of 2005, and increased $6.9 million, or approximately 23%, on a constant currency basis. Most industry groups experienced significant net revenue growth in comparison to the 2005 third quarter.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $27.5 million, or 13.3%, to $234.8 million for the nine months ended September 30, 2006 from $207.3 million for the nine months ended September 30, 2005. Fixed salaries and employee benefits expense increased $17.6 million primarily attributable to an 8% net increase in headcount since the third quarter of 2005. Also, stock-based compensation expense was higher by $6.3 million in the first nine months of 2006 as compared to the first nine months of 2005 primarily as a result of additional expense of $2.1 million related to stock options now recorded in earnings under a new accounting standard, $0.6 million related to the modification of certain restricted stock unit awards and $3.6 million related to an increase in the number of outstanding restricted stock unit awards.

Performance-based compensation expense increased $9.9 million in the first nine months of 2006 compared to the first nine months of 2005 primarily as a result of the increase in the number of consultants added during the last year and the improved operating metrics on which the compensation is based. Also, performance-based compensation expense was increased by $0.6 million related to the accelerated recognition of expense due to the modification of certain restricted stock unit awards. These increases were partially offset by the reduction in compensation expense of $2.4 million resulting from a greater percentage of compensation being paid in equity awards as opposed to cash awards in the first nine months of 2006 compared to the first nine months of 2005, as the expense related to equity awards is recognized over a longer period of time (i.e., over the vesting period).

The negative impact of exchange rates on consolidated salaries and employee benefits was less than one percentage point for the nine months ended September 30, 2006 as compared to the same period in 2005.

General and administrative expenses. Consolidated general and administrative expenses decreased $0.9 million, or 1.2%, to $69.5 million for the nine months ended September 30, 2006 from $70.4 million for the nine months ended September 30, 2005 primarily as a result of decreases of $0.5 million in bad debt expenses, $0.3 million in discretionary spending and $1.2 million related to depreciation and other infrastructure costs. Also, the 2005 period included a $0.6 million rebate of property taxes paid in prior years and a $0.5 million favorable settlement of an insurance claim.

Restructuring charges. In the second quarter of 2005, we announced initiatives to improve operating margin in order to meet company-wide profitability objectives. During the first nine months of 2005, we recorded restructuring charges of $22.4 million. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than when a company commits to an exit or disposal plan. As such, certain costs associated with the restructuring initiatives that began in the second quarter of 2005 are recognized in subsequent periods when a liability is incurred.

In the first nine months of 2006, we revised estimates of previously announced restructuring initiatives and recorded restructuring charges of $0.4 million, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties. We may record additional changes to cost estimates during the remainder of 2006 primarily related to the final determination of certain accruals; however, these amounts are not expected to be material.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2006 will be $3.3 million. The remaining accrued restructuring charges of $10.3 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2016.

Operating income. Our consolidated operating income was $41.5 million for the nine months ended September 30, 2006 compared to operating income of $11.5 million for the nine months ended September 30, 2005.

The increase in operating income of $30.0 million was due to the decrease in restructuring charges of $22.0 million in the 2006 period, the increase in net revenue of $34.7 million, the decrease of $0.9 million in general and administrative expenses offset by an increase of $27.6 million in salaries and employee benefits expense.

In the Americas, operating income for the nine months ended September 30, 2006 increased $1.6 million to $40.8 million from $39.2 million for the nine months ended September 30, 2005. As net revenue increased by $12.7 million, salaries and employee benefits expense increased by $12.3 million and general and administrative expenses decreased by $1.2 million. The increase in salaries and employee benefits expense is primarily as a result of a 13% increase in headcount since the third quarter of 2005 and higher stock-based compensation expense related to the number of restricted stock units granted in the first quarter of 2006 as compared to the first quarter of 2005. The decrease in general and administrative expenses of $1.2 million is a result of lower discretionary spending of $0.2 million, and decreases of $0.3 million in bad debt expense and $0.7 million in infrastructure expenses.

In Europe, operating income for the nine months ended September 30, 2006 increased $6.8 million to $12.6 million from $5.8 million for the nine months ended September 30, 2005 as a result of increased net revenue combined with cost savings associated with restructuring initiatives that began in the second quarter of 2005. The increase in net revenue of $15.5 million along with a decrease of $0.2 million in general and administrative expenses were partially offset by an increase of $8.9 million of salaries and employee benefits expense.

In Asia Pacific, operating income for the nine months ended September 30, 2006 was $9.9 million, an increase of $2.5 million, compared to operating income of $7.4 million for the nine months ended September 30, 2005. The increase in net revenue of $6.6 million was partially offset by an increase of $3.6 million in salaries and employee benefits expense and an increase of $0.5 million of general and administrative expenses.

Unallocated corporate expenses for the nine months ended September 30, 2006 were $21.4 million compared to $18.4 million for the nine months ended September 30, 2005. The increase of $3.0 million in unallocated corporate expenses was primarily the result of increased salaries and employee benefits expense of $1.1 million due to increased headcount and an increase in the number of outstanding restricted stock units since the third quarter of 2005. Also, the 2006 third quarter includes $0.9 million of severance costs, $0.2 million in integration costs related to the acquisition of Highland Partners, $0.6 million of stock option expense now recorded in earnings under a new accounting standard and $0.2 million related to the modification of certain restricted stock unit awards.

Restructuring charges were $0.4 million in the first nine months of 2006, down from $22.4 million in the first nine months of 2005. The restructuring charges are explained in the preceding section captioned Restructuring charges.

Net non-operating income. Net non-operating income was $4.5 million for the nine months ended September 30, 2006, compared to $5.0 million for the nine months ended September 30, 2005.

Net interest income in the first nine months of 2006 increased $0.7 million to $4.7 million primarily due to higher cash balances and higher investment returns on the invested cash.

During the nine months ended September 30, 2006, we recognized $0.6 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the nine months ended September 30, 2005, we recognized $0.9 million of realized gains and $0.7 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $0.5 million for the nine months ended September 30, 2006, compared to net other non-operating income of $1.2 million for the nine months ended September 30, 2005. Other non-operating income (expense) consists primarily of foreign currency transaction gains and losses, including those related to intercompany balances not considered permanent in nature, which are denominated in currencies other than the functional currency.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

For the first nine months of 2006, the Company reported income before taxes of $46.0 million and recorded an income tax provision of $18.6 million. An annual effective tax rate of 37.3% was used to record the income tax provision for the first nine months of 2006. The income tax provision includes $1.4 million of expense related to certain non-cash tax adjustments recorded in the first nine months of 2006 that were not considered in the annual effective tax rate. Such items include transitioning from deducting foreign income taxes to claiming them as credits and adjustments to tax accruals.

For the first nine months of 2005, we reported income before taxes of $16.5 million and recorded an income tax benefit of $15.8 million. An annual effective tax rate of 16.9% was used to record an income tax provision for the first nine months of 2005. In addition, we recorded an income tax benefit of $18.6 million related to certain significant discrete tax items during the first nine months of 2005 that were not considered in the estimate of the annual effective tax rate. Such items included a partial reduction of $18.1 million in the valuation allowance related to certain deferred tax assets in the U.S. In accordance with SFAS No. 109, “Accounting for Income Taxes,” in the third quarter of 2005, we concluded it was more likely than not that a majority of our U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance related to our U.S. deferred tax assets. Of this amount, $18.1 million was recognized as income and $6.5 million was credited to additional paid in capital as it related to the income tax benefit associated with stock-based compensation that had not been previously recorded.

The effective tax rate for the nine months ended September 30, 2005, excluding discrete items, was significantly lower than the statutory rate because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, resulting in zero federal and state income tax provisions for the prior year.

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

We historically have paid a portion of our bonuses in December and the remainder in March. For the 2006 bonus year and going forward, we expect to pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

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

Lines of credit. In December 2003, we entered into a $60.0 million, three year, committed unsecured revolving credit facility (the “Facility”). Under the Facility, we may borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate plus a margin or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Facility sets limits on our ability to make acquisitions above a designated amount without bank approval and to incur additional debt outside of the Facility. We pay a facility fee even if no portion of the Facility is used. There were no borrowings outstanding under the Facility at either September 30, 2006 or December 31, 2005. At September 30, 2006, we were in compliance with the financial covenants of the Facility.

This facility was terminated by us in October 2006 and it was replaced with a $100 million committed unsecured revolving facility (the “New Facility”). Under the New Facility, we may borrow U.S. dollars, euros, or other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The New Facility sets limits on our ability to incur additional debt outside of the Facility. The New Facility generally has more favorable terms, including increased flexibility with regard to potential acquisitions, and lower costs than the terminated facility. A facility fee is charged even if no portion of the New Facility is used. The New Facility expires in October 2011.

Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $197.4 million and $193.9 million at September 30, 2006 and 2005, respectively. The amount of cash and cash equivalents at December 31, 2005 was $203.7 million. In October 2006, we paid $36.6 million to Hudson Highland Group to acquire substantially all of the assets of Highland Partners.

Cash flows from operating activities. For the nine months ended September 30, 2006, cash provided by operating activities was $39.4 million, principally reflecting our net income plus an increase in bonus related accruals and other non-cash charges, offset by cash outlays for previously accrued restructuring charges and an increase in trade receivables related to higher third quarter revenues and typical seasonal collection trends.

As a result of the new compensation policy adopted in the second quarter of 2005, a portion of consultant and management bonuses paid in March 2006 was settled in the form of restricted stock units and not in cash. The March 2006 bonus payments of approximately $46 million would have resulted in greater cash outlays of approximately $9 million had they been paid entirely in cash.

For the nine months ended September 30, 2005, cash provided by operating activities was $14.0 million, principally reflecting our net income and an increase in bonus-related accruals partially offset by cash outlays for previously accrued restructuring charges and income taxes and an increase in trade receivables related to typical seasonal collection trends.

Cash flows from investing activities. Cash used in investing activities was $63.2 million for the nine months ended September 30, 2006 primarily as a result of the net purchases of short-term investments.

Cash provided by investing activities was $43.5 million for the nine months ended September 30, 2005, primarily as a result of the net proceeds from the sale of short-term investments, partially offset by payments to consultants related to sales of equity securities. During the second quarter of 2005, we paid $17.6 million of deferred compensation to Thomas J. Friel, representing his share of the net proceeds from the September 2004 monetization of our Google warrants. At the date of the payment, Mr. Friel was Chief Executive Officer of the Company. Mr. Friel’s share of the net proceeds is related to his work as an executive search consultant in 2001, prior to the time he was appointed our Chief Executive Officer.

Capital expenditures were $3.6 million and $4.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash flows from financing activities. Cash used in financing activities for the nine months ended September 30, 2006 was $42.9 million, as a result of the repurchase of $49 million of our common stock offset by proceeds from stock options exercised during the period. Cash flows for the nine months ended September 30, 2006 also includes $2.3 million of tax benefits associated with the exercise or vesting of equity awards.

Cash used in financing activities for the nine months ended September 30, 2005 was $19.4 million as a result of the repurchase of $27 million of our common stock offset by proceeds from stock options exercised during the period.

On October 22, 2004, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $30 million. Also at that date, the previous authorization to purchase up to $20 million through May 21, 2005 was cancelled. We purchased 1,115,375 shares of our common stock for $30 million under the October 2004 authorization, which was completed during the second quarter of 2005.

On September 16, 2005, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,476,809 shares of our common stock for $50 million under the September 2005 authorization, which was completed during the second quarter of 2006.

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We purchased 271,889 shares of our common stock for $9.1 million under the May 2006 authorization. As of September 30, 2006, $40.9 million remains authorized under the current program. We were prohibited from repurchasing any of our common stock during the third quarter due to the discussions with Hudson Highland Group to acquire Highland Partners.

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

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for annual periods beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN No. 48 will have on the financial condition and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for annual periods beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment to FASB Statements No. 87, 88, 106, and 132 (R). This Statement requires a company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for annual periods ending after December 15, 2006. We are currently evaluating the impact that the adoption of SFAS No. 158 will have on our financial condition and results of operations.

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

During the nine months ended September 30, 2006, we recognized $0.6 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the nine months ended September 30, 2005, we recognized $0.9 million of realized gains and $0.7 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currencies of our subsidiaries have been designated as the functional currencies, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. For the nine months ended September 30, 2006, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by approximately $0.3 million. For financial information by geographic segment, see Note 11, Segment Information, in the Notes to Consolidated Financial Statements.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998. The suit sought damages, including between $59 million and $75 million, based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all the claims made by Mt. Sinai. Mt. Sinai then filed an appeal with respect to this decision. On July 12, 2006, the U.S. Court of Appeals for the 11th Circuit Court affirmed the decision of the U.S. District Court for the Southern District of Florida to dismiss all claims made against us. On July 31, 2006, Mt. Sinai filed a petition for re-hearing with the 11th Circuit Court, which petition was denied on August 16, 2006. This denial represents a final disposition of Mt. Sinai’s appeal. Subsequently, on October 2, 2006, the parties entered into a release agreement, pursuant to which Mt. Sinai agreed to forgo any action whatsoever to continue the litigation against us.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of the Company’s arrangements with certain professional service companies that provided consulting services to the Company. On October 19, 2006, the examining tax authority furnished the Company a draft of its audit report for review and comment. This draft report contained a preliminary assessment in the amount of $5.4 million. The Company expects that the examining tax authority will provide a definitive report in the near future. The Company is currently evaluating the premises and conclusions of the audit report and on the basis of that evaluation would expect to appeal the assessment set forth in the definitive audit report when delivered. As a result, the Company believes the potential amount of any final assessment cannot be reasonably estimated at this time. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

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

On May 24, 2006, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price up to $50 million. The Company was limited from repurchasing any of its common stock during the third quarter due to the discussions with Hudson Highland Group to acquire Highland Partners. We purchased 271,889 shares of our common stock for $9.1 million under the May 2006 authorization. As of September 30, 2006, $40.9 million remains authorized under the current program.

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

Date: November 6, 2006

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Chief Financial Officer