Form 10-K/A
period 2005-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2007-01-18
CIK 1066605

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
    /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2005
                                     OR
    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 0-25837

                  HEIDRICK & STRUGGLES INTERNATIONAL, INC.
    --------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)



                Delaware                            36-2681268
                -------                             ----------
    (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)           Identification Number)


      233 South Wacker Drive, Suite 4200, Chicago, Illinois 60606-6303
    --------------------------------------------------------------------

             (Address of principal executive offices) (Zip Code)

                               (312) 496-1200
    --------------------------------------------------------------------
            (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act: None



         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.01 per value

   Indicate by check mark if the registrant is a well-known seasoned
   issuer as defined in Rule 405 of the Act.  Yes / /   No /X/

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
   Yes / /   No /X/

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.    Yes /X/   No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Act. (Check one):

   Large accelerated filer / /
   Accelerated filer /X/
   Non-accelerated filer / /

   Indicate by check mark whether the registrant is a shell company (as
   defined in Rule 12b-2 of the Act).  Yes  / /   No  /X/

   The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $472,709,128 based upon the closing market price of $26.08 on that date of a share of Common Stock as reported on the Nasdaq National Market. As of February 24, 2006, there were 18,583,534 shares of the Company's Common Stock outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006, are incorporated by reference into Part III of this Form 10-K.

                                 *  *  *

   This amendment is being filed for the sole purpose of filing Exhibits
   31.3 and 31.4.




   ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

        1.   Index to Consolidated Financial Statements:

             See Consolidated Financial Statements included as part of this Form 10-K beginning on page 33.

        2.   Financial Statement Schedules:
                                                                  Page
                                                                  ----
             Schedule II -- Valuation and Qualifying Accounts      68
                            ---------------------------------

        3.   Exhibits:

   Exhibit
     No.     Description
   -------   -----------

   3.01 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant's Registration Statement on Form S-4 (File No. 333-61023))

   3.02 Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant's Form 10-K Filed March 26, 2003)

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

   10.02 Amendment No. 1 to Credit Agreement between Heidrick & Struggles International, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, as Administrative Agent dated December 22, 2003 (Incorporated by reference to Exhibit 10.01 of the Registrant's Form 10-Q filed August 6, 2004)

   10.03 Employment Agreement of Thomas J. Friel (Incorporated by reference to Exhibit 10.01 of the Registrants From 10-Q filed on August 14, 2003)

   10.04 Employment agreement of Eileen A. Kamerick (Incorporated by reference to Exhibit 10.02 of the Registrant's Form 10-Q filed on August 6, 2004)




   10.05 Employment Agreement of Jeff R. Scherb (Incorporated by reference to Exhibit 10.06 of the Registrant's Form 10-K filed on March 11, 2005)

   10.06 Employment Agreement of Bonnie W. Gwin (Incorporated by reference to Exhibit 10.07 of the Registrant's Form 10-K filed on March 11, 2005)

   10.07 Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 10.08 of the Registrant's Form 10-K filed on March 11, 2005)

   10.08 Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (Incorporated by reference to Exhibit 4.03 of this Registrant's Registration Statement on Form S-8 (File No. 333-32544))

   10.09 Amendment No. 1 to the Heidrick & Struggles Restricted Stock Unit Plan (Incorporated by reference to Exhibit 99.05 of the Registrant's Form 10-K filed on March 29, 2002)

   10.10 Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan

   10.11     Heidrick & Struggles International, Inc. Deferred
             Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant's Registration Statement on Form S-8 (File No. 333-82424))




                              Table of Contents
                              -----------------

   Exhibit
     No.                         Description
   -------                       -----------

    10.12 Form of Heidrick & Struggles Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.01 of the Registrant's Form 10-Q filed on November 9, 2004)

    10.13 Form of Heidrick & Struggles Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.02 of the Registrant's Form 10-Q filed on November 9, 2004) reference to Exhibit 10.02 of the Registrant's Form 10-Q filed on November 9, 2004)

    10.14 Heidrick & Struggles Non-Employee Directors' Voluntary Deferred Compensation Plan

    21.01    Subsidiaries of the Registrant

    23.01    Consent of Independent Registered Public Accounting Firm

    31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   *31.3 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   *31.4 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

   * Filed herewith.

   (b)  SEE EXHIBIT INDEX ABOVE

   (c)  FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

        None.




                                  SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



   Dated:  January 18, 2007      HEIDRICK & STRUGGLES INTERNATIONAL, INC.


                                 By: /s/ Eileen A. Kamerick
                                     ------------------------------------
                                     Eileen A. Kamerick
                                     Chief Financial Officer