Form 10-K
period 2006-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2007-03-15
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(312) 496-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.01 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2006 was approximately $606,781,148 based upon the closing market price of $33.84 on that date of a share of Common Stock as reported on the Nasdaq Global Market. As of February 23, 2007, there were 17,792,705 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2007, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leading provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives for their executive management and board positions. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, top team effectiveness, executive assessment, talent management, executive development, and M&A human capital effectiveness.

Heidrick & Struggles has been in the executive search business for more than 50 years. We provide our services to a broad range of clients through the expertise of more than 388 consultants located in major cities around the world. For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. We provide our executive search services on a retained basis, recruiting senior executives whose first year base salary and bonus averages $300,000 on a worldwide basis. Our clients include the following:

•	Fortune 1000 companies

•	Major non-U.S. companies

•	Middle market and emerging growth companies

•	Governmental, higher education and not-for-profit organizations

•	Other leading private and public entities

The executive search industry is highly fragmented, consisting of several thousand executive search firms worldwide. Based on trade publication reports, we estimate that fewer than 10 executive search firms/alliances generated more than $100 million in worldwide revenue during 2006. Executive search firms are generally separated into two broad categories: retained and contingency. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates for positions typically with annual cash compensation of $150,000 and above. Retained executive search firms generally are compensated for their services regardless of whether the client employs a candidate identified by the search firm and are generally retained on an exclusive basis. In contrast, contingency search firms usually focus primarily on positions with annual cash compensation of less than $150,000 and are compensated only upon successfully placing a recommended candidate. Retained executive search firms normally charge a fee for their services equal to approximately one-third of the first year’s total compensation for the position being filled.

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

In October of 2006, we completed the acquisition of substantially all of the assets of Highland Partners, a leading retained executive search boutique and a division of Hudson Highland Group, Inc., through an asset purchase funded from existing cash for $36.0 million including $1.2 million of capitalized acquisition costs. Hudson Highland Group will also be eligible to receive earnout payments of up to $15.0 million based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The total purchase price, including the $36.6 million paid at closing and the 2007 and 2008 earnout payments will not exceed $51.6 million. All 48 of the Highland Partners consultants who were offered employment by us have accepted and joined our Company.

Available Information

We maintain an Internet website at http://www.heidrick.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. We also post news releases on our financial results, investor presentations and other documents containing additional information related to our company on this site. Our Internet website and the information contained in or accessible from our website are for informational purposes only and are not incorporated into this annual report on Form 10-K.

Organization

Our organizational structure, which is arranged by geography and industry/functional practices, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for executive talent.

Geographic Structure.    We provide senior-level executive search and leadership consulting services to our clients worldwide through a network of more than 60 offices in 26 countries. Major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

Our worldwide network also includes affiliate relationships in six countries. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees were $1.0 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.

Industry Practices.    We report and operate our executive search business in seven broad industry groups: Financial Services, Consumer, Industrial, Technology, Health Care, Professional Services and Higher Education/Nonprofit. These industry categories and their relative sizes, as measured by net revenue for 2006, are as follows:

Broad Industry Groups	Percentage of Net Revenue
Financial Services	34%
Consumer	19%
Industrial	18%
Technology	10%
Health Care	8%
Professional Services	6%
Higher Education/Nonprofit/Other	5%

100%

While those broad industry groups are useful for tracking purposes, we know that understanding the unique needs of each client—in terms of such factors as competitive landscape, business strategy and operations—is integral to providing quality service. Thus, our functional and industry practice structure is designed to reflect the needs of our clients and our enhanced focus on certain market sectors. Certain practices are organized globally, while others have a regional or local focus, as follows:

Our Global Industry Practices are: Business & Professional Services; Consumer; Financial Services; Industrial; Life Sciences; Private Equity & Venture Capital; and Technology.

Other Practices with a regional or local focus are: Diversity Services; Education/Nonprofit; Interim Executives.

Certain markets have a significant concentration of companies within particular industry sectors. For example, our Financial Services practice has its largest concentration of consultants in New York and London, two of the world’s largest financial centers. Each industry practice is managed by a Practice Managing Partner who facilitates the respective group’s marketing activities.

Functional Practices.    Our executive search consultants also specialize in searches for specific “C-level” functional positions, which are roles that generally report directly to the chief executive officer. These include chief financial officers, chief information officers, chief legal officers, chief marketing officers and chief human resources officers. Our functional specialists maintain continuous awareness of candidate talent.

Our Global Functional Practices are: CEO & Board of Directors; Chief Information Officer; Chief Marketing Officer; Financial Officers; Human Resources; Legal; Real Estate; Research & Development; and Supply Chain.

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

Information by Geographic Segment

Americas.    As of December 31, 2006, we had 218 executive search consultants operating in our Americas segment, which includes the United States, Canada, Mexico and Latin America, principally Argentina, Brazil and Chile. Our Americas segment generated approximately 56% of our worldwide net revenue in 2006. The largest offices in this segment in terms of net revenue are located in New York, Chicago and Atlanta.

Europe.    As of December 31, 2006, we had 125 executive search consultants operating in 13 European countries. Our European segment generated approximately 34% of our worldwide net revenue in 2006. The United Kingdom, Germany and France produced the highest levels of net revenue in this segment.

Asia Pacific.    As of December 31, 2006, we had 45 executive search consultants in operating the Asia Pacific segment. This segment generated approximately 10% of our worldwide net revenue in 2006. China (including Hong Kong), Australia and Japan produced the highest levels of net revenue in this segment.

For financial information relating to each geographic segment, see Note 19, Segment Information, in the Notes to Consolidated Financial Statements.

Seasonality

While there is no discernible seasonality in our business, revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. Although as a percentage of total annual net revenue, the first quarter is typically the lowest. On average, the variance between the highest and lowest amount of quarterly net revenue, as expressed as a percentage of annual net revenue, is approximately two percentage points.

Clients and Marketing

Our consultants market the firm’s executive search services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are supported by proprietary databases, which provide our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completed assignments, as well as repeat business resulting from our ongoing client relationships.

Either by agreement with clients or for client relationship purposes, executive search firms generally refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period of time typically not more than one year from the commencement of a search. We seek to mitigate any adverse effects of these off-limits arrangements by strengthening our long-term relationships, allowing us to communicate our belief to prospective clients that we can conduct searches without these off-limits arrangements impeding the quality of our work.

No single client accounted for more than 3% of our net revenue in 2006, 2005 or 2004.

Information Management Systems

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

Professional Staff and Employees

Our executive search professionals are generally categorized either as consultants or associates. Associates assist consultants by conducting research, making initial contact with candidates in some instances and performing other search-related functions. As of December 31, 2006, we had 1,550 full-time equivalent employees, of whom 388 were executive search consultants, 407 were associates and 755 were other search, support and corporate staff.

In each of the past five years, no single consultant accounted for a material portion of our net revenue. We recruit our consultants both from other executive search firms or consultants new to search who have worked in industries represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career, and who we train in our techniques and methodologies. We are not a party to any collective bargaining agreement, and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn/Ferry International, Russell Reynolds

Associates, Inc. and Spencer Stuart & Associates. To a lesser extent, we also face competition from smaller boutique or specialty firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in the marketplace for effective consultants. The Association of Executive Search Consultants (AESC) estimated the market size for the executive recruiting industry was $8.7 billion worldwide in 2006. Combined, the revenues of our Company and our top four competitors represent approximately 27% of this market.

Overall, the search industry has relatively few barriers to entry. Higher barriers exist, however, for global retained executive search firms like ours that focus primarily on conducting searches for senior-level positions. At this level, clients rely more heavily on a search firm’s reputation, global access and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our client services specialties and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms.

Competition in our leadership consulting services is highly fragmented, with no universally recognized market leaders.

EXECUTIVE OFFICERS

Our executive officers as of March 1, 2007 are as follows:

Name	Age	Position With Company
L. Kevin Kelly	41	Chief Executive Officer; Director

K. Steven Blake	42	Executive Vice President, General Counsel and Secretary

Charles G. Davis	49	Regional Managing Partner, Asia Pacific

Michael Franzino	58	Chairman, Global Markets

John T. W. Hawkins	52	Regional Managing Partner, Americas

Eileen A. Kamerick	48	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

David C. Peters	54	Regional Managing Partner, Europe/Middle East/Africa

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 1, 2007:

L. Kevin Kelly was elected our Chief Executive Officer and a Director in September 2006. Previously, Mr. Kelly was President, Europe/Middle East/Africa and Asia Pacific from March 2005 to September 2006, Regional Managing Partner, Asia Pacific from September 2002 to March 2005, and Office Managing Partner, Tokyo from February 2002 to September 2002. He joined us in 1997.

K. Steven Blake has been our General Counsel and Secretary since joining us in July 2005 and was named Executive Vice President in January 2007. Previously, Mr. Blake was General Counsel of Aquion Partners, LP from 2001 to 2005. From 1998 to 2001, Mr. Blake was Associate General Counsel for General Electric Capital Corporation.

Charles G. Davis has been our Regional Managing Partner, Asia Pacific since September 2006, Office Managing Partner, Sydney since January 2006, and Managing Partner of our Chief Information Officer Practice in Asia Pacific since October 2002. Previously, Mr. Davis was Managing Partner of our Technology and Business & Professional Services Practice in Asia Pacific from April 1999 to December 2005. He joined us in 1998.

Michael Franzino has been our Chairman, Global Markets since September 2005 and Co-Head of Target Accounts since January 2004. Previously, Mr. Franzino was Managing Partner of our Financial Services Practice from October 2001 to December 2006 and Office Managing Partner, New York—Wall Street from January 2003 to December 2004. He joined us in 1999.

John T.W. Hawkins has been our Regional Managing Partner, Americas since joining us in January 2007. Previously, Mr. Hawkins was Executive Vice President-Corporate Development and External Affairs at MedPointe Pharmaceuticals from 2000 to 2007. Prior to that, between 1990 and 2000, he held numerous leadership roles at Russell Reynolds Associates, including Managing Director and Leader of both the Global Health Care Sector and the Global Board of Directors/CEO Practice.

Eileen A. Kamerick has been our Chief Financial Officer since joining us in June 2004. Ms. Kamerick was named Chief Administrative Officer in December 2006 and Executive Vice President in January 2007. Previously, she was Chief Financial Officer and Executive Vice President of Bcom3 Group, Inc. from 2001 to 2003 and Chief Financial Officer and Executive Vice President at United Stationers, Inc. from 2000 to 2001.

David C. Peters has been our Regional Managing Partner, Europe/Middle East/Africa since September 2006. Previously, Mr. Peters was Office Managing Partner, London from October 2003 to November 2006, Area Managing Partner, UK/Middle East/Africa from July 2004 to March 2005, and Head of our Interim Practice from November 2002 to June 2005. He joined us in 2000.

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

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such efforts may result in an acceleration of depreciation expense over the shortened expected remaining life of the software. In addition, if we experience any interruptions or loss in our information processing capabilities, our business, financial condition and results of operations may suffer.

We face the risk of liability in the services we perform.

We are exposed to potential claims with respect to the executive search process. The growth and development of our other leadership consulting services brings with it the potential for new types of claims. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or professional malpractice. In addition, candidates and client employees could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of the employment laws or malpractice. In various countries, we are subject to data protection laws impacting the processing of candidate information. We maintain professional liability insurance in amounts and coverage that we believe are adequate; however, we cannot guarantee that our insurance will cover all claims or that coverage will always be available. Significant uninsured liabilities could have a negative impact on our business, financial condition and results of operations.

Our multinational operations may be adversely affected by social, political, legal and economic risks.

We generate substantial revenue outside the United States. We offer our services through offices in 26 countries around the world. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

We may not be able to align our cost structure with net revenue.

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure with net revenue could adversely affect our business, financial condition and results of operations.

Our net revenue may be affected by adverse economic conditions.

Although our net revenue increased in 2006, coinciding with signs of moderate worldwide economic growth, there can be no assurances that economic conditions will continue to improve or even remain stable. If economic conditions weaken, our business, financial condition and results of operations could suffer.

We may not be able to generate sufficient profits to realize our net deferred tax assets.

While we were profitable in 2006 and expect to be profitable in 2007 and beyond, there is no assurance that future taxable income will be sufficient to realize the benefit of certain deferred tax assets we could claim. We establish valuation allowances when there is insufficient evidence for the realizability of these deferred tax assets. The realizability of the deferred tax assets is reassessed as facts and circumstances dictate. If after future assessments of the realizability of the deferred tax assets, we determine that a lesser or greater allowance is required, we would record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination.

Our inability to successfully integrate Highland Partners and other acquisitions may have an adverse effect on our business.

We completed the acquisition of Highland Partners in the fourth quarter of 2006. While we intend to continue to grow through selective acquisitions, we may not be able to identify appropriate acquisition candidates, consummate acquisitions on satisfactory terms or integrate the acquired businesses effectively and profitably into our existing operations. Our future success will depend in part on our ability to complete the integration of Highland Partners and other acquisitions successfully into our operations. In addition, failure to successfully integrate Highland Partners may adversely affect our profitability by creating operating inefficiencies that could increase operating expenses as a percentage of net revenues and reduce operating income. Further, after any acquisition, the acquired businesses’ clients may choose not to move their business to us causing an adverse affect on our business, financial condition and results of operations.

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

As a result of prior consolidation and closing of offices in order to reduce costs, we have been left with unused office space for which we are still required to make lease payments. While the majority of the vacated properties have been sublet, at December 31, 2006, there was approximately 60 thousand square feet of unused real estate. The total remaining commitment related to these vacated properties that have not been sublet is $5.1 million, of which $3.3 million has been accrued at December 31, 2006, net of estimated sublease income. Inherent in these accruals are estimates concerning vacancy periods and sublease income. If we are unable to sublease or assign this unused office space within the estimated time frame, if we sublease or assign this office space for amounts less than we had anticipated or if one of our tenants defaults on a sublease, our business, financial condition, results of operations and cash flow could suffer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have offices in major metropolitan areas in 26 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was approximately 765 thousand as of December 31, 2006. These office leases call for future minimum lease payments of $152.0 million and have terms that expire between 2007 and 2020, exclusive of renewal options that we can exercise. Approximately 126 thousand square feet of office space has been sublet to third parties. See Risk Factors included in Item 1 of this Form 10-K for further information concerning unused office space.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against us regarding a search for a chief executive officer we performed in 1998. The suit sought damages, including between $59 million and $75 million, based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all claims made by Mt. Sinai. Mt Sinai then filed an appeal with respect to this decision. On July 12, 2006, the U.S. Court of Appeals for the 11th Circuit Court affirmed the decision of the U.S. District Court for the Southern District of Florida to dismiss all claims made against us. On July 31, 2006, Mt. Sinai filed a petition for re-hearing with the 11th Circuit Court, which petition was denied on August 16, 2006. This denial represents a final disposition of Mt. Sinai’s appeal. Subsequently, on October 2, 2006, the parties entered into a release agreement, pursuant to which Mt. Sinai agreed to forgo any action whatsoever to continue the litigation against us.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 to 2004, including an examination of the Company’s arrangement with professional services companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.5 million). No penalty has been included in this assessment. This final assessment has been appealed by the Company and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 3, Restricted Cash, in the Notes to Consolidated Financial Statements. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq Stock Market under the symbol “HSII.” The following table sets forth the high and low stock price per share of the common stock for the periods indicated, as reported on the Nasdaq Stock Market.

Year Ended December 31, 2006	High	Low
First Quarter	$37.12	$30.88
Second Quarter	37.50	29.87
Third Quarter	37.86	30.10
Fourth Quarter	43.49	35.48

Year Ended December 31, 2005
First Quarter	$38.64	$30.59
Second Quarter	37.00	24.25
Third Quarter	34.00	25.81
Fourth Quarter	34.40	28.54

As of February 23, 2007, the last reported price on the Nasdaq Stock Market for our common stock was $47.25 per share and there were approximately 147 stockholders of record of the common stock.

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

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended December 31, 2006. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Oct. 1, 2006 – Oct 31, 2006	—	—	—	$40,877,688
Nov. 1, 2006 – Nov. 30, 2006	23,220	$41.35	23,220	39,917,462
Dec. 1, 2006 – Dec. 31, 2006	31,259	41.77	31,259	38,611,923

Total	54,479		54,479

On September 16, 2005, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price up to $50 million. The Company purchased 1,476,809 shares of the Company’s common stock for $50 million under the September 2005 authorization, which was completed during the second quarter of 2006.

On May 24, 2006, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price up to $50 million. No time limit has been set for completion of this program. Through December 31, 2006, the Company purchased 326,368 shares of the Company’s common stock for $11.4 million under the May 2006 authorization.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are derived from the audited historical consolidated financial statements which are included elsewhere in this Form 10-K. The data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are derived from audited historical consolidated financial statements that are not included in this report. The data set forth are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2006	2005		2004		2003	2002
	(in thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$478,523	$412,297		$375,432		$317,934	$350,712
Reimbursements	23,471	20,553		22,744		22,683	26,133

Total revenue	501,994	432,850		398,176		340,617	376,845
Operating expenses:
Salaries and employee benefits	328,714	273,949		251,186		223,537	242,330
General and administrative expenses	99,352	94,369		96,533		87,250	106,913
Reimbursed expenses	23,471	20,553		21,247		22,683	26,133
Restructuring charges (1)	408	22,493		550		29,443	48,532

Total operating expenses	451,945	411,364		369,516		362,913	423,908

Operating income (loss)	50,049	21,486		28,660		(22,296)	(47,063)
Non-operating income (expense):
Interest income	6,318	5,951		2,588		1,687	2,018
Interest expense	(61)	(379)		(197)		(166)	(210)
Net realized and unrealized gains (losses) on equity and warrant portfolio	510	(19)		57,072	(2)	673	(1,325)
Write-down of long-term investments	—	—		—		—	(5,000	)(4)
Other, net	(1,550)	1,443		(1,024)		(1,722)	(73)

Net non-operating income (expense)	5,217	6,996		58,439		472	(4,590)

Income (loss) before income taxes	55,266	28,482		87,099		(21,824)	(51,653)
Provision for (benefit from) income taxes	21,023	(10,736	)(3)	4,791	(3)	58,844 (3)	(11,491)

Net income (loss)	$34,243	$39,218		$82,308		$(80,668)	$(40,162)

Basic earnings (loss) per common share	$1.91	$2.08		$4.35		$(4.43)	$(2.22)
Basic weighted average common shares outstanding	17,925	18,898		18,941		18,217	18,107
Diluted earnings (loss) per common share	$1.81	$1.98		$4.11		$(4.43)	$(2.22)
Diluted weighted average common shares outstanding	18,916	19,761		20,012		18,217	18,107

Balance Sheet Data (at end of period):
Working capital	$131,086	$159,964		$150,198		$65,211	$84,276
Total assets	519,770	410,922		421,284		304,430	367,835
Long-term debt, less current maturities	—	—		—		26	294
Stockholders’ equity	263,705	237,485		216,126		126,209	199,711

Other Operating Data:
Average number of consultants during the period	348	307		299		328	391

Notes to Selected Financial Data:

(1)	As a result of a dramatic change in the market for executive search services, we began the restructuring of our business to better align costs with expected net revenue levels. For the years ended 2006, 2005, 2004, 2003, and 2002, we recorded restructuring charges of $0.4 million, $22.5 million, $0.6 million, $29.4 million, and $48.5 million, respectively. See Note 15, Restructuring Charges, in the Notes to Consolidated Financial Statements.

(2)	In 2004, we recognized a realized gain of $57.0 million related to the equity and warrant portfolio, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google Inc. See Note 16, Significant Warrant Monetization, in the Notes to the Consolidated Financial Statements.

(3)	The 2003 income tax provision includes a non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, to provide a full valuation allowance against the net deferred tax assets for the U.S. income tax paying entity. In 2004 and again in 2005, we determined that a lesser valuation allowance was required relating to certain deferred tax assets in the U.S. and recorded reductions to the valuation allowance of $28.5 million and $24.6 million, respectively. See Note 18, Income Taxes, in the Notes to Consolidated Financial Statements.

(4)	During 2002, we determined that there was a permanent decline in value in our remaining investment in the ETF Group. As a result, we recorded a non-cash charge of $5.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Our Business

We are a leading provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives for their executive management and board positions. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, top team effectiveness, executive assessment, talent management, executive development, and M&A human capital effectiveness.

We provide our services to a broad range of clients through the expertise of more than 388 consultants located in 26 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

In the second quarter of 2005, we adopted a new compensation policy for consultants and management. Under this policy, a portion of consultant and management bonuses are paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The amount paid in the form of restricted stock units varies between 10% and 20% (plus a premium of 10% on the shares received) depending on the employee’s position. In 2006, the amount paid in the form of restricted stock units increased from 10% to 15% for many employees. The restricted stock units are issued in the quarter following the year in which the performance portion of the awards is earned. Compensation expense related to awards requiring satisfaction of both service and performance conditions is recognized using a graded vesting attribution method over the requisite service period which for 2006, began January 1, 2006 and continues through the final vesting date, which is generally three years from the date of grant. This change in policy was made to better align consultant’s and management’s interest with those of the shareholder. In addition, the change will result in increased share ownership for consultants and management.

2006 Overview

In the third quarter of 2006, our Board of Directors elected L. Kevin Kelly as Chief Executive Officer and appointed him as a director of the Company. Mr. Kelly has held various positions within the Company since 1997, most recently as President of Europe/Middle East/Africa (EMEA) and Asia Pacific. The prior Chairman and CEO, Thomas J. Friel, who previously announced in June 2006 his intention to transition out of the CEO role, has become non-executive Chairman of the Board.

In January of 2007, John Hawkins joined Heidrick & Struggles as Regional Managing Partner of the Americas, with responsibility for the firm’s U.S., Canadian and Latin American operations. Mr. Hawkins joins Heidrick & Struggles from MedPointe Inc., a New Jersey-based specialty pharmaceuticals company that he co-founded through the 2001 leveraged buyout of Carter-Wallace, Inc., a NYSE-listed multinational consumer/health care concern. At MedPointe, he served as Executive Vice President of Corporate Development and External Affairs and also was a member of both the Executive and Management Committees. Prior to that, he held numerous leadership roles at Russell Reynolds Associates, including Managing Director and Leader of both the Global Health Care Sector and the Global Board of Directors/CEO practice.

David Peters assumed the role of Regional Managing Partner of EMEA and Gerry Davis assumed the role of Regional Managing Partner of Asia Pacific. In conjunction with the appointment of these two regional managing partners, Jeff R. Scherb, who as Chief Technology and Operations Officer, was assisting Mr. Kelly in running both EMEA and Asia Pacific, retired from the Company at year end.

In October of 2006, we completed the acquisition of substantially all of the assets of Highland Partners, a leading retained executive search boutique and a division of Hudson Highland Group, Inc., through an asset purchase funded from existing cash for $36.0 million including $1.2 million of capitalized acquisition costs. Hudson Highland Group will also be eligible to receive earnout payments of up to $15.0 million based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The total purchase price, including the $36.6 million paid at closing and the 2007 and 2008 earnout payments will not exceed $51.6 million. All 48 of the Highland Partners consultants who were offered employment by us have accepted and joined our Company.

Consolidated net revenue increased 16.1%, or $66.2 million in 2006, compared to 2005. Net revenue includes $13.7 million associated with former Highland Partners’ consultants. Double-digit increases were reported in 2006 in the Americas, Europe and Asia Pacific. The Financial Services, Consumer, and Industrial groups were the largest contributors to year-over-year revenue growth. Consultant productivity measured by revenue per executive search consultant, remained at $1.3 million for the year ended December 31, 2006, consistent with the year ended December 31, 2005.

Operating income as a percentage of net revenue increased to 10.5% in 2006 from 5.2% in 2005 primarily as a result of lower restructuring charges in 2006.

We ended the year with a strong cash and short-term investment balance of $220.8 million, an increase of $17.1 million, compared to $203.7 million at December 31, 2005. The increase in year-over-year ending cash and short-term investment balances primarily reflects the decision in early 2006 to consolidate the two bonus payments made to consultants into one payment to be paid in the first quarter following the year in which the bonus is earned, along with increased cash flows from operations. This increase was partially offset by the cash used to acquire substantially all of the assets of Highland Partners and repurchases of our common stock.

2007 Outlook

For 2007, we expect to achieve net revenue of between $560 million and $580 million, representing growth over 2006 net revenue of between 17% and 21%. We are targeting to achieve a 2007 full-year operating margin of 13%. Net income and earnings per share are expected to reflect a full-year effective tax rate of between 42% and 48% primarily due to certain one-time costs associated with tax planning initiatives. In addition, quarterly and full-year tax rate estimates can be significantly impacted by country-level results and can vary significantly by reporting period, as well as by discrete items that require immediate recognition in a particular quarter. We will continue to pursue additional means by which to lower this rate estimate.

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

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	$478,523	$412,297	$375,432
Reimbursements	23,471	20,553	22,744

Total revenue	501,994	432,850	398,176
Operating expenses:
Salaries and employee benefits	328,714	273,949	251,186
General and administrative expenses	99,352	94,369	96,533
Reimbursed expenses	23,471	20,553	21,247
Restructuring charges	408	22,493	550

Total operating expenses	451,945	411,364	369,516

Operating income	50,049	21,486	28,660
Net non-operating income	5,217	6,996	58,439

Income before income taxes	55,266	28,482	87,099
Provision for (benefit from) income taxes	21,023	(10,736)	4,791

Net income	$34,243	$39,218	$82,308

The following table summarizes, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2006	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	4.9	5.0	6.1

Total revenue	104.9	105.0	106.1
Operating expenses:
Salaries and employee benefits	68.7	66.4	66.9
General and administrative expenses	20.8	22.9	25.7
Reimbursed expenses	4.9	5.0	5.7
Restructuring charges	0.1	5.5	0.1

Total operating expenses	94.4	99.8	98.4

Operating income	10.5	5.2	7.6
Net non-operating income	1.1	1.7	15.6

Income before income taxes	11.5	6.9	23.2
Provision for (benefit from) income taxes	4.4	(2.6)	1.3

Net income	7.2%	9.5%	21.9%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

2006 Compared to 2005

Total revenue.    Consolidated total revenue increased $69.1 million, or 16.0%, to $502.0 million in 2006 from $432.9 million in 2005. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $66.2 million, or 16.1%, to $478.5 million in 2006 from $412.3 million in 2005. Net revenue in 2006 includes $13.7 million associated with former Highland Partners’ consultants since October 2, 2006. Net revenue increased across all regions in 2006. The Financial Services, Consumer, and Industrial industry groups contributed to the increase in net revenue in 2006 as compared to 2005. In 2006, the number of confirmed executive searches increased 9.1% to 4,447 from 4,077 in 2005. We believe this increase reflects the impact of moderate economic improvement in the global economy, our success in winning business and our acquisition of Highland Partners. The positive impact of exchange rate fluctuations resulted in an increase in revenue in 2006 of less than one percentage point year over year.

Net revenue in the Americas was $265.4 million in 2006, an increase of $26.8 million, or 11.2%, from $238.6 million in 2005. Net revenue in 2006 includes $10.9 million associated with former Highland Partners’ consultants since the acquisition date of October 2, 2006. The Financial Services, Consumer and Industrial groups were the largest contributors to revenue in 2006. The positive impact of exchange rate fluctuations in Canada and Latin America contributed to less than one percentage point of revenue growth in 2006. Net revenue in Europe was $163.6 million in 2006, an increase of $29.3 million, or 21.9%, from $134.3 million in 2005. Net revenue in 2006 includes $2.3 million associated with former Highland Partners’ consultants since October 2, 2006. The increase in net revenue over 2005 was driven by strong results in the Financial Services, Consumer, Health Care and Industrial groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of 1.5 percentage points in 2006. In Asia Pacific, net revenue was $49.5 million in 2006, an increase of $10.0 million, or 25.4%, from $39.5 million in 2005. Net revenue in 2006 includes $0.5 million associated with former Highland Partners’ consultants since October 2, 2006. The negative impact of exchange rate fluctuations resulted in a decrease in revenue of less than one percentage point year over year. Most industry groups experienced significant net revenue growth in 2006 as compared to the prior year.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $54.8 million, or 20.0%, to $328.7 million in 2006 from $273.9 million in 2005. Fixed salaries and employee benefits increased $40.7 million and performance-related compensation expense increased $14.1 million. Fixed salaries and employee benefits expense includes stock-based compensation expense earned under prior year equity awards requiring satisfaction of both service and performance conditions.

During the third quarter of 2006, we revised our policy relating to the vesting of certain restricted stock units upon the eligible retirement of employees that hold such awards. This policy revision constitutes a modification of those equity awards. According to the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), we are required to recognize the original grant date fair value compensation cost over an accelerated service period (through the earliest date each equity award holder is eligible to retire) for those awards affected by the modification. During 2006, we recorded an additional $2.7 million of non-cash compensation expense related to the accelerated vesting of these restricted stock unit awards.

Fixed salaries and employee benefits expense increased $40.7 million in 2006 compared to 2005, of which $6.7 million is associated with former Highland Partners’ consultants. The remaining increase was primarily attributable to a 10% increase in headcount year over year, a $8.0 million increase in stock-based compensation expense and $5.3 million of severance costs associated with a realignment of management responsibilities for the new CEO’s senior team and a realignment of management in Germany. Of the increase in stock-based compensation, $5.3 million relates to an increase in the number of outstanding restricted stock units and more accelerated vesting of the units as compared to the prior year, and $2.7 million related to stock option expense now recorded in earnings under a new accounting standard.

Performance-related compensation expense increased $14.1 million, of which $4.9 million is associated with former Highland Partners’ consultants. The remaining increase is primarily the result of the increase in the number of consultants added during the last year and increased net revenue. The accelerated vesting of certain restricted stock unit awards in 2006 increased performance-based compensation expense by $1.3 million. Also, in 2006, the amount of certain consultant and management bonuses paid in the form of restricted stock units increased from an average of 10% to 15%. Compensation expense related to restricted stock units is recognized over a longer period (the service period of the equity award) as compared to cash compensation which is expensed entirely in the period in which the related services are performed. Therefore, as a result of increasing the amount of bonuses paid in the form of restricted stock units, compensation expense decreased $3.3 million in 2006 as compared to 2005.

The negative impact of exchange rates on consolidated salaries and employee benefits was less than one percentage point year over year.

General and administrative expenses.    Consolidated general and administrative expenses increased $5.0 million, or 5.3%, to $99.4 million in 2006 from $94.4 million in 2005. Of this increase, $3.0 million is associated with former Highland Partners’ consultants. The remaining increase of $2.0 million is related to operating expenses associated with higher net revenue levels and higher discretionary spending including $0.9 million in travel costs, $0.8 million related to marketing and business development activities and $1.3 million in fees for professional services, partially offset by lower depreciation and premise-related costs of $0.5 million. Also, 2005 included a $0.5 million favorable settlement of an insurance claim.

Operating income.    Our consolidated operating income was $50.0 million in 2006 compared to $21.5 million in 2005. The following table summarizes our consolidated operating income for the years ended December 31, 2006 and 2005, respectively:

Operating income:	2006	2005	Change
	(in millions)
Total regions	$82.1	$68.4	$13.7
Corporate	(31.6)	(24.4)	(7.2)

Operating income before restructuring charges	50.5	44.0	6.5
Restructuring charges	(0.4)	(22.5)	22.1

Consolidated operating income	$50.0	$21.5	$28.6

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The increase in the consolidated operating income was primarily due to improved net revenue and profitability in the geographic regions and decreased restructuring charges, partially offset by increased operating expenses.

In the Americas, operating income increased to $53.9 million in 2006 from $50.4 million in 2005. Of this $3.5 million increase in operating income, $1.7 million is associated with former Highland Partners’ consultants. The remaining increase in operating income of $1.8 million is the result of year over year increased net revenue of $15.9 million offset by higher salaries and benefits expense of $16.3 million, and lower general and administrative expenses of $2.2 million. The increase in salaries and employee benefit expense is primarily as a result of a 27.2% increase in headcount over last year and $1.9 million related to the accelerated vesting of certain restricted stock unit awards. The decrease in general and administrative expense of $2.2 million is a result of lower discretionary spending of $1.0 million, premise-related costs of $0.8 million and bad debt expense of $0.4 million.

In Europe, operating income increased $7.2 million in 2006, to $14.9 million, from $7.7 million in 2005. Although the former Highland Partners consultants added $2.3 million of net revenue in 2006, the impact on operating income was negligible. Excluding the results associated with former Highland Partners’ consultants, the increase in net revenue of $27.0 million was offset by increases in salaries and benefits expense of $18.1 million and general and administrative expenses of $1.7 million. The increase in salaries and employee benefits is primarily a result of a 7.8% increase in headcount over last year and $2.9 million in severance costs associated with a realignment of management in Germany.

In Asia Pacific, operating income was $13.3 million, an increase of $2.9 million, compared to $10.4 million in 2005. The increase in net revenue of $10.0 million was offset by an increase of $5.7 million of salaries and employee benefits expense and $1.3 million of general and administrative expenses.

Corporate expenses increased $7.2 million in 2006, to $31.6 million from $24.4 million in 2005. Of this increase, $2.4 million relates to costs associated with former Highland Partners’ consultants, the majority of which relate to integration costs and fees incurred under a transitional service agreement with the former owner. The remaining increase of $4.8 million was primarily the result of increased fixed salaries and employee benefits expense of $2.0 million due to increased headcount and increased stock-based compensation expense related to restricted stock unit awards. Also included in 2006 is $1.1 million of severance, $0.8 million of stock option expense now recorded in earnings under a new accounting standard and $0.5 million related to the accelerated vesting of certain restricted stock unit awards. In addition, general and administrative expenses increased $0.4 million year over year.

Restructuring charges were $0.4 million and $22.5 million in 2006 and 2005, respectively. Cash outlays in 2006 related to restructuring charges accrued at December 31, 2005 were $7.1 million. The remaining accrued restructuring charges of $12.7 million at December 31, 2006 are expected to be paid over the remaining lease terms of vacated properties.

Net non-operating income.    Net non-operating income was $5.2 million in 2006, compared to $7.0 million in 2005.

Net interest income in 2006 increased $0.7 million to $6.3 million primarily due to higher cash balances and higher investment returns on the invested cash.

During 2006, we recognized $0.6 million of realized gains and $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During 2005, we recognized $1.0 million of realized gains and $1.0 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $1.6 million in 2006, compared to net other non-operating income of $1.4 million in 2005. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes.    In 2006, we reported income before taxes of $55.3 million and recorded an income tax provision of $21.0 million. The effective tax rate for 2006 was 38.0%. This rate reflects a net benefit of $1.6 million from the correction of prior year misstatements associated with refund opportunities for past taxes paid in the U.S. taxing jurisdiction.

In 2005, we reported income before taxes of $28.5 million and recorded an income tax benefit of $10.7 million. An income tax benefit was recorded despite reporting income before taxes because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, significantly reducing federal and state income tax provision. Also, the total annual effective tax benefit rate was substantially impacted by additional discrete reversals of portions of the tax valuation allowance established in 2003 against net deferred tax assets. In recent years, we began generating pre-tax book income on a consistent basis and expect to continue to do so. Under SFAS No. 109, “Accounting for Income Taxes,” a company must continually evaluate the need for a valuation allowance and reduce the allowance when it is more likely than not that some or all of the associated benefits of the deferred tax assets will be utilized. In 2005, we concluded it was more likely than not that a majority of our U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance on our U.S. deferred tax assets.

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

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $22.7 million, or 9.1%, to $273.9 million in 2005 from $251.2 million in 2004. Fixed salaries and employee benefits increased $11.8 million and performance-related compensation expense increased $10.9 million. The increase in fixed salaries and employee benefits expense of $11.8 million was primarily attributable to a 3% increase in average consultant headcount year over year. Also, fixed stock-based compensation expense was higher by $8.5 million in 2005 as compared to 2004 primarily as a result of the restricted stock units granted in the first quarter of 2005. The net expense related to our German pension plan decreased $2.1 million in 2005. See Note 11, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements.

Performance-related compensation expense increased $10.9 million in 2005 compared to 2004 primarily as a result of increased net revenue. We adopted a new compensation policy in 2005 whereby between 10% and 20% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. Compensation expense related to these restricted stock units is recognized over the service period which, for 2005, is considered to have begun on January 1, 2005 as bonuses are earned through the final vesting date three years from the date of grant. This resulted in a deferral of $6.1 million of compensation expense from 2005 bonus awards as compared to 2004, during which 100% of the annual bonus was being recognized in that fiscal year as it was paid entirely in cash.

Excluding a negative impact of $1.4 million due to exchange rate fluctuations, a comparison which management believes provides a better indication of operational performance, consolidated salaries and employee benefits increased approximately 9% in 2005 compared to 2004.

As a percentage of net revenue, salaries and employee benefits expense was 66.4% in 2005, compared to 66.9% in 2004.

General and administrative expenses.    Consolidated general and administrative expenses decreased $2.1 million, or 2.2%, to $94.4 million in 2005 from $96.5 million in 2004. An increase of $5.1 million in operating expenses associated with higher net revenue levels and discretionary spending related to marketing and business development activities was offset by certain expenses recorded in 2004 that did not recur in 2005. Among these items are the costs associated with the worldwide partners meeting that was held in 2004. Also, we recorded $1.3 million of legal settlement costs in 2004, of which $0.5 million was later determined to be covered by our insurance carrier and reimbursed to us in 2005. In addition, bad debt expense was $0.8 million in 2005 compared to a net reduction in expense of $0.7 million in 2004 resulting in a net increase of $1.5 million year over year. The net reduction in bad debt expense in 2004 is related to an adjustment recorded to the allowance for doubtful accounts based on favorable collection experience. Depreciation expense decreased $1.9 million in 2005 along with a decrease of $2.7 million of other infrastructure costs. The negative impact of exchange rate fluctuations on general and administrative expenses was less than one percentage point.

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

Restructuring charges.    During 2005, we recorded restructuring charges of $22.5 million. These initiatives focused primarily on Europe and included charges of $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants Included in the office related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. By segment, the restructuring charges recorded in 2005 are $1.1 million in the Americas, $19.3 million in Europe and $2.1 million in Corporate.

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

In the Americas, operating income in 2005 increased $3.5 million to $50.4 million from $46.9 million in 2004. As net revenue increased by $24.2 million, salaries and employee benefits expense increased by $16.7 million. Fixed salaries and employee benefits expense increased by $12.7 million primarily as a result of higher stock-based compensation expense related to restricted stock units granted in the first quarter of 2005. Performance-related compensation expense increased $4.0 million primarily as a result of increased net revenue. In addition, we adopted a new compensation policy in 2005 whereby between 10% and 20% of consultant and management bonuses will be paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The restricted stock units will be issued in the month of March following the year in which the bonuses are earned. Compensation expense related to these restricted stock units is recognized over the service period which, for 2005, is considered to have begun on January 1, 2005 as bonuses are earned through the final vesting date three years from the date of grant. This resulted in a $4.1 million reduction in compensation expense in 2005 as compared to 2004, during which 100% of the annual bonus expense was being recognized in that fiscal year. The increase in general and administrative expenses of $4.0 million is a result of higher discretionary spending of $3.7 million offset by a $1.5 million of lower infrastructure expenses. In addition, bad debt expense was $0.7 million in 2005 compared to a net reduction in expense of $1.1 million in 2004 resulting in a net increase of $1.8 million year over year. The net reduction in bad debt expense in 2004 is related to an adjustment recorded to the allowance for doubtful accounts based on favorable collection experience.

In Europe, operating income was $7.6 million in 2005 compared to $3.6 million in 2004. The increase in net revenue of $5.0 million, lower general and administrative expenses of $1.8 million, and lower fixed salaries and employee benefits expense of $3.1 million, were offset by an increase of $5.8 million of performance-related compensation General and administrative expenses were also lower by $1.8 million in 2005 primarily as a result of $1.3 million of legal settlement costs relating to a claim arising from certain professional services provided by one of our consultants to a client that was recorded in 2005, of which $0.5 million was later determined to be covered by our insurance carrier and reimbursed to us in 2005.

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

Restructuring charges were $22.5 million and $0.6 million in 2005 and 2004, respectively. The restructuring charges are explained above in the section captioned, Restructuring charges.

Net non-operating income.    Net non-operating income was $7.0 million in 2005, compared to $58.4 million in 2004.

Net interest income in 2005 increased $3.4 million to $6.0 million primarily due to higher cash balances and higher investment returns on the invested cash.

During 2005, we recognized $1.0 million of realized gains and $1.0 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During 2004, we recognized a realized gain of $57.0 million, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio, including $56.8 million related to the monetization of our shares of common stock of Google. For further information on this monetization, see Note 16, Significant Warrant Monetization, in the Notes to Consolidated Financial Statements.

Net other non-operating income was $1.4 million in 2005, compared to net other non-operating expense of $1.0 million in 2004. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes.    In 2005, we reported income before taxes of $28.5 million and recorded an income tax benefit of $10.7 million. An income tax benefit was recorded despite reporting income before taxes because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, significantly reducing federal and state income tax provision for the current year. Also, the total annual effective tax benefit rate was substantially impacted by additional discrete reversals of portions of the tax valuation allowance established in 2003 against net deferred tax assets. In recent years, we began generating pre-tax book income on a consistent basis and expect to continue to do so. Under SFAS No. 109, “Accounting for Income Taxes,” a company must continually evaluate the need for a valuation allowance and reduce the allowance when it is more likely than not that some or all of the associated benefits of the deferred tax assets will be utilized. In 2005, we concluded it was more likely than not that a majority of our U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance on our U.S. deferred tax assets.

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

We historically have paid a portion of our bonuses in December and the remainder in March. For the 2006 bonus year and going forward, we expect to pay most bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

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

Lines of credit.    During 2005 and 2006, we had a $60.0 million committed unsecured revolving credit facility (the “Facility”). Under the Facility, we could borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Facility sets limits on our ability to make acquisitions without bank approval and to incur additional debt outside of the Facility. We paid a facility fee whether or not the Facility was used during the year.

In October 2006, we terminated the Facility and replaced it with a $100 million committed unsecured revolving facility (the “New Facility”). Under the New Facility, we may borrow U.S. dollars, euros, or other major traded currencies as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by our leverage ratio. The New Facility has more favorable terms, including increased flexibility with regard to potential acquisitions, and lower costs than the terminated facility. A facility fee is charged even if no portion of the New Facility is used. The New Facility expires in October 2011.

There were no borrowings outstanding under the lines of credit existing at December 31, 2006 or December 31, 2005, nor were there any borrowings during the years ended December 31, 2006 and 2005, respectively, under the then existing lines of credit. At December 31, 2005 and through September 30, 2006, we were not in default of the financial covenants of the Facility. At December 31, 2006, we were in compliance with the financial covenants of the New Facility, and no event of default existed.

Cash, cash equivalents and short-term investments.    Cash, cash equivalents and short-term investments at December 31, 2006 were $220.8 million, an increase of $17.1 million, compared to $203.7 million at December 31, 2005. In 2006, we paid $36.0 million including $1.2 million of capitalized acquisition costs to acquire substantially all of the assets of Highland Partners. In December 2006, we entered into a bank guarantee in the amount of $7.9 million with regard to a tax assessment in a European country. This amount has been classified as restricted cash on the Consolidated Balance Sheets as of December 31, 2006 and reduces the cash balance reported at December 31, 2006. Refer to Note 3, Restricted Cash in the Notes to Consolidated Financial Statements.

Cash from operating activities.    In 2006, cash provided by operating activities was $99.8 million, principally reflecting our net income plus an increase in bonus related accruals and other non-cash charges, partially offset by an increase in trade receivables related to higher 2006 revenues. In 2006, to better assess full year Company performance before paying bonuses, we consolidated our two bonus payments made to consultants into one payment to be paid in the first quarter following the year in which the bonus was earned. In prior years, part of the annual bonus was paid to consultants in December.

In 2005, cash provided by operating activities was $33.4 million, primarily as a result of our net income adjusted for non-cash charges, offset by payments related to the restructuring charges.

In 2004, cash provided by operating activities was $25.7 million, primarily as a result of our net income adjusted for non-cash charges particularly related to the monetization of our shares of common stock of Google, offset by payments related to the restructuring charges.

Cash from investing activities.    Cash used in investing activities was $122.2 million in 2006, primarily as a result of net purchases of short-term investments of $73.4 million, $36.0 million paid in connection with the acquisition of Highland Partners and a $7.9 million increase in restricted cash.

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

Capital expenditures were $5.5 million, $6.1 million and $6.0 million in 2006, 2005 and 2004, respectively. Capital expenditures were primarily for computer equipment, software, and leasehold improvements. We anticipate that our capital expenditures for 2007 will be approximately $7 million to $9 million.

Cash from financing activities.    Cash used in financing activities in 2006 was $37.4 million primarily as a result of the repurchase of $51.7 million of our common stock offset by proceeds from stock options exercised during the period. Cash flows for 2006 also includes $4.2 million of tax benefits associated with the exercise or vesting of equity awards.

Cash used in financing activities in 2005 was $27.6 million as a result of the repurchase of our common stock partially offset by proceeds from stock options exercised during the period. Cash from financing activities was $5.5 million in 2004, primarily the result of proceeds from the exercise of stock options offset by repurchases of our common stock.

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

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as market conditions warrant, to purchase shares of our common stock on the open market or in negotiated block trades. No time limit has been set for completion of this program. Through December 31, 2006, we have purchased 326,368 shares of our common stock for $11.4 million under the May 2006 authorization.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2006 and the expected timing of cash payments related to these contractual obligations:

	Payments due for the years ended December 31,
Contractual obligations:	Total	2007	2008 and 2009	2010 and 2011	Thereafter
	(in millions)
Office space and equipment lease obligations (1)	$154.1	$31.5	$51.2	$28.7	$42.7
Accrued restructuring charges—severance (2)	0.5	0.5	—	—	—
Asset retirement obligations (3)	2.1	0.7	1.4	—	—

Total	$156.7	$32.7	$52.6	$28.7	$42.7

(1)	See Note 21, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 15, Restructuring Charges, in the Notes to Consolidated Financial Statements for additional information.

(3)	Represents the fair value of the obligation associated with a retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition. The obligation is recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2006. The obligations related to these employee benefit plans are described in Note 10, Employee Benefit Plans, and Note 11, Pension Plan and Life Insurance Contract. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table.

Application of Critical Accounting Policies and Estimates

General.    Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States (GAAP). Our significant accounting policies are discussed in Note 2,

Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Inherent in these accruals are estimates concerning vacancy periods, expected sublease income, and costs to terminate the leases. These accruals are periodically updated to reflect information concerning the commercial real estate markets in which the offices are located. During 2004, we recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance related restructuring accruals. During 2005, we recorded restructuring charges of $22.5 million, which include $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. Included in the office related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. During 2006, we revised estimates of previously announced restructuring initiatives and recorded restructuring charges of $0.4 million, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties. We believe that the accounting estimate related to accruals for the consolidation and closing of offices is a critical accounting estimate because it is highly susceptible to changes in the commercial real estate markets and the local regional economic factors where this leased office space is located.

Income taxes.    Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for the financial year ended December 31, 2006 was 38%.

No deferred tax liabilities have been recorded for U.S. income taxes and foreign withholding taxes related to undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

As a matter of course, the Company is regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related accrued interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. The Company believes its tax positions comply with applicable tax law and that it has adequately provided for any known tax contingencies.

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

Recently Issued Financial Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 is effective as of January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We will adopt the provisions of this interpretation effective for the first quarter of 2007. We do not currently anticipate that the adjustment, if any, to the opening balance of retained earnings that will be recorded upon adoption of FIN 48 will materially impact our financial condition.

FIN 48 also requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of January 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on the financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS No. 158”).

SFAS No. 158 requires an employer to recognize the funded status of each defined benefit post employment plan on the balance sheet. The funded status of all overfunded plans are aggregated and recognized as a non-current asset on the balance sheet. The funded status of all underfunded plans are aggregated and recognized as a current liability, a non-current liability, or a combination of both on the balance sheet. A current liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next 12 months exceeds the fair value of plan assets, and is determined on a plan-by-plan basis. SFAS No. 158 also requires the measurement date of a plan’s assets and its obligations to be the employer’s fiscal year-end date, a requirement with which we already comply. Additionally, SFAS No. 158 requires an employer to recognize changes in the funded status of a defined benefit post employment plan in the year in which the change occurs. SFAS No. 158 was effective for us as of December 31, 2006. The effect of adopting SFAS No. 158 on our Consolidated Balance Sheets as of December 31, 2006 was a decrease in retirement and pension plan liabilities of $3.3 million, an increase in accumulated other comprehensive income of $2.2 million and a decrease in non-current deferred tax assets of $1.1 million. See Note 11 Pension Plan and Life Insurance Contract to the Consolidated Financial Statements for more information regarding the implementation of SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a dual approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. Financial statements would require adjustment when a misstatement is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an effect on our financial condition or results of operations.

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2006 and 2005. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2006				2005
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30		Dec. 31
Revenue before reimbursements (net revenue)	$101,481	$120,173	$124,636	$132,233	$98,582	$103,373	$109,605		$100,737
Operating income before restructuring charges	8,609	15,897	17,414	8,537	6,381	13,019	14,528		10,051
Restructuring charges	176	379	(149)	2	—	20,837 (1)	1,580		76	(1)
Operating income (loss)	8,433	15,518	17,563	8,535	6,381	(7,818)	12,948		9,975
Income (loss) before income taxes	10,626	16,222	19,193	9,225	7,642	(6,077)	14,938		11,979
Provision for (benefit from) income taxes	4,700	5,832	8,042	2,449	782	(1,110)	(15,458	)(2)	5,050
Net income (loss)	5,926	10,390	11,151	6,776	6,860	(4,967)	30,396		6,929
Basic earnings (loss) per common share	0.32	0.58	0.64	0.38	0.36	(0.26)	1.63		0.37
Diluted earnings (loss) per common share	0.30	0.55	0.60	0.36	0.33	(0.26)	1.58		0.36

(1)	During the first quarter of 2005, we announced that we would record restructuring charges beginning in the second quarter of 2005 in connection with initiatives to improve operating margin in order to meet company-wide profitability objectives. Certain of the costs associated with the restructuring initiatives that began in the second quarter of 2005 were recognized in subsequent periods when the liabilities were incurred, in accordance with SFAS No. 146.

(2)	During the third quarter of 2005, we reversed $24.6 million of the valuation allowance on our U.S. deferred tax assets which had been established in a previous year. Of this amount, $18.1 million was recognized as income and $6.5 million was credited to additional paid in capital as it relates to the income tax benefit associated with stock-based compensation that had not been previously recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative instruments.    We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value using a Black-Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses). Upon a value event such as an initial public offering or an acquisition, the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. In 2006, 2005 and 2004, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $0.6 million, $1.0 million, $57.0 million, respectively, related to the equity and warrant portfolio.

Currency market risk.    With our operations primarily in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of the Americas, Europe is our largest region in terms of net revenue. A 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our 2006 net income less than $0.3 million. For financial information by geographic segment, see Note 19, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for pension and postretirement benefits effective December 31, 2006.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Heidrick & Struggles International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

March 15, 2007

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$147,440	$203,689
Short-term investments	73,375	—
Accounts receivable, less allowance for doubtful accounts of $4,603 and $2,668 at December 31, 2006 and 2005, respectively	80,677	53,334
Other receivables	6,868	4,463
Prepaid expenses	9,753	8,178
Income taxes recoverable, net	621	3,536
Deferred income taxes, net	14,944	8,579

Total current assets	333,678	281,779

Property and equipment:
Leasehold improvements	24,461	22,624
Office furniture, fixtures and equipment	22,317	21,052
Computer equipment and software	55,960	52,781

Property and equipment, gross	102,738	96,457
Accumulated depreciation and amortization	(84,090)	(75,353)

Property and equipment, net	18,648	21,104

Other non-current assets:
Restricted cash	7,900	—
Assets designated for retirement and pension plans	31,380	26,727
Investments	3,470	1,839
Other non-current assets	6,220	5,216
Goodwill	75,961	46,655
Other intangible assets, net	17,884	6,239
Deferred income taxes, net	24,629	21,363

Total other non-current assets	167,444	108,039

Total assets	$519,770	$410,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2006	2005
Current liabilities:
Accounts payable	$7,217	$6,019
Accrued salaries and employee benefits	154,646	84,169
Other current liabilities	37,401	25,314
Current portion of accrued restructuring charges	3,328	6,313

Total current liabilities	202,592	121,815

Non-current liabilities:
Retirement and pension plans	34,332	31,446
Non-current portion of accrued restructuring charges	9,386	12,297
Other non-current liabilities	9,755	7,879

Total non-current liabilities	53,473	51,622

Total liabilities	256,065	173,437

Commitments and contingencies (Note 21)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2006 and 2005	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,744,361 and 18,577,991 shares outstanding at December 31, 2006 and 2005, respectively	196	196
Treasury stock at cost, 1,841,416 and 1,007,786 shares at December 31, 2006 and 2005, respectively	(59,295)	(28,156)
Additional paid in capital	261,179	263,228
Retained earnings	48,874	14,631
Accumulated other comprehensive income	12,751	2,955
Deferred stock-based compensation	—	(15,369)

Total stockholders’ equity	263,705	237,485

Total liabilities and stockholders’ equity	$519,770	$410,922

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Revenue before reimbursements (net revenue)	$478,523	$412,297	$375,432
Reimbursements	23,471	20,553	22,744

Total revenue	501,994	432,850	398,176

Operating expenses:
Salaries and employee benefits	328,714	273,949	251,186
General and administrative expenses	99,352	94,369	96,533
Reimbursed expenses	23,471	20,553	21,247
Restructuring charges	408	22,493	550

Total operating expenses	451,945	411,364	369,516

Operating income	50,049	21,486	28,660

Non-operating income (expense):
Interest income	6,318	5,951	2,588
Interest expense	(61)	(379)	(197)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	510	(19)	57,072
Other, net	(1,550)	1,443	(1,024)

Net non-operating income	5,217	6,996	58,439

Income before income taxes	55,266	28,482	87,099
Provision for (benefit from) income taxes	21,023	(10,736)	4,791

Net income	$34,243	$39,218	$82,308

Basic earnings per common share	$1.91	$2.08	$4.35
Basic weighted average common shares outstanding	17,925	18,898	18,941
Diluted earnings per common share	$1.81	$1.98	$4.11
Diluted weighted average common shares outstanding	18,916	19,761	20,012

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Deferred Stock- Based Compen- sation	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	19,586	$196	1,246	$(21,898)	$250,489	$(106,895)	$6,712	$(2,395)	$126,209
Net income	—	—	—	—	—	82,308	—	—	82,308
Other comprehensive income:
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	342	—	342
Foreign currency translation adjustment	—	—	—	—	—	—	1,979	—	1,979

Other comprehensive income	—	—	—	—	—	82,308	2,321	—	84,629

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	—	3,567	—	—	(3,567)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,224	3,224
Other stock-based compensation	—	—	—	—	183	—	—	—	183
Forfeitures of restricted stock units	—	—	—	—	(1,357)	—	—	15	(1,342)
Exercise of stock options	—	—	(551)	9,748	(1,180)	—	—	—	8,568
Purchases of treasury stock	—	—	85	(2,502)	—	—	—	—	(2,502)
Vesting of restricted stock units, net of tax withholdings	—	—	(353)	6,204	(9,047)	—	—	—	(2,843)

Balance at December 31, 2004	19,586	196	427	(8,448)	242,655	(24,587)	9,033	(2,723)	216,126
Net income	—	—	—	—	—	39,218	—	—	39,218
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(339)	—	(339)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,739)	—	(5,739)

Other comprehensive income (loss)	—	—	—	—	—	39,218	(6,078)	—	33,140

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	—	24,169	—	—	(24,169)	—
Amortization of deferred compensation	—	—	—	—		—	—	10,810	10,810
Other stock-based compensation	—	—	—	—	110	—	—	—	110
Forfeitures of restricted stock units	—	—	—	—	(1,045)	—	—	713	(332)
Exercise of stock options	—	—	(599)	15,055	(5,486)	—	—	—	9,569
Purchases of treasury stock	—	—	1,324	(37,160)	—	—	—	—	(37,160)
Re-issuances of treasury stock	—	—	(2)	60	17	—	—	—	77
Vesting of restricted stock units, net of tax withholdings	—	—	(142)	2,337	(3,829)	—	—	—	(1,492)
Valuation allowance reduction related to deferred income taxes	—	—	—	—	2,640	—	—	—	2,640
Tax benefits related to stock-based compensation	—	—	—	—	3,997	—	—	—	3,997

Balance at December 31, 2005	19,586	196	1,008	(28,156)	263,228	14,631	2,955	(15,369)	237,485
Net income	—	—	—	—	—	34,243	—	—	34,243
Other comprehensive income:
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	133	—	133
Foreign currency translation adjustment	—	—	—	—	—	—	7,477	—	7,477

Other comprehensive income	—	—	—	—	—	34,243	7,610	—	41,853

Treasury and common stock transactions:
Reclassify deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	—	—	(15,369)	—	—	15,369	—
Cumulative effect of forfeitures	—	—	—	—	(351)	—	—	—	(351)
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	4,370	—	—	—	4,370
Stock-based compensation	—	—	—	—	18,095	—	—	—	18,095
Exercise of stock options	—	—	(502)	15,699	(5,562)	—	—	—	10,137
Vesting of restricted stock units, net of tax withholdings	—	—	(175)	4,888	(7,146)	—	—	—	(2,258)
Purchases of treasury stock	—	—	1,510	(51,726)	—	—	—	—	(51,726)
Tax benefits related to stock-based compensation	—	—	—	—	3,914	—	—	—	3,914
Adjustment to initially apply SFAS No. 158, net of income taxes	—	—	—	—	—	—	2,186	—	2,186

Balance at December 31, 2006	19,586	$196	1,841	$(59,295)	$261,179	$48,874	$12,751	$—	$263,705

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$34,243	$39,218	$82,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,382	11,245	13,185
(Gain) loss on sale of property and equipment	(13)	163	197
Gain on sale of equity securities	(649)	(996)	(57,041)
Deferred income taxes	(9,612)	(13,127)	(10,554)
Net unrealized (gain) loss on derivative instruments	139	1,015	(31)
Stock-based compensation expense, net	24,800	13,599	2,065
Restructuring charges	408	22,493	550
Cash paid for restructuring charges	(7,117)	(33,994)	(15,106)
Changes in assets and liabilities, net of effects of acquisition:
Trade and other receivables	(14,467)	(4,863)	(3,827)
Accounts payable	556	(4,615)	3,496
Accrued expenses	58,185	18,998	4,053
Income taxes recoverable (payable), net	2,589	(10,674)	3,131
Retirement and pension plan assets and liabilities	(2,514)	(2,067)	3,197
Other assets and liabilities, net	2,837	(2,972)	36

Net cash provided by operating activities	99,767	33,423	25,659

Cash flows from investing activities:
Increase in restricted cash	(7,900)	—	—
Acquisition	(36,018)	—	—
Capital expenditures	(5,524)	(6,138)	(6,021)
Proceeds from sales of equity securities	1,198	1,962	128,993
Payments to consultants related to sales of equity securities	(740)	(18,310)	(54,702)
Proceeds from sales of short-term investments	117,500	236,925	72,420
Purchases of short-term investments	(190,875)	(112,600)	(156,495)
Other, net	110	116	83

Net cash provided by (used in) investing activities	(122,249)	101,955	(15,722)

Cash flows from financing activities:
Proceeds from stock options exercised	10,137	9,569	8,568
Purchases of treasury stock	(51,726)	(37,160)	(2,502)
Excess tax benefits related to stock-based compensation	4,170	—	—
Other	(15)	—	(569)

Net cash provided by (used in) financing activities	(37,434)	(27,591)	5,497

Effect of foreign currency exchange rates on cash and cash equivalents	3,667	(2,526)	3,955

Net increase (decrease) in cash and cash equivalents	(56,249)	105,261	19,389
Cash and cash equivalents:
Beginning of year	203,689	98,428	79,039

End of year	$147,440	$203,689	$98,428

Supplemental disclosures of cash flow information
Cash paid for—
Interest	$15	$74	$105
Income taxes, net	23,069	10,338	10,767
Supplemental schedule of noncash financing and investing activities
Unrealized gain (loss) on available-for-sale investments	$162	$(339)	$342

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per share figures)

1. Basis of Presentation

Heidrick & Struggles International, Inc. and Subsidiaries (the “Company”) is engaged in providing executive search and leadership consulting services to clients on a retained basis. The Company operates in the Americas, Europe and Asia Pacific.

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries and have been prepared in using accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, and accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges. Actual results could differ from these estimates. Certain reclassifications have been made to prior year financial information to conform with current year presentations.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments represent auction rate securities. The Company’s auction rate securities are classified as available-for-sale and are stated at current market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2006, the Company had no significant concentrations of credit risk.

The allowance for doubtful accounts is developed based upon several factors including the age of our accounts receivable, historical write-off experience and specific account analysis. These factors may change over time, impacting the allowance level.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying value for receivables from clients, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instruments and the short term nature of the items.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients. The Company accounts for its reimbursed out-of-pocket expenses as revenue in its Consolidated Statements of Operations in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

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

In the second quarter of 2005, we adopted a new compensation policy for consultants and management. Under this policy, a portion of consultant and management bonuses are paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The amount paid in the form of restricted stock units varies between 10% and 20% (plus a premium of 10% on the shares received) depending on the employee’s position. The restricted stock units are issued in the quarter following the year in which the performance portion of the awards is earned. Compensation expense related to awards requiring satisfaction of both service and performance conditions is recognized using a graded vesting attribution method over the requisite service period which for 2006, began January 1, 2006 and continues through the final vesting date, which is generally three years from the date of grant. This change in compensation policy was made to better align consultant’s and management’s interests with those of the shareholder. In addition, the change will result in increased share ownership for consultants and management.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. This statement requires that the costs of all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB No. 25, which the Company previously used. For information regarding share-based compensation, see Note 12, Stock-Based Compensation to these Consolidated Financial Statements.

Consultants’ Share of Gains Related to Warrant Monetizations

Historically, the Company’s policy with respect to warrants was that 55% of the net proceeds resulting from the monetizations of warrants was payable to the consultants involved in the search. For warrants received by the Company after April 1, 2005, the portion of the net proceeds payable to consultants was reduced from 55% to 50% and is limited to $10.0 million per monetization. In addition, of the 50% of the net proceeds retained by the Company, 20% (or 10% of the total net proceeds) will be reserved for discretionary distributions to the broader employee population.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect.

Translation of Foreign Currencies

The translation of financial statements into U.S. dollars has been performed in accordance with SFAS No. 52, “Foreign Currency Translation.” The local currency for all subsidiaries has been designated as the functional currency. Assets and liabilities have been translated into U.S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenue and expenses have been translated at a monthly average exchange rate for the period. Translation adjustments are reported as a component of accumulated other comprehensive income.

Recently Issued Financial Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 is effective as of January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The Company will adopt the provisions of this interpretation effective for the first quarter of 2007. The Company does not currently anticipate that the adjustment, if any, to the opening balance of retained earnings that will be recorded upon adoption of FIN 48 will materially impact the Company’s financial condition.

FIN 48 also requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the Company’s financial condition and results of operations.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to use a dual approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement and a balance sheet assessment. Financial statements would require adjustment when a misstatement is material under either approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an effect on the Company’s financial condition or results of operations.

3. Restricted Cash

The Company deposited $7.9 million in a U.S dollar bank account during the fourth quarter of 2006 in support of a $7.5 million bank guarantee related to a tax audit in a European country. The bank deposit of $7.9 million is higher than the guarantee due to the bank’s requirement of a higher cash collateral deposit. The Company earns a market rate of interest on this cash deposit, which is adjusted quarterly. The $7.5 million bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $5.5 million) plus future accrued interest on that assessment amount. See Note 21, Commitments and Contingencies for a discussion of the tax audit.

Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheet as of December 31, 2006. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the tax audit are settled. At this time, the Company is not able to determine when a settlement will be reached.

4. Investments

The Company had investments of $3.5 million and $1.8 million at December 31, 2006 and 2005, respectively. The investment balance includes the fair value of the assets associated with the Company’s U.S. non-qualified deferred compensation plan established in 2006 of $1.7 million and fair value of the Company’s warrants and equity securities in publicly traded and private companies of $1.8 million. The aggregate cost of the Company’s cost method investments totaled $1.1 million and $1.0 million at December 31, 2006 and 2005, respectively, all of which were evaluated for impairment.

5. Other Non-current Assets

Other non-current assets primarily include the assets related to the non-current portion of prepaid rent. At December 31, 2006 and 2005, the Company had $6.2 million and $5.2 million of non-current assets, respectively.

6. Acquisition

On October 2, 2006, the Company acquired Highland Partners, a leading retained executive search boutique and a division of Hudson Highland Group, Inc., through an asset purchase funded from existing cash for $36.0 including $1.2 million of capitalized acquisition costs. Hudson Highland Group will also be eligible to receive earnout payments of up to $15.0 million based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The total purchase price of $36.0 million, including acquisition costs of $1.2 million and the 2007 and 2008 earnout payments will not exceed $51.0 million. All 48 of the Highland Partners consultants who were offered employment accepted and joined the Company. This acquisition benefits all of the Company’s clients, enabling the Company to expand the service offerings and scope of the combined businesses. The results of operations of the acquired search business during the fourth quarter of 2006 are included in the consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the preliminary purchase price allocation:

Assets acquired:
Accounts receivable, net	$11,471
Current assets	688
Property and equipment	604
Intangible assets	12,800
Goodwill	27,662

Total assets	53,225

Liabilities assumed:
Accounts payable and other accrued liabilities	7,210
Accrued salaries and employee benefits	9,997

Total liabilities	17,207

Net assets acquired	$36,018

The assets acquired and liabilities assumed of approximately $36.0 million consisted of $36.6 million cash paid at closing, less a $1.8 million working capital adjustment and $1.2 million of capitalized acquisition costs.

The following table summarizes the pro forma results of operations for 2006 and 2005 as though the business combination had been completed at the beginning of these years.

	Pro forma Results Years Ended December 31,
	2006		2005
Net revenue	$523,237		$475,584
Operating income	51,998	(1)	22,503	(1)
Net income	35,498		39,828
Basic earnings per common share	1.98		2.11
Diluted earnings per common share	1.88		2.02

(1)	Includes $1.8M of intangible amortization in 2006 and 2005.

7. Goodwill and Other Intangible Assets

The Company recorded $27.7 million of goodwill, substantially all of which is expected to be deductible for income tax purposes, and $12.8 million of identifiable intangible assets related to the acquisition of Highland Partners as discussed in Note 6, Acquisitions, and has allocated these amounts to the Americas, Europe and Asia Pacific based on their respective valuations. The purchase price allocation and the resulting goodwill and identifiable intangible assets recorded at December 31, 2006 could change as a result of the finalization of purchase price accounting adjustments. The Company does not believe these changes would be material.

Goodwill

In 1999, upon acquisition of the remaining 65% of its European operations, the Company recorded goodwill and certain intangible assets of approximately $23 million and $12 million, respectively. At that time, these assets were U.S. dollar denominated and not subject to foreign currency translation. In 2005, in conjunction with the Company’s annual impairment testing of goodwill and intangible assets, the Company determined that these assets should have been denominated in the European currencies to which they relate.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative impact of not subjecting the European goodwill and intangible assets to foreign currency translation since the 1999 acquisition through December 31, 2004 amounts to a $0.7 million increase in the asset balances and a corresponding increase in other comprehensive income. This amount is not considered material and has been recorded as part of the foreign currency translation adjustment included in the statement of comprehensive income (loss) for the year ended December 31, 2005. The impact of not subjecting the European goodwill and intangible assets to foreign currency translation on the statements of comprehensive income (loss) for the years prior to 2005 is also not considered material.

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005 were as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2004	$31,117	$16,075	$1,626	$48,818
Exchange rate fluctuations	—	(2,171)	8	(2,163)

Balance at December 31, 2005	31,117	13,904	1,634	46,655
Highland Partners acquisition	25,927	1,582	153	27,662
Exchange rate fluctuations	(120)	1,720	44	1,644

Balance at December 31, 2006	$56,924	$17,206	$1,831	$75,961

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, 2006 and 2005 were as follows:

		2006			2005
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.1	$22,849	$(6,848)	$16,001	$11,302	$(5,063)	$6,239
Candidate database	6	1,800	(75)	1,725	—	—	—
Other	3	170	(12)	158	—	—	—

Total intangible assets		$24,819	$(6,935)	$17,884	$11,302	$(5,063)	$6,239

The Company acquired $12.8 million of intangible assets related to the acquisition of Highland Partners, consisting of client relationships of $10.4 million amortized over 13 years; candidate database of $1.8 million amortized over 6 years; non-compete agreements of $0.2 million amortized over 3 years; and backlog of $0.4 million which was completely amortized during the fourth quarter of 2006.

Intangible amortization expense for the years ended December 31, 2006 and 2005 was $1.6 million and $0.9 million, respectively. The estimated intangible amortization expense is approximately $2.1 million per year for the fiscal years 2007 through 2009, $1.6 million in fiscal year 2010, and $1.4 million in fiscal year 2011. These amounts are based on intangible assets recorded as of December 31, 2006 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Current Liabilities

The components of other current liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred revenue	$20,001	$12,743
Accrued rent	4,048	3,796
Accrued sales and value-added taxes	4,620	2,869
Other	8,732	5,906

Total	$37,401	$25,314

9. Line of Credit

During 2005 and 2006, the Company had a $60.0 million committed revolving credit facility (the “Facility”). Under the Facility, the Company could borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by the Company’s compliance with certain tests of financial condition. The Facility set limits on the Company’s ability to make acquisitions without bank approval and to incur additional debt outside of the Facility. The Company pays a facility fee whether or not the Facility is used during the year.

In October 2006, the Company terminated the Facility and replaced it with a $100 million committed unsecured revolving facility (the “New Facility”). Under the New Facility, the Company may borrow U.S. Dollars, euros, or other major traded currencies, as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by the Company’s compliance with the leverage test. The New Facility sets limits on the Company’s ability to incur additional debt outside of the Facility. The New Facility has more favorable terms, including increased flexibility with regard to potential acquisitions, and lower costs than the terminated facility. A facility fee is charged even if no portion of the New Facility is used. The New Facility expires in October 2011.

There were no borrowings outstanding under the lines of credit existing at December 31, 2006 or December 31, 2005, nor were there any borrowings during the years ended December 31, 2006 and 2005, respectively, under the then existing lines of credit. At December 31, 2005 and through September 30, 2006, the Company was not in default of the financial covenants of the Facility. At December 31, 2006, the Company was in compliance with the financial covenants of the New Facility, and no event of default existed.

10. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees in the United States. The plan contains a 401(k) provision which provides for employee tax-deferred contributions. The Company matched employee contributions on a two-for-one dollar basis up to a maximum contribution of $2,000 per participant for the year ended December 31, 2004. The Company match was increased to $2,500 per participant, on a one-for-one dollar basis, for the year ended December 31, 2005. The Company match was increased to $3,000 per participant, on a one-for-one dollar basis, for the year ended December 31, 2006. The plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. The Company also has the option of making discretionary contributions. Plan expenses for the years ended December 31, 2006, 2005 and 2004 were $1.3 million, $1.1 million, and $0.8 million, respectively. There were no discretionary contributions made for the years ended December 31, 2006, 2005 and 2004.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through September 30, 2004, the plan allowed participants the option of having their account balances or portions thereof invested in the Company’s common stock. As of October 1, 2004, participants were no longer allowed the option of purchasing the Company’s common stock under the plan. However, those participants who held the Company’s common stock were allowed to maintain their shares. At December 31, 2006 and 2005, respectively, the plan held 313,630 and 371,889 shares of the Company’s common stock.

Deferred Compensation Plans

In 2002, the Company adopted a Deferred Compensation Plan in the United States (the “U.S. Plan”) and in the United Kingdom (the “U.K. Plan”). Participation in these plans is not mandatory.

For the U.S. Plan, certain U.S.-based employees are given the opportunity to defer up to 100% of their eligible cash compensation into several different investment vehicles, including a Company stock fund. Cash deferrals must be made for a minimum of one year. These deferrals are immediately vested and are not subject to a risk of forfeiture. As of December 31, 2005, the U.S. Plan was not funded.

In 2005, the Company adopted a new plan for certain U.S. employees that became effective on January 1, 2006. All amounts deferred under the old plan were automatically transferred into the new plan with the exception of one existing account balance totaling $0.5 million. The new plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, including a Company stock fund. Consistent with the previous plan, these deferrals are immediately vested and are not subject to a risk of forfeiture. In conjunction with the adoption of the new plan in 2006, all deferrals are funded currently, with the exception of the $0.5 million carry over balance from the old plan. As of December 31, 2006, 2005, and 2004, the compensation deferred in the U.S. Plan was $2.0 million, $1.2 million and $1.2 million, respectively. The assets and liabilities of this plan are included in the Consolidated Balance Sheets at December 31, 2006 and 2005.

For the U.K. Plan, certain U.K.-based employees are given the opportunity to waive the right to their annual discretionary bonus payment. The Company may then choose to make a contribution on the employee’s behalf into an Employee Benefit Trust (“EBT”). The trustee of the EBT has full discretion over the administration and the EBT’s choice of investments. The assets and liabilities of the EBT are included in the Consolidated Balance Sheets at December 31, 2006 and 2005. As of December 31, 2006 and 2005, the compensation deferred under the U.K. Plan was $6.5 million and $4.5 million, respectively, all of which was funded.

Effective January 1, 2005, the Company adopted the Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors could elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles, including a Company stock fund. As of December 31, 2006 and 2005, the total amounts deferred under the plan were $0.3 million and $0.1 million, respectively, all of which was funded.

11. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of each defined benefit post employment plan on the balance sheet. The funded status of all overfunded plans is aggregated and

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as a non-current asset on the balance sheet. The funded status of all underfunded plans is aggregated and recognized as a current liability, a non-current liability, or a combination of both on the balance sheet. A current liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next 12 months exceeds the fair value of plan assets, and is determined on a plan-by-plan basis. SFAS No. 158 also requires the measurement date of a plan’s assets and its obligations to be the employer’s fiscal year-end date, as to which the Company already complies. Additionally, SFAS No. 158 requires an employer to recognize changes in the funded status of a defined benefit post employment plan in the year in which the change occurs. SFAS No. 158 was effective for the Company as of December 31, 2006. The effect of adopting SFAS No. 158 on the Company’s Consolidated Balance Sheet as of December 31, 2006 was a decrease in retirement and pension plan liabilities of $3.3 million, an increase in accumulated other comprehensive income of $2.2 million and a $1.1 million decrease in non-current deferred tax assets.

The following table provides a reconciliation of the benefit obligation for the years ended December 31, 2006 and 2005:

	2006	2005
Change in benefit obligation:
Benefit obligation at January 1,	$23,803	$26,875
Service cost	290	375
Interest cost	1,056	1,134
Actuarial gain (loss)	(1,624)	1,894
Settlements	—	(877)
Benefits paid	(1,003)	(1,783)
Translation difference	2,759	(3,815)

Benefit obligation at December 31,	$25,281	$23,803

	2006	2005	2004
Assumptions:
Discount rate	4.25%	4.25%	4.75%
Rate of compensation increase	2.00%	1.75%	1.75%

Components of net periodic benefit cost:
Service cost	$290	$375	$391
Interest cost	1,056	1,134	1,247

Net periodic benefit cost	$1,346	$1,509	$1,638

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

The Company’s policy is to fully fund the pension plan such that sufficient assets will be available to meet future benefit requirements. The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value, which approximates fair value, at December 31, 2006 and 2005 was $24.9 million and $22.2 million, respectively. The expected contribution to be paid to the plan in 2007

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is $1.2 million. Because the pension assets are not segregated in trust from the Company’s other assets for purposes of SFAS No. 87, “Employers’ Accounting for Pensions,” the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. This asset is included in the Consolidated Balance Sheets at December 31, 2006 and 2005, as a component of assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Years Ended December 31,
2007	$1,226
2008	1,237
2009	1,249
2010	1,260
2011	1,353
2012 through 2016	7,715

12. Stock-Based Compensation

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

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Year Ended December 31, 2006
	As Reported	Under APB No. 25
Income before income taxes	$55,266	$57,676
Net income	34,243	35,713
Cash flows provided by operating activities	99,767	103,922
Cash flows used in financing activities	(37,434)	(41,589)

Basic earnings per share	$1.91	$1.99
Diluted earnings per share	$1.81	$1.89

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results for 2005 and 2004 have not been restated to reflect the adoption of SFAS No. 123R. Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123R, the Company’s pro forma net income and basic and diluted earnings per share for the years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net income:
As reported	$39,218	$82,308
Add: Stock-based compensation expense already included in net income, net of tax in 2005	8,159	2,065
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program, net of tax in 2005	(11,425)	(10,300)

Pro forma	$35,952	$74,073

Basic earnings per share:
As reported	$2.08	$4.35
Pro forma	1.90	3.91
Diluted earnings per share:
As reported	$1.98	$4.11
Pro forma	1.84	3.78

A summary of information with respect to share-based compensation for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Total share-based compensation expense included in net income	$24,800	$13,599	$2,065

Income tax benefit related to share-based compensation included in net income	9,672	5,440	—

For the year ended December 31, 2006, the excess tax benefit of $4.2 million was reflected as a cash flow from financing activities in the consolidated statement of cash flows. Previously, under APB No. 25, excess tax benefits were recognized as a component of cash flows from operating activities. The total unrecognized compensation cost related to non-vested restricted stock and stock options that were not yet vested as of December 31, 2006 was approximately $29.6 million pre-tax, which is expected to be recognized over a weighted average of 1.7 years.

GlobalShare Program

The 1998 Heidrick & Struggles GlobalShare Program I and the 1998 Heidrick & Struggles GlobalShare Program II (collectively, the “Plan”), administered by the Human Resources and Compensation Committee of the Board of Directors, permits the grant of awards in the form of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, or other awards, such as restricted stock units, that are valued based upon the fair market value of shares. Awards may be paid in shares, cash or a combination thereof, at the discretion of the Human Resources and Compensation Committee of the Board of Directors. No incentive option can have a term greater than ten years and the option price per share of common stock cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. The maximum number of underlying shares of common stock authorized or reserved for issuance under the Plan is based on a formula which shall not exceed an aggregate amount equal to forty percent of the highest number of shares of the

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock which are issued and outstanding from time to time during the term of the Plan, provided, however, that in no event will the sum of the total number of shares authorized or reserved for issuance upon the exercise or issuance of all awards granted under the Plan plus the total amount of the Company’s issued and outstanding shares of common stock exceed the number of shares of common stock authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation.

The Plan further provides that the total number of shares with respect to which incentive stock options may be granted shall not exceed 2,000,000. No incentive stock options have been granted under the Plan as of December 31, 2006.

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

During the third quarter of 2006, the Company revised its policy relating to the vesting of certain restricted stock units upon the eligible retirement of employees that hold such awards. According to SFAS No. 123R, this policy revision constitutes a modification of those equity awards. As a result, the Company was required to recognize the original grant date fair value compensation cost over an accelerated service period (i.e., through the earliest date each equity award holder is eligible to retire) for those awards affected by the modification. During 2006, the Company recorded an additional $2.7 million of compensation expense related to the accelerated vesting of these restricted stock unit awards.

Restricted Stock Units

Under the Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (the “RSU Plan”), the total number of restricted stock units and the underlying shares of the Company’s common stock which may be issued or delivered under the RSU Plan shall be determined by the Human Resources and Compensation Committee of the Board of Directors on an annual basis. Under the RSU Plan, the maximum number of shares of common stock reserved for issuance is subject to adjustment for certain anti-dilution provisions. Under the RSU Plan, the restricted stock units include both ratable and cliff vesting ranging between 3 to 5 years from the date of grant beginning on the first anniversary after the date of grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of both service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock unit activity for the years ended December 31, 2006, 2005 and 2004:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2003	744,300	$25.78
Granted	139,353	$25.60
Vested and converted to common stock	(473,217)	$29.87
Forfeited	(46,977)	$28.89

Outstanding on December 31, 2004	363,459	$19.99
Granted	681,787	$35.67
Vested and converted to common stock	(184,288)	$19.91
Forfeited	(39,458)	$31.68

Outstanding on December 31, 2005	821,500	$32.46
Granted	861,962	$33.58
Vested and converted to common stock	(234,762)	$27.01
Forfeited	(76,514)	$34.38

Outstanding on December 31, 2006	1,372,186	$33.99

As of December 31, 2006, there was $27.5 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.7 years.

Non-qualified Stock Options

Stock options granted under the Plan have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options under the Plan are generally subject to ratable vesting over a 3 year period and generally have a contractual term of 5 years. Compensation expense is recognized on a straight-line basis over the vesting period.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for non-qualified stock options for the years ended December 31, 2006, 2005, and 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2003	3,499,408	$22.85	4.1	$43,947
Granted	534,570	$26.19
Exercised	(550,911)	$15.56
Expired	(209,074)	$35.92
Forfeited	(246,040)	$19.00

Outstanding on December 31, 2004	3,027,953	$24.18	3.6	$39,650
Granted	145,000	$34.25
Exercised	(598,769)	$15.94
Expired	(392,856)	$41.32
Forfeited	(135,783)	$20.46

Outstanding on December 31, 2005	2,045,545	$24.25	3.3	$26,799
Granted	111,000	$33.19
Exercised	(501,520)	$20.13
Expired	(88,887)	$35.14
Forfeited	(38,768)	$31.64

Outstanding on December 31, 2006	1,527,370	$25.44	2.7	$20,514

Exercisable on December 31, 2006	1,128,230	$24.98	2.7	$15,712

Information about non-qualified stock options at December 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.90 to $18.40	603,884	1.8	$13.74	506,965	$13.69
$25.43 to $29.16	312,515	2.4	26.98	171,305	26.98
$30.40 to $40.73	610,971	3.8	36.20	449,960	36.94

$11.90 to $40.73	1,527,370	2.7	$25.44	1,128,230	$24.98

As of December 31, 2006, there was $2.1 million of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.8 years.

Additional information pertaining to non-qualified stock options:

	Year Ended December 31,
	2006	2005	2004
Weighted average grant date fair value of stock options granted	$11.65	$15.24	$12.78
Total grant date fair value of stock options vested	5,120	7,891	11,082
Total intrinsic value of stock options exercised	9,201	10,477	5,744

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

	Year Ended December 31,
	2006	2005	2004
Expected life (in years)	3.4	4.5	4.5
Risk-free interest rate	4.7%	4.0%	3.6%
Expected volatility	40.8%	48.0%	48.0%
Expected dividend yield	0%	0%	0%

The expected term input is based on a forward-looking stock price lattice model incorporating the Company’s historical exercise data and projected post-vest turnover rate. Expected volatility is based on a simple average of the historical volatility of the Company’s stock corresponding to the expected term of the option and the implied volatility provided by its traded options pursuant to SEC Staff Accounting Bulletin No. 107 which expressed the views of the SEC Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected option life.

13. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments, net of tax, as components of comprehensive income.

In 2005, the Company determined that goodwill and intangible assets related to the 1999 acquisition of European assets and liabilities should have been denominated in the European currencies to which they relate, rather than the U.S. dollar. The cumulative impact of not subjecting the European goodwill and intangible assets to foreign currency translation since the 1999 acquisition through December 31, 2004 amounts to a $0.7 million decrease in other comprehensive loss. This amount is not considered material and has been recorded as part of the foreign currency translation adjustment included in the statement of comprehensive income for the year ended December 31, 2005. See Note 7, Goodwill and Other Intangible Assets, for further information.

	Years Ended December 31,
	2006	2005	2004
Comprehensive Income:
Net income	$34,243	$39,218	$82,308
Change in foreign currency translation adjustment	7,477	(5,739)	1,979
Change in unrealized gain (loss) on available-for-sale investments, net of tax	133	(339)	342

Total comprehensive income	$41,853	$33,140	$84,629

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	$10,428	$2,951
Adjustment to initially apply SFAS No. 158, net of tax	2,186	—
Net unrealized gain on available-for-sale investments, net of tax	137	4

Total accumulated other comprehensive income	$12,751	$2,955

The Company recorded taxes of $29 thousand related to the unrealized gain on available-for-sale investments in 2006. In 2005 and 2004, the Company did not record a tax provision on available-for-sale investments due to the valuation allowance recorded in those years.

14. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per share, and the shares used in the computation, for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Net income	$34,243	$39,218	$82,308

Weighted average common shares outstanding	17,925	18,898	18,941
Dilutive common shares	991	863	1,071

Weighted average diluted common shares outstanding	18,916	19,761	20,012

Basic earnings per common share	$1.91	$2.08	$4.35

Diluted earnings per common share	$1.81	$1.98	$4.11

At December 31, 2006, there were no outstanding options excluded from the diluted earnings per share computation since the average market price of the Company’s common shares exceeded the exercise price of all outstanding options. Options to purchase 0.7 million, and 0.9 million shares of common stock that were outstanding during 2005 and 2004, respectively, were not included in the respective computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

15.	Restructuring Charges

During 2006, 2005 and 2004, the Company recorded restructuring charges of $0.4 million, $22.5 million and $0.6 million, respectively.

The following table summarizes the workforce reductions and the restructuring charges for the years ended December 31, 2006, 2005 and 2004:

	Employee Reductions			Restructuring Charges
Restructuring Charges by Year:	Consultants	All Other	Total	Employee- related	Office- related	Total
2004	—	—	—	$(63)	613	550
2005	15	42	57	14,139	8,354	22,493
2006	—	—	—	(43)	451	408

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, the Company recorded $0.6 million of restructuring charges to reflect changes in lease estimates primarily due to a tenant default on a sublease and the final determination and payment of certain severance-related restructuring accruals.

During 2005, the Company recorded restructuring charges of $22.5 million in connection with initiatives to improve operating performance and increase operating margin. These initiatives focused primarily on Europe and included charges of $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants. Included in the office-related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. By segment, the restructuring charges recorded in 2005 include $1.1 million in the Americas, $19.3 million in Europe and $2.1 million in Corporate.

Certain costs associated with the restructuring initiatives that began in 2005 are to be recognized in subsequent periods when a liability is incurred. The Company expects that any future costs associated with these restructuring initiatives will not have a material impact on the Company’s financial condition or results of operations.

During 2006, the Company recorded restructuring charges of $0.4 million related to the final determination of certain severance accruals and the refinement of cost estimates concerning subleases for certain previously restructured properties.

The table below outlines the restructuring charges along with related cash payments and non-cash write-offs for each of the years in the three-year period ended December 31, 2006.

	Employee- related	Office- related	Total
Accrued restructuring charges as of December 31, 2003	$6,443	$39,345	$45,788
Restructuring charges	(63)	613	550
Cash payments	(4,110)	(10,996)	(15,106)
Non-cash write-offs	—	(126)	(126)
Exchange rate fluctuations	108	1,027	1,135

Accrued restructuring charges as of December 31, 2004	2,378	29,863	32,241
Restructuring charges	14,139	8,354	22,493
Cash payments	(13,427)	(20,568)	(33,994)
Non-cash write-offs	—	(859)	(859)
Exchange rate fluctuations	(229)	(1,041)	(1,271)

Accrued restructuring charges as of December 31, 2005	2,861	15,749	18,610
Restructuring charges	(43)	451	408
Cash payments	(2,481)	(4,635)	(7,117)
Exchange rate fluctuations	133	679	813

Accrued restructuring charges as of December 31, 2006	$470	$12,244	$12,714

The majority of the accrued restructuring charges as of December 31, 2006 relates to real estate leases which require cash payments through the lease terms, reduced by sublease income, or until such time as negotiations with the lessor to terminate the lease are completed. Based on current estimates, of the $12.7 million of restructuring charges unpaid as of December 31, 2006, approximately $3.3 million is expected to be paid in 2007 with the remainder payable in years subsequent to 2007.

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

Pursuant to the terms of the Company’s compensation policy with respect to warrants then in effect, 55% of the net proceeds from these sales of shares of common stock of Google was payable to our consultants involved with the search in the month following the monetization. The Company’s Chief Executive Officer at that time, Thomas J. Friel, was a member of this search team and received 25% of the consultants’ team share. Mr. Friel’s share was solely related to his work as a search consultant in 2001, at which time he was not the Company’s Chief Executive Officer. Mr. Friel elected to defer receipt of his share of the net proceeds until June 2005 under an existing deferred compensation plan. The remaining 75% of the consultants’ team share of the net proceeds, approximately $53.1 million, was paid in October 2004.

17. Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses) on the equity and warrant portfolio, net of the consultants’ share of the gains (losses) and other costs, for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Realized gains on investments	$649	$996	$57,041
Unrealized gains (losses) on derivative instruments	(139)	(1,015)	31

Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultant’s share of the gains (losses)	$510	$(19)	$57,072

During 2004, the Company recognized realized gains of $57.0 million, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of its shares of common stock of Google.

18. Income Taxes

The sources of income before income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
United States	$26,930	$23,567	$77,375
Foreign	28,336	4,915	9,724

Income before income taxes	$55,266	$28,482	$87,099

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Current—
Federal	$16,507	$287	12,216
State and local	3,107	674	1,355
Foreign	10,428	5,095	1,730
Deferred	(9,019)	(16,792)	(10,510)

Total provision for (benefit from) income taxes	$21,023	(10,736)	(4,791)

A reconciliation of the provision for (benefit from) income taxes for the years ended December 31, 2006, 2005 and 2004 to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	2006	2005	2004
Income tax provision at the statutory U.S. federal rate	$19,343	$9,969	$30,485
State income tax provision, net of federal tax benefit	1,966	558	1,374
Nondeductible expenses	493	872	(799)
Foreign tax higher than U.S. (includes changes in foreign valuation allowance)	334	622	1,341
Increase (decrease) in U.S. valuation allowance	—	(24,628)	(28,518)
Other, net	(1,113)	1,871	908

Total provision for (benefit from) income taxes	$21,023	$(10,736)	$4,791

Other, net for the year ended December 31, 2006 includes a $1.6 million net benefit from the correction of prior year misstatements that result in the Company’s ability to claim refund opportunities for past taxes paid in the U.S. taxing jurisdiction.

The deferred tax amounts have been classified in the Consolidated Balance Sheets as of December 31, 2006 and 2005 as follows:

	2006	2005
Current deferred tax assets	$21,694	$12,686
Current deferred tax liabilities	(3,143)	(528)
Valuation allowance	(3,607)	(3,579)

Current deferred tax asset, net	14,944	8,579

Non-current deferred tax assets	52,390	47,440
Non-current deferred tax liabilities	(2,647)	297
Valuation allowance	(25,114)	(26,374)

Non-current deferred tax asset, net	24,629	21,363

Net deferred tax assets	$39,573	$29,942

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2006 and 2005 are attributable to the following components:

	2006	2005
Deferred tax assets attributable to:
Receivable allowances	$1,902	$1,041
Accrued vacation	1,788	1,464
Accrued bonuses	7,429	6,661
Liability for nonqualified retirement plans	10,762	10,422
Accrued compensation—RSU plan	10,048	4,376
Accrued rent	1,674	1,811
Depreciation on property and equipment	1,818	1,285
Foreign net operating loss carryforwards	11,621	11,692
Goodwill	1,981	3,316
Accrued restructuring charges	5,624	7,145
Deferred compensation	6,748	3,153
U.S. foreign tax credit carryforwards	8,373	6,572
Other accrued expenses	3,304	1,188

Deferred tax assets, before valuation allowance	73,072	60,126

Deferred tax liabilities attributable to:
Unrealized gain on equity and warrant portfolio	394	298
Prepaid expenses	(686)	(528)
Other	(4,486)	(1)

Deferred tax liabilities	(4,778)	(231)

Valuation allowance	(28,721)	(29,953)

Net deferred tax assets	$39,573	$29,942

Certain amounts at December 31, 2005 have been reclassified to conform to the current year presentation.

Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance.

The valuation allowance decreased from $30.0 million as of December 31, 2005 to $28.7 million as of December 31, 2006. The valuation allowance as of December 31, 2006 and 2005 was related to foreign deferred tax assets, foreign net operating loss carryforwards, and the U.S. foreign tax credit carryforwards. The Company intends to maintain these valuation allowances until sufficient positive evidence exists to support their reversal.

In 2005, the Company concluded it was more likely than not that a majority of its U.S. deferred tax assets would be recoverable. As a result, during the third quarter of 2005, the Company reduced the valuation allowance related to the majority of U.S. deferred tax assets.

At December 31, 2006, the Company has $33.4 million of loss carryforwards related to its foreign tax filings. Depending on the tax rules of the foreign tax jurisdictions, the losses can be carried forward indefinitely or the carryforward periods are limited, ranging from 5 years to 15 years. The Company also has U.S. foreign tax credit carryforwards of $8.4 million, which expire in 2009 through 2016.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company had unremitted earnings held in its foreign subsidiaries of approximately $35.1 million. The Company has not recognized a deferred tax liability for U.S. income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. Determination of the amount of unrecognized deferred tax liability related to unremitted earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

19. Segment Information

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Revenue:
Americas	$265,421	$238,582	$214,410
Europe	163,605	134,259	129,323
Asia Pacific	49,497	39,456	31,699

Revenue before reimbursements (net revenue)	478,523	412,297	375,432
Reimbursements	23,471	20,553	22,744

Total	$501,994	$432,850	$398,176

Operating income:
Americas	$53,929	$50,356	$46,882
Europe	14,883	7,651	3,593
Asia Pacific	13,278	10,401	6,312

Total regions	82,090	68,408	56,787
Corporate	(31,633)	(24,429)	(27,577)

Operating income before restructuring charges	50,457	43,979	29,210
Restructuring charges	(408)	(22,493)	(550)

Total	$50,049	$21,486	$28,660

Depreciation and amortization:
Americas	$4,566	$4,890	$6,268
Europe	3,524	4,189	4,363
Asia Pacific	813	809	754

Total regions	8,903	9,888	11,385
Corporate	1,479	1,357	1,800

Total	$10,382	$11,245	$13,185

Capital expenditures:
Americas	$1,977	$2,477	$2,193
Europe	1,765	1,923	2,545
Asia Pacific	895	1,095	401

Total regions	4,637	5,495	5,139
Corporate	887	643	882

Total	$5,524	$6,138	$6,021

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets, and goodwill and other intangible assets, by segment, at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Identifiable assets:
Americas	$136,778	$84,076
Europe	174,880	112,079
Asia Pacific	57,212	37,285

Total regions	368,870	233,440
Corporate	150,900	177,482

Total	$519,770	$410,922

Goodwill and other intangible assets, net:
Americas	$70,281	$33,674
Europe	21,313	17,586
Asia Pacific	2,251	1,634

Total regions	93,845	52,894
Corporate	—	—

Total	$93,845	$52,894

20. Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus future interest as required by law. The amount of this bank guarantee is $7.5 million. The bank guarantee is determined based upon the tax audit assessment plus future accrued interest. See Note 3, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.7 million as of December 31, 2006. No amount has been accrued for the Company’s obligation under these guarantee arrangements as no event of default exists or is expected.

21. Commitments and Contingencies

Operating Leases

The Company leases office space in various buildings for its own use. The terms of these office-related leases provide that the Company pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2020. The Company also leases certain computer equipment, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2006, 2005 and 2004, was $29.2 million, $28.0 million and $29.8 million, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2007	$30,547	$921	$31,468
2008	26,539	681	27,220
2009	23,652	363	24,015
2010	17,539	103	17,642
2011	11,023	18	11,041
Thereafter	42,695	—	42,695

Total	$151,995	$2,086	$154,081

The aggregate minimum future lease payments on office leases is $152.0 million. The Company has contractual sub-lease arrangements to receive aggregate sublease income of $15.4 million related to certain leases that expire at various dates through 2016. The sublease income relates to properties which were sublet as part of the office consolidations and closings previously announced. See Note 15, Restructuring Charges, for additional information.

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

In December 2002, Mt. Sinai Medical Center of Miami filed suit against the Company regarding a search for a chief executive officer that the Company performed in 1998. The suit sought damages, including between $59 million and $75 million, based primarily upon the operating loss incurred by Mt. Sinai in 2001, the chief executive officer’s last year at the hospital. On June 30, 2004, the judge presiding over this case in the U.S. District Court for the Southern District of Florida granted summary judgment in favor of the Company, dismissing all the claims made by Mt. Sinai. Mt. Sinai then filed an appeal with respect to this decision. On July 12, 2006, the U.S. Court of Appeals for the 11th Circuit Court affirmed the decision of the U.S. District Court of the Southern District of Florida to dismiss all claims made against the Company. On July 31, 2006, Mt. Sinai filed a petition for re-hearing with the 11th Circuit Court, which petition was denied on August 16, 2006. This denial represents a final disposition of Mt. Sinai’s appeal. Subsequently, on October 2, 2006, the parties entered into a release agreement at no cost to the Company, pursuant to which Mt. Sinai agreed to forgo any action whatsoever to continue the litigation against the Company.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 to 2004, including an examination of the Company’s arrangement with professional services companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.5 million). No penalty has been included in this assessment. This final assessment has been appealed by the Company and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 3, Restricted Cash. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

SCHEDULE II

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Charged to Costs & Expenses	Changes Including Currency Translation	Charged to Goodwill	Balance at End of Year
Year Ended December 31,
2006	$2,668	792	632	511	$4,603
2005	$3,049	854	(1,235)	—	$2,668
2004	$4,387	(668)	(670)	—	$3,049

See accompanying Report of Independent Registered Public Accounting Firm.

PART II (continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, as previously disclosed in the Company’s Form 10-Q for the quarterly period ended September 30, 2006.

Subsequent to the filing of the Form 10-Q for the quarterly period ended September 30, 2006, management identified two material weaknesses in the design of the Company’s internal control over financial reporting related to its accounting for income taxes. The first material weakness related to the lack of effective controls to properly account for changes in deferred income taxes due to changes in foreign currency exchange rates. The second material weakness related to the lack of effective controls to properly account for the failure to settle intercompany transactions with certain non U.S. subsidiaries within timeframes specified by U.S. tax laws. The material weaknesses resulted in immaterial misstatements to prior period financial statements and created a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Based on the material weaknesses discussed above, the Chief Executive Officer and Chief Financial Officer now conclude that the disclosure controls and procedures were not effective as of December 31, 2005, or during the first three calendar quarters of 2006.

Under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, and considering the remediation of the material weaknesses that occurred during the fourth quarter of 2006 as discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 71.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (page 69), that Heidrick & Struggles International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heidrick & Struggles International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Heidrick & Struggles International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Heidrick & Struggles International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Chicago, Illinois

March 15, 2007

Changes in Internal Control Over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

During the fourth quarter of 2006, the Company enhanced its policies and procedures associated with accounting for income taxes to ensure that changes in foreign currency exchange rates are properly reflected in the income tax accounts. Also, during the fourth quarter of 2006, the Company enhanced its policies and procedures to require timely review and reconciliation of intercompany transactions and implemented a revised policy requiring the timely settlement of intercompany balances.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the captions “Election of Class II Directors,” “Committees of the Board of Directors,” “Nominations for Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement and is incorporated herein by reference. See also “Executive Officers” included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the general captions “Executive Compensation,” and “Director Compensation” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2007 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2006, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	2,899,556	(2)	$25.44	1,388,928
Equity compensation plans not approved by stockholders	—		—	—

Total equity compensation plans	2,899,556		$25.44	1,388,928

(1)	For a description of the types of securities that may be issued under our GlobalShare Program I and GlobalShare Program II (collectively, the “Plan”), please read Note 12, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K. The amount of any type of security to be issued under the Plan is to be determined by the Compensation Committee at the date of grant.

(2)	Includes 1,372,186 restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions,” “Corporate Governance” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 33.

2. Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts	68

3. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K Filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as administrative Agent dated December 22, 2003 (Incorporated by reference to Exhibit 10.01 of the Registrants Form 10-K, filed March 12, 2004)

10.02	Amendment No. 1 to Credit Agreement between Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent dated December 22, 2003 (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed August 6, 2004)

*10.03	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as administrative Agent dated October 26, 2006

10.04	Purchase Agreement, dated as of September 18, 2006, by and among Hudson Highland Group, Inc., Highland Partners Co (Canada), Highland Partners (Aust) Pty Ltd and Highland Partners Limited, and the Company, Heidrick & Struggles Canada, Inc. and Heidrick & Struggles Australia, Ltd (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K Filed September 20, 2006)

10.05	Employment Agreement of Thomas J. Friel (Incorporated by reference to Exhibit 10.01 of the Registrants From 10-Q filed on August 14, 2003)

10.06	Employment agreement of Eileen A. Kamerick (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on August 6, 2004)

10.07	Employment Agreement of Jeffery R. Scherb (Incorporated by reference to Exhibit 10.06 of the Registrant’s Form 10-K filed on March 11, 2005)

10.08	Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 10.08 of the Registrant’s Form 10-K filed on March 11, 2005)

10.09	Employment Agreement of Bonnie W. Gwin (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on September 28, 2006)

Exhibit No.	Description

*10.10	Employment Agreement of Michael Franzino

*10.11	Employment Agreement of Vincent C. Perro

*10.12	Employment Agreement of Kelvin J.R. Bolli-Thompson

10.13	Separation Agreement and General Release between Vincent C. Perro and Heidrick & Struggles International, Inc., (Incorporated by reference to Exhibit 99.1 of the Registrants Form 8-K filed on February 20, 2007)

10.14	Separation Agreement and General Release between Jeffrey R. Scherb and Heidrick & Struggles International, Inc., (Incorporated by reference to Exhibit 99.1 of the Registrants Form 8-K filed on December 14, 2006)

10.15	Heidrick & Struggles International, Inc. Restricted Stock Unit Plan (Incorporated by reference to Exhibit 4.03 of this Registrant’s Registration Statement on Form S-8 (File No. 333-32544))

10.16	Amendment No. 1 to the Heidrick & Struggles Restricted Stock Unit Plan (Incorporated by reference to Exhibit 99.05 of the Registrant’s Form 10-K filed on March 29, 2002)

10.17	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 10, 2006)

10.18	Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))

10.19	Form of Heidrick & Struggles Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 10-Q filed on November 9, 2004)

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b) SEE EXHIBIT INDEX ABOVE

(c) FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois, on March 15, 2007.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/s/ EILEEN A. KAMERICK
Title	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.

Signature	Title

/S/ L. KEVIN KELLY L. Kevin Kelly (principal executive officer)	Chief Executive Officer and Director

/s/ EILEEN A. KAMERICK Eileen A. Kamerick (principal financial and accounting officer)	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

/s/ RICHARD I. BEATTIE Richard I. Beattie	Director

/s/ ANTONIO BORGES Antonio Borges	Director

/s/ JOHN A. FAZIO John A. Fazio	Director

/s/ JILL KANIN-LOVERS Jill Kanin-Lovers	Director

/s/ ROBERT E. KNOWLING, JR Robert E. Knowling, Jr.	Director

/s/ GERARD R. ROCHE Gerard R. Roche	Director

/s/ V. PAUL UNRUH V. Paul Unruh	Director

/s/ DOUGLAS C. YEARLEY Douglas C. Yearley	Director

/s/ THOMAS J. FRIEL Thomas J. Friel	Chairman