Form 10-Q
period 2007-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2007-05-07
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-25837

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2681268
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

As of April 30, 2007, there were 17,993,131 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

I NDEX

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$121,476	$147,440
Short-term investments	29,825	73,375
Accounts receivable, less allowance for doubtful accounts of $4,804 and $4,603 at March 31, 2007 and December 31, 2006, respectively	101,816	80,677
Other receivables	5,919	6,868
Prepaid expenses	12,448	9,753
Income taxes recoverable, net	—	621
Deferred income taxes, net	14,615	14,944

Total current assets	286,099	333,678

Non-current assets:
Property and equipment, net	18,888	18,648
Restricted cash	7,934	7,900
Assets designated for retirement and pension plans	35,579	31,380
Investments	4,871	3,470
Other non-current assets	8,882	6,220
Goodwill	76,554	75,961
Other intangible assets, net	17,673	17,884
Deferred income taxes, net	24,674	24,629

Total non-current assets	195,055	186,092

Total assets	$481,154	$519,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Current liabilities:
Accounts payable	$6,745	$7,217
Accrued salaries and employee benefits	91,337	154,646
Other accrued liabilities	36,858	37,401
Current portion of accrued restructuring charges	3,013	3,328
Income taxes payable, net	4,633	—

Total current liabilities	142,586	202,592

Non-current liabilities:
Retirement and pension plans	40,138	34,332
Non-current portion of accrued restructuring charges	8,658	9,386
Other non-current liabilities	7,776	9,755

Total non-current liabilities	56,572	53,473

Total liabilities	199,158	256,065

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,994,077 and 17,744,361 shares outstanding at March 31, 2007 and December 31, 2006, respectively	196	196
Treasury stock at cost, 1,591,700 and 1,841,416 shares at March 31, 2007 and December 31, 2006, respectively	(55,275)	(59,295)
Additional paid in capital	264,625	261,179
Retained earnings	58,783	48,874
Accumulated other comprehensive income	13,667	12,751

Total stockholders’ equity	281,996	263,705

Total liabilities and stockholders’ equity	$481,154	$519,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	$143,126	$101,481
Reimbursements	6,450	4,802

Total revenue	149,576	106,283

Operating expenses:
Salaries and employee benefits	98,359	70,134
General and administrative expenses	28,440	22,738
Reimbursed expenses	6,450	4,802
Restructuring charges	—	176

Total operating expenses	133,249	97,850

Operating income	16,327	8,433

Non-operating income (expense):
Interest income	1,876	1,787
Interest expense	(38)	(13)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	(59)	196
Other, net	233	223

Net non-operating income	2,012	2,193

Income before income taxes	18,339	10,626
Provision for income taxes	8,263	4,700

Net income	$10,076	$5,926

Basic earnings per common share	$0.56	$0.32
Basic weighted average common shares outstanding	17,847	18,554

Diluted earnings per common share	$0.53	$0.30
Diluted weighted average common shares outstanding	19,029	19,465

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	19,586	$196	1,841	$(59,295)	$261,179	$48,874	$12,751	$263,705
Net income	—	—	—	—	—	10,076	—	10,076
Other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	—	—	—	61	61
Foreign currency translation adjustment	—	—	—	—	—	—	855	855

Other comprehensive income	—	—	—	—	—	10,076	916	10,992

Adjustment for the adoption of FASB Interpretation No. 48	—	—	—	—	—	(167)	—	(167)
Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	7,524	—	—	7,524
Stock-based compensation	—	—	—	—	5,121	—	—	5,121
Exercise of stock options	—	—	(320)	10,492	(2,259)	—	—	8,233
Vesting of restricted stock units, net of tax withholdings	—	—	(215)	6,984	(10,921)	—	—	(3,937)
Purchases of treasury stock	—	—	286	(13,456)	—	—	—	(13,456)
Tax benefits related to stock-based compensation	—	—	—	—	3,981	—	—	3,981

Balance at March 31, 2007	19,586	$196	1,592	$(55,275)	$264,625	$58,783	$13,667	$281,996

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$10,076	$5,926
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,700	2,641
Deferred income taxes	284	554
Net realized and unrealized (gains) losses on equity and warrant portfolio	59	(196)
Stock-based compensation expense, net	7,559	4,895
Restructuring charges	—	176
Cash paid for restructuring charges	(1,075)	(3,354)
Changes in assets and liabilities:
Trade and other receivables	(19,748)	(15,533)
Accounts payable	(1,220)	(1,368)
Accrued expenses	(65,527)	(28,631)
Income taxes recoverable and payable, net	5,057	619
Other assets and liabilities, net	(6,560)	(986)

Net cash used in operating activities	(68,395)	(35,257)

Cash flows from investing activities:
Acquisition	(1,026)	—
Capital expenditures	(1,917)	(491)
Proceeds from sales of equity securities	136	22
Proceeds from sales of short-term investments	51,500	—
Purchases of short-term investments	(7,950)	(88,814)
Other, net	7	4

Net cash provided by (used in) investing activities	40,750	(89,279)

Cash flows from financing activities:
Proceeds from stock options exercised	8,233	1,676
Purchases of treasury stock	(12,732)	(13,797)
Excess tax benefits related to stock-based compensation	3,981	1,200
Other	1,128	—

Net cash provided by (used in) financing activities	610	(10,921)

Effect of foreign currency exchange rates on cash and cash equivalents	1,071	1,304

Net decrease in cash and cash equivalents	(25,964)	(134,153)
Cash and cash equivalents:
Beginning of period	147,440	203,689

End of period	$121,476	$69,536

Supplemental schedule of noncash financing activities:
Total value of treasury stock purchases	$13,456	$16,577
Cash paid for treasury stock purchases	(12,732)	(13,797)

Accrued treasury stock purchases	$724	$2,780

The accompanying notes to consolidated financial statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(All tables in thousands, except per share amounts)

(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Heidrick & Struggles International, Inc., and subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, the Company increased its existing reserves for uncertain tax positions by $0.2 million, largely related to an increase in non-U.S. income tax matters. This increase was recorded as a cumulative effect adjustment to retained earnings. For additional information, see Note 10, Income Taxes.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and allows for the adoption of an accounting policy of presenting taxes either on a gross basis within revenue or on a net basis. The Company collects various value added taxes on executive search and leadership consulting services, which have been and continue to be accounted for on a net basis. The Company adopted EITF 06-3 on January 1, 2007, the required effective date. The adoption of EITF 06-3 did not have an effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”), to permit entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. SFAS No. 159 is effective as of January 1, 2008, with early adoption permitted if the Company chooses to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact that the adoption of SFAS No. 159 may have on the Company’s financial condition and results of operations.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which was adopted January 1, 2006 using the modified prospective method.

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2007:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2006	1,372,186	$33.99
Granted	774,423	$46.88
Vested and converted to common stock	(300,158)	$33.14
Forfeited	(39,676)	$33.52

Outstanding on March 31, 2007	1,806,775	$39.67

As of March 31, 2007, there was $44.5 million of pre-tax total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

Non-qualified Stock Options

Activity for non-qualified stock options for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2006	1,527,370	$25.44	2.7	$20,514
Granted	69,750	$47.71
Exercised	(319,220)	$25.59
Expired	(2,910)	$35.13
Forfeited	(32,331)	$25.75

Outstanding on March 31, 2007	1,242,659	$26.61	2.9	$16,602

Exercisable on March 31, 2007	869,017	$25.34	2.7	$12,086

As of March 31, 2007, there was $2.3 million of pre-tax total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.1 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended March 31,
	2007	2006
Weighted average grant-date fair value of stock options granted	$13.70	$11.61
Total grant-date fair value of stock options vested	856	2,839
Total intrinsic value of stock options exercised	6,657	2,106

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

	Three Months Ended March 31,
	2007	2006
Expected term (in years)	3.3	3.4
Risk-free interest rate	4.7%	4.7%
Expected volatility	31.7%	40.8%
Expected dividend yield	0%	0%

The expected term input is based on a forward-looking stock price lattice model incorporating the Company’s historical exercise data and projected post-vest turnover rate. Expected volatility is based on a simple average of the historical volatility of the Company’s stock corresponding to the expected term of the option and the implied volatility provided by its traded options pursuant to SEC Staff Accounting Bulletin No. 107 which expressed the views of the SEC Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected option life.

4.	Restricted Cash

The Company deposited $7.9 million in a U.S dollar bank account during the fourth quarter of 2006 in support of a $7.5 million bank guarantee related to a tax audit in a European country. The bank deposit of $7.9 million is higher than the guarantee due to the bank’s requirement of a higher cash collateral deposit. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The $7.5 million bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $5.7 million) plus future accrued interest on that assessment amount. See Note 13, Commitments and Contingencies, for a discussion of the tax audit.

Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the tax audit are settled. At this time, the Company is not able to determine when a settlement will be reached.

5.	Goodwill and Other Intangible Assets

In 2006, the Company recorded $27.7 million of goodwill, substantially all of which is expected to be deductible for income tax purposes, and $12.8 million of identifiable intangible assets related to the acquisition of Highland Partners, and has allocated these amounts to the Americas, Europe and Asia Pacific regions. During the first quarter of 2007, the Company recorded $0.3 million of adjustments related to the initial purchase price allocation. The purchase price allocation and the resulting goodwill and identifiable intangible assets recorded at March 31, 2007 could change as a result of the finalization of purchase price accounting adjustments. The Company does not believe these changes would be material.

In January of 2007, the Company recorded $0.7 million of goodwill and $0.3 million of identifiable intangible assets related to the acquisition of RentonJames, a privately held executive search and leadership consultancy boutique based in New Zealand. These amounts have been recorded in the Asia Pacific region. The acquisition was funded from existing cash for $1.0 million. The previous owners of RentonJames, who are now Heidrick & Struggles employees, will be eligible to receive earnout payments up to $3.0 million based on achievement of certain revenue metrics in 2007, 2008 and 2009 so that the total purchase price will not exceed $4.0 million.

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2007 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2006	$56,924	$17,206	$1,831	$75,961
Exchange rate fluctuations	23	163	(3)	183
Highland Partners acquisition adjustment	(179)	(89)	—	(268)
RentonJames acquisition	—	—	678	678

Balance at March 31, 2007	$56,768	$17,280	$2,506	$76,554

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		March 31, 2007			December 31, 2006
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	13.9	$23,227	$(7,375)	$15,852	$22,849	$(6,848)	$16,001

Candidate database	6.0	1,800	(125)	1,675	1,800	(75)	1,725

Other	5.0	169	(23)	146	170	(12)	158

Total intangible assets		$25,196	$(7,523)	$17,673	$24,819	$(6,935)	$17,884

During 2006, the Company recorded $12.8 million of intangible assets related to the acquisition of Highland Partners, consisting of client relationships of $10.4 million amortized over 13 years; candidate database of $1.8 million amortized over 6 years; non-compete agreements of $0.2 million amortized over 3 years; and backlog of $0.4 million which was completely amortized during the fourth quarter of 2006.

The Company recorded $0.3 million of intangible assets related to the acquisition of RentonJames in the first quarter of 2007 consisting entirely of client relationships amortized over 12 years.

Intangible amortization expense for the three months ended March 31, 2007 and 2006 was $0.6 million and $0.2 million, respectively. The estimated intangible amortization expense is approximately $2.4 million for fiscal years 2007, 2008 and 2009, $1.9 million for fiscal year 2010 and $1.6 million for fiscal year 2011. These amounts are based on intangible assets recorded as of March 31, 2007 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

6.	Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2007	2006
Service cost	$35	$69
Interest cost	268	252
Amortization of net gain	(30)	—

Net periodic benefit cost	$273	$321

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three months ended March 31, 2007.

7.	Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$10,076	$5,926
Weighted average common shares outstanding	17,847	18,554
Dilutive common shares	1,182	911

Weighted average diluted common shares outstanding	19,029	19,465

Basic earnings per common share	$0.56	$0.32
Diluted earnings per common share	$0.53	$0.30

Options to purchase 0.1 million and 0.6 million shares of common stock that were outstanding at March 31, 2007 and 2006, respectively, were not included in the respective computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

8.	Restructuring Charges

Changes in the accrual for restructuring charges for the three months ended March 31, 2007 are as follows:

	Employee- related	Office- related	Total
Accrual balance at December 31, 2006	$470	$12,244	$12,714
Cash payments	(110)	(965)	(1,075)
Exchange rate fluctuations	—	32	32

Accrual balance at March 31, 2007	$360	$11,311	$11,671

The Company expects that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2007 will be $3.0 million. The remaining accrued restructuring charges of $8.7 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2013.

9.	Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended March 31,
	2007	2006
Realized gains on investments	$29	$22
Unrealized gains (losses) on derivative instruments	(88)	174

Net realized and unrealized gains (losses) on equity and warrant portfolio	$(59)	$196

10.	Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the first quarter of 2007, the Company reported income before taxes of $18.3 million and recorded an income tax provision of $8.3 million. An estimated annual effective tax rate of 42% was used to record the income tax provision for the first three months of 2007. The income tax provision includes $0.6 million of expense related to certain discrete adjustments recorded in the first three months of 2007 that were not considered in the estimated annual effective tax rate. Such items include certain one-time costs associated with tax planning initiatives.

In the first quarter of 2006, the Company reported income before tax of $10.6 million and recorded an income tax provision of $4.7 million. The Company’s effective tax rate for the first quarter of 2006 was 44%, which is higher than the estimated annual effective tax rate of 38% due to non-cash tax adjustments associated with foreign deferred taxes as a result of the Company transitioning from deducting foreign income taxes paid to claiming them as a credit in 2006.

In June 2006, the FASB issued FIN 48 which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, the Company increased its existing reserves for uncertain tax positions by $0.2 million, largely related to an increase in non-U.S. income tax matters. This increase was recorded as a cumulative effect adjustment to retained earnings.

As of January 1, 2007, the Company had $5.8 million of unrecognized tax benefits. If recognized, approximately $5.6 million, net of federal tax benefits, would be recorded as a component of income tax expense. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
Australia	2000-2006
Brazil	2001-2006
China	2004-2006
France	2004-2006
Germany	2000-2006
Japan	2003-2006
Italy	2002-2006
United Kingdom	2005-2006
United States (1)	2000-2006

(1)	Includes federal as well as state and local jurisdictions, as applicable.

The Company is currently under audit by several U.S. state and local jurisdictions and several foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in 2007. Additionally, there are several statute of limitations expected to close within the next 12 months. It is reasonably possible that a reduction of up to $1.7 million in the unrecognized tax benefits may occur by March 31, 2008.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties were $1.3 million as of January 1, 2007.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2007	2006
Revenue:
Americas	$83,399	$55,796
Europe	42,555	35,395
Asia Pacific	17,172	10,290

Revenue before reimbursements (net revenue)	143,126	101,481
Reimbursements	6,450	4,802

Total	$149,576	$106,283

Operating income:
Americas	$16,668	$9,774
Europe	3,799	2,828
Asia Pacific	4,379	2,557

Total regions	24,846	15,159
Corporate	(8,519)	(6,550)

Operating income before restructuring charges	16,327	8,609
Restructuring charges	—	(176)

Total	$16,327	$8,433

Depreciation and amortization:
Americas	$1,407	$1,092
Europe	847	817
Asia Pacific	264	207

Total regions	2,518	2,116
Corporate	182	525

Total	$2,700	$2,641

Capital expenditures:
Americas	$488	$183
Europe	380	156
Asia Pacific	985	87

Total regions	1,853	426
Corporate	64	65

Total	$1,917	$491

The identifiable assets and goodwill and other intangible assets, by segment, are as follows:

	March 31, 2007	December 31, 2006
Identifiable assets:
Americas	$149,450	$136,778
Europe	164,510	174,880
Asia Pacific	54,277	57,212

Total regions	368,237	368,870
Corporate	112,917	150,900

Total	$481,154	$519,700

Goodwill and other intangible assets, net:
Americas	$69,677	$70,281
Europe	21,342	21,313
Asia Pacific	3,208	2,251

Total	$94,227	$93,845

12.	Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in approximately the amount of the tax authority’s audit assessment plus future interest as required by law. The amount of this bank guarantee is $7.5 million. The bank guarantee is determined based upon the tax audit assessment plus future accrued interest. See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is $1.6 million as of March 31, 2007. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.7 million). No penalty has been included in this assessment. This final assessment has been appealed by the Company and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 4, Restricted Cash. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets in which we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; delays or difficulties in integrating Highland Partners search operations; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the timing of any deferred tax asset valuation allowance reversals; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2006 under Risk Factors in Item 1. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leading provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives for their executive management and board positions. Focusing on top-level services offers us several advantages that include access to, and influence with, key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, top team effectiveness, executive assessment, talent management, executive development, and M&A human capital effectiveness.

We provide our services to a broad range of clients through the expertise of 414 consultants located in 26 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, new search confirmation trends, consultant productivity measured as revenue per consultant, and average fee per executive search.

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

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our Company and our shareholders. Consultants are rewarded for individual performance based on a system that directly ties compensation to the amount of net revenue for which the consultant is responsible. Each quarter, we review and update the expected annual performance and compensation accruals for our consultants. At the group and company level, variable compensation is based and thus recorded, on our performance against revenue and profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors. As a result, the variable portion of compensation expense may fluctuate significantly from quarter to quarter.

2007 Developments

In January of 2007, we completed the acquisition of RentonJames, a privately held executive search and leadership consultancy boutique based in New Zealand. The acquisition was funded from existing cash of $1.0 million. The previous owners of RentonJames, who are now Heidrick & Struggles’ employees, will be eligible to receive earnout payments up to $3.0 million based on achievement of certain revenue metrics in 2007, 2008, and 2009 so that the total purchase price will not exceed $4.0 million.

In February of 2007, Elizabeth Krupnick joined Heidrick & Struggles as Senior Vice President & Chief Marketing Officer. Ms. Krupnick joins Heidrick & Struggles from TKO Communications Consulting, a consultancy she founded in 2004 to provide strategic counsel to major corporations and other organizations. Previously, Ms. Krupnick was Senior Vice President, Global Communications at MasterCard International. Prior to that, she held the Top Communications position at BCom3 Group, New York Life, Prudential and Aetna.

In April of 2007, Sanjay Gupta joined Heidrick & Struggles as our new Chief Information Officer. Mr. Gupta brings more than twenty-two years of technology experience with him to Heidrick & Struggles, having worked in senior management roles for such companies as Gartner, Ford and CTSC.

In April of 2007, we announced that Thomas J. Friel will retire as Chairman and a director at our Annual Meeting of Shareholders on May 24, 2007 at which time we expect to name his successor. He will retire as an employee on June 30, 2007.

2007 Outlook

For 2007, we expect to achieve net revenue of between $560 million and $580 million, representing growth over 2006 net revenue of between 17% and 21%. We are targeting to achieve a 2007 full-year operating margin of approximately 13%. Net income and earnings per share are expected to reflect a full-year effective tax rate of between 42% and 48% primarily due to certain one-time costs associated with tax planning initiatives. In addition, quarterly and full-year tax rate estimates can be significantly impacted by country-level results and can vary significantly by reporting period, as well as by discrete items that require immediate recognition in a particular quarter. We will continue to pursue additional means by which to lower this rate estimate.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	4.5	4.7

Total revenue	104.5	104.7

Operating expenses:
Salaries and employee benefits	68.7	69.1
General and administrative expenses	19.9	22.4
Reimbursements	4.5	4.7
Restructuring charges	—	0.2

Total operating expenses	93.1	96.4

Operating income	11.4	8.3

Non-operating income (expense):
Interest income	1.3	1.8
Interest expense	—	—
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	—	0.2
Other, net	0.2	0.2

Net non-operating income	1.4	2.2

Income before income taxes	12.8	10.5
Provision for income taxes	5.8	4.6

Net income	7.0%	5.8%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
Americas	$83,399	$55,796
Europe	42,555	35,395
Asia Pacific	17,172	10,290

Revenue before reimbursements (net revenue)	143,126	101,481
Reimbursements	6,450	4,802

Total	$149,576	$106,283

Operating income:
Americas	$16,668	$9,774
Europe	3,799	2,828
Asia Pacific	4,379	2,557

Total regions	24,846	15,159
Corporate	(8,519)	(6,550)

Operating income before restructuring charges	16,327	8,609
Restructuring charges	—	(176)

Total	$16,327	$8,433

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Total revenue. Consolidated total revenue increased $43.3 million, or 40.7%, to $149.6 million in 2007 from $106.3 million in 2006. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $41.6 million, or 41.0%, to $143.1 million for the three months ended March 31, 2007 from $101.5 million for the three months ended March 31, 2006. The first quarter of 2007 net revenue includes approximately $14 million associated with former Highland Partners’ consultants that were acquired in October of 2006. Strong results from the Consumer, Industrial and Financial Services industry groups contributed to the year-over-year growth. The number of confirmed executive searches increased 32.6% compared to the first quarter of 2006. The number of executive search consultants increased to 414 as of March 31, 2007, compared to 388 as of December 31, 2006 and 333 as of March 31, 2006. Productivity, as measured by annualized revenue per executive search consultant, remained at $1.3 million and the average fee per executive search increased to $96,300. The positive impact of exchange rate fluctuations, primarily in Europe, resulted in an increase in net revenue of approximately 5 percentage points in the first quarter of 2007 compared to the first quarter of 2006.

Net revenue in the Americas was $83.4 million for the three months ended March 31, 2007, an increase of $27.6 million, or 49.5%, from $55.8 million in the first quarter of 2006. The Education/Non-profit, Health Care, and Professional Services industry groups realized the largest year-over-year revenue growth in the first quarter of 2007. The positive impact of exchange rate fluctuations contributed to less than one percentage point of revenue growth in the 2007 first quarter. Net revenue in Europe was $42.6 million for the three months ended March 31, 2007, an increase of $7.2 million, or 20.2%, from $35.4 million in the first quarter of 2006. The year-over-year increase in net revenue in the first quarter of 2007 was driven by especially strong results in the Health Care,

Consumer and Industrial industry groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 12 percentage points in the first quarter of 2007. In Asia Pacific, net revenue was $17.2 million for the three months ended March 31, 2007, an increase of $6.9 million, or 66.9%, from $10.3 million in the first quarter of 2006. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 4 percentage points in the 2007 first quarter. Net revenue growth was especially strong in the Financial Services, Consumer and Industrial industry groups.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $28.2 million, or 40.2%, to $98.4 million for the three months ended March 31, 2007 from $70.1 million for the three months ended March 31, 2006. The increase was primarily attributable to an increase of $18.6 million of fixed salaries and employee benefits expense as headcount increased approximately 21.0% since the 2006 first quarter. Also, fixed stock-based compensation expense was higher by $1.8 million in the 2007 first quarter as compared to the 2006 first quarter primarily related to an increase in the number of outstanding restricted stock units and the accelerated vesting of certain units as compared to the prior year. Performance-related compensation expense increased $9.6 million in the first quarter of 2007 compared to the first quarter of 2006 as a result of higher net revenue levels and the increase in the number of consultants added during the last year. Excluding a negative impact of $3.4 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased 35.5% compared to the same quarter in 2006.

As a percentage of net revenue, salaries and employee benefits expense was 68.7% in the first quarter of 2007, compared to 69.1% in the first quarter of 2006.

General and administrative expenses. Consolidated general and administrative expenses increased $5.7 million, or 25.1%, to $28.4 million for the three months ended March 31, 2007 from $22.7 million for the three months ended March 31, 2006. Of this increase, $1.6 million is associated with our acquisition of Highland Partners, including the amortization of intangible assets and costs related to the transitional services agreement. The remaining increase of $4.1 million is related to operating expenses associated with higher net revenue levels and higher discretionary spending including a $2.8 million increase in fees for professional services. Premise-related costs also increased by $0.4 million compared to the 2006 first quarter. Excluding a negative impact of $0.4 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 23.1% compared to the same quarter in 2006.

As a percentage of net revenue, general and administrative expenses were 19.9% in the first quarter of 2007, compared to 22.4% in the first quarter of 2006. This improvement reflects efforts undertaken to reduce operating expenses in 2007, and a continued focus on cost control.

Restructuring Charges. In the first quarter of 2007, there were no restructuring charges taken. In the first quarter of 2006, we revised estimates of previously announced restructuring initiatives and recorded a charge of $0.2 million.

Operating income. Our consolidated operating income was $16.3 million for the three months ended March 31, 2007 compared to operating income of $8.4 million for the three months ended March 31, 2006.

The increase in operating income of $7.9 million was primarily due to an increase in net revenue of $41.6 million, offset by an increase in salaries and employee benefits expense of $28.2 million and an increase in general and administrative expenses of $5.7 million.

In the Americas, operating income for the three months ended March 31, 2007 increased $6.9 million to $16.7 million from $9.8 million for the three months ended March 31, 2006. The increase is the result of the increase in net revenue of $27.6 million, offset by an increase in salaries and employee benefits expense of $18.5 million and general and administrative expenses of $2.2 million.

Salaries and employee benefits expense increased $18.5 million, or 49.6%, to $55.8 million for the three months ended March 31, 2007 from $37.3 million for the three months ended March 31, 2006. Fixed salaries and employee benefits expense increased $10.9 million and performance-based compensation expense increased $7.6 million. These increases are due to the increase in net revenue of $27.6 million and 24.9% increase in headcount since the first quarter of 2006.

In Europe, operating income for the three months ended March 31, 2007 increased $1.0 million to $3.8 million from $2.8 million for the three months ended March 31, 2006. The increase in net revenue of $7.2 million was offset by an increase in salary and employee benefits expenses of $5.3 million and general and administrative expenses of $0.9 million. The increase in salaries and benefits expense is primarily a result of a 9.8% increase in headcount over the prior year.

In Asia Pacific, operating income for the three months ended March 31, 2007 was $4.4 million, an increase of $1.8 million, compared to operating income of $2.6 million for the three months ended March 31, 2006. The increase in net revenue of $6.9 million was offset by increases of $4.1 million in salaries and employee benefits expense and $1.0 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended March 31, 2007 were $8.5 million compared to $6.5 million for the three months ended March 31, 2006. The increase of $2.0 million was primarily the result of a $1.4 million increase in general and administrative expenses due to higher professional services fees and $0.6 million associated with our acquisition of Highland Partners, including the amortization of intangible assets and costs related to the transitional service agreement.

Net non-operating income. Net non-operating income was $2.0 million for the three months ended March 31, 2007, compared to $2.2 million for the three months ended March 31, 2006.

Net interest income in the first quarter of 2007 was $1.8 million, consistent with the quarter ended March 31, 2006.

During the three months ended March 31, 2007, we recognized $0.1 million of unrealized losses, net of the consultants’ share of the losses and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2006, we recognized $0.2 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Income taxes. In determining the quarterly provision for income taxes, we used an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the first quarter of 2007, we reported income before taxes of $18.3 million and recorded an income tax provision of $8.3 million. An estimated annual effective tax rate of 42% was used to record the income tax provision for the first three months of 2007. The income tax provision includes $0.6 million of expense related to certain discrete adjustments recorded in the first three months of 2007 that were not considered in the estimated annual effective tax rate. Such items include certain one-time costs associated with tax planning initiatives.

In the first quarter of 2006, we reported income before tax of $10.6 million and recorded an income tax provision of $4.7 million. Our effective tax rate for the first quarter of 2006 was 44%, which was higher than the estimated annual effective tax rate of 38% due to non-cash tax adjustments associated with foreign deferred taxes as a result of the Company transitioning from deducting foreign income taxes paid to claiming them as a credit in 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we increased our existing reserves for uncertain tax positions by $0.2 million, largely related to an increase in non-U.S. income tax matters. This increase was recorded as a cumulative effect adjustment to retained earnings.

As of January 1, 2007 we had $5.8 million of unrecognized tax benefits. If recognized, approximately $5.6 million, net of federal tax benefits, would be recorded as a component of income tax expense. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
Australia	2000-2006
Brazil	2001-2006
China	2004-2006
France	2004-2006
Germany	2000-2006
Japan	2003-2006
Italy	2002-2006
United Kingdom	2005-2006
United States (1)	2000-2006

(1)	Includes federal as well as state and local jurisdictions, as applicable.

We are currently under audit by several U.S. state and local jurisdictions and several foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in 2007. Additionally, there are several statute of limitations expected to close within the next 12 months. It is reasonably possible that a reduction of up to $1.7 million in the unrecognized tax benefits may occur by March 31, 2008.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties were $1.3 million as of January 1, 2007.

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

We historically have paid a portion of our bonuses in December and the remainder in March. For the 2006 bonus year and going forward, we paid and expect to continue to pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Lines of credit. During 2006, we had a $60.0 million committed unsecured revolving credit facility, (the “Facility”). Under the Facility, we could borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Facility bore interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Facility set limits on our ability to make acquisitions without bank approval and to incur additional debt outside of the Facility. We paid a facility fee even if no portion of the Facility was used.

In October 2006, we terminated the Facility and replaced it with a $100 million committed unsecured revolving facility (the “New Facility”). Under the New Facility, we may borrow U.S. dollars, euros, or other major traded currencies as agreed by the banks. Borrowings under the New Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by our leverage ratio. The New Facility has more favorable terms, including increased flexibility with regard to potential acquisitions, and lower costs than the terminated Facility. A facility fee is charged even if no portion of the New Facility is used. The New Facility expires in October 2011.

There were no borrowings outstanding under the lines of credit existing at either March 31, 2007 or December 31, 2006, nor were there any borrowings during the quarter ended March 31, 2007 or March 31, 2006, respectively, under the then existing lines of credit.

Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $151.3 million and $158.4 million at March 31, 2007 and 2006, respectively. The amount of cash and cash equivalents at December 31, 2006 was $220.8 million.

Cash flows from operating activities. For the three months ended March 31, 2007, cash used in operating activities was $68.4 million, principally reflecting our net income less the payment of cash bonuses of approximately $98 million in March 2007, and an increase in trade receivables related to higher first quarter revenues.

For the three months ended March 31, 2006, cash used in operating activities was $35.3 million, primarily reflecting an increase in trade receivables and the payment of cash bonuses of approximately $46 million in March 2006, partially offset by cash flows from our first quarter net income.

Cash flows from investing activities. Cash provided by investing activities was $40.8 million for the three months ended March 31, 2007 primarily as a result of the net proceeds from sales and purchases of short-term investments of $43.6 million offset by capital expenditures of $1.9 million.

Cash used in investing activities was $89.3 million for the three months ended March 31, 2006 primarily as a result of the purchase of short-term investments of $88.8 million and capital expenditures of $0.5 million.

Cash flows from financing activities. Cash provided by financing activities for the three months ended March 31, 2007 was $0.6 million primarily as a result of $8.2 million of proceeds from stock options exercised during the period and $4.0 million of tax benefits associated with the exercise or vesting of equity awards offset by the repurchase of $12.7 million of our common stock.

Cash used in financing activities for the three months ended March 31, 2006 was $10.9 million primarily as a result of repurchases of our common stock offset by proceeds from stock options exercised during the quarter.

On September 16, 2005, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,476,809 shares of our common stock for $50 million under the September 2005 authorization, which was completed during the second quarter of 2006.

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of March 31, 2007, we have purchased 612,686 shares of our common stock for $24.8 million under the May 2006 authorization.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States (GAAP). Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 15, 2007 and in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its significant estimates and assumptions relate to revenue recognition, variable compensation, accruals for the consolidation and closing of offices recorded as part of our restructuring charges, valuation of income taxes, goodwill and other intangible assets and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 15, 2007.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109” (“FIN48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we increased our existing reserves for uncertain tax positions by $0.2 million, largely related to an increase in non-U.S. income tax matters. This increase was recorded as a cumulative effect adjustment to retained earnings. For additional information, see Note 10, Income Taxes.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and allows for the adoption of an accounting policy of presenting taxes either on a gross basis within revenue or on a net basis. We collect various value added taxes on executive search and leadership consulting services, which have been and continue to be accounted for on a net basis. We adopted EITF 06-3 on January 1, 2007, the required effective date. The adoption of EITF 06-3 did not have an effect on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of January 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”), to permit entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. SFAS No. 159 is effective for us as of January 1, 2008, with early adoption permitted if we choose to apply the provisions of SFAS No. 157. We are currently evaluating the impact that the adoption of SFAS No. 159 may have on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value using a Black-Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses). Upon a value event such as an initial public offering or an acquisition, the warrants are monetized, resulting in a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

During the three months ended March 31, 2007, we recognized $0.1 million of unrealized losses, net of the consultants’ share of the losses and other costs, related to our equity and warrant portfolio. During the three months ended March 31, 2006, we recognized $0.2 million of unrealized gains, net of the consultants’ share of the gains and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currencies of our subsidiaries have been designated as the functional currencies, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. For the three months ended March 31, 2007, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 11, Segment Information, in the Notes to Consolidated Financial Statements.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.7 million). No penalty has been included in this assessment. This final assessment has been appealed by us and the enforcement of the assessment has been suspended until a final determination of the appeal. We have provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 4, Restricted Cash, in the Notes to Consolidated Financial Statements. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended March 31, 2007. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Mar. 1, 2007 – Mar. 31, 2007	286,318	$47.00	286,318	$25,155,618

On May 24, 2006, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price up to $50 million. As of March 31, 2007, $25.2 million remains authorized under the current program.

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

Date: May 4, 2007

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Executive Vice President, Chief Financial Officer and Chief Administrative Officer