Form 10-Q
period 2007-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2007-08-06
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 30, 2007, there were 18,165,542 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$109,194	$147,440
Short-term investments	70,774	73,375
Accounts receivable, less allowance for doubtful accounts of $5,648 and $4,603 at June 30, 2007 and December 31, 2006, respectively	116,540	80,677
Other receivables	6,472	6,868
Prepaid expenses	11,562	9,753
Income taxes recoverable, net	2,188	621
Deferred income taxes, net	17,173	14,944

Total current assets	333,903	333,678

Non-current assets:
Property and equipment, net	17,184	18,648
Restricted cash	9,136	7,900
Assets designated for retirement and pension plans	35,802	31,380
Investments	5,021	3,470
Other non-current assets	10,091	6,220
Goodwill	76,258	75,961
Other intangible assets, net	17,306	17,884
Deferred income taxes, net	30,813	24,629

Total non-current assets	201,611	186,092

Total assets	$535,514	$519,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Current liabilities:
Accounts payable	$8,998	$7,217
Accrued salaries and employee benefits	117,025	154,646
Other accrued liabilities	37,689	37,401
Current portion of accrued restructuring charges	2,892	3,328

Total current liabilities	166,604	202,592

Non-current liabilities:
Retirement and pension plans	40,833	34,332
Non-current portion of accrued restructuring charges	7,900	9,386
Other non-current liabilities	7,710	9,755

Total non-current liabilities	56,443	53,473

Total liabilities	223,047	256,065

Commitments and contingencies (Note 13)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2007 and December 31, 2006	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,143,514 and 17,744,361 shares outstanding at June 30, 2007 and December 31, 2006, respectively	196	196
Treasury stock at cost, 1,442,263 and 1,841,416 shares at June 30, 2007 and December 31, 2006, respectively	(53,126)	(59,295)
Additional paid in capital	270,415	261,179
Retained earnings	79,802	48,874
Accumulated other comprehensive income	15,180	12,751

Total stockholders’ equity	312,467	263,705

Total liabilities and stockholders’ equity	$535,514	$519,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	$160,053	$120,173	$303,179	$221,654
Reimbursements	7,308	5,765	13,758	10,567

Total revenue	167,361	125,938	316,937	232,221

Operating expenses:
Salaries and employee benefits	110,686	81,010	209,045	151,144
General and administrative expenses	29,855	23,266	58,295	46,004
Reimbursed expenses	7,308	5,765	13,758	10,567
Restructuring charges	-	379	-	555

Total operating expenses	147,849	110,420	281,098	208,270

Operating income	19,512	15,518	35,839	23,951

Non-operating income (expense):
Interest income	1,627	1,467	3,503	3,254
Interest expense	(8)	(8)	(46)	(21)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	(64)	(81)	(123)	115
Other, net	448	(674)	681	(451)

Net non-operating income	2,003	704	4,015	2,897

Income before income taxes	21,515	16,222	39,854	26,848
Provision for income taxes	496	5,832	8,759	10,532

Net income	$21,019	$10,390	$31,095	$16,316

Basic earnings per common share	$1.17	$0.58	$1.73	$0.89

Diluted earnings per common share	$1.11	$0.55	$1.64	$0.85

Weighted average common shares outstanding:
Basic	18,034	18,069	17,939	18,310
Diluted	18,981	18,962	19,002	19,212

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total

	Shares	Amount	Shares	Amount

Balance at December 31, 2006	19,586	$196	1,841	$(59,295)	$261,179	$48,874	$12,751	$263,705

Net income	-	-	-	-	-	31,095	-	31,095

Other comprehensive income:
Unrealized gain on available for sale investments	-	-	-	-	-	-	251	251
Foreign currency translation adjustment	-	-	-	-	-	-	2,178	2,178

Other comprehensive income	-	-	-	-	-	31,095	2,429	33,524

Adjustment for the adoption of FASB Interpretation No. 48	-	-	-	-	-	(167)	-	(167)

Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	-	-	-	-	7,524	-	-	7,524

Stock-based compensation	-	-	-	-	13,412	-	-	13,412

Exercise of stock options	-	-	(711)	24,497	(7,514)	-	-	16,983

Vesting of restricted stock units, net of tax withholdings	-	-	(231)	7,579	(11,757)	-	-	(4,178)

Purchases of treasury stock	-	-	543	(25,907)	-	-	-	(25,907)
Tax benefits related to stock-based compensation	-	-	-	-	7,571	-	-	7,571

Balance at June 30, 2007	19,586	$196	1,442	$(53,126)	$270,415	$79,802	$15,180	$312,467

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$31,095	$16,316
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,516	5,072
Deferred income taxes	(8,444)	547
Net realized and unrealized (gains) losses on equity and warrant portfolio	123	(115)
Stock-based compensation expense, net	18,047	11,171
Restructuring charges	-	555
Cash paid for restructuring charges	(2,047)	(4,444)
Changes in assets and liabilities:
Trade and other receivables	(33,554)	(23,725)
Accounts payable	682	(1,212)
Accrued expenses	(41,888)	(4,275)
Income taxes recoverable, net	(1,847)	(3,462)
Other assets and liabilities, net	(6,097)	(1,357)

Net cash used in operating activities	(38,414)	(4,929)

Cash flows from investing activities:
Increase in restricted cash	(1,236)	-
Acquisition	(1,261)	-
Capital expenditures	(3,010)	(1,327)
Proceeds from sales of equity securities	305	397
Payments to consultants related to sales of equity securities	(124)	(212)
Proceeds from sales of short-term investments	81,325	59,999
Purchases of short-term investments	(78,725)	(109,999)
Other, net	17	47

Net cash used in investing activities	(2,709)	(51,095)

Cash flows from financing activities:
Proceeds from stock options exercised	16,983	2,784
Purchases of treasury stock	(24,887)	(45,536)
Excess tax benefits related to stock-based compensation	7,571	1,782
Other	293	315

Net cash used in financing activities	(40)	(40,655)

Effect of foreign currency exchange rates on cash and cash equivalents	2,917	2,755

Net decrease in cash and cash equivalents	(38,246)	(93,924)

Cash and cash equivalents:
Beginning of period	147,440	203,689

End of period	$109,194	$109,765

Supplemental schedule of noncash financing activities:
Total value of treasury stock purchases	$25,907	$49,460
Cash paid for treasury stock purchases	(24,887)	(45,536)

Accrued treasury stock purchases	$1,020	$3,924

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

A summary of information with respect to share-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total share-based compensation expense included in net income	$10,488	$6,276	$18,047	$11,171

Income tax benefit to share-based compensation included in net income	4,090	2,448	7,038	4,357

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2007:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2006	1,372,186	$33.99
Granted	816,861	$46.97
Vested and converted to common stock	(319,404)	$33.15
Forfeited	(92,914)	$36.23

Outstanding on June 30, 2007	1,776,729	$39.99

As of June 30, 2007, there was $39.3 million of pre-tax total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

Non-qualified Stock Options

Activity for non-qualified stock options for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2006	1,527,370	$25.44	2.7	$20,514
Granted	77,250	$47.81
Exercised	(711,802)	$23.86
Expired	(2,910)	$35.13
Forfeited	(41,451)	$23.52

Outstanding on June 30, 2007	848,457	$28.86	2.7	$12,185

Exercisable on June 30, 2007	622,149	$26.92	2.5	$9,388

As of June 30, 2007, there was $1.7 million of pre-tax total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.2 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average grant-date fair value of stock options granted	$14.00	$12.56	$13.73	$11.65
Total grant-date fair value of stock options vested	1,741	2,012	2,596	4,851
Total intrinsic value of stock options exercised	9,746	830	16,403	2,936

4.	Restricted Cash

The Company deposited $7.9 million in a U.S dollar bank account during the fourth quarter of 2006 in support of a $7.5 million bank guarantee related to a tax audit in a European country. The bank deposit of $7.9 million is higher than the guarantee due to the bank’s requirement of a higher cash collateral deposit. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The $7.5 million bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $5.8 million) plus future accrued interest on that assessment amount. See Note 13, Commitments and Contingencies, for a discussion of the tax audit.

Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the tax audit are settled. At this time, the Company is not able to determine when a settlement will be reached.

In the second quarter of 2007, the restricted cash balance includes $1.2 million of lease guarantees and deposits. In accordance with the terms of the lease agreements, the cash balances are restricted through the term of the lease.

5.	Goodwill and Other Intangible Assets

In 2006, the Company recorded $27.7 million of goodwill, substantially all of which is expected to be deductible for income tax purposes, and $12.8 million of identifiable intangible assets related to the acquisition of Highland Partners, and has allocated these amounts to the Americas, Europe and Asia Pacific regions. During the first six months of 2007, the Company recorded $1.3 million of adjustments to the initial purchase price allocation as a result of the final settlement of certain liabilities that were based on estimates recorded at the time of acquisition.

In 2007, the Company recorded $0.8 million of goodwill and $0.4 million of identifiable intangible assets related to the acquisition of RentonJames, a privately held executive search and leadership consultancy boutique based in New Zealand. These amounts have been recorded in the Asia Pacific region. The acquisition was funded from existing cash for $1.2 million. The previous owners of RentonJames, who are now Heidrick & Struggles employees, will be eligible to receive earnout payments up to $3.0 million based on achievement of certain revenue metrics in 2007, 2008 and 2009 such that the total purchase price will not exceed $4.0 million.

The purchase price allocation and resulting goodwill and identifiable intangible assets recorded at June 30, 2007 could change as a result of the finalization of certain purchase price accounting adjustments. The Company does not believe these changes would be material.

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2007 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2006	$56,924	$17,206	$1,831	$75,961
Exchange rate fluctuations	230	425	73	728
Highland Partners acquisition adjustment	(687)	(589)	-	(1,276)

RentonJames acquisition	-	-	845	845

Balance at June 30, 2007	$56,467	$17,042	$2,749	$76,258

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		June 30, 2007			December 31, 2006
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Client relationships	13.9	$23,515	$(7,952)	$15,563	$22,849	$(6,848)	$16,001

Candidate database	6.0	1,800	(200)	1,600	1,800	(75)	1,725

Other	5.1	172	(29)	143	170	(12)	158

Total intangible assets		$25,487	$(8,181)	$17,306	$24,819	$(6,935)	$17,884

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

During 2007, the Company recorded $0.4 million of intangible assets related to the acquisition of RentonJames, consisting entirely of client relationships amortized over 12 years.

Intangible amortization expense for the three months ended June 30, 2007 and 2006 was $0.6 million and $0.2 million, respectively. Intangible amortization expense for the six months ended June 30, 2007 and 2006 was $1.2 million and $0.5 million, respectively. The estimated intangible amortization expense is approximately $2.4 million for fiscal years 2007, 2008 and 2009, $2.0 million for fiscal year 2010 and $1.7 million for fiscal year 2011. These amounts are based on intangible assets recorded as of June 30, 2007 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

6.	Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$36	$72	$71	$141
Interest cost	274	265	542	517
Amortization of net gain	(31)	-	(61)	-

Net periodic benefit cost	$279	$337	$552	$658

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and six months ended June 30, 2007.

7.	Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$21,019	$10,390	$31,095	$16,316

Weighted average common shares outstanding	18,034	18,069	17,939	18,310
Dilutive common shares	947	893	1,063	902

Weighted average diluted common shares outstanding	18,981	18,962	19,002	19,212

Basic earnings per common share	$1.17	$0.58	$1.73	$0.89

Diluted earnings per common share	$1.11	$0.55	$1.64	$0.85

Options to purchase 0.6 million shares of common stock that were outstanding at June 30, 2006, were not included in the respective computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

8.	Restructuring Charges

Changes in the accrual for restructuring charges for the six months ended June 30, 2007 are as follows:

	Employee- related	Office- related	Total

Accrual balance at December 31, 2006	$470	$12,244	$12,714
Cash payments	(254)	(1,793)	(2,047)
Exchange rate fluctuations	-	125	125

Accrual balance at June 30, 2007	$216	$10,576	$10,792

The Company expects that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2007 will be $2.9 million. The remaining accrued restructuring charges of $7.9 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2013.

9.	Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized gains (losses) on investments	$(4)	$142	$23	$164
Unrealized losses on derivative instruments	(60)	(223)	(146)	(49)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$(64)	$(81)	$(123)	$115

10.	Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the second quarter of 2007, the Company reported income before taxes of $21.5 million and recorded an income tax provision of $0.5 million. The Company’s effective tax rate for the second quarter of 2007 was 2.3%, which is significantly lower than the estimated annual effective tax rate before discrete items of 39.1% as a result of releasing the valuation allowance associated with foreign tax credits, and the Company’s ability to benefit from these credits in the future. The recent significant improvement in the financial performance of the Company’s foreign branches has allowed the Company to benefit from these foreign tax credits. These items resulted in a net tax benefit in the quarter of $8.5 million.

For the first six months of 2007, the Company reported income before taxes of $39.9 million and recorded an income tax provision of $8.8 million. The Company’s effective tax rate for the six months ended June 30, 2007 was 22.0%. This rate was lower than the estimated annual effective tax rate before discrete items of 39.1% primarily due to the discrete items recorded in the second quarter of 2007 as discussed above.

In the second quarter of 2006, the Company reported income before taxes of $16.2 million and recorded an income tax provision of $5.8 million resulting in an effective tax rate of 36.0%.

For the first six months of 2006, the Company reported income before taxes of $26.8 million and recorded an income tax provision of $10.5 million. The Company’s effective tax rate for the six months ended June 30, 2006 was 39.2%. This rate was higher than the estimated annual effective tax rate before discrete items of 36.0% primarily due to non-cash tax adjustments recorded in the first six months of 2006 as a result of the Company’s transition from deducting foreign income taxes paid to claiming them as a credit in 2006.

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

As of January 1, 2007, the Company had $5.8 million of unrecognized tax benefits. If recognized, approximately $5.6 million, net of federal tax benefits, would be recorded as a component of income tax expense. There have been no significant changes to these amounts during the quarter ended June 30, 2007.

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

The Company is currently under audit by several U.S. state and local jurisdictions and several foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in 2007. Additionally, there are several statutes of limitation expected to close within the next 12 months. It is reasonably possible that a reduction of up to $1.7 million in the unrecognized tax benefits may occur by June 30, 2008.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties were $1.3 million as of January 1, 2007.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Americas	$88,204	$68,115	$171,603	$123,911
Europe	52,475	40,468	95,030	75,863
Asia Pacific	19,374	11,590	36,546	21,880

Revenue before reimbursements (net revenue)	160,053	120,173	303,179	221,654
Reimbursements	7,308	5,765	13,758	10,567

Total	$167,361	$125,938	$316,937	$232,221

Operating income:
Americas	$19,421	$16,082	$36,089	$25,856
Europe	7,385	3,934	11,184	6,762
Asia Pacific	5,199	2,913	9,578	5,470

Total regions	32,005	22,929	56,851	38,088
Corporate	(12,493)	(7,032)	(21,012)	(13,582)
Restructuring charges	-	(379)	-	(555)

Total	$19,512	$15,518	$35,839	$23,951

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Depreciation and amortization:
Americas	$1,416	$985	$2,823	$2,077
Europe	863	928	1,710	1,745
Asia Pacific	341	196	605	403

Total regions	2,620	2,109	5,138	4,225
Corporate	196	322	378	847

Total	$2,816	$2,431	$5,516	$5,072

Capital expenditures:
Americas	$208	$359	$696	$542
Europe	438	291	818	447
Asia Pacific	419	80	1,404	167

Total regions	1,065	730	2,918	1,156
Corporate	28	106	92	171

Total	$1,093	$836	$3,010	$1,327

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	June 30, 2007	December 31, 2006
Identifiable assets:
Americas	$151,874	$136,778
Europe	172,611	174,880
Asia Pacific	58,471	57,212

Total regions	382,956	368,870
Corporate	152,558	150,900

Total	$535,514	$519,770

Goodwill and other intangible assets, net:
Americas	$68,970	$70,281
Europe	21,067	21,313
Asia Pacific	3,527	2,251

Total	$93,564	$93,845

12.	Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in approximately the amount of the tax authority’s audit assessment plus future interest as required by law. The amount of this bank guarantee is $7.5 million. The bank guarantee is determined based upon the tax audit assessment plus future accrued interest. See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is $1.5 million as of June 30, 2007. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

13.	Commitments and Contingencies

Litigation

The Company has various pending claims and litigation matters arising in the course of its business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Although the Company’s ultimate liability in these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.8 million). No penalty has been included in this assessment. This final assessment has been appealed by the Company and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 4, Restricted Cash and Note 12, Guarantees. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

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

We provide our services to a broad range of clients through the expertise of 398 consultants located in 26 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. For leadership consulting services, we are paid an agreed upon fee on a project basis.

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

Our Compensation Model

Our compensation model closely aligns the interests of our consultants, our Company and our shareholders. Consultants are rewarded for individual performance based on a system that directly ties compensation to the amount of net revenue for which the consultant is responsible. Each quarter, we review and update the expected annual performance and compensation accruals for our consultants. At the group and company level, variable compensation is based, and thus recorded, on our performance against revenue and profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors. As a result, the variable portion of compensation expense may fluctuate significantly from quarter to quarter.

Recent Developments

In May 2007, Richard I. Beattie was elected Non-Executive Chairman of our Board of Directors. Mr. Beattie succeeds Thomas J. Friel who retired as Chairman on May 24, 2007. Mr. Beattie has served on our Board since 2002 and is currently Chairman of Simpson Thacher & Bartlett, LLP and has practiced law at that firm since 1968. He also serves on the board of Harley-Davidson, Inc.

2007 Outlook

Based on the first six months of 2007 results, we are increasing our 2007 full-year guidance for net revenue of between $580 million and $595 million, up from our previous guidance of between $560 million and $580 million initially provided in March 2007. This updated guidance represents growth in net revenue over 2006 levels of approximately 21 percent to 24 percent and reflects our goal to accelerate revenue growth. We continue to target a 2007 full-year operating margin of approximately 13 percent.

Following the non-cash tax benefit in the 2007 second quarter related to the reversal of a valuation allowance against foreign tax credits, net income and earnings per share are expected to reflect a full-year effective tax rate of between 35 percent and 42 percent. This guidance also reflects our tax planning strategy and current expectation to incorporate our UK branch in the 2007 fourth quarter. Quarterly and full-year tax rate estimates can be significantly impacted by country-level results and can vary significantly by reporting period, as well as by discrete items that require immediate recognition in a particular quarter.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.6	4.8	4.5	4.8

Total revenue	104.6	104.8	104.5	104.8

Operating expenses:
Salaries and employee benefits	69.2	67.4	69.0	68.2
General and administrative expenses	18.7	19.4	19.2	20.8
Reimbursements	4.6	4.8	4.5	4.8
Restructuring charges	-	0.3	-	0.3

Total operating expenses	92.4	91.9	92.7	94.0

Operating income	12.2	12.9	11.8	10.8

Non-operating income (expense):
Interest income	1.0	1.2	1.1	1.5
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	-	(0.1)	-	0.1
Other, net	0.3	(0.6)	0.2	(0.2)

Net non-operating income	1.3	0.6	1.3	1.3

Income before income taxes	13.4	13.5	13.1	12.1
Provision for income taxes	0.3	4.9	2.9	4.8

Net income	13.1%	8.6%	10.3%	7.4%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Americas	$88,204	$68,115	$171,603	$123,911
Europe	52,475	40,468	95,030	75,863
Asia Pacific	19,374	11,590	36,546	21,880

Revenue before reimbursements (net revenue)	160,053	120,173	303,179	221,654
Reimbursements	7,308	5,765	13,758	10,567

Total	$167,361	$125,938	$316,937	$232,221

Operating income:
Americas	$19,421	$16,082	$36,089	$25,856
Europe	7,385	3,934	11,184	6,762
Asia Pacific	5,199	2,913	9,578	5,470

Total regions	32,005	22,929	56,851	38,088
Corporate	(12,493)	(7,032)	(21,012)	(13,582)
Restructuring charges	-	(379)	-	(555)

Total	$19,512	$15,518	$35,839	$23,951

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Total revenue. Consolidated total revenue increased $41.5 million, or 32.9%, to $167.4 million in 2007 from $125.9 million in 2006. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $39.9 million, or 33.2%, to $160.1 million for the three months ended June 30, 2007 from $120.2 million for the three months ended June 30, 2006. The second quarter of 2007 net revenue includes approximately $16 million associated with former Highland Partners’ consultants that were acquired in October of 2006. Strong results from the Financial Services, Industrial and Consumer industry groups contributed to the year-over-year growth. The number of confirmed executive searches increased 18.1% compared to the second quarter of 2006. The number of executive search consultants increased to 398 as of June 30, 2007, compared to 388 as of December 31, 2006 and 335 as of June 30, 2006. Productivity, as measured by annualized revenue per executive search consultant, increased to $1.5 million from $1.4 million in the 2006 second quarter and the average fee per executive search increased to $111,000. The positive impact of exchange rate fluctuations, primarily in Europe, resulted in an increase in net revenue of approximately 4 percentage points in the second quarter of 2007 compared to the second quarter of 2006.

Net revenue in the Americas was $88.2 million for the three months ended June 30, 2007, an increase of $20.1 million, or 29.5%, from $68.1 million in the second quarter of 2006. The Health Care, Professional Services and Consumer industry groups realized the largest year-over-year net revenue growth in the second quarter of 2007. The positive impact of exchange rate fluctuations contributed less than one percentage point of revenue growth in the 2007 second quarter. Net revenue in Europe was $52.5 million for the three months ended June 30, 2007, an increase of $12.0 million, or 29.7%, from $40.5 million in the second quarter of 2006. The year-over-year revenue growth in the second quarter of 2007 was driven by strong performance in the Professional Services, Industrial and Financial Services industry groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 9 percentage points in the second quarter of 2007. In Asia Pacific, net revenue was $19.4 million for the three months ended June 30, 2007, an increase of $7.8 million, or 67.2%, from $11.6 million in the second quarter of 2006. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 5 percentage points in the 2007 second quarter. Business was strong across the region with significant revenue contribution from the Financial Services, Consumer and Industrial industry groups.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $29.7 million, or 36.6%, to $110.7 million for the three months ended June 30, 2007 from $81.0 million for the three months ended June 30, 2006. The increase was primarily attributable to an increase of $18.8 million of fixed salaries and employee benefits expense as consultant headcount increased approximately 19% since the 2006 second quarter. Fixed stock-based compensation expense was higher by $3.1 million in the 2007 second quarter as compared to the 2006 second quarter due in part to a charge of approximately $1.2 million associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007. Higher amortization expense related to an increase in the number of outstanding restricted stock units granted to retain our largest revenue producers and align their interests with those of the shareholders and to retain former Highland Partners consultants also contributed to the increase. Performance-related compensation expense increased $10.9 million in the second quarter of 2007 compared to the second quarter of 2006 as a result of higher net revenue levels and the increase in the number of consultants hired during the last year. Excluding a negative impact of $2.9 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased approximately 33% compared to the same quarter in 2006.

As a percentage of net revenue, salaries and employee benefits expense was 69.2% in the second quarter of 2007, compared to 67.4% in the second quarter of 2006.

General and administrative expenses. Consolidated general and administrative expenses increased $6.6 million, or 28.3%, to $29.9 million for the three months ended June 30, 2007 from $23.3 million for the three months ended June 30, 2006. Of this increase, $1.3 million is associated with our acquisition of Highland Partners, including the amortization of intangible assets and costs related to the transitional services agreement. The remaining increase of $5.3 million is related to operating expenses associated with higher net revenue levels and higher discretionary spending including $2.5 million related to our worldwide consultants’ meeting held in the second quarter of 2007 and a $2.2 million increase in fees for professional services. Premise-related costs increased by $0.7 million offset by a reduction in other infrastructure expenses of $0.1 million compared to the 2006 second quarter. Excluding a negative impact of $0.9 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 24% compared to the same quarter in 2006.

As a percentage of net revenue, general and administrative expenses were 18.7% in the second quarter of 2007, compared to 19.4% in the second quarter of 2006. This improvement reflects leverage inherent at higher revenue levels and efforts undertaken to reduce operating expenses in 2007, and a continued focus on cost control.

Restructuring Charges. In the second quarter of 2007, there were no restructuring charges taken. In the second quarter of 2006, we revised estimates of previously announced restructuring initiatives and recorded a charge of $0.4 million.

Operating income. Our consolidated operating income was $19.5 million for the three months ended June 30, 2007 compared to operating income of $15.5 million for the three months ended June 30, 2006.

The increase in operating income of $4.0 million was primarily due to an increase in net revenue of $39.9 million, offset by an increase in salaries and employee benefits expense of $29.7 million and an increase in general and administrative expenses of $6.6 million. The second quarter 2006 also includes $0.4 million of restructuring charges while no such charges were recorded in the second quarter of 2007.

In the Americas, operating income for the three months ended June 30, 2007 increased $3.3 million to $19.4 million from $16.1 million for the three months ended June 30, 2006. The increase is the result of the increase in net revenue of $20.1 million, offset by increases in salaries and employee benefits expense of $15.0 million and general and administrative expenses of $1.8 million.

In Europe, operating income for the three months ended June 30, 2007 increased $3.5 million to $7.4 million from $3.9 million for the three months ended June 30, 2006. The increase is the result of the increase in net revenue of $12.0 million, offset by increases in salary and employee benefits expense of $7.9 million and general and administrative expenses of $0.6 million. The increase in salaries and benefits expense is primarily a result of a 10.9% increase in headcount over the prior year.

In Asia Pacific, operating income for the three months ended June 30, 2007 was $5.2 million, an increase of $2.3 million, compared to operating income of $2.9 million for the three months ended June 30, 2006. The increase is the result of the increase in net revenue of $7.8 million, offset by increases of $4.9 million in salaries and employee benefits expense and $0.6 million of general and administrative expenses.

Unallocated corporate expenses for the three months ended June 30, 2007 were $12.5 million compared to $7.0 million for the three months ended June 30, 2006. The increase of $5.5 million was primarily the result of a $4.0 million increase in general and administrative expenses including $2.5 million related to the worldwide consultants’ meeting held in the second quarter of 2007, a $1.3 million increase in fees for professional services and $0.3 million associated with our acquisition of Highland Partners, including costs related to the transitional service agreement offset by a reduction in other infrastructure expenses of $0.1 million. Salaries and employee benefits expense increased by $1.5 million primarily due to a charge of approximately $1.2 million associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007.

Net non-operating income. Net non-operating income was $2.0 million for the three months ended June 30, 2007, compared to $0.7 million for the three months ended June 30, 2006.

Net interest income in the second quarter of 2007 was $1.6 million compared to $1.5 million for the three months ended June 30, 2006. Net interest income is higher than the prior year due to higher interest rates and higher cash and short-term investment balances.

During the three months ended June 30, 2007, we recognized $0.1 million of unrealized losses, net of the consultants’ share of the losses and other costs, related to our equity and warrant portfolio. During the three months ended June 30, 2006, we recognized $0.1 million of realized gains and $0.2 million of unrealized losses, net of the consultant’s share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.4 million for the three months ended June 30, 2007, compared to net other non-operating expense of $0.7 million for the three months ended June 30, 2006. Other non-operating income (expense) consists primarily of foreign currency transaction gains and losses, including those related to intercompany balances not considered permanent in nature, which are denominated in currencies other than the functional currency.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the second quarter of 2007, we reported income before taxes of $21.5 million and recorded an income tax provision of $0.5 million. Our effective tax rate for the second quarter of 2007 was 2.3%, which is significantly lower than the estimated annual effective tax rate before discrete items of 39.1% as a result of releasing the valuation allowance associated with foreign tax credits, and our ability to benefit from these credits in the future. The recent significant improvement in the financial performance of our foreign branches has allowed us to benefit from these foreign tax credits. These items resulted in a net tax benefit in the quarter of $8.5 million.

In the second quarter of 2006, we reported income before taxes of $16.2 million and recorded an income tax provision of $5.8 million resulting in an effective tax rate of 36.0%.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Total revenue. Consolidated total revenue increased $84.7 million, or 36.5%, to $316.9 million in 2007 from $232.2 million in 2006. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $81.5 million, or 36.8%, to $303.2 million for the six months ended June 30, 2007 from $221.7 million for the six months ended June 30, 2006. Net revenue for the six months ended June 30, 2007 includes approximately $30 million associated with former Highland Partners’ consultants that were acquired in October of 2006. Strong results from the Financial Services, Industrial and Consumer industry groups contributed to the year-over-year growth. The number of confirmed executive searches increased 25% compared to the six months ended June 30, 2006. The number of executive search consultants increased to 398 as of June 30, 2007, compared to 388 as of December 31, 2006 and 335 as of June 30, 2006. Productivity, as measured by annualized revenue per executive search consultant, increased to $1.4 million from $1.3 million for the six months ended June 30, 2007 and the average fee per executive search increased to $103,500. The positive impact of exchange rate fluctuations, primarily in Europe, resulted in an increase in net revenue of approximately 4 percentage points in the first six months of 2007 compared to the first six months of 2006.

Net revenue in the Americas was $171.6 million for the six months ended June 30, 2007, an increase of $47.7 million, or 38.5%, from $123.9 million for the six months ended June 30, 2006. The Health Care, Professional Services and Education/Non-profit industry groups realized the largest year-over-year revenue growth in the six months ended June 30, 2007. The positive impact of exchange rate fluctuations contributed to less than one percentage point of revenue growth in the first six months of 2007. Net revenue in Europe was $95.0 million for the six months ended June 30, 2007, an increase of $19.2 million, or 25.3%, from $75.9 million for the six months ended June 30, 2006. The year-over-year revenue growth in the first six months of 2007 was driven by especially strong results in the Industrial, Financial Services and Consumer industry groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 10 percentage points in the first six months of 2007. In Asia Pacific, net revenue was $36.5 million for the six months ended June 30, 2007, an increase of $14.7 million, or 67%, from $21.9 million for the six months ended June 30, 2006. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 5 percentage points in the first six months of 2007. Business was strong across the region with significant revenue contribution from the Financial Services, Consumer and Industrial industry groups.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $57.9 million, or 38.3%, to $209.0 million for the six months ended June 30, 2007 from $151.1 million for the six months ended June 30, 2006. The increase was primarily attributable to an increase of $37.4 million of fixed salaries and employee benefits expense as consultant headcount increased approximately 19% over June 30, 2006. Fixed stock-based compensation expense was higher by $4.9 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due in part to a charge of approximately $1.2 million associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007. Higher amortization expense related to an increase in the number of outstanding restricted stock units granted to retain our largest revenue producers and align their interests with those of the shareholders and to retain former Highland Partners consultants also contributed to the increase. Performance-related compensation expense increased $20.5 million in the first six months of 2007 compared to the first six months of 2006 as a result of higher net revenue levels and the increase in the number of consultants added during the last year. Excluding a negative impact of $5.6 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased approximately 35% compared to the same period in 2006.

As a percentage of net revenue, salaries and employee benefits expense was 69.0% in the first six months of 2007, compared to 68.2% in the first six months of 2006.

General and administrative expenses. Consolidated general and administrative expenses increased $12.3 million, or 26.7%, to $58.3 million for the six months ended June 30, 2007 from $46.0 million for the six months ended June 30, 2006. Of this increase, $2.9 million is associated with our acquisition of Highland Partners, including the amortization of intangible assets and costs related to the transitional services agreement. The remaining increase of $9.4 million is related to operating expenses associated with higher net revenue levels and higher discretionary spending including a $5.0 million increase in fees for professional services and $2.5 million related to the worldwide consultants’ meeting held in the second quarter of 2007. Premise-related costs increased by $1.1 million compared to the first six months of 2006 due to new offices and new lease agreements for existing offices. Bad debt and other operating and infrastructure expenses increased $0.8 million compared to the six months ended June 30, 2006. Excluding a negative impact of $1.7 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 23% compared to the same period in 2006.

As a percentage of net revenue, general and administrative expenses were 19.2% in the first six months of 2007, compared to 20.8% in the first six months of 2006. This improvement reflects leverage inherent at higher revenue levels and efforts undertaken to reduce operating expenses in 2007, and a continued focus on cost control.

Restructuring Charges. In the first six months of 2007, there were no restructuring charges taken. In the first six months of 2006, we revised estimates of previously announced restructuring initiatives and recorded a charge of $0.6 million.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2007 will be $2.9 million. The remaining accrued restructuring charges of $7.9 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2013.

Operating income. Our consolidated operating income was $35.8 million for the six months ended June 30, 2007 compared to operating income of $24.0 million for the six months ended June 30, 2006.

The increase in operating income of $11.9 million was primarily due to an increase in net revenue of $81.5 million, offset by an increase in salaries and employee benefits expense of $57.9 million and an increase in general and administrative expenses of $12.3 million. The first six months of 2006 also includes $0.6 million of restructuring charges while no such charges were recorded in the first six months of 2007.

In the Americas, operating income for the six months ended June 30, 2007 increased $10.2 million to $36.1 million from $25.9 million for the six months ended June 30, 2006. The increase is the result of the increase in net revenue of $47.7 million, offset by increases in salaries and employee benefits expense of $33.5 million and general and administrative expenses of $4.0 million.

In Europe, operating income for the six months ended June 30, 2007 increased $4.4 million to $11.2 million from $6.8 million for the six months ended June 30, 2006. The increase is the result of the increase in net revenue of $19.2 million, offset by increases in salary and employee benefits expense of $13.3 million and general and administrative expenses of $1.5 million. The increase in salaries and benefits expense is primarily a result of a 10.9% increase in headcount over the prior year.

In Asia Pacific, operating income for the six months ended June 30, 2007 was $9.6 million, an increase of $4.1 million, compared to operating income of $5.5 million for the six months ended June 30, 2006. The increase is the result of the increase in net revenue of $14.7 million, offset by increases of $9.0 million in salaries and employee benefits expense and $1.6 million of general and administrative expenses.

Unallocated corporate expenses for the six months ended June 30, 2007 were $21.0 million compared to $13.6 million for the six months ended June 30, 2006. The increase of $7.4 million was primarily the result of a $5.7 million increase in general and administrative expenses due to additional expenses including $2.5 million related to the worldwide consultants’ meeting held in the second quarter of 2007, a $3.4 million increase in fees for professional services and $0.8 million associated with our acquisition of Highland Partners, including costs related to the transitional service agreement offset by a reduction in other infrastructure expenses of $1.0 million for the six months ended June 30, 2007. Salaries and employee benefits expense increased by $1.7 million primarily due to a charge of approximately $1.2 million associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007.

Net non-operating income. Net non-operating income was $4.0 million for the six months ended June 30, 2007, compared to $2.9 million for the six months ended June 30, 2006.

Net interest income in the first six months of 2007 was $3.5 million, compared to $3.3 million for the six months ended June 30, 2006. Net interest income is higher than the prior year due to higher interest rates and higher cash and short-term investment balances.

During the six months ended June 30, 2007, we recognized $0.1 million of unrealized losses, net of the consultants’ share of the losses and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2006, we recognized $0.2 million of realized gains and less than $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating income was $0.7 million for the six months ended June 30, 2007, compared to net other non-operating expense of $0.5 million for the six months ended June 30, 2006. Other non-operating income (expense) consists primarily of foreign currency transaction gains and losses, including those related to intercompany balances not considered permanent in nature, which are denominated in currencies other than the functional currency.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

For the first six months of 2007, we reported income before taxes of $39.9 million and recorded an income tax provision of $8.8 million. Our effective tax rate for the six months ended June 30, 2007 was 22.0%. This rate was lower than the estimated annual effective tax rate before discrete items of 39.1% as a result of releasing the valuation allowance associated with foreign tax credits, and our ability to benefit from these credits in the future. The recent significant improvement in the financial performance of our foreign branches has allowed us to benefit from these foreign tax credits.

For the first six months of 2006, we reported income before taxes of $26.8 million and recorded an income tax provision of $10.5 million. Our effective tax rate for the six months ended June 30, 2006 was 39.2%. This rate was higher than the estimated annual effective tax rate before discrete items of 36.0% primarily due to non-cash tax adjustments recorded in the first six months of 2006 as a result of our transition from deducting foreign income taxes paid to claiming them as a credit in 2006.

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

We historically have paid a portion of our bonuses in December and the remainder in March. For the 2006 bonus year and going forward, we paid and expect to continue to pay the majority of bonuses in the first quarter following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Lines of credit. In October 2006, we entered into a new $100 million committed unsecured revolving facility (the “Facility”) to replace our former $60.0 million revolving credit facility. Under the Facility, we may borrow U.S. dollars, euros, or other major traded currencies as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by our leverage ratio. The Facility has more favorable terms, including increased flexibility with regard to potential acquisitions, and lower costs than the facility that we terminated. A facility fee is charged even if no portion of the Facility is used. The Facility expires in October 2011.

There were no borrowings outstanding under the lines of credit existing at either June 30, 2007 or December 31, 2006, nor were there any borrowings during the quarter ended June 30, 2007 or June 30, 2006, respectively, under the then existing lines of credit.

Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $180.0 million and $159.8 million at June 30, 2007 and 2006, respectively. The amount of cash and cash equivalents and short-term investments at December 31, 2006 was $220.8 million.

Cash flows from operating activities. For the six months ended June 30, 2007, cash used in operating activities was $38.4 million, principally reflecting our net income less the payment of cash bonuses of approximately $98 million in March 2007, and an increase in trade receivables related to higher year-to-date revenues.

For the six months ended June 30, 2006, cash used in operating activities was $4.9 million, primarily reflecting our net income plus non-cash charges, cash restructuring costs and an increase in trade receivables related to higher second quarter revenues and typical seasonal collection trends.

Cash flows from investing activities. Cash used in investing activities was $2.7 million for the six months ended June 30, 2007 primarily as a result of capital expenditures of $3.0 million, $1.3 million paid in connection with the acquisition of RentonJames and an increase in restricted cash of $1.2 million offset by the net proceeds from sales and purchases of short-term investments of $2.6 million.

Cash used in investing activities was $51.1 million for the six months ended June 30, 2006 primarily as a result of the net purchases of short-term investments.

Cash flows from financing activities. Cash used in financing activities for the six months ended June 30, 2007 was less than $0.1 million primarily as a result of the repurchase of $24.9 million of our common stock offset by $17.0 million of proceeds from stock options exercised during the period and $7.6 million of tax benefits associated with the exercise or vesting of equity awards.

Cash used in financing activities for the six months ended June 30, 2006 was $40.7 million as a result of the repurchase of $45.5 million of our common stock offset by $2.8 million of proceeds from stock options exercised during the period. Cash flows for the six months ended June 30, 2006 also includes $1.8 million of tax benefits associated with the exercise or vesting of equity awards.

On September 16, 2005, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,476,809 shares of our common stock for $50 million under the September 2005 authorization, which was completed during the second quarter of 2006.

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of June 30, 2007, we have purchased 869,686 shares of our common stock for $37.3 million under the May 2006 authorization.

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. No time limit has been set for completion of this program. A portion of the repurchased shares is intended to offset dilution associated with the Company’s employee equity programs. As of June 30, 2007, no shares of our common stock have been repurchased under the May 2007 authorization.

Contractual Obligations. There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $6.9 million as of January 1, 2007 and $6.1 million as of June 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States (GAAP). Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 15, 2007 and in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

During the six months ended June 30, 2007, we recognized $0.1 million of unrealized losses, net of the consultants’ share of the losses and other costs, related to our equity and warrant portfolio. During the six months ended June 30, 2006, we recognized $0.2 million of realized gains and less than $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currencies of our subsidiaries have been designated as the functional currencies, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. For the six months ended June 30, 2007, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.3 million. For financial information by geographic segment, see Note 11, Segment Information, in the Notes to Consolidated Financial Statements.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.8 million). No penalty has been included in this assessment. This final assessment has been appealed by us and the enforcement of the assessment has been suspended until a final determination of the appeal. We have provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 4, Restricted Cash and Note 12, Guarantees in the Notes to Consolidated Financial Statements. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended June 30, 2007. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs

April 1, 2007 – April 30, 2007	-	$ -	-	$ -
May 1, 2007 – May 31, 2007	110,000	47.71	110,000	69,907,254
June 1, 2007 – June 30, 2007	147,000	49.00	147,000	62,704,949

On May 24, 2006, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price of up to $50 million. As of June 30, 2007, $12.7 million remains authorized under this program.

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. No shares have been repurchased under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 24, 2007 in Chicago, Illinois, our stockholders voted on the following matters:

The election of three directors, Richard I. Beattie, Antonio Borges, and John A. Fazio to serve for a term of three years or until their successors have been elected and qualified.

The nominees to the Board of Directors were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld	Number of Broker Non-Votes
Richard I. Beattie	16,335,948	165,842	-
Antonio Borges	14,804,074	1,697,716	-
John A. Fazio	15,397,812	1,103,978	-

In addition, the terms of office of the following directors continued after the meeting: Jill Kanin-Lovers, L. Kevin Kelly, Robert E. Knowling, Gerard R. Roche, V. Paul Unruh, and Douglas C. Yearley.

	Number of Votes For	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
The approval of the 2007 Heidrick & Struggles GlobalShare Program.	7,779,935	7,217,497	142,669	1,361,689

The approval of the Heidrick & Struggles Incentive Plan.	14,809,880	324,001	6,220	1,361,689

Item 6. Exhibits

Exhibit No.	Description

* 31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2007

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Eileen A. Kamerick

Eileen A. Kamerick Executive Vice President, Chief Financial Officer and Chief Administrative Officer