Form 10-Q
period 2007-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2007-11-05
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 31, 2007, there were 17,639,941 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$148,994	$147,440
Short-term investments	69,250	73,375
Accounts receivable, less allowance for doubtful accounts of $5,684 and $4,603 at September 30, 2007 and December 31, 2006, respectively	114,931	80,677
Other receivables	5,392	6,868
Prepaid expenses	14,241	9,753
Income taxes recoverable, net	11,170	621
Deferred income taxes, net	17,329	14,944

Total current assets	381,307	333,678

Non-current assets:
Property and equipment, net	18,123	18,648
Restricted cash	9,143	7,900
Assets designated for retirement and pension plans	37,468	31,380
Investments	5,156	3,470
Other non-current assets	9,842	6,220
Goodwill	77,244	75,961
Other intangible assets, net	15,923	17,884
Deferred income taxes, net	32,736	24,629

Total non-current assets	205,635	186,092

Total assets	$586,942	$519,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Current liabilities:
Accounts payable	$7,089	$7,217
Accrued salaries and employee benefits	160,862	154,646
Other accrued liabilities	46,119	37,401
Current portion of accrued restructuring charges	3,050	3,328

Total current liabilities	217,120	202,592

Non-current liabilities:
Retirement and pension plans	43,031	34,332
Non-current portion of accrued restructuring charges	7,393	9,386
Other non-current liabilities	8,211	9,755

Total non-current liabilities	58,635	53,473

Total liabilities	275,755	256,065

Commitments and contingencies (Note 13)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2007 and December 31, 2006	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,605,721 and 17,744,361 shares outstanding at September 30, 2007 and December 31, 2006, respectively	196	196
Treasury stock at cost, 1,980,056 and 1,841,416 shares at September 30, 2007 and December 31, 2006, respectively	(77,298)	(59,295)
Additional paid in capital	273,947	261,179
Retained earnings	93,645	48,874
Accumulated other comprehensive income	20,697	12,751

Total stockholders’ equity	311,187	263,705

Total liabilities and stockholders’ equity	$586,942	$519,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	$162,901	$124,636	$466,080	$346,290
Reimbursements	6,717	6,268	20,475	16,835

Total revenue	169,618	130,904	486,555	363,125

Operating expenses:
Salaries and employee benefits	106,612	83,697	315,657	234,841
General and administrative expenses	30,832	23,525	89,127	69,529
Reimbursed expenses	6,717	6,268	20,475	16,835
Restructuring charges	-	(149)	-	406

Total operating expenses	144,161	113,341	425,259	321,611

Operating income	25,457	17,563	61,296	41,514

Non-operating income (expense):
Interest income	2,061	1,412	5,564	4,666
Interest expense	(9)	(18)	(55)	(39)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	22	319	(101)	434
Other, net	(923)	(83)	(242)	(534)

Net non-operating income	1,151	1,630	5,166	4,527

Income before income taxes	26,608	19,193	66,462	46,041
Provision for income taxes	10,476	8,042	19,235	18,574

Net income	$16,132	$11,151	$47,227	$27,467

Basic earnings per common share	$0.90	$0.64	$2.63	$1.52

Diluted earnings per common share	$0.84	$0.60	$2.48	$1.45

Weighted average common shares outstanding:
Basic	17,994	17,462	17,958	18,024
Diluted	19,185	18,455	19,064	18,957

The accompanying notes are an integral part of these consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	19,586	$196	1,841	$(59,295)	$261,179	$48,874	$12,751	$263,705

Net income	-	-	-	-	-	47,227	-	47,227

Other comprehensive income:
Unrealized gain on available for sale investments	-	-	-	-	-	-	282	282
Foreign currency translation adjustment	-	-	-	-	-	-	7,664	7,664

Other comprehensive income	-	-	-	-	-	47,227	7,946	55,173

Adjustment for the adoption of FASB Interpretation No. 48	-	-	-	-	-	(167)	-	(167)

Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	-	-	-	-	7,524	-	-	7,524

Stock-based compensation	-	-	-	-	18,693	-	-	18,693

Exercise of stock options	-	-	(825)	28,885	(9,660)	-	-	19,225

Vesting of restricted stock units, net of tax withholdings	-	-	(258)	8,590	(13,103)	-	-	(4,513)

Purchases of treasury stock	-	-	1,229	(55,727)	-	-	-	(55,727)

Issuance of treasury stock	-	-	(7)	249	87	-	-	336

Cash dividends declared ($0.13 per share)	-	-	-	-	-	(2,289)	-	(2,289)

Tax benefits related to stock-based compensation	-	-	-	-	9,227	-	-	9,227

Balance at September 30, 2007	19,586	$196	1,980	$(77,298)	$273,947	$93,645	$20,697	$311,187

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$47,227	$27,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,352	7,361
Impairment of intangibles	1,029	-
Deferred income taxes	(9,493)	850
Net realized and unrealized (gains) losses on equity and warrant portfolio	101	(434)
Stock-based compensation expense, net	25,671	18,271
Restructuring charges	-	406
Cash paid for restructuring charges	(2,503)	(5,450)
Changes in assets and liabilities:
Trade and other receivables	(28,469)	(29,932)
Accounts payable	(1,625)	(849)
Accrued expenses	3,520	25,485
Income taxes recoverable, net	(11,056)	(2,393)
Other assets and liabilities, net	(8,402)	(1,409)

Net cash provided by operating activities	24,352	39,373

Cash flows from investing activities:
Increase in restricted cash	(1,191)	-
Acquisition	(1,277)	-
Capital expenditures	(6,061)	(3,556)
Proceeds from sales of equity securities	351	929
Payments to consultants related to sales of equity securities	(145)	(625)
Proceeds from sales of short-term investments	119,525	72,500
Purchases of short-term investments	(115,400)	(132,500)
Other, net	-	64

Net cash used in investing activities	(4,198)	(63,188)

Cash flows from financing activities:
Proceeds from stock options exercised	19,225	4,023
Purchases of treasury stock	(54,416)	(49,460)
Excess tax benefits related to stock-based compensation	8,175	2,289
Other	23	247

Net cash used in financing activities	(26,993)	(42,901)

Effect of foreign currency exchange rates on cash and cash equivalents	8,393	426

Net increase (decrease) in cash and cash equivalents	1,554	(66,290)
Cash and cash equivalents:
Beginning of period	147,440	203,689

End of period	$148,994	$137,399

Supplemental schedule of noncash financing activities:
Total value of treasury stock purchases	$55,727	$49,460
Cash paid for treasury stock purchases	(54,416)	(49,460)

Accrued treasury stock purchases	$1,311	$-

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

A summary of information with respect to share-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total share-based compensation expense included in net income	$7,624	$7,100	$25,671	$18,271

Income tax benefit to share-based compensation included in net income	2,974	2,769	10,012	7,126

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2007:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2006	1,372,186	$33.99
Granted	856,899	$46.49
Vested and converted to common stock	(353,814)	$32.93
Forfeited	(185,923)	$38.38

Outstanding on September 30, 2007	1,689,348	$40.07

As of September 30, 2007, there was $32.2 million of pre-tax total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years.

During the third quarter of 2007, the Company’s Board of Directors approved the initiation of a quarterly cash dividend payment. The Company has reported the cash dividend payable of $2.3 million as an other accrued liability on the Consolidated Balance Sheet as of September 30, 2007. In connection with the initiation of a dividend, the Board of Directors also approved the payment of a dividend equivalent on outstanding restricted stock units. The amounts related to the quarterly dividend equivalent for restricted stock units will be accrued over the vesting period and paid upon vesting.

Non-qualified Stock Options

Activity for non-qualified stock options for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2006	1,527,370	$25.44	2.7	$20,514
Granted	80,250	$47.38
Exercised	(824,694)	$23.16
Expired	(6,520)	$35.13
Forfeited	(53,190)	$26.91

Outstanding on September 30, 2007	723,216	$30.27	2.6	$10,875

Exercisable on September 30, 2007	515,147	$28.68	2.4	$8,326

As of September 30, 2007, there was $1.4 million of pre-tax total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.1 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average grant-date fair value of stock options granted	$31	$-	$1,092	$1,293
Total grant-date fair value of stock options vested	123	265	2,719	5,115
Total intrinsic value of stock options exercised	3,862	1,115	20,265	4,050

4.         Restricted Cash

The Company deposited $7.9 million in a U.S dollar bank account during the fourth quarter of 2006 in support of a €5.7 million (equivalent to $8.1 million at September 30, 2007) bank guarantee related to a tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The €5.7 million (equivalent to $8.1 million) bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $6.1 million) plus future accrued interest on that assessment amount. See Note 13, Commitments and Contingencies, for a discussion of the tax audit.

Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the tax audit are settled. At this time, the Company is not able to determine when a settlement will be reached.

In 2007, the restricted cash balance includes $1.2 million of lease guarantees and deposits. In accordance with the terms of the lease agreements, the cash balances are restricted through the term of the lease.

5.         Goodwill and Other Intangible Assets

In 2006, the Company recorded $27.7 million of goodwill, substantially all of which is expected to be deductible for income tax purposes, and $12.8 million of identifiable intangible assets related to the acquisition of Highland Partners, and has allocated these amounts to the Americas, Europe and Asia Pacific regions. During the first nine months of 2007, the Company recorded $1.3 million of adjustments to the initial purchase price allocation as a result of the final settlement of certain liabilities that were based on estimates recorded at the time of acquisition.

In 2007, the Company recorded $0.8 million of goodwill and $0.4 million of identifiable intangible assets related to the acquisition of RentonJames, a privately held executive search and leadership consultancy boutique based in New Zealand. These amounts have been recorded in the Asia Pacific region. The acquisition was funded from existing cash for $1.2 million. The previous owners of RentonJames, who are now Heidrick & Struggles employees, will be eligible to receive earnout payments up to $2.8 million based on achievement of certain revenue metrics in 2007, 2008 and 2009 such that the total purchase price will not exceed $4.0 million.

The purchase price allocation and resulting goodwill and identifiable intangible assets recorded at September 30, 2007 could change as a result of the finalization of certain purchase price accounting adjustments. The Company does not believe these changes would be material.

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2007 are as follows:

			Asia
	Americas	Europe	Pacific	Total

Balance at December 31, 2006	$56,924	$17,206	$1,831	$75,961
Exchange rate fluctuations	422	1,177	71	1,670
Highland Partners acquisition adjustment	(660)	(589)	-	(1,249)

RentonJames acquisition	-	-	862	862

Balance at September 30, 2007	$56,686	$17,794	$2,764	$77,244

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		September 30, 2007			December 31, 2006
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Client relationships	14.3	$22,864	$(8,606)	$14,258	$22,849	$(6,848)	$16,001

Candidate database	6.0	1,800	(275)	1,525	1,800	(75)	1,725

Other	5.2	175	(35)	140	170	(12)	158

Total intangible assets		$24,839	$(8,916)	$15,923	$24,819	$(6,935)	$17,884

In the third quarter of 2007, one of the two remaining principal consultants from the 2000 acquisition of the executive search firm, Lynch Miller Moore O’Hara, Inc., retired from the Company. This event prompted a review of the remaining client relationship intangible asset and resulted in an impairment charge and reduction of the gross carrying amount of the asset of $1.0 million.

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

Intangible amortization expense for the three months ended September 30, 2007 and 2006 was $0.6 million and $0.2 million, respectively. Intangible amortization expense for the nine months ended September 30, 2007 and 2006 was $1.8 million and $0.7 million, respectively. The estimated intangible amortization expense is approximately $2.3 million for 2007, $2.0 million for 2008 and 2009, $1.9 million for 2010 and $1.7 million for 2011. These amounts are based on intangible assets recorded as of September 30, 2007 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

6.         Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$36	$73	$107	$214
Interest cost	279	268	821	785
Amortization of net gain	(31)	-	(92)	-

Net periodic benefit cost	$284	$341	$836	$999

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and nine months ended September 30, 2007.

7.        Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$16,132	$11,151	$47,227	$27,467

Weighted average common shares outstanding	17,994	17,462	17,958	18,024
Dilutive common shares	1,191	993	1,106	933

Weighted average diluted common shares outstanding	19,185	18,455	19,064	18,957

Basic earnings per common share	$0.90	$0.64	$2.63	$1.52

Diluted earnings per common share	$0.84	$0.60	$2.48	$1.45

Stock options to purchase 0.1 million shares of common stock that were outstanding at September 30, 2007, were not included in the respective computation of diluted earnings per share since they would be antidilutive. However, these shares potentially may be dilutive common shares in the future.

8.         Restructuring Charges

Changes in the accrual for restructuring charges for the nine months ended September 30, 2007 are as follows:

	Employee- related	Office- related	Total

Accrual balance at December 31, 2006	$470	$12,244	$12,714
Cash payments	(330)	(2,172)	(2,502)
Exchange rate fluctuations	-	231	231

Accrual balance at September 30, 2007	$140	$10,303	$10,443

The Company expects that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2007 will be approximately $3.0 million. The remaining accrued restructuring charges of $7.4 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2013.

9.         Realized and Unrealized Gains (Losses) on Equity and Warrant Portfolio

The realized and unrealized gains (losses), net of consultants’ share of the gains (losses) and other costs, arising from the equity and warrant portfolio are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Realized gains on investments	$76	$433	$99	$598
Unrealized losses on derivative instruments	(54)	(114)	(200)	(164)

Net realized and unrealized gains (losses) on equity and warrant portfolio	$22	$319	$(101)	$434

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

In the third quarter of 2007, the Company reported income before taxes of $26.6 million and recorded an income tax provision of $10.5 million. The Company’s effective tax rate for the third quarter of 2007 was 39.4%.

For the first nine months of 2007, the Company reported income before taxes of $66.5 million and recorded an income tax provision of $19.2 million. The Company’s effective tax rate for the nine months ended September 30, 2007 was 28.9%. This rate was lower than the estimated annual effective tax rate before discrete items of 39.0% primarily due to the Company’s release of a valuation allowance related to certain of its foreign tax credits in the second quarter of 2007.

In the third quarter of 2006, the Company reported income before taxes of $19.2 million and recorded an income tax provision of $8.0 million resulting in an effective tax rate of 41.9%.

For the first nine months of 2006, the Company reported income before taxes of $46.0 million and recorded an income tax provision of $18.6 million. An annual effective tax rate of 37.3% was used to record the income tax provision for the first nine months of 2006. The income tax provision includes $1.4 million of expense related to certain non-cash tax adjustments recorded in the first nine months of 2006 that were not considered in the annual effective tax rate. Such items include transitioning from deducing foreign income taxes to claiming them as credits and adjustments to tax accruals.

In June 2006, the FASB issued FIN 48 which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption on January 1, 2007, the Company increased its existing reserves for uncertain tax positions by $0.2 million, largely related to an increase in non-U.S. income tax matters. This increase was recorded as a cumulative effect adjustment to retained earnings.

As of January 1, 2007, the Company had $5.8 million of unrecognized tax benefits. If recognized, approximately $5.6 million, net of federal tax benefits, would be recorded as a component of income tax expense. There have been no significant changes to these amounts during the nine months ended September 30, 2007.

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

The Company is currently under audit by several U.S. state and local jurisdictions and several foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. Additionally, there are several statutes of limitation expected to close within the next 12 months. The reduction of unrecognized tax benefits that may occur by September 30, 2008, has not significantly changed during the quarter ended September 30, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties were $1.3 million as of January 1, 2007. This amount has not materially changed during the nine months ended September 30, 2007.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Americas	$81,994	$67,855	$253,597	$191,766
Europe	58,422	42,278	153,452	118,141
Asia Pacific	22,485	14,503	59,031	36,383

Revenue before reimbursements (net revenue)	162,901	124,636	466,080	346,290
Reimbursements	6,717	6,268	20,475	16,835

Total	$169,618	$130,904	$486,555	$363,125

Operating income:
Americas	$17,185	$14,919	$53,274	$40,775
Europe	10,822	5,852	22,006	12,614
Asia Pacific	4,935	4,456	14,513	9,926

Total regions	32,942	25,227	89,793	63,315
Corporate	(7,485)	(7,813)	(28,497)	(21,395)
Restructuring charges	-	149	-	(406)

Total	$25,457	$17,563	$61,296	$41,514

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Depreciation and amortization:
Americas	$1,365	$950	$4,189	$3,027
Europe	906	881	2,616	2,626
Asia Pacific	378	202	983	605

Total regions	2,649	2,033	7,788	6,258
Corporate	186	255	564	1,103

Total	$2,835	$2,288	$8,352	$7,361

Capital expenditures:
Americas	$759	$814	$1,455	$1,357
Europe	879	753	1,697	1,200
Asia Pacific	1,304	421	2,708	588

Total regions	2,942	1,988	5,860	3,145
Corporate	109	239	201	411

Total	$3,051	$2,227	$6,061	$3,556

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	September 30,	December 31,
	2007	2006
Identifiable assets:
Americas	$195,528	$174,046
Europe	208,338	178,081
Asia Pacific	73,861	59,661

Total regions	477,727	411,788
Corporate	109,215	107,982

Total	$586,942	$519,770

Goodwill and other intangible assets, net:
Americas	$67,746	$70,281
Europe	21,889	21,313
Asia Pacific	3,532	2,251

Total	$93,167	$93,845

12.         Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in approximately the amount of the tax authority’s audit assessment plus future interest as required by law. The amount of this bank guarantee is $8.1 million. The bank guarantee is determined based upon the tax audit assessment plus future accrued interest. See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is $1.6 million as of September 30, 2007. No amount has been accrued for the Company’s obligation under these guaranty arrangements as no event of default exists.

13.         Commitments and Contingencies

Operating Leases

During the third quarter of 2007, the Company entered into a new lease agreement related to one of its major offices in North America, which extended the lease term from the year 2020 to 2024 and resulted in a net increase to the Company’s contractual obligations related to office space by approximately $73 million.

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

In September 2007, Whitney Group and Whitney Group Asia filed suit against the Company in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation and subsequent hiring by the Company, of certain Whitney Group employees based in Hong Kong. The suit seeks $5 million in actual and $10 million in punitive damages based on, among others, claims for misappropriation of trade secrets and confidential information, tortious interference with business relations and unfair competition. While there can be no assurance as to the outcome, the Company believes that the claims are without merit and is defending the lawsuit vigorously. The Company believes the ultimate resolution of the claims and litigation will not have a material adverse effect on its financial condition.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.1 million). No penalty has been included in this assessment. This final assessment has been appealed by the Company and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 4, Restricted Cash and Note 12, Guarantees. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to achieve the planned cost savings from our cost reduction initiatives; our ability to sublease or assign unused office space; our ability to realize our tax loss carryforwards; the timing of a partial release or full reversal of deferred tax asset valuation allowance; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2006 under Risk Factors in Item 1. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leading provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives for their executive management and board positions. Focusing on top-level services offers us several advantages that include access to, and influence with, key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, top team effectiveness, executive assessment, talent management, executive development, and M&A human capital effectiveness.

We provide our services to a broad range of clients through the expertise of 393 consultants located in 29 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. For leadership consulting services, we are paid an agreed upon fee on a project basis.

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

Recent Developments

In September of 2007, our Board of Directors approved the initiation of a quarterly cash dividend payment in the amount of $0.13 per share. On an annual basis, the cash dividend is expected to be $0.52 per share. The first quarterly dividend payment will be made on November 16, 2007 to shareholders of record as of November 2, 2007.

In September of 2007, we announced the appointment of Gary E. Knell to our Board of Directors. Mr. Knell is President and Chief Executive Officer of Sesame Workshop.

On October 7, 2007, Douglas C. Yearley, who as served as a member of our Board of Directors for the past four years, passed away at age 71.

2007 Outlook

In our press release dated October 30, 2007, we increased our 2007 full-year guidance for net revenue to between $600 million and $610 million, an increase from our previous guidance of between $580 million and $595 million provided in July 2007. This updated guidance represents growth in net revenue over 2006 levels of approximately 25 percent to 27 percent. We continue to target a 2007 full-year operating margin of approximately 13 percent.

Following the non-cash tax benefit in the 2007 second quarter related to the reversal of a valuation allowance against certain foreign tax credits, net income and earnings per share are expected to reflect a full-year effective tax rate of between 35 percent and 42 percent, which includes an effective tax rate of 28.9 percent for the first nine months of 2007 and an unusually high fourth quarter tax rate of approximately 70 percent. The 2007 fourth quarter tax rate is a result of a one-time charge related to our plan to incorporate our UK Branch in the 2007 fourth quarter. Quarterly and full-year tax rate estimates can be significantly impacted by country-level results and can vary significantly by reporting period, as well as by discrete items that require immediate recognition in a particular quarter.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.1	5.0	4.4	4.9

Total revenue	104.1	105.0	104.4	104.9

Operating expenses:
Salaries and employee benefits	65.4	67.2	67.7	67.8
General and administrative expenses	18.9	18.9	19.1	20.1
Reimbursements	4.1	5.0	4.4	4.9
Restructuring charges	-	(0.1)	-	0.1

Total operating expenses	88.5	90.9	91.2	92.9

Operating income	15.6	14.1	13.2	12.0

Non-operating income (expense):
Interest income	1.3	1.1	1.2	1.3
Interest expense	-	-	-	-
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	-	0.3	-	0.1
Other, net	(0.6)	(0.1)	(0.1)	(0.2)

Net non-operating income	0.7	1.3	1.1	1.3

Income before income taxes	16.3	15.4	14.3	13.3
Provision for income taxes	6.4	6.5	4.1	5.4

Net income	9.9%	8.9%	10.1%	7.9%

__________

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Americas	$81,994	$67,855	$253,597	$191,766
Europe	58,422	42,278	153,452	118,141
Asia Pacific	22,485	14,503	59,031	36,383

Revenue before reimbursements (net revenue)	162,901	124,636	466,080	346,290
Reimbursements	6,717	6,268	20,475	16,835

Total	$169,618	$130,904	$486,555	$363,125

Operating income:
Americas	$17,185	$14,919	$53,274	$40,775
Europe	10,822	5,852	22,006	12,614
Asia Pacific	4,935	4,456	14,513	9,926

Total regions	32,942	25,227	89,793	63,315
Corporate	(7,485)	(7,813)	(28,497)	(21,395)
Restructuring charges	-	149	-	(406)

Total	$25,457	$17,563	$61,296	$41,514

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Total revenue. Consolidated total revenue increased $38.7 million, or 29.6%, to $169.6 million in 2007 from $130.9 million in 2006. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $38.3 million, or 30.7%, to $162.9 million for the three months ended September 30, 2007 from $124.6 million for the three months ended September 30, 2006. The third quarter of 2007 net revenue includes approximately $16 million associated with former Highland Partners’ consultants that joined the Company as part of the acquisition in October of 2006. Strong results from the Financial Services, Industrial and Professional Services industry groups contributed to the year-over-year growth. The number of confirmed executive searches increased 13.6% compared to the third quarter of 2006. The number of executive search consultants increased to 393 as of September 30, 2007, compared to 388 as of December 31, 2006 and 343 as of September 30, 2006. Productivity, as measured by annualized revenue per executive search consultant, increased to $1.6 million from $1.4 million in the 2006 third quarter and the average fee per executive search was $125,500, compared to $108,100 in the 2006 third quarter. The positive impact of exchange rate fluctuations, in Europe and Asia Pacific, resulted in an increase in net revenue of approximately 4 percentage points in the third quarter of 2007 compared to the third quarter of 2006.

Net revenue in the Americas was $82.0 million for the three months ended September 30, 2007, an increase of $14.1 million, or 20.8%, from $67.9 million in the third quarter of 2006. The Professional Services, Health Care/Life Sciences and Technology industry groups realized the largest year-over-year net revenue growth in the third quarter of 2007. The positive impact of exchange rate fluctuations contributed less than one percentage point of revenue growth in the 2007 third quarter. Net revenue in Europe was $58.4 million for the three months ended September 30, 2007, an increase of $16.1 million, or 38.2%, from $42.3 million in the third quarter of 2006. The year-over-year revenue growth in the third quarter of 2007 was driven by strong performance in the Financial Services, Industrial, Professional Services and Health Care/Life Sciences industry groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 9 percentage points in the third quarter of 2007. In Asia Pacific, net revenue was $22.5 million for the three months ended September 30, 2007, an increase of $8.0 million, or 55.0%, from $14.5 million in the third quarter of 2006. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 8 percentage points in the 2007 third quarter. Business was strong across the region with significant revenue contribution from the Financial Services, Industrial and Heath Care/Life Sciences industry groups.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $22.9 million, or 27.4%, to $106.6 million for the three months ended September 30, 2007 from $83.7 million for the three months ended September 30, 2006. Fixed salaries and employee benefits expense increased $10.8 million and performance-related compensation expense increased $12.1 million compared to the same quarter in 2006.

The increase in fixed salaries and employee benefits expense of $10.8 million is primarily attributable to a 15% increase in consultant headcount since the 2006 third quarter. Fixed stock-based compensation expense was higher by $0.2 million in the 2007 third quarter as compared to the 2006 third quarter. Performance-related compensation expense increased $12.1 million as a result of higher net revenue levels and the increase in the number of consultants hired during the last year. Excluding a negative impact of $3.3 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased approximately 23% compared to the same quarter in 2006.

During the 2006 third quarter, we revised our policy relating to the vesting of certain restricted stock units upon the eligible retirement of employees that hold such awards. According to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), this policy revision constituted a modification of those equity awards. As a result, we were required to recognize the original grant date fair value compensation costs over an accelerated service period (i.e., through the earliest date each equity award holder is eligible to retire) for those awards affected by the modification. During the 2006 third quarter, we recorded an additional $1.2 million of compensation expense related to this modification.

As a percentage of net revenue, salaries and employee benefits expense was 65.4% in the third quarter of 2007, compared to 67.2% in the third quarter of 2006.

General and administrative expenses. Consolidated general and administrative expenses increased $7.3 million, or 31.1%, to $30.8 million for the three months ended September 30, 2007 from $23.5 million for the three months ended September 30, 2006. Of this increase, $0.8 million is associated with our acquisition of Highland Partners, including the amortization of intangible assets and costs related to the transitional services agreement. Fees for professional services increased $3.1 million of which $2.1 million relates to certain consulting assignments in Europe which required third party expertise and $1.0 million of legal costs incurred for litigation related to our hiring of some key consultants in the Asia Pacific region (See Note 13, Commitments and Contingencies, for a discussion of the lawsuit to which the Asia Pacific legal charges relate). In the Americas, one of the remaining two principal consultants from our 2000 acquisition of the executive search company, Lynch Miller Moore O’Hara, Inc., retired from the Company triggering the review of the remaining client relationship intangible asset and resulted in $1.0 million of expense in the third quarter of 2007.

The remaining increase of $2.4 million is related to operating expenses associated with higher net revenue levels and higher discretionary spending. Premise-related costs increased by $2.2 million due to new offices and new lease agreements for existing offices, and other operating and infrastructure expenses increased by $0.2 million compared to the 2006 third quarter. Excluding a negative impact of $1.7 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 24% compared to the same quarter in 2006.

As a percentage of net revenue, general and administrative expenses were 18.9% in both the third quarter of 2007 and 2006.

Restructuring Charges. In the third quarter of 2007, there were no restructuring charges taken. In the third quarter of 2006, we revised estimates of previously announced restructuring initiatives and reversed $0.1 million of previously recorded restructuring charges, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties.

Operating income. Our consolidated operating income was $25.5 million for the three months ended September 30, 2007 compared to operating income of $17.6 million for the three months ended September 30, 2006.

The increase in operating income of $7.9 million was primarily due to an increase in net revenue of $38.3 million, offset by an increase in salaries and employee benefits expense of $22.9 million and an increase in general and administrative expenses of $7.3 million. The third quarter of 2006 also includes a reversal of $0.1 million of restructuring charges while no such charges were recorded in the third quarter of 2007.

In the Americas, operating income for the three months ended September 30, 2007 increased $2.3 million to $17.2 million from $14.9 million for the three months ended September 30, 2006. The increase is the result of the increase in net revenue of $14.1 million, offset by increases in salaries and employee benefits expense of $9.5 million and general and administrative expenses of $2.3 million. The increase in salaries and employee benefits expense is primarily a result of a 10.9% increase in headcount over the prior year. The increase in general and administrative expenses is due in part to the impairment of intangible assets related to the acquisition of the executive search firm, Lynch Miller Moore O’Hara, Inc., of $1.0 million in the third quarter of 2007. The remaining increase of $1.3 million is primarily related to increased premise-related costs of $0.6 million due to new offices and new lease agreements for existing offices and $0.3 million associated with our acquisition of Highland Partners, including the amortization of intangible assets.

In Europe, operating income for the three months ended September 30, 2007 increased $4.9 million to $10.8 million from $5.9 million for the three months ended September 30, 2006. The increase is the result of the increase in net revenue of $16.1 million, offset by increases in salaries and employee benefits expense of $8.1 million and general and administrative expenses of $3.1 million. The increase in salaries and employee benefits expense is primarily a result of a 12.2% increase in headcount over the prior year. The increase in general and administrative expenses is primarily due to additional professional services fees of $2.4 million of which $2.1 million relates to certain consulting assignments which required third party expertise.

In Asia Pacific, operating income for the three months ended September 30, 2007 was $4.9 million, an increase of $0.4 million, compared to operating income of $4.5 million for the three months ended September 30, 2006. The increase is the result of the increase in net revenue of $8.0 million, offset by increases of $5.6 million in salaries and employee benefits expense and $2.0 million of general and administrative expenses. The increase in general and administrative expenses is primarily due to legal costs in the 2007 third quarter of $1.0 million incurred for litigation related to our hiring of some key consultants in the region.

Corporate expenses for the three months ended September 30, 2007 were $7.5 million compared to $7.8 million for the three months ended September 30, 2006. The decrease of $0.3 million is a result of a decrease of $0.3 million in salaries and employee benefits expense. General and administrative expenses remained consistent at $3.9 million for the three months ended September 30, 2007 and 2006.

Net non-operating income. Net non-operating income was $1.2 million for the three months ended September 30, 2007, compared to $1.6 million for the three months ended September 30, 2006.

Net interest income in the third quarter of 2007 was $2.1 million compared to $1.4 million for the three months ended September 30, 2006. Net interest income is higher than the prior year due to higher interest rates and higher cash and short-term investment balances.

During the three months ended September 30, 2007, we recognized $0.1 million of realized gains and $0.1 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the three months ended September 30, 2006, we recognized $0.4 million of realized gains and $0.1 million of unrealized losses, net of the consultant’s share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $0.9 million for the three months ended September 30, 2007, compared to $0.1 million for the three months ended September 30, 2006. During the third quarter of 2007, we became aware of certain revaluation amounts included in various balance sheet accounts, primarily in the Asia Pacific region, that were not properly stated in prior years. As a result of adjusting these revaluation amounts, we recorded an exchange loss of $0.8 million in the third quarter of 2007. Other non-operating income (expense) consists primarily of foreign currency transaction gains and losses, including those related to intercompany balances not considered permanent in nature, which are denominated in currencies other than the functional currency.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the third quarter of 2007, we reported income before taxes of $26.6 million and recorded an income tax provision of $10.5 million. Our effective tax rate for the third quarter of 2007 was 39.4%.

In the third quarter of 2006, we reported income before taxes of $19.2 million and recorded an income tax provision of $8.0 million resulting in an effective tax rate of 41.9%.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Total revenue. Consolidated total revenue increased $123.4 million, or 34.0%, to $486.6 million in 2007 from $363.1 million in 2006. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $119.8 million, or 34.6%, to $466.1 million for the nine months ended September 30, 2007 from $346.3 million for the nine months ended September 30, 2006. Net revenue for the nine months ended September 30, 2007 includes approximately $46 million associated with former Highland Partners’ consultants that joined the Company as part of the acquisition in October of 2006. Strong results from the Financial Services, Industrial and Professional Services industry groups contributed to the year-over-year growth. The number of confirmed executive searches increased 21.3% compared to the nine months ended September 30, 2006. The number of executive search consultants increased to 393 as of September 30, 2007, compared to 388 as of December 31, 2006 and 343 as of September 30, 2006. Productivity, as measured by annualized revenue per executive search consultant, increased to $1.5 million from $1.3 million for the nine months ended September 30, 2006 and the average fee per executive search increased to $110,300 from $99,900 in the comparable period of 2006. The positive impact of exchange rate fluctuations, in Europe and Asia Pacific, resulted in an increase in net revenue of approximately 4 percentage points in the first nine months of 2007 compared to the first nine months of 2006.

Net revenue in the Americas was $253.6 million for the nine months ended September 30, 2007, an increase of $61.8 million, or 32.2%, from $191.8 million for the nine months ended September 30, 2006. The Professional Services, Health Care/Life Sciences and Industrial industry groups realized the largest year-over-year revenue growth in the nine months ended September 30, 2007. The positive impact of exchange rate fluctuations contributed to less than one percentage point of revenue growth in the first nine months of 2007. Net revenue in Europe was $153.5 million for the nine months ended September 30, 2007, an increase of $35.3 million, or 29.9%, from $118.1 million for the nine months ended September 30, 2006. The year-over-year revenue growth in the first nine months of 2007 was driven by especially strong results in the Financial Services, Industrial and Health Care/Life Sciences industry groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 10 percentage points in the first nine months of 2007. In Asia Pacific, net revenue was $59.0 million for the nine months ended September 30, 2007, an increase of $22.6 million, or 62.2%, from $36.4 million for the nine months ended September 30, 2006. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 6 percentage points in the first nine months of 2007. Business was strong across the region with significant revenue contribution from the Financial Services, Industrial and Consumer industry groups.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $80.8 million, or 34.4%, to $315.7 million for the nine months ended September 30, 2007 from $234.8 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase of $48.2 million of fixed salaries and employee benefits expense as a result of an approximate 15% increase in consultant headcount over September 30, 2006. In addition, fixed stock-based compensation expense increased $5.1 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due in part to an additional expense of approximately $1.2 million recorded in the second quarter of 2007 associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007. Higher amortization expense related to an increase in the number of outstanding restricted stock units granted to retain our largest revenue producers also contributed to the increase.

Performance-related compensation expense increased $32.6 million in the first nine months of 2007 compared to the first nine months of 2006 as a result of higher net revenue levels and the increase in the number of consultants added during the last year. Excluding a negative impact of $8.9 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased approximately 31% compared to the same period in 2006.

As a percentage of net revenue, salaries and employee benefits expense was 67.7% in the first nine months of 2007, compared to 67.8% in the first nine months of 2006.

General and administrative expenses. Consolidated general and administrative expenses increased $19.6 million, or 28.2%, to $89.1 million for the nine months ended September 30, 2007 from $69.5 million for the nine months ended September 30, 2006. Of this increase, $3.7 million is associated with our acquisition of Highland Partners, including the amortization of intangible assets and costs related to the transitional services agreement. Fees for professional services increased $8.5 million of which $2.1 million relates to certain consulting assignments in Europe which required third party expertise and $1.0 million of legal costs incurred for litigation related to our hiring of some key consultants in the Asia Pacific region. In the Americas, one of the remaining two principal consultants from our 2000 acquisition of the executive search company, Lynch Miller Moore O’Hara, Inc., retired from the Company triggering the review of the remaining client relationship intangible asset and resulted in $1.0 million of expense in the third quarter of 2007.

The remaining increase of $6.4 million is related to operating expenses associated with higher net revenue levels and higher discretionary spending. There was $2.5 million of expense related to the worldwide consultants’ meeting incurred in the second quarter of 2007. Premise-related costs increased by $3.1 million compared to the first nine months of 2006 due to new offices and new lease agreements for existing offices. Other operating and infrastructure expenses increased $0.8 million compared to the nine months ended September 30, 2006. Excluding a negative impact of $3.5 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 23% compared to the same period in 2006.

As a percentage of net revenue, general and administrative expenses were 19.1% in the first nine months of 2007, compared to 20.1% in the first nine months of 2006. This improvement reflects leverage inherent at higher revenue levels and efforts undertaken to reduce operating expenses in 2007, and a continued focus on cost control.

Restructuring Charges. In the first nine months of 2007, there were no restructuring charges taken. In the first nine months of 2006, we revised estimates of previously announced restructuring initiatives and recorded a charge of $0.4 million.

We expect that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2007 will be approximately $3.0 million. The remaining accrued restructuring charges of $7.4 million, principally for contractual lease obligations net of sublease income, are expected to be paid over the remaining lease terms of vacated properties, which extend through 2013.

Operating income. Our consolidated operating income was $61.3 million for the nine months ended September 30, 2007 compared to operating income of $41.5 million for the nine months ended September 30, 2006.

The increase in operating income of $19.8 million was primarily due to an increase in net revenue of $119.8 million, offset by an increase in salaries and employee benefits expense of $80.8 million and an increase in general and administrative expenses of $19.6 million. The first nine months of 2006 also includes $0.4 million of restructuring charges while no such charges were recorded in the first nine months of 2007.

In the Americas, operating income for the nine months ended September 30, 2007 increased $12.5 million to $53.3 million from $40.8 million for the nine months ended September 30, 2006. The increase is the result of the increase in net revenue of $61.8 million, offset by increases in salaries and employee benefits expense of $43.0 million and general and administrative expenses of $6.3 million. The increase in salaries and employee benefits expense is primarily a result of a 10.9% increase in headcount over the prior year. The increase in general and administrative expenses is due in part to the impairment of intangible assets related to the acquisition of the executive search firm, Lynch Miller Moore O’Hara, Inc., of $1.0 million in the third quarter of 2007.

In Europe, operating income for the nine months ended September 30, 2007 increased $9.4 million to $22.0 million from $12.6 million for the nine months ended September 30, 2006. The increase is the result of the increase in net revenue of $35.3 million, offset by increases in salary and employee benefits expense of $21.3 million and general and administrative expenses of $4.6 million. The increase in salaries and employee benefits expense is primarily a result of a 12.2% increase in headcount over the prior year. The increase in general and administrative expenses is primarily due to additional professional services fees of $2.9 million of which $2.1 million relates to certain consulting assignments which required third party expertise.

In Asia Pacific, operating income for the nine months ended September 30, 2007 was $14.5 million, an increase of $4.6 million, compared to operating income of $9.9 million for the nine months ended September 30, 2006. The increase is the result of the increase in net revenue of $22.6 million, offset by increases of $14.6 million in salaries and employee benefits expense and $3.4 million of general and administrative expenses. The increase in general and administrative expenses is primarily due to legal costs in the 2007 third quarter of $1.0 million incurred for litigation related to our hiring of some key consultants in the region.

Corporate expenses for the nine months ended September 30, 2007 were $28.5 million compared to $21.4 million for the nine months ended September 30, 2006. The increase of $7.1 million is due to increases of $1.9 million in salaries and employee benefits expense and $5.2 million in general and administrative expenses. The increase in salaries and employee benefits expense is primarily due to a charge of approximately $1.2 million associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007, and $0.9 million associated with our acquisition of Highland Partners, including costs related to the transitional service agreement, offset by a decrease in other salary related expenses of $0.2 million. The increase in general and administrative expenses is primarily due to increases of $2.5 million related to the worldwide consultants’ meeting held in the second quarter of 2007, $3.5 million in fees for professional services and $0.2 million in premise-related costs, offset by reductions in other operating expenses of approximately $1 million.

Net non-operating income. Net non-operating income was $5.2 million for the nine months ended September 30, 2007, compared to $4.5 million for the nine months ended September 30, 2006.

Net interest income in the first nine months of 2007 was $5.5 million, compared to $4.6 million for the nine months ended September 30, 2006. Net interest income is higher than the prior year due to higher interest rates and higher cash and short-term investment balances.

During the nine months ended September 30, 2007, we recognized $0.1 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the nine months ended September 30, 2006, we recognized $0.6 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Net other non-operating expense was $0.2 million for the nine months ended September 30, 2007, compared to net other non-operating expense of $0.5 million for the nine months ended September 30, 2006. During the third quarter of 2007, we became aware of certain revaluation amounts included in various balance sheet accounts, primarily in the Asia Pacific region, that were not properly stated in prior years. As a result of adjusting these revaluation amounts, we recorded an exchange loss of $0.8 million in the third quarter of 2007. Other non-operating expense consists primarily of foreign currency transaction gains and losses, including those related to intercompany balances not considered permanent in nature, which are denominated in currencies other than the functional currency.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

For the first nine months of 2007, we reported income before taxes of $66.5 million and recorded an income tax provision of $19.2 million. Our effective tax rate for the nine months ended September 30, 2007 was 28.9%. This rate was lower than the estimated annual effective tax rate before discrete items of 39.0% primarily due to our release of a valuation allowance related to certain of our foreign tax credits in the second quarter of 2007.

For the first nine months of 2006, we reported income before taxes of $46.0 million and recorded an income tax provision of $18.6 million. An annual effective tax rate of 37.3% was used to record the income tax provision for the first nine months of 2006. The income tax provision included $1.4 million of expense related to certain non-cash tax adjustments recorded in the first nine months of 2006 that were not considered in the annual effective tax rate. Such items included transitioning from deducting foreign income taxes to claiming them as credits and adjustments to tax accruals.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances and short-term investments together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges, dividends, and stock repurchase program. Our ability to undertake acquisitions may depend, in part, on access to additional funds.

Prior to 2006, we paid a portion of our bonuses in December and the remainder in March. For the 2006 bonus year and going forward, we paid and expect to continue to pay the majority of bonuses in the first quarter following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

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

There were no borrowings outstanding under the lines of credit existing at either September 30, 2007 or December 31, 2006, nor were there any borrowings during the quarter ended September 30, 2007 or September 30, 2006, respectively, under the then existing lines of credit.

Cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $218.2 million and $197.4 million at September 30, 2007 and 2006, respectively. The amount of cash and cash equivalents and short-term investments at December 31, 2006 was $220.8 million.

Cash flows from operating activities. For the nine months ended September 30, 2007, cash provided by operating activities was $24.4 million, principally reflecting our net income, offset by the payment of cash bonuses of approximately $98 million in March 2007, and an increase in trade receivables related to higher year-to-date revenues.

In September of 2007, our Board of Directors approved the initiation of a quarterly cash dividend payment in the amount of $0.13 per share. On an annual basis, the cash dividend is expected to be $0.52 per share. The first quarterly dividend payment will be made on November 16, 2007 to shareholders of record as of November 2, 2007. We have reported the cash dividend payable of $2.3 million as an other accrued liability on the Consolidated Balance Sheet as of September 30, 2007.

For the nine months ended September 30, 2006, cash provided by operating activities was $39.4 million, primarily reflecting our net income plus an increase in bonus related accruals and other non-cash charges, offset by cash outlays for previously accrued restructuring charges and an increase in trade receivables related to higher third quarter revenues and typical seasonal collection trends.

Cash flows from investing activities. Cash used in investing activities was $4.2 million for the nine months ended September 30, 2007 primarily as a result of capital expenditures of $6.1 million, $1.3 million paid in connection with the acquisition of RentonJames and an increase in restricted cash of $1.2 million offset by the net proceeds from sales and purchases of short-term investments of $4.1 million.

Cash used in investing activities was $63.2 million for the nine months ended September 30, 2006 primarily as a result of the net purchases of short-term investments of $60.0 million and capital expenditures of $3.6 million.

Cash flows from financing activities. Cash used in financing activities for the nine months ended September 30, 2007 was $27.0 million primarily as a result of the repurchase of $54.4 million of our common stock offset by $19.2 million of proceeds from stock options exercised during the period and $8.2 million of tax benefits associated with the exercise or vesting of equity awards.

Cash used in financing activities for the nine months ended September 30, 2006 was $42.9 million as a result of the repurchase of $49.5 million of our common stock offset by $4.0 million of proceeds from stock options exercised during the period. Cash flows for the nine months ended September 30, 2006 also include $2.3 million of tax benefits associated with the exercise or vesting of equity awards.

On September 16, 2005, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,476,809 shares of our common stock for $50 million under the September 2005 authorization, which was completed during the second quarter of 2006.

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,132,073 shares of our common stock for $50 million under the May 2006 authorization, which was completed during the third quarter of 2007.

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend, from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. A portion of the repurchased shares is intended to offset dilution associated with the Company’s employee equity programs. Through September 30, 2007, we have purchased 423,170 shares of our common stock for $17.1 million under the May 2007 authorization.

Contractual Obligations. During the third quarter of 2007, we entered into a new lease agreement related to one of our major offices in North America, which extended the lease term from the year 2020 to 2024 and resulted in a net increase to our contractual obligations related to office space by approximately $73 million. The table presented in our Annual Report on Form 10-K for the year ended December 31, 2006 excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $6.9 million as of January 1, 2007 and $6.4 million as of September 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value using a Black-Scholes model in the Consolidated Balance Sheets with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses). Upon a value event such as an initial public offering or an acquisition, the warrants are monetized, resulting in a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

During the nine months ended September 30, 2007, we recognized $0.1 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio. During the nine months ended September 30, 2006, we recognized $0.6 million of realized gains and $0.2 million of unrealized losses, net of the consultants’ share of the gains (losses) and other costs, related to our equity and warrant portfolio.

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currencies of our subsidiaries have been designated as the functional currencies, we are affected by the translation of these subsidiaries financial statements into U.S. dollars. Outside the Americas, Europe is our largest region in terms of net revenue. For the nine months ended September 30, 2007, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.2 million. For financial information by geographic segment, see Note 11, Segment Information, in the Notes to Consolidated Financial Statements.

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

In September 2007, Whitney Group and Whitney Group Asia filed suit against us in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation and subsequent hiring by us, of certain Whitney Group employees based in Hong Kong. The suit seeks $5 million in actual and $10 million in punitive damages based on, among others, claims for misappropriation of trade secrets and confidential information, tortious interference with business relations and unfair competition. While there can be no assurance as to the outcome, we believe that the claims are without merit and is defending the lawsuit vigorously. We believe the ultimate resolution of the claims and litigation will not have a material adverse effect on our financial condition.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit that is ongoing for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.1 million). No penalty has been included in this assessment. This final assessment has been appealed by us and the enforcement of the assessment has been suspended until a final determination of the appeal. We have provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 4, Restricted Cash and Note 12, Guarantees in the Notes to Consolidated Financial Statements. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended September 30, 2007. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs

July 1, 2007 – July 31, 2007	-	$-	-	$62,704,949
August 1, 2007 – August 31, 2007	359,557	48.02	359,557	45,437,793
September 1, 2007 – September 30, 2007	326,000	38.51	326,000	32,884,332

On May 24, 2006, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price of up to $50 million. We purchased 1,132,073 shares of our common stock for $50 million under the May 2006 authorization, which was completed during the third quarter of 2007.

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. As of September 30, 2007, $32.9 million remains authorized under the current program.

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

Date: November 5, 2007

Heidrick & Struggles International, Inc.
(Registrant)

By: /s/Eileen A. Kamerick

Eileen A. Kamerick
Executive Vice President, Chief Financial Officer and Chief Administrative Officer