Form 10-K
period 2007-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2008-02-28
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(312) 496-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.01 par value	The Nasdaq Global Stock Market

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

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2007 was approximately $922,072,818 based upon the closing market price of $51.24 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of February 20, 2008, there were 17,277,025 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2008, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

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

Heidrick & Struggles has been in the executive search business for more than 50 years. We provide our services to a broad range of clients through the expertise of more than 386 consultants located in major cities around the world. For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. We provide our executive search services on a retained basis, recruiting senior executives whose first year base salary and bonus average approximately $345,000 in 2007 on a worldwide basis. Our clients include the following:

•	Fortune 1000 companies

•	Major non-U.S. companies

•	Middle market and emerging growth companies

•	Governmental, higher education and not-for-profit organizations

•	Other leading private and public entities

The executive search industry is highly fragmented, consisting of several thousand executive search firms worldwide. The Association of Executive Search Consultants (AESC) estimated that the market for retained executive search was $9.8 billion in 2007, and based on trade publication reports, we estimate that five executive search firms/alliances each generated more than $400 million in worldwide revenue during 2007. Executive search firms are generally separated into two broad categories: retained and contingency. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates. Retained executive search firms generally are compensated for their services regardless of whether the client employs a candidate identified by the search firm and are generally retained on an exclusive basis. In contrast, contingency search firms are compensated only upon successfully placing a recommended candidate. Retained executive search firms normally charge a fee for their services equal to approximately one-third of the first year’s total compensation for the position being filled.

We are a retained executive search firm. Our search process typically consists of the following steps:

•

Analyze the client’s business needs in order to understand its organizational structure, relationships, and culture; determine the required set of skills for the position; define the required experience; and identify the other characteristics desired of the successful candidate

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

Geographic Structure.    We provide senior-level executive search and leadership consulting services to our clients worldwide through a network of more than 60 offices in 33 countries. Major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

Our worldwide network also includes affiliate relationships in three countries. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees were $0.8 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.

Industry Practices.    We report and operate our executive search business in seven broad industry groups: Financial Services, Consumer, Industrial, Technology, Health Care/Life Sciences, Professional Services and Higher Education/Nonprofit/Other. These industry categories and their relative sizes, as measured by net revenue for 2007 are as follows:

Industry Categories	Percentage of Net Revenue
Financial Services	33%
Industrial	21%
Consumer	18%
Technology	10%
Health Care/Life Sciences	9%
Professional Services	7%
Higher Education/Nonprofit/Other	2%

100%

Within each broad industry group are a number of industry subsectors. Consultants often specialize in one or more subsectors to provide clients with market intelligence and candidate knowledge specific to their industry. For example, within the Financial Services sector our business is quite diversified among a number of industry subsectors including Asset & Wealth Management, Consumer Financial Services, Investment Banking and Capital Markets, Insurance, Private Equity/Venture Capital, and Real Estate.

In an effort to more effectively service our global accounts, we undertook an initiative in July 2007 to change our go-to-market strategy and provide our clients with a more unified executive search team. We shifted our client approach from teams working with a geographic orientation to worldwide industry practice-based teams. This change in focus allows us to better leverage our global diversity and market intelligence to improve client service. Each client is served by one global account team instead of a different account team in each region. We believe that this client service approach is a key differentiator from our competition.

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

Our Global Functional Practices include CEO & Board of Directors; Chief Information Officers; Chief Sales Officers; Chief Marketing Officer; Financial Officer; Chief Human Resources Officers; Legal, Risk & Compliance; Real Estate; Research & Development; and Supply Chain & Transportation.

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

Information by Geographic Segment

Americas.    As of December 31, 2007, we had 204 executive search consultants operating in our Americas segment, which includes the United States, Canada, Mexico and Latin America, principally Argentina, Brazil and Chile. Our Americas segment generated approximately 53.8% of our worldwide net revenue in 2007. The largest offices in this segment in terms of net revenue are located in New York, Chicago and Los Angeles.

Europe.    As of December 31, 2007, we had 121 executive search consultants operating in our European segment which includes the Middle East and Africa. Our European segment generated approximately 33.5% of our worldwide net revenue in 2007. The United Kingdom, Germany and France produced the highest levels of net revenue in this segment.

Asia Pacific.    As of December 31, 2007, we had 61 executive search consultants operating in the Asia Pacific segment. This segment generated approximately 12.7% of our worldwide net revenue in 2007. China (including Hong Kong), Australia and Japan produced the highest levels of net revenue in this segment.

For financial information relating to each geographic segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Seasonality

There is no discernible seasonality in our business and revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. Although as a percentage of total annual net revenue, the first quarter is typically the lowest. On average, the variance between the highest and lowest amount of quarterly net revenue, as expressed as a percentage of annual net revenue, is approximately two percentage points.

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

Either by agreement with clients or for client relationship purposes, executive search firms generally refrain from recruiting some employees of a client, and possibly other entities affiliated with that client, for a specified period of time but typically not more than one year from the commencement of a search. We seek to mitigate any adverse effects of these off-limits arrangements by strengthening our long-term relationships, allowing us to communicate our belief to prospective clients that we can conduct searches without these off-limits arrangements impeding the quality of our work.

No single client accounted for more than 3% of our net revenue in 2007, 2006 or 2005. Our top ten clients in 2007 in aggregate accounted for less than 9% of total net revenue.

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

Professional Staff and Employees

Our executive search professionals are generally categorized either as consultants or associates. Associates assist consultants by conducting research, making initial contact with candidates in some instances and performing other search-related functions. As of December 31, 2007, we had 1,647 full-time equivalent employees, of whom 386 were executive search consultants, 465 were associates and 796 were other search, support and corporate staff.

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

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn/Ferry International, Russell Reynolds Associates, Inc. and Spencer Stuart & Associates. To a lesser extent, we also face competition from smaller boutique or specialty firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in the marketplace for effective consultants. The AESC estimated the market size for the executive recruiting industry was $9.8 billion worldwide in 2007. We believe that the combined revenues of our Company and our top four competitors represent approximately 29% of this market.

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

Competition in our leadership consulting services is highly fragmented, with no universally recognized market leaders.

EXECUTIVE OFFICERS

Our executive officers as of February 28, 2008 are as follows:

Name	Age	Position With Company
L. Kevin Kelly	42	Chief Executive Officer; Director

K. Steven Blake	43	Executive Vice President, General Counsel and Secretary

Charles G. Davis	50	Regional Managing Partner, Asia Pacific

Valerie E. Germain	44	Managing Partner, Strategic Partnerships

Sanjay Gupta	44	Senior Vice President and Chief Information Officer

Eileen A. Kamerick	49	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

David C. Peters	55	Regional Managing Partner, Europe/Middle East/Africa

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of February 28, 2008:

L. Kevin Kelly was elected as our Chief Executive Officer and a Director in September 2006. Previously, Mr. Kelly was President, Europe/Middle East/Africa and Asia Pacific from March 2005 to September 2006, Regional Managing Partner, Asia Pacific from September 2002 to March 2005, and Office Managing Partner, Tokyo from February 2002 to September 2002. He joined us in 1997.

K. Steven Blake has been our General Counsel and Secretary since joining us in July 2005 and was named Executive Vice President in January 2007. Previously, Mr. Blake was General Counsel of Aquion Partners, LP from 2001 to 2005. From 1998 to 2001, Mr. Blake was Associate General Counsel for General Electric Capital Corporation.

Charles G. Davis has been our Regional Managing Partner, Asia Pacific since September 2006, Office Managing Partner, Sydney since January 2006, and Managing Partner of our Chief Information Officer Practice in Asia Pacific since October 2002. Previously, Mr. Davis was Managing Partner of our Technology and Business & Professional Services Practices in Asia Pacific from April 1999 to December 2005. He joined us in 1998.

Valerie E. Germain has been our Managing Partner, Strategic Partnerships since July 2007 and has been a Partner in our Financial Services Practice since joining us in September 2003. From 1991 to 2003, Ms. Germain was a Managing Director at Jay Gaines & Company.

Sanjay Gupta has been our Senior Vice President and Chief Information Officer since joining us in April 2007. From 1999 to 2007, Mr. Gupta was Managing Partner and Vice President at Gartner Inc.

Eileen A. Kamerick has been our Chief Financial Officer since joining us in June 2004. Ms. Kamerick was named Chief Administrative Officer in December 2006 and Executive Vice President in January 2007. Previously, she was Chief Financial Officer and Executive Vice President of Bcom3 Group, Inc. from 2001 to 2003.

David C. Peters has been our Regional Managing Partner, Europe/Middle East/Africa since September 2006. Previously, Mr. Peters was Office Managing Partner, London from October 2003 to November 2006, Area Managing Partner, Europe/Middle East/Africa from July 2004 to March 2005, and Head of our Interim Practice from November 2002 to June 2005. He joined us in 2000.

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

Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases, one or two consultants have primary responsibility for a client relationship. When a consultant leaves one executive search firm and joins another, clients who have established relationships with the departing consultant may move their business to the consultant’s new employer. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Historically, we have not experienced significant revenue loss from this potential client portability. If we fail to limit departing consultants from moving business to another employer, our business, financial condition and results of operations may be adversely affected.

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

We face aggressive competition.

The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms and with smaller specialty firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Finally, competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of net revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

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

We generate substantial revenue outside the United States. We offer our services through offices in 30 countries around the world. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

We may not be able to align our cost structure with net revenue.

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure and headcount with net revenue could adversely affect our business, financial condition, and results of operations.

Our net revenue may be affected by adverse economic conditions.

Although our net revenue increased in 2007, there can be no assurances that economic conditions will continue to improve or even remain stable. If economic conditions weaken, our business, financial condition and results of operations could suffer.

We may not be able to generate sufficient profits to realize the benefit of our net deferred tax assets.

We establish valuation allowances against deferred tax assets when there is insufficient evidence that we will be able to realize the benefit of these deferred tax assets. We reassess the realizability of the deferred tax assets as facts and circumstances dictate. If after future assessments of the realizability of the deferred tax assets, we determine that a lessor or greater allowance is required, we record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination.

Our inability to successfully integrate consultants hired through acquisitions may have an adverse effect on our business.

We acquired Highland Partners in the fourth quarter of 2006 and RentonJames in the first quarter of 2007. We intend to continue to grow through selective acquisitions, however, we may not be able to identify appropriate acquisition candidates, consummate acquisitions on satisfactory terms or integrate the acquired businesses effectively and profitably into our existing operations. Our future success will depend in part on our ability to complete the integration of acquisitions successfully into our operations. Failure to successfully integrate new employees and complementary businesses may adversely affect our profitability by creating operating inefficiencies that could increase operating expenses as a percentage of net revenues and reduce operating income. Further, after any acquisition, the acquired businesses’ clients may choose not to move their business to us causing an adverse affect on our business, financial condition and results of operations.

We may experience impairment of our goodwill and other intangible assets.

Periodically, we perform assessments of the carrying value of our goodwill and other intangible assets. If future events, including our financial performance and economic conditions, cause us to conclude that the value of these assets has become impaired, we would need to record impairment charges. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

We have antitakeover provisions that make an acquisition of us difficult and expensive.

Antitakeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it difficult and expensive for someone to acquire us in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

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

Our corporate headquarters is located in Chicago, Illinois. We have offices in major metropolitan areas in 30 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was approximately 822 thousand as of December 31, 2007. These office leases call for future minimum lease payments of approximately $204 million and have terms that expire between 2008 and 2024, exclusive of renewal options that we can exercise. Approximately 150 thousand square feet of office space has been sublet to third parties.

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

In September 2007, Whitney Group and Whitney Group Asia (collectively “Whitney Group”) filed suit against us in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation, and subsequent hiring by us, of certain Whitney Group employees based in Hong Kong. On December 19, 2007, the parties to the suit agreed to a settlement in principle and release of all claims, both asserted and unasserted.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 to 2004, including an examination of our arrangement with professional services companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.2 million at December 31, 2007). No penalty has been included in this assessment. This final assessment has been appealed by us and the enforcement of the assessment has been suspended until a final determination of the appeal. We have provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 4, Restricted Cash and Note 19, Guarantees, in the Notes to Consolidated Financial Statements. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq Global Stock Market under the symbol “HSII.” The following table sets forth the high and low stock price per share of the common stock for the periods indicated, as reported on the Nasdaq Global Stock Market.

Year Ended December 31, 2007	High	Low
First Quarter	$49.62	$41.20
Second Quarter	51.59	45.86
Third Quarter	55.22	34.92
Fourth Quarter	45.57	30.96

Year Ended December 31, 2006
First Quarter	$37.12	$30.88
Second Quarter	37.50	29.87
Third Quarter	37.86	30.10
Fourth Quarter	43.49	35.48

As of February 20, 2008, the last reported price on the Nasdaq Global Stock Market for our common stock was $30.16 per share and there were approximately 129 stockholders of record of the common stock.

Dividends

In September of 2007, our Board of Directors approved the initiation of a quarterly cash dividend payment in the amount of $0.13 per share. On an annual basis, the cash dividend is expected to be $0.52 per share. The first quarterly dividend payment was made on November 16, 2007, to shareholders of record as of November 2, 2007, for a total of $2.3 million. In connection with the initiation of a dividend, the Board of Directors also approved the payment of a dividend equivalent on outstanding restricted stock units. The amounts related to the quarterly dividend equivalent for restricted stock units will be accrued over the vesting period and paid upon vesting.

Our second quarterly cash dividend payment in the amount of $0.13 per share was paid on February 15, 2008 to shareholders of record as of February 1, 2008. The dividend payable and related dividend equivalents on outstanding restricted stock units are accrued in the Consolidated Balance Sheet as of December 31, 2007.

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended December 31, 2007. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Oct. 1, 2007 – Oct. 31, 2007	—	$—	—	$32,884,323
Nov. 1, 2007 – Nov. 30, 2007	115,461	35.62	115,461	28,772,071
Dec. 1, 2007 – Dec. 31, 2007	270,300	35.21	270,300	19,254,908

Total	385,761		385,761

On May 24, 2006, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock under an open market share repurchase authorization with an aggregate purchase price up to $50 million. The Company purchased 1,132,073 shares of our common stock for $50 million under the May 2006 authorization, which was completed during the third quarter of 2007.

On May 24, 2007, the Company’s Board of Directors authorized management to repurchase shares of the Company’s common stock with an aggregate purchase price up to $50 million. The Company intends from time to time as business conditions warrant, to purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. A portion of the repurchased shares is intended to offset dilution associated with the Company’s employee equity programs. Through December 31, 2007, the Company has purchased 808,931 shares of its common stock for $30.7 million under the May 2007 authorization. As of December 31, 2007, $19.3 million of the $50 million stock repurchase authorization remained.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are derived from the audited historical consolidated financial statements which are included elsewhere in this Form 10-K. The data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are derived from audited historical consolidated financial statements that are not included in this report. The data set forth are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005		2004		2003
	(in thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$619,654	$478,523	$412,297		$375,432		$317,934
Reimbursements	28,612	23,471	20,553		22,744		22,683

Total revenue	648,266	501,994	432,850		398,176		340,617
Operating expenses:
Salaries and employee benefits	418,952	328,714	273,949		251,186		223,537
General and administrative expenses	121,198	99,352	94,369		96,533		87,250
Reimbursed expenses	28,612	23,471	20,553		21,247		22,683
Restructuring charges (1)	—	408	22,493		550		29,443

Total operating expenses	568,762	451,945	411,364		369,516		362,913

Operating income (loss)	79,504	50,049	21,486		28,660		(22,296)
Non-operating income (expense):
Interest income	8,099	6,318	5,951		2,588		1,687
Interest expense	(64)	(61)	(379)		(197)		(166)
Net realized and unrealized gains (losses) on equity and warrant portfolio	(116)	510	(19)		57,072	(2)	673
Other, net	(288)	(1,550)	1,443		(1,024)		(1,722)

Net non-operating income	7,631	5,217	6,996		58,439		472

Income (loss) before income taxes	87,135	55,266	28,482		87,099		(21,824)
Provision for (benefit from) income taxes	30,672	21,023	(10,736	)(3)	4,791	(3)	58,844 (3)

Net income (loss)	$56,463	$34,243	$39,218		$82,308		$(80,668)

Basic earnings (loss) per common share	$3.16	$1.91	$2.08		$4.35		$(4.43)
Basic weighted average common shares outstanding	17,854	17,925	18,898		18,941		18,217
Diluted earnings (loss) per common share	$2.97	$1.81	$1.98		$4.11		$(4.43)
Diluted weighted average common shares outstanding	18,984	18,916	19,761		20,012		18,217
Dividends per common share	$0.26	$—	$—		$—		$—

Balance Sheet Data (at end of period):
Working capital	$148,999	$135,880	$159,964		$150,198		$65,211
Total assets (4)	616,884	513,309	406,409		415,656		301,876
Long-term debt, less current maturities	—	—	—		—		26
Stockholders’ equity	309,800	263,705	237,485		216,126		126,209

Other Operating Data:
Average number of consultants during the period	401	348	307		299		328

Notes to Selected Financial Data:

(1)	See Note 16, Restructuring Charges, in the Notes to Consolidated Financial Statements.

(2)	In 2004, we recognized a realized gain of $57.0 million related to the equity and warrant portfolio, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google Inc.

(3)	The 2003 income tax provision includes a non-cash income tax expense of $57.9 million, recorded in the fourth quarter of 2003, to provide a full valuation allowance against the net deferred tax assets for the U.S. income tax paying entity. In 2004 and again in 2005, we determined that a lesser valuation allowance was required relating to certain deferred tax assets in the U.S. and recorded reductions to the valuation allowance of $28.5 million and $24.6 million, respectively. See Note 17, Income Taxes, in the Notes to Consolidated Financial Statements.

(4)	In 2007, the Company determined that the UK Employee Benefit Trust should not be consolidated and as a result has reduced total assets and liabilities by $6.5 million, $4.5 million, $5.6 million, and $2.6 million in 2006, 2005, 2004 and 2003, respectively. See Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax loss carryforwards; the timing of a partial release or full reversal of deferred tax asset valuation allowance; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of this Form 10-K. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of more than 386 consultants located in 30 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

In the second quarter of 2005, we adopted a new compensation policy for consultants and management. Under this policy, a portion of consultant and management bonuses are paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The amount paid in the form of restricted stock units varies between 10% and 20% (plus a premium of 10% on the shares received) depending on the employee’s level or position. The restricted stock units are issued in the quarter following the year in which the performance portion of the awards is earned. Compensation expense related to awards requiring satisfaction of both service and performance conditions is recognized using a graded vesting attribution method over the requisite service period which for 2007, began January 1, 2007 and continues through the final vesting date, which is generally three years from the date of grant. This change in policy was made to better align consultants’ and management’s interests with those of the shareholders. In addition, the change will result in increased share ownership for consultants and management.

2007 Overview

Consolidated net revenue increased 29.5%, or $141.1 million in 2007, compared to 2006. The first nine months of 2007 includes net revenue of approximately $46 million associated with former Highland Partners’ consultants, which were acquired on October 2, 2006. Double-digit percentage revenue increases were reported in 2007 in the Americas, Europe and Asia Pacific. The Financial Services, Industrial, and Health Care/Life Sciences industry groups were the largest contributors to year-over-year revenue growth. Consultant productivity measured by average revenue per executive search consultant increased to $1.5 million for the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006. The average fee per executive search was $114,900 for the year ended December 31, 2007 compared to $101,100 for the year ended December 31, 2006.

Operating income as a percentage of net revenue increased to 12.8% in 2007 from 10.5% in 2006 primarily as a result of an increase in net revenue in 2007 of 29.5%. Salaries and employee benefits expense as a percentage of net revenue decreased from 68.7% in 2006 to 67.6% in 2007, and general and administrative expenses as a percentage of net revenue decreased from 20.8% in 2006 to 19.6% in 2007.

We ended the year with a strong cash and short-term investment balance of $282.9 million, an increase of $62.1 million, compared to $220.8 million at December 31, 2006. The increase in year-over-year ending cash and short-term investment balances primarily reflects the decision in early 2006 to consolidate the two bonus payments made to consultants into one payment to be paid in the first quarter following the year in which the bonus is earned, along with increased cash flows from operations. In early 2008, we expect to pay approximately $150 million related to the 2007 bonus accruals.

In September of 2007, our Board of Directors approved the initiation of a quarterly cash dividend payment in the amount of $0.13 per share. On an annual basis, the cash dividend is expected to be $0.52 per share. The first quarterly dividend payment was made on November 16, 2007 to shareholders of record as of November 2, 2007 for a total of $2.3 million. The second quarterly dividend was paid on February 15, 2008 to shareholders of record at the close of business on February 1, 2008.

2008 Outlook

In 2008, we expect net revenue of between $650 and $670 million, representing growth of between 5% and 8% over 2007 net revenue. We are targeting a 2008 full-year operating margin of approximately 13%. Net income and earnings per share in 2008 are expected to reflect a full-year effective tax rate of between 38 percent and 42 percent. Quarterly and full-year tax rate estimates can be impacted by country-level results and can also vary significantly by reporting period as a result of discrete items that require immediate recognition in a particular quarter. In 2008, we intend to incorporate additional branches which will have a discrete impact in the quarter in which they are incorporated, but will lower the effective tax rate in the future.

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

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	$619,654	$478,523	$412,297
Reimbursements	28,612	23,471	20,553

Total revenue	648,266	501,994	432,850
Operating expenses:
Salaries and employee benefits	418,952	328,714	273,949
General and administrative expenses	121,198	99,352	94,369
Reimbursed expenses	28,612	23,471	20,553
Restructuring charges	—	408	22,493

Total operating expenses	568,762	451,945	411,364

Operating income	79,504	50,049	21,486
Net non-operating income	7,631	5,217	6,996

Income before income taxes	87,135	55,266	28,482
Provision for (benefit from) income taxes	30,672	21,023	(10,736)

Net income	$56,463	$34,243	$39,218

The following table summarizes, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2007	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	4.6	4.9	5.0

Total revenue	104.6	104.9	105.0
Operating expenses:
Salaries and employee benefits	67.6	68.7	66.4
General and administrative expenses	19.6	20.8	22.9
Reimbursed expenses	4.6	4.9	5.0
Restructuring charges	0.0	0.1	5.5

Total operating expenses	91.8	94.4	99.8

Operating income	12.8	10.5	5.2
Net non-operating income	1.2	1.1	1.7

Income before income taxes	14.1	11.5	6.9
Provision for (benefit from) income taxes	4.9	4.4	(2.6)

Net income	9.1%	7.2%	9.5%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue:
Americas	$333,561	$265,421	$238,582
Europe	207,504	163,605	134,259
Asia Pacific	78,589	49,497	39,456

Revenue before reimbursements (net revenue)	619,654	478,523	412,297
Reimbursements	28,612	23,471	20,553

Total	$648,266	$501,994	$432,850

Operating income:
Americas	$67,480	$53,929	$50,356
Europe	31,865	14,883	7,651
Asia Pacific	15,946	13,278	10,401

Total regions	115,291	82,090	68,408
Corporate	(35,787)	(31,633)	(24,429)

Operating income before restructuring charges	79,504	50,457	43,979
Restructuring charges	—	(408)	(22,493)

Total	$79,504	$50,049	$21,486

2007 Compared to 2006

Total revenue.    Consolidated total revenue increased $146.3 million, or 29.1%, to $648.3 million in 2007 from $502.0 million in 2006. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $141.1 million, or 29.5%, to $619.7 million in 2007 from $478.5 million in 2006. Net revenue increased across all regions in 2007. Strong results from the Financial Services, Industrial and Health Care/Life Sciences industry groups contributed to the year over year revenue growth in 2007 as compared to 2006. In 2007, the number of confirmed executive searches increased 15% to 5,102 from 4,447 in 2006. We believe this increase reflects our success in winning business and the successful integration of former Highland Partners consultants. The positive impact of exchange rate fluctuations resulted in an increase in revenue in 2007 of approximately 5 percentage points year over year.

Net revenue in the Americas was $333.6 million in 2007, an increase of $68.1 million, or 25.7%, from $265.4 million in 2006. The Health Care/Life Sciences, Professional Services and Industrial industry groups realized the largest year-over-year revenue growth in 2007. The positive impact of exchange rate fluctuations in Canada and Latin America contributed to less than one percentage point of revenue growth in 2007. Net revenue in Europe was $207.5 million in 2007, an increase of $43.9 million, or 26.8%, from $163.6 million in 2006. The year-over-year revenue growth in 2007 was driven by especially strong results in the Industrial, Financial Services and Consumer industry groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 10 percentage points in 2007. In Asia Pacific, net revenue was $78.6 million in 2007, an increase of $29.1 million, or 58.8%, from $49.5 million in 2006. The positive impact of exchange rate fluctuations resulted in an increase in revenue of approximately 8 percentage points year over year. Business was strong across the region with significant revenue contribution from the Financial Services, Industrial and Consumer industry groups.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $90.2 million, or 27.5%, to $419.0 million in 2007 from $328.7 million in 2006. Fixed salaries and employee benefits expense increased $44.5 million and performance-related compensation expense increased $45.7 million. Fixed salaries and employee benefits expense includes stock-based compensation expense earned under prior year equity awards requiring satisfaction of both service and performance conditions.

During the third quarter of 2006, we revised our policy relating to the vesting of certain restricted stock units upon the eligible retirement of employees that hold such awards. This policy revision constituted a modification of those equity awards. According to the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), we are required to recognize the original grant date fair value compensation cost over an accelerated service period (through the earliest date each equity award holder is eligible to retire) for those awards affected by the modification. During 2006, we recorded an additional $2.7 million of non-cash compensation expense related to the accelerated vesting of these restricted stock unit awards.

Fixed salaries and employee benefits expense increased $44.5 million or 19.9% in 2007 compared to 2006. Fixed cash-based compensation expense increased $41.9 million in 2007 compared to 2006 primarily due to a 15.2% increase in average consultant headcount and higher year over year base salaries for existing consultants. In addition, 2007 includes an additional $1.9 million of amortization expense related to Highland Partner retention awards, offset by $4.4 million of additional severance related costs in 2006 associated with a realignment of management responsibilities for the new CEO’s senior team and a realignment of management in Germany. Fixed stock-based compensation expense increased $2.6 million in 2007 compared to 2006 due in part to approximately $1.2 million of additional expense recorded in the second quarter of 2007 associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007. Fixed stock-based compensation expense also increased due to a higher number of restricted stock units granted to retain our largest revenue producers partially offset by increased forfeitures during 2007. Stock option expense decreased by $0.7 million in 2007 compared to 2006 as a result of Company granting fewer options in 2007 versus prior years and the vesting of previously granted options.

Performance-related compensation expense increased $45.7 million in 2007 compared to 2006 as a result of higher net revenue levels and increased average consultant headcount.

Salaries and employee benefits expense as a percentage of net revenue decreased from 68.7% in 2006 to 67.6% in 2007.

Excluding a negative impact of $12.7 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased approximately 23.6% compared to 2006.

General and administrative expenses.    Consolidated general and administrative expenses increased $21.8 million, or 22.0%, to $121.2 million in 2007 from $99.4 million in 2006. Fees for professional services increased $10.4 million of which $2.7 million relates to legal costs incurred for litigation related to our hiring of certain Whitney Group consultants in the Asia Pacific region, $2.1 million relates to certain consulting assignments in Europe which required third party expertise and $5.6 million of other fees for professional services. In 2007, general and administrative expenses were also higher due to an additional $2.5 million of expense related to the worldwide consultants’ meeting held in the second quarter of 2007 and $1.5 million of expense associated with our acquisition of Highland Partners, including the amortization of intangible assets and costs related to the transitional services agreement. In the Americas, one of the remaining two principal consultants from our 2000 acquisition of the executive search company, Lynch Miller Moore O’Hara, Inc., retired from the Company triggering the review of the remaining client relationship intangible asset and resulted in an impairment charge of $1.0 million in the third quarter of 2007. Premise-related costs increased by $4.8 million in 2007 compared to 2006 due to new offices and new lease agreements for existing offices. Other operating and infrastructure expenses increased $1.6 million.

General and administrative expenses as a percentage of net revenue decreased from 20.8% in 2006 to 19.6% in 2007.

Excluding a negative impact of $4.0 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 18% compared to 2006.

Operating income.    Our consolidated operating income was $79.5 million in 2007 compared to $50.0 million in 2006 an increase of 58.9%. The increase in consolidated operating income was primarily due to higher net revenue and improved profitability, decreased restructuring charges and cost control, partially offset by increased operating expenses.

In the Americas, operating income increased to $67.5 million in 2007 from $53.9 million in 2006. The increase is the result of year over year increased net revenue of $68.1 million offset by higher salaries and employee benefits expense of $46.3 million, and general and administrative expenses of $8.2 million. The increase in salaries and employee benefits expense is primarily a result of increased expenses associated with higher net revenue levels. The increase in general and administrative expenses of $8.2 million is due to $2.6 million in premise-related costs due to new lease agreements for existing offices, the impairment of intangible assets related to the acquisition of the executive search firm, Lynch Miller Moore O’Hara, Inc., of $1.0 million, $1.5 million due to increased practice and business development related spending and $3.1 million of increased other operating and infrastructure expenses.

In Europe, operating income increased $17.0 million in 2007, to $31.9 million, from $14.9 million in 2006. The increase in operating income was a result of higher net revenue of $43.9 million offset by increases in salaries and employee benefits expense of $23.3 million and general and administrative expenses of $3.6 million. The increase in salaries and employee benefits expense is primarily a result of a 5.2% increase in headcount over last year offset by $2.9 million in severance costs associated with a realignment of management in Germany in 2006. The increase in general and administrative expenses is primarily due to additional professional services fees of $2.7 million of which $2.1 million relates to certain consulting arrangements which required third party expertise and $1.5 million in premise-related costs due to new offices and new lease agreements for existing offices and depreciation expense.

In Asia Pacific, operating income was $15.9 million in 2007, an increase of $2.6 million, compared to $13.3 million in 2006. The increase in operating income was a result of higher net revenue of $29.1 million offset by an increase of $19.7 million of salaries and employee benefits expense and $6.8 million of general and administrative expenses. The increase in salaries and employee benefits expense was primarily a result of a 36.9% increase in headcount in 2007 compared to 2006. The increase in general and administrative expenses is primarily due to legal costs in the 2007 third and fourth quarters of $2.7 million incurred for litigation related to our hiring of certain Whitney Group consultants in the region, $1.7 million in premise-related costs due to new offices and new lease agreements for existing offices and $1.3 million in additional professional services fees.

Corporate expenses increased $4.2 million in 2007, to $35.8 million from $31.6 million in 2006. The increase is due to increases of $1.0 million in salaries and employee benefits expense and $3.2 million in general and administrative expenses. The increase in salaries and employee benefits expense is primarily due to a charge of approximately $1.2 million associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007 offset by a decrease in other salaries and employee benefits expense due to severance expense recorded in 2006. The increase in general and administrative expenses is primarily due to increases of $2.5 million related to the worldwide consultants’ meeting, and $3.2 million in fees for professional services offset by a year over year decrease in expenses associated with our acquisition of Highland Partners, including costs related to the transitional service agreement.

In 2007, there were no restructuring charges taken. In 2006, we revised our estimates related to previous restructuring initiatives and recorded an additional charge of $0.4 million related to property reserves. Cash outlays in 2007 related to restructuring charges accrued at December 31, 2006 were $3.3 million. The remaining accrued restructuring charges of $9.5 million at December 31, 2007 related entirely to real estate are expected to be paid over the remaining lease terms of vacated properties.

Net non-operating income.    Primarily due to higher cash balances and higher returns on invested cash, net non-operating income increased $2.4 million in 2007 to $7.6 million compared to $5.2 million in 2006.

Net interest income in 2007 increased $1.8 million to $8.1 million primarily due to higher cash balances and higher returns on invested cash.

Net other non-operating expense was $0.3 million in 2007, compared to net other non-operating expense of $1.6 million in 2006. In the third quarter of 2007, we became aware of certain revaluation amounts included in various balance sheet accounts, primarily in the Asia Pacific region, that were not properly stated in prior years. As a result of adjusting these revaluation amounts, we recorded an exchange loss of $0.8 million in the third quarter of 2007. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes.    In 2007, we reported income before taxes of $87.1 million and recorded an income tax provision of $30.7 million. The effective tax rate for 2007 was 35.2%. This rate reflects a benefit of $7.3 million associated with the reversal of valuation allowance on foreign tax credits.

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

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $66.2 million, or 16.1%, to $478.5 million in 2006 from $412.3 million in 2005. Net revenue in 2006 includes $13.7 million associated with former Highland Partners’ consultants since the acquisition on October 2, 2006. Net revenue increased across all regions in 2006. The Financial Services, Consumer, and Industrial industry groups contributed to the increase in net revenue in 2006 as compared to 2005. In 2006, the number of confirmed executive searches increased 9.1% to 4,447 from 4,077 in 2005 as a result of the impact of moderate economic improvement in the global economy, our success in winning business and our acquisition of Highland Partners. The positive impact of exchange rate fluctuations resulted in an increase in revenue in 2006 of less than one percentage point year over year.

Net revenue in the Americas was $265.4 million in 2006, an increase of $26.8 million, or 11.2%, from $238.6 million in 2005. Net revenue in 2006 includes $10.9 million associated with former Highland Partners’ consultants since the acquisition date of October 2, 2006. The Financial Services, Consumer and Industrial industry groups were the largest contributors to revenue in 2006. The positive impact of exchange rate fluctuations in Canada and Latin America contributed to less than one percentage point of revenue growth in 2006. Net revenue in Europe was $163.6 million in 2006, an increase of $29.3 million, or 21.9%, from $134.3 million in 2005. Net revenue in 2006 includes $2.3 million associated with former Highland Partners’ consultants since October 2, 2006. The increase in net revenue over 2005 was driven by strong results in the Financial Services, Consumer, Health Care/Life Sciences and Industrial industry groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of 1.5 percentage points in 2006. In Asia Pacific, net revenue was $49.5 million in 2006, an increase of $10.0 million, or 25.4%, from $39.5 million in 2005. Net revenue in 2006 includes $0.5 million associated with former Highland Partners’ consultants since the acquisition on October 2, 2006. The negative impact of exchange rate fluctuations resulted in a decrease in revenue of less than one percentage point year over year. Most industry groups experienced significant net revenue growth in 2006 as compared to the prior year.

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

During the third quarter of 2006, we revised our policy relating to the vesting of certain restricted stock units upon the eligible retirement of employees that hold such awards. This policy revision constituted a modification of those equity awards. According to the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), we are required to recognize the original grant date fair value compensation cost over an accelerated service period (through the earliest date each equity award holder is eligible to retire) for those awards affected by the modification. During 2006, we recorded an additional $2.7 million of non-cash compensation expense related to the accelerated vesting of these restricted stock unit awards.

Fixed salaries and employee benefits expense increased $40.7 million in 2006 compared to 2005, of which $6.7 million is associated with former Highland Partners’ consultants. The remaining increase was primarily attributable to a 10% increase in headcount year over year, a $8.0 million increase in stock-based compensation expense and $5.3 million of severance costs associated with a realignment of management responsibilities for the new CEO’s senior team and a realignment of management in Germany. Of the increase in stock-based compensation, $5.3 million relates to an increase in the number of restricted stock units and more accelerated vesting of the units as compared to the prior year, and $2.7 million relates to stock option expense now recorded in earnings under a new accounting standard.

Performance-related compensation expense increased $14.1 million, of which $4.9 million is associated with former Highland Partners’ consultants. The remaining increase is primarily the result of the increase in the number of consultants added during 2006 and increased net revenue. The accelerated vesting of certain restricted stock unit awards in 2006 increased performance-based compensation expense by $1.3 million. Also, in 2006, the amount of certain consultant and management bonuses paid in the form of restricted stock units increased from an average of 10% to 15%. Compensation expense related to restricted stock units is recognized over a longer period (the service period of the equity award) as compared to cash compensation which is expensed entirely in the period in which the related services are performed. Therefore, as a result of increasing the amount of bonuses paid in the form of restricted stock units, compensation expense decreased $3.3 million in 2006 as compared to 2005.

The negative impact of exchange rates on consolidated salaries and employee benefits expense was less than one percentage point year over year.

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

In the Americas, operating income increased to $53.9 million in 2006 from $50.4 million in 2005. Of this $3.5 million increase in operating income, $1.7 million is associated with former Highland Partners’ consultants. The remaining increase in operating income of $1.8 million is the result of year over year increased net revenue of $15.9 million offset by higher salaries and employee benefits expense of $16.3 million, and lower general and administrative expenses of $2.2 million. The increase in salaries and employee benefits expense is primarily as a result of a 27.2% increase in headcount over last year and $1.9 million related to the accelerated vesting of certain restricted stock unit awards. The decrease in general and administrative expenses of $2.2 million is a result of lower discretionary spending of $1.0 million, premise-related costs of $0.8 million and bad debt expense of $0.4 million.

In Europe, operating income increased $7.2 million in 2006, to $14.9 million, from $7.7 million in 2005. Although the former Highland Partners consultants added $2.3 million of net revenue in 2006, the impact on operating income was negligible. Excluding the results associated with former Highland Partners’ consultants, the increase in net revenue of $27.0 million was offset by increases in salaries and employee benefits expense of $18.1 million and general and administrative expenses of $1.7 million. The increase in salaries and employee benefits expense is primarily a result of a 7.8% increase in headcount over last year and $2.9 million in severance costs associated with a realignment of management in Germany.

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

Restructuring charges were $0.4 million and $22.5 million in 2006 and 2005, respectively. During 2005, we began initiatives to improve operating performance and increase operating margin. These initiatives focused primarily on Europe and included charges of $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants. Included in the office-related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices.

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

In 2005, we reported income before taxes of $28.5 million and recorded an income tax benefit of $10.7 million. An income tax benefit was recorded despite recording income before taxes because the valuation allowance was reduced throughout the year as tax deductions related to deferred tax assets were used to reduce current taxable income, significantly reducing the federal and state income tax provision. Also, the total annual effective tax benefit rate was substantially impacted by additional discrete reversals of portions of the tax valuation allowance established in 2003 against net deferred tax assets. In recent years, we began generating pre-tax book income on a consistent basis and expect to continue to do so. Under SFAS No.109, “Accounting for Income Taxes,” a company must continually evaluate the need for a valuation allowance and reduce the allowance when it is more likely than not that some or all of the associated benefits of the deferred tax assets will be utilized. In 2005, we concluded it was more likely than not that a majority of our U.S. deferred tax assets would be recoverable and, as a result, reversed $24.6 million of the valuation allowance on our U.S. deferred tax assets.

Liquidity and Capital Resources

General.    We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances and short-term investments together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges, stock repurchase program and cash dividends. Our ability to undertake major acquisitions may depend, in part, on access to additional funds.

Prior to 2006, we paid a portion of our bonuses in December and the remainder in March. As part of our normal bonus program, for the 2006 bonus year and going forward, we paid and expect to pay all bonuses in the first quarter following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

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

Lines of credit.    During 2006, we had a $60.0 million committed unsecured revolving credit facility (the “Old Facility”). Under the Old Facility, we could borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Old Facility bore interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by our compliance with certain tests of financial condition. The Old Facility set limits on our ability to make acquisitions without bank approval and to incur additional debt outside of the Old Facility. We paid a facility fee whether or not the Old Facility was used during the year.

In October 2006, we terminated the Old Facility and replaced it with a new $100 million committed unsecured revolving facility (the “New Facility”). Under the New Facility, we may borrow U.S. dollars, euros, or other major traded currencies as agreed by the banks. Borrowings under the New Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by our leverage ratio. The New Facility has more favorable terms, including increased flexibility with regard to potential acquisitions, and lower costs than the Old Facility that we terminated. A facility fee is charged even if no portion of the New Facility is used. The New Facility expires in October 2011.

There were no borrowings outstanding under the lines of credit existing at December 31, 2007 or 2006, nor were there any borrowings during the years ended December 31, 2007 and 2006, respectively, under the then existing lines of credit. During 2006 and 2007, we were in compliance with the financial covenants of the revolving credit facility in effect during those respective years and no event of default existed.

Cash, cash equivalents and short-term investments.    Cash, cash equivalents and short-term investments at December 31, 2007 were $282.9 million, an increase of $62.1 million, compared to $220.8 million at December 31, 2006. In 2006, we paid $36.0 million, including $1.2 million in capitalized acquisition costs, to acquire substantially all of the assets of Highland Partners. We expect to pay approximately $150 million in bonuses in early 2008. In December 2006, we entered into a bank guarantee in the amount of $7.9 million with regard to a tax assessment in a European country and increased the amount to $8.3 million during 2007 due to foreign currency fluctuations. These amounts have been classified as restricted cash on the Consolidated Balance Sheets as of December 31, 2007 and 2006 and reduce the cash balances reported at December 31, 2007 and 2006. Refer to Note 4, Restricted Cash in the Notes to Consolidated Financial Statements.

Cash from operating activities.    In 2007, cash provided by operating activities was $105.8 million, principally reflecting our increase in net income plus an increase in bonus related accruals and other non-cash charges, less the payment of cash bonuses of approximately $98 million in March 2007.

In 2006, cash provided by operating activities was $99.8 million, principally reflecting our net income plus an increase in bonus related accruals and other non-cash charges partially offset by an increase in trade receivables related to higher 2006 revenues. In 2006, to better assess full year Company performance before paying bonuses, we consolidated our two bonus payments made to consultants into one payment to be paid in the first quarter following the year in which the bonus was earned. In prior years, part of the annual bonus was paid to consultants in December.

In 2005, cash provided by operating activities was $33.4 million, primarily as a result of our net income adjusted for non-cash charges, offset by payments related to the restructuring charges.

Cash from investing activities.    Cash provided by investing activities was $40.2 million in 2007, primarily as a result of net proceeds from sales and purchases of short-term investments of $51.1 million offset by capital expenditures of $8.0 million, $1.3 million paid in connection with the acquisition of RentonJames and a $1.8 million increase in restricted cash.

Cash used in investing activities was $122.2 million in 2006, primarily as a result of net purchases and sales of short-term investments of $73.4 million, $36.0 million paid in connection with the acquisition of Highland Partners and a $7.9 million increase in restricted cash.

Cash provided by investing activities was $102.0 million in 2005 primarily as a result of the net proceeds from the sales and purchases of short-term investments partially offset by payments to consultants related to sales of equity securities. During the second quarter of 2005, we paid $17.6 million of deferred compensation to Thomas J. Friel, representing his share of the net proceeds from the September 2004 monetization of our Google warrants. At the date of the payment, Mr. Friel was Chief Executive Officer of the Company. Mr. Friel’s share of the net proceeds is related to his work as an executive search consultant in 2001, prior to the time he was appointed our Chief Executive Officer.

Capital expenditures were $8.0 million, $5.5 million, and $6.1 million in 2007, 2006 and 2005, respectively. Capital expenditures were primarily for computer equipment, software, and leasehold improvements. We anticipate that our capital expenditures for 2008 will be approximately $22 million to $27 million for our new search system and the consolidation and relocation of our New York offices, as well as ongoing capital expenditures.

Cash from financing activities.    Cash used in financing activities in 2007 was $42.8 million primarily as a result of the repurchase of $67.8 million of our common stock offset by $19.4 million of proceeds from stock options exercised during the year and $8.0 million of tax benefits associated with the exercise or vesting of equity awards.

In September 2007, our Board of Directors approved the initiation of a quarterly cash dividend payment in the amount of $0.13 per share. On an annual basis, the cash dividend is expected to be $0.52 per share. On November 16, 2007, $2.3 million was paid to share holders of record as of November 2, 2007. A cash dividend payable of $2.3 million has been reported as an other accrued liability on the Consolidated Balance Sheet as of December 31, 2007 related to the first quarter 2008 quarterly cash dividend payment.

Cash used in financing activities in 2006 was $37.4 million primarily as a result of the repurchase of $51.7 million of our common stock offset by proceeds from stock options exercised during the year. Cash flows for 2006 also includes $4.2 million of tax benefits associated with the exercise or vesting of equity awards.

Cash used in financing activities in 2005 was $27.6 million as a result of the repurchase of our common stock partially offset by proceeds from stock options exercised during the year. Cash from financing activities was $5.5 million in 2004, primarily the result of proceeds from the exercise of stock options offset by repurchases of our common stock.

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

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. A portion of the repurchased shares is intended to offset dilution associated with the Company’s employee equity programs. As of December 31, 2007, we had repurchased 808,931 shares of our common stock for $30.7 million under the May 2007 authorization and $19.3 million remained under this authorization.

Subsequent development.    On February 8, 2008, our Board of Directors, at its regularly scheduled meeting, authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant to purchase share of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of the program.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2007 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
Contractual obligations:	Total	2008	2009 and 2010	2011 and 2012	Thereafter
Office space and equipment lease obligations (1)	$206.1	$33.4	$60.1	$27.6	$85.0
Asset retirement obligations (2)	1.5	0.3	1.2	—	—

Total	$207.6	$33.7	$61.3	$27.6	$85.0

(1)	See Note 20, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information.

(2)	Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition. The obligation is recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2007. The obligations related to these employee benefit plans are described in Note 11, Employee Benefit Plans, and Note 12, Pension Plan and Life Insurance Contract. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $6.9 million as of January 1, 2007 and $7.0 million as of December 31, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Inherent in these accruals are estimates concerning vacancy periods, expected sublease income, and costs to terminate the leases. These accruals are periodically updated to reflect information concerning the commercial real estate markets in which the offices are located. During 2005, we recorded restructuring charges of $22.5 million, which include $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. Included in the office related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. During 2006, we revised estimates of previously announced restructuring initiatives and recorded restructuring charges of $0.4 million, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties. During 2007, there were no restructuring charges taken. We believe that the accounting estimate related to accruals for the consolidation and closing of offices is a critical accounting estimate because it is highly susceptible to changes in the commercial real estate markets and the local regional economic factors where this leased office space is located.

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

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for the year ended December 31, 2007 was 35.2%.

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

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We establish reserves in accordance with FIN 48 on uncertain tax return positions that do not meet the more likely than not recognition criteria. We evaluate these reserves each quarter and adjust the reserves and the related accrued interest in light of changing facts and circumstances regarding the uncertainty of realizing tax benefits, such as the ultimate settlement of tax audits or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax reserves in accordance with FIN 48.

Goodwill and other intangible assets.    We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of our reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology, with the assistance of an independent valuation firm.

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

The allowance for doubtful accounts is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a customer’s inability to make required payments on accounts receivables, the provision is recorded within operating expenses.

Stock-based compensation.    We account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires us to measure the fair value of the share-based payment on the date of grant. We apply a forfeiture rate to our share-based awards that represents our best estimate of the amount of awards that will be forfeited. Our estimate is based on our historical experience and specific analysis. We review our forfeiture rate quarterly or whenever events or changes in circumstances indicate our estimate may need to be revised. Actual forfeitures could differ from our estimates due to changes in retention rates of our employee population.

Recently Adopted Financial Accounting Standards

In June 2006, the FASB issued Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007 resulting in an increase to our existing reserves for uncertain tax positions by $0.2 million, largely related to an increase in non-U.S. income tax matters. This increase was recorded as a cumulative effect adjustment to retained earnings. For additional information, see Note 17, Income Taxes.

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

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us as of January 1, 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a significant impact on our financial condition and results of operations. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS No. 157 will have on our financial condition and results of operations when it is applied to non-financial assets and non-financial liabilities beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”), to permit entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. SFAS No. 159 is effective for us as of January 1, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. We are currently evaluating the impact of SFAS No. 160 will have on our financial condition and results of operations.

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2007 and 2006. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2007				2006
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$143,126	$160,053	$162,901	$153,574	$101,481	$120,173	$124,636	$132,233
Operating income before restructuring charges	16,327	19,512	25,457	18,208	8,609	15,897	17,414	8,537
Restructuring charges	—	—	—	—	176	379	(149)	2
Operating income	16,327	19,512	25,457	18,208	8,433	15,518	17,563	8,535
Income before income taxes	18,339	21,515	26,608	20,673	10,626	16,222	19,193	9,225
Provision for income taxes	8,263	496	10,476	11,437	4,700	5,832	8,042	2,449
Net income	10,076	21,019	16,132	9,236	5,926	10,390	11,151	6,776
Basic earnings per common share	0.56	1.17	0.90	0.53	0.32	0.58	0.64	0.38
Diluted earnings per common share	0.53	1.11	0.84	0.49	0.30	0.55	0.60	0.36

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk.    With our operations primarily in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of the Americas, Europe is our largest region in terms of net revenue. A 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our 2007 net income approximately $0.3 million. For financial information by geographic segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Derivative instruments.    We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value using a Black-Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses). Upon a value event such as an initial public offering or an acquisition, the warrants are monetized, resulting in a realized gain, net of the consultants’ share of the gain and other costs. In 2007, 2006 and 2005, we recorded realized gains, net of the consultants’ share of the gain and other costs, of $0.1 million, $0.6 million, $1.0 million, respectively, related to the equity and warrant portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for pension and postretirement benefits effective December 31, 2006.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006.

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions effective January 1, 2007.

/s/    KPMG LLP

Chicago, Illinois

February 28, 2008

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$260,580	$147,440
Short-term investments	22,275	73,375
Accounts receivable, net	82,240	80,677
Other receivables	5,868	6,868
Prepaid expenses	15,026	9,753
Other current assets	1,419	1,284
Income taxes recoverable, net	—	621
Deferred income taxes, net	15,290	14,944

Total current assets	402,698	334,962

Property and equipment:
Leasehold improvements	28,913	24,461
Office furniture, fixtures and equipment	24,296	22,317
Computer equipment and software	59,612	55,960

Property and equipment, gross	112,821	102,738
Accumulated depreciation and amortization	(94,091)	(84,090)

Property and equipment, net	18,730	18,648

Other non-current assets:
Restricted cash	9,826	7,900
Assets designated for retirement and pension plans	26,067	23,635
Investments	7,832	3,470
Other non-current assets	6,296	6,220
Goodwill	84,217	75,961
Other intangible assets, net	15,363	17,884
Deferred income taxes, net	45,855	24,629

Total other non-current assets	195,456	159,699

Total assets	$616,884	$513,309

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2007	2006
Current liabilities:
Accounts payable	$8,699	$7,217
Accrued salaries and employee benefits	197,954	153,900
Other current liabilities	43,238	34,637
Current portion of accrued restructuring charges	2,813	3,328
Income taxes payable, net	995	—

Total current liabilities	253,699	199,082

Non-current liabilities:
Retirement and pension plans	28,831	26,587
Non-current portion of accrued restructuring charges	6,735	9,386
Other non-current liabilities	17,819	14,549

Total non-current liabilities	53,385	50,522

Total liabilities	307,084	249,604

Commitments and contingencies (Note 20)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2007 and 2006	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,272,005 and 17,744,361 shares outstanding at December 31, 2007 and 2006, respectively	196	196
Treasury stock at cost, 2,313,772 and 1,841,416 shares at December 31, 2007 and 2006, respectively	(88,871)	(59,295)
Additional paid in capital	273,287	261,179
Retained earnings	100,624	48,874
Accumulated other comprehensive income	24,564	12,751

Total stockholders’ equity	309,800	263,705

Total liabilities and stockholders’ equity	$616,884	$513,309

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Revenue before reimbursements (net revenue)	$619,654	$478,523	$412,297
Reimbursements	28,612	23,471	20,553

Total revenue	648,266	501,994	432,850

Operating expenses:
Salaries and employee benefits	418,952	328,714	273,949
General and administrative expenses	121,198	99,352	94,369
Reimbursed expenses	28,612	23,471	20,553
Restructuring charges	—	408	22,493

Total operating expenses	568,762	451,945	411,364

Operating income	79,504	50,049	21,486

Non-operating income (expense):
Interest income	8,099	6,318	5,951
Interest expense	(64)	(61)	(379)
Net realized and unrealized gains (losses) on equity and warrant portfolio, net of the consultants’ share of the gains (losses)	(116)	510	(19)
Other, net	(288)	(1,550)	1,443

Net non-operating income	7,631	5,217	6,996

Income before income taxes	87,135	55,266	28,482
Provision for (benefit from) income taxes	30,672	21,023	(10,736)

Net income	$56,463	$34,243	$39,218

Basic weighted average common shares outstanding	17,854	17,925	18,898
Diluted weighted average common shares outstanding	18,984	18,916	19,761

Basic earnings per common share	$3.16	$1.91	$2.08
Diluted earnings per common share	$2.97	$1.81	$1.98
Cash dividends paid per share	$0.13	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Deferred Stock- Based Compen- sation	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	19,586	$196	427	$(8,448)	$242,655	$(24,587)	$9,033	$(2,723)	$216,126
Net income	—	—	—	—	—	39,218	—	—	39,218
Other comprehensive income:
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(339)	—	(339)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,739)	—	(5,739)

Other comprehensive income	—	—	—	—	—	39,218	(6,078)	—	33,140

Treasury and common stock transactions:
Issuance of restricted stock units	—	—	—	—	24,169	—	—	(24,169)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	10,810	10,810
Other stock-based compensation	—	—	—	—	110	—	—	—	110
Forfeitures of restricted stock units	—	—	—	—	(1,045)	—	—	713	(332)
Exercise of stock options	—	—	(599)	15,055	(5,486)	—	—	—	9,569
Purchases of treasury stock	—	—	1,324	(37,160)	—	—	—	—	(37,160)
Re-issuances of treasury stock	—	—	(2)	60	17	—	—	—	77
Vesting of restricted stock units, net of tax withholdings	—	—	(142)	2,337	(3,829)	—	—	—	(1,492)
Valuation allowance reduction related to deferred income taxes	—	—	—	—	2,640	—	—	—	2,640
Tax benefits related to stock-based compensation	—	—	—	—	3,997	—	—	—	3,997

Balance at December 31, 2005	19,586	196	1,008	(28,156)	263,228	14,631	2,955	(15,369)	237,485
Net income	—	—	—	—	—	34,243	—	—	34,243
Other comprehensive income:
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	133	—	133
Foreign currency translation adjustment	—	—	—	—	—	—	7,477	—	7,477

Other comprehensive income	—	—	—	—	—	34,243	7,610	—	41,853

Treasury and common stock transactions:
Reclassify deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	—	—	(15,369)	—	—	15,369	—
Cumulative effect of forfeitures	—	—	—	—	(351)	—	—	—	(351)
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	4,370	—	—	—	4,370
Stock-based compensation	—	—	—	—	18,095	—	—	—	18,095
Exercise of stock options	—	—	(502)	15,699	(5,562)	—	—	—	10,137
Vesting of restricted stock units, net of tax withholdings	—	—	(175)	4,888	(7,146)	—	—	—	(2,258)
Purchases of treasury stock	—	—	1,510	(51,726)	—	—	—	—	(51,726)
Tax benefits related to stock-based compensation	—	—	—	—	3,914	—	—	—	3,914
Adjustment to initially apply SFAS No. 158, net of income taxes	—	—	—	—	—	—	2,186	—	2,186

Balance at December 31, 2006	19,586	196	1,841	(59,295)	261,179	48,874	12,751	—	263,705
Net income	—	—	—	—	—	56,463	—	—	56,463
Other comprehensive income:
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	236	—	236
Foreign currency translation adjustment	—	—	—	—	—	—	9,712	—	9,712
Pension adjustment, net of tax	—	—	—	—	—	—	1,865	—	1,865

Other comprehensive income	—	—	—	—	—	56,463	11,813	—	68,276

Adjustment for the adoption of FASB Interpretation No. 48	—	—	—	—	—	(167)	—	—	(167)
Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	7,524	—	—	—	7,524
Stock-based compensation	—	—	—	—	20,570	—	—	—	20,570
Exercise of stock options	—	—	(834)	29,139	(9,786)	—	—	—	19,353
Vesting of restricted stock units, net of tax withholdings	—	—	(301)	10,393	(15,334)	—	—	—	(4,941)
Purchases of treasury stock	—	—	1,615	(69,357)	—	—	—	—	(69,357)
Issuance of treasury stock	—	—	(7)	249	87	—	—	—	336
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,546)	—	—	(4,546)
Tax benefits related to stock-based compensation	—	—	—	—	9,047	—	—	—	9,047

Balance at December 31, 2007	19,586	$196	2,314	$(88,871)	$273,287	$100,624	$24,564	$—	$309,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$56,463	$34,243	$39,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,279	10,382	11,245
Impairment of intangibles	1,029	—	—
(Gain) loss on sale of property and equipment	346	(13)	163
Gain on sale of equity securities	(95)	(649)	(996)
Deferred income taxes	(21,990)	(9,612)	(13,127)
Net unrealized loss on derivative instruments	211	139	1,015
Stock-based compensation expense, net	30,689	24,800	13,599
Restructuring charges	—	408	22,493
Cash paid for restructuring charges	(3,294)	(7,117)	(33,994)
Other, net	(1,115)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Trade and other receivables	4,244	(14,467)	(4,863)
Accounts payable	(311)	556	(4,615)
Accrued expenses	37,045	58,185	18,998
Income taxes recoverable (payable), net	2,143	2,589	(10,674)
Retirement and pension plan assets and liabilities	(12,176)	(2,514)	(2,067)
Other assets and liabilities, net	1,338	2,837	(2,972)

Net cash provided by operating activities	105,806	99,767	33,423

Cash flows from investing activities:
Increase in restricted cash	(1,840)	(7,900)	—
Acquisition	(1,277)	(36,018)	—
Capital expenditures	(7,998)	(5,524)	(6,138)
Proceeds from sales of equity securities	444	1,198	1,962
Payments to consultants related to sales of equity securities	(219)	(740)	(18,310)
Proceeds from sales of short-term investments	207,075	117,500	236,925
Purchases of short-term investments	(155,975)	(190,875)	(112,600)
Other, net	16	110	116

Net cash provided by (used in) investing activities	40,226	(122,249)	101,955

Cash flows from financing activities:
Proceeds from stock options exercised	19,353	10,137	9,569
Purchases of treasury stock	(67,752)	(51,726)	(37,160)
Excess tax benefits related to stock-based compensation	7,977	4,170	—
Cash dividends paid	(2,295)	—	—
Other	(37)	(15)	—

Net cash used in financing activities	(42,754)	(37,434)	(27,591)

Effect of foreign currency exchange rates on cash and cash equivalents	9,862	3,667	(2,526)

Net increase (decrease) in cash and cash equivalents	113,140	(56,249)	105,261
Cash and cash equivalents:
Beginning of year	147,440	203,689	98,428

End of year	$260,580	$147,440	$203,689

Supplemental disclosures of cash flow information
Cash paid for—
Interest	$34	$15	$74
Income taxes, net	43,534	23,069	10,338
Supplemental schedule of noncash financing and investing activities
Unrealized gain (loss) on available-for-sale investments	$221	$162	$(339)

Total value of treasury stock purchases	$69,357	$51,726	$37,160
Cash paid for treasury stock purchases	(67,752)	(51,726)	(37,160)

Accrued treasury stock purchases	$1,605	$—	$—

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

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries and have been prepared using accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges, and stock-based compensation. Actual results could differ from these estimates.

A revision was made to decrease non-current assets and non-current liabilities by $6.5 million. This revision was made to deconsolidate the assets and liabilities related to a deferred compensation plan in the United Kingdom that was previously believed to be subject to the general creditors of the Company. This correction had no effect on net income or cash flows for any prior periods presented. Certain other reclassifications have been made to prior year financial information to conform with current year presentations which also have no effect on net income or cash flows.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments represent auction rate securities. The Company’s auction rate securities are classified as available-for-sale and are stated at current market value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In January 2008, the Company liquidated all of its investments in auction rate securities given the current market conditions. The Company did not realize any loss in value upon liquidating these investments.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable and auction rate securities. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. The Company mitigates concentrations of credit risk with respect to auction rate securities by monitoring the Company’s level of investment in these types of financial instruments. At December 31, 2007, the Company had no significant concentrations of credit risk.

The allowance for doubtful accounts is developed based upon several factors including the age of our accounts receivable, historical write-off experience and specific account analysis. These factors may change over time, impacting the allowance level.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other warrants received and which do not meet the definition of a derivative instrument under SFAS No. 133 are initially recorded at their fair value, using a Black-Scholes model, in the Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. These warrants are accounted for using the cost method, and subsequent changes in fair value are not recognized. However, these warrants are regularly reviewed for other-than-temporary declines in fair value. Any permanent declines in the fair value of these warrants are recorded in the Consolidated Statements of Operations as realized losses, net of the consultants’ share of the losses.

Upon a value event such as an initial public offering or an acquisition, any changes in the fair value of the warrants, both derivatives and non-derivatives, are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses).

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2005, the Company adopted a new deferred compensation plan in the United States, enabling certain U.S. employees to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, including a Company stock fund. These deferrals are immediately vested and are not subject to a risk of forfeiture.

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

Other intangible assets acquired are amortized using the straight-line method over their estimated useful lives or based on the projected cash flow associated with the respective intangible assets and have been segregated as a separate line item on the Consolidated Balance Sheets.

Restructuring Charges

For restructuring activities announced prior to January 1, 2003, the accruals for restructuring charges were established in accordance with Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For restructuring activities initiated subsequent to December 31, 2002, the accruals for restructuring charges were established in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which the Company adopted on January 1, 2003.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Salaries and Employee Benefits

Salaries and employee benefits consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual performance-related bonuses. Other items in this category are expenses related to signing bonuses and minimum guaranteed bonuses (often incurred in connection with the hiring of new consultants), restricted stock unit amortization, payroll taxes, profit sharing and retirement benefits, and employee insurance benefits.

Salaries and employee benefits are recognized on an accrual basis. Certain signing bonuses and minimum guaranteed compensation are capitalized and amortized up to a maximum of three years, consistent with the terms associated with these payments.

In the second quarter of 2005, we adopted a new compensation policy for consultants and management. Under this policy, a portion of consultant and management bonuses are paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The amount paid in the form of restricted stock units varies between 10% and 20% (plus a premium of 10% on the shares received) depending on the employee’s level or position. The restricted stock units are issued in the quarter following the year in which the performance portion of the awards is earned. Compensation expense related to awards requiring satisfaction of both service and performance conditions is recognized using a graded vesting attribution method over the requisite service period which began on January 1 of the applicable year and continues through the final vesting date, which is generally three years from the date of grant. This change in compensation policy was made to better align consultant’s and management’s interests with those of the shareholder. In addition, the change will result in increased share ownership for consultants and management.

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

Translation of Foreign Currencies

The translation of financial statements into U.S. dollars has been performed in accordance with SFAS No. 52, “Foreign Currency Translation.” Generally, the local currency for all subsidiaries has been designated as the functional currency. Assets and liabilities have been translated into U.S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenue and expenses have been translated at a monthly average exchange rate for the period. Translation adjustments are reported as a component of accumulated other comprehensive income.

Recently Adopted Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 resulting in an increase to its existing reserves for uncertain tax positions by $0.2 million, largely related to an increase in non-U.S. income tax matters. This increase was recorded as a cumulative effect adjustment to retained earnings. For additional information, see Note 17, Income Taxes.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company as of January 1, 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a significant impact on the Company’s financial condition and results of operations. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial condition and results of operations when it is applied to non-financial assets and non-financial liabilities beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”), to permit entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combinations with an acquisition date beginning as of January 1, 2009. The Company is currently evaluating the impact of SFAS No. 160 will have on its financial condition and results of operations.

3. Allowance for Doubtful Accounts

The following table summarizes the activity of the allowance for doubtful accounts for the years ending:

	December 31,
	2007	2006	2005
Balance at January 1,	$4,603	$2,668	$3,049
Charged to expense	(243)	792	854
Translation adjustments	(98)	632	(1,235)
Highland Partners acquisition (1)	—	511	—

Balance at December 31,	$4,262	$4,603	$2,668

(1)	In connection with the acquisition of Highland Partners in 2006, the Company acquired the allowance for doubtful accounts associated with the acquired accounts receivable.

4. Restricted Cash

The Company had deposits of $8.3 million and $7.9 million at December 31, 2007 and 2006, respectively, in a U.S dollar bank account in support of a €5.7 million (equivalent to $8.3 million at December 31, 2007) bank guarantee related to a tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $6.2 million at December 31, 2007) plus future accrued interest on that assessment amount. See Note 20, Commitments and Contingencies for a discussion of the tax audit.

Upon review of the terms of the restrictions of the use of the pledged cash, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of December 31, 2007 and 2006. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the tax audit are settled. At this time, the Company is not able to determine when a settlement will be reached.

In 2007, the restricted cash balance included $1.5 million of restricted cash in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the term of the lease agreements which extend through 2013.

5. Investments

The components of the Company’s investments at December 31, 2007 and 2006 are as follows:

	2007	2006
U.S. non-qualified deferred compensation plan	$4,301	$1,725
Warrants and equity securities	1,359	1,745
VisualCV, Inc.	2,172	—

Total	$7,832	$3,470

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate cost of the Company’s cost method investments totaled $3.4 million and $1.1 million at December 31, 2007 and 2006, respectively, none of which were evaluated for impairment since there were no triggering events in the respective years.

In November 2007, the Company invested $2.2 million in Series A-1 Preferred stock of VisualCV, Inc. VisualCV, Inc. is the developer of VisualCV.com, a new approach to creating and sharing Internet-based resumes that take advantage of Web 2.0 capabilities such as information keyword pop-ups, video, attachments, and social networking.

6. Other Non-current Assets

At December 31, 2007 and 2006, the Company had $6.3 million and $6.2 million of other non-current assets, respectively. Other non-current assets consists of $6.2 million of prepaid rent in 2007 and 2006, respectively, and $0.1 million of prepaid deferred compensation in 2007.

7. Acquisitions

Highland Partners Acquisition

In October 2006, the Company acquired Highland Partners, a leading retained executive search boutique and a division of Hudson Highland Group, Inc., through an asset purchase funded from existing cash for $36.0 million including $1.2 million of capitalized acquisition costs. Hudson Highland Group, Inc. is eligible to receive up to $15 million in earnout payments based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The Company anticipates paying approximately $3.4 million of the earnout related to 2007 performance in the first quarter of 2008. The total purchase price of $36.0 million, including $1.2 million of acquisition costs, and the 2007 and 2008 earnout payments will not exceed $51.0 million. All 48 of the Highland Partners consultants who were offered employment accepted and joined the Company. This acquisition benefited all of the Company’s clients, enabling the Company to expand the service offerings and scope of the combined businesses. The results of operations of Highland Partners are included in the Company’s financial statements from the date of acquisition.

The following table summarizes the final purchase price allocation:

Assets acquired:
Accounts receivable, net	$12,041
Current assets	688
Property and equipment	604
Intangible assets	12,800
Goodwill	25,447

Total assets	51,580

Liabilities assumed:
Accounts payable and other accrued liabilities	5,601
Accrued salaries and employee benefits	9,961

Total liabilities	15,562

Net assets acquired	$36,018

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

	Pro forma Results Years Ended December 31,
	2006	2005
Net revenue	$523,237	$475,584
Operating income (1)	51,998	22,503
Net income	35,498	39,828
Basic earnings per common share	1.98	2.11
Diluted earnings per common share	1.88	2.02

(1)	Includes $1.8 million of intangible amortization in 2006 and 2005.

RentonJames Acquisition

In January 2007, the Company completed the acquisition of RentonJames, a privately held executive search and leadership consultancy boutique based in New Zealand for a total cash payment of $1.2 million. The previous owners of RentonJames, who are now Heidrick & Struggles employees, will be eligible to receive earnout payments up to $2.8 million based on the achievement of certain revenue metrics in 2007, 2008 and 2009 such that the total purchase price will not exceed $4.0 million. The Company anticipates paying approximately $1.6 million of the earnout related to 2007 performance in the first quarter of 2008. This acquisition is not considered material to the Company, and, therefore, pro forma information has not been presented. See Note 8, Goodwill and Other Intangible Assets, for a discussion of the acquired assets.

8. Goodwill and Other Intangible Assets

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

In 2006, the Company recorded $27.7 million of goodwill, substantially all of which is expected to be deductible for income tax purposes, and $12.8 million of identifiable intangible assets related to the acquisition of Highland Partners as discussed in Note 7, Acquisitions, and has allocated these amounts to the Americas, Europe and Asia Pacific based on their respective valuations. During 2007, the Company recorded $2.2 million of adjustments to the initial purchase price allocation, of which $1.2 million of the adjustment is a result of the final settlement of certain liabilities that were based on estimates recorded at the time of acquisition and $1.0 million of the adjustment is the reduction of goodwill to account for the amount of deferred tax assets that will provide the Company with future tax deductions.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, the Company recorded $0.8 million of goodwill related to the acquisition of RentonJames, as discussed in Note 7, Acquisitions, and has recorded these amounts in the Asia Pacific region.

During the fourth quarter of 2007, the Company revised its deferred tax liability associated with the 1999 merger of Heidrick & Struggles Inc. with Heidrick & Struggles International, Inc. This revision increased the current carrying value of goodwill by $2.7 million, established a deferred tax liability of $1.3 million, and resulted in a foreign currency translation adjustment of $0.3 million and an income tax benefit of $1.1 million. These adjustments resulted in immaterial misstatements to prior period financial statements.

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006 were as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2005	$31,117	$13,904	$1,634	$46,655
Highland Partners acquisition	25,927	1,582	153	27,662
Exchange rate fluctuations	(120)	1,720	44	1,644

Balance at December 31, 2006	56,924	17,206	1,831	75,961
Highland Partners acquisition adjustment	(1,302)	(913)	—	(2,215)
RentonJames acquisition	—	—	862	862
Highland Partners earnout	3,295	11	69	3,375
RentonJames earnout	—	—	1,638	1,638
Other adjustments	—	2,746	—	2,746
Exchange rate fluctuations	424	1,359	67	1,850

Balance at December 31, 2007	$59,341	$20,409	$4,467	$84,217

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, 2007 and 2006 were as follows:

		2007			2006
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.3	$22,924	$(9,130)	$13,794	$22,849	$(6,848)	$16,001
Candidate database	6.0	1,800	(375)	1,425	1,800	(75)	1,725
Other	5.1	175	(31)	144	170	(12)	158

Total intangible assets	13.5	$24,899	$(9,536)	$15,363	$24,819	$(6,935)	$17,884

One of the two remaining principal consultants from the 2000 acquisition of the executive search firm, Lynch Miller Moore O’Hara, Inc., retired from the Company in 2007 triggering the review of the remaining client relationship intangible asset and resulted in a $1.0 million impairment charge in the Americas region in the third quarter of 2007.

During 2007, the Company recorded $0.4 million of intangible assets related to the acquisition of RentonJames, consisting entirely of client relationships amortized over 12 years.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, the Company acquired $12.8 million of intangible assets in conjunction with the acquisition of Highland Partners, consisting of client relationships of $10.4 million amortized over 13 years; candidate database of $1.8 million amortized over 6 years; non-compete agreements of $0.2 million amortized over 3 years; and backlog of $0.4 million which was completely amortized during the fourth quarter of 2006.

Intangible amortization expense for the years ended December 31, 2007 and 2006 was $2.4 million and $1.6 million, respectively. The estimated intangible amortization expense is approximately $2.0 million per year for the fiscal years 2008 through 2009, $1.9 million in fiscal year 2010, $1.7 million in fiscal year 2011, and $1.5 million in fiscal year 2012. These amounts are based on intangible assets recorded as of December 31, 2007 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

9. Other Current Liabilities

The Company had $43.2 million and $34.6 million of other current liabilities at December 31, 2007 and 2006, respectively. Other current liabilities primarily include deferred revenue of $21.0 million and $20.0 million at December 31, 2007 and 2006, respectively. The remainder of other current liabilities primarily consists of the accrued earnout for Highland Partners and RentonJames, the current portion of the liability for retirement and pension plans, accrued sales and value-added taxes and accrued accounting and legal fees.

10. Line of Credit

During 2006, the Company had a $60.0 million committed revolving credit facility (the “Old Facility”). Under the Old Facility, the Company could borrow U.S. dollars, euros, sterling and other major traded currencies, as agreed by the banks. Borrowings under the Old Facility bore interest at the existing Alternate Base Rate or LIBOR plus a margin as determined by the Company’s compliance with certain tests of financial condition. The Old Facility set limits on the Company’s ability to make acquisitions without bank approval and to incur additional debt outside of the Old Facility. The Company paid a facility fee whether or not the Old Facility was used during the year.

In October 2006, the Company terminated the Old Facility and replaced it with a $100 million committed unsecured revolving facility (the “New Facility”). Under the New Facility, the Company may borrow U.S. Dollars, euros, or other major traded currencies, as agreed by the banks. Borrowings under the New Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by the Company’s compliance with the leverage test. The New Facility sets limits on the Company’s ability to incur additional debt outside of the New Facility. The New Facility has more favorable terms, including increased flexibility with regard to potential acquisitions, and lower costs than the terminated Old Facility. A facility fee is charged even if no portion of the New Facility is used. The New Facility expires in October 2011.

There were no borrowings outstanding under the lines of credit existing at December 31, 2007 or 2006, nor were there any borrowings during the years ended December 31, 2007 and 2006, respectively, under the then existing lines of credit. During 2006 and 2007, the Company was in compliance with the financial covenants of the revolving credit facility in effect during those respective years and no event of default existed.

11. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees in the United States. The plan contains a 401(k) provision which provides for employee tax-deferred contributions. The Company matches

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee contributions on a one-for-one dollar basis per participant. The Company match was the greater of $3,500 or 2.5% of eligible compensation, $3,000 and $2,500 per participant for the years ended December 31, 2007, 2006 and 2005, respectively. The plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to their full benefits under the plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2007, 2006 and 2005. Plan expenses for the years ended December 31, 2007, 2006 and 2005 were $1.8 million, $1.3 million, and $1.1 million, respectively.

Through September 30, 2004, the plan allowed participants the option of having their account balances or portions thereof invested in the Company’s common stock. As of October 1, 2004, participants were no longer allowed the option of purchasing the Company’s common stock under the plan. However, those participants who held the Company’s common stock were allowed to maintain their shares. At December 31, 2007 and 2006, respectively, the plan held 262,652 and 313,630 shares of the Company’s common stock.

Deferred Compensation Plans

In 2002, the Company adopted a deferred compensation plan in the United States (the “U.S. Plan”). Under this plan, certain U.S.-based employees were given the opportunity to defer up to 100% of their eligible cash compensation into several different investment vehicles, including a Company stock fund. Cash deferrals were to be made for a minimum of one year. These deferrals were immediately vested and are not subject to a risk of forfeiture. As of December 31, 2005, the U.S. Plan was not funded.

In 2005, the Company adopted a new plan for certain U.S. employees (the “New U.S. Plan”) that became effective on January 1, 2006. All amounts deferred under the old plan were automatically transferred into the new plan with the exception of one existing account balance totaling $0.6 million at December 31, 2007. The New U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, including a Company stock fund. Consistent with the previous plan, these deferrals are immediately vested and are not subject to a risk of forfeiture. In conjunction with the New U.S. Plan in 2007 and 2006, all deferrals are funded currently, with the exception of the $0.6 million carry over balance from the U.S. Plan. As of December 31, 2007 and 2006, the compensation deferred in the New U.S. Plan was $4.3 million and $2.0 million, respectively. The assets and liabilities of this plan are included in the Consolidated Balance Sheets at December 31, 2007 and 2006.

Effective January 1, 2005, the Company adopted the Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles, including a Company stock fund. As of December 31, 2007 and 2006, the total amounts deferred under the plan were $0.6 million and $0.3 million, respectively, all of which was funded.

12. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS No. 158”) on December 31, 2006 which resulted in a decrease in retirement and pension plan liabilities of $3.3 million, an increase in accumulated other comprehensive income of $2.2 million and a decrease in non-current deferred tax

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets of $1.1 million. As of December 31, 2007, the Company recorded a decrease in retirement and pension plan liabilities of $6.2 million, an increase in accumulated other comprehensive income of $4.0 million and a decrease in non-current deferred tax assets of $2.2 million.

The following table provides a reconciliation of the change in projected benefit obligation for the years ended December 31, 2007 and 2006:

	2007	2006
Projected benefit obligation at January 1,	$25,281	$23,803
Service cost	144	290
Interest cost	1,115	1,056
Actuarial gain	(2,519)	(1,624)
Benefits paid	(1,328)	(1,003)
Translation difference	2,513	2,759

Projected benefit obligation at December 31,	$25,206	$25,281

The accumulated benefit obligation was $25.1 million at December 31, 2007 and 2006.

The amounts recognized in the Consolidated Balance Sheets at December 31, 2007 and 2006, are as follows:

	2007	2006
Noncurrent assets	$—	$—
Current liabilities	1,419	1,284
Noncurrent liabilities	23,787	23,997

Net amount recognized in the consolidated balance sheets at December 31,	$25,206	$25,281

The components of net periodic benefit cost for December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Service cost	$144	$290	$375
Interest cost	1,115	1,056	1,134
Amortization of net gain	(124)	—	(326)

Net periodic benefit cost	$1,135	$1,346	$1,183

The amounts in accumulated other comprehensive income as of December 31, 2007 and 2006 that had not yet been recognized as components of net periodic benefit cost were $6.2 million and $3.3 million, respectively. Accumulated other comprehensive income includes $0.6 million that is expected to be recognized as a component of net periodic benefit cost in 2008.

Assumptions to determine the Company’s net periodic benefit cost are as follows:

	2007	2006	2005
Discount rate (1)	4.35%	4.25%	4.25%
Rate of compensation increase	1.75%	2.00%	1.75%

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

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

The Company’s policy is to fully fund the pension plan such that sufficient assets will be available to meet future benefit requirements. The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value, which approximates fair value, at December 31, 2007 and 2006 was $27.5 million and $24.9 million, respectively. The expected contribution to be paid to the plan in 2008 is $1.4 million. Since the pension assets are not segregated in trust from the Company’s other assets for purposes of SFAS No. 87, “Employers’ Accounting for Pensions,” the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. This asset is included in the Consolidated Balance Sheets at December 31, 2007 and 2006, as a component of other current assets and assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Years Ended December 31,
2008	$1,419
2009	1,432
2010	1,446
2011	1,558
2012	1,568
2013 through 2017	9,228

13. Stock-Based Compensation

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results for 2005 have not been restated to reflect the adoption of SFAS No.123R. Had compensation expense been determined based upon fair value at the grant date for all awards in accordance with SFAS No. 123R, the Company’s pro forma net income and basic and diluted earnings per share for the year ended December 31, 2005 would have been as follows:

2005
Net income:
As reported	$39,218
Add: Stock-based compensation expense already included in net income, net of tax in 2005	8,159
Deduct: Pro forma employee compensation cost related to stock options, restricted stock units and the performance share program, net of tax in 2005	(11,425)

Pro forma	$35,952

Basic earnings per share:
As reported	$2.08
Pro forma	1.90
Diluted earnings per share:
As reported	$1.98
Pro forma	1.84

A summary of information with respect to share-based compensation for the years ended December 31, 2007, 2006, and 2005 was follows:

	2007	2006	2005
Total share-based compensation expense included in net income	$30,689	$24,800	$13,599
Income tax benefit related to share-based compensation included in net income	11,969	9,672	5,440

For the years ended December 31, 2007 and 2006, the excess tax benefit of $8.0 million and $4.2 million, respectively, was reflected as a cash flow from financing activities in the consolidated statement of cash flows. Previously, under APB No. 25, excess tax benefits were recognized as a component of cash flows from operating activities. The total unrecognized compensation cost related to non-vested restricted stock and stock options that were not yet vested as of December 31, 2007 was approximately $25.5 million pre-tax, which is expected to be recognized over a weighted average of 1.9 years.

GlobalShare Program

On May 24, 2007, the stockholders of the Company approved the 2007 Heidrick & Struggles GlobalShare Program (the “Plan”) at the Company’s Annual Meeting of Stockholders. The Plan had previously been approved by the Board of Directors of the Company on April 16, 2007, subject to approval of the stockholders of the Company.

The Plan, administered by the Human Resources and Compensation Committee of the Board of Directors, reflects the merger of the Company’s prior stock-based plans, GlobalShare Program I and GlobalShare Program II. The Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards that are valued based upon the fair market value of shares. These awards may be granted to directors, selected employees and independent contractors. Awards are paid in shares, but may not be paid in cash. No incentive option can have a term greater than ten years and the option price per

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share of common stock cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant.

The Plan provides 2,000,000 shares available for awards to be granted on or after May 24, 2007 (the effective date of the Plan). This number includes the shares that were not subject to awards and still available for issuance under the GlobalShare Programs I and II as of May 24, 2007.

The Plan limits the number of shares that may be granted to any participant who is or may be a “covered employee” under Code Section 162(m) to 200,000 stock options and stock appreciation rights and 200,000 performance-based awards.

The Company has the ability to settle equity awards by issuing shares held in treasury or through the issuance of authorized but unissued common stock.

The Plan provides that no awards can be granted after May 31, 2011.

Restricted Stock Units

The total number of restricted stock units and the underlying shares of the Company’s common stock which may be issued or delivered under the Plan is determined by the Human Resources and Compensation Committee of the Board of Directors on an annual basis. The restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of both service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the years ended December 31, 2007, 2006 and 2005:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2004	363,459	$19.99
Granted	681,787	$35.67
Vested and converted to common stock	(184,288)	$19.91
Forfeited	(39,458)	$31.68

Outstanding on December 31, 2005	821,500	$32.46
Granted	861,962	$33.58
Vested and converted to common stock	(234,762)	$27.01
Forfeited	(76,514)	$34.38

Outstanding on December 31, 2006	1,372,186	$33.99
Granted	869,583	$46.34
Vested and converted to common stock	(410,620)	$33.20
Forfeited	(196,413)	$38.36

Outstanding on December 31, 2007	1,634,736	$40.23

As of December 31, 2007, there was $24.4 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years.

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

Activity for non-qualified stock options for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2004	3,027,953	$24.18	3.6	$39,650
Granted	145,000	$34.25
Exercised	(598,769)	$15.94
Expired	(392,856)	$41.32
Forfeited	(135,783)	$20.46

Outstanding on December 31, 2005	2,045,545	$24.25	3.3	$26,799
Granted	111,000	$33.19
Exercised	(501,520)	$20.13
Expired	(88,887)	$35.14
Forfeited	(38,768)	$31.64

Outstanding on December 31, 2006	1,527,370	$25.44	2.7	$20,514
Granted	80,250	$47.38
Exercised	(832,711)	$23.16
Expired	(6,824)	$34.97
Forfeited	(53,190)	$26.91

Outstanding on December 31, 2007	714,895	$30.35	2.4	$10,395

Exercisable on December 31, 2005	1,276,920	$24.53	3.3	$17,672
Exercisable on December 31, 2006	1,128,230	$24.98	2.7	$15,712
Exercisable on December 31, 2007	507,855	$28.72	2.1	$7,798

Information about non-qualified stock options at December 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.90 to $14.00	186,757	1.2	$13.84	142,645	$13.79
$25.43 to $32.96	154,408	2.2	29.43	95,403	27.86
$35.13 to $40.73	301,480	2.7	36.84	269,807	36.92
$46.86 to $48.74	72,250	4.2	47.87	—	—

$11.90 to $48.74	714,895	2.4	$30.35	507,855	$28.72

As of December 31, 2007, there was $1.1 million of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.1 years.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information pertaining to non-qualified stock options:

	Year Ended December 31,
	2007	2006	2005
Weighted average grant date fair value of stock options granted	$13.61	$11.65	$15.24
Total grant date fair value of stock options vested	2,733	5,120	7,891
Total intrinsic value of stock options exercised	20,372	9,201	10,477

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

	Year Ended December 31,
	2007	2006	2005
Expected life (in years)	3.3	3.4	4.5
Risk-free interest rate	4.7%	4.7%	4.0%
Expected volatility	31.7%	40.8%	48.0%
Expected dividend yield (1)	0%	0%	0%

(1)	Options granted during 2007 were granted prior to the Company’s initiation of a cash dividend in September 2007, thus the expected dividend at the date of grant was 0%.

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

14. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments and pension adjustments, net of tax, as components of comprehensive income.

In 2005, the Company determined that goodwill and intangible assets related to the 1999 acquisition of European assets and liabilities should have been denominated in the European currencies to which they relate, rather than the U.S. dollar. The cumulative impact of not subjecting the European goodwill and intangible assets to foreign currency translation since the 1999 acquisition through December 31, 2004 amounted to a $0.7 million decrease in other comprehensive loss. This amount is not considered material and has been recorded as part of the foreign currency translation adjustment included in the statement of comprehensive income for the year ended December 31, 2005. See Note 8, Goodwill and Other Intangible Assets, for further information.

	Years Ended December 31,
	2007	2006	2005
Comprehensive Income:
Net income	$56,463	$34,243	$39,218
Change in foreign currency translation adjustment	9,712	7,477	(5,739)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	236	133	(339)
Pension adjustment, net of tax	1,865	—	—

Total comprehensive income	$68,276	$41,853	$33,140

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a tax benefit of $15 thousand in 2007 and a tax payable of $29 thousand in 2006 related to the unrealized gain on available-for-sale investments. In 2005, the Company did not record a tax provision on available-for-sale investments due to the valuation allowance on deferred income taxes recorded in that year. The Company recorded a deferred tax liability of $1.0 million in 2007 related to the pension adjustment.

	December 31,
	2007	2006
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	$20,140	$10,428
Pension adjustment, net of tax	4,051	2,186
Net unrealized gain on available-for-sale investments, net of tax	373	137

Total accumulated other comprehensive income	$24,564	$12,751

15. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per share, and the shares used in the computation, for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Net income	$56,463	$34,243	$39,218
Weighted average common shares outstanding	17,854	17,925	18,898
Dilutive common shares	1,130	991	863

Weighted average diluted common shares outstanding	18,984	18,916	19,761

Basic earnings per common share	$3.16	$1.91	$2.08
Diluted earnings per common share	$2.97	$1.81	$1.98

Options to purchase 0.2 million, zero and 0.7 million shares of common stock that were outstanding during 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares.

16. Restructuring Charges

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below outlines the restructuring charges along with related cash payments and non-cash write-offs for each of the years in the three-year period ended December 31, 2007.

	Employee- related	Office- related	Total
Accrued restructuring charges as of December 31, 2004	$2,378	$29,863	$32,241
Restructuring charges	14,139	8,354	22,493
Cash payments	(13,427)	(20,567)	(33,994)
Non-cash write-offs	—	(859)	(859)
Exchange rate fluctuations	(229)	(1,042)	(1,271)

Accrued restructuring charges as of December 31, 2005	2,861	15,749	18,610
Restructuring charges	(43)	451	408
Cash payments	(2,481)	(4,636)	(7,117)
Exchange rate fluctuations	133	680	813

Accrued restructuring charges as of December 31, 2006	470	12,244	12,714
Cash payments	(470)	(2,824)	(3,294)
Exchange rate fluctuations	—	128	128

Accrued restructuring charges as of December 31, 2007	$—	$9,548	$9,548

The accrued restructuring charges as of December 31, 2007 relate to real estate leases which require cash payments through the lease terms, reduced by sublease income, or until such time as negotiations with the lessor to terminate the lease are completed. Based on current estimates, of the $9.5 million of restructuring charges unpaid as of December 31, 2007, approximately $2.8 million is expected to be paid in 2008 with the remainder payable in years subsequent to 2008.

17. Income Taxes

The sources of income before income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
United States	$47,867	$26,930	$23,567
Foreign	39,268	28,336	4,915

Income before income taxes	$87,135	$55,266	$28,482

The provision for (benefit from) income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Current—
Federal	$28,592	$16,507	$287
State and local	4,472	3,107	674
Foreign	19,688	10,428	5,095
Deferred	(22,080)	(9,019)	(16,792)

Total provision for (benefit from) income taxes	$30,672	$21,023	$(10,736)

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for (benefit from) income taxes for the years ended December 31, 2007, 2006 and 2005 to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	2007	2006	2005
Income tax provision at the statutory U.S. federal rate	$30,497	$19,343	$9,969
State income tax provision, net of federal tax benefit	2,914	1,966	558
Nondeductible expenses	3,225	493	872
Foreign tax higher (lower) than U.S. (includes changes in foreign valuation allowance)	(299)	334	622
Decrease in U.S. valuation allowance	(7,336)	—	(24,628)
Impact from U.S. branch incorporations in the United Kingdom and Japan	1,701	—	—
Other, net	(30)	(1,113)	1,871

Total provision for (benefit from) income taxes	$30,672	$21,023	$(10,736)

The deferred tax amounts have been classified in the Consolidated Balance Sheets as of December 31, 2007 and 2006 as follows:

	2007	2006
Current deferred tax assets	$17,665	$21,694
Current deferred tax liabilities	(1,929)	(3,143)
Valuation allowance	(446)	(3,607)

Current deferred tax asset, net	15,290	14,944

Non-current deferred tax assets	60,381	52,390
Non-current deferred tax liabilities	(3,930)	(2,647)
Valuation allowance	(10,596)	(25,114)

Non-current deferred tax asset, net	45,855	24,629

Net deferred tax assets	$61,145	$39,573

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities as of December 31, 2007 and 2006 are attributable to the following components:

	2007	2006
Deferred tax assets attributable to:
Receivable allowances	$1,421	$1,902
Accrued vacation	2,149	1,788
Accrued bonuses	11,246	7,429
Liability for nonqualified retirement plans	3,520	10,762
Accrued compensation – RSU plan	15,578	10,048
Accrued rent	2,809	1,674
Depreciation on property and equipment	3,056	1,818
Foreign net operating loss carryforwards	7,154	11,621
Goodwill	1,824	1,981
Accrued restructuring charges	2,646	5,624
Deferred compensation	5,096	6,748
U.S. foreign tax credit carryforwards	18,804	8,373
Other accrued expenses	2,743	3,304

Deferred tax assets, before valuation allowance	78,046	73,072

Deferred tax liabilities attributable to:
Unrealized gain on equity and warrant portfolio	(695)	394
Prepaid expenses	(583)	(686)
Other	(4,581)	(4,486)

Deferred tax liabilities	(5,859)	(4,778)

Valuation allowance	(11,042)	(28,721)

Net deferred tax assets	$61,145	$39,573

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance.

The valuation allowance decreased from $28.7 million as of December 31, 2006 to $11.0 million as of December 31, 2007. During 2007 the Company recorded a tax provision benefit of approximately $7.3 million related to the reversal of the valuation allowance on its U.S. foreign tax credits. The valuation allowances as of December 31, 2007 were related to certain foreign deferred tax assets and foreign net operating loss carryforwards. The Company intends to maintain these valuation allowances until sufficient positive evidence exists to support their reversal.

At December 31, 2007, the Company had $25.0 million of net operating loss carryforwards related to its foreign tax filings. Depending on the tax rules of the foreign tax jurisdictions, the losses can be carried forward indefinitely or the carryforward periods are limited, ranging from 5 years to 7 years. The Company also had U.S. foreign tax credit carryforwards of $18.8 million, expiring in 2009 through 2017.

As of December 31, 2007, the Company had unremitted earnings held in its foreign subsidiaries of approximately $48.5 million. The Company did not recognize a deferred tax liability for U.S. income taxes and

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. Determination of the amount of unrecognized deferred tax liability related to unremitted earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

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

As of January 1, 2007, the Company had $5.8 million of unrecognized tax benefits. As of December 31, 2007 the Company has $5.6 million of unrecognized tax benefits of which, if recognized, approximately $3.5 million, net of federal tax benefits, would be recorded as a component of income tax expense. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$5,803
Gross increases for tax positions of prior years	502
Gross decreases for tax positions of prior years	—
Lapse of statute of limitations	(753)

Gross unrecognized tax benefits at December 31, 2007	$5,552

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
Germany	2000–2006
Italy	2003–2006
United Kingdom	2002–2006
United States (1)	2000–2006

(1)	Includes federal as well as state and local jurisdictions, as applicable.

The Company is currently under audit by several U.S. state and local jurisdictions and several foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. Additionally, there are several statutes of limitation expected to close within the next 12 months. It is reasonably possible that a reduction of unrecognized tax benefits of $2.0 million may occur by December 31, 2008.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties are $1.5 million as of December 31, 2007.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas, which includes the United States, Canada, Mexico and Latin America; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and therefore are not included in the net revenue by geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflect the Company’s core operations.

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Revenue:
Americas	$333,561	$265,421	$238,582
Europe	207,504	163,605	134,259
Asia Pacific	78,589	49,497	39,456

Revenue before reimbursements (net revenue)	619,654	478,523	412,297
Reimbursements	28,612	23,471	20,553

Total	$648,266	$501,994	$432,850

Operating income:
Americas	$67,480	$53,929	$50,356
Europe	31,865	14,883	7,651
Asia Pacific	15,946	13,278	10,401

Total regions	115,291	82,090	68,408
Corporate	(35,787)	(31,633)	(24,429)

Operating income before restructuring charges	79,504	50,457	43,979
Restructuring charges	—	(408)	(22,493)

Total	$79,504	$50,049	$21,486

Depreciation and amortization:
Americas	$5,610	$4,566	$4,890
Europe	3,484	3,524	4,189
Asia Pacific	1,432	813	809

Total regions	10,526	8,903	9,888
Corporate	753	1,479	1,357

Total	$11,279	$10,382	$11,245

Capital expenditures:
Americas	$2,117	$1,977	$2,477
Europe	2,157	1,765	1,923
Asia Pacific	3,412	895	1,095

Total regions	7,686	4,637	5,495
Corporate	312	887	643

Total	$7,998	$5,524	$6,138

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets, and goodwill and other intangible assets, by segment, at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Identifiable assets:
Americas	$199,854	$174,046
Europe	188,030	171,620
Asia Pacific	82,059	59,661

Total regions	469,943	405,327
Corporate	146,941	107,982

Total	$616,884	$513,309

Goodwill and other intangible assets, net:
Americas	$69,941	$70,281
Europe	24,428	21,313
Asia Pacific	5,211	2,251

Total regions	99,580	93,845
Corporate	—	—

Total	$99,580	$93,845

19. Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus future interest as required by law. The amount of this bank guarantee is €5.7 million (equivalent to $8.3 million at December 31, 2007). The bank guarantee is determined based upon the tax audit assessment plus future accrued interest. See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.8 million as of December 31, 2007. No amount has been accrued for the Company’s obligation under these guarantee arrangements as no event of default exists or is expected.

20. Commitments and Contingencies

Operating Leases

The Company leases office space in various buildings for its own use. The terms of these office-related leases provide that the Company pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2024. The Company also leases certain computer equipment, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2007, 2006 and 2005, was $34.2 million, $29.2 million and $28.0 million, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2008	$32,294	$1,085	$33,379
2009	33,702	721	34,423
2010	25,381	289	25,670
2011	15,532	16	15,548
2012	12,097	—	12,097
Thereafter	84,950	—	84,950

Total	$203,956	$2,111	$206,067

The aggregate minimum future lease payments on office leases is $204.0 million. The Company has contractual sub-lease arrangements to receive aggregate sublease income of $10.8 million related to certain leases that expire at various dates through 2013. The sublease income relates to properties which were sublet as part of the office consolidations and closings previously announced. See Note 16, Restructuring Charges, for additional information.

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

In September 2007, Whitney Group and Whitney Group Asia (collectively “Whitney Group”) filed suit against the Company in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation, and subsequent hiring by the Company, of certain Whitney Group employees based in Hong Kong. On December 19, 2007, the parties to the suit agreed to a settlement in principle and release of all claims, both asserted and unasserted.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 to 2004, including an examination of the Company’s arrangement with professional services companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.2 million at December 31, 2007). No penalty has been included in this assessment. This final assessment has been appealed by the Company and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 4,

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash and Note 19, Guarantees. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

21. Subsequent Event

On February 8, 2008, the Board of Directors authorized management to repurchase shares of the Company’s common stock with an aggregate total amount up to $50 million. Following completion of the May 24, 2007 repurchase authorization, the Company intends from time to time and as business conditions warrant to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of the program.

PART II (continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the captions “Election of Class II Directors,” “Committees of the Board of Directors,” “Nominees for Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement and is incorporated herein by reference. See also “Executive Officers” included in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Executive Compensation,” “Director Compensation” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2008 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2007, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	2,349,631	(2)	$30.35	2,039,253
Equity compensation plans not approved by stockholders	—		—	—

Total equity compensation plans	2,349,631		$30.35	2,039,253

(1)	For a description of the types of securities that may be issued under our 2007 Heidrick & Struggles GlobalShare Program (the “Plan”), please read Note 13, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K. The amount of any type of security to be issued under the Plan is to be determined by the Compensation Committee at the date of grant.

(2)	Includes 1,634,736 restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions,” “Corporate Governance” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 34.

2. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K Filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent dated October 26, 2006 (Incorporated by referred to Exhibit 10.03 of the Registrant’s Form 10-K filed March 15, 2007)

*10.02	Amendment No. 1 to the Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated as of February 25, 2008.

10.03	Purchase Agreement, dated as of September 18, 2006, by and among Hudson Highland Group, Inc., Highland Partners Co (Canada), Highland Partners (Aust) Pty Ltd and Highland Partners Limited, and the Company, Heidrick & Struggles Canada, Inc. and Heidrick & Struggles Australia, Ltd (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K Filed September 20, 2006)

*10.04	Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007

10.05	Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 1.01 of the Registrants From 10-Q filed on April 3, 2007)

10.06	Employment agreement of Eileen A. Kamerick (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on August 6, 2004)

*10.07	Employment Agreement of K. Steven Blake

*10.08	Employment Agreement of David Peters

*10.09	Employment Agreement of Gerry Davis

*10.10	Employment Agreement of Valerie Germaine

*10.11	Employment Agreement of Sanjay Gupta

10.12	Separation Agreement and General Release between Vincent C. Perro and Heidrick & Struggles International, Inc., (Incorporated by reference to Exhibit 99.1 of the Registrants Form 8-K filed on February 20, 2007)

Exhibit No.	Description

10.13	2007 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed on June 8, 2007)

10.14	Heidrick & Struggles Incentive Plan (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 8-K, filed on June 8, 2007)

10.15	Form of Heidrick & Struggles Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed on June 8, 2007)

10.16	Form of Heidrick & Struggles Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 8-K filed on June 8, 2007)

10.17	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 10, 2006)

10.18	Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois, on February 28, 2008.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/s/ EILEEN A. KAMERICK
Title	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/s/ L. KEVIN KELLY L. Kevin Kelly (principal executive officer)	Chief Executive Officer and Director

/s/ EILEEN A. KAMERICK Eileen A. Kamerick (principal financial and accounting officer)	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

/s/ RICHARD I. BEATTIE Richard I. Beattie	Director

/s/ ANTONIO BORGES Antonio Borges	Director

/s/ JOHN A. FAZIO John A. Fazio	Director

/s/ JILL KANIN-LOVERS Jill Kanin-Lovers	Director

/s/ GARY E. KNELL Gary E. Knell	Director

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director

/s/ GERARD R. ROCHE Gerard R. Roche	Director

/s/ V. PAUL UNRUH V. Paul Unruh	Director