Form 10-Q
period 2008-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2008-05-05
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 28, 2008, there were 17,188,817 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$142,823	$260,580
Short-term investments	—	22,275
Accounts receivable, less allowance for doubtful accounts of $4,764 and $4,262 at March 31, 2008 and December 31, 2007, respectively	111,088	82,240
Other receivables	5,973	5,868
Prepaid expenses	19,375	15,026
Other current assets	1,538	1,419
Income taxes recoverable, net	1,965	—
Deferred income taxes, net	15,259	15,290

Total current assets	298,021	402,698

Non-current assets:
Property and equipment, net	20,153	18,730
Restricted cash	9,761	9,826
Assets designated for retirement and pension plans	28,187	26,067
Investments	10,028	7,832
Other non-current assets	7,855	6,296
Goodwill	85,616	84,217
Other intangible assets, net	15,059	15,363
Deferred income taxes, net	42,383	45,855

Total non-current assets	219,042	214,186

Total assets	$517,063	$616,884

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Current liabilities:
Accounts payable	$9,807	$8,699
Accrued salaries and employee benefits	89,712	197,954
Other current liabilities	45,246	43,238
Current portion of accrued restructuring charges	2,768	2,813
Income taxes payable, net	—	995

Total current liabilities	147,533	253,699

Non-current liabilities:
Retirement and pension plans	33,199	28,831
Non-current portion of accrued restructuring charges	6,081	6,735
Other non-current liabilities	21,629	17,819

Total non-current liabilities	60,909	53,385

Total liabilities	208,442	307,084

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,181,230 and 17,272,005 shares outstanding at March 31, 2008 and December 31, 2007, respectively	196	196
Treasury stock at cost, 2,404,547 and 2,313,772 shares at March 31, 2008 and December 31, 2007, respectively	(88,576)	(88,871)
Additional paid in capital	261,628	273,287
Retained earnings	105,452	100,624
Accumulated other comprehensive income	29,921	24,564

Total stockholders’ equity	308,621	309,800

Total liabilities and stockholders’ equity	$517,063	$616,884

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	$153,139	$143,126
Reimbursements	6,802	6,450

Total revenue	159,941	149,576

Operating expenses:
Salaries and employee benefits	110,606	98,359
General and administrative expenses	31,657	28,440
Reimbursed expenses	6,802	6,450

Total operating expenses	149,065	133,249

Operating income	10,876	16,327

Non-operating income (expense):
Interest income	2,058	1,876
Interest expense	(17)	(38)
Net realized and unrealized losses on equity and warrant portfolio, net of the consultant’s share of the losses	(24)	(59)
Other, net	(1,063)	233

Net non-operating income	954	2,012

Income before income taxes	11,830	18,339
Provision for income taxes	4,762	8,263

Net income	$7,068	$10,076

Basic weighted average common shares outstanding	17,296	17,847
Diluted weighted average common shares outstanding	18,460	19,029

Basic earnings per common share	$0. 41	$0.56
Diluted earnings per common share	$0.38	$0.53
Cash dividends paid per share	$0.13	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	19,586	$196	2,314	$(88,871)	$273,287	$100,624	$24,564	$309,800
Net income	—	—	—	—	—	7,068	—	7,068
Other comprehensive income:
Unrealized loss on available for sale investments	—	—	—	—	—	—	(278)	(278)
Foreign currency translation adjustment	—	—	—	—	—	—	5,635	5,635

Other comprehensive income	—	—	—	—	—	7,068	5,357	12,425

Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	10,537	—	—	10,537
Stock-based compensation	—	—	—	—	5,470	—	—	5,470
Exercise of stock options	—	—	(26)	1,000	(669)	—	—	331
Vesting of restricted stock units, net of tax withholdings	—	—	(478)	18,550	(25,411)	—	—	(6,861)
Purchases of treasury stock	—	—	595	(19,255)	—	—	—	(19,255)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,240)	—	(2,240)
Tax charges related to stock-based compensation	—	—	—	—	(1,586)	—	—	(1,586)

Balance at March 31, 2008	19,586	$196	2,405	$(88,576)	$261,628	$105,452	$29,921	$308,621

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,068	$10,076
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,707	2,700
Deferred income taxes	1,518	284
Net realized and unrealized losses on equity and warrant portfolio	24	59
Stock-based compensation expense, net	6,649	7,559
Cash paid for restructuring charges	(724)	(1,075)
Changes in assets and liabilities:
Trade and other receivables	(26,437)	(19,748)
Accounts payable	(307)	(1,220)
Accrued expenses	(104,237)	(65,527)
Income taxes recoverable and payable, net	(2,774)	5,057
Other assets and liabilities, net	(3,182)	(6,560)

Net cash used in operating activities	(119,695)	(68,395)

Cash flows from investing activities:
Decrease in restricted cash	191	—
Acquisition	(171)	(1,026)
Capital expenditures	(3,552)	(1,917)
Proceeds from sales of equity securities	80	136
Payments to consultants related to sales of equity securities	(18)	—
Proceeds from sales of short-term investments	22,275	51,500
Purchases of short-term investments	—	(7,950)
Other, net	—	7

Net cash provided by investing activities	18,805	40,750

Cash flows from financing activities:
Proceeds from stock options exercised	331	8,233
Purchases of treasury stock	(18,013)	(12,732)
Excess tax benefits related to stock-based compensation	—	3,981
Cash dividends paid	(2,246)	—
Other	140	1,128

Net cash provided by (used in) financing activities	(19,788)	610

Effect of foreign currency exchange rates on cash and cash equivalents	2,921	1,071

Net decrease in cash and cash equivalents	(117,757)	(25,964)

Cash and cash equivalents:
Beginning of period	260,580	147,440

End of period	$142,823	$121,476

Supplemental schedule of noncash financing activities:
Total value of treasury stock purchases	$19,255	$13,456
Cash paid for treasury stock purchases	(16,408)	(12,732)

Accrued treasury stock purchases	$2,847	$724

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(All tables in thousands, except per share figures)

(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Heidrick & Struggles International, Inc., and subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity and cash flows. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 28, 2008.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 28, 2008.

Recently Adopted Financial Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 5, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The Company has currently chosen not to adopt the provisions of SFAS No. 159 for its existing financial instruments.

Recently Issued Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial condition and results of operations.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2008	2007
Total stock-based compensation expense included in net income	$6,649	$7,559
Income tax benefit to stock-based compensation included in net income	$2,726	$3,099

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2008:

	Number of Restricted Stock Units	Weighted- Average Grant- date Fair Value
Outstanding on December 31, 2007	1,634,736	$40.23
Granted	1,043,702	$33.77
Vested and converted to common stock	(695,633)	$38.99
Forfeited	(23,666)	$42.23

Outstanding on March 31, 2008	1,959,139	$37.21

As of March 31, 2008, there was $40.3 million of pre-tax total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.

Non-qualified Stock Options

Activity for non-qualified stock options for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2007	714,895	$30.35	2.4	$10,395
Granted	134,952	$33.79
Exercised	(25,779)	$12.86
Expired	(250)	$14.00
Forfeited	(3,334)	$35.61

Outstanding on March 31, 2008	820,484	$31.45	3.5	$11,971

Exercisable on March 31, 2008	553,079	$30.74	2.1	$9,041

As of March 31, 2008, there was $2.1 million of pre-tax total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended March 31,
	2008	2007
Weighted average grant date fair value of stock options granted	$10.50	$13.70
Total grant date fair value of stock options vested	986	856
Total intrinsic value of stock options exercised	569	6,657

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected life (in years) (1)	4.7	3.3
Risk-free interest rate	2.5%	4.7%
Expected volatility	37.7%	31.7%
Expected dividend yield (2)	1.5%	0%

(1)	Options granted during 2008 and 2007 have a contractual term of 10 years and 5 years, respectively.
(2)	Options granted during 2007 were granted prior to the Company’s initiation of a cash dividend in September 2007, thus the expected dividend yield on the date of grant was 0%.

The expected option life input is based on a forward-looking stock price Monte Carlo simulation model incorporating the Company’s historical exercise data and projected post-vest turnover rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected option life. The expected volatility is based on a simple average of the historical volatility of the Company’s stock corresponding to the expected life of the option and the implied volatility provided by its traded options pursuant to SEC Staff Accounting Bulletin No. 107.

4.	Restricted Cash

The Company had deposits of $8.3 million at March 31, 2008 and December 31, 2007 in a U.S dollar bank account in support of a €5.7 million (equivalent to $9.0 million at March 31, 2008) bank guarantee related to an ongoing tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $6.7 million at March 31, 2008) plus post-assessment accrued interest on that assessment amount. See Note 13, Commitments and Contingencies, for a discussion of the tax audit.

Upon review of the terms of the restrictions on the use of the pledged cash, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007. The restricted cash is reflected in non-current assets based on the terms of the guarantee which require that it be renewed annually until the results of the tax audit are settled. At this time, the Company is not able to determine when a settlement will be reached.

The restricted cash balance includes $1.5 million at March 31, 2008 and December 31, 2007 of restricted cash in support of lease guarantees and deposits. In accordance with the terms of the lease agreements, the cash balances are restricted through the term of the lease agreements which extend through 2013.

5.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Substantially all of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.

6.	Goodwill and Other Intangible Assets

During the first quarter of 2008, the Company recorded $0.2 million of goodwill related to the acquisition of Advantage Recruitment (Thailand) Ltd. The previous owner, who is now a Heidrick & Struggles employee, is eligible to receive earnout payments up to a total of $0.2 million.

In connection with the Company’s 2006 acquisition of Highland Partners, Hudson Highland Group, Inc. is eligible to receive up to $15 million in earnout payments based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The Company paid $3.4 million of the earnout related to 2007 performance in April 2008.

In connection with the Company’s 2007 acquisition of RentonJames, the previous owners, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to a total of $2.8 million based on achievement of certain revenue metrics in 2007, 2008 and 2009. The Company expects to pay approximately $1.6 million of the earnout related to 2007 performance in the second quarter of 2008.

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2008 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2007	$59,341	$20,409	$4,467	$84,217
Acquisition of Advantage Recruitment (Thailand) Ltd.	—	—	171	171
Exchange rate fluctuations	(98)	1,265	61	1,228

Balance at March 31, 2008	$59,243	$21,674	$4,699	$85,616

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	March 31, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.4	$23,354	$(9,778)	$13,576	$22,924	$(9,130)	$13,794
Candidate database	6.0	1,800	(450)	1,350	1,800	(375)	1,425
Other	5.1	173	(40)	133	175	(31)	144

Total intangible assets	13.6	$25,327	$(10,268)	$15,059	$24,899	$(9,536)	$15,363

Intangible asset amortization expense for the three months ended March 31, 2008 and 2007 was $0.5 and $0.6 million, respectively. The estimated intangible amortization expense is approximately $2.0 million for fiscal years 2008 through 2009, $1.9 million for fiscal year 2010, $1.7 million for fiscal year 2011, and $1.5 million for fiscal year 2012. These amounts are based on intangible assets recorded as of March 31, 2008 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

7.	Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$35	$35
Interest cost	329	268
Amortization of net gain	(170)	(30)

Net periodic benefit cost	$194	$273

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three months ended March 31, 2008.

8.	Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$7,068	$10,076

Weighted average common shares outstanding	17,296	17,847
Dilutive common shares	1,164	1,182

Weighted average diluted common shares outstanding	18,460	19,029

Basic earnings per common share	$0.41	$0.56
Diluted earnings per common share	$0.38	$0.53

Options to purchase 0.6 million and 0.1 million shares of common stock that were outstanding at March 31, 2008 and 2007, respectively, were not included in the respective computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

9.	Restructuring Charges

Changes in the accrual for restructuring charges for the three months ended March 31, 2008 are as follows:

Accrual balance at December 31, 2007	$9,548
Cash payments	(724)
Exchange rate fluctuations	25

Accrual balance at March 31, 2008	$8,849

The accrued restructuring charges as of March 31, 2008 relate to real estate leases, which require cash payments through the lease terms, reduced by sublease income, or until such time as lease negotiations with the lessor to terminate the lease are completed. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2008 will be $2.8 million with the remainder payable over the remaining lease terms of the vacated properties.

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

In the first quarter of 2008, the Company reported income before taxes of $11.8 million and recorded an income tax provision of $4.8 million. The Company’s effective tax rate for the first quarter of 2008 was 40.3%.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2008	2007
Revenue:
Americas	$77,337	$83,399
Europe	52,866	42,555
Asia Pacific	22,936	17,172

Revenue before reimbursements (net revenue)	153,139	143,126
Reimbursements	6,802	6,450

Total	$159,941	$149,576

Operating income:
Americas	$11,724	$16,668
Europe	5,261	3,799
Asia Pacific	2,722	4,379

Total regions	19,707	24,846
Corporate	(8,831)	(8,519)

Total	$10,876	$16,327

Depreciation and amortization:
Americas	$1,326	$1,407
Europe	681	847
Asia Pacific	529	264

Total regions	2,536	2,518
Corporate	171	182

Total	$2,707	$2,700

Capital expenditures:
Americas	$827	$488
Europe	1,011	380
Asia Pacific	1,567	985

Total regions	3,405	1,853
Corporate	147	64

Total	$3,552	$1,917

Identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	March 31, 2008	December 31, 2007
Identifiable assets:
Americas	$205,754	$199,854
Europe	169,094	188,030
Asia Pacific	71,797	82,059

Total regions	446,645	469,943
Corporate	70,418	146,941

Total	$517,063	$616,884

Goodwill and other intangible assets, net:
Americas	$69,428	$69,941
Europe	25,810	24,428
Asia Pacific	5,437	5,211

Total regions	100,675	99,580
Corporate	—	—

Total	$100,675	$99,580

12.	Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus post-assessment interest as required by law. The amount of this bank guarantee is €5.7 million (equivalent to $9.0 million at March 31, 2008). The bank guarantee is determined based upon the tax audit assessment plus post-assessment accrued interest. See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.0 million as of March 31, 2008. No amount has been accrued for the Company’s obligation under these guarantee arrangements as no event of default exists or is expected.

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

In September 2007, Whitney Group and Whitney Group Asia (collectively “Whitney Group”) filed suit against the Company in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation, and subsequent hiring by the Company, of certain Whitney Group employees based in Hong Kong. On December 19, 2007, the parties to the suit agreed to a settlement in principle and release of all claims, both asserted and unasserted. The parties are working to finalize the terms of a release of claims.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.7 million at March 31, 2008). No penalty has been included in this assessment. This final assessment has been appealed by the Company, and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 4, Restricted Cash and Note 12, Guarantees. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things: our ability to attract and retain qualified executive search consultants; the condition of the economies in the United States, Europe, or elsewhere; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax loss carryforwards; the timing of a partial release or full reversal of deferred tax asset valuation allowance; the mix of profit or loss by country; an impairment of our goodwill and other intangible assets; and delays in the development and/or implementation of new technology and systems. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2007 under Risk Factors in Item 1. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leading provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. Focusing on top-level services offers us several advantages, including access to, and influence with, key decision makers, increased potential for recurring search consulting engagements, higher fees per search and enhanced brand visibility, all of which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, top team effectiveness, executive assessment, talent management, executive development, and M&A human capital effectiveness.

We provide our services to a broad range of clients through the expertise of approximately 400 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, new search confirmation trends, consultant productivity measured as revenue per consultant, and average fee per executive search.

Revenue growth is driven by a combination of additional consultants, an increase in executive search wins, higher consultant productivity and higher average fees per search or service. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

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

Recent Developments

In the first quarter of 2008, we changed the deferral arrangement of bonuses for all consultants and management globally. The portion of the bonus previously deferred into restricted stock units will now be deferred into cash payable ratably over a three-year period. A premium of 10% will continue to be applied to the bonus amount deferred. The portion of the bonus that will be deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2008, began on January 1, 2008 and continues through the final payment date, which is three years from the date of the original deferral. These amounts are recorded as a component of other non-current liabilities in the condensed consolidated balance sheet. For the time being, we will continue to grant restricted stock units under other existing programs.

In February of 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of March 31, 2008, we had not repurchased any shares of our common stock under the February 2008 authorization.

In March of 2008, we completed the repurchase of 1.4 million shares of our common stock for $50 million as authorized by our Board of Directors in May 2007.

2008 Outlook

Our 2008 expectations for net revenue are between $650 and $670 million, representing growth of between 5% and 8% over 2007 net revenue. We are targeting a 2008 full-year operating margin of approximately 13%. Net income and earnings per share in 2008 are expected to reflect a full-year effective tax rate of between 38% and 42%. Quarterly and full-year tax rate estimates can be impacted by country-level results and can also vary significantly by reporting period as a result of discrete items that require immediate recognition in a particular quarter.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	4.4	4.5

Total revenue	104.4	104.5

Operating expenses:
Salaries and employee benefits	72.2	68.7
General and administrative expenses	20.7	19.9
Reimbursements	4.4	4.5

Total operating expenses	97.3	93.1

Operating income	7.1	11.4

Non-operating income (expense):
Interest income	1.3	1.3
Interest expense	—	—
Net realized and unrealized losses on equity and warrant portfolio, net of the consultants’ share of the losses	—	—
Other, net	(0.7)	0.2

Net non-operating income	0.6	1.4

Income before income taxes	7.7	12.8
Provision for income taxes	3.1	5.8

Net income	4.6%	7.0%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue:
Americas	$77,337	$83,399
Europe	52,866	42,555
Asia Pacific	22,936	17,172

Revenue before reimbursements (net revenue)	153,139	143,126
Reimbursements	6,802	6,450

Total	$159,941	$149,576

Operating income:
Americas	$11,724	$16,668
Europe	5,261	3,799
Asia Pacific	2,722	4,379

Total regions	19,707	24,846
Corporate	(8,831)	(8,519)

Total	$10,876	$16,327

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Total revenue. Consolidated total revenue increased $10.4 million, or 6.9%, to $159.9 million in 2008 from $149.6 million in 2007. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $10.0 million, or 7.0%, to $153.1 million for the three months ended March 31, 2008 from $143.1 million for the three months ended March 31, 2007. Revenue growth in Europe and Asia Pacific was partially offset by a slowdown in certain sub sectors of the Financial Services industry group in the Americas. The number of confirmed executive searches was approximately 3% lower than in the 2007 first quarter but increased 26% sequentially compared to the 2007 fourth quarter. There were 408 executive search consultants as of March 31, 2008, compared to 386 as of December 31, 2007 and 414 as of March 31, 2007. Productivity, as measured by annualized revenue per executive search consultant, increased to $1.4 million from $1.3 million in the 2007 first quarter, and the average fee per executive search was $106,700, compared to $96,300 in the 2007 first quarter.

Net revenue in the Americas was $77.3 million for the three months ended March 31, 2008, a decrease of $6.1 million, or 7.3%, from $83.4 million in the first quarter of 2007. The Technology, Health Care/Life Sciences, and Business and Professional Services industry groups each achieved at least 15% year-over-year net revenue growth, offset by the decline in revenue in the Financial Services industry group. The positive impact of exchange rate fluctuations contributed approximately one percentage point of revenue growth in the 2008 first quarter.

Net revenue in Europe was $52.9 million for the three months ended March 31, 2008, an increase of $10.3 million, or 24.2%, from $42.6 million in the first quarter of 2007. Every industry practice group achieved year-over-year net revenue growth, with the Industrial and Technology industry groups being the largest contributors. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 10 percentage points in the first quarter of 2008.

In Asia Pacific, net revenue was $22.9 million for the three months ended March 31, 2008, an increase of $5.8 million, or 33.6%, from $17.2 million in the first quarter of 2007. The Financial Services, Industrial, and Business and Professional Services industry groups were the primary drivers of growth. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 11 percentage points in the 2008 first quarter.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $12.2 million, or 12.5%, to $110.6 million for the three months ended March 31, 2008 from $98.4 million for the three months ended March 31, 2007. This increase primarily reflects higher fixed salary expense, higher bonus accruals associated with higher expected revenue levels, and a charge related to an executive separation and transition agreement. Fixed salaries and employee benefits expense increased $7.8 million due to a 5.1% increase in headcount since the 2007 first quarter. Performance-related compensation expense increased $4.5 million in the first quarter of 2008 compared to the first quarter of 2007 as a result of higher net revenue levels throughout the last year. Excluding a negative impact of $5.5 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased 6.9% compared to the same quarter in 2007.

As a percentage of net revenue, salaries and employee benefits expense was 72.2% in the first quarter of 2008, compared to 68.7% in the first quarter of 2007.

General and administrative expenses. Consolidated general and administrative expenses increased $3.2 million, or 11.3%, to $31.7 million for the three months ended March 31, 2008 from $28.4 million for the three months ended March 31, 2007. The year-over-year increase is primarily related to a $2.5 million increase in premise-related costs for new offices and renewal of leases for existing offices. Excluding a negative impact of $1.3 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 6.9% compared to the same quarter in 2007.

As a percentage of net revenue, general and administrative expenses were 20.7% in the first quarter of 2008, compared to 19.9% in the first quarter of 2007.

Operating income. Our consolidated operating income was $10.9 million for the three months ended March 31, 2008 compared to operating income of $16.3 million for the three months ended March 31, 2007.

The decrease in operating income of $5.5 million was due to an increase in net revenue of $10.0 million, offset by increases in salaries and employee benefits expense of $12.2 million and general and administrative expenses of $3.2 million.

In the Americas, operating income for the three months ended March 31, 2008 decreased $4.9 million to $11.7 million from $16.7 million for the three months ended March 31, 2007. The decrease is due to lower net revenue of $6.1 million and an increase in general and administrative expenses of $0.9 million related to an increase in premise-related expenses for new offices and renewal of leases for existing offices primarily in New York, offset by a decrease in salaries and employee benefits expense of $2.1 million.

In Europe, operating income for the three months ended March 31, 2008 increased $1.5 million to $5.3 million from $3.8 million for the three months ended March 31, 2007. The increase in net revenue of $10.3 million was offset by an increase in salary and employee benefits expenses of $7.5 million and general and administrative expenses of $1.4 million.

In Asia Pacific, operating income for the three months ended March 31, 2008 was $2.7 million, a decrease of $1.7 million, compared to $4.4 million for the three months ended March 31, 2007. The increase in net revenue of $5.8 million was offset by increases of $5.8 million in salaries and employee benefits expense and $1.6 million of general and administrative expenses. This reflected planned investments to grow this region in the past year, including salaries and employee benefits expense associated with a 35% increase in executive search headcount, as well as increased infrastructure costs related to new and existing offices.

Unallocated corporate expenses for the three months ended March 31, 2008 were $8.8 million compared to $8.5 million for the three months ended March 31, 2007. The increase of $0.3 million was due to a $1.0 million increase in salaries and benefits primarily related to a charge for an executive separation and transition agreement, which was offset by a decrease of $0.7 million in general and administrative expenses.

Net non-operating income. Net non-operating income was $1.0 million for the three months ended March 31, 2008, compared to $2.0 million for the three months ended March 31, 2007.

Net interest income in the first quarter of 2008 was $2.1 million compared to $1.8 million for the three months ended March 31, 2007.

Net other non-operating expense was $1.1 million in the first quarter of 2008, compared to net other non-operating income of $0.2 million in the first quarter of 2007. Other non-operating income (expense) consists primarily of exchange gains and losses on cash and intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In determining the quarterly provision for income taxes, we used an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In the first quarter of 2008, we reported income before taxes of $11.8 million and recorded an income tax provision of $4.8 million, which resulted in an effective tax rate of 40.3% for the first quarter of 2008.

In the first quarter of 2007, we reported income before taxes of $18.3 million and recorded an income tax provision of $8.3 million. An estimated annual effective tax rate of 42% was used to record the income tax provision for the first three months of 2007. The income tax provision included $0.6 million of expense related to certain discrete adjustments recorded in the first three months of 2007 that were not considered in the estimated annual effective tax rate. Such items included certain one-time costs associated with tax planning initiatives.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges, stock repurchase program, cash dividends and acquisitions.

We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Lines of credit. Since October 2006, we have had a $100 million committed unsecured revolving facility (the “Facility”). Under the Facility, we may borrow U.S. dollars, euros, or other major traded currencies as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by our leverage ratio. A facility fee is charged even if no portion of the Facility is used. The Facility expires in October 2011.

There were no borrowings during the quarters ended March 31, 2008 or 2007, or outstanding under the Facility at either March 31, 2008 or December 31, 2007. During the quarters ended March 31, 2008 and 2007, we were in compliance with the financial covenants of the Facility and no event of default existed.

Cash, cash equivalents and short-term investments. Cash and cash equivalents were $142.8 million at March 31, 2008. The amount of cash, cash equivalents and short-term investments at December 31, 2007 and March 31, 2007 were $282.9 million and $151.3 million, respectively.

Cash flows from operating activities. For the three months ended March 31, 2008, cash used in operating activities was $119.7 million, principally reflecting our net income less the payment of cash bonuses of approximately $135 million during the first quarter of 2008 and an increase in trade receivables related to higher first quarter revenues.

For the three months ended March 31, 2007, cash used in operating activities was $68.4 million, principally reflecting our net income less the payment of cash bonuses of approximately $98 million in March 2007 and an increase in trade receivables related to higher first quarter revenues.

Cash flows from investing activities. Cash provided by investing activities was $18.8 million for the three months ended March 31, 2008 primarily as a result of the net proceeds from sales of short-term investments of $22.3 million offset by capital expenditures of $3.6 million.

Cash provided by investing activities was $40.8 million for the three months ended March 31, 2007 primarily as a result of the net proceeds from sales and purchases of short-term investments of $43.6 million offset by capital expenditures of $1.9 million.

Cash flows from financing activities. Cash used in financing activities for the three months ended March 31, 2008 was $19.8 million primarily as a result of repurchasing $18.0 million of our common stock and a quarterly cash dividend payment of $2.2 million.

Cash provided by financing activities for the three months ended March 31, 2007 was $0.6 million primarily as a result of $8.2 million of proceeds from stock options exercised during the period and $4.0 million of tax benefits associated with the exercise or vesting of equity awards offset by the repurchase of $12.7 million of our common stock.

In September 2007, our Board of Directors approved the initiation of a quarterly cash dividend payment in the amount of $0.13 per share. On an annual basis, the cash dividend is expected to be $0.52 per share. On February 15, 2008, we paid $2.2 million to shareholders of record as of February 1, 2008. A cash dividend payable of $2.2 million has been reported as an other current liability on the Condensed Consolidated Balance Sheet as of March 31, 2008 related to the second quarter 2008 quarterly cash dividend payment.

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,132,073 shares of our common stock for $50 million under the May 2006 authorization, which was completed during the third quarter of 2007.

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,403,738 million shares of our common stock for $50 million under the May 2007 authorization, which was completed on March 31, 2008.

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of March 31, 2008, we had not repurchased any shares of our common stock under the February 2008 authorization.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States (GAAP). Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on February 28, 2008 and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, stock-based compensation, accruals related to the consolidation and closing of offices recorded as part of our restructuring charges, income taxes, goodwill and other intangible assets and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on February 28, 2008.

Recently Adopted Financial Accounting Standards

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 5, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial condition or results of operations.

On January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. We have currently chosen not to adopt the provisions of SFAS No. 159 for its existing financial instruments.

Recently Issued Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. We are currently evaluating the impact that SFAS No. 160 will have on our financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations primarily in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. Outside of the Americas, Europe is our largest region in terms of net revenue. For the three months ended March 31, 2008, a 1% change in the average exchange rate of the British pound and the euro would have increased or decreased our net income by less than $0.1 million. For financial information by geographic segment, see Note 11, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

Derivative instruments. We receive warrants for equity securities in our client companies, in addition to our cash fee, for services rendered on some searches. Some of the warrants meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. These derivative instruments are initially recorded at their fair value using a Black-Scholes model, in the Condensed Consolidated Balance Sheets, with a corresponding amount recorded as net revenue in the Condensed Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of these derivative instruments are recorded in the Condensed Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses). Upon a value event such as an initial public offering or an acquisition, the warrants are monetized, resulting in a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2007, Whitney Group and Whitney Group Asia (collectively “Whitney Group”) filed suit against us in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation, and subsequent hiring by us, of certain Whitney Group employees based in Hong Kong. On December 19, 2007, the parties to the suit agreed to a settlement in principle and release of all claims, both asserted and unasserted. The parties are working to finalize the terms of a release of claims.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.7 million at March 31, 2008). No penalty has been included in this assessment. This final assessment has been appealed by us and the enforcement of the assessment has been suspended until a final determination of the appeal. We have provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 4, Restricted Cash and Note 12, Guarantees, in the Notes to Condensed Consolidated Financial Statements. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended March 31, 2008. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Jan. 1, 2008 – Jan. 31, 2008	—	$—	—	$19,254,908
Feb. 1, 2008 – Feb. 29, 2008	40,000	35.04	40,000	67,853,436
Mar. 1, 2008 – Mar. 31, 2008	554,807	32.18	554,807	50,000,000

Total	594,807		594,807

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,403,738 million shares of our common stock for $50 million under the May 2007 authorization, which was completed on March 31, 2008.

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of March 31, 2008, we had not repurchased any shares of our common stock under the February 2008 authorization.

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

Date: May 5, 2008

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Eileen A. Kamerick
Eileen A. Kamerick
Executive Vice President, Chief Financial Officer and Chief Administrative Officer