Form 10-Q
period 2008-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2008-08-06
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 1, 2008, there were 16,469,414 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$146,074	$260,580
Short-term investments	—	22,275
Accounts receivable, less allowance for doubtful accounts of $5,010 and $4,262 at June 30, 2008 and December 31, 2007, respectively	115,828	82,240
Other receivables	7,072	5,868
Prepaid expenses	21,159	15,026
Other current assets	1,537	1,419
Income taxes recoverable, net	4,039	—
Deferred income taxes, net	15,211	15,290

Total current assets	310,920	402,698

Non-current assets:
Property and equipment, net	19,615	18,730
Restricted cash	9,806	9,826
Assets designated for retirement and pension plans	28,106	26,067
Investments	9,831	7,832
Other non-current assets	6,002	6,296
Goodwill	92,223	84,217
Other intangible assets, net	15,621	15,363
Deferred income taxes, net	40,986	45,855

Total non-current assets	222,190	214,186

Total assets	$533,110	$616,884

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Current liabilities:
Accounts payable	$8,251	$8,699
Accrued salaries and employee benefits	113,763	197,954
Other current liabilities	43,856	44,376
Current portion of accrued restructuring charges	2,741	2,813
Income taxes payable, net	—	995

Total current liabilities	168,611	254,837

Non-current liabilities:
Retirement and pension plans	33,271	28,831
Non-current portion of accrued restructuring charges	5,439	6,735
Other non-current liabilities	24,276	16,681

Total non-current liabilities	62,986	52,247

Total liabilities	231,597	307,084

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 16,465,355 and 17,272,005 shares outstanding at June 30, 2008 and December 31, 2007, respectively	196	196
Treasury stock at cost, 3,120,422 and 2,313,772 shares at June 30, 2008 and December 31, 2007, respectively	(108,307)	(88,871)
Additional paid in capital	264,820	273,287
Retained earnings	116,062	100,624
Accumulated other comprehensive income	28,742	24,564

Total stockholders’ equity	301,513	309,800

Total liabilities and stockholders’ equity	$533,110	$616,884

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	$169,518	$160,053	$322,657	$303,179
Reimbursements	8,297	7,308	15,099	13,758

Total revenue	177,815	167,361	337,756	316,937

Operating expenses:
Salaries and employee benefits	117,318	110,686	227,924	209,045
General and administrative expenses	33,533	29,855	65,190	58,295
Reimbursed expenses	8,297	7,308	15,099	13,758

Total operating expenses	159,148	147,849	308,213	281,098

Operating income	18,667	19,512	29,543	35,839

Non-operating income (expense):
Interest income	942	1,627	3,000	3,503
Interest expense	(37)	(8)	(54)	(46)
Other, net	982	384	(105)	558

Net non-operating income	1,887	2,003	2,841	4,015

Income before income taxes	20,554	21,515	32,384	39,854
Provision for income taxes	7,810	496	12,572	8,759

Net income	$12,744	$21,019	$19,812	$31,095

Basic weighted average common shares outstanding	16,884	18,034	17,090	17,939
Diluted weighted average common shares outstanding	17,672	18,981	18,066	19,002

Basic earnings per common share	$0.75	$1.17	$1.16	$1.73
Diluted earnings per common share	$0.72	$1.11	$1.10	$1.64
Cash dividends paid per share	$0.13	$—	$0.26	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	19,586	$196	2,314	$(88,871)	$273,287	$100,624	$24,564	$309,800
Net income	—	—	—	—	—	19,812	—	19,812
Other comprehensive income:
Unrealized loss on available for sale investments	—	—	—	—	—	—	(361)	(361)
Foreign currency translation adjustment	—	—	—	—	—	—	4,539	4,539

Other comprehensive income	—	—	—	—	—	19,812	4,178	23,990

Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	10,536	—	—	10,536
Stock-based compensation	—	—	—	—	11,793	—	—	11,793
Exercise of stock options	—	—	(44)	1,643	(1,063)	—	—	580
Vesting of restricted stock units, net of tax withholdings	—	—	(509)	19,701	(27,952)	—	—	(8,251)
Purchases of treasury stock	—	—	1,368	(41,088)	—	—	—	(41,088)
Issuance of treasury stock	—	—	(9)	308	(70)	—	—	238
Cash dividends ($0.13 per share)	—	—	—	—	—	(4,374)	—	(4,374)
Tax charges related to stock-based compensation	—	—	—	—	(1,711)	—	—	(1,711)

Balance at June 30, 2008	19,586	$196	3,120	$(108,307)	$264,820	$116,062	$28,742	$301,513

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$19,812	$31,095
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,360	5,516
Deferred income taxes	4,975	(8,444)
Net realized and unrealized losses on equity and warrant portfolio	2	123
Stock-based compensation expense, net	12,569	18,047
Cash paid for restructuring charges	(1,405)	(2,047)
Changes in assets and liabilities:
Trade and other receivables	(33,783)	(33,554)
Accounts payable	361	682
Accrued expenses	(76,963)	(41,888)
Income taxes recoverable, net	(7,093)	(1,847)
Other assets and liabilities, net	(7,493)	(6,097)

Net cash used in operating activities	(83,658)	(38,414)

Cash flows from investing activities:
Restricted cash	138	(1,236)
Acquisition of businesses, net of cash acquired	(11,045)	(1,261)
Capital expenditures	(5,168)	(3,010)
Proceeds from sales of equity securities	426	305
Payments to consultants related to sales of equity securities	(169)	(124)
Proceeds from sales of short-term investments	22,275	81,325
Purchases of short-term investments	—	(78,725)
Proceeds from sale of a business	1,559	—
Other, net	8	17

Net cash provided by (used in) investing activities	8,024	(2,709)

Cash flows from financing activities:
Proceeds from stock options exercised	580	16,983
Purchases of treasury stock	(41,987)	(24,887)
Excess tax benefits related to stock-based compensation	—	7,571
Cash dividends paid	(4,481)	—
Other	128	293

Net cash used in financing activities	(45,760)	(40)

Effect of foreign currency exchange rates on cash and cash equivalents	6,888	2,917

Net decrease in cash and cash equivalents	(114,506)	(38,246)
Cash and cash equivalents at beginning of period	260,580	147,440

Cash and cash equivalents at end of period	$146,074	$109,194

Supplemental schedule of noncash financing activities:
Beginning of period – Accrued treasury stock purchases	$1,605	$—
Treasury stock purchases	41,088	25,907
Cash paid for treasury stock purchases	(41,987)	(24,887)

Accrued treasury stock purchases	$706	$1,020

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

Recently Adopted Financial Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 5, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions, until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. Currently the Company does not have any minority interests.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).

A summary of information with respect to share-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total share-based compensation expense included in net income	$5,919	$10,488	$12,569	$18,047

Income tax benefit to share-based compensation included in net income	2,368	4,090	5,027	7,038

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2008:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2007	1,634,736	$40.23
Granted	1,165,140	$33.23
Vested and converted to common stock	(736,964)	$39.01
Forfeited	(83,174)	$38.67

Outstanding on June 30, 2008	1,979,738	$36.63

As of June 30, 2008, there was $34.7 million of pre-tax total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.3 years.

Non-qualified Stock Options

Non-qualified stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2007	714,895	$30.35	2.4	$10,395
Granted	141,952	$33.54
Exercised	(43,516)	$13.32
Expired	(8,393)	$35.31
Forfeited	(19,168)	$42.55

Outstanding on June 30, 2008	785,770	$31.51	3.2	$11,564

Exercisable on June 30, 2008	582,646	$29.96	1.7	$9,294

As of June 30, 2008, there was $1.9 million of pre-tax total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.3 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average grant-date fair value of stock options granted	$8.90	$14.00	$10.42	$13.73
Total grant-date fair value of stock options vested	515	1,741	1,501	2,596
Total intrinsic value of stock options exercised	261	9,746	830	16,403

4.	Restricted Cash

The Company had deposits of $8.3 million at June 30, 2008 and December 31, 2007, respectively, in a U.S dollar bank account in support of a €5.7 million (equivalent to $8.9 million at June 30, 2008) bank guarantee related to an ongoing tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $6.7 million at June 30, 2008) plus post-assessment accrued interest on that assessment amount. See Note 14, Commitments and Contingencies, for a discussion of the tax audit.

Based on the restrictions of the use of the pledged cash and the terms of the guarantee, the Company has reported these funds as restricted cash in non-current assets on the Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007. At this time, the Company is not able to determine when a settlement will be reached.

Restricted cash also includes $1.5 million at June 30, 2008 and December 31, 2007, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the term of the lease agreements which extend through 2013.

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

Substantially all of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.

6.	Acquisitions

Advantage Recruitment (Thailand) Ltd.

During the first quarter of 2008, the Company acquired Advantage Recruitment (Thailand) Ltd. (“Advantage Recruitment”) pursuant to an asset purchase for $0.2 million, which was funded from existing cash. The Company recorded $0.2 million of goodwill related to the acquisition. The previous owner, who is now a Heidrick & Struggles employee, is eligible to receive earnout payments up to a total of $0.2 million.

Schwab Enterprise, LLC

On April 9, 2008, the Company acquired Schwab Enterprise, LLC (“Schwab”), an executive search boutique firm in the United States, specializing in the hedge fund sector. The Company acquired Schwab for $1.6 million plus $0.1 million of capitalized acquisition costs pursuant to a stock purchase, which was funded from existing cash. In addition, the Company accrued $0.2 million related to working capital adjustments that will be paid in the third quarter of 2008. As part of the purchase price, the Company acquired $1.0 million of assets and assumed $0.4 million of liabilities. The Company also recorded $0.3 million of identifiable intangible assets and $1.0 million of goodwill. The previous owners of Schwab, who are now Heidrick & Struggles employees, will be eligible to receive earnout payments of up to $4.4 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $6.0 million. This acquisition is not considered material to the Company, and, therefore, pro-forma information has not been presented. See Note 7, Goodwill and Other Intangible Assets, for a discussion of the acquired assets.

IronHill Partners, LLC

On May 23, 2008, the Company acquired IronHill Partners, LLC (“IronHill”), an executive search boutique firm in the United States, specializing in the venture capital sector with a particular focus on technology companies. The Company acquired IronHill for $4.5 million plus $0.2 million of capitalized acquisition costs pursuant to an asset purchase, which was funded from existing cash. In addition, the Company accrued $0.1 million related to working capital adjustments that will be paid in the third quarter of 2008. As part of the purchase price, the Company acquired $0.5 million of assets and assumed $0.1 million of liabilities. The Company also recorded $0.8 million of identifiable intangible assets and $3.6 million of goodwill based upon a preliminary third-party valuation. The previous owners of IronHill, who are now Heidrick & Struggles employees, will be eligible to receive earnout payments up to $4.5 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $9.0 million. This acquisition is not considered material to the Company, and, therefore, pro-forma information has not been presented. See Note 7, Goodwill and Other Intangible Assets, for a discussion of the acquired assets.

These acquisitions were accounted for using the purchase method of accounting for business combinations, and the results of operations of these entities have been included in the consolidated financial statements since their respective acquisition dates.

7.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2008 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2007	$59,341	$20,409	$4,467	$84,217
Advantage Recruitment acquisition	—	—	171	171
Schwab acquisition	1,048	—	—	1,048
IronHill acquisition	3,601	—	—	3,601
Highland Partners earnout	2,300	8	48	2,356
RentonJames earnout adjustment	—	—	(321)	(321)
Exchange rate fluctuations	(77)	1,244	(16)	1,151

Balance at June 30, 2008	$66,213	$21,661	$4,349	$92,223

Refer to Note 6, Acquisitions, for a description of the goodwill associated with the acquisitions of Advantage Recruitment, Schwab and IronHill.

In connection with the Company’s 2006 acquisition of Highland Partners, Hudson Highland Group, Inc. is eligible to receive up to $15.0 million in earnout payments based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The Company paid $3.4 million of the earnout related to 2007 performance in April 2008 and has accrued $2.4 million related to amounts earned from January 1, 2008 through June 30, 2008, which will be paid in the first quarter of 2009.

In connection with the Company’s 2007 acquisition of RentonJames, the previous owners, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to a total of $2.8 million based on achievement of certain revenue metrics in 2007, 2008 and 2009. The Company paid $1.3 million of the earnout related to 2007 performance in June 2008.

The purchase price allocation and the resulting goodwill and identifiable intangible assets recorded at June 30, 2008 could change as a result of the finalization of purchase accounting adjustments and additional earnout amounts that may become payable based on performance within the respective earnout periods. The Company does not believe these changes, if any, would be material.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		June 30, 2008			December 31, 2007
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.2	$24,351	$(10,220)	$14,131	$22,924	$(9,130)	$13,794
Candidate database	6.0	1,800	(525)	1,275	1,800	(375)	1,425
Other	3.7	264	(49)	215	175	(31)	144

Total intangible assets		$26,415	$(10,794)	$15,621	$24,899	$(9,536)	$15,363

During the second quarter of 2008, the Company recorded $0.3 million of intangible assets in conjunction with the acquisition of Schwab, consisting entirely of client relationships amortized over 11 years. Additionally, the Company recorded $0.8 million of intangible assets in conjunction with the acquisition of IronHill, consisting of client relationships of $0.7 million amortized over 11 years, non-compete agreements of $0.1 million amortized over three years and backlog of less than $0.1 million amortized over one year.

Intangible amortization expense for the three months ended June 30, 2008 and 2007 was $0.5 million and $0.6 million, respectively. Intangible amortization expense for the six months ended June 30, 2008 and 2007 was $1.1 million and $1.2 million, respectively. The estimated intangible amortization expense is approximately $2.2 million for fiscal years 2008 through 2009, $2.0 million for fiscal year 2010, $1.8 million for fiscal year 2011, and $1.6 million for fiscal year 2012. These amounts are based on intangible assets recorded as of June 30, 2008 and actual amortization expense could differ from these estimates as a result of future acquisitions, finalization of purchase accounting adjustments, and other factors.

8.	Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$37	$36	$72	$71
Interest cost	341	274	670	542
Amortization of net gain	(177)	(31)	(347)	(61)

Net periodic benefit cost	$201	$279	$395	$552

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and six months ended June 30, 2008.

9.	Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$12,744	$21,019	$19,812	$31,095

Weighted average common shares outstanding	16,884	18,034	17,090	17,939
Dilutive common shares	788	947	976	1,063

Weighted average diluted common shares outstanding	17,672	18,981	18,066	19,002

Basic earnings per common share	$0.75	$1.17	$1.16	$1.73
Diluted earnings per common share	$0.72	$1.11	$1.10	$1.64

Options to purchase 0.6 million shares of common stock that were outstanding at June 30, 2008 were not included in the respective computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

10.	Restructuring Charges

Changes in the accrual for restructuring charges for the six months ended June 30, 2008 are as follows:

Accrual balance at December 31, 2007	$9,548
Cash payments	(1,405)
Exchange rate fluctuations	37

Accrual balance at June 30, 2008	$8,180

The accrued restructuring charges as of June 30, 2008 relate to real estate leases, which require cash payments through the lease terms, reduced by sublease income, or until such time as lease negotiations with the lessor to terminate the lease are completed. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2008 will be $2.7 million with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2013.

11.	Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of discrete items is separately recognized in the quarter in which they occur.

In the second quarter of 2008, the Company reported income before taxes of $20.6 million and recorded an income tax provision of $7.8 million. The Company’s effective tax rate for the second quarter of 2008 was 38.0%.

For the first six months of 2008, the Company reported income before taxes of $32.4 million and recorded an income tax provision of $12.6 million. The Company’s effective tax rate for the six months ended June 30, 2008 was 38.8%.

In the second quarter of 2007, the Company reported income before taxes of $21.5 million and recorded an income tax provision of $0.5 million. The Company’s effective tax rate for the second quarter of 2007 was 2.3%, which was significantly lower than the annual effective tax rate before discrete items of 41.7% as a result of releasing certain amounts of valuation allowance associated with foreign tax credits and the Company’s ability to benefit from these credits in the future. The significant improvement in the financial performance of the Company’s foreign branches allowed the Company to benefit from these foreign tax credits. These items resulted in a net tax benefit in the quarter of $8.5 million.

For the first six months of 2007, the Company reported income before taxes of $39.9 million and recorded an income tax provision of $8.8 million. The Company’s effective tax rate for the six months ended June 30, 2007 was 22.0%. This rate was lower than the annual effective tax rate before discrete items of 41.7% primarily due to the discrete items recorded in the second quarter of 2007 as discussed above.

12.	Segment Information

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Americas	$87,002	$88,204	$164,339	$171,603
Europe	53,344	52,475	106,210	95,030
Asia Pacific	29,172	19,374	52,108	36,546

Revenue before reimbursements (net revenue)	169,518	160,053	322,657	303,179
Reimbursements	8,297	7,308	15,099	13,758

Total	$177,815	$167,361	$337,756	$316,937

Operating income:
Americas	$12,558	$19,421	$24,282	$36,089
Europe	7,680	7,385	12,941	11,184
Asia Pacific	6,619	5,199	9,341	9,578

Total regions	26,857	32,005	46,564	56,851
Corporate	(8,190)	(12,493)	(17,021)	(21,012)

Total	$18,667	$19,512	$29,543	$35,839

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Depreciation and amortization:
Americas	$1,177	$1,416	$2,503	$2,823
Europe	731	863	1,412	1,710
Asia Pacific	581	341	1,110	605

Total regions	2,489	2,620	5,025	5,138
Corporate	164	196	335	378

Total	$2,653	$2,816	$5,360	$5,516

Capital expenditures:
Americas	$975	$333	$1,802	$1,133
Europe	292	363	1,303	556
Asia Pacific	349	397	1,916	1,321

Total regions	1,616	1,093	5,021	3,010
Corporate	—	—	147	—

Total	$1,616	$1,093	$5,168	$3,010

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	June 30, 2008	December 31, 2007
Identifiable assets:
Americas	$217,148	$199,854
Europe	167,086	188,030
Asia Pacific	75,484	82,059

Total regions	459,718	469,943
Corporate	73,392	146,941

Total	$533,110	$616,884

Goodwill and other intangible assets, net:
Americas	$77,093	$69,941
Europe	25,684	24,428
Asia Pacific	5,067	5,211

Total	$107,844	$99,580

13.	Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus post-assessment interest as required by law. The amount of this bank guarantee is €5.7 million (equivalent to $8.9 million at June 30, 2008). The bank guarantee is determined based upon the tax audit assessment plus post-assessment accrued interest. See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.8 million as of June 30, 2008. No amount has been accrued for the Company’s obligation under these guarantee arrangements as no event of default exists or is expected.

14.	Commitments and Contingencies

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

In September 2007, Whitney Group and Whitney Group Asia (collectively “Whitney Group”) filed suit against the Company in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation, and subsequent hiring by the Company, of certain Whitney Group employees based in Hong Kong. On December 19, 2007, the parties to the suit agreed to a settlement in principle and release of all claims, both asserted and unasserted. The parties are awaiting receipt of fully executed release documents.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.7 million at June 30, 2008). No penalty has been included in this assessment. This final assessment has been appealed by the Company, and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 4, Restricted Cash and Note 13, Guarantees. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

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

We provide our services to a broad range of clients through the expertise of approximately 408 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Our Compensation Model

Our compensation model closely aligns the interests of our employees, our Company and our shareholders. At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties their compensation to the amount of net revenue for which they are responsible. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and for executing search work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by the Company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus operating margins. This bonus is discretionary and is based on company-wide profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors. As a result, the variable portion of compensation expense may fluctuate significantly from quarter to quarter.

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

Recent Developments

In May 2008, Richard J. Caldera was named Chief Human Resources Officer. Previously, Mr. Caldera was at Royal Philips Electronics N.V., since 2004, where he most recently served as Senior Vice President, Human Resources, Mergers & Acquisitions for the Healthcare Sector. From 2002 to 2004 he was Senior Vice President, Human Resources at Skanska AB, based in New York and Stockholm, and Vice President and Senior Human Resources Officer, Global Operations at CNA Financial Corporation from 1998 to 2002.

In June 2008, Scott Krenz was named Chief Financial Officer. Prior to joining the Company on August 4, 2008, Mr. Krenz was Executive Vice President and Chief Financial Officer of Navigant Consulting, Inc. since 2007. Prior to that, he was Chief Financial Officer at Sapient Corporation since 2004. Prior to Sapient, Mr. Krenz held senior finance positions of increasing responsibility during a 19-year tenure at Electronic Data Systems Corporation (EDS). Mr. Krenz started his career in public accounting with Ernst & Whinney.

2008 Outlook

Based on the current economic conditions in each of our regions and after considering other operating metrics, our 2008 expectations for net revenue are between $650 and $660 million, representing growth of between 5% and 7% over 2007 net revenue. We are targeting a 2008 full-year operating margin of approximately 13%. Our ability to achieve our annual operating margin target is based on our performance to date, but is also dependent on achieving anticipated cost savings from certain initiatives we have implemented, effectively deploying our resources, and reacting quickly to any unexpected deterioration in market conditions. Net income and earnings per share in 2008 are expected to reflect a full-year effective tax rate of between 38% and 40%. Quarterly and full-year tax rate estimates can be impacted by country-level results and can also vary significantly by reporting period as a result of discrete items that require immediate recognition in a particular quarter.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.9	4.6	4.7	4.5

Total revenue	104.9	104.6	104.7	104.5

Operating expenses:
Salaries and employee benefits	69.2	69.2	70.6	69.0
General and administrative expenses	19.8	18.7	20.2	19.2
Reimbursed expenses	4.9	4.6	4.7	4.5

Total operating expenses	93.9	92.4	95.5	92.7

Operating income	11.0	12.2	9.2	11.8

Non-operating income:
Interest income	0.6	1.0	0.9	1.1
Other, net	0.6	0.2	—	0.2

Net non-operating income	1.1	1.3	0.9	1.3

Income before income taxes	12.1	13.4	10.0	13.1
Provision for income taxes	4.6	0.3	3.9	2.9

Net income	7.5%	13.1%	6.1%	10.3%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Americas	$87,002	$88,204	$164,339	$171,603
Europe	53,344	52,475	106,210	95,030
Asia Pacific	29,172	19,374	52,108	36,546

Revenue before reimbursements (net revenue)	169,518	160,053	322,657	303,179
Reimbursements	8,297	7,308	15,099	13,758

Total	$177,815	$167,361	$337,756	$316,937

Operating income:
Americas	$12,558	$19,421	$24,282	$36,089
Europe	7,680	7,385	12,941	11,184
Asia Pacific	6,619	5,199	9,341	9,578

Total regions	26,857	32,005	46,564	56,851
Corporate	(8,190)	(12,493)	(17,021)	(21,012)

Total	$18,667	$19,512	$29,543	$35,839

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Total revenue. Consolidated total revenue increased $10.5 million, or 6.2%, to $177.8 million in 2008 from $167.4 million in 2007. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $9.5 million, or 5.9%, to $169.5 million for the three months ended June 30, 2008 from $160.1 million for the three months ended June 30, 2007. The Life Sciences, Business and Professional Services, and Education/Nonprofit industry groups each achieved record revenue quarters, which along with growth in the Technology and Industrial industry groups, offset weakness in the Financial Services and Consumer industry groups. The number of confirmed executive searches decreased 2.1% compared to the second quarter of 2007. The number of executive search consultants increased to 408 as of June 30, 2008, compared to 386 as of December 31, 2007 and 398 as of June 30, 2007. Productivity, as measured by annualized revenue per executive search consultant, increased to $1.6 million in the second quarter of 2008 from $1.5 million in the 2007 second quarter, and the average fee per executive search was $122,200 in the 2008 second quarter compared to $111,000 in the 2007 second quarter. The positive impact of exchange rate fluctuations, primarily in Europe, resulted in an increase in net revenue of approximately 4 percentage points in the second quarter of 2008 compared to the second quarter of 2007.

Net revenue in the Americas was $87.0 million for the three months ended June 30, 2008, a decrease of $1.2 million, or 1.4%, from $88.2 million in the second quarter of 2007. The Technology, Industrial, and Education/Nonprofit industry groups delivered strong year-over-year net revenue growth, but this growth was offset by weakness in the Consumer and Financial Services industry groups. The positive impact of exchange rate fluctuations contributed approximately one percentage point of revenue growth in the 2008 second quarter. Net revenue in Europe was $53.3 million for the three months ended June 30, 2008, an increase of $0.9 million, or 1.7%, from $52.5 million in the second quarter of 2007. All of the industry practice groups achieved double-digit net revenue growth compared to the second quarter 2007, except Financial Services, which declined. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 9 percentage points in the second quarter of 2008. In Asia Pacific, net revenue was $29.2 million for the three months ended June 30,

2008, an increase of $9.8 million, or 50.6%, from $19.4 million in the second quarter of 2007. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 10 percentage points in the 2008 second quarter. The Financial Services, Industrial, Technology, and Business and Professional Services industry groups were the primary drivers of growth in the second quarter 2008.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $6.6 million, or 6.0%, to $117.3 million for the three months ended June 30, 2008 from $110.7 million for the three months ended June 30, 2007. This increase primarily reflects higher fixed salary expense and higher bonus expense associated with higher expected net revenue levels. Fixed salaries and employee benefits expense increased $4.7 million due to a 9.4% increase in employee headcount since the 2007 second quarter. Performance-related compensation expense increased $1.9 million in the second quarter of 2008 compared to the second quarter of 2007 related to higher bonus expense due to higher revenue levels throughout the last six months. Excluding the negative impact of $3.7 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased approximately 3% compared to the same quarter in 2007.

As a percentage of net revenue, salaries and employee benefits expense remained consistent at 69.2% in the second quarter of 2008, compared to the second quarter of 2007.

General and administrative expenses. Consolidated general and administrative expenses increased $3.7 million, or 12.3%, to $33.5 million for the three months ended June 30, 2008 from $29.9 million for the three months ended June 30, 2007. The year-over-year increase is primarily related to a $2.9 million increase in premise-related costs for new offices and lease renewals for existing offices. The remaining increase includes $1.0 million related to the European regional meeting held in the second quarter of 2008, higher operating expenses of $1.4 million associated with higher net revenue levels and $0.9 million of higher infrastructure and bad debt expense offset by $2.5 million related to our worldwide consultants’ meeting held in the second quarter of 2007. Excluding a negative impact of $1.2 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 8% compared to the same quarter in 2007.

As a percentage of net revenue, general and administrative expenses were 19.8% in the second quarter of 2008, compared to 18.7% in the second quarter of 2007.

Operating income. Our consolidated operating income was $18.7 million for the three months ended June 30, 2008 compared to operating income of $19.5 million for the three months ended June 30, 2007.

The decrease in operating income of $0.8 million was primarily due to an increase in salaries and employee benefits expense of $6.6 million and an increase in general and administrative expenses of $3.7 million, offset by an increase in revenue of $9.5 million.

In the Americas, operating income for the three months ended June 30, 2008 decreased $6.8 million to $12.6 million from $19.4 million for the three months ended June 30, 2007. The decrease is due to lower net revenue of $1.2 million and an increase in salaries and employee benefits expense of $4.0 million and general and administrative expenses of $1.6 million. The increase in salaries and employee benefits expense is primarily related to approximately $1.8 million of discretionary compensation associated with the mix of revenue generated by individual consultants, $1.5 million related to increased associate leverage and support staff headcount, approximately $0.9 million of expense associated with the amortization of new long-term incentive awards that did not exist in 2007, and $0.4 million of severance. The increase in general and administrative expenses is primarily related to a $1.4 million increase in premise-related costs and lease renewals for existing offices primarily in New York.

In Europe, operating income for the three months ended June 30, 2008 increased $0.3 million to $7.7 million from $7.4 million for the three months ended June 30, 2007. The increase in net revenue of $0.9 million and a decrease in salaries and employee benefits expense of $1.6 million were offset by an increase in general and administrative expenses of $2.2 million. The decrease in salaries and employee benefits expense is primarily due to a decrease in consultant headcount of 8.4% since the second quarter of 2007. The increase in general and administrative expenses primarily reflects $0.8 million related to the European regional meeting held in the second quarter of 2008, $0.4 million increase in premise-related costs and $1.0 million related to other operating and infrastructure expenses.

In Asia Pacific, operating income for the three months ended June 30, 2008 increased $1.4 million to $6.6 million from $5.2 million for the three months ended June 30, 2007. The increase in net revenue of $9.8 million was partially offset by increases in salaries and employee benefits expense of $6.4 million and general and administrative expenses of $2.0 million. The increase in salaries and employee benefits expense represents planned investments to grow the region and reflects a 36% increase in consultant headcount. The increase in general and administrative expenses is due to increased infrastructure costs related to new and existing offices.

Unallocated corporate expenses for the three months ended June 30, 2008 were $8.2 million compared to $12.5 million for the three months ended June 30, 2007. The decrease of $4.3 million was the result of a $2.2 million decrease in general and administrative expenses and a $2.1 decrease in salaries and employee benefits expense. The decrease in salaries and employee benefits expense primarily reflects a $1.2 million charge in the second quarter of 2007 associated with the continued vesting of all outstanding unvested equity awards for Thomas J. Friel, who retired as chairman in May 2007. The decrease in general and administrative expenses is a result of $2.5 million related to the worldwide consultants’ meeting that was held in the second quarter of 2007 offset by an increase in other operating and infrastructure expenses of $0.3 million in the second quarter of 2008.

Net non-operating income. Net non-operating income was $1.9 million for the three months ended June 30, 2008, compared to $2.0 million for the three months ended June 30, 2007.

Net interest income in the second quarter of 2008 was $0.9 million compared to $1.6 million for the three months ended June 30, 2007. Net interest income is lower than the prior year quarter due to lower short-term investment balances and lower interest rates.

Net other non-operating income was $1.0 million for the three months ended June 30, 2008, compared to net other non-operating income of $0.4 million for the three months ended June 30, 2007. As a result of the sale of our Portugal business during the second quarter, we recognized previously capitalized exchange gains, which resulted in other non-operating income of $1.0 million. Other non-operating income consists primarily of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of discrete items is separately recognized in the quarter in which they occur.

In the second quarter of 2008, we reported income before taxes of $20.6 million and recorded an income tax provision of $7.8 million, which resulted in an effective tax rate of 38.0% for the second quarter of 2008.

In the second quarter of 2007, we reported income before taxes of $21.5 million and recorded an income tax provision of $0.5 million. Our effective tax rate for the second quarter of 2007 was 2.3%, which was significantly lower than the annual effective tax rate before discrete items of 41.7% as a result of releasing the valuation allowance associated with certain foreign tax credits, and our ability to benefit from these credits in the future.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Total revenue. Consolidated total revenue increased $20.8 million, or 6.6%, to $337.8 million in 2008 from $316.9 million in 2007. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $19.5 million, or 6.4%, to $322.7 million for the six months ended June 30, 2008 from $303.2 million for the six months ended June 30, 2007. The Industrial, Technology, Life Sciences and Business and Professional Services industry groups delivered strong year-over-year revenue growth offset by softness in the Financial Services industry group during the six months ended June 30, 2008. The number of confirmed executive searches decreased 2.4% compared to the six months ended June 30, 2007. The number of executive search consultants increased to 408 as of June 30, 2008, compared to 386 as of December 31, 2007 and 398 as of June 30, 2007. Productivity, as measured by annualized revenue per executive search consultant, increased to $1.5 million for the six months ended June 30, 2008 from $1.4 million for the six months ended June 30, 2007, and the average fee per executive search increased to $114,400 compared to $103,500 for the six months ended June 30, 2007. The positive impact of exchange rate fluctuations, primarily in Europe, resulted in an increase in net revenue of approximately 5 percentage points in the first six months of 2008 compared to the first six months of 2007.

Net revenue in the Americas was $164.3 million for the six months ended June 30, 2008, a decrease of $7.3 million, or 4.2%, from $171.6 million for the six months ended June 30, 2007. The Technology, Industrial, and Life Sciences industry groups delivered strong year-over-year net revenue growth, but this growth was offset by weakness in the Consumer and Financial Services industry groups during the six months ended June 30, 2008. The positive impact of exchange rate fluctuations contributed to approximately one percentage point of revenue growth in the first six months of 2008. Net revenue in Europe was $106.2 million for the six months ended June 30, 2008, an increase of $11.2 million, or 11.8%, from $95.0 million for the six months ended June 30, 2007. All of the industry practice groups achieved double-digit net revenue growth compared to the first six months of 2007, except Financial Services, which declined. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 9 percentage points in the first six months of 2008. In Asia Pacific, net revenue was $52.1 million for the six months ended June 30, 2008, an increase of $15.6 million, or 42.6%, from $36.5 million for the six months ended June 30, 2007. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 11 percentage points in the first six months of 2008. The Financial Services, Industrial, Business and Professional Services, and Technology industry groups were the primary drivers of growth for the six months ended June 30, 2008.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $18.9 million, or 9.0%, to $227.9 million for the six months ended June 30, 2008 from $209.0 million for the six months ended June 30, 2007. This increase primarily reflects higher fixed salary expense and higher bonus expense associated with higher expected revenue levels. Fixed salaries and employee benefits expense increased $12.5 million due to a 9.4% year-over-year increase in employee headcount. Performance-related compensation expense increased $6.4 million in the first six months of 2008 compared to the first six months of 2007 as a result of higher net revenue levels throughout the last six months. Excluding a negative impact of $9.2 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased approximately 5% compared to the same period in 2007.

As a percentage of net revenue, salaries and employee benefits expense was 70.6% in the first six months of 2008, compared to 69.0% in the first six months of 2007.

General and administrative expenses. Consolidated general and administrative expenses increased $6.9 million, or 11.8%, to $65.2 million for the six months ended June 30, 2008 from $58.3 million for the six months ended June 30, 2007. The increase is primarily related to a $5.4 million increase in premise-related costs for new offices and lease renewals for existing offices. The remaining increase of $1.5 million primarily consists of $1.0 million related to the European regional meeting held in the second quarter of 2008, higher operating expenses of $1.6 million associated with higher net revenue levels and $1.4 million of higher infrastructure and bad debt expense offset by $2.5 million related to our worldwide consultants’ meeting held in the second quarter of 2007. Excluding a negative impact of $2.4 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 8% compared to the same period in 2007.

As a percentage of net revenue, general and administrative expenses were 20.2% in the first six months of 2008, compared to 19.2% in the first six months of 2007.

Operating income. Our consolidated operating income was $29.5 million for the six months ended June 30, 2008 compared to operating income of $35.8 million for the six months ended June 30, 2007.

The decrease in operating income of $6.3 million was primarily due to an increase in salaries and employee benefits expense of $18.9 million and an increase in general and administrative expenses of $6.9 million, offset by an increase in net revenue of $19.5 million.

In the Americas, operating income for the six months ended June 30, 2008 decreased $11.8 million to $24.3 million from $36.1 million for the six months ended June 30, 2007. The decrease is due to lower net revenue of $7.3 million, and an increase in salaries and employee benefits expense of $1.9 million and general and administrative expenses of $2.6 million. The increase in salaries and employee benefits expense is primarily related to increased discretionary compensation associated with the mix of revenue generated by individual consultants, approximately $1.1 million of expense associated with the amortization of new long-term incentive awards that did not exist in 2007, $0.4 million of severance, and increased associate leverage and support staff headcount. The increase in general and administrative expenses primarily related to a $2.8 million increase in premise-related expenses and lease renewals for existing offices primarily in New York.

In Europe, operating income for the six months ended June 30, 2008 increased $1.7 million to $12.9 million from $11.2 million for the six months ended June 30, 2007. The increase in net revenue of $11.2 million was offset by an increase in salaries and employee benefits expense of $5.9 million and general and administrative expenses of $3.6 million. The increase in salaries and employee benefits expense is due to higher fixed salary expense associated with higher net revenue levels and headcount in the first six months of 2008. The increase in general and administrative expenses primarily reflects $0.8 million related to the European regional meeting held in the second quarter of 2008 and a $0.8 million increase in premise-related costs. The remaining increase is due to increased operating and infrastructure expenses.

In Asia Pacific, operating income for the six months ended June 30, 2008 decreased $0.2 million to $9.4 million from $9.6 million for the six months ended June 30, 2007. The decrease is due to increases in salaries and employee benefits expense of $12.2 million and general and administrative expenses of $3.6 million offset by increases in net revenue of $15.6 million. The increase in salaries and employee benefits expense represents planned investments to grow the region and reflects a 36% increase in consultant headcount. The increase in general and administrative expenses is primarily due to increased infrastructure costs related to new and existing offices of $2.0 million and increased fees for professional services of $0.4 million. The remaining increase is due to other increased operating and infrastructure expenses.

Unallocated corporate expenses for the six months ended June 30, 2008 were $17.0 million compared to $21.0 million for the six months ended June 30, 2007. The decrease of $4.0 million was primarily the result of a $3.0 million decrease in general and administrative expenses and a $1.0 million decrease in salaries and employee benefits expense. The decrease in general and administrative expenses is due to $2.5 million related to the worldwide consultants’ meeting that was held in the second quarter of 2007 and lower fees for professional services.

Net non-operating income. Net non-operating income was $2.8 million for the six months ended June 30, 2008, compared to $4.0 million for the six months ended June 30, 2007.

Net interest income in the first six months of 2008 was $2.9 million, compared to $3.5 million for the six months ended June 30, 2007. Net interest income is lower than the first six months of 2007 due to lower short-term investment balances and lower interest rates.

Net other non-operating expense was $0.1 million for the six months ended June 30, 2008, compared to net non-operating income of $0.6 million for the six months ended June 30, 2007. As a result of the sale of our Portugal business during the second quarter, we recognized previously capitalized exchange gains, which resulted in other non-operating income of $1.0 million. The remaining non-operating expense of $1.1 million primarily consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of discrete items is separately recognized in the quarter in which they occur.

For the first six months of 2008, we reported income before taxes of $32.4 million and recorded an income tax provision of $12.6 million. Our effective tax rate for the six months ended June 30, 2008 was 38.8%.

For the first six months of 2007, we reported income before taxes of $39.9 million and recorded an income tax provision of $8.8 million. Our effective tax rate for the six months ended June 30, 2007 was 22.0%. This rate was lower than the annual effective tax rate before discrete items of 41.7% as a result of releasing certain amounts of the valuation allowance associated with foreign tax credits, and our ability to benefit from these credits in the future. The significant improvement in the financial performance of our foreign branches allowed us to benefit from these foreign tax credits.

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

There were no borrowings during the quarters ended June 30, 2008 or 2007, or outstanding under the Facility at either June 30, 2008 or December 31, 2007. During the quarters ended June 30, 2008 and 2007, we were in compliance with the financial covenants of the Facility and no event of default existed.

Cash, cash equivalents and short-term investments. Cash and cash equivalents were $146.1 million at June 30, 2008. The amount of cash, cash equivalents and short-term investments at December 31, 2007 and June 30, 2007 was $282.9 million and $180.0 million, respectively.

Cash flows from operating activities. For the six months ended June 30, 2008, cash used in operating activities was $83.7 million, principally reflecting our net income less the payment of cash bonuses of approximately $135 million in March 2008 and an increase in trade receivables related to higher year-to-date revenues.

For the six months ended June 30, 2007, cash used in operating activities was $38.4 million, principally reflecting our net income less the payment of cash bonuses of approximately $98 million in March 2007, and an increase in trade receivables related to higher year-to-date revenues.

Cash flows from investing activities. Cash provided by investing activities was $8.0 million for the six months ended June 30, 2008 primarily as a result of the net proceeds from sales of short-term investments of $22.3 million offset by cash paid for acquisitions of $11.0 million, capital expenditures of $5.2 million and proceeds from the sale of a business of $1.6 million.

Cash used in investing activities was $2.7 million for the six months ended June 30, 2007 primarily as a result of capital expenditures of $3.0 million, $1.3 million paid in connection with the acquisition of RentonJames and a decrease in restricted cash of $1.2 million offset by the net proceeds from sales and purchases of short-term investments of $2.6 million.

Cash flows from financing activities. Cash used in financing activities for the six months ended June 30, 2008 was $45.8 million primarily as a result of repurchasing $42.0 million of our common stock and quarterly cash dividend payments of $4.5 million, offset by $0.6 million of proceeds from stock options exercised during the period.

Cash used in financing activities for the six months ended June 30, 2007 was less than $0.1 million primarily as a result of the repurchase of $24.9 million of our common stock offset by $17.0 million of proceeds from stock options exercised during the period and $7.6 million of tax benefits associated with the exercise or vesting of equity awards.

In September 2007, our Board of Directors approved the initiation of a quarterly cash dividend payment in the amount of $0.13 per share. On an annual basis, the cash dividend is expected to be $0.52 per share. On February 15, 2008, we paid $2.2 million to shareholders of record as of February 1, 2008. On May 16, 2008, we paid $2.2 million to shareholders of record as of May 2, 2008. A cash dividend payable of $2.1 million has been reported as an other current liability on the Condensed Consolidated Balance Sheet as of June 30, 2008 related to the third quarter 2008 quarterly cash dividend payment.

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,132,073 shares of our common stock for $50 million under the May 2006 authorization, which was completed during the third quarter of 2007.

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,403,738 shares of our common stock for $50 million under the May 2007 authorization, which was completed on March 31, 2008.

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of June 30, 2008, we have purchased 773,414 shares of our common stock for a total of $21.8 million, and $28.2 million remains available under the February 2008 authorization.

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

On January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. The adoption of SFAS No. 159 did not have a material impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. Currently we do not have any minority interests.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations primarily in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For the six months ended June 30, 2008, a 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by less than $0.2 million. For financial information by geographic segment, see Note 12, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In September 2007, Whitney Group and Whitney Group Asia (collectively “Whitney Group”) filed suit against us in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation, and subsequent hiring by us, of certain Whitney Group employees based in Hong Kong. On December 19, 2007, the parties to the suit agreed to a settlement in principle and release of all claims, both asserted and unasserted. The parties are awaiting receipt of fully executed release documents.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.7 million at June 30, 2008). No penalty has been included in this assessment. This final assessment has been appealed by us and the enforcement of the assessment has been suspended until a final determination of the appeal. We have provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 4, Restricted Cash, and Note 13, Guarantees, in the Notes to Condensed Consolidated Financial Statements. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended June 30, 2008. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2008 – April 30, 2008	—	$—	—	$—
May 1, 2008 – May 31, 2008	516,500	28.46	516,500	35,298,275
June 1, 2008 – June 30, 2008	256,914	27.76	256,914	28,167,179

Total	773,414		773,414

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. As of June 30, 2008, $28.2 million remains authorized under this program.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 22, 2008 in New York, New York, our stockholders voted on the following matters:

I. The election of four directors, L. Kevin Kelly, Robert E. Knowling, Jr., Gerard R. Roche, and V. Paul Unruh, to serve for a term of three years or until their successors have been elected and qualified.

The nominees to the Board of Directors were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld	Number of Broker Non-Votes
L. Kevin Kelly	15,271,425	689,532	—
Robert E. Knowling, Jr.	15,241,479	719,478	—
Gerard R. Roche	15,237,889	723,068	—
V. Paul Unruh	15,240,404	720,553

In addition, the terms of office of the following directors continued after the meeting: Richard I. Beattie, Antonio Borges, John A. Fazio, Jill Kanin-Lovers, and Gary E. Knell.

II. The ratification of the Company’s selection of KPMG LLP as the Company’s independent registered public accounting firm.

The Company’s selection of KPMG LLP as the Company’s independent registered public accounting firm was ratified.

Number of Votes For	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
15,938,477	18,345	4,135	—

Item 6.	Exhibits

Exhibit No.	Description
*10.01	Amended and Restated Heidrick & Struggles International, Inc., Change in Control and Severance Plan

*10.02	Relocation Agreement between Gerry Davis and Heidrick & Struggles International, Inc., dated December 6, 2007

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2008

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ James Andrejko
James Andrejko
Vice President, Corporate Controller &
Principal Accounting Officer