Form 10-Q
period 2008-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2008-11-04
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, there were 16,355,990 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$183,023	$260,580
Short-term investments	—	22,275
Accounts receivable, less allowance for doubtful accounts of $4,939 and $4,262 at September 30, 2008 and December 31, 2007, respectively	105,635	82,240
Other receivables	7,413	5,868
Prepaid expenses	20,440	15,026
Other current assets	1,378	1,419
Income taxes recoverable, net	1,404	—
Deferred income taxes, net	15,211	15,290

Total current assets	334,504	402,698

Non-current assets:
Property and equipment, net	19,753	18,730
Restricted cash	9,650	9,826
Assets designated for retirement and pension plans	25,125	26,067
Investments	9,479	7,832
Other non-current assets	7,701	6,296
Goodwill	98,197	84,217
Other intangible assets, net	14,450	15,363
Deferred income taxes, net	40,475	45,855

Total non-current assets	224,830	214,186

Total assets	$559,334	$616,884

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Current liabilities:
Accounts payable	$7,638	$8,699
Accrued salaries and employee benefits	140,692	197,954
Other current liabilities	44,991	44,376
Current portion of accrued restructuring charges	2,508	2,813
Income taxes payable, net	—	995

Total current liabilities	195,829	254,837

Non-current liabilities:
Retirement and pension plans	29,578	28,831
Non-current portion of accrued restructuring charges	4,543	6,735
Other non-current liabilities	27,775	16,681

Total non-current liabilities	61,896	52,247

Total liabilities	257,725	307,084

Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 16,330,477 and 17,272,005 shares outstanding at September 30, 2008 and December 31, 2007, respectively	196	196
Treasury stock at cost, 3,255,300 and 2,313,772 shares at September 30, 2008 and December 31, 2007, respectively	(112,199)	(88,871)
Additional paid in capital	269,582	273,287
Retained earnings	127,909	100,624
Accumulated other comprehensive income	16,121	24,564

Total stockholders’ equity	301,609	309,800

Total liabilities and stockholders’ equity	$559,334	$616,884

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	$158,318	$162,901	$480,975	$466,080
Reimbursements	7,009	6,717	22,108	20,475

Total revenue	165,327	169,618	503,083	486,555

Operating expenses:
Salaries and employee benefits	108,611	106,612	336,535	315,657
General and administrative expenses	28,849	30,832	94,039	89,127
Reimbursed expenses	7,009	6,717	22,108	20,475

Total operating expenses	144,469	144,161	452,682	425,259

Operating income	20,858	25,457	50,401	61,296

Non-operating income (expense):
Interest income	1,199	2,061	4,199	5,564
Interest expense	(18)	(9)	(72)	(55)
Other, net	499	(901)	394	(343)

Net non-operating income	1,680	1,151	4,521	5,166

Income before income taxes	22,538	26,608	54,922	66,462
Provision for income taxes	8,559	10,476	21,131	19,235

Net income	$13,979	$16,132	$33,791	$47,227

Basic weighted average common shares outstanding	16,455	17,994	16,877	17,958
Diluted weighted average common shares outstanding	17,395	19,185	17,841	19,064

Basic earnings per common share	$0.85	$0.90	$2.00	$2.63
Diluted earnings per common share	$0.80	$0.84	$1.89	$2.48
Cash dividends paid per share	$0.13	$—	$0.39	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	19,586	$196	2,314	$(88,871)	$273,287	$100,624	$24,564	$309,800
Net income	—	—	—	—	—	33,791	—	33,791
Other comprehensive income:
Unrealized loss on available for sale investments	—	—	—	—	—	—	(882)	(882)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,561)	(7,561)

Other comprehensive income	—	—	—	—	—	33,791	(8,443)	25,348

Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	10,536	—	—	10,536
Stock-based compensation	—	—	—	—	17,960	—	—	17,960
Exercise of stock options	—	—	(60)	2,204	(1,373)	—	—	831
Vesting of restricted stock units, net of tax withholdings	—	—	(536)	20,626	(29,059)	—	—	(8,433)
Purchases of treasury stock	—	—	1,546	(46,466)	—	—	—	(46,466)
Issuance of treasury stock	—	—	(9)	308	(70)	—	—	238
Cash dividends ($0.39 per share)	—	—	—	—	—	(6,500)	—	(6,500)
Dividend equivalents on restricted stock units	—	—	—	—	—	(6)	—	(6)
Tax charges related to stock-based compensation	—	—	—	—	(1,699)	—	—	(1,699)

Balance at September 30, 2008	19,586	$196	3,255	$(112,199)	$269,582	$127,909	$16,121	$301,609

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$33,791	$47,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,068	8,352
Impairment of intangible assets	—	1,029
Deferred income taxes	5,466	(9,493)
Net realized and unrealized (gains) losses on equity and warrant portfolio	(28)	101
Stock-based compensation expense, net	18,767	25,671
Cash paid for restructuring charges	(2,121)	(2,503)
Changes in assets and liabilities:
Trade and other receivables	(29,134)	(28,469)
Accounts payable	(313)	(1,625)
Accrued expenses	(43,788)	3,520
Income taxes recoverable, net	(4,054)	(11,056)
Other assets and liabilities, net	(9,352)	(8,402)

Net cash provided by (used in) operating activities	(22,698)	24,352

Cash flows from investing activities:
Restricted cash	138	(1,191)
Acquisition of businesses, net of cash acquired	(14,655)	(1,277)
Capital expenditures	(7,928)	(6,061)
Proceeds from sales of equity securities	779	351
Payments to consultants related to sales of equity securities	(229)	(145)
Proceeds from sales of short-term investments	22,275	119,525
Purchases of short-term investments	—	(115,400)
Proceeds from sale of a business, net	1,559	—
Other, net	8	—

Net cash provided by (used in) investing activities	1,947	(4,198)

Cash flows from financing activities:
Proceeds from stock options exercised	831	19,225
Purchases of treasury stock	(47,038)	(54,416)
Excess tax benefits related to stock-based compensation	—	8,175
Cash dividends paid	(6,623)	—
Other	76	23

Net cash used in financing activities	(52,754)	(26,993)

Effect of foreign currency exchange rates on cash and cash equivalents	(4,052)	8,393

Net increase (decrease) in cash and cash equivalents	(77,557)	1,554
Cash and cash equivalents at beginning of period	260,580	147,440

Cash and cash equivalents at end of period	$183,023	$148,994

Supplemental schedule of noncash financing activities:
Beginning of period – Accrued treasury stock purchases	$1,605	$—
Treasury stock purchases	46,466	55,727
Cash paid for treasury stock purchases	(47,038)	(54,416)

Accrued treasury stock purchases	$1,033	$1,311

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

Recently Adopted Financial Accounting Standards

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 5, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions, until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. Currently the Company does not have any material minority interests.

3. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total stock-based compensation expense included in net income	$6,199	$7,624	$18,767	$25,671
Income tax benefit to stock-based compensation included in net income	2,480	2,974	7,507	10,012

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2008:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2007	1,634,736	$40.23
Granted	1,195,334	33.13
Vested and converted to common stock	(770,139)	38.78
Forfeited	(115,783)	38.38

Outstanding on September 30, 2008	1,944,148	$36.55

As of September 30, 2008, there was $30.9 million of pre-tax total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

Non-qualified Stock Options

Non-qualified stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2007	714,895	$30.35	2.4	$10,395
Granted	149,452	33.37
Exercised	(59,541)	13.94
Expired	(39,593)	36.58
Forfeited	(19,168)	42.55

Outstanding on September 30, 2008	746,045	$31.62	3.3	$11,027

Exercisable on September 30, 2008	540,089	$30.00	1.5	$8,747

As of September 30, 2008, there was $1.7 million of pre-tax total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.2 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average grant-date fair value of stock options granted	$9.37	$10.47	$10.37	$13.61
Total grant-date fair value of stock options vested	60	123	1,561	2,719
Total intrinsic value of stock options exercised	253	3,862	1,083	20,265

4. Restricted Cash

The Company had deposits of $8.3 million at September 30, 2008 and December 31, 2007 in a U.S dollar bank account in support of a €5.7 million (equivalent to $8.0 million at September 30, 2008) bank guarantee related to an ongoing tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $6.0 million at September 30, 2008) plus post-assessment accrued interest on that assessment amount. See Note 14, Commitments and Contingencies, for a discussion of the tax audit.

Based on the restrictions of the use of the pledged cash and the terms of the guarantee, the Company has reported these funds as restricted cash in non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007. At this time, the Company is not able to determine when a settlement will be reached.

Restricted cash also includes $1.3 and $1.5 million at September 30, 2008 and December 31, 2007, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the term of the lease agreements which extend through 2013.

5. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 for all financial instruments accounted for at fair value on a recurring basis. Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Schwab Enterprise, LLC

On April 9, 2008, the Company acquired Schwab Enterprise, LLC (“Schwab”), an executive search boutique firm in the United States, specializing in the hedge fund sector. The Company acquired Schwab for $1.6 million plus $0.1 million of capitalized acquisition costs pursuant to a stock purchase, which was funded from existing cash. In July 2008, the Company paid an additional $0.2 million related to the final working capital settlement. As part of the purchase price, the Company acquired $1.0 million of assets and assumed $0.4 million of liabilities. The Company also recorded $0.3 million of identifiable intangible assets and $1.0 million of goodwill. The previous owners of Schwab, who are now Heidrick & Struggles employees, are eligible to receive earnout payments of up to $4.2 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $6.0 million.

IronHill Partners, LLC

On May 23, 2008, the Company acquired IronHill Partners, LLC (“IronHill”), an executive search boutique firm in the United States, specializing in the venture capital sector with a particular focus on technology companies. The Company acquired IronHill for $4.5 million plus $0.2 million of capitalized acquisition costs pursuant to an asset purchase, which was funded from existing cash. In July 2008, the Company paid an additional $0.1 million related to the final working capital settlement. As part of the purchase price, the Company acquired $1.2 million of assets and assumed $0.4 million of liabilities. The Company also recorded $0.5 million of identifiable intangible assets and $3.6 million of goodwill. The previous owners of IronHill, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to $4.4 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $9.0 million.

75 Search Partners, LLC

On August 12, 2008, the Company acquired 75 Search Partners, LLC (“75 Search”), an executive search boutique firm in the United States, specializing in the asset management sector. The Company acquired 75 Search for $3.2 million pursuant to an asset purchase, which was funded from existing cash. In addition, the Company recorded $0.3 million of identifiable intangible assets and $2.9 million of goodwill. The previous owners of 75 Search, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to $2.8 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $6.0 million.

All four of these acquisitions were accounted for using the purchase method of accounting for business combinations, and the results of operations of these entities have been included in the consolidated financial statements since their respective acquisition dates. Additionally, none of these acquisitions are considered material to the Company, and, therefore, pro-forma information has not been presented. See Note 7, Goodwill and Other Intangible Assets, for a discussion of the acquired assets.

7. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2008 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2007	$59,341	$20,409	$4,467	$84,217
Advantage Recruitment acquisition	—	—	171	171
Schwab acquisition	1,048	—	—	1,048
IronHill acquisition	3,599	—	—	3,599
75 Search acquisition	2,905	—	—	2,905
Highland Partners earnout	8,040	27	169	8,236
RentonJames earnout adjustment	—	—	(321)	(321)
Exchange rate fluctuations	(207)	(1,055)	(396)	(1,658)

Balance at September 30, 2008	$74,726	$19,381	$4,090	$98,197

Refer to Note 6, Acquisitions, for a description of the goodwill associated with the acquisitions of Advantage Recruitment, Schwab, IronHill and 75 Search.

In connection with the Company’s 2006 acquisition of Highland Partners, Hudson Highland Group, Inc. is eligible to receive up to $15.0 million in earnout payments based on the acquired consultants achieving certain revenue metrics in 2007 and 2008. The Company paid $3.4 million of the earnout related to 2007 performance in April 2008 and has accrued $8.2 million related to amounts earned from January 1, 2008 through September 30, 2008, which will be paid in the first quarter of 2009.

In connection with the Company’s 2007 acquisition of RentonJames, the previous owners, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to a total of $2.8 million based on achievement of certain revenue metrics in 2007, 2008 and 2009. The Company paid $1.3 million of the earnout related to 2007 performance in June 2008.

The purchase price allocation and the resulting goodwill and identifiable intangible assets recorded at September 30, 2008 could change as a result of the finalization of purchase accounting adjustments and additional earnout amounts that may become payable based on performance within the respective earnout periods. The Company does not believe these changes, if any, would be material.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	September 30, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.1	$23,258	$(10,237)	$13,021	$22,924	$(9,130)	$13,794
Candidate database	6.0	1,800	(600)	1,200	1,800	(375)	1,425
Other	3.2	321	(92)	229	175	(31)	144

Total intangible assets		$25,379	$(10,929)	$14,450	$24,899	$(9,536)	$15,363

During the second quarter of 2008, the Company recorded $0.3 million of intangible assets in conjunction with the acquisition of Schwab, consisting entirely of client relationships amortized over 11 years. Additionally, the Company recorded $0.5 million of intangible assets in conjunction with the acquisition of IronHill, consisting of client relationships of $0.4 million amortized over 11 years, non-compete agreements amortized over three years and backlog amortized over one year, each of which were less than $0.1 million. During the third quarter of 2008, the Company recorded $0.3 million of intangible assets in conjunction with the acquisition of 75 Search, consisting of client relationships of $0.3 million amortized over 11 years and backlog of less than $0.1 million amortized over one year.

Intangible amortization expense for each of the three months ended September 30, 2008 and 2007 was $0.6 million. Intangible amortization expense for the nine months ended September 30, 2008 and 2007 was $1.6 million and $1.8 million, respectively. The estimated intangible amortization expense is approximately $2.2 million for fiscal years 2008 and 2009, $1.9 million for fiscal year 2010, $1.7 million for fiscal year 2011, and $1.6 million for fiscal year 2012. These amounts are based on intangible assets recorded as of September 30, 2008 and actual amortization expense could differ from these estimates as a result of future acquisitions, finalization of purchase accounting adjustments, and other factors.

8. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$35	$36	$107	$107
Interest cost	328	279	998	821
Amortization of net gain	(170)	(31)	(517)	(92)

Net periodic benefit cost	$193	$284	$588	$836

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and nine months ended September 30, 2008.

9. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$13,979	$16,132	$33,791	$47,227
Weighted average common shares outstanding	16,455	17,994	16,877	17,958
Dilutive common shares	940	1,191	964	1,106

Weighted average diluted common shares outstanding	17,395	19,185	17,841	19,064

Basic earnings per common share	$0.85	$0.90	$2.00	$2.63
Diluted earnings per common share	$0.80	$0.84	$1.89	$2.48

Options to purchase 0.5 million and 0.1 million shares of common stock that were outstanding at September 30, 2008 and 2007, respectively, were not included in the respective computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

10. Restructuring Charges

Changes in the accrual for restructuring charges for the nine months ended September 30, 2008 are as follows:

Accrual balance at December 31, 2007	$9,548
Cash payments	(2,121)
Exchange rate fluctuations	(376)

Accrual balance at September 30, 2008	$7,051

The accrued restructuring charges as of September 30, 2008 relate to real estate leases, which require cash payments through the lease terms, reduced by sublease income, or until such time as lease negotiations with the lessor to terminate the lease are completed. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2008 will be $2.5 million with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2013.

11. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The impact of discrete items is separately recognized in the quarter in which they occur.

In the third quarter of 2008, the Company reported income before taxes of $22.5 million and recorded an income tax provision of $8.6 million. The Company’s effective tax rate for the third quarter of 2008 was 38.0%.

For the first nine months of 2008, the Company reported income before taxes of $54.9 million and recorded an income tax provision of $21.1 million. The Company’s effective tax rate for the nine months ended September 30, 2008 was 38.5%.

In the third quarter of 2007, the Company reported income before taxes of $26.6 million and recorded an income tax provision of $10.5 million. The Company’s effective tax rate for the third quarter of 2007 was 39.4%.

For the first nine months of 2007, the Company reported income before taxes of $66.5 million and recorded an income tax provision of $19.2 million. The Company’s effective tax rate for the nine months ended September 30, 2007 was 28.9%. This rate was significantly lower than the annual effective tax rate before discrete items of 41.7% as a result of releasing certain amounts of valuation allowance associated with foreign tax credits and the Company’s ability to benefit from these credits in the future. The significant improvement in the financial performance of the Company’s foreign branches allowed the Company to benefit from these foreign tax credits.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Americas	$81,844	$81,994	$246,183	$253,597
Europe	49,906	58,422	156,116	153,452
Asia Pacific	26,568	22,485	78,676	59,031

Revenue before reimbursements (net revenue)	158,318	162,901	480,975	466,080
Reimbursements	7,009	6,717	22,108	20,475

Total	$165,327	$169,618	$503,083	$486,555

Operating income:
Americas	$13,989	$17,185	$38,271	$53,274
Europe	7,931	10,822	20,872	22,006
Asia Pacific	5,443	4,935	14,784	14,513

Total regions	27,363	32,942	73,927	89,793
Corporate	(6,505)	(7,485)	(23,526)	(28,497)

Total	$20,858	$25,457	$50,401	$61,296

Depreciation and amortization:
Americas	$1,354	$1,365	$3,857	$4,189
Europe	651	906	2,064	2,616
Asia Pacific	554	378	1,664	983

Total regions	2,559	2,649	7,585	7,788
Corporate	148	186	483	564

Total	$2,707	$2,835	$8,068	$8,352

Capital expenditures:
Americas	$2,505	$1,195	$4,212	$2,087
Europe	85	613	1,251	1,301
Asia Pacific	90	1,230	1,962	2,599

Total regions	2,680	3,038	7,425	5,987
Corporate	81	13	503	74

Total	$2,761	$3,051	$7,928	$6,061

The identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	September 30, 2008	December 31, 2007
Identifiable assets:
Americas	$220,031	$199,250
Europe	170,059	188,030
Asia Pacific	80,144	82,059

Total regions	470,234	469,339
Corporate	89,100	147,545

Total	$559,334	$616,884

Goodwill and other intangible assets, net:
Americas	$85,099	$69,941
Europe	22,879	24,428
Asia Pacific	4,669	5,211

Total	$112,647	$99,580

13. Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus post-assessment interest as required by law. The amount of this bank guarantee is €5.7 million (equivalent to $8.0 million at September 30, 2008). The bank guarantee is determined based upon the tax audit assessment plus post-assessment accrued interest. See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.8 million as of September 30, 2008. No amount has been accrued for the Company’s obligation under these guarantee arrangements as no event of default exists or is expected.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.0 million at September 30, 2008). No penalty has been included in this assessment. This final assessment has been appealed by the Company, and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 4, Restricted Cash and Note 13, Guarantees. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

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

We provide our services to a broad range of clients through the expertise of approximately 416 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

In the first quarter of 2008, we changed the deferral arrangement of bonuses for all consultants and management globally. The portion of the bonus previously deferred into restricted stock units will now be deferred into cash payable ratably over a three-year period. A premium of 10% will continue to be applied to the bonus amount deferred. The portion of the bonus that will be deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2008, began on January 1, 2008 and continues through the final payment date, which is three years from the date of the original deferral. These amounts are recorded as a component of other non-current liabilities in the condensed consolidated balance sheet. We will continue to grant restricted stock units under other existing programs.

2008 Outlook

Based on the current economic conditions in each of our regions and after considering other operating metrics, our 2008 expectation for net revenue is approximately $630 million. We are targeting a 2008 full-year operating margin of approximately 10%. Our ability to achieve these current targets is based on our performance to date and is dependent on achieving anticipated cost savings from certain initiatives we have implemented, effectively deploying our resources, and reacting quickly to any unexpected further deterioration in market conditions. Net income and earnings per share in 2008 are expected to reflect a full-year effective tax rate of between 38% and 40%. Quarterly and full-year tax rate estimates can be impacted by country-level results and can also vary significantly by reporting period as a result of discrete items that require immediate recognition in a particular quarter.

Results of Operations

We operate our executive search and leadership consulting services in three geographic regions: the Americas, Europe, and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and, therefore, are not included in the net revenue by geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflect our core operations.

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.4	4.1	4.6	4.4

Total revenue	104.4	104.1	104.6	104.4

Operating expenses:
Salaries and employee benefits	68.6	65.4	70.0	67.7
General and administrative expenses	18.2	18.9	19.6	19.1
Reimbursed expenses	4.4	4.1	4.6	4.4

Total operating expenses	91.3	88.5	94.1	91.2

Operating income	13.2	15.6	10.5	13.2

Non-operating income:
Interest income	0.8	1.3	0.9	1.2
Other, net	0.3	(0.6)	0.1	(0.1)

Net non-operating income	1.1	0.7	0.9	1.1

Income before income taxes	14.2	16.3	11.4	14.3
Provision for income taxes	5.4	6.4	4.4	4.1

Net income	8.8%	9.9%	7.0%	10.1%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Americas	$81,844	$81,994	$246,183	$253,597
Europe	49,906	58,422	156,116	153,452
Asia Pacific	26,568	22,485	78,676	59,031

Revenue before reimbursements (net revenue)	158,318	162,901	480,975	466,080
Reimbursements	7,009	6,717	22,108	20,475

Total	$165,327	$169,618	$503,083	$486,555

Operating income:
Americas	$13,989	$17,185	$38,271	$53,274
Europe	7,931	10,822	20,872	22,006
Asia Pacific	5,443	4,935	14,784	14,513

Total regions	27,363	32,942	73,927	89,793
Corporate	(6,505)	(7,485)	(23,526)	(28,497)

Total	$20,858	$25,457	$50,401	$61,296

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Total revenue. Consolidated total revenue decreased $4.3 million, or 2.5%, to $165.3 million in 2008 from $169.6 million in 2007. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $4.6 million, or 2.8%, to $158.3 million for the three months ended September 30, 2008 from $162.9 million for the three months ended September 30, 2007. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 2 percentage points in the third quarter of 2008 compared to the third quarter of 2007. The Life Sciences, Technology, Industrial, and Education/Nonprofit industry groups each recorded increases in revenue in the 2008 third quarter, but this growth was offset by weakness in the Financial Services and Business and Professional Services industry groups. The number of confirmed executive searches decreased 4.0% compared to the third quarter of 2007. The number of executive search consultants increased to 416 as of September 30, 2008, compared to 386 as of December 31, 2007 and 393 as of September 30, 2007. Productivity, as measured by annualized revenue per executive search consultant, decreased to $1.4 million in the third quarter of 2008 from $1.6 million in the 2007 third quarter, while the average fee per executive search increased to $127,200 in the 2008 third quarter compared to $125,500 in the 2007 third quarter.

Net revenue in the Americas was $81.8 million for the three months ended September 30, 2008, a decrease of $0.2 million, or 0.2%, from $82.0 million in the third quarter of 2007. The positive impact of exchange rate fluctuations contributed approximately one percentage point of revenue growth in the 2008 third quarter. The Technology and Industrial industry groups each achieved double digit year-over-year net revenue growth, but this growth was offset by weakness in the Financial Services, Consumer, and Business and Professional Services industry groups. Net revenue in Europe was $49.9 million for the three months ended September 30, 2008, a decrease of $8.5 million, or 14.6%, from $58.4 million in the third quarter of 2007. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 2 percentage points in the third quarter of 2008. The Life Sciences and Consumer industry groups achieved double-digit year-over-year revenue growth but this growth was offset by weakness in the Financial Services, Industrial, and Business and Professional Services industry groups. In Asia Pacific, net revenue was $26.6 million for the three months ended September 30, 2008, an increase of $4.1 million, or 18.2%, from $22.5 million in the third quarter of 2007. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 4 percentage points in the 2008 third quarter. The Industrial, Business and Professional Services, Life Sciences, Education/Nonprofit, and Financial Services industry groups all contributed to growth in the third quarter 2008.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $2.0 million, or 1.9%, to $108.6 million for the three months ended September 30, 2008 from $106.6 million for the three months ended September 30, 2007. Fixed salaries and employee benefits expense increased $9.5 million due to a 9.5% increase in employee headcount since the 2007 third quarter and higher fixed salaries for associates and search support staff. This increase was partially offset by the reversal of $3.7 million of previously accrued discretionary compensation cost reflecting our lowered expectations for 2008 net revenue and operating margin, compared to the third quarter of 2007 when we recorded $3.6 million of discretionary compensation expense. Exchange rate fluctuations had a minimal impact on salaries and employee benefits expense in the 2008 third quarter as compared to the same quarter in 2007.

As a percentage of net revenue, salaries and employee benefits expense was 68.6% in the third quarter of 2008, compared to 65.4% in the third quarter of 2007.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.0 million, or 6.4%, to $28.8 million for the three months ended September 30, 2008 from $30.8 million for the three months ended September 30, 2007. The quarter-over-quarter decrease is primarily related to several items recorded in the third quarter of 2007 that did not recur in the 2008 third quarter. These items included fees for professional services of $2.1 million related to certain consulting assignments in Europe, which required third party expertise, $1.0 million of legal costs incurred for litigation related to our hiring of some key consultants in the Asia Pacific region, and $1.0 million of expense related to the impairment of a client relationship intangible asset. The absence of these items was partially offset by increases in premise-related costs of $0.9 million for new offices and lease renewals for existing offices, $0.9 million due to systems-related costs and $0.3 million of other general spending. Exchange rate fluctuations had a minimal impact on general and administrative expenses in the 2008 third quarter as compared to the same quarter in 2007.

As a percentage of net revenue, general and administrative expenses were a record low of 18.2% in the third quarter of 2008, compared to 18.9% in the third quarter of 2007 and reflect the positive impact of our cost containment initiatives.

Operating income. Consolidated operating income was $20.9 million for the three months ended September 30, 2008 compared to operating income of $25.5 million for the three months ended September 30, 2007. The decrease in operating income of $4.6 million was primarily due to the decrease in net revenue of $4.6 million compared to the same quarter of 2007.

In the Americas, operating income for the three months ended September 30, 2008 decreased $3.2 million to $14.0 million from $17.2 million for the three months ended September 30, 2007. The decrease is primarily due to an increase in salaries and employee benefits expense of $2.3 million, an increase in general and administrative expenses of $0.7 million and a decrease in net revenue of $0.2 million. The increase in salaries and employee benefits expense is primarily related to $1.9 million related to higher fixed salaries for associates and search support staff and approximately $1.5 million of severance-related expense offset by a decrease of $1.1 million due to a reduction in other compensation-related expenses. The increase in general and administrative expenses is primarily related to a $1.0 million increase in premise-related costs and lease renewals for existing offices primarily in New York, and a $0.6 million increase in information technology-related expenditures offset by a $1.0 million impairment of a client relationship intangible asset recorded in the third quarter of 2007.

In Europe, operating income for the three months ended September 30, 2008 decreased $2.9 million to $7.9 million from $10.8 million for the three months ended September 30, 2007. The decrease in net revenue of $8.5 million was offset by decreases in salaries and employee benefits expense of $3.1 million and general and administrative expenses of $2.5 million. The decrease in salaries and employee benefits expense is primarily related to a decrease in performance-related compensation expense due to lowered expectations for 2008 net revenue and operating margin. The decrease in general and administrative expenses primarily reflects fees for professional services of $2.1 million related to certain consulting assignments that were incurred in the third quarter of 2007 but did not recur in the third quarter of 2008.

In Asia Pacific, operating income for the three months ended September 30, 2008 increased $0.5 million to $5.4 million from $4.9 million for the three months ended September 30, 2007. The increase in net revenue of $4.1 million was partially offset by increases in salaries and employee benefits expense of $2.8 million and general and administrative expenses of $0.8 million. The increase in salaries and employee benefits expense represents planned investments to grow the region, including a 26% increase in total headcount from September 30, 2007. The increase in general and administrative expenses reflects a $0.8 million increase in premise-related costs for new offices and lease renewals for existing offices and a $0.4 million increase in bad debt expense offset by a decrease in other operating expenses of $0.4 million primarily due to $1.0 million of legal costs incurred in the 2007 third quarter for litigation related to our hiring of some key consultants in the region.

Unallocated corporate expenses for the three months ended September 30, 2008 were $6.5 million compared to $7.5 million for the three months ended September 30, 2007. The decrease of $1.0 million is due to a decrease in fees for professional services of $0.8 million and a decrease in other operating and infrastructure expenses of $0.2 million in the third quarter of 2008.

Net non-operating income. Net non-operating income was $1.7 million for the three months ended September 30, 2008, compared to $1.2 million for the three months ended September 30, 2007.

Net interest income in the third quarter of 2008 was $1.2 million compared to $2.1 million for the three months ended September 30, 2007. The decrease in net interest income as compared to the prior year quarter is due to lower investment balances and lower interest rates.

Net other non-operating income was $0.5 million for the three months ended September 30, 2008, compared to net other non-operating expense of $0.9 million for the three months ended September 30, 2007. Other non-operating consists primarily of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of discrete items is separately recognized in the quarter in which they occur.

In the third quarter of 2008, we reported income before taxes of $22.5 million and recorded an income tax provision of $8.6 million, which resulted in an effective tax rate of 38.0% for the third quarter of 2008.

In the third quarter of 2007, we reported income before taxes of $26.6 million and recorded an income tax provision of $10.5 million. Our effective tax rate for the third quarter of 2007 was 39.4%.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Total revenue. Consolidated total revenue increased $16.5 million, or 3.4%, to $503.1 million in 2008 from $486.6 million in 2007. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $14.9 million, or 3.2%, to $481.0 million for the nine months ended September 30, 2008 from $466.1 million for the nine months ended September 30, 2007. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 4 percentage points in the first nine months of 2008 compared to the first nine months of 2007. All of the industry groups experienced growth compared to the nine months ended September 30, 2007 except for the Financial Services industry group. The number of confirmed executive searches decreased 2.9% compared to the nine months ended September 30, 2007. The number of executive search consultants increased to 416 as of September 30, 2008, compared to 386 as of December 31, 2007 and 393 as of September 30, 2007. Productivity, as measured by annualized revenue per executive search consultant, remained consistent at $1.5 million for the nine months ended September 30, 2008 and 2007, and the average fee per executive search increased to $118,200 compared to $110,300 for the nine months ended September 30, 2007.

Net revenue in the Americas was $246.2 million for the nine months ended September 30, 2008, a decrease of $7.4 million, or 2.9%, from $253.6 million for the nine months ended September 30, 2007. The positive impact of exchange rate fluctuations offset the decrease by approximately one percentage point in the first nine months of 2008. The Technology, Industrial, and Life Sciences industry groups delivered strong year-over-year net revenue growth, but this growth was offset by weakness in the Financial Services and Consumer industry groups during the nine months ended September 30, 2008. Net revenue in Europe was $156.1 million for the nine months ended September 30, 2008, an increase of $2.7 million, or 1.7%, from $153.5 million for the nine months ended September 30, 2007. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 7 percentage points in the first nine months of 2008. The Consumer, Industrial, Technology, and Life Sciences industry groups achieved double-digit net revenue growth compared to the first nine months of 2007, but this growth was offset by weakness in the Financial Services industry group. In Asia Pacific, net revenue was $78.7 million for the nine months ended September 30, 2008, an increase of $19.6 million, or 33.3%, from $59.0 million for the nine months ended September 30, 2007. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 8 percentage points in the first nine months of 2008. The Industrial, Financial Services, Business and Professional Services, Technology, and Life Sciences industry groups were the primary drivers of growth for the nine months ended September 30, 2008.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $20.9 million, or 6.6%, to $336.5 million for the nine months ended September 30, 2008 from $315.7 million for the nine months ended September 30, 2007. The increase in salaries and employee benefits expense is primarily a result of a 9.5% year-over-year increase in employee headcount partially offset by an $8.8 million decrease in discretionary compensation cost reflecting our lowered expectations for 2008 net revenue and operating margin. Excluding a negative impact of $9.8 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits increased approximately 4 percentage points compared to the same period in 2007.

As a percentage of net revenue, salaries and employee benefits expense was 70.0% in the first nine months of 2008, compared to 67.7% in the first nine months of 2007.

General and administrative expenses. Consolidated general and administrative expenses increased $4.9 million, or 5.5%, to $94.0 million for the nine months ended September 30, 2008 from $89.1 million for the nine months ended September 30, 2007. The increase is primarily related to a $6.3 million increase in premise-related costs for new offices and lease renewals for existing offices, a $2.7 million net increase in general spending and the impact of exchange rate fluctuations. These increases were offset by several items recorded in 2007 that did not recur in 2008, including fees for professional services of $2.1 million related to certain consulting assignments in Europe that required third party expertise, $1.0 million of legal costs incurred for litigation related to our hiring of some key consultants in the Asia Pacific region, and $1.0 million of expense related to the impairment of a client relationship intangible asset. Excluding a negative impact of $2.6 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses increased approximately 2 percentage points compared to the same period in 2007.

As a percentage of net revenue, general and administrative expenses were 19.6% in the first nine months of 2008, compared to 19.1% in the first nine months of 2007.

Operating income. Our consolidated operating income was $50.4 million for the nine months ended September 30, 2008 compared to operating income of $61.3 million for the nine months ended September 30, 2007. The decrease in operating income of $10.9 million was primarily due to an increase in salaries and employee benefits expense of $20.9 million and an increase in general and administrative expenses of $4.9 million, offset by an increase in net revenue of $14.9 million.

In the Americas, operating income for the nine months ended September 30, 2008 decreased $15.0 million to $38.3 million from $53.3 million for the nine months ended September 30, 2007. The decrease is due to lower net revenue of $7.4 million, and increases in salaries and employee benefits expense of $4.3 million and general and administrative expenses of $3.3 million. The increase in salaries and employee benefits expense is primarily related to higher fixed salaries for associates and search support staff. The increase in general and administrative expenses primarily relates to a $3.7 million increase in premise-related expenses and lease renewals for existing offices primarily in New York and increased other operating and infrastructure expenses offset by a $1.0 million impairment of a client relationship intangible asset in the third quarter of 2007.

In Europe, operating income for the nine months ended September 30, 2008 decreased $1.1 million to $20.9 million from $22.0 million for the nine months ended September 30, 2007. The increase in net revenue of $2.7 million was offset by increases in salaries and employee benefits expense of $2.7 million and general and administrative expenses of $1.1 million. The increase in salaries and employee benefits expense is due to higher fixed salaries for associates and search support staff offset by a decrease in performance-related compensation expense due to lower net revenue and operating margin levels. The increase in general and administrative expenses primarily reflects $0.8 million related to the European regional meeting held in the second quarter of 2008, a $0.7 million increase in premise-related costs and a $1.9 million increase in other operating and infrastructure expenses offset by a decrease in fees for professional services of $2.3 million, of which $2.1 million relates to certain consulting assignments which required third party expertise in the third quarter of 2007.

In Asia Pacific, operating income for the nine months ended September 30, 2008 increased $0.3 million to $14.8 million from $14.5 million for the nine months ended September 30, 2007. The increase is due to increases in net revenue of $19.6 million offset by increases in salaries and employee benefits expense of $14.9 million and general and administrative expenses of $4.4 million. The increase in salaries and employee benefits expense represents planned investments to grow the region, including a 26% increase in year-over-year headcount. The increase in general and administrative expenses is primarily due to increased infrastructure costs related to new and existing offices of $3.2 million. The remaining increase is due to higher general spending resulting from overall growth in the region in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, offset by $1.0 million of expense incurred in the third quarter of 2007 for litigation related to our hiring of some key consultants in the region.

Unallocated corporate expenses for the nine months ended September 30, 2008 were $23.5 million compared to $28.5 million for the nine months ended September 30, 2007. The decrease of $5.0 million was primarily the result of a $4.0 million decrease in general and administrative expenses and a $1.0 million decrease in compensation expense. The decrease in general and administrative expenses is due to $2.5 million related to the worldwide consultants’ meeting that was held in the second quarter of 2007 and lower fees for professional services.

Net non-operating income. Net non-operating income was $4.5 million for the nine months ended September 30, 2008, compared to $5.2 million for the nine months ended September 30, 2007.

Net interest income in the first nine months of 2008 was $4.2 million, compared to $5.5 million for the nine months ended September 30, 2007. The decrease in net interest income as compared to the first nine months of 2007 is due to lower investment balances and lower interest rates.

Net other non-operating income was $0.4 million for the nine months ended September 30, 2008, compared to net non-operating expense of $0.3 million for the nine months ended September 30, 2007. As a result of the sale of our Portugal business during the second quarter, we recognized previously capitalized exchange gains, which resulted in other non-operating income of $1.0 million. The remaining non-operating expense of $0.6 million primarily consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on expected annual income by jurisdiction, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. The impact of discrete items is separately recognized in the quarter in which they occur.

For the first nine months of 2008, we reported income before taxes of $54.9 million and recorded an income tax provision of $21.1 million. Our effective tax rate for the nine months ended September 30, 2008 was 38.5%.

For the first nine months of 2007, we reported income before taxes of $66.5 million and recorded an income tax provision of $19.2 million. Our effective tax rate for the nine months ended September 30, 2007 was 28.9%. This rate was significantly lower than the annual effective tax rate before discrete items of 41.7% as a result of releasing certain amounts of valuation allowance associated with foreign tax credits and our ability to benefit from these credits in the future. The significant improvement in the financial performance of our foreign branches allowed us to benefit from these foreign tax credits.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our stock repurchase program, cash dividends and acquisitions.

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

There were no borrowings during the quarters ended September 30, 2008 or 2007, or outstanding under the Facility at either September 30, 2008 or December 31, 2007. During the quarters ended September 30, 2008 and 2007, we were in compliance with the financial covenants of the Facility and no event of default existed.

Cash, cash equivalents and short-term investments. Cash and cash equivalents were $183.0 million and there were no short-term investments at September 30, 2008. The amount of cash, cash equivalents and short-term investments at December 31, 2007 and September 30, 2007 was $282.9 million and $218.2 million, respectively.

Cash flows from operating activities. For the nine months ended September 30, 2008, cash used in operating activities was $22.7 million, principally reflecting our net income less the payment of cash bonuses of approximately $135 million in March 2008 compared to approximately $98 million that was paid in 2007, as well as an increase in trade receivables, a decrease in accrued expenses and lower stock-based compensation expense in the current period as compared to the nine months ended September 30, 2007.

For the nine months ended September 30, 2007, cash provided by operating activities was $24.4 million, principally reflecting our net income, offset by the payment of cash bonuses of approximately $98 million in March 2007, and an increase in trade receivables related to higher year-to-date revenues.

Cash flows from investing activities. Cash provided by investing activities was $1.9 million for the nine months ended September 30, 2008 primarily as a result of the net proceeds from sales of short-term investments of $22.3 million and proceeds from the sale of a business of $1.6 million offset by cash paid for acquisitions of $14.7 million and capital expenditures of $7.9 million.

Cash used in investing activities was $4.2 million for the nine months ended September 30, 2007 primarily as a result of capital expenditures of $6.1 million, $1.3 million paid for an acquisition, and an increase in restricted cash of $1.2 million offset by the net proceeds from sales and purchases of short-term investments of $4.1 million.

Cash flows from financing activities. Cash used in financing activities for the nine months ended September 30, 2008 was $52.8 million primarily as a result of repurchasing $47.0 million of our common stock and paying quarterly cash dividends of $6.6 million, offset by $0.8 million of proceeds from stock options exercised during the period.

Cash used in financing activities for the nine months ended September 30, 2007 was $27.0 million primarily as a result of the repurchase of $54.4 million of our common stock offset by $19.2 million of proceeds from stock options exercised during the period and $8.2 million of tax benefits associated with the exercise or vesting of equity awards.

In September 2007, our Board of Directors approved the initiation of a quarterly cash dividend payment program in the amount of $0.13 per share. On an annual basis, the cash dividend is expected to be $0.52 per share. On February 15, 2008, we paid $2.2 million to shareholders of record as of February 1, 2008. On May 16, 2008, we paid $2.2 million to shareholders of record as of May 2, 2008. On August 15, 2008, we paid $2.1 million to shareholders of record as of August 1, 2008. A cash dividend payable of $2.1 million has been reported as an other current liability on the Condensed Consolidated Balance Sheet as of September 30, 2008 related to the third quarter 2008 cash dividend, which will be paid in the fourth quarter of 2008.

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

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of September 30, 2008, we have purchased 951,160 shares of our common stock for a total of $27.2 million, and $22.8 million remains available under the February 2008 authorization.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. Currently we do not have any material minority interests.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations primarily in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For the nine months ended September 30, 2008, a 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by less than $0.4 million. For financial information by geographic segment, see Note 12, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.0 million at September 30, 2008). No penalty has been included in this assessment. This final assessment has been appealed by us, and the enforcement of the assessment has been suspended until a final determination of the appeal. We have provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 4, Restricted Cash, and Note 13, Guarantees, in the Notes to Condensed Consolidated Financial Statements. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended September 30, 2008. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2008 – July 31, 2008	—	$—	—	$28,167,179
August 1, 2008 – August 31, 2008	11,900	29.86	11,900	27,811,862
September 1, 2008 – September 30, 2008	165,846	30.29	165,846	22,788,650

Total	177,746		177,746

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. As of September 30, 2008, $22.8 million remains authorized under this program.

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

Date: November 4, 2008

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Scott Krenz
Scott Krenz
Chief Financial Officer