Form 10-K
period 2008-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2009-02-27
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2008 was approximately $446,659,681 based upon the closing market price of $27.37 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of February 20, 2009, there were 16,373,558 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2009, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leading provider of executive search and leadership advisory services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives for their executive management and board positions. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership advisory services to clients. These services include succession planning, talent retention management, executive assessment, executive development, transition consulting for newly appointed executives, and M&A human capital integration consulting.

Heidrick & Struggles has been in the executive search business for more than 50 years. We provide our services to a broad range of clients through the expertise of approximately 400 consultants located in major cities around the world. For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. We provide our executive search services on a retained basis, recruiting senior executives whose first year base salary and bonus averaged approximately $370,000 in 2008 on a worldwide basis. Our clients include the following:

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

Geographic Structure.    We provide senior-level executive search and leadership advisory services to our clients worldwide through a network of more than 65 offices in 35 countries. Major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

Our worldwide network includes affiliate relationships in Finland, South Africa, Turkey and beginning in 2008 Portugal. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees are less than 1% of net revenue.

Industry Practices.    We report and operate our executive search business in seven broad industry groups: Financial Services, Consumer, Industrial, Technology, Life Sciences, Business and Professional Services and Education/Nonprofit/Other. These industry categories and their relative sizes, as measured by net revenue for 2008 are as follows:

Industry Categories	Percentage of Net Revenue
Financial Services	30%
Industrial	22%
Consumer	17%
Technology	11%
Life Sciences	11%
Business and Professional Services	7%
Education/Nonprofit/ Other	2%

100%

Within each broad industry group are a number of industry subsectors. Consultants often specialize in one or more subsectors to provide clients with market intelligence and candidate knowledge specific to their industry. For example, within the Financial Services sector our business is diversified among a number of industry subsectors including Asset & Wealth Management, Consumer Financial Services, Investment Banking and Capital Markets, Insurance, Private Equity/Venture Capital, and Real Estate.

We service our clients through unified global executive search teams who specialize in industry practices. This go-to-market strategy allows us to better leverage our global diversity and market intelligence to provide better client service. Each client is served by one global account team which we believe is a key differentiator from our competition.

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

Our Global Functional Practices include CEO & Board of Directors; Chief Information Officers; Chief Sales Officers; Chief Marketing Officers; Financial Officers; Chief Human Resources Officers; Legal, Risk & Compliance; Real Estate; Research & Development; and Supply Chain & Transportation.

Executive search consultants may service clients from any one of our offices around the world. For example, an executive search for a chief financial officer of an industrial company located in the United Kingdom may involve a consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in the United States with expertise in our Industrial practice and a third executive search consultant with expertise in recruiting chief financial officers. This same industrial client may also engage us to perform skill-based assessments for each of its senior managers, which could require the expertise of one of our leadership advisory consultants trained in this service.

Information by Geographic Segment

Americas.    As of December 31, 2008, we had 205 executive search consultants in our Americas segment, which includes the United States, Canada, Mexico and Latin America. Our Americas segment generated approximately 51% of our worldwide net revenue in 2008. The largest offices, as defined by net revenue, are located in New York, Chicago and San Francisco.

Europe.    As of December 31, 2008, we had 127 executive search consultants in our European segment, which includes the Middle East and Africa. Our European segment generated approximately 33% of our worldwide net revenue in 2008. Our offices in the United Kingdom, Germany and France produced the highest levels of net revenue in this segment.

Asia Pacific.    As of December 31, 2008, we had 87 executive search consultants in the Asia Pacific segment. This segment generated approximately 16% of our worldwide net revenue in 2008. China (including Hong Kong), Australia and Japan produced the highest levels of net revenue in this segment.

For financial information relating to each geographic segment, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.

Seasonality

There is no discernible seasonality in our business, although as a percentage of total annual net revenue, the first quarter is typically the lowest. Revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. In addition, the volatility in the global economy impacts our quarterly revenue and operating income. On average, the variance between the highest and lowest amount of quarterly net revenue, as expressed as a percentage of annual net revenue, is approximately 4 percentage points.

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

Either by agreement with the clients or for client relationship purposes, executive search firms generally refrain from recruiting some employees of a client, and possibly other entities affiliated with that client, for a specified period of time but typically not more than one year from the commencement of a search. We seek to mitigate any adverse effects of these off-limits arrangements by strengthening our long-term relationships, allowing us to communicate our belief to prospective clients that we can conduct searches without these off-limits arrangements impeding the quality of our work.

No single client accounted for more than 2% of our net revenue in 2008, 2007 or 2006. Our top ten clients in 2008 in aggregate accounted for less than 9% of total net revenue.

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

Professional Staff and Employees

Our executive search professionals are generally categorized either as consultants or associates. Associates assist consultants by conducting research, making initial contact with candidates in some instances and performing other search-related functions. As of December 31, 2008, we had 1,751 full-time equivalent employees, of whom 419 were executive search consultants, 493 were associates and 839 were other search, support and corporate staff.

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

Overall, the search industry has relatively few barriers to entry. Higher barriers exist, however, for global retained executive search firms like ours that focus primarily on conducting searches for senior-level positions that can provide leadership advisory services at the senior level. At this level, clients rely more heavily on a search firm’s reputation, global access and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our client services specialties and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms.

Competition in our leadership advisory services is highly fragmented, with no universally recognized market leaders.

EXECUTIVE OFFICERS

Our executive officers as of February 27, 2009 are as follows:

Name	Age	Position With Company
L. Kevin Kelly	43	President and Chief Executive Officer; Director

K. Steven Blake	44	Executive Vice President, General Counsel and Secretary

Richard J. Caldera	51	Executive Vice President and Chief Human Resources Officer

Charles G. Davis	51	Managing Partner, Global Practices/Regional Managing Partner, Asia Pacific

Robert L. Hines	59	Managing Partner, Global Operations

Scott J. Krenz	56	Executive Vice President, Chief Financial Officer

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of February 27, 2009:

L. Kevin Kelly was elected Chief Executive Officer and a Director in September 2006. He was elected President in May 2007. Previously, Mr. Kelly was President, Europe, Middle East, Africa and Asia Pacific from March 2005 to September 2006; Regional Managing Partner, Asia Pacific from September 2002 to March 2005; and Office Managing Partner, Tokyo from February 2002 to September 2002. He joined us in 1997.

K. Steven Blake joined us in July 2005, when he was elected General Counsel and Secretary. He was elected Executive Vice President in January 2007. Previously, Mr. Blake was General Counsel of Aquion Partners, LP from 2001 to 2005; and Associate General Counsel for General Electric Capital Corporation from 1998 to 2001.

Richard J. Caldera joined us in May 2008, when he was elected Executive Vice President and Chief Human Resources Officer. Previously, Mr. Caldera was Senior Vice President, Human Resources, Mergers and Acquisitions, for the Healthcare Sector at Royal Philips Electronics N.V. from 2004 to 2008; Senior Vice President, Human Resources, at Skanska AB from 2002 to 2004; and Vice President and Senior Human Resources Officer, Global Operations at CNA Financial Corporation from 1998 to 2002.

Charles G. Davis was elected Managing Partner, Global Practices in December 2008. He has been Regional Managing Partner, Asia Pacific since September 2006; Office Managing Partner, Sydney, Australia, since January 2006; and Managing Partner of the Chief Information Officer Practice in Asia Pacific since October 2002. Previously, Mr. Davis was Managing Partner of the Technology and Business and Professional Services Practices in Asia Pacific from April 1999 to December 2005. He joined us in 1998.

Robert L. Hines was elected Managing Partner, Global Operations in December 2008. Previously, Mr. Hines was Chief Operating Officer for the Americas from December 2007 to December 2008; Sector Leader for Investment Banking in the Americas from March 2007 to December 2007; Managing Partner for the Boston, Dallas, Houston and Toronto offices from March 2006 to March 2007; and Managing Partner for the Toronto office from January 2004 to March 2007.

Scott J. Krenz joined us in August 2008, when he was elected Executive Vice President and Chief Financial Officer. Previously, Mr. Krenz was Executive Vice President and Chief Financial Officer at Navigant Consulting from 2007 to 2008; Chief Financial Officer at Sapient Corporation from 2004 to 2006; and held senior finance positions of increasing responsibility at Electronic Data Systems Corporation (EDS) from 1985 to 2004.

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

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such efforts may result in an acceleration of depreciation expense over the shortened expected remaining life of the software and present transitional problems. In addition, if we experience any interruptions or loss in our information processing capabilities, our business, financial condition and results of operations may suffer.

We face the risk of liability in the services we perform.

We are exposed to potential claims with respect to the executive search process. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or professional malpractice. The growth and development of our other leadership advisory services brings with it the potential for new types of claims. In addition, candidates and client employees could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of the employment laws or malpractice. In various countries, we are subject to data protection laws impacting the processing of candidate information. We maintain professional liability insurance in amounts and coverage that we believe are adequate; however, we cannot guarantee that our insurance will cover all claims or that coverage will always be available. Significant uninsured liabilities could have a negative impact on our business, financial condition and results of operations.

Our multinational operations may be adversely affected by social, political, legal and economic risks.

We generate substantial revenue outside the United States. We offer our services through offices in 35 countries around the world. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

We may not be able to align our cost structure with net revenue.

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure and headcount with net revenue could adversely affect our business, financial condition, and results of operations.

Our net revenue may be affected by adverse economic conditions.

Periods of slowed economic activity, such as that currently being experienced can adversely affect our net revenue. In particular, current volatility in the capital markets can affect our net revenue in the Financial Services industry group. If economic conditions fail to improve, our business, financial condition and results of operations could suffer.

The global financial crisis could adversely affect our business.

The ongoing financial crisis has tightened credit markets and lowered liquidity levels. Some of our clients may experience serious financial problems due to reduced access to credit and lower revenues resulting in their inability to meet their payment obligation to us.

We do not yet know if salary cap legislation passed or proposed will have an effect on net revenues.

Our fees for executive search services are generally based on a percentage of a placed executive’s first year compensation. As part of its economic stimulus package, the United States Congress has enacted legislation that could cap compensation for certain senior executive positions at organizations, principally in the financial services sector, that have received US taxpayer funds in order to continue operating. In addition, it is possible that our clients may, regardless of the application of the salary cap legislation to their business, impose limits on senior executive pay or reduce compensation levels for the positions they retain us to fill. In either case, lower or capped executive salaries in the future could have a negative impact on our revenues and could adversely affect our business, financial condition, and results of operations.

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

We may continue to grow through selective acquisitions, however, we may not be able to identify appropriate acquisition candidates, consummate acquisitions on satisfactory terms or integrate the acquired businesses effectively and profitably into our existing operations. Our future success will depend in part on our ability to complete the integration of acquisitions successfully into our operations. Failure to successfully integrate new employees and complementary businesses may adversely affect our profitability by creating operating inefficiencies that could increase operating expenses as a percentage of net revenues and reduce operating income. Further, after any acquisition, the acquired businesses’ clients may choose not to move their business to us causing an adverse affect on our business, financial condition and results of operations.

We may experience impairment of our goodwill and other intangible assets.

Periodically, we perform assessments of the carrying value of our goodwill and other intangible assets. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the current weakening economic conditions continue to negatively impact our financial performance, we may fail to achieve our projected operating results and may need to record an impairment charge related to goodwill or other indefinite-lived intangible assets. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

We have anti-takeover provisions that make an acquisition of us difficult and expensive.

Anti-takeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it difficult and expensive for someone to acquire us in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

•	a classified board of directors

•	limitations on the removal of directors

•	limitations on stockholder actions

•	the ability to issue one or more series of preferred stock by action of our Board of Directors

These provisions could discourage an acquisition attempt or other transaction in which stockholders could receive a premium over the current market price for the common stock.

Our ability to access additional credit could be limited.

In the current economic environment, banks can be expected to strictly enforce the terms of our credit agreement. Although we are currently in compliance with the financial covenants of our revolving credit facility, a further deterioration of economic conditions may negatively impact our business resulting in our failure to comply with these covenants in the future, which could limit our ability to borrow funds under our credit facility. In such circumstances, we may not be able to secure alternative financing or may only be able to do so at significantly higher costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have offices in major metropolitan areas in 31 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was approximately 764 thousand as of December 31, 2008. These office leases call for future minimum lease payments of approximately $172 million and have terms that expire between 2009 and 2024, exclusive of renewal options that we can exercise. Approximately 128 thousand square feet of office space has been sublet to third parties.

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

In September 2007, Whitney Group and Whitney Group Asia (collectively “Whitney Group”) filed suit against us in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation, and subsequent hiring by us, of certain Whitney Group employees based in Hong Kong. On December 19, 2007, the parties to the suit agreed to a settlement and release of all claims, both asserted and unasserted. The parties have executed release documents, and the claims have been dismissed.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 to 2004, including an examination of our arrangement with professional services companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.0 million at December 31, 2008). No penalty has been included in this assessment. This final assessment has been appealed by us and the enforcement of the assessment has been suspended until a final determination of the appeal. We have provided a bank guarantee to the tax authority in the amount of the final assessment as required by local law. See Note 5, Restricted Cash and Note 21, Guarantees, in the Notes to Consolidated Financial Statements. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

Year Ended December 31, 2008	High	Low
First Quarter	$37.65	$23.56
Second Quarter	37.98	26.44
Third Quarter	34.99	24.50
Fourth Quarter	30.20	17.86

Year Ended December 31, 2007
First Quarter	$49.62	$41.20
Second Quarter	51.59	45.86
Third Quarter	55.22	34.92
Fourth Quarter	45.57	30.96

As of February 20, 2009, the last reported price on the Nasdaq Global Stock Market for our common stock was $15.63 per share, and there were approximately 131 stockholders of record of the common stock.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2003.

The stock price performance depicted in this graph is not necessarily indicative of future price performance. This graph will not be deemed to be filed as part of this Form 10-K and will not be deemed to be incorporated by reference by any general statement incorporating this Form 10-K into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference.

Comparison of Five-Year Cumulative Total Return*

Comparison is among Heidrick & Struggles, the S&P SmallCap 600 Index and the S&P Composite 1500 Human Resource & Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 13 companies in related businesses, including Heidrick & Struggles.

*Assuming $100 invested on 12/31/03 in HSII or index, including reinvestment of dividends.

Source: Standard & Poor’s

Dividends

In September of 2007, our Board of Directors approved the initiation of a quarterly cash dividend program in the amount of $0.13 per share. In 2008, the cash dividend was $0.52 per share. In connection with the initiation of a dividend, the Board of Directors also approved the payment of a dividend equivalent on outstanding restricted stock units. The amounts related to the quarterly dividend equivalent for restricted stock units will be accrued over the vesting period and paid upon vesting.

The following table outlines the cash dividends paid and the payment dates since the initiation of the quarterly cash dividend program in September of 2007:

Cash Dividends Paid as of December 31, 2008
Record Date	Payment Date	Dividends (in 000,000’s)
November 2, 2007	November 16, 2007	$2.3
February 1, 2008	February 15, 2008	2.2
May 2, 2008	May 16, 2008	2.2
August 1, 2008	August 15, 2008	2.1
November 7, 2008	November 21, 2008	2.1

Cash dividends payable of $2.1 million related to the fourth quarter 2008 cash dividend which will be paid in the first quarter of 2009 and $2.3 million related to the fourth quarter 2007 cash dividend which was paid in the first quarter of 2008 and the related dividend equivalents on outstanding restricted stock units are accrued in the Consolidated Balance Sheets as of December 31, 2008 and 2007.

Issuer Purchases of Equity Securities

The following table provides information related to our purchase of common shares for the quarter ended December 31, 2008. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Oct. 1, 2008 – Oct. 31, 2008	—	$—	—	$22,788,650
Nov. 1, 2008 – Nov. 30, 2008	—	—	—	22,788,650
Dec. 1, 2008 – Dec. 31, 2008	—	—	—	22,788,650

Total	—		—

On May 24, 2006, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We purchased 1,132,073 shares of our common stock for $50 million under the May 2006 authorization, which was completed during the third quarter of 2007.

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We purchased 1,403,738 shares of our common stock for $50 million under the May 2007 authorization, which was completed during the first quarter of 2008.

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of December 31, 2008, we have purchased 951,160 shares of our common stock for a total of $27.2 million, and $22.8 million remains available under the February 2008 authorization.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 are derived from the audited historical consolidated financial statements which are included elsewhere in this Form 10-K. The data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are derived from audited historical consolidated financial statements that are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2008		2007	2006		2005		2004
	(in thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$615,904		$619,654	$478,523		$412,297		$375,432
Reimbursements	28,956		28,612	23,471		20,553		22,744

Total revenue	644,860		648,266	501,994		432,850		398,176
Operating expenses:
Salaries and employee benefits	435,306		418,952	328,714		273,949		251,186
General and administrative expenses	125,061		121,198	99,352		94,369		96,533
Reimbursed expenses	28,956		28,612	23,471		20,553		21,247
Restructuring charges (1)	—		—	408		22,493		550

Total operating expenses	589,323		568,762	451,945		411,364		369,516

Operating income	55,537		79,504	50,049		21,486		28,660
Non-operating income (expense):
Interest income, net	5,103		8,035	6,257		5,572		2,391
Other, net	1,613		(404)	(1,040)		1,424		56,048	(2)

Net non-operating income	6,716		7,631	5,217		6,996		58,439

Income before income taxes	62,253		87,135	55,266		28,482		87,099
Provision for (benefit from) income taxes	23,179		30,672	21,023		(10,736	)(3)	4,791	(3)

Net income	$39,074		$56,463	$34,243		$39,218		$82,308

Basic earnings per common share	$2.33		$3.16	$1.91		$2.08		$4.35
Basic weighted average common shares outstanding	16,747		17,854	17,925		18,898		18,941
Diluted earnings per common share	$2.20		$2.97	$1.81		$1.98		$4.11
Diluted weighted average common shares outstanding	17,727		18,984	18,916		19,761		20,012
Dividends per common share	$0.52		$0.26	$—		$—		$—

Balance Sheet Data (at end of period):
Working capital	$126,875		$147,861	$135,880		$159,964		$150,198
Total assets	586,957		616,884	513,309	(4)	406,409	(4)	415,656	(4)
Long-term debt, less current maturities	—		—	—		—		—
Stockholders’ equity	306,304		309,800	263,705		237,485		216,126

Other Operating Data:
Average number of consultants during the period	413	(5)	401	348		307		299

Notes to Selected Financial Data:

(1)	During 2005, we recorded restructuring charges of $22.5 million in connection with initiatives to improve operating performance and increase operating margin. These initiatives focused primarily on Europe and included charges of $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants. Included in the office-related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. By segment, the restructuring charges recorded in 2005 include $1.1 million in the Americas, $19.3 million in Europe and $2.1 million in Corporate.

(2)	In 2004, we recognized a realized gain of $57.0 million related to the equity and warrant portfolio, net of the consultants’ share of the gain and other costs, including $56.8 million related to the monetization of our shares of common stock of Google Inc. The realized gain of $57.0 million was offset by a loss of $1.0 million consisting primarily of exchange losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

(3)	In 2004 and again in 2005, we determined that a reduction to the valuation allowance was required relating to certain deferred tax assets in the U.S. and recorded reductions to the valuation allowance of $28.5 million and $24.6 million, respectively.

(4)	In 2007, the Company determined that the UK Employee Benefit Trust should not be consolidated and as a result reduced total assets and liabilities by $6.5 million, $4.5 million, and $5.6 million in 2006, 2005, and 2004, respectively.

(5)	In January 2009, our Board of Directors approved a restructuring plan, which reduced our global workforce by approximately 12%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax loss carryforwards; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; an impairment of our goodwill and other intangible assets; delays in the development and/or implementation of new technology and systems; and, the ability to meet and achieve the expected savings resulting from cost-reduction initiatives and restructuring activities. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of this Form 10-K. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leading provider of executive search and leadership advisory services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives for their executive management and board positions. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership advisory services to clients. These services include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and M&A human capital integration consulting.

We provide our services to a broad range of clients through the expertise of approximately 400 consultants located in 35 countries throughout the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Consultant Compensation Model

At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and for executing search work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus operating margins. This bonus is discretionary and is based on company-wide profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter.

In the first quarter of 2008, we changed the deferral arrangement of bonuses for consultants and management globally. The portion of the bonus previously deferred into restricted stock units will now be deferred into cash which will be paid ratably over a three-year period. A premium of 10% was applied to the bonus amount deferred in 2008. The portion of the bonus that will be deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2008, began on January 1, 2008 and continues through the final payment date, which is three years from the date of the original deferral. For 2008, the deferral date will be in the first quarter of 2009. These amounts are recorded as a component of other non-current liabilities in the Consolidated Balance Sheet. We will continue to grant restricted stock units under other existing programs.

2008 Overview

Consolidated net revenue of $615.9 million decreased 0.6% or $3.8 million in 2008, compared to 2007. Revenue declined 5.7% in the Americas and 2.9% in Europe and increased 27.3% in Asia Pacific. Consultant productivity measured by average revenue per executive search consultant was $1.4 million for the year ended December 31, 2008 compared to $1.5 million for the year ended December 31, 2007. The average fee per executive search was $122,600 for the year ended December 31, 2008 compared to $114,900 for the year ended December 31, 2007.

Operating income as a percentage of net revenue decreased to 9.0% in 2008 from 12.8% in 2007 primarily as a result of an increase in salaries and employee benefits expense of 3.9% due to higher employee headcount in anticipation of higher revenue and an increase in general and administrative expenses of 3.2% primarily due to higher lease costs. Salaries and employee benefits expense as a percentage of net revenue increased from 67.6% in 2007 to 70.7% in 2008. General and administrative expenses as a percentage of net revenue increased from 19.6% in 2007 to 20.3% in 2008.

We ended the year with a combined cash and cash equivalents balance of $234.5 million, a decrease of $48.4 million compared to a combined cash and cash equivalents and short-term investment balance of $282.9 million at December 31, 2007. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. In early 2009, we expect to pay approximately $130 million related to the 2008 bonus accruals.

2009 Outlook

In 2009, we currently forecast net revenue of between $450 million to $500 million and an operating margin of between zero and 5 percent, excluding restructuring charges, for the year ending December 31, 2009. However, continued macroeconomic uncertainty and unprecedented volatility in the capital markets necessarily mean that our current forecasts could change materially during 2009.

In January 2009, our Board of Directors approved a restructuring plan to reduce overall costs and improve operational efficiencies that will result in a first quarter 2009 restructuring charge of as much as $20 million, substantially all of which will result in cash expenditures during 2009. Under this plan, we reduced our global workforce by approximately 12%, which we expect will result in savings of approximately $31 million over the next twelve months. Over time, we also aim to reduce real estate expenses and support costs by approximately 30% by closing or consolidating a still undetermined number of our U.S. offices, adopting new technologies to improve productivity, and reducing support costs such as accounting, procurement, and human resources administration.

Results of Operations

We operate our business in three geographic regions: the Americas, Europe, and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and therefore are not included in the net revenue by geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue more appropriately reflects our core operations.

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	$615,904	$619,654	$478,523
Reimbursements	28,956	28,612	23,471

Total revenue	644,860	648,266	501,994
Operating expenses:
Salaries and employee benefits	435,306	418,952	328,714
General and administrative expenses	125,061	121,198	99,352
Reimbursed expenses	28,956	28,612	23,471
Restructuring charges	—	—	408

Total operating expenses	589,323	568,762	451,945

Operating income	55,537	79,504	50,049
Net non-operating income	6,716	7,631	5,217

Income before income taxes	62,253	87,135	55,266
Provision for income taxes	23,179	30,672	21,023

Net income	$39,074	$56,463	$34,243

The following table summarizes, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2008	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	4.7	4.6	4.9

Total revenue	104.7	104.6	104.9
Operating expenses:
Salaries and employee benefits	70.7	67.6	68.7
General and administrative expenses	20.3	19.6	20.8
Reimbursed expenses	4.7	4.6	4.9
Restructuring charges	—	—	0.1

Total operating expenses	95.7	91.8	94.4

Operating income	9.0	12.8	10.5
Net non-operating income	1.1	1.2	1.1

Income before income taxes	10.1	14.1	11.5
Provision for income taxes	3.8	4.9	4.4

Net income	6.3%	9.1%	7.2%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue:
Americas	$314,412	$333,561	$265,421
Europe	201,462	207,504	163,605
Asia Pacific	100,030	78,589	49,497

Revenue before reimbursements (net revenue)	615,904	619,654	478,523
Reimbursements	28,956	28,612	23,471

Total	$644,860	$648,266	$501,994

Operating income:
Americas	$45,783	$67,480	$53,929
Europe	24,479	31,865	14,883
Asia Pacific	15,351	15,946	13,278

Total regions	85,613	115,291	82,090
Corporate	(30,076)	(35,787)	(31,633)

Operating income before restructuring charges	55,537	79,504	50,457
Restructuring charges	—	—	(408)

Total	$55,537	$79,504	$50,049

2008 Compared to 2007

Total revenue.    Consolidated total revenue decreased $3.4 million, or 0.5%, to $644.9 million in 2008 from $648.3 million in 2007. The decreased in total revenue was due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue decreased $3.8 million, or 0.6%, to $615.9 million in 2008 from $619.7 million in 2007. The positive impact of exchange rate fluctuations offset the decrease by approximately one percentage point in 2008. Net revenue increased in the Asia Pacific region but was more than offset by declines in net revenue in the Americas and European regions in 2008. Revenue growth achieved by the Technology, Life Sciences, Industrial, Education/Nonprofit, and Business and Professional Services industry practice groups partially offset declines in the Financial Services and Consumer practice groups. In 2008, the number of confirmed executive searches decreased 5.7% to 4,812 from 5,102 in 2007. The number of executive search consultants increased to 419 as of December 31, 2008 compared to 386 as of December 31, 2007. Productivity, as measured by annualized revenue per executive search consultant, decreased to $1.4 million for the year ended December 31, 2008 from $1.5 million for the year ended December 31, 2007, while the average fee per executive search increased to $122,600 for the year ended December 31, 2008 compared to $114,900 for the year ended December 31, 2007.

Net revenue in the Americas was $314.4 million in 2008, a decrease of $19.2 million, or 5.7%, from $333.6 million in 2007. The Technology, Education/Nonprofit and Life Sciences industry groups achieved year-over-year net revenue growth, but this growth only partially offset declines in the other industry groups. The positive impact of exchange rate fluctuations in Canada and Latin America offset the decrease by less than one percentage point in 2008. Net revenue in Europe was $201.5 million in 2008, a decrease of $6.0 million, or 2.9%, from $207.5 million in 2007. The Consumer, Life Sciences, Technology, Industrial and Education/Nonprofit industry groups achieved net revenue growth compared to 2007, but this growth was more than offset by declines in the Financial Services and Business and Professional Services industry groups. The positive impact of exchange rate fluctuations offset the decrease in net revenue by approximately one percentage point in 2008. In Asia Pacific, net revenue was $100.0 million in 2008, an increase of $21.4 million, or 27.3%, from $78.6 million in 2007. The positive impact of exchange rate fluctuations resulted in an increase in revenue of approximately 4 percentage points year over year. Every industry group in this region achieved net revenue growth, but the Industrial, Financial Services, and Business and Professional Services industry groups were the primary drivers of growth for 2008.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $16.4 million, or 3.9%, to $435.3 million in 2008 from $419.0 million in 2007. The increase in salaries and employee benefits expense is primarily a result of $11.1 million in higher fixed salary expense for search support staff and $2.1 million in severance costs, offset by a $1.8 million decrease in other salaries and employee benefits-related expenses. Stock-based compensation expense also increased $5.0 million year over year, as a result of 2008 being the first year in which we incurred the cumulative three year impact of the previously deferred restricted stock unit bonus awards.

Salaries and employee benefits expense as a percentage of net revenue increased from 67.6% in 2007 to 70.7% in 2008.

Excluding a negative impact of $3.1 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased approximately 3 percentage points compared to 2007.

General and administrative expenses.    Consolidated general and administrative expenses increased $3.9 million, or 3.2%, to $125.1 million in 2008 from $121.2 million in 2007. The increase is primarily related to $6.5 million of premise-related costs for new offices and lease renewals for existing offices and a $3.7 million increase in bad debt expense, offset by a $0.5 million decrease in other infrastructure and operating expenses. The net increases were partially offset by several items recorded in 2007 that did not recur in 2008, including $2.7 million of legal costs incurred for litigation related to our hiring of certain Whitney Group consultants in the Asia Pacific region, fees for professional services of $2.1 million related to certain consulting assignments in Europe that required third party expertise, and $1.0 million of expense related to the impairment of a client relationship intangible asset.

General and administrative expenses as a percentage of net revenue increased from 19.6% in 2007 to 20.3% in 2008.

Exchange rate fluctuations had a minimal impact on general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Operating income.    Our consolidated operating income was $55.5 million in 2008 compared to $79.5 million in 2007 a decrease of 30.1%. The decrease in consolidated operating income of $24.0 million was primarily due to increases in salaries and benefits expense of $16.4 million and in general and administrative expenses of $3.9 million and a decrease in revenue of $3.8 million.

In the Americas, operating income decreased $21.7 million to $45.8 million in 2008 from $67.5 million in 2007. The decrease is due to lower net revenue of $19.2 million and increases in general and administrative expenses of $3.0 million, offset by a decrease in salaries and employee benefits expense of $0.5 million. The increase in general and administrative expenses primarily relates to a $3.6 million increase in premise related expenses and lease renewals for existing offices primarily in New York and an increase in bad debt expense of $0.9 million, offset by a $1.0 million impairment of a client relationship intangible asset in 2007. The increase in salaries and employee benefits expense is primarily related to higher fixed salaries for associates and search support staff.

In Europe, operating income decreased $7.4 million in 2008, to $24.5 million, from $31.9 million in 2007. The decrease is due to lower net revenue of $6.0 million and an increase in general and administrative expenses of $2.0 million offset by a decrease in salaries and employee benefits expense of $0.6 million. The increase in general and administrative expenses primarily reflects a $2.4 million increase in bad debt expenses, a $0.3 million increase in premise-related costs and a $1.4 million increase in other operating and infrastructure expenses offset by $2.1 million in professional services fees related to certain consulting assignments which required third party expertise in 2007. The decrease in salaries and employee benefits expense is due a decrease in performance-related compensation expense due to lower net revenue and operating margin levels partially offset by higher fixed salaries for search support staff and stock-based compensation expense. Severance-related expenses decreased by $1.1 million during 2008 as compared to 2007.

In Asia Pacific, operating income was $15.3 million in 2008, a decrease of $0.6 million, compared to $15.9 million in 2007. The decrease in operating income is a result of increases of $19.0 million in salaries and employee benefits expense and $3.0 million in general and administrative expenses offset by higher net revenue of $21.4 million. The increase in salaries and employee benefits expense represents planned investments to grow the region, including a 16.9% increase in year-over-year headcount, $3.2 million of increased year-over-year sign-on bonus expense and amortization of other minimum guarantee bonuses, $1.9 million of increased stock-based compensation expense and $1.9 million of increased support staff leverage costs. The increase in general and administrative expenses is primarily due to increased infrastructure costs of $3.4 million related to new and existing offices. The remaining increase is due to higher general spending resulting from overall growth in the region in 2008 as compared to 2007, offset by $2.7 million of expense incurred in 2007 for litigation related to our hiring of certain Whitney Group consultants in the region.

Corporate expenses decreased $5.7 million in 2008, to $30.1 million from $35.8 million in 2007. The decrease was primarily the result of a $4.3 million decrease in general and administrative expenses and a $1.4 million decrease in compensation expense. The decrease in general and administrative expenses is due to lower professional services expenses and lower travel and entertainment-related expenses in 2008 due to cost containment initiatives and also reflects the absence of $2.5 million in costs related to the worldwide consultants’ meeting that was held in the second quarter of 2007. The decrease in compensation-related expenses is primarily due to lower fixed salary expense.

Net non-operating income.    Net non-operating income decreased $0.9 million in 2008 to $6.7 million compared to $7.6 million in 2007.

Net interest income in 2008 was $5.1 million, compared to $8.0 million for 2007. The decrease in net interest income as compared to 2007 is due to lower investment balances and lower interest rates.

Net other non-operating income was $1.6 million in 2008, compared to net other non-operating expense of $0.4 million in 2007. As a result of the sale of our Portugal business during the second quarter, we recognized previously capitalized exchange gains, which resulted in other non-operating income of $1.0 million. The remaining non-operating income of $0.6 million primarily consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes.    In 2008, we reported income before taxes of $62.3 million and recorded an income tax provision of $23.2 million. The effective tax rate for 2008 was 37.2%.

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

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $141.1 million, or 29.5%, to $619.7 million in 2007 from $478.5 million in 2006. The positive impact of exchange rate fluctuations resulted in an increase in revenue in 2007 of approximately 5 percentage points year over year. Net revenue increased across all regions in 2007. Strong results from the Financial Services, Industrial and Life Sciences industry groups contributed to the year over year revenue growth in 2007 as compared to 2006. In 2007, the number of confirmed executive searches increased 15% to 5,102 from 4,447 in 2006. We believe this increase reflects our success in winning business and the successful integration of former Highland Partners consultants. The number of executive search consultants decreased to 386 as of December 31, 2007 compared to 388 as of December 31, 2006. Consultant productivity measured by average revenue per executive search consultant increased to $1.5 million for the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006. The average fee per executive search was $114,900 for the year ended December 31, 2007 compared to $101,100 for the year ended December 31, 2006.

Net revenue in the Americas was $333.6 million in 2007, an increase of $68.1 million, or 25.7%, from $265.4 million in 2006. The Life Sciences, Business and Professional Services and Industrial industry groups realized the largest year-over-year revenue growth in 2007. The positive impact of exchange rate fluctuations in Canada and Latin America contributed to less than one percentage point of revenue growth in 2007. Net revenue in Europe was $207.5 million in 2007, an increase of $43.9 million, or 26.8%, from $163.6 million in 2006. The year-over-year revenue growth in 2007 was driven by especially strong results in the Industrial, Financial Services and Consumer industry groups. The positive impact of exchange rate fluctuations resulted in an increase in net revenue of approximately 10 percentage points in 2007. In Asia Pacific, net revenue was $78.6 million in 2007, an increase of $29.1 million, or 58.8%, from $49.5 million in 2006. The positive impact of exchange rate fluctuations resulted in an increase in revenue of approximately 8 percentage points year over year. Business was strong across the region with significant revenue contribution from the Financial Services, Industrial and Consumer industry groups.

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

Operating income.    Our consolidated operating income was $79.5 million in 2007 compared to $50.0 million in 2006, an increase of 58.9%. The increase in consolidated operating income was primarily due to higher net revenue and improved profitability, decreased restructuring charges and cost control, partially offset by increased operating expenses.

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

Net interest income in 2007 increased $1.8 million to $8.0 million primarily due to higher cash balances and higher returns on invested cash.

Net other non-operating expense was $0.4 million in 2007, compared to $1.0 million in 2006. In the third quarter of 2007, we became aware of certain revaluation amounts included in various balance sheet accounts, primarily in the Asia Pacific region, that were not properly stated in prior years. As a result of adjusting these revaluation amounts, we recorded an exchange loss of $0.8 million in the third quarter of 2007. Other non-operating income (expense) consists primarily of exchange gains and losses on intercompany balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

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

Liquidity and Capital Resources

General.    We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash and cash equivalents balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges, stock repurchase program and cash dividends. Our ability to undertake major acquisitions may depend, in part, on access to additional funds.

We pay the non-deferred portion of annual bonuses in the first quarter following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

In the first quarter of 2008, we changed the deferral arrangement of bonuses for consultants and management globally. The portion of the bonus previously deferred into restricted stock units will now be deferred into cash which will be paid ratably over a three-year period. A premium of 10% was applied to the bonus amount deferred in 2008. The portion of the bonus that will be deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2008, began on January 1, 2008 and continues through the final payment date, which is three years from the date of the original deferral. For 2008, the deferral date will be in the first quarter of 2009. These amounts are recorded as a component of other non-current liabilities in the consolidated balance sheet. We will continue to grant restricted stock units under other existing programs.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or material transactions with related parties.

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

There were no borrowings outstanding under the Facility at December 31, 2008 or 2007, nor were there any borrowings during the years ended December 31, 2008 and 2007. During 2008 and 2007, we were in compliance with the financial covenants of the Facility and no event of default existed.

Cash, cash equivalents and short-term investments.    Cash and cash equivalents at December 31, 2008 were $234.5 million, a decrease of $48.4 million, compared to cash, cash equivalents and short-term investments of $282.9 million at December 31, 2007. We expect to pay approximately $130 million in bonuses in early 2009. In December 2006, we entered into a bank guarantee in the amount of $7.9 million with regard to a tax assessment in a European country and increased the associated collateral amount to $8.3 million during 2007 due to foreign currency fluctuations. These amounts have been classified as restricted cash in the Consolidated Balance Sheets as of December 31, 2008 and 2007. Refer to Note 5, Restricted Cash in the Notes to Consolidated Financial Statements.

Certain reclassifications have been made to prior year financial information to conform to current year presentations, which have no effect on the Consolidated Statements of Operations for any prior periods presented. Refer to Note 1, Basis of Presentation in the Notes to Consolidated Financial Statements.

Cash from operating activities.    In 2008, cash provided by operating activities was $51.4 million, principally reflecting our net income and other non-cash charges offset by decreases in accrued expenses, income taxes recoverable and other assets and liabilities.

In 2007, cash provided by operating activities was $112.9 million, principally reflecting our increase in net income plus an increase in bonus related accruals and other non-cash charges, less the payment of cash bonuses of approximately $98 million in March 2007.

In 2006, cash provided by operating activities was $102.0 million, principally reflecting our net income plus an increase in bonus related accruals and other non-cash charges partially offset by an increase in trade receivables related to higher 2006 revenues.

Cash from investing activities.    Cash used in investing activities was $6.6 million in 2008, primarily as a result of cash paid for acquisitions of $14.8 million, capital expenditures of $13.4 million, and purchases of cost and equity method investments of $2.8 million, offset by net proceeds from sales of short-term investments of $22.3 million and proceeds from the sale of a business of $1.6 million.

Cash provided by investing activities was $38.1 million in 2007, primarily as a result of net proceeds from sales and purchases of short-term investments of $51.1 million offset by capital expenditures of $8.0 million, $2.2 million for the purchase of a cost method investment, $1.3 million paid in connection with the acquisition of Renton James and a $1.8 million increase in restricted cash.

Cash used in investing activities was $122.2 million in 2006, primarily as a result of net purchases and sales of short-term investments of $73.4 million, $36.0 million paid in connection with the acquisition of Highland Partners and a $7.9 million increase in restricted cash.

Capital expenditures were $13.4 million, $8.0 million, and $5.5 million in 2008, 2007 and 2006, respectively. Capital expenditures in 2008 were primarily related to leasehold improvements related to the consolidation and relocation of our New York office and ongoing capital expenditures. We anticipate that our capital expenditures for 2009 will be approximately $17 million to $21 million which primarily reflects our new search system, final leasehold improvement expenditures related to the New York office, as well as ongoing capital expenditures.

Cash from financing activities.    Cash used in financing activities in 2008 was $64.7 million primarily as a result of repurchasing $48.1 million of our common stock, paying cash dividends of $8.8 million and $8.8 million for payments of employee tax withholdings by restricted stock units offset by $0.9 million of proceeds from stock options exercised during the year.

Cash used in financing activities in 2007 was $47.7 million primarily as a result of the repurchase of $67.8 million of our common stock and the payment of $2.3 million of cash dividends under a dividend payment policy adopted in September 2007, offset by $19.4 million of proceeds from stock options exercised during the year, $8.0 million of tax benefits associated with the exercise or vesting of equity awards and $5.0 million for payments of employee tax withholdings by restricted stock units.

Cash used in financing activities in 2006 was $39.7 million primarily as a result of the repurchase of $51.7 million of our common stock offset by proceeds from stock options exercised during the year. Cash flows for 2006 also includes $4.2 million of tax benefits associated with the exercise or vesting of equity awards and $2.3 million for payments of employee tax withholdings by restricted stock units.

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

On May 24, 2007, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We purchased 1,403,738 shares of our common stock for $50 million under the May 2007 authorization, which was completed during the first quarter of 2008.

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of December 31, 2008, we have repurchased 951,160 shares of our common stock for $27.2 million under the February 2008 authorization and $22.8 million remains available under this authorization.

Subsequent developments.    In January 2009, our Board of Directors approved a restructuring plan to reduce overall costs and improve operational efficiencies that will result in a first quarter 2009 restructuring charge of as much as $20 million, substantially all of which will result in cash expenditures during 2009. Under this plan, we reduced our global workforce by approximately 12%, which we expect will result in savings of approximately $31 million over the next twelve months.

In February 2009, we completed the acquisition of the Warsaw, Poland office of Ray & Berndtson, a leading retained executive search firm. As a result of the acquisition as well as additional hires made at the same time, we increased our consultant headcount within the European region by seven.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2008 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
Contractual obligations:	Total	2009	2010 and 2011	2012 and 2013	Thereafter
Office space and equipment lease obligations (1)	$171.8	$34.7	$42.0	$21.1	$74.1
Asset retirement obligations (2)	1.1	0.9	0.2	—	—

Total	$172.9	$35.6	$42.2	$21.1	$74.1

(1)	See Note 22, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information.

(2)	Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition. The obligation is recorded in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2008.

The obligations related to these employee benefit plans are described in Note 13, Employee Benefit Plans, and Note 14, Pension Plan and Life Insurance Contract. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $7.0 million as of January 1, 2008 and $4.8 million as of December 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Revenue recognition.    Revenue before reimbursements for out-of-pocket expenses (“net revenue”) is recognized when earned and realizable and therefore when the following criteria have been met in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”): (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee to our client is fixed or determinable; and (d) collectibility is reasonably assured. Net revenue consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation of the position to be filled. If actual compensation of the placed candidate exceeds the estimated compensation, we are generally authorized to bill the client for one-third of the excess. Net revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the arrangements. Net revenue in excess of the retainer, resulting from actual compensation of the placed candidate exceeding estimated compensation, is recognized upon completion of the executive search when the amount of the additional fee is known. Our assumptions about the duration of the time and extent of efforts for search teams to complete our services in an executive search engagement require significant judgment as these variables have fluctuated in the past and are expected to continue to do so. These assumptions are updated annually or whenever conditions exist to indicate that more frequent updates are necessary.

Restructuring charges.    The Company accounts for its restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Under SFAS No. 146, a liability is recognized when the costs are incurred and are recorded at fair value.

Inherent in these accruals are estimates concerning vacancy periods, expected sublease income, and costs to terminate the leases. These accruals are periodically updated to reflect information concerning the commercial real estate markets in which the offices are located. During 2006, we revised estimates of previously announced restructuring initiatives and recorded restructuring charges of $0.4 million, primarily related to the final determination of certain severance accruals and the refinement of cost estimates concerning certain sublet properties. During 2008 and 2007, there were no restructuring charges taken. We believe that the accounting estimate related to accruals for the consolidation and closing of offices is a critical accounting estimate because it is highly susceptible to changes in the commercial real estate markets and the local regional economic factors where this leased office space is located.

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

We apply an estimated annual effective tax rate to our cumulative quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for the year ended December 31, 2008 was 37.2%.

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

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We establish reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on uncertain tax return positions that do not meet the more likely than not recognition criteria. We evaluate these reserves each quarter and adjust the reserves and the related accrued interest in light of changing facts and circumstances regarding the uncertainty of realizing tax benefits, such as the ultimate settlement of tax audits or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax reserves in accordance with FIN 48.

Goodwill and other intangible assets.    We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of our reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology, with the assistance of an independent valuation firm.

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

Recently Adopted Financial Accounting Standards

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 7, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions, until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial condition or results of operations.

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

Recently Issued Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of SFAS No. 141(R) changes our accounting treatment for business combinations on a prospective basis effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. Currently, we do not have any material minority interests.

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2008 and 2007. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2008				2007
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$153,139	$169,518	$158,318	$134,929	$143,126	$160,053	$162,901	$153,574
Operating income	10,876	18,667	20,858	5,136	16,327	19,512	25,457	18,208
Income before income taxes	11,830	20,554	22,538	7,331	18,339	21,515	26,608	20,673
Provision for income taxes	4,762	7,810	8,559	2,048	8,263	496	10,476	11,437
Net income	7,068	12,744	13,979	5,283	10,076	21,019	16,132	9,236
Basic earnings per common share	0.41	0.75	0.85	0.32	0.56	1.17	0.90	0.53
Diluted earnings per common share	0.38	0.72	0.80	0.30	0.53	1.11	0.84	0.49
Cash dividends paid per share	0.13	0.13	0.13	0.13	—	—	—	0.13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk.    With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2008 net income by approximately $0.2 million. For financial information by geographic segment, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for pension and postretirement benefits effective December 31, 2006.

As discussed in Note 19 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions effective January 1, 2007.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for financial instruments that are measured at fair value on a recurring basis effective January 1, 2008.

KPMG LLP

Chicago, Illinois

February 27, 2009

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$234,531	$260,580
Short-term investments	—	22,275
Accounts receivable, net	68,233	82,240
Other receivables	8,586	5,868
Prepaid expenses	19,520	15,026
Other current assets	1,788	1,419
Income taxes recoverable, net	7,719	—
Deferred income taxes, net	13,893	15,290

Total current assets	354,270	402,698

Non-current assets:
Property and equipment, net	28,172	18,730
Restricted cash	9,655	9,826
Assets designated for retirement and pension plans	24,973	26,067
Investments	12,594	7,832
Other non-current assets	7,203	6,296
Goodwill	101,234	84,217
Other intangible assets, net	13,543	15,363
Deferred income taxes, net	35,313	45,855

Total non-current assets	232,687	214,186

Total assets	$586,957	$616,884

Current liabilities:
Accounts payable	$11,977	$8,699
Accrued salaries and employee benefits	163,695	197,954
Other current liabilities	51,723	47,189
Income taxes payable, net	—	995

Total current liabilities	227,395	254,837
Non-current liabilities:
Retirement and pension plans	27,503	28,831
Other non-current liabilities	25,755	23,416

Total non-current liabilities	53,258	52,247

Total liabilities	280,653	307,084

Commitments and contingencies (Note 22)
	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2008 and 2007	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 16,369,640 and 17,272,005 shares outstanding at December 31, 2008 and 2007, respectively	196	196
Treasury stock at cost, 3,216,137 and 2,313,772 shares at December 31, 2008 and 2007, respectively	(110,838)	(88,871)
Additional paid in capital	273,731	273,287
Retained earnings	131,061	100,624
Accumulated other comprehensive income	12,154	24,564

Total stockholders’ equity	306,304	309,800

Total liabilities and stockholders’ equity	$586,957	$616,884

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Revenue before reimbursements (net revenue)	$615,904	$619,654	$478,523
Reimbursements	28,956	28,612	23,471

Total revenue	644,860	648,266	501,994
Operating expenses:
Salaries and employee benefits	435,306	418,952	328,714
General and administrative expenses	125,061	121,198	99,352
Reimbursed expenses	28,956	28,612	23,471
Restructuring charges	—	—	408

Total operating expenses	589,323	568,762	451,945

Operating income	55,537	79,504	50,049

Non-operating income (expense):
Interest income, net	5,103	8,035	6,257
Other, net	1,613	(404)	(1,040)

Net non-operating income	6,716	7,631	5,217

Income before income taxes	62,253	87,135	55,266
Provision for income taxes	23,179	30,672	21,023

Net income	$39,074	$56,463	$34,243

Basic weighted average common shares outstanding	16,747	17,854	17,925
Diluted weighted average common shares outstanding	17,727	18,984	18,916

Basic earnings per common share	$2.33	$3.16	$1.91
Diluted earnings per common share	$2.20	$2.97	$1.81
Cash dividends paid per share	$0.52	$0.13	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Deferred Stock- Based Compen- sation	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	19,586	$196	1,008	$(28,156)	$263,228	$14,631	$2,955	$(15,369)	$237,485
Net income	—	—	—	—	—	34,243	—	—	34,243
Other comprehensive income:
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	133	—	133
Foreign currency translation adjustment	—	—	—	—	—	—	7,477	—	7,477

Other comprehensive income	—	—	—	—	—	34,243	7,610	—	41,853

Treasury and common stock transactions:
Reclassify deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	—	—	(15,369)	—	—	15,369	—
Cumulative effect of forfeitures	—	—	—	—	(351)	—	—	—	(351)
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	4,370	—	—	—	4,370
Stock-based compensation	—	—	—	—	18,095	—	—	—	18,095
Exercise of stock options	—	—	(502)	15,699	(5,562)	—	—	—	10,137
Vesting of restricted stock units, net of tax withholdings	—	—	(175)	4,888	(7,146)	—	—	—	(2,258)
Purchases of treasury stock	—	—	1,510	(51,726)	—	—	—	—	(51,726)
Tax benefits related to stock-based compensation	—	—	—	—	3,914	—	—	—	3,914
Adjustment to initially apply SFAS No. 158, net of income taxes	—	—	—	—	—	—	2,186	—	2,186

Balance at December 31, 2006	19,586	$196	1,841	$(59,295)	$261,179	$48,874	$12,751	$—	$263,705
Net income	—	—	—	—	—	56,463	—	—	56,463
Other comprehensive income:
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	236	—	236
Foreign currency translation adjustment	—	—	—	—	—	—	9,712	—	9,712
Pension adjustment, net of tax	—	—	—	—	—	—	1,865	—	1,865

Other comprehensive income	—	—	—	—	—	56,463	11,813	—	68,276

Adjustment for the adoption of FASB Interpretation No. 48	—	—	—	—	—	(167)	—	—	(167)
Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	7,524	—	—	—	7,524
Stock-based compensation	—	—	—	—	20,570	—	—	—	20,570
Exercise of stock options	—	—	(834)	29,139	(9,786)	—	—	—	19,353
Vesting of restricted stock units, net of tax withholdings	—	—	(301)	10,393	(15,334)	—	—	—	(4,941)
Purchases of treasury stock	—	—	1,615	(69,357)	—	—	—	—	(69,357)
Issuance of treasury stock	—	—	(7)	249	87	—	—	—	336
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,546)	—	—	(4,546)
Tax benefits related to stock-based compensation	—	—	—	—	9,047	—	—	—	9,047

Balance at December 31, 2007	19,586	$196	2,314	$(88,871)	$273,287	$100,624	$24,564	$—	$309,800
Net income	—	—	—	—	—	39,074	—	—	39,074
Other comprehensive income:
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(1,746)	—	(1,746)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,819)	—	(10,819)
Pension adjustment, net of tax	—	—	—	—	—	—	155	—	155

Other comprehensive income:	—	—	—	—	—	39,074	(12,410)	—	26,664

Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	10,536	—	—	—	10,536
Stock-based compensation	—	—	—	—	23,887	—	—	—	23,887
Exercise of stock options	—	—	(64)	2,369	(1,472)	—	—	—	897
Vesting of restricted stock units, net of tax withholdings	—	—	(571)	21,822	(30,584)	—	—	—	(8,762)
Purchases of treasury stock	—	—	1,546	(46,466)	—	—	—	—	(46,466)
Issuance of treasury stock	—	—	(9)	308	(70)	—	—	—	238
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(8,628)	—	—	(8,628)
Dividend equivalents on restricted stock units	—	—	—	—	—	(9)	—	—	(9)
Tax deficit related to stock-based compensation	—	—	—	—	(1,853)	—	—	—	(1,853)

Balance at December 31, 2008	19,586	$196	3,216	$(110,838)	$273,731	$131,061	$12,154	$—	$306,304

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$39,074	$56,463	$34,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,544	11,279	10,382
Impairment of intangible assets	—	1,029	—
(Gain) loss on sale of property and equipment	67	346	(13)
Deferred income taxes	11,960	(21,990)	(9,612)
Net realized and unrealized gains (losses) on equity and warrant portfolio	42	116	(510)
Stock-based compensation expense, net	24,772	30,689	24,800
Restructuring charges	—	—	408
Cash paid for restructuring charges	(2,841)	(3,294)	(7,117)
Other, net	—	(1,115)	—
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	2,925	4,244	(14,467)
Accounts payable	(349)	(311)	556
Accrued expenses	(13,549)	41,986	60,443
Income taxes recoverable (payable), net	(10,061)	2,143	2,589
Retirement and pension plan assets and liabilities	(2,642)	(3,230)	(3,698)
Prepayments	(5,696)	(4,792)	(610)
Other assets and liabilities, net	(2,855)	(644)	4,631

Net cash provided by operating activities	51,391	112,919	102,025

Cash flows from investing activities:
Restricted cash	129	(1,840)	(7,900)
Acquisition of businesses, net of cash acquired	(14,801)	(1,277)	(36,018)
Capital expenditures	(13,402)	(7,998)	(5,524)
Purchases of cost and equity method investments	(2,812)	(2,172)	—
Proceeds from sales of equity securities	797	444	1,198
Payments to consultants related to sales of equity securities	(333)	(219)	(740)
Proceeds from sales of short-term investments	22,275	207,075	117,500
Purchases of short-term investments	—	(155,975)	(190,875)
Proceeds from sale of a business, net	1,559	—	—
Other, net	5	16	110

Net cash provided by (used in) investing activities	(6,583)	38,054	(122,249)

Cash flows from financing activities:
Proceeds from stock options exercised	897	19,353	10,137
Purchases of treasury stock	(48,071)	(67,752)	(51,726)
Excess tax benefits related to stock-based compensation	—	7,977	4,170
Cash dividends paid	(8,750)	(2,295)	—
Payment of employee tax withholdings from equity transactions	(8,764)	(4,978)	(2,273)

Net cash used in financing activities	(64,688)	(47,695)	(39,692)

Effect of foreign currency exchange rates on cash and cash equivalents	(6,169)	9,862	3,667

Net increase (decrease) in cash and cash equivalents	(26,049)	113,140	(56,249)
Cash and cash equivalents at beginning of period	260,580	147,440	203,689

Cash and cash equivalents at end of period	234,531	260,580	$147,440

Supplemental disclosures of cash flow information
Cash paid for—
Interest	$58	$34	$15
Income taxes, net	22,542	43,534	23,069
Supplemental schedule of noncash financing and investing activities
Unrealized gain (loss) on available-for-sale investments	$(1,746)	$221	$162

Beginning of period – Accrued treasury stock purchases	$1,605	$—	$—
Treasury stock purchases	46,466	69,357	51,726
Cash paid for treasury stock purchases	(48,071)	(67,752)	(51,726)

Accrued treasury stock purchases	$—	$1,605	$—

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

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries and have been prepared using accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges, and stock-based compensation. Given that global economies are undergoing a period of substantial uncertainty, estimates are subject to a greater degree of uncertainty, and actual results could differ from these estimates.

Certain reclassifications have been made to prior year financial information to conform to current year presentations, which have no effect on the Consolidated Statements of Operations for any prior periods presented. In addition, revisions were made to reclassify payments of employee tax withholdings related to equity awards from cash flows provided by operating activities to cash flows used in financing activities, and a revision was made to reclassify the payment for a cost method investment from cash flows provided by operating activities to cash flows used in investing activities. As a result, cash flows provided by operating activities increased by $2.3 million and $7.2 million in 2006 and 2007, respectively. Cash flows provided by investing activities decreased by $2.2 million in 2007 and cash flows used in financing activities increased by $2.3 million and $5.0 million in 2006 and 2007, respectively.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

Historically, short-term investments represented auction rate securities. The Company’s auction rate securities were classified as available-for-sale and were stated at current market value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In January 2008, the Company liquidated all of its investments in auction rate securities given the current market conditions. The Company did not realize any loss in value upon liquidating these investments.

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2008, the Company had no significant concentrations of risk.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. The allowance for doubtful accounts is developed based upon several factors including the age of the Company’s accounts receivable, historical write-off experience and specific account analysis. These factors may change over time, impacting the allowance level.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying value for receivables from clients, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instruments and the short term nature of the items.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset or, for leasehold improvements, the shorter of the lease term or the estimated useful life of the asset, as follows:

Office furniture, fixtures and equipment	5–10 years
Computer equipment and software	3–8 years

Depreciation is calculated for tax purposes using accelerated methods, where applicable.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Any equity securities arising from the exercise of a warrant are accounted for as available-for-sale investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Subsequent changes in the fair value of these available-for-sale investments are recorded as a component of accumulated other comprehensive income. Upon the sale of these investments, the Company records a realized gain (loss), net of the consultants’ share of the gain (loss) and other costs.

The equity method of accounting is used to account for investments in which the Company has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20% and 50%.

Goodwill and Other Intangible Assets

Pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates its goodwill for impairment on an annual basis during the fourth quarter, or whenever indicators of impairment exist. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology, with the assistance of an independent valuation firm.

Other intangible assets acquired are amortized either using the straight-line method over their estimated useful lives or based on the projected cash flow associated with the respective intangible assets and have been segregated as a separate line item on the Consolidated Balance Sheets.

Restructuring Charges

The Company accounts for its restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Under SFAS No. 146, a liability is recognized when the costs are incurred and are recorded at fair value.

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

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients. The Company accounts for its reimbursed out-of-pocket expenses as revenue in its Consolidated Statements of Operations in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket" Expenses Incurred.”

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

During 2006 and 2007, a portion of consultant and management bonuses were paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant. The amount paid in the form of restricted stock units varies between 10% and 20% (plus a premium of 10% on the restricted stock units received) depending on the employee’s level or position. The restricted stock units are issued in the quarter following the year in which the performance portion of the awards is earned. Compensation expense related to awards requiring satisfaction of both service and performance conditions is recognized using a graded vesting attribution method over the requisite service period which begins on January 1 of the applicable year and continues through the final vesting date, which is generally three years from the date of grant.

In the first quarter of 2008, the Company changed the deferral arrangement of bonuses for consultants and management globally. The portion of the bonus previously deferred into restricted stock units will now be deferred into cash which will be paid ratably over a three-year period. A premium of 10% was applied to the bonus amount deferred in 2008. The portion of the bonus that will be deferred varies between 10% and 15%

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2008, began on January 1, 2008 and continues through the final payment date, which is three years from the date of the original deferral. For 2008, the deferral date will be in the first quarter of 2009. These amounts are recorded as a component of other non-current liabilities in the Consolidated Balance Sheet. The Company will continue to grant restricted stock units under other existing programs.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Financial Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. See Note 7, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions, until January 1, 2009. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial condition or results of operations.

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

Recently Issued Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of SFAS No. 141(R) changes the Company’s accounting treatment for business combinations on a prospective basis effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009. Currently, the Company does not have any material minority interests.

3. Allowance for Doubtful Accounts

The following table summarizes the activity of the allowance for doubtful accounts for the years ending:

	December 31,
	2008	2007	2006
Balance at January 1,	$4,262	$4,603	$2,668
Provision charged to income	3,338	1,047	2,057
Write-offs	(1,954)	(1,133)	(438)
Highland Partners acquisition (1)	—	—	511
Currency	162	(255)	(195)

Balance at December 31,	$5,808	$4,262	$4,603

(1)	In connection with the acquisition of Highland Partners in 2006, the Company acquired the allowance for doubtful accounts associated with the acquired accounts receivable.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and equipment

The components of the Company’s property and equipment at December 31, are as follows:

	2008	2007
Leasehold improvements	$36,630	$29,051
Office furniture, fixtures and equipment	24,975	24,296
Computer equipment and software	41,948	40,049

Property and equipment, gross	103,553	93,396
Accumulated depreciation	(75,381)	(74,666)

Property and equipment, net	$28,172	$18,730

In 2008, the Company wrote off $19.4 million of computer equipment and software that was fully depreciated and has reclassified the prior year amounts to conform to the current year presentation, which has no effect on net property and equipment.

5. Restricted Cash

The Company had deposits of $8.3 million at December 31, 2008 and 2007, respectively, in a U.S dollar bank account in support of a €5.7 million (equivalent to $7.9 million at December 31, 2008) bank guarantee related to a tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $6.0 million at December 31, 2008) plus future accrued interest on that assessment amount. See Note 22, Commitments and Contingencies for a discussion of the tax audit.

Based on the restrictions of the use of the pledged cash and the terms of the guarantee, the Company has reported these funds as restricted cash in non-current assets in the Consolidated Balance Sheets as of December 31, 2008 and 2007. At this time, the Company is not able to determine when a settlement will be reached.

In 2008, the restricted cash balance included $1.3 million of restricted cash in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the term of the lease agreements, which extend through 2013.

6. Investments

The components of the Company’s investments at December 31, are as follows:

	2008	2007
U.S. non-qualified deferred compensation plan	$5,262	$4,301
JobKoo	3,306	—
VisualCV, Inc.	2,977	2,172
Warrants and equity securities	1,049	1,359

Total	$12,594	$7,832

The aggregate cost of the Company’s cost method investments totaled $4.0 million and $3.4 million at December 31, 2008 and 2007, respectively, none of which were evaluated for impairment since there were no triggering events in the respective years. The aggregate cost of the Company’s equity method investment totaled $3.3 million in 2008.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2007, the Company invested $2.2 million in Series A-1 preferred stock of VisualCV, Inc. and in November 2008, invested an additional $0.8 million in Series B preferred stock of VisualCV, Inc. VisualCV, Inc. is the developer of VisualCV.com, a new approach to creating and sharing Internet-based resumes that takes advantage of Web 2.0 capabilities such as information keyword pop-ups, video, attachments, and social networking.

In 2008, the Company entered into a transaction with Beijing JobKoo Information Technology Co., Ltd. to create a joint venture named Shanghai JobKoo Information Technology Co., Ltd. (JobKoo) under which each partner would have an equal 50% ownership. Under the terms of the joint venture, the Company invested $2.0 million and committed to an additional investment of $1.3 million to be paid in 2009. Jobkoo’s products and services focus on creating an interface between job seekers and employers through its online executive talent management solutions. The Company has recorded this investment, along with certain capitalized expenses using the equity method of accounting.

7. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 for all financial instruments accounted for at fair value on a recurring basis. Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

8. Other Non-current Assets

At December 31, 2008 and 2007, the Company had $7.2 million and $6.3 million of other non-current assets, respectively. Other non-current assets consist of $4.3 million of prepaid rent and $2.9 million of prepaid sign-on bonuses as of December 31, 2008 and $6.2 million of prepaid rent and $0.1 million of prepaid sign-on bonuses as of December 31, 2007.

9. Acquisitions

Highland Partners

In October 2006, the Company acquired Highland Partners, a leading retained executive search boutique and a division of Hudson Highland Group, Inc., through an asset purchase funded from existing cash for $36.0 million including $1.2 million of capitalized acquisition costs, less a $1.8 million working capital adjustment. As

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

part of the purchase price, the Company acquired $13.3 million of assets and assumed $15.6 million of liabilities. The Company also recorded $12.8 million of identifiable intangible assets and $25.4 million of goodwill. Hudson Highland Group, Inc. was eligible to receive up to $15 million in earnout payments based on the acquired consultants achieving certain revenue metrics in 2007 and 2008, for a total purchase price of $51.0 million. During 2008, the Company paid $3.4 million related to 2007 performance and has accrued $11.6 million related to 2008 performance, which will be paid in the first quarter of 2009. All 48 of the Highland Partners consultants who were offered employment accepted and joined the Company. The results of operations of Highland Partners are included in the Company’s financial statements from the date of acquisition.

The following table summarizes the pro forma results of operations for 2006 as though the business combination had been completed at the beginning of the year.

2006 Pro Forma Results
Net revenue	$523,237
Operating income (1)	51,998
Net income	35,498
Basic earnings per common share	1.98
Diluted earnings per common share	1.88

(1)	Includes $1.8 million of intangible amortization in 2006.

RentonJames

In January 2007, the Company acquired RentonJames, a privately held executive search and leadership consultancy boutique based in New Zealand for a total cash payment of $1.2 million. The previous owners of RentonJames, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to $2.8 million based on the achievement of certain revenue metrics in 2007, 2008 and 2009 such that the total purchase price will not exceed $4.0 million. During 2008, the Company paid $1.3 million related to 2007 performance and accrued $0.8 million related to 2008 performance, which will be paid in the first quarter of 2009.

Advantage Recruitment (Thailand) Ltd.

In January 2008, the Company acquired Advantage Recruitment (Thailand) Ltd. (“Advantage Recruitment”) pursuant to an asset purchase for $0.2 million, which was funded from existing cash. The Company recorded $0.2 million of goodwill related to the acquisition. The previous owner, who is now a Heidrick & Struggles employee, is eligible to receive up to an additional $0.2 million in earnout payments.

Schwab Enterprise, LLC

In April 2008, the Company acquired Schwab Enterprise, LLC (“Schwab”), an executive search boutique firm in the United States, specializing in the hedge fund sector. The Company acquired Schwab for $1.6 million plus $0.1 million of capitalized acquisition costs pursuant to a stock purchase, which was funded from existing cash. In July 2008, the Company paid an additional $0.2 million related to the final working capital settlement. As part of the purchase price, the Company acquired $0.5 million of assets and assumed $0.2 million of liabilities. The Company also recorded $0.3 million of identifiable intangible assets and $1.4 million of goodwill. The previous owners of Schwab, who are now Heidrick & Struggles employees, are eligible to receive earnout payments of up to $4.2 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $6.0 million.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IronHill Partners, LLC

In May 2008, the Company acquired IronHill Partners, LLC ("IronHill"), an executive search boutique firm in the United States, specializing in the venture capital sector with a particular focus on technology companies. The Company acquired IronHill for $4.5 million plus $0.2 million of capitalized acquisition costs pursuant to an asset purchase, which was funded from existing cash. In July 2008, the Company paid an additional $0.1 million related to the final working capital settlement. As part of the purchase price, the Company acquired $1.2 million of assets and assumed $0.4 million of liabilities. The Company also recorded $0.5 million of identifiable intangible assets and $3.6 million of goodwill. The previous owners of IronHill, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to $4.4 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $9.0 million.

75 Search Partners, LLC

In August 2008, the Company acquired 75 Search Partners, LLC (“75 Search”), an executive search boutique firm in the United States, specializing in the asset management sector. The Company acquired 75 Search for $3.2 million pursuant to an asset purchase, which was funded from existing cash. In addition, the Company recorded $0.3 million of identifiable intangible assets and $2.9 million of goodwill. The previous owners of 75 Search, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to $2.8 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $6.0 million.

All of the 2007 and 2008 acquisitions were accounted for using the purchase method of accounting for business combinations, and the results of operations of these entities have been included in the consolidated financial statements since their respective acquisition dates. Additionally, none of these acquisitions are considered material to the Company, and, therefore, pro-forma information has not been presented. The purchase price allocation recorded at December 31, 2008 associated with the 2008 acquisitions could change as a result of subsequent purchase accounting adjustments and additional earnout amounts that may become payable based on performance within the respective earnout periods. The Company does not believe these changes, if any, would be material.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007 were as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2006	$56,924	$17,206	$1,831	$75,961
Acquisitions:
RentonJames	—	—	862	862
Earnouts:
Highland Partners	3,295	11	69	3,375
RentonJames	—	—	1,638	1,638
Adjustments:
Highland Partners (1)	(1,302)	(913)	—	(2,215)
Other (2)	—	2,746	—	2,746
Exchange rate fluctuations	424	1,359	67	1,850

Balance at December 31, 2007	59,341	20,409	4,467	84,217
Acquisitions:
Advantage Recruitment	—	—	171	171
Schwab	1,362	—	—	1,362
IronHill	3,615	—	—	3,615
75 Search	2,974	—	—	2,974
Earnouts:
Highland Partners	11,348	38	239	11,625
RentonJames, net	—	—	483	483
Exchange rate fluctuations	(584)	(1,948)	(681)	(3,213)

Balance at December 31, 2008	$78,056	$18,499	$4,679	$101,234

(1)	In 2007, the Company recorded $2.2 million of adjustments to the initial purchase price allocation of the Highland Partners acquisition, as discussed in Note 9, Acquisitions. Of the $2.2 million adjustment, $1.2 million is a result of the final settlement of certain liabilities that were based on estimates recorded at the time of acquisition and $1.0 million is the reduction of goodwill to account for the amount of deferred tax assets that will provide the Company with future tax deductions.

(2)	During the fourth quarter of 2007, the Company revised its deferred tax liability associated with the 1999 merger of Heidrick & Struggles Inc. with Heidrick & Struggles International, Inc. This revision increased the current carrying value of goodwill by $2.7 million, established a deferred tax liability of $1.3 million, and resulted in a foreign currency translation adjustment of $0.3 million and an income tax benefit of $1.1 million. These adjustments resulted in immaterial misstatements to prior period financial statements.

During the 2008 fourth quarter, the Company, with the assistance of an independent valuation firm, conducted its annual goodwill impairment evaluation. This impairment evaluation indicated that the fair value of each of the Company’s reporting unit exceeded its carrying amount. As a result, no impairment charge was recorded. The estimated fair value of the Americas and Asia Pacific reporting units were significantly in excess of their net asset carrying values. However, the estimated fair value of the European reporting unit only exceeded

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its net asset carrying value by approximately 8%. Given the current market conditions and future economic uncertainty, the fair value of the European reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. The Company continues to monitor potential triggering events including changes in the business climate in which it operates, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance, specifically in relation to the European reporting unit. Any changes in these factors could result in an impairment charge.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, 2008 and 2007 were as follows:

		2008			2007
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.1	$22,512	(10,275)	12,237	$22,924	$(9,130)	$13,794
Candidate database	6.0	1,800	(675)	1,125	1,800	(375)	1,425
Other	3.5	316	(135)	181	175	(31)	144

Total intangible assets	13.3	$24,628	$(11,085)	$13,543	$24,899	$(9,536)	$15,363

During 2007, the Company recorded $0.4 million of intangible assets related to the acquisition of RentonJames, consisting entirely of client relationships amortized using the cash flow method over 12 years. Additionally, in 2007, one of the two remaining principal consultants from the 2000 acquisition of the executive search firm, Lynch Miller Moore O’Hara, Inc., retired from the Company triggering the review of the remaining client relationship intangible asset resulting in a $1.0 million impairment charge in the Americas region.

During 2008, the Company recorded $0.3 million of intangible assets in conjunction with the acquisition of Schwab, consisting entirely of client relationships amortized over 11 years. The Company also recorded $0.5 million of intangible assets in conjunction with the acquisition of IronHill, consisting of client relationships of $0.4 million amortized over 11 years, non-compete agreements amortized over three years and backlog amortized over one year, each of which were less than $0.1million. Additionally, the Company recorded $0.3 million of intangible assets in conjunction with the acquisition of 75 Search, consisting of client relationships of $0.3 million amortized over 11 years and backlog of less than $0.1 million amortized over one year. Client relationships are amortized using the cash flow method, while all other intangible assets are amortized using the straight-line method of amortization.

Intangible amortization expense for the years ended December 31, 2008 and 2007 was $2.2 million and $2.4 million, respectively. The estimated intangible amortization expense is approximately $2.1 million for fiscal year 2009, $1.9 million for fiscal year 2010, $1.7 million for fiscal year 2011, $1.6 million for fiscal year 2012, and $1.3 million for fiscal year 2013. These amounts are based on intangible assets recorded as of December 31, 2008 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Other Current Liabilities

The components of other accrued liabilities at December 31, are as follows:

	2008	2007
Deferred revenue	$15,782	$20,970
Accrued earnout payments	12,428	5,013
Accrued retention bonuses	5,400	—
Accrued restructuring charges	2,280	2,813
Accrued sales and value-added taxes	2,212	4,512
Accrued dividend payable	2,129	2,251
Other	11,492	11,630

Total other current liabilities	$51,723	$47,189

12. Line of Credit

Since October 2006, the Company has had a $100 million committed unsecured revolving facility (the "Facility"). Under the Facility, the Company may borrow U.S. dollars, euros, or other major traded currencies as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by the Company’s leverage ratio. A facility fee is charged even if no portion of the Facility is used. The Facility expires in October 2011.

There were no borrowings outstanding under the Facility at December 31, 2008 or 2007, nor were there any borrowings during the years ended December 31, 2008 and 2007. During 2008 and 2007, the Company was in compliance with the financial covenants of the Facility and no event of default existed.

13. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the "Plan") for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Plan also allows for higher limitations if an employee is age 50 or older. The Company matched employee contributions on a dollar for dollar basis per participant up to the greater of $4,000 or 3% of eligible compensation, the greater of $3,500 or 2.5% of eligible compensation and $3,000 per participant for the years ended December 31, 2008, 2007, and 2006, respectively. Employees are eligible for the Company match after satisfying a one year service requirement provided that they are working on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year, to receive the Company match for that plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2008, 2007 and 2006. The Company match expense for the years ended December 31, 2008, 2007 and 2006 was $2.2 million, $1.8 million and $1.3 million, respectively.

Through September 30, 2004, the Plan allowed participants the option of having their account balances or portions thereof invested in the Company’s common stock. As of October 1, 2004, participants were no longer allowed the option of purchasing the Company’s common stock under the Plan. However, those participants who

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

held the Company’s common stock were allowed to maintain their shares. At December 31, 2008 and 2007, the Plan held 268,452 and 262,652 shares, respectively, of the Company’s common stock.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, including a Company stock fund. These deferrals are immediately vested and are not subject to a risk of forfeiture. In conjunction with the U.S. Plan in 2008 and 2007, all deferrals are funded currently, with the exception of a $0.6 million carry over balance from a previous plan, which is fully accrued as of December 31, 2008. As of December 31, 2008 and 2007, the compensation deferred in the U.S. Plan was $4.5 million and $4.3 million, respectively. The assets and liabilities of this plan are included in the Consolidated Balance Sheets at December 31, 2008 and 2007.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles, including a Company stock fund. As of December 31, 2008 and 2007, the total amounts deferred under the plan were $0.8 million and $0.6 million, respectively, all of which was funded.

14. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS No. 158”) on December 31, 2006, which resulted in a decrease in retirement and pension plan liabilities of $3.3 million, an increase in accumulated other comprehensive income of $2.2 million and a decrease in non-current deferred tax assets of $1.1 million.

As of December 31, 2008, the Company has recorded a decrease in retirement and pension plan liabilities of $0.2 million, an increase in accumulated other comprehensive income of $0.1 million and a decrease in non-current deferred tax assets of $0.1 million, respectively, as compared to December 31, 2007. As of December 31, 2007, the Company has recorded a decrease in retirement and pension plan liabilities of $6.2 million, an increase in accumulated other comprehensive income of $4.0 million and a decrease in non-current deferred tax assets of $2.2 million, respectively, as compared to December 31, 2006.

The following tables reconcile the benefit obligation for the pension plan:

	December 31,
	2008	2007
Benefit obligation at January 1,	$25,206	$25,281
Service cost	138	144
Interest cost	1,287	1,115
Actuarial gain	(1,203)	(2,519)
Benefits paid	(1,426)	(1,328)
Cumulative translation adjustment	(1,022)	2,513

Benefit obligation at December 31,	$22,980	$25,206

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recognized in the Consolidated Balance Sheets at December 31, are as follows:

	2008	2007
Current liabilities	$1,358	$1,419
Noncurrent liabilities	21,622	23,787

Net amount recognized in the Consolidated Balance Sheets	$22,980	$25,206

The accumulated benefit obligations at December 31, 2008 and 2007 were $22.9 million and $25.1 million, respectively.

The components of and assumptions used to determine the net periodic benefit cost as of December 31, are as follows:

	December 31,
	2008	2007	2006
Net period benefit cost:
Service cost	$138	$144	$290
Interest cost	1,287	1,115	1,056
Amortization of net gain	(666)	(124)	—

Net periodic benefit cost	$759	$1,135	$1,346

Weighted average assumptions:
Discount rate (1)	5.20%	4.35%	4.25%
Rate of compensation increase	1.75%	1.75%	2.00%

Assumptions to determine the Company’s benefit obligation as of December 31, are as follows:

	2008	2007	2006
Discount rate (1)	5.75%	5.20%	4.35%
Rate of compensation increase	1.75%	1.75%	1.75%
Measurement date	12/31/08	12/31/07	12/31/06

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in accumulated other comprehensive income as of December 31, 2008 and 2007 that had not yet been recognized as components of net periodic benefit cost were $6.5 million and $6.2 million, respectively. Accumulated other comprehensive income includes $0.9 million that is expected to be recognized as a component of net periodic benefit cost in 2009.

The Company’s policy is to fully fund the pension plan such that sufficient assets will be available to meet future benefit requirements. The pension benefits are fully reinsured within a group insurance contract with Victoria Lebensversicherung AG. The surrender value, which approximates fair value, at December 31, 2008 and 2007 was $26.3 million and $27.5 million, respectively. The expected contribution to be paid to the plan in 2009 is $1.4 million. Since the pension assets are not segregated in trust from the Company’s other assets for purposes of SFAS No. 87, “Employers’ Accounting for Pensions,” the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. This asset is included in the Consolidated Balance Sheets at December 31, 2008 and 2007, as a component of other current assets and assets designated for retirement and pension plans.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Years Ended December 31,
2009	$1,358
2010	1,373
2011	1,486
2012	1,498
2013	1,510
2014 through 2018	9,180

15. Stock-Based Compensation

GlobalShare Program

On May 24, 2007, the stockholders of the Company approved the 2007 Heidrick & Struggles GlobalShare Program (the "Plan") at the Company’s Annual Meeting of Stockholders. The Plan had previously been approved by the Board of Directors of the Company on April 16, 2007, subject to approval of the stockholders of the Company.

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

The Plan limits the number of shares that may be granted to any participant who is or may be a "covered employee" under Code Section 162(m) to 200,000 stock options and stock appreciation rights and 200,000 performance-based awards.

The Company has the ability to settle equity awards by issuing shares held in treasury or through the issuance of authorized but unissued common stock.

The Plan provides that no awards can be granted after May 31, 2011.

A summary of information with respect to stock-based compensation for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Total stock-based compensation expense included in net income	$24,772	$30,689	$24,800
Income tax benefit related to stock-based compensation included in net income	9,909	11,969	9,672

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total unrecognized compensation cost related to non-vested restricted stock and stock options that were not yet vested as of December 31, 2008 was approximately $25.4 million pre-tax, which is expected to be recognized over a weighted average of 1.8 years.

Restricted Stock Units

The total number of restricted stock units and the underlying shares of the Company’s common stock that may be issued or delivered under the Plan is determined by the Human Resources and Compensation Committee of the Board of Directors on an annual basis. The restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of both service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the years ended December 31, 2008, 2007 and 2006:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2005	821,500	$32.46
Granted	861,962	33.58
Vested and converted to common stock	(234,762)	27.01
Forfeited	(76,514)	34.38

Outstanding on December 31, 2006	1,372,186	33.99
Granted	869,583	46.34
Vested and converted to common stock	(410,620)	33.20
Forfeited	(196,413)	38.36

Outstanding on December 31, 2007	1,634,736	40.23
Granted	1,203,334	33.04
Vested and converted to common stock	(816,976)	38.62
Forfeited	(140,375)	38.28

Outstanding on December 31, 2008	1,880,719	36.48

As of December 31, 2008, there was $23.9 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years.

Non-qualified Stock Options

Stock options granted under the Plan have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options under the Plan are generally subject to ratable vesting over a 3 year period, and compensation expense is recognized on a straight-line basis over the vesting period.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Number of Non-qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2005	2,045,545	$24.25	3.3	$26,799
Granted	111,000	33.19
Exercised	(501,520)	20.13
Expired	(88,887)	35.14
Forfeited	(38,768)	31.64

Outstanding on December 31, 2006	1,527,370	25.44	2.7	20,514
Granted	80,250	47.38
Exercised	(832,711)	23.16
Expired	(6,824)	34.97
Forfeited	(53,190)	26.91

Outstanding on December 31, 2007	714,895	30.35	2.4	10,395
Granted	149,452	33.37
Exercised	(64,299)	13.95
Expired	(41,260)	36.43
Forfeited	(20,835)	41.78

Outstanding on December 31, 2008	737,953	31.72	3.0	10,947

Exercisable on December 31, 2006	1,128,230	$24.98	2.7	$15,712
Exercisable on December 31, 2007	507,855	28.72	2.1	7,798
Exercisable on December 31, 2008	533,664	30.13	1.3	8,686

Information about non-qualified stock options at December 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.00	124,158	0.3	$14.00	124,158	$14.00
$25.43 to $33.79	282,526	5.4	31.35	114,738	28.46
$35.13 to $40.73	279,519	1.8	36.91	277,519	36.91
$46.86 to $48.74	51,750	3.3	48.28	17,249	48.28

$14.00 to $48.74	737,953	3.0	$31.72	533,664	$30.13

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, there was $1.5 million of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.1 years.

	Year Ended December 31,
	2008	2007	2006
Weighted average grant date fair value of stock options granted	$10.37	$13.61	$11.65
Total grant date fair value of stock options vested (in 000’s)	1,561	2,733	5,120
Total intrinsic value of stock options exercised (in 000’s)	1,111	20,372	9,201

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

	Year Ended December 31,
	2008	2007	2006
Expected life (in years) (1)	4.7	3.3	3.4
Risk-free interest rate	2.5%	4.7%	4.7%
Expected volatility	37.7%	31.7%	40.8%
Expected dividend yield (2)	1.5%	0%	0%

(1)	Options granted during 2008 have a contractual term of 10 years, and options granted during 2007 and 2006 have a contractual term of 5 years.

(2)	Options granted during 2007 and 2006 were granted prior to the Company’s initiation of a cash dividend in September 2007, thus the expected dividend yield on the date of grant was 0%.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income. Comprehensive income includes net income and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments and pension adjustments, net of tax, as components of comprehensive income.

	Years Ended December 31,
	2008	2007	2006
Comprehensive Income:
Net income	$39,074	$56,463	$34,243
Change in foreign currency translation adjustment	(10,819)	9,712	7,477
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(1,746)	236	133
Pension adjustment, net of tax	155	1,865	—

Total comprehensive income	$26,664	$68,276	$41,853

The Company recorded tax benefits of $243 thousand and $15 thousand in 2008 and 2007, respectively, and a tax payable of $29 thousand in 2006 related to the unrealized gain (loss) on available-for-sale investments. The Company recorded deferred tax liabilities of $0.1 million and $1.0 million in 2008 and 2007, respectively, related to the pension adjustment.

	December 31,
	2008	2007
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	$9,321	$20,140
Net unrealized gain (loss) on available-for-sale investments, net of tax	(1,373)	373
Pension adjustment, net of tax	4,206	4,051

Total accumulated other comprehensive income	$12,154	$24,564

17. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per share, and the shares used in the computation, for the years ended December 31, are as follows:

	2008	2007	2006
Net income	$39,074	$56,463	$34,243
Weighted average common shares outstanding	16,747	17,854	17,925
Dilutive common shares	980	1,130	991

Weighted average diluted common shares outstanding	17,727	18,984	18,916

Basic earnings per common share	$2.33	$3.16	$1.91
Diluted earnings per common share	$2.20	$2.97	$1.81

Options to purchase 0.6 million, 0.2 million and zero shares of common stock that were outstanding during 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of common shares.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Restructuring Charges

The table below outlines the restructuring charges along with related cash payments for each of the years in the three-year period ended December 31, 2008.

	Employee- related	Office- related	Total
Accrued restructuring charges as of December 31, 2005	$2,861	$15,749	$18,610
Restructuring charges	(43)	451	408
Cash payments	(2,481)	(4,636)	(7,117)
Exchange rate fluctuations	133	680	813

Accrued restructuring charges as of December 31, 2006	470	12,244	12,714
Cash payments	(470)	(2,824)	(3,294)
Exchange rate fluctuations	—	128	128

Accrued restructuring charges as of December 31, 2007	—	9,548	9,548
Cash payments	—	(2,841)	(2,841)
Exchange rate fluctuations	—	(954)	(954)

Accrued restructuring charges as of December 31, 2008	$—	$5,753	$5,753

The accrued restructuring charges as of December 31, 2008 relate to real estate leases that require cash payments through the lease terms, reduced by sublease income until such time as negotiations with the lessor to terminate the lease are completed. Based on current estimates, of the $5.8 million of restructuring charges unpaid as of December 31, 2008, approximately $2.3 million is expected to be paid in 2009 with the additional $3.5 million payable over the remaining lease terms of the vacated properties, which extend through 2016. These balances, respectively, are included within other current and non-current liabilities in the Consolidated Balance Sheet at December 31, 2008.

19. Income Taxes

The sources of income before income taxes for the years ended December 31, are as follows:

	2008	2007	2006
United States	$27,162	$47,867	$26,930
Foreign	35,091	39,268	28,336

Income before income taxes	$62,253	$87,135	$55,266

The provision for income taxes for the years ended December 31, is as follows:

	2008	2007	2006
Current—
Federal	$2,825	$28,592	$16,507
State and local	1,690	4,472	3,107
Foreign	9,762	19,688	10,428
Deferred	8,902	(22,080)	(9,019)

Total provision for income taxes	$23,179	$30,672	$21,023

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for income taxes for the years ended December 31, to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	2008	2007	2006
Income tax provision at the statutory U.S. federal rate	$21,789	$30,497	$19,343
State income tax provision, net of federal tax benefit	1,292	2,914	1,966
Nondeductible expenses	4,307	3,225	493
Foreign tax higher (lower) than U.S. (includes changes in foreign valuation allowance)	(2,659)	(299)	334
Decrease in U.S. valuation allowance	—	(7,336)	—
Impact from U.S. branch incorporations in the United Kingdom and Japan	—	1,701	—
Other, net	(1,550)	(30)	(1,113)

Total provision for income taxes	$23,179	$30,672	$21,023

The deferred tax amounts have been classified in the Consolidated Balance Sheets at December 31, as follows:

	2008	2007
Current deferred tax assets	$18,062	$17,665
Current deferred tax liabilities	(3,809)	(1,929)
Valuation allowance	(360)	(446)

Current deferred tax asset, net	13,893	15,290

Non-current deferred tax assets	51,428	60,381
Non-current deferred tax liabilities	(8,303)	(3,930)
Valuation allowance	(7,812)	(10,596)

Non-current deferred tax asset, net	35,313	45,855

Net deferred tax assets	$49,206	$61,145

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities at December 31, are attributable to the following components:

	2008	2007
Deferred tax assets attributable to:
Receivable allowances	$1,993	$1,421
Accrued vacation	2,216	2,149
Accrued bonuses	11,603	11,246
Liability for nonqualified retirement plans	5,529	3,520
Accrued compensation – restricted stock units	11,974	15,578
Accrued rent	3,885	2,809
Depreciation on property and equipment	2,191	3,056
Foreign net operating loss carryforwards	6,428	7,154
Goodwill	1,110	1,824
Accrued restructuring charges	1,133	2,646
Deferred compensation	6,684	5,096
U.S. foreign tax credit carryforwards	12,376	18,804
Other accrued expenses	2,368	2,743

Deferred tax assets, before valuation allowance	69,490	78,046

Deferred tax liabilities attributable to:
Unrealized gain on equity and warrant portfolio	(879)	(695)
Prepaid expenses	(534)	(583)
Goodwill	(3,417)	(792)
Deferred revenue	(1,979)	—
Other	(5,303)	(3,789)

Deferred tax liabilities	(12,112)	(5,859)

Valuation allowance	(8,172)	(11,042)

Net deferred tax assets	$49,206	$61,145

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance.

The valuation allowance decreased from $11.0 million at December 31, 2007 to $8.2 million at December 31, 2008. The valuation allowance at December 31, 2008 was related to certain foreign deferred tax assets and foreign net operating loss carryforwards. The Company intends to maintain these valuation allowances until sufficient positive evidence exists to support their reversal.

At December 31, 2008, the Company had $31.9 million of net operating loss carryforwards related to its foreign tax filings. Depending on the tax rules of the foreign tax jurisdictions, the losses can be carried forward indefinitely or the carryforward periods are limited, ranging from 5 years to 7 years. The Company also had U.S. foreign tax credit carryforwards of $12.4 million, expiring in 2012 through 2017.

As of December 31, 2008, the Company had unremitted earnings held in its foreign subsidiaries of approximately $50.4 million. The Company did not recognize a deferred tax liability for U.S. income taxes and

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. Determination of the amount of unrecognized deferred tax liability related to unremitted earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

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

As of January 1, 2008, the Company had $5.6 million of unrecognized tax benefits. As of December 31, 2008 the Company had $4.1 million of unrecognized tax benefits of which, if recognized, approximately $3.4 million, net of federal tax benefits, would be recorded as a component of income tax expense. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2008	$5,552
Gross increases for tax positions of prior years	1,006
Gross increases for tax positions of current year	271
Gross decreases for tax positions of prior years	(1,720)
Lapse of statute of limitations	(1,019)

Gross unrecognized tax benefits at December 31, 2008	$4,090

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
Germany	2004–2007
Hong Kong	2002–2007
United Kingdom	2003–2007
United States (1)	2000–2007

(1)	Includes federal as well as state and local jurisdictions, as applicable.

The Company is currently under audit by the U.S. federal jurisdiction, several U.S. state and local jurisdictions and several foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. Additionally, there are several statutes of limitation expected to close within the next 12 months. It is reasonably possible that a reduction of unrecognized tax benefits of $0.5 million may occur by December 31, 2009.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties are $0.8 million as of December 31, 2008.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, for the years ended December 31, are as follows:

	2008	2007	2006
Revenue:
Americas	$314,412	$333,561	$265,421
Europe	201,462	207,504	163,605
Asia Pacific	100,030	78,589	49,497

Revenue before reimbursements (net revenue)	615,904	619,654	478,523
Reimbursements	28,956	28,612	23,471

Total	$644,860	$648,266	$501,994

Operating income:
Americas	$45,783	$67,480	$53,929
Europe	24,479	31,865	14,883
Asia Pacific	15,351	15,946	13,278

Total regions	85,613	115,291	82,090
Corporate	(30,076)	(35,787)	(31,633)

Operating income before restructuring charges	55,537	79,504	50,457
Restructuring charges	—	—	(408)

Total	$55,537	$79,504	$50,049

Depreciation and amortization:
Americas	$5,091	$5,610	$4,566
Europe	2,611	3,484	3,524
Asia Pacific	2,202	1,432	813

Total regions	9,904	10,526	8,903
Corporate	640	753	1,479

Total	$10,544	$11,279	$10,382

Capital expenditures:
Americas	$7,643	$3,106	$2,733
Europe	2,636	1,559	1,465
Asia Pacific	2,545	3,241	813

Total regions	12,824	7,906	5,011
Corporate	578	92	513

Total	$13,402	$7,998	$5,524

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets, and goodwill and other intangible assets, by segment, at December 31, are as follows:

	December 31,
	2008	2007
Identifiable assets:
Americas	$210,031	$199,250
Europe	173,901	188,030
Asia Pacific	87,443	82,059

Total regions	471,375	469,339
Corporate	115,582	147,545

Total	$586,957	$616,884

Goodwill and other intangible assets, net:
Americas	$87,911	$69,941
Europe	21,706	24,428
Asia Pacific	5,160	5,211

Total	$114,777	$99,580

21. Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus future interest as required by law. The amount of this bank guarantee is €5.7 million (equivalent to $7.9 million at December 31, 2008). See Note 5, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.8 million as of December 31, 2008. No amount has been accrued for the Company’s obligation under these guarantee arrangements as no event of default exists or is expected.

22. Commitments and Contingencies

Operating Leases

The Company leases office space in various buildings for its own use. The terms of these office-related leases provide that the Company pay base rent and a share of increases in operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2024. The Company also leases certain computer equipment, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2008, 2007 and 2006 was $40.6 million, $34.2 million and $29.2 million, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2009	$34,685	$856	$35,541
2010	26,363	574	26,937
2011	15,677	258	15,935
2012	11,369	95	11,464
2013	9,686	14	9,700
Thereafter	74,067	7	74,074

Total	$171,847	$1,804	$173,651

The aggregate minimum future lease payments on office leases is $171.8 million. The Company has contractual sub-lease arrangements to receive aggregate sublease income of $11.2 million related to certain leases that expire at various dates through 2016. The sublease income relates to properties which were sublet as part of the office consolidations and closings previously announced.

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

In September 2007, Whitney Group and Whitney Group Asia (collectively “Whitney Group”) filed suit against the Company in the New York Supreme Court, New York County, seeking injunctive relief and damages relating to the resignation, and subsequent hiring by the Company, of certain Whitney Group employees based in Hong Kong. On December 19, 2007, the parties to the suit agreed to a settlement and release of all claims, both asserted and unasserted. The parties have executed release documents, and the claims have been dismissed.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.0 million at December 31, 2008). No penalty has been included in this assessment. This final assessment has been appealed by the Company, and the enforcement of the assessment has been suspended until a final determination of the appeal. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

local law. See Note 5, Restricted Cash and Note 21, Guarantees. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

23. Subsequent Events

In January 2009, the Company’s Board of Directors approved a restructuring plan to reduce overall costs and improve operational efficiencies that will result in a first quarter 2009 restructuring charge of as much as $20 million, substantially all of which will result in cash expenditures during 2009. Under this plan, the Company reduced its global workforce by approximately 12%, which the Company expects will result in savings of approximately $31 million over the next twelve months.

In February 2009, the Company completed the acquisition of the Warsaw, Poland office of Ray & Berndtson, a leading retained executive search firm. As a result of the acquisition as well as additional hires made at the same time, the Company increased its consultant headcount within the European region by seven.

PART II (continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the captions “Election of Class III Directors,” “Committees of the Board of Directors,” “Nominees for Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement and is incorporated herein by reference. See also “Executive Officers” included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Executive Compensation,” “Director Compensation” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2009 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2008, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	2,618,672	(2)	$31.72	880,285
Equity compensation plans not approved by stockholders	—		—	—

Total equity compensation plans	2,618,672		$31.72	880,285

(1)	For a description of the types of securities that may be issued under our 2007 Heidrick & Struggles GlobalShare Program (the "Plan"), please read Note 15, Stock-Based Compensation, in the Notes to Consolidated Financial Statements contained in Item 8 to this annual report on Form 10-K. The amount of any type of security to be issued under the Plan is to be determined by the Compensation Committee at the date of grant.

(2)	Includes 1,880,719 restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions,” “Corporate Governance” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

2. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K Filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent dated October 26, 2006 (Incorporated by referred to Exhibit 10.03 of the Registrant’s Form 10-K filed March 15, 2007)

10.02	Amendment No. 1 to the Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated as of February 25, 2008. (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-K filed on February 28, 2008)

10.03	Purchase Agreement, dated as of September 18, 2006, by and among Hudson Highland Group, Inc., Highland Partners Co (Canada), Highland Partners (Aust) Pty Ltd and Highland Partners Limited, and the Company, Heidrick & Struggles Canada, Inc. and Heidrick & Struggles Australia, Ltd (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K Filed September 20, 2006)

10.04	Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007 (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 10-K filed on February 28, 2008)

10.05	Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 1.01 of the Registrant’s Form 10-Q filed on April 3, 2007)

10.06	First Amendment to Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 8-K filed on January 15, 2009)

10.07	Employment Agreement of Eileen A. Kamerick (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-Q filed on August 6, 2004)

10.08	Employment Agreement of K. Steven Blake (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on February 28, 2008)

10.09	Employment Agreement of David Peters (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on February 28, 2008)

10.10	Employment Agreement of Charles G. Davis (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed on January 15, 2009)

10.11	Employment Agreement of Robert L. Hines (Incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed on January 15, 2009)

10.12	First Amendment to Employment Agreement of Robert L. Hines (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed on January 15, 2009)

Exhibit No.	Description

10.13	Employment Agreement of Valerie Germaine Davis (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on February 28, 2008)

10.14	Employment Agreement of Sanjay Gupta Davis (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on February 28, 2008)

10.15	Employment Agreement of Richard Caldera (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 6, 2008)

10.16	Employment Agreement of Scott Krenz (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 12, 2008)

10.17	Transition and Separation Agreement and General Release between Eileen Kamerick and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 99.01 of the Registrant’s Form 8-K filed on April 15, 2008)

10.18	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2008 (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed on December 19, 2008)

10.19	2007 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed on June 8, 2007)

*10.20	The Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008

10.21	Form of Heidrick & Struggles Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed on June 8, 2007)

10.22	Form of Heidrick & Struggles Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 8-K filed on June 8, 2007)

10.23	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 10, 2006)

10.24	The Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))

*10.25	The First Amendment to The Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/s/ SCOTT J. KRENZ
Title	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

Signature	Title

/s/ L. KEVIN KELLY L. Kevin Kelly (principal executive officer)	Chief Executive Officer

/s/ SCOTT KRENZ Scott J. Krenz (principal financial and accounting officer)	Executive Vice President & Chief Financial Officer

/s/ RICHARD I. BEATTIE Richard I. Beattie	Director

/s/ ANTONIO BORGES Antonio Borges	Director

/s/ JOHN A. FAZIO John A. Fazio	Director

/s/ JILL KANIN-LOVERS Jill Kanin-Lovers	Director

/s/ GARY E. KNELL Gary E. Knell	Director

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director

/s/ GERARD R. ROCHE Gerard R. Roche	Director

/s/ V. PAUL UNRUH V. Paul Unruh	Director