Form 10-Q
period 2009-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2009-05-04
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 29, 2009, there were 16,959,718 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$96,372	$234,531
Accounts receivable, less allowance for doubtful accounts of $5,888 and $5,808 at March 31, 2009 and December 31, 2008, respectively	57,020	68,233
Other receivables	8,347	8,586
Prepaid expenses	22,798	19,520
Other current assets	1,265	1,788
Income taxes recoverable, net	22,168	7,719
Deferred income taxes, net	13,735	13,893

Total current assets	221,705	354,270

Non-current assets:
Property and equipment, net	28,375	28,172
Restricted cash	9,477	9,655
Assets designated for retirement and pension plans	23,748	24,973
Investments	12,635	12,594
Other non-current assets	8,793	7,203
Goodwill	104,658	101,234
Other intangible assets, net	13,333	13,543
Deferred income taxes, net	29,800	35,313

Total non-current assets	230,819	232,687

Total assets	$452,524	$586,957

Current liabilities:
Accounts payable	$7,202	$11,977
Accrued salaries and employee benefits	63,969	163,695
Other current liabilities	44,808	49,443
Current portion of accrued restructuring charges	8,543	2,280

Total current liabilities	124,522	227,395

Non-current liabilities:
Retirement and pension plans	26,337	27,503
Other non-current liabilities	23,526	25,755

Total non-current liabilities	49,863	53,258

Total liabilities	174,385	280,653

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 16,919,518 and 16,369,640 shares outstanding at March 31, 2009 and December 31, 2008, respectively	196	196
Treasury stock at cost, 2,666,259 and 3,216,137 shares at March 31, 2009 and December 31, 2008, respectively	(91,734)	(110,838)
Additional paid in capital	252,965	273,731
Retained earnings	109,769	131,061
Accumulated other comprehensive income	6,943	12,154

Total stockholders’ equity	278,139	306,304

Total liabilities and stockholders’ equity	$452,524	$586,957

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Revenue before reimbursements (net revenue)	$89,141	$153,139
Reimbursements	4,558	6,802

Total revenue	93,699	159,941

Operating expenses:
Salaries and employee benefits	79,340	110,606
General and administrative expenses	28,819	31,657
Reimbursed expenses	4,558	6,802
Restructuring charges	13,362	—

Total operating expenses	126,079	149,065

Operating income (loss)	(32,380)	10,876

Non-operating income (expense):
Interest income, net	669	2,041
Other, net	(906)	(1,087)

Net non-operating income (expense)	(237)	954

Income (loss) before income taxes	(32,617)	11,830
Provision for (benefit from) income taxes	(13,690)	4,762

Net income (loss)	$(18,927)	$7,068

Basic weighted average common shares outstanding	16,518	17,296
Diluted weighted average common shares outstanding	16,518	18,460

Basic earnings (loss) per common share	$(1.15)	$0. 41
Diluted earnings (loss) per common share	$(1.15)	$0.38
Cash dividends paid per share	$0.13	$0.13

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	19,586	$196	3,216	$(110,838)	$273,731	$131,061	$12,154	$306,304

Net loss	—	—	—	—	—	(18,927)	—	(18,927)

Other comprehensive loss:
Unrealized loss on available for sale investments	—	—	—	—	—	—	(5)	(5)

Foreign currency translation adjustment	—	—	—	—	—	—	(5,206)	(5,206)

Other comprehensive loss	—	—	—	—	—	(18,927)	(5,211)	(24,138)

Treasury and common stock transactions:

Stock-based compensation	—	—	—	—	6,027	—	—	6,027

Exercise of stock options	—	—	(48)	1,675	(1,000)	—	—	675
Vesting of restricted stock units, net of tax withholdings	—	—	(502)	17,429	(20,156)	—	—	(2,727)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,198)	—	(2,198)
Dividend equivalents on restricted stock units	—	—	—	—	—	(167)	—	(167)
Tax deficit related to stock-based compensation	—	—	—	—	(5,637)	—	—	(5,637)

Balance at March 31, 2009	19,586	$196	2,666	$(91,734)	$252,965	$109,769	$6,943	$278,139

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(18,927)	$7,068
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,658	2,707
Deferred income taxes	27	1,518
Stock-based compensation expense, net	6,027	6,649
Restructuring charges	13,362	—
Cash paid for restructuring charges	(7,558)	(724)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	10,310	(26,437)
Accounts payable	856	(307)
Accrued expenses	(99,360)	(97,376)
Income taxes recoverable	(14,689)	(2,774)
Retirement and pension plan assets and liabilities	(1,799)	(216)
Prepayments	(3,635)	(4,002)
Other assets and liabilities, net	(519)	1,060

Net cash used in operating activities	(113,247)	(112,834)

Cash flows from investing activities:
Restricted cash	108	191
Acquisition of businesses, net of cash acquired	(3,828)	(171)
Capital expenditures	(8,241)	(3,552)
Purchases of equity method investment	(1,300)	—
Proceeds from sales of short-term investments	—	22,275
Other, net	—	62

Net cash provided by (used in) investing activities	(13,261)	18,805

Cash flows from financing activities:
Proceeds from stock options exercised	675	331
Purchases of treasury stock	—	(18,013)
Cash dividends paid	(2,496)	(2,246)
Payment of employee tax withholdings from equity transactions	(2,575)	(6,721)

Net cash used in financing activities	(4,396)	(26,649)

Effect of foreign currency exchange rates on cash and cash equivalents	(7,255)	2,921

Net decrease in cash and cash equivalents	(138,159)	(117,757)
Cash and cash equivalents at beginning of period:	234,531	260,580

Cash and cash equivalents at end of period:	$96,372	$142,823

Supplemental schedule of noncash financing activities:
Beginning of period – Accrued treasury stock purchases	$—	$1,605
Treasury stock purchases	—	19,255
Cash paid for treasury stock purchases	—	(18,013)

Accrued treasury stock purchases	$—	$2,847

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(All tables in thousands, except share and per share figures)

(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges, and stock-based compensation. Given that global economies are undergoing a period of substantial uncertainty, estimates are subject to a greater degree of uncertainty than usual, and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.

The Company revised its prior year Statement of Cash Flows to conform to the current year presentation, which had no effect on the Consolidated Balance Sheets or Consolidated Statements of Operations for any prior periods presented. Specifically, $6.7 million of payments made in 2008 for employee tax withholdings related to equity awards, which were originally reported as cash flows used in operating activities, have been reclassified to cash flows used in financing activities.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.

Recently Adopted Financial Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 5, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions, until January 1, 2009. On January 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and liabilities, which did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of SFAS No. 141(R) changed the Company’s accounting treatment for business combinations on a prospective basis.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be classified as noncontrolling interests and included as a component of equity. The adoption of SFAS No. 160 changes the Company’s accounting and reporting for minority interests on a prospective basis. Currently, the Company does not have any material minority interests.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2009	2008
Total stock-based compensation expense included in net income (loss)	$6,027	$6,649
Income tax benefit to stock-based compensation included in net income (loss)	$2,411	$2,726

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2009:

	Number of Restricted Stock Units	Weighted- Average Grant- date Fair Value
Outstanding on December 31, 2008	1,880,719	$36.48
Granted	283,111	14.00
Vested and converted to common stock	(693,662)	37.62
Forfeited	(43,395)	35.40

Outstanding on March 31, 2009	1,426,773	$31.49

As of March 31, 2009, there was $22.3 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.9 years.

Performance Stock Units

During the first quarter 2009, the Company issued 98,573 performance stock units with a grant date fair value of $17.56 per share. The performance stock units are expensed on a straight line basis over the 3 year vesting period. The actual shares issued upon vest will vary between 0% - 175% of the performance stock units granted based on the Company’s total shareholder return relative to its prescribed peer group over the 3 year service period. As of March 31, 2009, there was $1.5 million of pre-tax unrecognized compensation expense related to these unvested performance stock units, which is expected to be recognized over a weighted average of 2.9 years.

Non-qualified Stock Options

Non-qualified stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2008	737,953	$31.72	3.0	$10,947
Granted	—	—
Exercised	(48,212)	14.00
Expired	(6,450)	27.47
Forfeited	(13,727)	39.45

Outstanding on March 31, 2009	669,564	$32.88	2.9	$10,303

Exercisable on March 31, 2009	554,263	$32.41	1.8	$9,063

As of March 31, 2009, there was $1.2 million of pre-tax unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average of 1.0 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended
	March 31,
	2009	2008
Weighted average grant date fair value of stock options granted	$—	$10.50
Total grant date fair value of stock options vested	859	986
Total intrinsic value of stock options exercised	117	569

4.	Restricted Cash

The Company had deposits of $8.3 million at March 31, 2009 and December 31, 2008 in a U.S. dollar bank account in support of a €5.7 million (equivalent to $7.5 million at March 31, 2009) bank guarantee related to an ongoing tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $5.7 million at March 31, 2009) plus future accrued interest on that assessment amount. See Note 14, Commitments and Contingencies, for a discussion of the tax audit.

Based on the restrictions of the use of the pledged cash and the terms of the guarantee, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. The restricted cash is reflected in non-current assets based on the terms on the guarantee, which require that it be reviewed annually until the results of the tax audit are settled.

The restricted cash balance also includes $1.1 million and $1.3 million at March 31, 2009 and December 31, 2008, respectively, of restricted cash in support of lease guarantees and deposits. In accordance with the terms of the lease agreements, the cash balances are restricted through the term of the lease agreements, which extend through 2013.

5.	Fair Value Measurements

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.

6.	Acquisitions

In February 2009, the Company acquired Ray & Berndtson Sp. z o.o, a retained executive search firm in Warsaw, Poland for $2.7 million of initial consideration, pursuant to a stock purchase, which was funded from existing cash. The previous owners of Ray & Berndtson Sp. z o.o, who are now employees of Heidrick & Struggles, are eligible to receive earnout payments of up to $4.0 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that the total cash consideration paid to the sellers will not exceed $6.6 million. Pursuant to SFAS No. 141(R), the Company accrued $2.4 million representing the estimated fair value of the future earnout payment as of the acquisition date. As part of the preliminary purchase price allocation, the Company recorded $4.2 million of goodwill, $0.7 million of identifiable intangible assets, $0.3 million of other assets and assumed $0.1 million of liabilities. The results of operations of Ray & Berndtson Sp. z o.o are included in the Company’s financial statements as of the acquisition date. This acquisition is not considered material to the Company, and therefore, pro-forma information has not been presented. See Note 7, Goodwill and Other Intangible Assets, for a discussion of the assets acquired.

7.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2009 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2008	$78,056	$18,499	$4,679	$101,234
Ray & Berndtson Sp. z o.o acquisition	—	4,156	—	4,156
RentonJames earnout adjustment	—	—	394	394
IronHill adjustment	108	—	—	108
Exchange rate fluctuations	(131)	(789)	(314)	(1,234)

Balance at March 31, 2009	$78,033	$21,866	$4,759	$104,658

Throughout the first quarter of 2009, the Company continued to monitor events which could impact the carrying value of goodwill. In light of the continued deterioration in market conditions and future economic uncertainty, the Company, with the assistance of an independent valuation firm, conducted a goodwill impairment evaluation as of February 28, 2009. This impairment evaluation indicated that the fair value of each of the Company’s reporting units exceeded its carrying amount. The estimated fair value of the Americas and Asia Pacific reporting units were significantly in excess of their net asset carrying values. However, the estimated fair value of the European reporting unit continues to exceed its net asset carrying value by only a modest margin.

The Company continues to monitor events that could cause an impairment in the fair value of its reporting units, including changes in the business climate in which it operates, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance, specifically in relation to the European reporting unit. Any changes in these factors could result in the need to record an impairment charge.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	March 31, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.0	$18,206	$(6,061)	$12,145	$22,512	$(10,275)	$12,237
Candidate database	6.0	1,800	(750)	1,050	1,800	(675)	1,125
Other	3.8	315	(177)	138	316	(135)	181

Total intangible assets	13.3	$20,321	$(6,988)	$13,333	$24,628	$(11,085)	$13,543

During the first quarter of 2009, the Company recorded $0.7 million of intangible assets related to the Ray & Berndtson Sp. z o.o acquisition consisting entirely of client relationships, which will be amortized over 11 years.

Intangible asset amortization expense for the three months ended March 31, 2009 and 2008 was $0.5 million. The estimated intangible amortization expense is approximately $2.0 million for fiscal year 2009, $1.9 million for fiscal year 2010, $1.7 million for fiscal year 2011, $1.6 million for fiscal year 2012, and $1.3 million for fiscal year 2013. These amounts are based on intangible assets recorded as of March 31, 2009, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

8.	Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$30	$35
Interest cost	299	329
Amortization of net gain	(206)	(170)

Net periodic benefit cost	$123	$194

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three months ended March 31, 2009.

9.	Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(18,927)	$7,068

Weighted average common shares outstanding	16,518	17,296
Dilutive common shares	—	1,164

Weighted average diluted common shares outstanding	16,518	18,460

Basic earnings (loss) per common share	$(1.15)	$0.41

Diluted earnings (loss) per common share	$(1.15)	$0.38

Options to purchase 0.6 million shares of common stock that were outstanding at March 31, 2009 and 2008, were not included in the respective computations of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. At March 31, 2009, there were approximately 1.0 million dilutive common shares that were not included in the computation of the loss per common share because the effect of their inclusion would be anti-dilutive.

10.	Restructuring Charges

In the first quarter of 2009, the Company recorded restructuring charges of $13.4 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in the Company’s workforce of 197 employees globally. By segment, the restructuring charges recorded in the first quarter of 2009 were $6.4 million in the Americas, $5.7 million in Europe, $0.7 million in Asia Pacific and $0.6 million in Corporate.

Changes in the accrual for restructuring charges for the three months ended March 31, 2009 are as follows:

	Employee- related	Office- related	Total
Accrual balance at December 31, 2008	$—	$5,753	$5,753
Restructuring charges	13,362	—	13,362
Cash payments	(6,660)	(898)	(7,558)
Non-cash write-offs	(916)	—	(916)
Exchange rate fluctuations	—	(46)	(46)

Accrual balance at March 31, 2009	$5,786	$4,809	$10,595

The accrued restructuring charges as of March 31, 2009 relate to employee-related costs, which require cash payments based on individual severance agreements and real estate leases, which require cash payments through the lease terms, reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2009 will be $8.5 million with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

11.	Income Taxes

In the first quarter of 2009, the Company reported a loss before taxes of $32.6 million and recorded an income tax benefit of $13.7 million. The Company’s effective income tax benefit rate for the first quarter of 2009 was 42.0%.

In the first quarter of 2008, the Company reported income before taxes of $11.8 million and recorded an income tax provision of $4.8 million. The Company’s effective income tax rate for the first quarter of 2008 was 40.3%.

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

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2009	2008
Revenue:
Americas	$46,387	$77,337
Europe	28,072	52,866
Asia Pacific	14,682	22,936

Revenue before reimbursements (net revenue)	89,141	153,139
Reimbursements	4,558	6,802

Total	$93,699	$159,941

Operating income (loss):
Americas	$(7,474)	$11,724
Europe	(2,634)	5,261
Asia Pacific	(1,067)	2,722

Total regions	(11,175)	19,707
Corporate	(7,843)	(8,831)

Operating income (loss) before restructuring charges	(19,018)	10,876
Restructuring charges	(13,362)	—

Total	$(32,380)	$10,876

Depreciation and amortization:
Americas	$1,362	$1,326
Europe	551	681
Asia Pacific	577	529

Total regions	2,490	2,536
Corporate	168	171

Total	$2,658	$2,707

Capital expenditures:
Americas	$6,722	$1,137
Europe	586	814
Asia Pacific	687	1,483

Total regions	7,995	3,434
Corporate	246	118

Total	$8,241	$3,552

Identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	March 31, 2009	December 31, 2008
Identifiable assets:
Americas	$195,649	$210,031
Europe	132,195	173,901
Asia Pacific	58,225	87,443

Total regions	386,069	471,375
Corporate	66,455	115,582

Total	$452,524	$586,957

Goodwill and other intangible assets, net:
Americas	$87,229	$87,911
Europe	25,556	21,706
Asia Pacific	5,206	5,160

Total	$117,991	$114,777

13.	Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus post-assessment interest as required by law. The amount of this bank guarantee is €5.7 million (equivalent to $7.5 million at March 31, 2009). See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.6 million as of March 31, 2009. The Company has not accrued for these guarantee arrangements as no event of default exists.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.7 million at March 31, 2009). No penalty has been included in this assessment. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. The Company has appealed this final assessment, and the enforcement of the assessment has been suspended until a final determination of all appeals. In addition, the bank guarantee will remain in place pending the full and final resolution of all appeals. See Note 4, Restricted Cash and

Note 13, Guarantees. On March 4, 2009, the Company received notification that the Company’s appeal had been decided in its favor, thereby canceling the tax assessment issued in 2006. The examining tax authority has until May 5, 2009 to further appeal the determination in favor of the Company. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of a final assessment, if any, would not be material to the Company’s financial condition.

15.	Subsequent Events

On April 27, 2009, the Company’s Board of Directors approved a second targeted restructuring plan to reduce overall costs and improve efficiencies in the Company’s operations. This restructuring plan will further reduce the Company’s global workforce by approximately 8 to 10 percent, which will result in approximately $20 million of annualized savings.

As a result of the restructuring charge recorded in the first quarter of 2009, the Company was not in compliance with one of the financial covenants of its committed unsecured revolving facility (the “Facility”). The Company entered into an amendment (the “Amendment”) to the Facility. Among other things, the Amendment amends the pricing grid contained in the definition of “Applicable Rate” set forth in the Credit Agreement to better reflect prevailing market rates applicable to loans extended under the financial tests set forth therein, amends the definition of “Commitment” to reduce the aggregate commitment of the lenders from $100 million to $75 million, waives compliance with the one of the financial covenants for the fiscal quarter ending March 31, 2009 and amends one of the financial covenants for the duration of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax loss carryforwards; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; an impairment of our goodwill and other intangible assets; delays in the development and/or implementation of new technology and systems; and, the ability to meet and achieve the expected savings resulting from cost-reduction initiatives and restructuring activities. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2008 under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The number of consultants, confirmation trends, number of searches completed, productivity levels and the average fee per executive search will vary from quarter to quarter, affecting revenue growth and operating margin.

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

In the first quarter of 2008, we changed the deferral arrangement of bonuses for consultants and management globally. The portion of the bonus previously deferred into restricted stock units is now a cash deferral, which will be paid ratably over a three-year period. A premium of 10% was applied to the bonus amount deferred in 2008. The portion of the bonus that will be deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2009, began on January 1, 2009 and continues through the final payment date, which is three years from the date of the original deferral. For 2009, the deferral date will be in the first quarter of 2010. These amounts are recorded as a component of other non-current liabilities in the Consolidated Balance Sheet. We will continue to grant restricted stock units under other existing programs.

2009 Outlook

We currently are aligning our cost structure for 2009 based on annualized search confirmations reported in the first quarter, which would produce approximately $400 million in net revenues. Our goal is to achieve at least a breakeven operating margin for 2009, excluding restructuring charges.

On April 27, 2009, our Board of Directors approved a second targeted restructuring plan to reduce overall costs and improve efficiencies in our operations. This restructuring plan includes plans to further reduce our global workforce by approximately 8 to 10 percent, resulting in expected additional annualized savings of approximately $20 million. Based on analysis performed to date, we currently expect to record a restructuring charge of between $6 million to $10 million in the second quarter of 2009, which will result in approximately $12.5 million of cash expenditures in 2009.

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

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2009	2008
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	5.1	4.4

Total revenue	105.1	104.4

Operating expenses:
Salaries and employee benefits	89.0	72.2
General and administrative expenses	32.3	20.7
Reimbursements	5.1	4.4
Restructuring charges	15.0	—

Total operating expenses	141.4	97.3

Operating income (loss)	(36.3)	7.1

Non-operating income (expense):
Interest income, net	0.8	1.3
Other, net	(1.1)	(0.7)

Net non-operating income (expense)	(0.3)	0.6

Income (loss) before income taxes	(36.6)	7.7
Provision for (benefit from) income taxes	(15.4)	3.1

Net income (loss)	(21.2)%	4.6%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
Americas	$46,387	$77,337
Europe	28,072	52,866
Asia Pacific	14,682	22,936

Revenue before reimbursements (net revenue)	89,141	153,139
Reimbursements	4,558	6,802

Total	$93,699	$159,941

Operating income (loss):
Americas	$(7,474)	$11,724
Europe	(2,634)	5,261
Asia Pacific	(1,067)	2,722

Total regions	(11,175)	19,707
Corporate	(7,843)	(8,831)

Operating income (loss) before restructuring charges	(19,018)	10,876
Restructuring charges	(13,362)	—

Total	$(32,380)	$10,876

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Total revenue. Consolidated total revenue decreased $66.2 million, or 41.4%, to $93.7 million in 2009 from $159.9 million in 2008. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $64.0 million, or 41.8%, to $89.1 million for the three months ended March 31, 2009 from $153.1 million for the three months ended March 31, 2008. The negative impact of exchange rate fluctuations resulted in approximately 6 percentage points of the decline. Revenue decreased in all the industry practice groups. The number of confirmed executive searches was approximately 38% lower than in the 2008 first quarter and 7% lower compared to the 2008 fourth quarter. There were 403 executive search consultants as of March 31, 2009, compared to 419 as of December 31, 2008 and 408 as of March 31, 2008. Since December 31, 2008, we severed 37 consultants as part of our January 2009 reduction in force and 10 consultants resigned or were terminated. We also promoted 13 of our associates to consultants as part of our annual promotion process, acquired 7 consultants as part our acquisition in Eastern Europe and hired 11 consultants in our faster growing regions or practices. Productivity, as measured by annualized net revenue per consultant, decreased to $0.9 million from $1.5 million in the 2008 first quarter, and the average fee per executive search decreased to $98,900 for the three months ended March 31, 2009 compared to $106,700 for the three months ended March 31, 2008.

Net revenue in the Americas was $46.4 million for the three months ended March 31, 2009, a decrease of $30.9 million, or 40.0%, from $77.3 million in the first quarter of 2008. Revenue declined in all industry groups. Net revenue in Europe was $28.1 million for the three months ended March 31, 2009, a decrease of $24.8 million, or 46.9%, from $52.9 million in the first quarter of 2008. Revenue declined in all industry groups. The negative impact of exchange rate fluctuations resulted in approximately twelve percentage points of the revenue decline in the first quarter of 2009. In Asia Pacific, net revenue was $14.7 million for the three months ended March 31, 2009, a decrease of $8.3 million, or 36.0%, from $22.9 million in the first quarter of 2008. Revenue in the Financial Services and Industrial groups experienced the largest declines. The negative impact of exchange rate fluctuations resulted in approximately eight percentage points of the revenue decline in the first quarter of 2009.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $31.3 million, or 28.3%, to $79.3 million for the three months ended March 31, 2009 from $110.6 million for the three months ended March 31, 2008. The decrease in salaries and employee benefits expense is primarily a result of a $24.5 million decrease in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009 and a $7.9 million decrease due to the reduction in base compensation primarily related to the reduction in force, partially offset by a $1.1 million increase in compensation expense deferred from prior years.

As a percentage of net revenue, salaries and employee benefits expense was 89.0% in the first quarter of 2009, compared to 72.2% in the first quarter of 2008. Although we have implemented various cost savings initiatives, this percentage increase reflects a more rapid decline in our revenue than the reductions in our cost structure. Excluding a positive impact of $8.4 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated salaries and employee benefits decreased 20.6% in the first quarter of 2009 compared to the same quarter in 2008.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.8 million, or 9.0%, to $28.8 million for the three months ended March 31, 2009 from $31.7 million for the three months ended March 31, 2008. The decrease primarily reflects savings of $5.0 million associated with cost containment initiatives. This decrease was partially offset by an increase in professional service fees of $0.9 million primarily related to a process benchmarking study aimed at achieving operational cost reductions and a charge of $0.7 million associated with exiting our Wall Street office in conjunction with the consolidation of our New York offices.

As a percentage of net revenue, general and administrative expenses were 32.3% in the first quarter of 2009, compared to 20.7% in the first quarter of 2008. Excluding a positive impact of $2.6 million due to exchange rate fluctuations, which management believes provides a better comparison of operational performance, consolidated general and administrative expenses decreased approximately 0.7% in the first quarter of 2009 compared to the same quarter in 2008.

Restructuring charges. In the first quarter of 2009, we recorded restructuring charges of $13.4 million in connection with initiatives to reduce our overall costs and improve operational efficiencies, consisting of $12.5 million of cash charges and $0.9 million of non-cash write-offs. These charges relate to severance and other employee-related costs associated with reductions in our workforce. The workforce reductions affected 197 employees globally, of which 108 were in the Americas, 41 in Europe, 31 in Asia Pacific and 17 in Corporate. By segment, the restructuring charges recorded in the first quarter of 2009 were $6.4 million in the Americas, $5.7 million in Europe, $0.7 million in Asia Pacific and $0.6 million in Corporate.

Operating income (loss). Our consolidated operating loss was $32.4 million for the three months ended March 31, 2009 compared to operating income of $10.9 million for the three months ended March 31, 2008. The operating loss is primarily due to a decrease in net revenue of $64.0 million and restructuring charges of $13.4 million, partially offset by decreases in salaries and employee benefits expense of $31.3 million and general and administrative expenses of $2.8 million. Despite the reductions made to salaries and employee benefits and continued savings in general and administrative expenses, we did not keep pace with the sharp decline in net revenue. This, along with the restructuring charge recorded during the first quarter of 2009, resulted in a loss for the period. Each region was affected in the same way.

The Americas reported an operating loss of $7.5 million for the three months ended March 31, 2009, a decrease of $19.2 million compared to operating income of $11.7 million for the three months ended March 31, 2008. The decrease is due to lower net revenue of $31.0 million offset by a $12.2 million decrease in salaries and employee benefits expense and a $0.4 million increase in general and administrative expenses. The decrease in salaries and employee benefits expense is due to a decrease in performance-related compensation expense due to lower net revenue and operating margin expectations for 2009. The increase in general and administrative expenses is due to a charge of $0.7 million associated with exiting our Wall Street in conjunction with the consolidation of our New York offices offset by lower travel expenses and other cost containment initiatives in the first quarter of 2009 compared to the first quarter of 2008.

Europe reported an operating loss of $2.6 million for the three months ended March 31, 2009, a decrease of $7.9 million compared to operating income of $5.3 million for the three months ended March 31, 2008. The decrease is due to lower net revenue of $24.8 million offset by a $13.9 million decrease in salaries and employee benefits expense and a $3.0 million decrease in general and administrative expenses. The decrease in salaries and employee benefits expense is due to a decrease in performance-related compensation expense due to lower net revenue and operating margin expectations for 2009 and a decrease in fixed salaries related to the reduction in force in January 2009. The decrease in general and administrative expenses is due to lower travel expenses and other cost containment initiatives in the first quarter of 2009 compared to the first quarter of 2008.

Asia Pacific reported an operating loss of $1.1 million for the three months ended March 31, 2009, a decrease of $3.8 million compared to operating income of $2.7 million for the three months ended March 31, 2008. The decrease in operating income is a result of a decrease in revenue of $8.3 million offset by decreases of $3.6 million in salaries and employee benefits expense and $0.9 million in general and administrative expenses. The decrease in salaries and employee benefits expense represents a decrease in performance-related compensation expense due to lower net revenue and operating margin expectations for 2009. The decrease in general and administrative expenses is primarily due to lower travel expenses and other cost containment initiatives in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Corporate expenses for the three months ended March 31, 2009 were $7.8 million compared to $8.8 million for the three months ended March 31, 2008. The decrease was primarily the result of a $1.6 million decrease in compensation expense partially offset by a $0.6 million increase in general and administrative expenses. The decrease in compensation-related expense is due to $1.1 million charge recorded in the first quarter of 2008 related to an executive separation and transition agreement and a decrease in performance-related compensation expense due to our lower net revenue and operating margin expectations for 2009. The increase in general and administrative expenses is due to higher fees for professional services of $0.9 million primarily related to a process benchmarking study aimed at achieving operational cost reductions partially offset by cost containment initiatives.

Net non-operating income (expense). Net non-operating expense was $0.2 million for the three months ended March 31, 2009, compared to net non-operating income of $1.0 million for the three months ended March 31, 2008.

Net interest income in the first quarter of 2009 was $0.7 million compared to $2.0 million for the three months ended March 31, 2008. Interest income decreased due to lower interest rates and cash balance during the first quarter of 2009 compared to the first quarter of 2008.

Net other non-operating expense was $0.9 million in the first quarter of 2009, compared to $1.1 million in the first quarter of 2008. Other non-operating expense consists primarily of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the first quarter of 2009, we reported a loss before taxes of $32.6 million and recorded an income tax benefit of $13.7 million, which reflected an effective income tax benefit rate of 42% for the first quarter of 2009.

In the first quarter of 2008, we reported income before taxes of $11.8 million and recorded an income tax provision of $4.8 million, which reflected an effective income tax rate of 40.3% for the first quarter of 2008.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges, stock repurchase program, and cash dividends. Our ability to undertake major acquisitions may depend, in part, on access to additional funds.

We pay the non-deferred portion of annual bonuses in the first quarter following the year to which they relate. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

In the second quarter of 2009, we paid the final earn-out payment of $11.6 million associated with the Highland Partners acquisition and anticipate paying approximately $10 million of payroll taxes related to 2008 bonuses in non-US countries.

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Lines of credit. Since October 2006, we have had a $100 million committed unsecured revolving facility (the “Facility”). There were no borrowings during the quarters ended March 31, 2009 or 2008, or outstanding under the Facility at either March 31, 2009 or December 31, 2008. During the quarter ended March 31, 2008, we were in compliance with the financial covenants of the Facility and no event of default existed.

As a result of the restructuring charge recorded in the first quarter of 2009, we were not in compliance with one of the financial covenants of our committed unsecured revolving facility (the “Facility”). We entered into an amendment (the “Amendment”) to the Facility. Among other things, the Amendment amends the pricing grid contained in the definition of “Applicable Rate” set forth in the Credit Agreement to better reflect prevailing market rates applicable to loans extended under the financial tests set forth therein, amends the definition of “Commitment” to reduce the aggregate commitment of the lenders from $100 million to $75 million, waives compliance with one of the financial covenants for the fiscal quarter ending March 31, 2009 and amends one of the financial covenants for the duration of 2009.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2009, December 31, 2008 and March 31, 2008 were $96.4 million, $234.5 million and $142.8 million, respectively.

Cash flows from operating activities. For the three months ended March 31, 2009, cash used in operating activities was $113.2 million, principally reflecting our net loss of $18.9 million and cash bonus payments of approximately $123 million and restructuring payments of $7.6 million during the first quarter of 2009.

For the three months ended March 31, 2008, cash used in operating activities was $112.8 million, principally reflecting our net income less the payment of cash bonuses of approximately $135 million during the first quarter of 2008 and an increase in trade receivables related to higher first quarter revenues.

Cash flows from investing activities. Cash used in investing activities was $13.3 million for the three months ended March 31, 2009 primarily due to capital expenditures of $8.2 million and the Ray & Berndtson Sp z o.o acquisition costs of $3.8 million.

Cash provided by investing activities was $18.8 million for the three months ended March 31, 2008 primarily as a result of the net proceeds from sales of short-term investments of $22.3 million offset by capital expenditures of $3.6 million.

Cash flows from financing activities. Cash used in financing activities for the three months ended March 31, 2009 was $4.4 million primarily due to payments for employee tax withholdings on equity transactions of $2.6 million and a quarterly cash dividend to shareholders of $2.5 million.

Cash used in financing activities for the three months ended March 31, 2008 was $26.6 million primarily due to repurchases of $18.0 million of our common stock and payments for employee tax withholdings on equity transactions of $6.7 million and a quarterly cash dividend to shareholders of $2.2 million.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States (GAAP). Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission on February 27, 2009 and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, stock-based compensation, accruals related to the consolidation and closing of offices recorded as part of our restructuring charges, income taxes, goodwill and other intangible assets and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission on February 27, 2009.

Recently Adopted Financial Accounting Standards

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 5, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions, until January 1, 2009. The adoption of SFAS No. 157 on January 1, 2009 for non-financial assets and liabilities did not have a material impact on our financial condition or results of operations.

On January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of SFAS No. 141(R) changes our accounting treatment for business combinations on a prospective basis.

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be classified as noncontrolling interests and included as a component of equity. The adoption of SFAS No. 160 changes our accounting and reporting for minority interests on a prospective basis. Currently, we do not have any material minority interests.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net loss as of March 31, 2009 by approximately $0.2 million. For financial information by geographic segment, see Note 12, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.7 million at March 31, 2009). No penalty has been included in this assessment. We have provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. We have appealed this final assessment, and the enforcement of the assessment has been suspended until a final determination of all appeals. In addition, the bank guarantee will remain in place pending the full and final resolution of all appeals. See Note 4, Restricted Cash and Note 13, Guarantees. On March 4, 2009, we received notification that the appeal had been decided in our favor, thereby canceling the tax assessment issued in 2006. The examining tax authority has until May 5, 2009 to further appeal the determination in our favor. At this time, we believe that the likelihood of an unfavorable outcome is not probable and that the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final assessment, if any, would not be material to our financial condition.

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

Date: May 1, 2009

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ Scott J. Krenz
Scott J. Krenz
Executive Vice President & Chief Financial Officer