Form 10-Q
period 2009-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2009-08-03
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 30, 2009, there were 17,022,939 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2009	December 31, 2008

	(Unaudited)
Current assets:
Cash and cash equivalents	$64,628	$234,531
Accounts receivable, less allowance for doubtful accounts of $6,682 and $5,808 at June 30, 2009 and December 31, 2008, respectively	65,399	68,233
Other receivables	5,467	8,586
Prepaid expenses	21,941	19,520
Other current assets	1,372	1,788
Income taxes recoverable, net	21,420	7,719
Deferred income taxes, net	13,498	13,893

Total current assets	193,725	354,270

Non-current assets:
Property and equipment, net	27,565	28,172
Restricted cash	9,489	9,655
Assets designated for retirement and pension plans	25,073	24,973
Investments	9,694	12,594
Other non-current assets	8,650	7,203
Goodwill	107,373	101,234
Other intangible assets, net	9,394	13,543
Deferred income taxes, net	33,630	35,313

Total non-current assets	230,868	232,687

Total assets	$424,593	$586,957

Current liabilities:
Accounts payable	$5,645	$11,977
Accrued salaries and employee benefits	51,616	163,695
Other current liabilities	34,175	49,443
Current portion of accrued restructuring charges	9,366	2,280

Total current liabilities	100,802	227,395

Non-current liabilities:
Retirement and pension plans	28,148	27,503
Other non-current liabilities	25,831	25,755

Total non-current liabilities	53,979	53,258

Total liabilities	154,781	280,653

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,022,271 and 16,369,640 shares outstanding at June 30, 2009 and December 31, 2008, respectively	196	196
Additional paid in capital	254,160	273,731
Treasury stock at cost, 2,563,506 and 3,216,137 shares at June 30, 2009 and December 31, 2008, respectively	(88,164)	(110,838)
Retained earnings	91,765	131,061
Accumulated other comprehensive income	11,855	12,154

Total stockholders’ equity	269,812	306,304

Total liabilities and stockholders’ equity	$424,593	$586,957

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Revenue before reimbursements (net revenue)	$93,115	$169,518	$182,256	$322,657
Reimbursements	4,507	8,297	9,065	15,099

Total revenue	97,622	177,815	191,321	337,756

Operating expenses:
Salaries and employee benefits	64,586	117,318	143,926	227,924
General and administrative expenses	28,005	33,533	56,824	65,190
Reimbursed expenses	4,507	8,297	9,065	15,099
Restructuring and impairment charges	12,077	—	25,439	—

Total operating expenses	109,175	159,148	235,254	308,213

Operating income (loss)	(11,553)	18,667	(43,933)	29,543

Non-operating income (expense):
Interest income, net	179	905	848	2,946
Other, net	(3,538)	982	(4,444)	(105)

Net non-operating income (expense)	(3,359)	1,887	(3,596)	2,841

Income (loss) before income taxes	(14,912)	20,554	(47,529)	32,384
Provision for (benefit from) income taxes	855	7,810	(12,835)	12,572

Net income (loss)	$(15,767)	$12,744	$(34,694)	$19,812

Basic weighted average common shares outstanding	16,981	16,884	16,751	17,090
Diluted weighted average common shares outstanding	16,981	17,672	16,751	18,066

Basic earnings (loss) per common share	$(0.93)	$0.75	$(2.07)	$1.16
Diluted earnings (loss) per common share	$(0.93)	$0.72	$(2.07)	$1.10
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.26

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2008	19,586	$196	3,216	$(110,838)	$273,731	$131,061	$12,154	$306,304

Net loss	—	—	—	—	—	(34,694)	—	(34,694)

Other comprehensive loss:

Unrealized gain on available for sale investments	—	—	—	—	—	—	632	632

Foreign currency translation adjustment	—	—	—	—	—	—	(931)	(931)

Other comprehensive loss	—	—	—	—	—	(34,694)	(299)	(34,993)

Treasury and common stock transactions:

Stock-based compensation	—	—	—	—	10,443	—	—	10,443

Exercise of stock options	—	—	(88)	3,072	(1,834)	—	—	1,238

Vesting of restricted stock units, net of tax withholdings	—	—	(547)	19,027	(22,110)	—	—	(3,083)

Re-issuance of treasury stock	—	—	(17)	575	(275)	—	—	300

Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,419)	—	(4,419)

Dividend equivalents on restricted stock units	—	—	—	—	—	(183)	—	(183)

Tax deficit related to stock-based compensation	—	—	—	—	(5,795)	—	—	(5,795)

Balance at June 30, 2009	19,586	$196	2,564	$(88,164)	$254,160	$91,765	$11,855	$269,812

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(34,694)	$19,812
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,583	5,360
Write-off of investment	2,977	—
Deferred income taxes	(3,719)	4,975
Net realized and unrealized losses on investments	344	—
Stock-based compensation expense, net	10,670	12,569
Impairment charge	3,849	—
Restructuring charges	21,590	—
Cash paid for restructuring charges	(16,977)	(1,405)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	7,579	(33,783)
Accounts payable	(842)	361
Accrued expenses	(112,238)	(68,712)
Income taxes recoverable	(13,679)	(7,093)
Retirement and pension plan assets and liabilities	548	(206)
Prepayments	(1,952)	(5,972)
Other assets and liabilities, net	(1,218)	(1,313)

Net cash used in operating activities	(132,179)	(75,407)

Cash flows from investing activities:
Restricted cash	159	138
Acquisition of businesses, net of cash acquired	(15,453)	(11,045)
Capital expenditures	(9,463)	(5,168)
Purchases of equity method investment	(1,300)	—
Proceeds from sales of equity securities	6	426
Payments to consultants related to sales of equity securities	—	(169)
Proceeds from sales of short-term investments	—	22,275
Proceeds from sale of a business	—	1,559
Other, net	10	8

Net cash provided by (used in) investing activities	(26,041)	8,024

Cash flows from financing activities:
Proceeds from stock options exercised	1,238	580
Purchases of treasury stock	—	(41,987)
Cash dividends paid	(4,832)	(4,481)
Payment of employee tax withholdings from equity transactions	(3,065)	(8,123)

Net cash used in financing activities	(6,659)	(54,011)

Effect of exchange rate fluctuations on cash and cash equivalents	(5,024)	6,888

Net decrease in cash and cash equivalents	(169,903)	(114,506)
Cash and cash equivalents at beginning of period	234,531	260,580

Cash and cash equivalents at end of period	$64,628	$146,074

Supplemental schedule of noncash financing activities
Beginning of period – Accrued treasury stock purchases	$—	$1,605
Treasury stock purchases	—	41,088
Cash paid for treasury stock purchases	—	(41,987)

Accrued treasury stock purchases	$—	$706

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(All tables in thousands, except share and per share figures)

(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”), included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, accruals for consultant bonuses, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges, and stock-based compensation. Given that global economies are undergoing a period of substantial uncertainty, estimates are subject to a greater degree of uncertainty than usual, and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.

The Company revised its prior year Condensed Consolidated Statements of Cash Flows to conform to the current year presentation, which had no effect on the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations for any prior periods presented. Specifically, $8.1 million of payments made in 2008 for employee tax withholdings related to equity awards, which were originally reported as cash flows used in operating activities, have been reclassified to cash flows used in financing activities.

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

Recently Adopted Financial Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 5, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions, until January 1, 2009. On January 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and liabilities, which did not have a material impact on the Company’s financial condition or results of operations.

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

On June 30, 2009, the Company adopted SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under SFAS No. 165, entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. See Note 16, Subsequent Events, for disclosures required by SFAS No. 165.

Recently Issued Financial Accounting Standards

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 will serve as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 will be effective for the Company on September 30, 2009. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company does not believe the adoption of SFAS No. 168 will have a material impact on the Company’s financial condition or results of operations.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total stock-based compensation included in net income (loss)	$4,643	$5,919	$10,670	$12,569

Income tax benefit related to stock-based compensation included in net income (loss)	$1,857	$2,368	$4,268	$5,027

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2009:

	Number of Restricted Stock Units	Weighted-Average Grant-date Fair Value
Outstanding on December 31, 2008	1,880,719	$36.48
Granted	305,925	$14.31
Vested and converted to common stock	(758,722)	$37.27
Forfeited	(88,514)	$33.44

Outstanding on June 30, 2009	1,339,408	$31.16

As of June 30, 2009, there was $17.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.7 years.

Performance Stock Units

Performance stock unit activity for the six months ended June 30, 2009:

	Number of Performance Stock Units	Weighted-Average Grant-date Fair Value
Outstanding on December 31, 2008	—	—
Granted	104,023	$17.85
Vested and converted to common stock	—	—
Forfeited	—	—

Outstanding on June 30, 2009	104,023	$17.85

As of June 30, 2009, there was $1.3 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.7 years.

Non-qualified Stock Options

Non-qualified stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2008	737,953	$31.72	3.0	$10,947
Granted	—	—
Exercised	(88,412)	$14.00
Expired	(115,468)	$23.45
Forfeited	(13,727)	$39.45

Outstanding on June 30, 2009	520,346	$36.37	3.4	$8,684

Exercisable on June 30, 2009	407,378	$36.67	2.2	$7,465

As of June 30, 2009, there was $1.0 million of pre-tax unrecognized compensation expense related to the unvested non-qualified stock options, which is expected to be recognized over a weighted average of 0.9 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average grant-date fair value of stock options granted	$—	$8.90	$—	$10.42
Total grant date fair value of stock options vested	21	515	880	1,501
Total intrinsic value of stock options exercised	140	261	257	830

4.	Restricted Cash

The Company had deposits of $8.3 million at June 30, 2009 and December 31, 2008 in a U.S. dollar bank account in support of a €5.7 million (equivalent to $8.0 million at June 30, 2009) bank guarantee related to a tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is reviewed quarterly. The bank guarantee is determined based upon the tax audit assessment of €4.3 million (equivalent to $6.0 million at June 30, 2009) plus future accrued interest on that assessment amount. See Note 15, Commitments and Contingencies, for a discussion of the tax audit.

Based on the restrictions of the use of the pledged cash and the terms of the guarantee, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. The restricted cash is reflected in non-current assets based on the terms of the guarantee, which require that it be reviewed annually until the results of the tax audit are settled.

The restricted cash balance also includes $1.2 million and $1.3 million at June 30, 2009 and December 31, 2008, respectively, of restricted cash in support of lease guarantees and deposits. In accordance with the terms of the lease agreements, the cash balances are restricted through the terms of the lease agreements, which extend through 2013.

5.	Investments

The components of the Company’s investments are as follows:

	June 30, 2009	December 31, 2008
U.S. non-qualified deferred compensation plan	$5,789	$5,262
JobKoo	3,080	3,306
VisualCV, Inc.	—	2,977
Warrants and equity securities	825	1,049

Total	$9,694	$12,594

The Company’s U.S non-qualified deferred compensation plan consists primarily of U.S marketable securities and mutual funds, all of which are valued using Level 1 inputs. The Company’s joint venture investment in JobKoo is accounted for as an equity method investment. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

During the second quarter of 2009, the Company wrote-off its investment in VisualCV, Inc. of $3.0 million. VisualCV, Inc. is a start-up company that developed a unique, web-based approach to creating and sharing internet-based resources. Continued depressed economic conditions have contributed to VisualCV, Inc.’s inability to penetrate its targeted market and generate sufficient cash flow to fund its operations. As a result, current investors have declined to contribute any additional capital. The write-off of this investment is included in non-operating expense – other, net on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009.

6.	Fair Value Measurements

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable to approximate the fair value of the respective assets and liabilities at June 30, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.

7.	Acquisitions

During the first quarter of 2009, the Company acquired Ray & Berndtson Sp. z o.o, a retained executive search firm in Warsaw, Poland, for $2.7 million of initial consideration, pursuant to a stock purchase, which was funded from existing cash. The previous owners of Ray & Berndtson Sp. z o.o, who are now employees of Heidrick & Struggles, are eligible to receive earnout payments of up to €3.0 million (equivalent to $4.2 million at June 30, 2009) based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that the total cash consideration paid to the sellers will not exceed €5.0 million (equivalent to $7.0 million at June 30, 2009). Pursuant to SFAS No. 141(R), the Company accrued €1.8 million (equivalent to $2.5 million at June 30, 2009) representing the estimated fair value of the future earnout payment as of the acquisition date. As part of the preliminary purchase price allocation, the Company recorded $4.2 million of goodwill, $0.7 million of identifiable intangible assets, $0.3 million of assets and assumed $0.1 million of liabilities. The results of operations of Ray & Berndtson Sp. z o.o are included in the Company’s financial statements as of the acquisition date. This acquisition is not considered material to the Company, and therefore, pro-forma information has not been presented. See Note 8, Goodwill and Other Intangible Assets.

8.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2009 are as follows:

	Americas	Europe	Asia Pacific	Total

Balance at December 31, 2008	$78,056	$18,499	$4,679	$101,234
Ray & Berndtson Sp. z o.o acquisition	—	4,156	—	4,156

RentonJames earnout adjustment	—	—	394	394

IronHill adjustment	108	—	—	108

Exchange rate fluctuations	173	897	411	1,481

Balance at June 30, 2009	$78,337	$23,552	$5,484	$107,373

Although the Company’s annual goodwill impairment evaluation is conducted during the fourth quarter each fiscal year, the Company conducted additional evaluations as of February 28, 2009 and May 31, 2009 as a result of continued deterioration in market conditions. The impairment evaluations indicated that the fair value of each of the Company’s reporting units exceeded its carrying amount. The estimated fair values of the Americas and Asia Pacific reporting units were significantly in excess of their net carrying values. The estimated fair value of the European reporting unit continued to exceed its net asset carrying value by only a modest margin.

The Company will continue to monitor events that could cause an impairment in the fair value of its reporting units, including changes in the business climate in which it operates, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance, specifically in relation to the European reporting unit. Any changes in these factors could result in the need to record an impairment charge.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	June 30 ,2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Client relationships	14.5	$18,922	$(10,599)	$8,323	$22,512	$(10,275)	$12,237

Candidate database	6.0	1,800	(825)	975	1,800	(675)	1,125

Other	4.3	318	(222)	96	316	(135)	181

Total intangible assets		$21,040	$(11,646)	$9,394	$24,628	$(11,085)	$13,543

As a result of the Company’s workforce reductions in January and May 2009 and continued uncertainty in its business and the broader economy, the Company performed an analysis of the remaining client relationship intangible asset associated with its 2006 acquisition of Highland Partners. The analysis was conducted in accordance with SFAS No. 157 taking into consideration Level 3 inputs, primarily consisting of discounted cash flow methodologies and assumptions regarding the highest and best use of the asset by market participants in the context of the executive search business. Based on this analysis, the Company recorded an impairment charge related to the Americas region of $3.8 million in the second quarter of 2009. See Note 11, Restructuring and Impairment Charges.

Intangible asset amortization expense for the three months ended June 30, 2009 and 2008 was $0.5 million. Intangible asset amortization expense for the six months ended June 30, 2009 and 2008 was $1.0 million and $1.1 million, respectively. The estimated intangible amortization expense is approximately $1.8 million for fiscal year 2009, $1.4 million for fiscal year 2010, $1.3 million for fiscal year 2011, $1.2 million for fiscal year 2012, and $0.9 million for fiscal year 2013. These amounts are based on intangible assets recorded as of June 30, 2009, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

9.	Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$31	$37	$61	$72
Interest cost	314	341	613	670
Amortization of net gain	(216)	(177)	(422)	(347)

Net periodic benefit cost	$129	$201	$252	$395

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and six months ended June 30, 2009.

10.	Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(15,767)	$12,744	$(34,694)	$19,812

Weighted average common shares outstanding	16,981	16,884	16,751	17,090
Dilutive common shares	—	788	—	976

Weighted average diluted common shares outstanding	16,981	17,672	16,751	18,066

Basic earnings (loss) per common share	$(0.93)	$0.75	$(2.07)	$1.16
Diluted earnings (loss) per common share	$(0.93)	$0.72	$(2.07)	$1.10

Options to purchase 0.5 million and 0.6 million shares of common stock that were outstanding at June 30, 2009 and 2008, respectively, were not included in the respective computations of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. For the quarter and year to date ended June 30, 2009, there were approximately 0.7 million and 0.8 million dilutive common shares, respectively, that were not included in the computation of the loss per common share because the effect of their inclusion would be anti-dilutive.

11.	Restructuring and Impairment Charges

Restructuring Charges

In the first six months of 2009, the Company recorded restructuring charges of $21.6 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in the Company’s workforce of 335 employees globally. By segment, the restructuring charges recorded in the first six months of 2009 were $9.2 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Corporate.

The accrued restructuring charges at June 30, 2009 relate to employee-related costs, which require cash payments based on individual severance agreements and real estate leases, which require cash payments through the lease terms, reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2009 will be $9.4 million with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Impairment Charges

Following the Company’s workforce reductions in January and May 2009, and as a result of continued uncertainty in its business and the broader economy, the Company performed an evaluation of the remaining client relationship intangible asset associated with its 2006 acquisition of Highland Partners. Based on this analysis, the Company recorded an impairment charge related to the Americas region of $3.8 million in the second quarter of 2009. See Note 8, Goodwill and Other Intangible Assets.

Changes in the accrual for restructuring and impairment charges for the six months ended June 30, 2009 are as follows:

	Employee Related	Office Related	Impairment	Total
Accrual balance at December 31, 2008	$—	$5,753	$—	$5,753
Restructuring and impairment charges	21,590	—	3,849	25,439
Cash Payments	(15,313)	(1,664)	—	(16,977)
Non-cash write-offs and reversals	455	—	(3,849)	(3,394)
Exchange rate fluctuations	108	282	—	390

Accrual balance at June 30, 2009	$6,840	$4,371	$—	$11,211

12.	Income Taxes

In the second quarter of 2009, the Company reported a loss before taxes of $14.9 million and recorded an income tax provision of $0.9 million. The Company’s effective income tax rate for the second quarter of 2009 was 5.7 percent, which reflected an adjusted full-year expected annualized tax benefit rate of approximately 27 percent, down from approximately 42 percent benefit rate in the first quarter. The lower expected annualized tax rate was a result of a change in the projection and mix of income earned worldwide including additional unbenefited foreign losses and the recording of valuation allowance on certain deferred tax assets.

For the first six months of 2009, the Company reported a loss before taxes of $47.5 million and recorded an income tax benefit of $12.8 million. The Company’s effective income tax benefit rate for the six months ended June 30, 2009 was 27 percent, down from approximately 42 percent benefit rate in the first quarter. The lower tax rate was a result of a change in the projection and mix of income earned worldwide including additional unbenefited foreign losses and the recording of valuation allowance on certain deferred tax assets.

In the second quarter of 2008, the Company reported income before taxes of $20.6 million and recorded an income tax provision of $7.8 million. The Company’s effective income tax rate for the second quarter of 2008 was 38.0 percent.

For the first six months of 2008, the Company reported income before taxes of $32.4 million and recorded an income tax provision of $12.6 million. The Company’s effective income tax rate for the six months ended June 30, 2008 was 38.8 percent.

13.	Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring and impairment charges are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income excluding restructuring and impairment charges more appropriately reflects the Company’s core operations. By segment, the restructuring and impairment charges recorded in the first six months of 2009 were $13.0 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Corporate.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Americas	$48,333	$87,002	$94,720	$164,339
Europe	27,490	53,344	55,562	106,210
Asia Pacific	17,292	29,172	31,974	52,108

Revenue before reimbursements (net revenue)	93,115	169,518	182,256	322,657
Reimbursements	4,507	8,297	9,065	15,099

Total	$97,622	$177,815	$191,321	$337,756

Operating income (loss):
Americas	$5,107	$12,558	$(2,367)	$24,282
Europe	1,426	7,680	(1,208)	12,941
Asia Pacific	2,217	6,619	1,150	9,341

Total regions	8,750	26,857	(2,425)	46,564
Corporate	(8,226)	(8,190)	(16,069)	(17,021)

Operating income (loss) before restructuring and impairment charges	524	18,667	(18,494)	29,543
Restructuring and impairment charges	(12,077)	—	(25,439)	—

Total	$(11,553)	$18,667	$(43,933)	$29,543

Depreciation and amortization:
Americas	$1,355	$1,177	$2,717	$2,503
Europe	592	731	1,143	1,412
Asia Pacific	603	581	1,180	1,110

Total regions	2,550	2,489	5,040	5,025
Corporate	375	164	543	335

Total	$2,925	$2,653	$5,583	$5,360

Capital expenditures:
Americas	$1,069	$975	$7,791	$1,802
Europe	84	292	670	1,303
Asia Pacific	56	349	743	1,916

Total regions	1,209	1,616	9,204	5,021
Corporate	13	—	259	147

Total	$1,222	$1,616	$9,463	$5,168

Identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	June 30,	December 31,
	2009	2008
Identifiable assets:
Americas	$190,294	$210,031
Europe	119,494	173,901
Asia Pacific	57,857	87,443

Total regions	367,645	471,375
Corporate	56,948	115,582

Total	$424,593	$586,957

Goodwill and other intangible assets, net:
Americas	$83,341	$87,911
Europe	27,452	21,706
Asia Pacific	5,974	5,160

Total	$116,767	$114,777

14.	Guarantees

Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus post-assessment interest as required by law. The amount of this bank guarantee is €5.7 million (equivalent to $8.0 million at June 30, 2009). See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.7 million as of June 30, 2009. The Company has not accrued for these guarantee arrangements as no event of default exists.

15.	Commitments and Contingencies

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.0 million at June 30, 2009). No penalty has been included in this assessment. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. The Company has appealed this final assessment, and the enforcement of the assessment has been suspended until a final determination of all appeals. In addition, the bank guarantee will remain in place pending the full and final resolution of all appeals. See Note 4, Restricted Cash and Note 14, Guarantees. On March 4, 2009, the Company received notification that the Company’s appeal had been decided in its favor, thereby canceling the tax assessment issued in 2006. The examining tax authority has not filed any further appeals, and on July 17, 2009, the Company filed a request seeking to have the March 4, 2009 ruling in its favor declared final and definitive. At this time, the Company believes that the likelihood of an unfavorable outcome is not probable and the amount of a final assessment would not be material to the Company’s financial condition.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date through the filing date of these Condensed Consolidated Financial Statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 3, 2009. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax loss carryforwards; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; an impairment of our goodwill and other intangible assets; delays in the development and/or implementation of new technology and systems; and the ability to meet and achieve the expected savings resulting from cost-reduction initiatives and restructuring activities. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2008 under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leading provider of executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher revenue per search, enhanced brand visibility, and leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and M&A human capital integration consulting.

We provide our services to a broad range of clients through the expertise of 380 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per executive search.

Revenue growth is driven by a combination of additional consultants, an increase in executive search wins and leadership consulting projects, higher consultant productivity and higher average revenue per search or project. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per executive search will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

At the consultant level, individuals are rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and for executing search work. Each quarter, we review and update the expected performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. This bonus is discretionary and is based on company-wide profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors.

2009 Outlook

We continue to work to align our operating cost structure with a lower level of revenue. Our goal is to achieve at least a breakeven operating margin for 2009, excluding restructuring and impairment charges. That goal will be more difficult to achieve if first and second quarter net revenue levels continue through the remainder of 2009. However, this goal is more achievable if our revenue levels improve as expected in the second half of 2009 given the increased operating leverage in our business at higher levels of net revenue. Given the continuing economic uncertainties, we are not providing guidance for the remainder of 2009.

Results of Operations

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring and impairment charges are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income excluding restructuring and impairment charges more appropriately reflects our core operations. By segment, the restructuring and impairment charges recorded in the first six months of 2009 were $13.0 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Corporate.

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.8	4.9	5.0	4.7

Total revenue	104.8	104.9	105.0	104.7

Operating expenses:
Salaries and employee benefits	69.4	69.2	79.0	70.6
General and administrative expenses	30.1	19.8	31.2	20.2
Reimbursements	4.8	4.9	5.0	4.7
Restructuring and impairment charges	13.0	—	14.0	—

Total operating expenses	117.2	93.9	129.1	95.5

Operating income (loss)	(12.4)	11.0	(24.1)	9.2

Non-operating income (expense):
Interest income, net	0.2	0.6	0.5	0.9
Other, net	(3.8)	0.6	(2.4)	—

Net non-operating income (expense)	(3.6)	1.1	(2.0)	0.9

Income (loss) before income taxes	(16.0)	12.1	(26.1)	10.0
Provision for (benefit from) income taxes	0.9	4.6	(7.0)	3.9

Net income (loss)	(16.9)%	7.5%	(19.0)%	6.1%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Americas	$48,333	$87,002	$94,720	$164,339
Europe	27,490	53,344	55,562	106,210
Asia Pacific	17,292	29,172	31,974	52,108

Revenue before reimbursements (net revenue)	93,115	169,518	182,256	322,657
Reimbursements	4,507	8,297	9,065	15,099

Total	$97,622	$177,815	$191,321	$337,756

Operating income (loss):
Americas	$5,107	$12,558	$(2,367)	$24,282
Europe	1,426	7,680	(1,208)	12,941
Asia Pacific	2,217	6,619	1,150	9,341

Total regions	8,750	26,857	(2,425)	46,564
Corporate	(8,226)	(8,190)	(16,069)	(17,021)

Operating income (loss) before restructuring and impairment charges	524	18,667	(18,494)	29,543
Restructuring and impairment charges	(12,077)	—	(25,439)	—

Total	$(11,553)	$18,667	$(43,933)	$29,543

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Total revenue. Consolidated total revenue decreased $80.2 million, or 45.1%, to $97.6 million in 2009 from $177.8 million in 2008. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $76.4 million, or 45.1%, to $93.1 million for the three months ended June 30, 2009 from $169.5 million for the three months ended June 30, 2008. The negative impact of exchange rate fluctuations resulted in approximately 5 percentage points of the decline in the second quarter of 2009 as compared to the second quarter of 2008. Net revenue declined in all regions and industry groups. The number of confirmed executive searches decreased 37.1% compared to the second quarter of 2008. The number of consultants was 380 as of June 30, 2009 compared to 408 as of June 30, 2008. Productivity, as measured by annualized net revenue per consultant, was $0.9 million in the second quarter of 2009 compared to $1.7 million in the second quarter of 2008, and average revenue per executive search was $102,700 in the 2009 second quarter compared to $122,200 in the 2008 second quarter.

Net revenue in the Americas was $48.3 million for the three months ended June 30, 2009, a decrease of $38.7 million, or 44.4%, from $87.0 million in the second quarter of 2008. Net revenue in Europe was $27.5 million for the three months ended June 30, 2009, a decrease of $25.9 million, or 48.5%, from $53.3 million in the second quarter of 2008. The negative impact of exchange rate fluctuations resulted in approximately 10 percentage points of the net revenue decline in the second quarter of 2009. In Asia Pacific, net revenue was $17.3 million for the three months ended June 30, 2009, a decrease of $11.9 million, or 40.7%, from $29.2 million in the second quarter of 2008. The negative impact of exchange rate fluctuations resulted in approximately 5 percentage points of the revenue decline in the second quarter of 2009.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $52.7 million, or 44.9%, to $64.6 million for the three months ended June 30, 2009 from $117.3 million for the three months ended June 30, 2008. The decrease in salaries and employee benefits expense is primarily a result of a $40.9 million decrease in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009 and a $12.1 million decrease due to the reduction in base compensation primarily related to the two workforce reductions. At June 30, 2009 we had 1,429 total employees, down 17.5% compared to 1,731 total employees as of June 30, 2008.

As a percentage of net revenue, salaries and employee benefits expense was 69.4% in the second quarter of 2009, compared to 69.2% in the second quarter of 2008. Excluding a negative impact of $4.3 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits would have decreased by approximately 41% versus 44.9% as reported in the second quarter of 2009 compared to the same quarter in 2008.

General and administrative expenses. Consolidated general and administrative expenses decreased $5.5 million, or 16.5%, to $28.0 million for the three months ended June 30, 2009 from $33.5 million for the three months ended June 30, 2008. The decrease primarily reflects savings of $5.9 million associated with cost containment initiatives, partially offset by the $0.4 million write-off of software and a maintenance agreement associated with the write-off of our investment in VisualCV, Inc.

As a percentage of net revenue, general and administrative expenses were 30.1% in the second quarter of 2009 compared to 19.8% in the second quarter of 2008. This increase was due to the sharp decline in net revenue in the second quarter of 2009 compared to the second quarter of 2008. Excluding a negative impact of $2.0 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses would have decreased by approximately 10% versus 16.5% as reported in the second quarter of 2009 compared to the same quarter in 2008.

Restructuring and impairment charges. In the second quarter of 2009, we recorded restructuring charges of $8.3 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in our workforce of 138 employees globally. By segment, the restructuring charges recorded in the second quarter of 2009 were $2.9 million in the Americas, $3.4 million in Europe, $1.5 million in Asia Pacific and $0.5 million in Corporate. Additionally, following our workforce reductions in January and May 2009, and as a result of continued uncertainty in our business and the broader economy, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge related to the Americas region of $3.8 million in the second quarter of 2009.

Operating income (loss). Our consolidated operating loss was $11.6 million for the three months ended June 30, 2009 compared to operating income of $18.7 million for the three months ended June 30, 2008. The operating loss is primarily due to a decrease in net revenue of $76.4 million and restructuring and impairment charges of $12.1 million, partially offset by decreases in salaries and employee benefits expense of $52.7 million and general and administrative expenses of $5.5 million. The reductions made to salaries and employee benefits and continued savings in general and administrative expenses did not keep pace with the sharp decline in net revenue.

For segment purposes, restructuring and impairment charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring and impairment charges more appropriately reflects our core operations.

Each region experienced significant declines in net revenue partially offset by a decrease in salary and employee benefits expense and general and administrative expenses. The decrease in salaries and employee benefits expense is due to a decrease in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009 and a decrease in fixed salaries related to the workforce reductions in 2009. The decrease in general and administrative expenses is due to cost containment initiatives including a reduction in travel expenses in the second quarter of 2009 compared to the second quarter of 2008.

In the Americas, operating income for the three months ended June 30, 2009 decreased $7.5 million to $5.1 million from $12.6 million for the three months ended June 30, 2008. The decrease is due to lower net revenue of $38.7 million offset by a $30.2 million decrease in salaries and employee benefits expense and a $1.0 million decrease in general and administrative expenses.

In Europe, operating income for the three months ended June 30, 2009 decreased $6.3 million to $1.4 million from $7.7 million for the three months ended June 30, 2008. The decrease is due to lower net revenue of $25.9 million offset by a $15.6 million decrease in salaries and employee benefits expense and a $4.0 million decrease in general and administrative expenses.

In Asia Pacific, operating income for the three months ended June 30, 2009 decreased $4.4 million to $2.2 million from $6.6 million for the three months ended June 30, 2008. The decrease is due to lower net revenue of $11.9 million offset by a $6.4 million decrease in salaries and employee benefits expense and a $0.9 million decrease in general and administrative expenses.

Corporate expenses for the three months ended June 30, 2009 and 2008 were $8.2 million. A decrease in compensation expense of $0.4 million related to reductions in bonus expense was offset by a $0.4 million increase in general and administrative expenses. The increase in general and administrative expenses is due to higher professional service fees of $0.7 million, partially offset by $0.3 million of cost containment initiatives. The increase in professional service fees is primarily related to a process improvement project aimed at increasing both operational effectiveness and efficiency.

Net non-operating income (expense). Net non-operating expense was $3.4 million for the three months ended June 30, 2009 compared to net non-operating income of $1.9 million for the three months ended June 30, 2008.

Net interest income was $0.2 million in the second quarter of 2009 compared to $0.9 million in the second quarter of 2008. Interest income decreased due to lower interest rates and cash balance during the second quarter of 2009 compared to the second quarter of 2008.

Net other non-operating expense was $3.5 million for the three months ended June 30, 2009, compared to $1.0 million for the three months ended June 30, 2008. Other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. In addition, during the second quarter of 2009, we wrote-off our investment in VisualCV, Inc. of $3.0 million. VisualCV, Inc. is a start-up company that developed a unique, web-based approach to creating and sharing internet-based resources. Continued depressed economic conditions have contributed to VisualCV, Inc.’s inability to penetrate its targeted market and generate sufficient cash flow to fund its operations. As a result, current investors have declined to contribute any additional capital.

Income taxes. In the second quarter of 2009, we reported a loss before taxes of $14.9 million and recorded an income tax provision of $0.9 million. Our effective income tax rate for the second quarter of 2009 was 5.7 percent which reflected an adjusted full-year expected annualized tax benefit rate of approximately 27 percent, down from approximately 42 percent benefit rate in the first quarter. The lower expected annualized tax rate was a result of a change in the projection and mix of income earned worldwide including additional unbenefited foreign losses, and the recording of valuation allowance on certain deferred tax assets.

In the second quarter of 2008, we reported income before taxes of $20.6 million and recorded an income tax provision of $7.8 million. Our effective income tax rate for the second quarter of 2008 was 38.0 percent.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Total revenue. Consolidated total revenue decreased $146.4 million, or 43.4%, to $191.3 million in 2009 from $337.8 million in 2008. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $140.4 million, or 43.5%, to $182.3 million for the six months ended June 30, 2009 from $322.7 million for the six months ended June 30, 2008. The negative impact of exchange rate fluctuations resulted in approximately 5 percentage points of the decline in the first six months of 2009 as compared to the first six months of 2008. Net revenue declined in all the industry groups. The number of confirmed executive searches decreased 37.7% compared to the six months ended 2008. The number of consultants decreased to 380 as of June 30, 2009 compared to 408 as of June 30, 2008. Productivity, as measured by annualized net revenue per consultant, decreased to $0.9 million in the six months ended 2009 from $1.6 million in the six months ended 2008, and average revenue per executive search was $100,800 for the six months ended June 30, 2009 compared to $114,400 in for the six months ended June 30, 2008.

Net revenue in the Americas was $94.7 million for the six months ended June 30, 2009, a decrease of $69.6 million, or 42.4%, from $164.3 million for the six months ended June 30, 2008. Net revenue declined in all industry groups. Net revenue in Europe was $55.6 million for the six months ended June 30, 2009, a decrease of $50.6 million, or 47.7%, from $106.2 million for the six months ended June 30, 2008. Net revenue declined in all industry groups. The negative impact of exchange rate fluctuations resulted in approximately 11 percentage points of the revenue decline for the six months ended 2009. In Asia Pacific, net revenue was $32.0 million for the six months ended June 30, 2009, a decrease of $20.1 million, or 38.6%, from $52.1 million for the six months ended June 30, 2008. Net revenue declined in all of the industry groups except Life Sciences. The negative impact of exchange rate fluctuations resulted in approximately 7 percentage points of the revenue decline for the six months ended June 30, 2009.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $84.0 million, or 36.9%, to $143.9 million for the six months ended June 30, 2009 from $227.9 million for the six months ended June 30, 2008. The decrease in salaries and employee benefits expense is primarily a result of a $65.4 million decrease in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009 and a $20.0 million decrease due to the reduction in fixed compensation primarily related to the two workforce reductions and decreases in retirement plan and severance expenses. At June 30, 2009 we had 1,429 total employees, down 17.5% compared to 1,731 total employees as of June 30, 2008.

As a percentage of net revenue, salaries and employee benefits expense was 79.0% in the first six months of 2009, compared to 70.6% in the first six months of 2008. Although we have implemented various cost savings initiatives, this percentage increase reflects a more rapid decline in our revenue than the reductions in our cost structure. Excluding a negative impact of $12.7 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits would have decreased by approximately 31% versus 36.9% as reported in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

General and administrative expenses. Consolidated general and administrative expenses decreased $8.4 million, or 12.8%, to $56.8 million for the six months ended June 30, 2009 from $65.2 million for the six months ended June 30, 2008. The decrease primarily reflects savings of $9.4 million associated with cost containment initiatives. This decrease was partially offset by an increase in professional service fees of $0.6 million primarily related to a process improvement project aimed at increasing both operational effectiveness and efficiency. Additionally, we wrote-off $0.4 million of software and a maintenance agreement associated with the write-off of our investment in VisualCV, Inc.

As a percentage of net revenue, general and administrative expenses were 31.2% in the first six months of 2009, compared to 20.2% in the first six months of 2008. Excluding a negative impact of $4.6 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses would have decreased by approximately 6% versus 12.8% as reported in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Restructuring and impairment charges. For the six months ended June 30, 2009, we recorded restructuring charges of $21.6 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in our workforce of 335 employees globally. By segment, the restructuring charges recorded for the six months ended June 30, 2009 were $9.2 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Corporate. Additionally, following our workforce reductions in January and May 2009, and as a result of continued uncertainty in our business and the broader economy, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge related to the Americas region of $3.8 million in the second quarter of 2009.

Operating income (loss). Our consolidated operating loss was $43.9 million for the six months ended June 30, 2009 compared to operating income of $29.5 million for the six months ended June 30, 2008. The operating loss is primarily due to a decrease in net revenue of $140.4 million and restructuring and impairment charges of $25.4 million, partially offset by decreases in salaries and employee benefits expense of $84.0 million and general and administrative expenses of $8.4 million. The reductions made to salaries and employee benefits and continued savings in general and administrative expenses did not keep pace with the sharp decline in net revenue.

For segment purposes, restructuring and impairment charges are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring and impairment charges more appropriately reflects our core operations.

Each region experienced significant declines in revenue partially offset by a decrease in salary and employee benefits expense and general and administrative expenses. The decrease in salaries and employee benefits expense is due to a decrease in performance-related compensation expense due to lower net revenue and operating margin expectations for 2009 and a decrease in fixed salaries related to the workforce reductions in 2009. The decrease in general and administrative expenses is due to cost containment initiatives including a reduction in travel expenses in the second quarter of 2009 compared to the second quarter of 2008.

The Americas reported an operating loss of $2.4 million for the six months ended June 30, 2009, a decrease of $26.7 million compared to operating income of $24.3 million for the six months ended June 30, 2008. The decrease is due to lower net revenue of $69.6 million offset by a $42.3 million decrease in salaries and employee benefits expense and a $0.6 million decrease in general and administrative expenses.

Europe reported an operating loss of $1.2 million for the six months ended June 30, 2009, a decrease of $14.1 million compared to operating income of $12.9 million for the six months ended June 30, 2008. The decrease is due to lower net revenue of $50.6 million offset by a $29.6 million decrease in salaries and employee benefits expense and a $6.9 million decrease in general and administrative expenses.

Asia Pacific reported operating income of $1.2 million for the six months ended June 30, 2009, a decrease of $8.1 million compared to $9.3 million for the six months ended June 30, 2008. The decrease is due to lower net revenue of $20.1 million offset by a $10.2 million decrease in salaries and employee benefits expense and a $1.8 million decrease in general and administrative expenses.

Corporate expenses for the six months ended June 30, 2009 were $16.1 million compared to $17.0 million for the six months ended June 30, 2008. The decrease was primarily the result of a $1.9 million decrease in compensation expense, partially offset by a $1.0 million increase in general and administrative expenses. The $1.9 million decrease in compensation expense is due to $1.1 million of severance expense in the first six months of 2008 that did not recur in 2009 and a $0.8 million decrease in bonus expense. The $1.0 million increase in general and administrative expense is due to a $1.6 million increase in professional service fees partially offset by $0.6 million of cost containment initiatives. The increase in professional service fees is primarily related to a process improvement project aimed at increasing both operational effectiveness and efficiency.

Net non-operating income (expense). Net non-operating expense was $3.6 million for the six months ended June 30, 2009 compared to net non-operating income of $2.8 million for the six months ended June 30, 2008.

Net interest income was $0.8 million for the six months ended June 30, 2009 compared to $2.9 million for the six months ended June 30, 2008. Interest income decreased due to lower interest rates and cash balance during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Net other non-operating expense was $4.4 million for the six months ended June 30, 2009, compared to $0.1 million for the six months ended June 30, 2008. Other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. In addition, during the second quarter of 2009, we wrote-off our investment in VisualCV, Inc. of $3.0 million. VisualCV, Inc. is a start-up company that developed a unique, web-based approach to creating and sharing internet-based resources. Continued depressed economic conditions have contributed to VisualCV, Inc.’s inability to penetrate its targeted market and generate sufficient cash flow to fund its operations. As a result, current investors have declined to contribute any additional capital.

Income taxes. For the first six months of 2009, we reported a loss before taxes of $47.5 million and recorded an income tax benefit of $12.8 million. Our effective income tax benefit rate for the six months ended June 30, 2009 was 27.0 percent, down from approximately 42 percent benefit rate in the first quarter. The lower tax rate was a result of a change in the projection and mix of income earned worldwide including additional unbenefited foreign losses, and the recording of valuation allowance on certain deferred tax assets.

For the first six months of 2008, we reported income before taxes of $32.4 million and recorded an income tax provision of $12.6 million. Our effective income tax rate for the six months ended June 30, 2008 was 38.8 percent.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges, cash dividends, and stock repurchase program.

We pay the non-deferred portion of annual bonuses in the first quarter following the year to which they relate. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

Lines of credit. Since October 2006, we have had a $100 million committed unsecured revolving facility (the “Facility”). There were no borrowings during the quarters ended June 30, 2009 or 2008, or outstanding under the Facility at either June 30, 2009 or December 31, 2008. During the quarters ended June 30, 2009 and 2008, we were in compliance with the financial covenants of the Facility and no event of default existed.

As a result of the restructuring charge recorded in the first quarter of 2009, we were not in compliance with one of the financial covenants of the Facility at March 31, 2009. We entered into an amendment (the “Amendment”) to the Facility. Among other things, the Amendment amends the pricing grid contained in the definition of “Applicable Rate” set forth in the Credit Agreement to better reflect prevailing market rates applicable to loans extended under the financial tests set forth therein, amends the definition of “Commitment” to reduce the aggregate commitment of the lenders from $100 million to $75 million, amends the definitions of EBITDA and EBITDAR as they relate to the financial covenants, waives compliance with one of the financial covenants for the fiscal quarter ending March 31, 2009, and amends one of the financial covenants for the duration of 2009.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2009, December 31, 2008 and June 30, 2008 were $64.6 million, $234.5 million and $146.1 million, respectively.

Cash flows from operating activities. For the six months ended June 30, 2009, cash used in operating activities was $132.2 million, principally reflecting our net loss of $34.7 million, cash bonus payments and the associated payroll taxes of $127.0 million, and restructuring payments of $17.0 million during the first six months of 2009.

For the six months ended June 30, 2008, cash used in operating activities was $75.4 million, principally reflecting our net income less the payment of cash bonuses of approximately $135 million in March 2008 and an increase in trade receivables related to higher year-to-date revenues.

Cash flows from investing activities. Cash used in investing activities was $26.0 million for the six months ended June 30, 2009 primarily due to acquisition earn-out payments of $12.8 million, the Ray & Berndtson Sp z o.o acquisition of $2.6 million, capital expenditures of $9.5 million and $1.3 million related to the second payment of our investment in JobKoo.

Cash provided by investing activities was $8.0 million for the six months ended June 30, 2008 primarily as a result of the net proceeds from sales of short-term investments of $22.3 million offset by cash paid for acquisitions of $11.0 million, capital expenditures of $5.2 million and proceeds from the sale of a business of $1.6 million.

Cash flows from financing activities. Cash used in financing activities for the six months ended June 30, 2009 was $6.7 million primarily due to $3.1 million of payments for employee tax withholdings on equity transactions and $4.8 million of quarterly cash dividends to shareholders, offset by $1.2 million of proceeds from stock options exercised during the period.

Cash used in financing activities for the six months ended June 30, 2008 was $54.0 million primarily as a result of $42.0 million of repurchases of our common stock, $8.1 million of payments for employee tax withholdings on equity transactions and $4.5 million of quarterly cash dividends to shareholders, offset by $0.6 million of proceeds from stock options exercised during the period.

Off-Balance Sheet Arrangements

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

Recently Adopted Financial Accounting Standards

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 5, Fair Value Measurements, for disclosures required by SFAS No. 157. In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions, until January 1, 2009. The adoption of SFAS No. 157 on January 1, 2009 for non-financial assets and liabilities did not have a material impact on our financial condition or results of operations.

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

On June 30, 2009, we adopted SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under SFAS No. 165, entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. The adoption of SFAS No. 165 did not have a material impact on our financial condition or results of operations. See Note 16, Subsequent Events, for disclosures required by SFAS No. 165.

Recently Issued Financial Accounting Standards

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 will serve as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 will be effective for our company on September 30, 2009. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. We do not believe the adoption of SFAS No. 168 will have a material impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net loss as of June 30, 2009 by approximately $0.2 million. For financial information by geographic segment, see Note 13, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.0 million at June 30, 2009). No penalty has been included in this assessment. We have provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. We have appealed this final assessment, and the enforcement of the assessment has been suspended until a final determination of all appeals. In addition, the bank guarantee will remain in place pending the full and final resolution of all appeals. See Note 4, Restricted Cash and Note 14, Guarantees. On March 4, 2009, we received notification that the appeal had been decided in our favor, thereby canceling the tax assessment issued in 2006. The examining tax authority has not filed any further appeals, and on July 17, 2009, we filed a request seeking to have the March 4, 2009 ruling in its favor declared final and definitive. At this time, we believe that the likelihood of an unfavorable outcome is not probable and the amount of a final assessment would not be material to our financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 21, 2009 in New York, New York, our stockholders voted on the following matters:

I. The election of two directors, Gary E. Knell and Jill Kanin-Lovers, to serve for a term of three years or until their successors have been elected and qualified.

The nominees to the Board of Directors were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld	Number of Broker Non-Votes
Gary E. Knell	13,617,037	1,735,391	—
Jill Kanin-Lovers	15,253,562	98,866	—

In addition, the terms of office of the following directors continued after the meeting: Richard I. Beattie, Antonio Borges, John A. Fazio, L. Kevin Kelly, Robert E. Knowling, Jr., Gerard R. Roche and V. Paul Unruh. Following the Annual Meeting, on May 21, 2009, Mr. Roche resigned as a director and Jane D. Hartley was elected to fill the resulting vacancy.

II. The ratification of the Company’s selection of KPMG LLP as the Company’s independent registered public accounting firm.

The Company’s selection of KPMG LLP as the Company’s independent registered public accounting firm was ratified.

Number of Votes For	Number of Votes Against	Number of Votes Abstained	Number of Broker Non-Votes
15,308,252	40,338	3,838	—

Item 6.	Exhibits

Exhibit No.	Description
*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2009

Heidrick & Struggles International, Inc.
(Registrant)

By: /s/ Scott J. Krenz
Scott J. Krenz
Executive Vice President & Chief Financial Officer