Form 10-Q
period 2009-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2009-11-02
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 29, 2009, there were 17,069,580 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$75,294	$234,531
Restricted cash	6,043	—
Accounts receivable, less allowance for doubtful accounts of $6,918 and $5,808 at September 30, 2009 and December 31, 2008, respectively	76,736	68,233
Other receivables	7,409	8,586
Prepaid expenses	21,838	19,520
Other current assets	1,981	1,788
Income taxes recoverable, net	16,360	7,719
Deferred income taxes, net	13,474	13,893

Total current assets	219,135	354,270

Non-current assets:
Property and equipment, net	25,917	28,172
Restricted cash	4,171	9,655
Assets designated for retirement and pension plans	26,150	24,973
Investments	10,275	12,594
Other non-current assets	5,621	7,203
Goodwill	109,182	101,234
Other intangible assets, net	9,251	13,543
Deferred income taxes, net	36,073	35,313

Total non-current assets	226,640	232,687

Total assets	$445,775	$586,957

Current liabilities:
Accounts payable	$6,410	$11,977
Accrued salaries and employee benefits	62,355	163,695
Other current liabilities	35,986	49,443
Current portion of accrued restructuring charges	3,491	2,280

Total current liabilities	108,242	227,395

Non-current liabilities:
Retirement and pension plans	30,113	27,503
Other non-current liabilities	26,352	25,755

Total non-current liabilities	56,465	53,258

Total liabilities	164,707	280,653

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,047,996 and 16,369,640 shares outstanding at September 30, 2009 and December 31, 2008, respectively	196	196
Additional paid in capital	257,511	273,731
Treasury stock at cost, 2,537,781 and 3,216,137 shares at September 30, 2009 and December 31, 2008, respectively	(87,271)	(110,838)
Retained earnings	93,940	131,061
Accumulated other comprehensive income	16,692	12,154

Total stockholders’ equity	281,068	306,304

Total liabilities and stockholders’ equity	$445,775	$586,957

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Revenue before reimbursements (net revenue)	$103,523	$158,318	$285,779	$480,975
Reimbursements	4,747	7,009	13,812	22,108

Total revenue	108,270	165,327	299,591	503,083

Operating expenses:
Salaries and employee benefits	68,184	108,611	212,110	336,535
General and administrative expenses	28,623	28,849	85,447	94,039
Reimbursed expenses	4,747	7,009	13,812	22,108
Restructuring and impairment charges	—	—	25,439	—

Total operating expenses	101,554	144,469	336,808	452,682

Operating income (loss)	6,716	20,858	(37,217)	50,401

Non-operating income (expense):
Interest income, net	64	1,181	912	4,127
Other, net	470	499	(3,974)	394

Net non-operating income (expense)	534	1,680	(3,062)	4,521

Income (loss) before income taxes	7,250	22,538	(40,279)	54,922
Provision for (benefit from) income taxes	2,842	8,559	(9,993)	21,131

Net income (loss)	$4,408	$13,979	$(30,286)	$33,791

Basic weighted average common shares outstanding	17,030	16,455	16,845	16,877
Diluted weighted average common shares outstanding	17,635	17,395	16,845	17,841

Basic earnings (loss) per common share	$0.26	$0.85	$(1.80)	$2.00
Diluted earnings (loss) per common share	$0.25	$0.80	$(1.80)	$1.89
Cash dividends paid per share	$0.13	$0.13	$0.39	$0.39

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2008	19,586	$196	3,216	$(110,838)	$273,731	$131,061	$12,154	$306,304
Net loss	—	—	—	—	—	(30,286)	—	(30,286)
Other comprehensive loss:
Unrealized gain on available for sale investments	—	—	—	—	—	—	1,264	1,264
Foreign currency translation adjustment	—	—	—	—	—	—	3,274	3,274

Other comprehensive loss	—	—	—	—	—	(30,286)	4,538	(25,748)

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	14,744	—	—	14,744
Exercise of stock options	—	—	(88)	3,072	(1,834)	—	—	1,238
Vesting of restricted stock units, net of tax withholdings	—	—	(570)	19,793	(22,957)	—	—	(3,164)
Re-issuance of treasury stock	—	—	(20)	702	(327)	—	—	375
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(6,636)	—	(6,636)
Dividend equivalents on restricted stock units	—	—	—	—	—	(199)	—	(199)
Tax deficit related to stock-based compensation	—	—	—	—	(5,846)	—	—	(5,846)

Balance at September 30, 2009	19,586	$196	2,538	$(87,271)	$257,511	$93,940	$16,692	$281,068

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(30,286)	$33,791
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,360	8,068
Write-off of investment	2,977	—
Write-off of software development project	1,329	—
Deferred income taxes	(6,214)	5,466
Net realized and unrealized (gains) losses on investments	1,831	(910)
Stock-based compensation expense, net	15,027	18,767
Impairment charge	3,849	—
Restructuring charges	21,590	—
Cash paid for restructuring charges	(23,439)	(2,121)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(4,350)	(29,134)
Accounts payable	(152)	(313)
Accrued expenses	(101,975)	(34,508)
Income taxes recoverable	(8,568)	(4,054)
Prepayments	(1,556)	(6,094)
Other assets and liabilities, net	1,538	(3,224)

Net cash used in operating activities	(120,039)	(14,266)

Cash flows from investing activities:
Restricted cash	(483)	138
Acquisition of businesses, net of cash acquired	(15,453)	(14,655)
Capital expenditures	(10,053)	(7,928)
Purchases of equity method investment	(1,300)	—
Proceeds from sales of equity securities	6	779
Payments to consultants related to sales of equity securities	(3)	(229)
Proceeds from sales of short-term investments	—	22,275
Proceeds from sale of a business, net	—	1,559
Other, net	15	8

Net cash provided by (used in) investing activities	(27,271)	1,947

Cash flows from financing activities:
Proceeds from stock options exercised	1,238	831
Purchases of treasury stock	—	(47,038)
Cash dividends paid	(7,063)	(6,623)
Payment of employee tax withholdings from equity transactions	(3,117)	(8,356)

Net cash used in financing activities	(8,942)	(61,186)

Effect of exchange rate fluctuations on cash and cash equivalents	(2,985)	(4,052)

Net decrease in cash and cash equivalents	(159,237)	(77,557)
Cash and cash equivalents at beginning of period	234,531	260,580

Cash and cash equivalents at end of period	$75,294	$183,023

Supplemental schedule of noncash financing activities
Beginning of period – Accrued treasury stock purchases	$—	$1,605
Treasury stock purchases	—	46,466
Cash paid for treasury stock purchases	—	(47,038)

Accrued treasury stock purchases	$—	$1,033

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(All tables in thousands, except share and per share figures)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, accruals for consultant bonuses, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges, and stock-based compensation. Given that global economies are undergoing a period of substantial uncertainty, estimates are subject to a greater degree of uncertainty than usual, and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.

The Company revised its prior year Condensed Consolidated Statements of Cash Flows to conform to the current year presentation, which had no effect on the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations for any prior periods presented. Specifically, $8.4 million of payments made in 2008 for employee tax withholdings related to equity awards, which were originally reported as cash flows used in operating activities, have been reclassified to cash flows used in financing activities.

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

Recently Adopted Financial Accounting Standards

On January 1, 2008, the Company adopted new accounting guidance on fair value measurements for certain financial assets and liabilities. This new guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 6, Fair Value Measurements, for additional information regarding the Company’s fair value measurements for financial assets and liabilities. On January 1, 2009, the Company adopted the new guidance for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities. The adoption on January 1, 2009 for non-financial assets and liabilities did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted new accounting guidance on business combinations. The new guidance requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of this new guidance changed the Company’s accounting treatment for business combinations on a prospective basis.

On January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests in consolidated financial statements. The guidance changes the accounting and reporting for minority interests, which will be classified as noncontrolling interests and included as a component of equity. The adoption of this new guidance changed the Company’s accounting and reporting for noncontrolling interests on a prospective basis. Currently, the Company does not have any material noncontrolling interests.

On June 30, 2009, the Company adopted new accounting guidance on subsequent event disclosure requirements, which establishes standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company is required to disclose the date through which subsequent events have been evaluated and the basis for that date. The addition of these disclosure requirements did not have a material impact on the Company’s financial condition or results of operations. See Note 16, Subsequent Events, for the required disclosures.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162,” which the Company adopted on the effective date September 30, 2009. This issuance serves as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Upon adoption of the codification, the Company has eliminated all references to accounting standards issued prior to the effective date.

3. Stock-Based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total stock-based compensation included in net income (loss)	$4,357	$6,199	$15,027	$18,767

Income tax benefit related to stock-based compensation included in net income (loss)	$1,743	$2,480	$6,011	$7,507

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2009:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2008	1,880,719	$36.48
Granted	314,738	$14.56
Vested and converted to common stock	(784,298)	$37.16
Forfeited	(145,665)	$33.50

Outstanding on September 30, 2009	1,265,494	$30.95

As of September 30, 2009, there was $14.3 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.6 years.

Performance Stock Units

Performance stock unit activity for the nine months ended September 30, 2009:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2008	—	—
Granted	104,023	$17.85
Vested and converted to common stock	—	—
Forfeited	—	—

Outstanding on September 30, 2009	104,023	$17.85

As of September 30, 2009, there was $1.2 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.4 years.

Non-qualified Stock Options

Non-qualified stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2008	737,953	$31.72	3.0	$10,947
Granted	—	—
Exercised	(88,412)	$14.00
Expired	(122,969)	$23.89
Forfeited	(13,727)	$39.45

Outstanding on September 30, 2009	512,845	$36.45	3.2	$8,569

Exercisable on September 30, 2009	403,377	$36.74	2.0	$7,383

As of September 30, 2009, there was $0.8 million of pre-tax unrecognized compensation expense related to the unvested non-qualified stock options, which is expected to be recognized over a weighted average of 0.8 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average grant-date fair value of stock options granted	$—	$9.37	$—	$10.37
Total grant date fair value of stock options vested	34	60	914	1,561
Total intrinsic value of stock options exercised	—	253	257	1,083

4. Restricted Cash

The Company had restricted cash of $10.2 million and $9.7 million at September 30, 2009 and December 31, 2008, respectively, of which $6.0 million was classified as current at September 30, 2009.

The restricted cash consists of deposits and interest of $8.3 million at September 30, 2009 and December 31, 2008 in a U.S. dollar bank account pledged in support of a bank guarantee related to a tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is adjusted quarterly. The bank guarantee is determined based upon the tax audit assessment plus future accrued interest on that assessment amount. See Note 15, Commitments and Contingencies, for a discussion of the tax audit.

Based on the restrictions of the use of the pledged cash and the terms of the guarantee, which require that it be reviewed annually until the results of the tax audit are settled, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

The restricted cash balance also includes $1.9 million and $1.3 million at September 30, 2009 and December 31, 2008, respectively, of restricted cash in support of lease guarantees and deposits. In accordance with the terms of the lease agreements, the cash balances are restricted through the terms of the lease agreements, which extend through 2013.

5. Investments

The components of the Company’s investments are as follows:

	September 30, 2009	December 31, 2008
U.S. non-qualified deferred compensation plan	$6,536	$5,262
JobKoo	2,927	3,306
VisualCV, Inc.	—	2,977
Warrants and equity securities	812	1,049

Total	$10,275	$12,594

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The Company’s joint venture investment in JobKoo is accounted for as an equity method investment. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

During the second quarter of 2009, the Company wrote-off its investment in VisualCV, Inc. of $3.0 million. VisualCV, Inc. is a start-up company that developed a unique, web-based approach to creating and sharing internet-based resources. The unprecedented global economic downturn is primarily responsible for VisualCV, Inc.’s inability to follow through on its business plan and generate sufficient cash flow to fund its operations, requiring the Company to reassess VisualCV, Inc.’s ability to operate as a going concern. The write-off of this investment is included in non-operating expense – other, net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.

6. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities.

7. Acquisitions

During the first quarter of 2009, the Company acquired Ray & Berndtson Sp. z o.o, a retained executive search firm in Warsaw, Poland, for $2.7 million of initial consideration, pursuant to a stock purchase, which was funded from existing cash. The previous owners of Ray & Berndtson Sp. z o.o, who are now employees of Heidrick & Struggles, are eligible to receive earnout payments of up to €3.0 million (equivalent to $4.4 million at September 30, 2009) based on the achievement of certain revenue metrics in 2009, 2010, and 2011, provided that the total cash consideration paid to the sellers will not exceed €5.0 million (equivalent to $7.3 million at September 30, 2009). As a result, the Company accrued €1.8 million (equivalent to $2.6 million at September 30, 2009) representing the estimated fair value of the future earnout payments as of the acquisition date. Additionally, the Company recorded $4.2 million of goodwill, $0.7 million of identifiable intangible assets, $0.3 million of assets and assumed $0.1 million of liabilities. The results of operations of Ray & Berndtson Sp. z o.o are included in the Company’s financial statements as of the acquisition date. This acquisition is not considered material to the Company, and therefore, pro-forma information has not been presented. See Note 8, Goodwill and Other Intangible Assets.

8. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2009 are as follows:

	Americas	Europe	Asia Pacific	Total

Balance at December 31, 2008	$78,056	$18,499	$4,679	$101,234
Ray & Berndtson Sp. z o.o acquisition	—	4,156	—	4,156

RentonJames earnout adjustment	—	—	394	394

IronHill adjustment	108	—	—	108

Exchange rate fluctuations	512	1,897	881	3,290

Balance at September 30, 2009	$78,676	$24,552	$5,954	$109,182

Although the Company’s annual goodwill impairment evaluation is conducted during the fourth quarter each fiscal year, the Company conducted additional evaluations as of February 28, 2009 and May 31, 2009 as a result of continued deterioration in market conditions. These impairment evaluations indicated that the fair value of each of the Company’s reporting units exceeded its carrying amount as of the valuation dates. The estimated fair values of the Americas and Asia Pacific reporting units were significantly in excess of their net carrying values. The estimated fair value of the European reporting unit continued to exceed its net asset carrying value by only a modest margin.

Throughout the third quarter of 2009, the Company continued to monitor events that could cause an impairment in the fair value of its reporting units, including changes in the business climate in which it operates, volatility in the capital markets, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance, specifically in relation to the European reporting unit. Based on the Company’s evaluation of these factors, the Company concluded that further impairment evaluations were not required during the third quarter of 2009.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted	September 30, 2009			December 31, 2008
	Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Client relationships	14.5	$19,320	$(11,055)	$8,265	$22,512	$(10,275)	$12,237

Candidate database	6.0	1,800	(900)	900	1,800	(675)	1,125

Other	4.6	322	(236)	86	316	(135)	181

Total intangible assets	13.7	$21,442	$(12,191)	$9,251	$24,628	$(11,085)	$13,543

As a result of the Company’s workforce reductions in January and May 2009 and continued business and economic uncertainty, during the second quarter of 2009, the Company performed an evaluation of the remaining client relationship intangible asset associated with its 2006 acquisition of Highland Partners. The analysis was conducted in accordance with accounting guidance on fair value measurements taking into consideration Level 3 inputs, primarily consisting of discounted cash flow methodologies and assumptions regarding the highest and best use of the asset by market participants in the context of the executive search business. Based on this analysis, the Company recorded an impairment charge related to the Americas region of $3.8 million in the second quarter of 2009. See Note 11, Restructuring and Impairment Charges.

Intangible asset amortization expense for the three months ended September 30, 2009 and 2008 was $0.4 and $0.6 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2009 and 2008 was $1.4 million and $1.6 million, respectively. The estimated intangible amortization expense is approximately $1.8 million for fiscal year 2009, $1.4 million for fiscal year 2010, $1.3 million for fiscal year 2011, $1.2 million for fiscal year 2012, and $0.9 million for fiscal year 2013. These amounts are based on intangible assets recorded as of September 30, 2009, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

9. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed Euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$33	$35	$94	$107
Interest cost	328	328	941	998
Amortization of net gain	(226)	(170)	(648)	(517)

Net periodic benefit cost	$135	$193	$387	$588

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and nine months ended September 30, 2009.

10. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share and the shares used in the computation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$4,408	$13,979	$(30,286)	$33,791

Weighted average common shares outstanding	17,030	16,455	16,845	16,877
Dilutive common shares	605	940	—	964

Weighted average diluted common shares outstanding	17,635	17,395	16,845	17,841

Basic earnings (loss) per common share	$0.26	$0.85	$(1.80)	$2.00
Diluted earnings (loss) per common share	$0.25	$0.80	$(1.80)	$1.89

Options to purchase 0.5 million shares of common stock that were outstanding at September 30, 2009 and 2008, respectively, were excluded from the respective computations of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. Additionally, approximately 0.8 million dilutive common shares were excluded from the computation of the loss per common share for the nine months ended September 30, 2009 due to the Company’s net loss position.

11. Restructuring and Impairment Charges

Restructuring Charges

In the first nine months of 2009, the Company recorded restructuring charges of $21.6 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in the Company’s workforce of 335 employees globally. By segment, the restructuring charges recorded in the first nine months of 2009 were $9.2 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Corporate.

The accrued restructuring charges at September 30, 2009 consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2009 will be $3.5 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Impairment Charges

As a result of the Company’s workforce reductions in January and May 2009 and continued business and economic uncertainty, during the second quarter of 2009, the Company performed an evaluation of the remaining client relationship intangible asset associated with its 2006 acquisition of Highland Partners. Based on this analysis, the Company recorded an impairment charge related to the Americas region of $3.8 million in the second quarter of 2009. See Note 8, Goodwill and Other Intangible Assets.

Changes in the accrual for restructuring and impairment charges for the nine months ended September 30, 2009 are as follows:

	Employee Related	Office Related	Impairment	Total
Accrual balance at December 31, 2008	$—	$5,753	$—	$5,753
Restructuring charges	21,590	—	3,849	25,439
Cash payments	(20,828)	(2,611)	—	(23,439)
Non-cash write-offs	455	—	(3,849)	(3,394)
Exchange rate fluctuations	202	215	—	417

Accrual balance at September 30, 2009	$1,419	$3,357	$—	$4,776

12. Income Taxes

In the third quarter of 2009, the Company reported income before taxes of $7.2 million and recorded an income tax provision of $2.8 million. The Company’s effective income tax rate for the third quarter of 2009 was 39.2%, which reflected an adjusted full-year expected annualized tax benefit rate of approximately 26 percent.

For the first nine months of 2009, the Company reported a loss before taxes of $40.3 million and recorded an income tax benefit of $10.0 million. The Company’s effective income tax benefit rate for the nine months ended September 30, 2009 was 24.8%.

In the third quarter of 2008, the Company reported income before taxes of $22.5 million and recorded an income tax provision of $8.6 million. The Company’s effective income tax rate for the third quarter of 2008 was 38.0%.

For the first nine months of 2008, the Company reported income before taxes of $54.9 million and recorded an income tax provision of $21.1 million. The Company’s effective income tax rate for the nine months ended September 30, 2008 was 38.5%.

13. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring and impairment charges are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring and impairment charges more appropriately reflects the Company’s core operations. By segment, the restructuring and impairment charges recorded in the first nine months of 2009 were $13.0 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Corporate.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Americas	$50,949	$81,844	$145,669	$246,183
Europe	31,513	49,906	87,075	156,116
Asia Pacific	21,061	26,568	53,035	78,676

Revenue before reimbursements (net revenue)	103,523	158,318	285,779	480,975
Reimbursements	4,747	7,009	13,812	22,108

Total	$108,270	$165,327	$299,591	$503,083

Operating income (loss):
Americas	$8,578	$13,989	$6,211	$38,271
Europe	2,093	7,931	885	20,872
Asia Pacific	4,303	5,443	5,453	14,784

Total regions	14,974	27,363	12,549	73,927
Corporate	(8,258)	(6,505)	(24,327)	(23,526)

Operating income (loss) before restructuring and impairment charges	6,716	20,858	(11,778)	50,401
Restructuring and impairment charges	—	—	(25,439)	—

Total	$6,716	$20,858	$(37,217)	$50,401

Depreciation and amortization:
Americas	$1,141	$1,354	$3,858	$3,857
Europe	895	651	2,038	2,064
Asia Pacific	594	554	1,774	1,664

Total regions	2,630	2,559	7,670	7,585
Corporate	147	148	690	483

Total	$2,777	$2,707	$8,360	$8,068

Capital expenditures:
Americas	$382	$2,505	$8,173	$4,212
Europe	44	85	714	1,251
Asia Pacific	71	90	814	1,962

Total regions	497	2,680	9,701	7,425
Corporate	93	81	352	503

Total	$590	$2,761	$10,053	$7,928

Identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	September 30, 2009	December 31, 2008
Identifiable assets:
Americas	$198,640	$210,031
Europe	125,358	173,901
Asia Pacific	68,612	87,443

Total regions	392,610	471,375
Corporate	53,165	115,582

Total	$445,775	$586,957

Goodwill and other intangible assets, net:
Americas	$83,505	$87,911
Europe	28,459	21,706
Asia Pacific	6,469	5,160

Total	$118,433	$114,777

14. Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus post-assessment interest as required by law. The amount of this bank guarantee is €5.7 million (equivalent to $8.3 million at September 30, 2009) and is classified as restricted cash on the Condensed Consolidated Balance Sheet. See Note 4, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2013. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.8 million as of September 30, 2009. The Company has not accrued for these guarantee arrangements as no event of default exists.

15. Commitments and Contingencies

Litigation

The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of the Company’s business, some of which involve claims for damages that may be substantial in amount. Some of these matters are covered by insurance. Although the Company’s ultimate liability in these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.2 million at September 30, 2009), consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). No penalty has been included in this assessment. The Company appealed this final assessment, and the enforcement of the assessment was suspended until a final determination of all appeals. The Company has provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. The bank guarantee will remain in place pending the full and final resolution of all appeals. See Note 4, Restricted Cash and Note 14, Guarantees. On March 4, 2009, the Company received notification that the Company’s appeal with respect to the withholding tax portion of the assessment had been decided in its favor, thereby canceling that assessment (the Company’s appeal of the VAT assessment remains pending). On September 8, 2009, the Company was notified that the March 4, 2009 ruling was definitive and final, and the Company has begun steps to recover that portion of the bank guarantee related to the withholding tax appeal as well as related expenses (estimated at approximately $6.0 million). See Note 4, Restricted Cash. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the VAT appeal is not probable.

16. Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date through the filing date of these Condensed Consolidated Financial Statements on Form 10-Q with the U.S. Securities and Exchange Commission on November 2, 2009. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; increased collectibility risk due to financial performance of our clients; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax loss carryforwards; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; an impairment of our goodwill and other intangible assets; delays in the development and/or implementation of new technology and systems; and the ability to meet and achieve the expected savings resulting from cost-reduction initiatives and restructuring activities. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2008 under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of 365 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per executive search.

Revenue growth is driven by a combination of an increase in executive search wins and leadership consulting projects, higher consultant productivity, higher average revenue per search or project and the hiring of additional consultants. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

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

2009 Outlook

We expect fourth quarter 2009 net revenue between $103 million and $108 million, resulting in 2009 net revenue between $389 million and $394 million. With the changes we have made to improve our operating cost structure and excluding restructuring and impairment charges, we believe breakeven operating income in 2009 is achievable at the high end of our revenue guidance. Net income (loss) and earnings (loss) per share in 2009 are expected to reflect a full-year effective tax benefit rate between 23 percent and 26 percent, but may be impacted by country-level results and by discrete items that require immediate recognition in a particular quarter.

Results of Operations

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring and impairment charges are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring and impairment charges more appropriately reflects our core operations. By segment, the restructuring and impairment charges recorded in the first nine months of 2009 were $13.0 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Corporate.

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30
	2009	2008	2009	2008

Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.6	4.4	4.8	4.6

Total revenue	104.6	104.4	104.8	104.6

Operating expenses:
Salaries and employee benefits	65.9	68.6	74.2	70.0
General and administrative expenses	27.6	18.2	29.9	19.6
Reimbursements	4.6	4.4	4.8	4.6
Restructuring and impairment charges	—	—	8.9	—

Total operating expenses	98.1	91.3	117.9	94.1

Operating income (loss)	6.5	13.2	(13.0)	10.5

Non-operating income (expense):
Interest income, net	0.1	0.7	0.3	0.9
Other, net	0.5	0.3	(1.4)	0.1

Net non-operating income (expense)	0.5	1.1	(1.1)	0.9

Income (loss) before income taxes	7.0	14.2	(14.1)	11.4
Provision for (benefit from) income taxes	2.7	5.4	(3.5)	4.4

Net income (loss)	4.3%	8.8%	(10.6)%	7.0%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Americas	$50,949	$81,844	$145,669	$246,183
Europe	31,513	49,906	87,075	156,116
Asia Pacific	21,061	26,568	53,035	78,676

Revenue before reimbursements (net revenue)	103,523	158,318	285,779	480,975
Reimbursements	4,747	7,009	13,812	22,108

Total	$108,270	$165,327	$299,591	$503,083

Operating income (loss):
Americas	$8,578	$13,989	$6,211	$38,271
Europe	2,093	7,931	885	20,872
Asia Pacific	4,303	5,443	5,453	14,784

Total regions	14,974	27,363	12,549	73,927
Corporate	(8,258)	(6,505)	(24,327)	(23,526)

Operating income (loss) before restructuring and impairment charges	6,716	20,858	(11,778)	50,401
Restructuring and impairment charges	—	—	(25,439)	—

Total	$6,716	$20,858	$(37,217)	$50,401

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Total revenue. Consolidated total revenue decreased $57.1 million, or 34.5%, to $108.3 million in 2009 from $165.3 million in 2008. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $54.8 million, or 34.6%, to $103.5 million for the three months ended September 30, 2009 from $158.3 million for the three months ended September 30, 2008. The negative impact of exchange rate fluctuations resulted in approximately 2 percentage points of the decline. Net revenue declined in all regions and industry groups. The number of confirmed executive searches decreased 16.9% compared to the third quarter of 2008. The number of consultants was 365 as of September 30, 2009 compared to 416 as of September 30, 2008. Productivity, as measured by annualized net revenue per consultant, was $1.1 million in the third quarter of 2009 compared to $1.5 million in the third quarter of 2008, and average revenue per executive search was $97,300 in the 2009 third quarter compared to $127,200 in the 2008 third quarter.

Net revenue in the Americas was $50.9 million for the three months ended September 30, 2009, a decrease of $30.9 million, or 37.7%, from $81.8 million in the third quarter of 2008. Net revenue in Europe was $31.5 million for the three months ended September 30, 2009, a decrease of $18.4 million, or 36.9%, from $49.9 million in the third quarter of 2008. The negative impact of exchange rate fluctuations resulted in approximately 6 percentage points of the net revenue decline in the third quarter of 2009. In Asia Pacific, net revenue was $21.1 million for the three months ended September 30, 2009, a decrease of $5.5 million, or 20.7%, from $26.6 million in the third quarter of 2008. The negative impact of exchange rate fluctuations resulted in approximately 2 percentage points of the net revenue decline in the third quarter of 2009.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $40.4 million, or 37.2%, to $68.2 million for the three months ended September 30, 2009 from $108.6 million for the three months ended September 30, 2008. The decrease in salaries and employee benefits expense is primarily a result of a $23.8 million decrease in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009 and a $16.6 million decrease due to the reduction in base compensation primarily related to the two workforce reductions and a decrease in severance expense. At September 30, 2009 we had 1,395 total employees, down 20.6% compared to 1,756 total employees as of September 30, 2008.

As a percentage of net revenue, salaries and employee benefits expense was 65.9% in the third quarter of 2009, compared to 68.6% in the third quarter of 2008. Excluding a positive impact of $2.3 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense decreased by approximately 35% versus 37% as reported in the third quarter of 2009 compared to the same quarter in 2008.

General and administrative expenses. Consolidated general and administrative expenses decreased $0.2 million, or 0.8%, to $28.6 million for the three months ended September 30, 2009 from $28.8 million for the three months ended September 30, 2008. The decrease primarily reflects savings of $3.8 million associated with cost containment initiatives including decreased travel and entertainment expenses and other operating and infrastructure expenses. The savings were offset by higher fees for professional services of $3.6 million, including $2.4 million related to a process improvement project aimed at increasing operational effectiveness and efficiency and $0.7 million of other professional services expenses. During the third quarter of 2009, we wrote off $0.8 million of costs related to a software development project of which $0.3 million was incurred during the third quarter of 2008.

As a percentage of net revenue, general and administrative expenses were 27.6% in the third quarter of 2009 compared to 18.2% in the third quarter of 2008. This increase was due to the sharp decline in net revenue in the third quarter of 2009 compared to the third quarter of 2008. Excluding a positive impact of $1.0 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses increased by approximately 3% versus the decrease of 1% as reported in the third quarter of 2009 compared to the same quarter in 2008.

Operating income. Our consolidated operating income was $6.7 million for the three months ended September 30, 2009 compared to operating income of $20.9 million for the three months ended September 30, 2008. The decrease in operating income is primarily due to a decrease in net revenue of $54.8 million, offset by decreases in salaries and employee benefits expense of $40.4 million and general and administrative expenses of $0.2 million.

Each region experienced significant declines in net revenue partially offset by decreases in salary and employee benefits expense and general and administrative expenses. The decrease in salaries and employee benefits expense is due to a decrease in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009 and a decrease in fixed salaries related to the workforce reductions in 2009 and lower search support staff costs. The slight decrease in general and administrative expenses is due to cost containment initiatives including a reduction in travel expenses in the third quarter of 2009 compared to the third quarter of 2008, partially offset by an increase in fees for professional services primarily related to a process improvement project aimed at increasing operational effectiveness and efficiency.

In the Americas, operating income for the three months ended September 30, 2009 decreased $5.4 million to $8.6 million from $14.0 million for the three months ended September 30, 2008. The decrease is due to lower net revenue of $30.9 million offset by a $23.9 million decrease in salaries and employee benefits expense and a $1.6 million decrease in general and administrative expenses.

In Europe, operating income for the three months ended September 30, 2009 decreased $5.8 million to $2.1 million from $7.9 million for the three months ended September 30, 2008. The decrease is due to lower net revenue of $18.4 million offset by a $12.0 million decrease in salaries and employee benefits expense and a $0.6 million decrease in general and administrative expenses.

In Asia Pacific, operating income for the three months ended September 30, 2009 decreased $1.1 million to $4.3 million from $5.4 million for the three months ended September 30, 2008. The decrease is due to lower net revenue of $5.5 million offset by a $3.5 million decrease in salaries and employee benefits expense and a $0.9 million decrease in general and administrative expenses.

Corporate expenses for the three months ended September 30, 2009 increased $1.8 million or 26.9% to $8.3 million from $6.5 million for the three months ended September 30, 2008. Compensation expense decreased by $1.0 million primarily due to the reduction in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009. The savings were offset by a $0.5 million write-off of capitalized salaries expense related to a software development project. General and administrative expenses increased $2.8 million due to due to higher professional service fees of $3.1 million, partially offset by $0.3 million of cost containment initiatives. The increase in professional service fees is primarily due to $2.4 million incurred in the three months ended September 30, 2009 due to a process improvement project aimed at increasing operational effectiveness and efficiency and $0.2 million of other professional services expenses. Additionally, we wrote off $0.8 million of costs related to a software development project, of which $0.3 million was incurred during the third quarter of 2008.

Net non-operating income. Net non-operating income was $0.5 million for the three months ended September 30, 2009 compared to net non-operating income of $1.7 million for the three months ended September 30, 2008.

Net interest income was $0.1 million in the third quarter of 2009 compared to $1.2 million in the third quarter of 2008. Interest income decreased due to a lower cash balance and lower interest rates during the third quarter of 2009 compared to the third quarter of 2008.

Net other non-operating income was $0.5 million for the three months ended September 30, 2009 and September 30, 2008, respectively. Other non-operating income primarily consists of realized and unrealized gains and losses on our cost and equity method investments and exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the third quarter of 2009, we reported income before taxes of $7.2 million and recorded an income tax provision of $2.8 million. Our effective income tax rate for the third quarter of 2009 was 39.2%, which reflected an adjusted full-year expected annualized tax benefit rate of approximately 26 percent.

In the third quarter of 2008, we reported income before taxes of $22.5 million and recorded an income tax provision of $8.6 million. Our effective income tax rate for the third quarter of 2008 was 38.0%.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Total revenue. Consolidated total revenue decreased $203.5 million, or 40.4%, to $299.6 million in 2009 from $503.1 million in 2008. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $195.2 million, or 40.6%, to $285.8 million for the nine months ended September 30, 2009 from $481.0 million for the nine months ended September 30, 2008. The negative impact of exchange rate fluctuations resulted in approximately 4 percentage points of the decline. Net revenue declined in all regions and industry groups. The number of confirmed executive searches decreased 31.4% compared to the nine months ended 2008. The number of consultants decreased to 365 as of September 30, 2009 compared to 416 as of September 30, 2008. Productivity, as measured by annualized net revenue per consultant, decreased to $1.0 million in the nine months ended 2009 from $1.6 million in the nine months ended 2008, and average revenue per executive search was $99,500 for the nine months ended September 30, 2009 compared to $118,200 in for the nine months ended September 30, 2008.

Net revenue in the Americas was $145.7 million for the nine months ended September 30, 2009, a decrease of $100.5 million, or 40.8%, from $246.2 million for the nine months ended September 30, 2008. Net revenue in Europe was $87.1 million for the nine months ended September 30, 2009, a decrease of $69.0 million, or 44.2%, from $156.1 million for the nine months ended September 30, 2008. The negative impact of exchange rate fluctuations resulted in approximately 9 percentage points of the revenue decline for the nine months ended 2009. In Asia Pacific, net revenue was $53.0 million for the nine months ended September 30, 2009, a decrease of $25.6 million, or 32.6%, from $78.7 million for the nine months ended September 30, 2008. The negative impact of exchange rate fluctuations resulted in approximately 5 percentage points of the revenue decline for the nine months ended September 30, 2009.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $124.4 million, or 37.0%, to $212.1 million for the nine months ended September 30, 2009 from $336.5 million for the nine months ended September 30, 2008. The decrease in salaries and employee benefits expense is primarily a result of an $89.5 million decrease in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009 and a $34.9 million decrease due to the reduction in fixed compensation primarily related to the two workforce reductions and a decrease in severance expense. At September 30, 2009 we had 1,395 total employees, down 20.6% compared to 1,756 total employees as of September 30, 2008.

As a percentage of net revenue, salaries and employee benefits expense was 74.2% in the first nine months of 2009, compared to 70.0% in the first nine months of 2008. Although we have implemented various cost savings initiatives, this percentage increase reflects a more rapid decline in our revenue than the reductions in our cost structure. Excluding a positive impact of $15.0 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense decreased by approximately 33% versus 37% as reported in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

General and administrative expenses. Consolidated general and administrative expenses decreased $8.6 million, or 9.1%, to $85.4 million for the nine months ended September 30, 2009 from $94.0 million for the nine months ended September 30, 2008. The decrease primarily reflects savings of $12.9 million associated with cost containment initiatives and a decrease in infrastructure and other operating expenses. The decrease was partially offset by higher fees for professional services of $4.3 million primarily related to $3.0 million for a process improvement project aimed at increasing operational effectiveness and efficiency. Additionally, we wrote-off $0.8 million of costs related to a software development project, of which $0.3 million was incurred during the third quarter of 2008, and $0.4 million of software and maintenance agreement costs associated with VisualCV, Inc. during the nine months ended September 30, 2009.

As a percentage of net revenue, general and administrative expenses were 29.9% in the first nine months of 2009, compared to 19.6% in the first nine months of 2008. Excluding a positive impact of $5.6 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by approximately 3% versus 9% as reported in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Restructuring and impairment charges. For the nine months ended September 30, 2009, we recorded restructuring charges of $21.6 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in our workforce of 335 employees globally. By segment, the restructuring charges recorded for the nine months ended September 30, 2009 were $9.2 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Corporate. Additionally, as a result of our workforce reductions in January and May 2009 and continued business and economic uncertainty, during the second quarter of 2009, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge related to the Americas region of $3.8 million in the second quarter of 2009.

Operating income (loss). Our consolidated operating loss was $37.2 million for the nine months ended September 30, 2009 compared to operating income of $50.4 million for the nine months ended September 30, 2008. The operating loss is primarily due to a decrease in net revenue of $195.2 million, partially offset by decreases in salaries and employee benefits expense of $124.4 million and decreases in general and administrative expenses of $8.6 million, and restructuring and impairment charges of $25.4 million. The reductions made to salaries and employee benefits and continued savings in general and administrative expenses did not keep pace with the sharp decline in net revenue.

For segment purposes, restructuring and impairment charges are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring and impairment charges more appropriately reflects our core operations.

Each region experienced significant declines in revenue partially offset by a decrease in salary and employee benefits expense and general and administrative expenses. The decrease in salaries and employee benefits expense is due to a decrease in performance-related compensation expense due to lower net revenue and operating margin expectations for 2009 and a decrease in fixed salaries related to the workforce reductions in 2009 and lower search support staff costs. The decrease in general and administrative expenses is due to cost containment initiatives including a reduction in travel expenses offset by higher fees for professional services in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

The Americas reported operating income of $6.2 million for the nine months ended September 30, 2009, a decrease of $32.1 million compared to operating income of $38.3 million for the nine months ended September 30, 2008. The decrease is due to lower net revenue of $100.5 million offset by a $66.2 million decrease in salaries and employee benefits expense and a $2.2 million decrease in general and administrative expenses.

Europe reported operating income of $0.9 million for the nine months ended September 30, 2009, a decrease of $20.0 million compared to operating income of $20.9 million for the nine months ended September 30, 2008. The decrease is due to lower net revenue of $69.0 million offset by a $41.5 million decrease in salaries and employee benefits expense and a $7.5 million decrease in general and administrative expenses.

Asia Pacific reported operating income of $5.5 million for the nine months ended September 30, 2009, a decrease of $9.3 million compared to $14.8 million for the nine months ended September 30, 2008. The decrease is due to lower net revenue of $25.6 million offset by a $13.7 million decrease in salaries and employee benefits expense and a $2.6 million decrease in general and administrative expenses.

Corporate expenses for the nine months ended September 30, 2009 were $24.3 million compared to $23.5 million for the nine months ended September 30, 2008. The increase was primarily the result of a $3.8 million increase in general and administrative expenses, offset by a $3.0 million decrease in compensation expense. The $3.8 million increase in general and administrative expense is due to a $4.7 million increase in professional service fees partially offset by $0.9 million of cost containment initiatives. The increase in professional service fees is primarily related to a process improvement project aimed at increasing operational effectiveness and efficiency. Additionally, we wrote off $0.8 million of costs related to a software development project of which $0.3 million was incurred during the third quarter of 2008. The $3.0 million decrease in compensation expense is primarily due to a reduction in performance-related compensation expense related to lower net revenue and operating margin expectations for 2009. The savings were offset by a $0.5 million write-off of capitalized salaries expense related to a software development project.

Net non-operating income (expense). Net non-operating expense was $3.1 million for the nine months ended September 30, 2009 compared to net non-operating income of $4.5 million for the nine months ended September 30, 2008.

Net interest income was $0.9 million for the nine months ended September 30, 2009 compared to $4.1 million for the nine months ended September 30, 2008. Interest income decreased due to a lower cash balance and lower interest rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Net other non-operating expense was $4.0 million for the nine months ended September 30, 2009, compared to net other non-operating income of $0.4 million for the nine months ended September 30, 2008. Other non-operating expense consists of realized and unrealized gains and losses on our cost and equity method investments and exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. In addition, during the second quarter of 2009, we wrote off our investment in VisualCV, Inc. of $3.0 million. VisualCV, Inc. is a start-up company that developed a unique, web-based approach to creating and sharing internet-based resources. Continued depressed economic conditions have contributed to VisualCV, Inc.’s inability to penetrate its targeted market and generate sufficient cash flow to fund its operations. As a result, we have declined to contribute any additional capital.

Income taxes. For the first nine months of 2009, we reported a loss before taxes of $40.3 million and recorded an income tax benefit of $10.0 million. Our effective income tax benefit rate for the nine months ended September 30, 2009 was 24.8%.

For the first nine months of 2008, we reported income before taxes of $54.9 million and recorded an income tax provision of $21.1 million. Our effective income tax rate for the nine months ended September 30, 2008 was 38.5%.

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

Lines of credit. Since October 2006, we have had a $100 million committed unsecured revolving facility (the “Facility”). As a result of the restructuring charge recorded in the first quarter of 2009, we were not in compliance with one of the financial covenants of the Facility at March 31, 2009. We entered into an amendment (the “Amendment”) to the Facility. Among other things, the Amendment amends the pricing grid contained in the definition of “Applicable Rate” set forth in the Credit Agreement to better reflect prevailing market rates applicable to loans extended under the financial tests set forth therein, amends the definition of “Commitment” to reduce the aggregate commitment of the lenders from $100 million to $75 million, amends the definitions of EBITDA and EBITDAR as they relate to the financial covenants, waives compliance with one of the financial covenants for the fiscal quarter ended March 31, 2009, and amends one of the financial covenants for the duration of 2009.

There were no borrowings during the quarters ended September 30, 2009 or 2008, or outstanding under the Facility at either September 30, 2009 or December 31, 2008. During the quarters ended September 30, 2009 and 2008, we were in compliance with the financial covenants of the Facility and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2009, December 31, 2008 and September 30, 2008 were $75.3 million, $234.5 million and $183.0 million, respectively.

Cash flows from operating activities. For the nine months ended September 30, 2009, cash used in operating activities was $120.0 million, principally reflecting our net loss of $30.3 million, cash bonus payments and the associated payroll taxes of approximately $127 million and restructuring payments of $23.4 million.

For the nine months ended September 30, 2008, cash used in operating activities was $14.3 million, principally reflecting our net income less the payment of cash bonuses of approximately $135 million in March 2008 and an increase in trade receivables related to higher year-to-date revenues.

Cash flows from investing activities. Cash used in investing activities was $27.3 million for the nine months ended September 30, 2009 primarily due to acquisition earn-out payments of $12.8 million, the Ray & Berndtson Sp z o.o acquisition of $2.6 million, capital expenditures of $10.1 million and $1.3 million related to the second payment of our investment in JobKoo.

Cash provided by investing activities was $1.9 million for the nine months ended September 30, 2008 primarily as a result of the net proceeds from sales of short-term investments of $22.3 million and proceeds from the sale of a business of $1.6 million offset by cash paid for acquisitions of $14.7 million and capital expenditures of $7.9 million.

Cash flows from financing activities. Cash used in financing activities for the nine months ended September 30, 2009 was $8.9 million primarily due to $7.1 million of quarterly cash dividends to shareholders and $3.1 million of payments for employee tax withholdings on equity transactions offset by $1.2 million of proceeds from stock options exercised during the period.

Cash used in financing activities for the nine months ended September 30, 2008 was $61.2 million primarily as a result of repurchasing $47.0 million of our common stock, $8.4 million of payments for employee tax withholdings on equity transactions and $6.6 million of quarterly cash dividends to shareholders, offset by $0.8 million of proceeds from stock options exercised during the period.

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

Recently Adopted Financial Accounting Standards

On January 1, 2008, we adopted new accounting guidance on fair value measurements for certain financial assets and liabilities. This new guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 6, Fair Value Measurements, for additional information regarding our fair value measurements for financial assets and liabilities. On January 1, 2009, we adopted the new guidance for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities. The adoption on January 1, 2009 for non-financial assets and liabilities did not have a material impact on our financial condition or results of operations.

On January 1, 2009, we adopted new accounting guidance on business combinations. The new guidance requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of this new guidance changed our accounting treatment for business combinations on a prospective basis.

On January 1, 2009, we adopted new accounting guidance on noncontrolling interests in consolidated financial statements. The guidance changes the accounting and reporting for minority interests, which will be classified as noncontrolling interests and included as a component of equity. The adoption of this new guidance changed our accounting and reporting for noncontrolling interests on a prospective basis. Currently, we do not have any material noncontrolling interests.

On June 30, 2009, we adopted new accounting guidance on subsequent event disclosure requirements, which establishes standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. We are required to disclose the date through which subsequent events have been evaluated and the basis for that date. The addition of these disclosure requirements did not have a material impact on our financial condition or results of operations. See Note 16, Subsequent Events, for the required disclosures.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162,” which we adopted on the effective date September 30, 2009. This issuance serves as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Upon adoption of the codification, we have eliminated all references to accounting standards issued prior to the effective date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net loss as of September 30, 2009 by approximately $0.1 million. For financial information by geographic segment, see Note 13, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

We have contingent liabilities from various pending claims and litigation matters arising in the ordinary course of our business, some of which involve claims for damages that may be substantial in amount. Some of these matters are covered by insurance. Although our ultimate liability in these matters cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $6.2 million at September 30, 2009), consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). No penalty has been included in this assessment. We appealed this final assessment, and the enforcement of the assessment was suspended until a final determination of all appeals. We have provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. The bank guarantee will remain in place pending the full and final resolution of all appeals. See Note 4, Restricted Cash and Note 14, Guarantees. On March 4, 2009, we received notification that our appeal with respect to the withholding tax portion of the assessment had been decided in our favor, thereby canceling that assessment (our appeal of the VAT assessment remains pending). On September 8, 2009, we were notified that the March 4, 2009 ruling was definitive and final, and we have begun steps to recover that portion of the bank guarantee related to the withholding tax appeal as well as related expenses (estimated at approximately $6.0 million). See Note 4, Restricted Cash. At this time, we believe that the likelihood of an unfavorable outcome with respect to the VAT appeal is not probable.

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

Date: November 2, 2009

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Scott J. Krenz
Scott J. Krenz
Executive Vice President & Chief Financial Officer