Form 10-K
period 2009-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2010-03-01
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2009 was approximately $308,113,600 based upon the closing market price of $18.25 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of February 22, 2010, there were 17,075,266 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2010, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a premier leadership advisory firm providing executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and M&A human capital integration consulting.

Heidrick & Struggles has been a leadership advisor for more than 56 years. We provide our services to a broad range of clients through the expertise of 359 consultants located in 40 countries throughout the world as of December 31, 2009. For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. We provide our executive search services on a retained basis, recruiting senior executives whose first year base salary and bonus averaged approximately $300,000 in 2009 on a worldwide basis. Our clients include the following:

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

Geographic Structure.    We provide senior-level executive search and leadership consulting services to our clients worldwide through a network of more than 70 offices in 40 countries. Major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements.

Our worldwide network includes affiliate relationships in Finland, South Africa, Turkey and Portugal. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees are less than 1% of our net revenue.

Industry Practices.    We report and operate our executive search business in seven broad industry groups: Financial Services, Consumer, Industrial, Technology, Life Sciences, Business and Professional Services and Education and Social Enterprise. These industry categories and their relative sizes, as measured by net revenue for 2009 are as follows:

Industry Categories	Percentage of Net Revenue
Financial Services	27%
Industrial	23%
Consumer	19%
Technology	12%
Life Sciences	10%
Business and Professional Services	5%
Education and Social Enterprise	4%

100%

Within each broad industry group are a number of industry sub sectors. Consultants often specialize in one or more sub sectors to provide clients with market intelligence and candidate knowledge specific to their industry. For example, within the Financial Services sector our business is diversified among a number of industry sub sectors including Asset & Wealth Management, Consumer Financial Services, Investment Banking and Capital Markets, Insurance, Private Equity/Venture Capital, and Real Estate.

We service our clients through unified global executive search teams who specialize in industry practices. This go-to-market strategy allows us to better leverage our global diversity and market intelligence to provide better client service. Each client is served by one global account team, which we believe is a key differentiator from our competition.

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

Our team of executive search consultants may service clients from any one of our offices around the world. For example, an executive search for a chief financial officer of an industrial company located in the United Kingdom may involve a consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in the United States with expertise in our Industrial practice and a third executive search consultant with expertise in recruiting chief financial officers. This same industrial client may also engage us to perform skill-based assessments for each of its senior managers, which could require the expertise of one of our leadership advisory consultants trained in this service.

Information by Geographic Segment

Americas.    As of December 31, 2009, we had 166 executive search consultants in our Americas segment, which includes the United States, Canada, Mexico and Latin America. Our Americas segment generated approximately 51% of our worldwide net revenue in 2009. The largest offices in this region, as defined by net revenue, are located in New York, Chicago and San Francisco.

Europe.    As of December 31, 2009, we had 116 executive search consultants in our European segment, which includes the Middle East and Africa. Our European segment generated approximately 30% of our worldwide net revenue in 2009. Our offices in the United Kingdom, Germany and France produced the highest levels of net revenue in this segment.

Asia Pacific.    As of December 31, 2009, we had 77 executive search consultants in the Asia Pacific segment. This segment generated approximately 19% of our worldwide net revenue in 2009. Australia, China (including Hong Kong), and Singapore produced the highest levels of net revenue in this segment.

For financial information relating to each geographic segment, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.

Seasonality

There is no discernible seasonality in our business, although as a percentage of total annual net revenue, the first quarter is typically the lowest. Revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. In addition, the volatility in the global economy impacts our quarterly revenue and operating income. On average, the variance between the highest and lowest amount of quarterly net revenue, as expressed as a percentage of annual net revenue, is approximately 5 percentage points.

Clients and Marketing

Our consultants market the firm’s executive search and leadership consulting services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are supported by proprietary databases, which provide our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completed assignments, as well as repeat business resulting from our ongoing client relationships.

Either by agreement with the clients or to maintain strong client relationships, executive search firms generally refrain from recruiting employees of a client, and possibly other entities affiliated with that client, for a specified period of time but typically not more than one year from the commencement of a search. We seek to mitigate any adverse effects of these off-limits arrangements by strengthening our long-term relationships, allowing us to communicate our belief to prospective clients that we can conduct searches without these off-limits arrangements impeding the quality of our work.

No single client accounted for more than 2% of our net revenue in 2009, 2008 or 2007. Our top ten clients in 2009, 2008 and 2007 in aggregate accounted for less than 9% of total net revenue.

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

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2009, we had 1,400 full-time equivalent employees, of whom 359 were executive search consultants, 349 were associates and 692 were other search, support and corporate staff.

In each of the past five years, no single consultant accounted for a material portion of our net revenue. We recruit our consultants from other executive search or human capital firms, or in the case of executive search, consultants new to search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and who we train in our techniques and methodologies. We are not a party to any collective bargaining agreement, and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn/Ferry International, Russell Reynolds Associates, Inc. and Spencer Stuart & Associates. To a lesser extent, we also face competition from smaller boutique and Internet-based firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in the marketplace for effective consultants.

Overall, the search industry has relatively few barriers to entry. Higher barriers exist, however, for global retained executive search firms like ours that focus primarily on conducting searches for senior-level positions that can provide leadership consulting services at the senior level. At this level, clients rely more heavily on a search firm’s reputation, global access and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our client services specialties and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms.

Competition in the leadership consulting services markets in which we operate are highly fragmented, with no universally recognized market leaders.

EXECUTIVE OFFICERS

Our executive officers as of March 1, 2010 are as follows:

Name	Age	Position With Company
L. Kevin Kelly	44	President and Chief Executive Officer; Director

K. Steven Blake	45	Executive Vice President, General Counsel and Secretary

Richard J. Caldera	52	Executive Vice President and Chief Human Resources Officer

Charles G. Davis	52	Managing Partner, Global Practices

Scott J. Krenz	57	Executive Vice President, Chief Financial Officer

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 1, 2010:

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

Charles G. Davis was elected Managing Partner, Global Practices in December 2008. Previously, Mr. Davis was Regional Managing Partner, Asia Pacific from September 2006 to April 2009; Office Managing Partner, Sydney, Australia, since January 2006; and Managing Partner of the Chief Information Officer Practice in Asia Pacific since October 2002. Previously, Mr. Davis was Managing Partner of the Technology and Business and Professional Services Practices in Asia Pacific from April 1999 to December 2005. He joined us in 1998.

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

Our success depends upon our ability to attract and retain consultants who possess the skills and experience necessary to fulfill our clients’ needs. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications of our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified consultants, our business, financial condition and results of operations may suffer.

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

We depend on our overall professional reputation and brand name recognition to secure new engagements and hire qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failure to maintain our professional reputation and brand name could seriously harm our business, financial condition and results of operations.

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

We face aggressive competition.

The global executive search industry is extremely competitive and highly fragmented. We compete with other large global executive search firms, smaller specialty firms, and more recently with Internet-based firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Finally, competitors sometimes reduce their fees in order to attract clients and increase market share. Because we typically do not discount our fees, we may experience some loss of net revenue. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

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

We generate substantial revenue outside the United States. We offer our services through offices in 40 countries around the world. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations, which could have a significant impact on our business, financial condition and results of operations. In particular, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

We may not be able to align our cost structure with net revenue.

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure and headcount with net revenue could adversely affect our business, financial condition, and results of operations.

Our net revenue may be affected by adverse economic conditions.

Periods of slowed economic activity, such as that currently being experienced, can adversely affect our net revenue. In particular, current volatility in the capital markets can affect our net revenue in the Financial Services industry group. If economic conditions fail to improve, our business, financial condition and results of operations could suffer.

The global financial crisis could adversely affect the financial position of our clients.

The ongoing financial crisis has tightened credit markets and lowered liquidity levels. Some of our clients may experience serious financial problems due to reduced access to credit and lower revenues resulting in their inability to meet their payment obligation to us.

We may not be able to generate sufficient profits to realize the benefit of our net deferred tax assets.

We establish valuation allowances against deferred tax assets when there is insufficient evidence that we will be able to realize the benefit of these deferred tax assets. We reassess the realizability of the deferred tax assets as facts and circumstances dictate. If after future assessments of the realizability of the deferred tax assets, we determine that a lesser or greater allowance is required, we record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination.

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

Periodically, we perform assessments of the carrying value of our goodwill and other intangible assets. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the current weakened economic conditions continue to negatively impact our financial performance, we may fail to achieve our projected operating results and may need to record an impairment charge related to goodwill or other indefinite-lived intangible assets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have offices in major metropolitan areas in 40 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was approximately 758,000 as of December 31, 2009. These office leases call for future minimum lease payments of approximately $203.6 million and have terms that expire between 2010 and 2024, exclusive of renewal options that we can exercise. Approximately 111,000 square feet of office space has been sublet to third parties.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount for

€4.3 million (equivalent to $6.1 million at December 31, 2009), consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). No penalty was included in this assessment. We appealed this final assessment, and the enforcement of the assessment was suspended until a final determination of all appeals. We provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 5, Restricted Cash and Note 21, Guarantees.

On March 4, 2009, we received notification that our appeal with respect to the withholding tax portion of the assessment had been decided in our favor, thereby canceling that assessment. On September 8, 2009, we were notified that the March 4, 2009 ruling was definitive and final. We have recovered approximately €4.1 million of the original €5.7 million bank guarantee related to the withholding tax appeal, and we are seeking to recover appeal-related expenses from the tax authority. On November 24, 2009, we received notification that our appeal with respect to the VAT portion of the assessment had been decided in our favor, thereby canceling that assessment. We are still waiting for the Court to notify us that the VAT ruling is definitive and final. The balance of the guarantee related to the VAT appeal (estimated at approximately €1.5 million) will remain in place pending receipt of the definitive and final ruling.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust (“EBT”) between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn (“PAYE”) tax and Class 1 National Insurance Contributions (“NIC”) in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at December 31, 2009). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

ITEM 4. RESERVED

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

Year Ended December 31, 2009	High	Low
First Quarter	$22.29	$13.52
Second Quarter	23.51	16.50
Third Quarter	26.46	15.65
Fourth Quarter	31.65	21.76

Year Ended December 31, 2008
First Quarter	$37.65	$23.56
Second Quarter	37.98	26.44
Third Quarter	34.99	24.50
Fourth Quarter	30.20	17.86

As of February 22, 2010, the last reported price on the Nasdaq Global Stock Market for our common stock was $29.09 per share, and there were 125 stockholders of record of the common stock.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2004.

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

Dividends

Since September 2007, we have paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2009, the total cash dividend paid was $0.52 per share.

The following table outlines the record date, payment date and amount of quarterly cash dividends paid during 2008 and 2009:

Quarter	Record Date	Payment Date	Dividends (in 000,000s)
Q4 2007	February 1, 2008	February 15, 2008	$2.2
Q1 2008	May 2, 2008	May 16, 2008	2.2
Q2 2008	August 1, 2008	August 15, 2008	2.1
Q3 2008	November 7, 2008	November 21, 2008	2.1
Q4 2008	February 6, 2009	February 20, 2009	2.1
Q1 2009	May 1, 2009	May 15, 2009	2.2
Q2 2009	August 7, 2009	August 21, 2009	2.2
Q3 2009	November 6, 2009	November 20, 2009	2.2

Cash dividends payable of $2.2 million related to the fourth quarter 2009 cash dividend, which was paid in the first quarter of 2010, and cash dividends payable of $2.1 million related to the fourth quarter 2008 cash dividend, which was paid in the first quarter of 2009, are accrued in the Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2009 and 2008, we paid $0.6 million and $0.2 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

The following table provides information related to our purchase of common shares for the quarter ended December 31, 2009. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Oct. 1, 2009 – Oct. 31, 2009	—	$—	—	$22,788,650
Nov. 1, 2009 – Nov. 30, 2009	—	—	—	22,788,650
Dec. 1, 2009 – Dec. 31, 2009	—	—	—	22,788,650

Total	—	—	—

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

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of December 31, 2008, we purchased 951,160 shares of our common stock under the February 2008 authorization for a total of $27.2 million. As of December 31, 2009 and 2008, $22.8 million remains available under this authorization.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 are derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. The data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2009		2008	2007	2006		2005
	(in thousands, except per share and other operating data)
Statement of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$395,651		$615,904	$619,654	$478,523		$412,297
Reimbursements	19,067		28,956	28,612	23,471		20,553

Total revenue	414,718		644,860	648,266	501,994		432,850
Operating expenses:
Salaries and employee benefits	281,545		435,306	418,952	328,714		273,949
General and administrative expenses	115,758		125,061	121,198	99,352		94,369
Reimbursed expenses	19,067		28,956	28,612	23,471		20,553
Restructuring and impairment charges	26,720	(1)	—	—	408		22,493	(2)
Other operating income	(1,661	)(3)	—	—	—		—

Total operating expenses	441,429		589,323	568,762	451,945		411,364

Operating income (loss)	(26,711)		55,537	79,504	50,049		21,486
Non-operating income (expense):
Interest income, net	1,201		5,103	8,035	6,257		5,572
Other, net	(4,189)		1,613	(404)	(1,040)		1,424

Net non-operating income (expense)	(2,988)		6,716	7,631	5,217		6,996

Income (loss) before income taxes	(29,699)		62,253	87,135	55,266		28,482
Provision for (benefit from) income taxes	(8,791)		23,179	30,672	21,023		(10,736	)(4)

Net income (loss)	$(20,908)		$39,074	$56,463	$34,243		$39,218

Basic earnings (loss) per common share	$(1.24)		$2.33	$3.16	$1.91		$2.08
Basic weighted average common shares outstanding	16,901		16,747	17,854	17,925		18,898
Diluted earnings (loss) per common share	$(1.24)		$2.20	$2.97	$1.81		$1.98
Diluted weighted average common shares outstanding	16,901		17,727	18,984	18,916		19,761
Dividends per common share	$0.52		$0.52	$0.26	$—		$—

Balance Sheet Data (at end of period):
Working capital	$127,661		$140,139	$147,861	$135,880		$159,964
Total assets	474,847		590,303	616,884	513,309	(5)	406,409	(5)
Long-term debt, less current maturities	—		—	—	—		—
Stockholders’ equity	290,852		306,304	309,800	263,705		237,485

Other Operating Data:
Average number of consultants during the period	385		413	401	348		307

Notes to Selected Financial Data:

(1)	In 2009, we recorded restructuring charges of $22.9 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in our workforce of 363 employees globally and included 75 executive search consultants. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Corporate. Additionally, during 2009 we recorded an adjustment of $0.3 million in Europe related to a previously restructured office. As a result of our workforce reductions in January and May 2009 and continued business and economic uncertainty, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge related to the Americas region of $3.8 million. Additionally, the deterioration in business performance from the consultants acquired in the Ray and Berndtson Sp. z o. o acquisition triggered a review of the client relationship intangible assets associated with this acquisition, resulting in an impairment charge in the European region of $0.2 million. See Note 10, Goodwill and Other Intangible Assets.

(2)	During 2005, we recorded restructuring charges of $22.5 million in connection with initiatives to improve operating performance and increase operating margin. These initiatives focused primarily on Europe and included charges of $14.1 million for severance and other employee-related costs related to reductions in workforce and $8.4 million related to the consolidation of office space. The workforce reduction affected 57 employees, primarily in Europe, and included 15 executive search consultants. Included in the office-related charge of $8.4 million is the reversal of $1.0 million of restructuring accruals, which originated in a prior year, related to a renegotiated lease for one of our search offices. By segment, the restructuring charges recorded in 2005 include $1.1 million in the Americas, $19.3 million in Europe and $2.1 million in Corporate.

(3)	In 2009, as a result of significantly lower than expected 2009 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition and uncertainty regarding their future performance, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment resulted in a €1.1 million (equivalent to $1.7 million at December 31, 2009) reduction to the original earnout accrual. Under the purchase method of accounting for business combinations, we recognized the fair value adjustment as other operating income in the Consolidated Statement of Operations.

(4)	In 2005, we determined that a reduction to the valuation allowance was required relating to certain deferred tax assets in the U.S. and recorded a reduction to the valuation allowance of $24.6 million.

(5)	In 2007, the Company determined that the UK Employee Benefit Trust should not be consolidated and as a result reduced total assets and liabilities by $6.5 million and $4.5 million in 2006 and 2005, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Our Business

We are a premier leadership advisory firm providing executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and M&A human capital integration consulting.

We provide our services to a broad range of clients through the expertise of 359 consultants located in 40 countries throughout the world as of December 31, 2009. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per executive search.

Revenue growth is driven by a combination of an increase in executive search wins and leadership consulting projects, higher consultant productivity, higher average revenue per search or project and the hiring of additional consultants. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportional increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per executive search will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus operating margins. This bonus is discretionary and is based on company-wide profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter.

In 2008, we changed the deferral arrangement of bonuses for consultants and management globally. The portion of the bonus previously deferred into restricted stock units was changed into deferred cash, which is paid ratably over a three-year period. A premium of 10% was applied to the bonus amount deferred in 2008. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2008, began on January 1, 2008 and will continue through the final payment date in March 2012. For 2008, the deferral date was in the first quarter of 2009.

In 2009, we continued with the bonus cash deferral arrangement for consultants only but did not apply a premium to the amount deferred in 2009. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2009, began on January 1, 2009 and will continue through the final payment date in March 2013. For 2009, the deferral date is in the first quarter of 2010. These amounts are recorded in accrued salaries and employee benefits and other non-current liabilities in the Consolidated Balance Sheets. We will continue to grant restricted stock units under other existing programs.

2009 Overview

Consolidated net revenue of $395.7 million decreased 35.8% or $220.3 million in 2009, compared to 2008. Net revenue declined 35.9% in the Americas, 40.7% in Europe and 25.3% in Asia Pacific. Consultant productivity measured by net revenue per consultant was $1.0 million for the year ended December 31, 2009 compared to $1.5 million for the year ended December 31, 2008. Average revenue per executive search was $101,000 for the year ended December 31, 2009 compared to $122,600 for the year ended December 31, 2008.

Operating loss as a percentage of net revenue was 6.8% in 2009 compared to operating income as a percentage of net revenue of 9.0% in 2008 primarily as a result of a decrease in net revenue of 35.8% and restructuring and impairment charges of $26.7 million, offset by decreases in salaries and employee benefits expense of 35.3%, general and administrative expenses of 7.4% and other operating income of $1.7 million. Salaries and employee benefits expense as a percentage of net revenue increased from 70.7% in 2008 to 71.2% in 2009. General and administrative expenses as a percentage of net revenue increased from 20.3% in 2008 to 29.3% in 2009.

We ended the year with a combined cash and cash equivalents balance of $123.0 million, a decrease of $111.5 million compared to a combined cash and cash equivalents balance of $234.5 million at December 31, 2008. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. In early 2010, we expect to pay approximately $47 million related to the 2009 bonus accruals.

2010 Outlook

We are currently forecasting 2010 net revenue of between $440 million and $480 million and an operating margin of between 4 and 6 percent, for the year ending December 31, 2010. However, continued macroeconomic uncertainty and volatility in the capital markets necessarily mean that our current forecasts could change materially during 2010.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	$395,651	$615,904	$619,654
Reimbursements	19,067	28,956	28,612

Total revenue	414,718	644,860	648,266
Operating expenses:
Salaries and employee benefits	281,545	435,306	418,952
General and administrative expenses	115,758	125,061	121,198
Reimbursed expenses	19,067	28,956	28,612
Restructuring and impairment charges	26,720	—	—
Other operating income	(1,661)	—	—

Total operating expenses	441,429	589,323	568,762

Operating income (loss)	(26,711)	55,537	79,504
Net non-operating income (expense)	(2,988)	6,716	7,631

Income (loss) before income taxes	(29,699)	62,253	87,135
Provision for (benefit from) income taxes	(8,791)	23,179	30,672

Net income (loss)	$(20,908)	$39,074	$56,463

The following table summarizes, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2009	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	4.8	4.7	4.6

Total revenue	104.8	104.7	104.6
Operating expenses:
Salaries and employee benefits	71.2	70.7	67.6
General and administrative expenses	29.3	20.3	19.6
Reimbursed expenses	4.8	4.7	4.6
Restructuring and impairment charges	6.8	—	—
Other operating income	(0.4)	—	—

Total operating expenses	111.6	95.7	91.8

Operating income (loss)	(6.8)	9.0	12.8
Net non-operating income (expense)	(0.8)	1.1	1.2

Income (loss) before income taxes	(7.5)	10.1	14.1
Provision for (benefit from) income taxes	(2.2)	3.8	4.9

Net income (loss)	(5.3)%	6.3%	9.1%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring and impairment charges are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring and impairment charges and other operating income more appropriately reflects our core operations. By segment, the restructuring and impairment charges recorded in 2009 were $13.3 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Corporate. The other operating income of $1.7 million was recorded in the European region.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
Americas	$201,530	$314,412	$333,561
Europe	119,441	201,462	207,504
Asia Pacific	74,680	100,030	78,589

Revenue before reimbursements (net revenue)	395,651	615,904	619,654
Reimbursements	19,067	28,956	28,612

Total	$414,718	$644,860	$648,266

Operating income (loss):
Americas	$18,509	$45,783	$67,480
Europe	2,741	24,479	31,865
Asia Pacific	9,457	15,351	15,946

Total regions	30,707	85,613	115,291
Corporate	(32,359)	(30,076)	(35,787)

Operating income (loss) before restructuring and impairment charges and other operating income	(1,652)	55,537	79,504
Restructuring and impairment charges	(26,720)	—	—
Other operating income	1,661	—	—

Total	$(26,711)	$55,537	$79,504

2009 Compared to 2008

Total revenue.    Consolidated total revenue decreased $230.1 million, or 35.7%, to $414.7 million in 2009 from $644.9 million in 2008. The decrease in total revenue was due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue decreased $220.3 million, or 35.8%, to $395.7 million in 2009 from $615.9 million in 2008. The negative impact of exchange rate fluctuations resulted in approximately 3 percentage points of the decline in 2009. Net revenue declined in all regions and industry groups. In 2009, the number of confirmed executive searches decreased 24.1% to 3,651 from 4,812 in 2008. The number of consultants decreased to 359 as of December 31, 2009 compared to 419 as of December 31, 2008. Productivity, as measured by annualized net revenue per consultant, decreased to $1.0 million for the year ended December 31, 2009 from $1.5 million for the year ended December 31, 2008, and average revenue per executive search decreased to $101,000 for the year ended December 31, 2009 compared to $122,600 for the year ended December 31, 2008.

Net revenue in the Americas was $201.5 million in 2009, a decrease of $112.9 million, or 35.9% from $314.4 million in 2008. The negative impact of exchange rate fluctuations in Canada and Latin America resulted in less than 1 percentage point of the decline in 2009. Net revenue in Europe was $119.4 million in 2009, a decrease of $82.0 million, or 40.7% from $201.5 million in 2008. The negative impact of exchange rate fluctuations resulted in approximately 6 percentage points of the decline in 2009. Net revenue in Asia Pacific was $74.7 million in 2009, a decrease of $25.4 million, or 25.3% from $100.0 million in 2008. The negative impact of exchange rate fluctuations resulted in approximately 2 percentage points of the decline in 2009.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense decreased $153.8 million, or 35.3%, to $281.5 million in 2009 from $435.3 million in 2008. The decrease in salaries and employee benefits expense is primarily a result of a $105.9 million decrease in performance-related compensation expense related to lower net revenue and operating margin in 2009. Additionally, fixed compensation expense decreased by $47.9 million primarily related to the two workforce reductions, base salary reductions and a decrease in severance expense of $3.8 million in 2009 as compared to 2008. At December 31, 2009 we had 1,400 total employees, down 20.0% compared to 1,751 total employees at December 31, 2008.

As a percentage of net revenue, salaries and employee benefits expense increased to 71.2% in 2009 from 70.7% in 2008. Although we implemented various cost savings initiatives in 2009, this percentage increase reflects a more rapid decline in our revenue than the reductions in our cost structure. Excluding a positive impact of $11.4 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense decreased by approximately 32.7% versus 35.3% as reported in 2009 compared to 2008.

General and administrative expenses.    Consolidated general and administrative expenses decreased $9.3 million, or 7.4%, to $115.8 million in 2009 from $125.1 million in 2008. The decrease primarily reflects savings of $12.5 million associated with cost containment initiatives, a $2.6 million decrease in bad debt expense and a $1.4 million decrease in premise related costs. The decrease was partially offset by higher fees for professional services of $6.4 million of which $5.1 million is related to a process improvement project aimed at increasing operational effectiveness and efficiency. Additionally, we wrote-off $0.8 million of costs related to a software development project and $0.4 million of software and maintenance agreement costs associated with VisualCV, Inc. during 2009. Infrastructure and other operating expenses increased by $0.8 million in 2009 as compared to 2008.

As a percentage of net revenue, general and administrative expenses increased to 29.3% in 2009 from 20.3% in 2008. Although we implemented various cost savings initiatives in 2009, this percentage increase reflects a more rapid decline in our revenue than the reductions in our cost structure. Excluding a positive impact of $4.7 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by approximately 3.7% versus 7.4% as reported in 2009 compared to 2008.

Restructuring and impairment charges.    In 2009, we recorded restructuring charges of $22.9 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in our workforce of 363 employees globally and included 75 executive search consultants. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Corporate. Additionally, during 2009 we recorded an adjustment of $0.3 million in Europe related to a previously restructured office. As a result of our workforce reductions in January and May 2009 and continued business and economic uncertainty, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge related to the Americas region of $3.8 million in 2009. Additionally, we recorded an impairment charge of $0.2 million on our client relationship asset associated with our acquisition of Ray and Berndtson Sp. z o. o.

Other operating income.    As a result of significantly lower than expected 2009 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition and uncertainty regarding their future performance, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment resulted in a €1.1 million (equivalent to $1.7 million at December 31, 2009) reduction to the original earnout accrual. Under the purchase method of accounting for business combinations, we recognized the fair value adjustment as other operating income in the Consolidated Statement of Operations.

Operating income (loss).    Our consolidated operating loss was $26.7 million in 2009 compared to operating income of $55.5 million in 2008. The operating loss is primarily due to a decrease in net revenue of $220.3 million and restructuring and impairment charges of $26.7 million, offset by decreases in salaries and employee benefits expense of $153.8 million, general and administrative expenses of $9.3 million, and other operating income of $1.7 million. The reductions made to salaries and employee benefits and continued savings in general and administrative expenses did not keep pace with the sharp decline in net revenue.

For segment purposes, restructuring and impairment charges and other operating income are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring and impairment charges and other operating income more appropriately reflects our core operations.

Each region experienced significant declines in revenue partially offset by a decrease in salary and employee benefits expense and general and administrative expenses. The decrease in salaries and employee benefits expense is due to a decrease in performance-related compensation expense due to lower net revenue and operating margin for 2009, a decrease in fixed salaries related to the workforce and salary reductions in 2009 and lower search support staff costs. The decrease in general and administrative expenses is due to cost containment initiatives including a reduction in travel expenses offset by higher fees for professional services in 2009 compared to 2008.

In the Americas, operating income decreased $27.3 million to $18.5 million in 2009 compared to $45.8 million in 2008. The decrease is due to lower net revenue of $112.9 million offset by an $82.0 million decrease in salaries and employee benefits expense and a $3.6 million decrease in general and administrative expenses.

In Europe, operating income decreased $21.8 million to $2.7 million in 2009 compared to $24.5 million in 2008. The decrease is due to lower net revenue of $82.0 million offset by a $51.5 million decrease in salaries and employee benefits expense and an $8.7 million decrease in general and administrative expenses.

In Asia Pacific, operating income decreased $5.8 million to $9.5 million in 2009 compared to $15.3 million in 2008. The decrease is due to lower net revenue of $25.4 million offset by a $17.5 million decrease in salaries and employee benefits expense and a $2.1 million decrease in general and administrative expenses.

Corporate expenses increased $2.3 million in 2009 to $32.4 million from $30.1 million in 2008. The increase was primarily the result of a $5.1 million increase in general and administrative expenses, offset by a $2.8 million decrease in compensation expense. The $5.1 million increase in general and administrative expense is due to a $6.1 million increase in professional service fees offset by $1.0 million of cost containment initiatives and other operating and infrastructure expenses. The increase in professional service fees is primarily related to a process improvement project aimed at increasing operational effectiveness and efficiency. Additionally, we wrote off $0.8 million of costs related to a software development project. The $2.8 million decrease in compensation expense is primarily due to a reduction in performance-related compensation expense related to lower net revenue and operating margin for 2009. The savings were offset by a $0.5 million write-off of capitalized salaries expense related to a software development project.

Net non-operating income (expense).    Net non-operating expense was $3.0 million in 2009 compared to net non-operating income $6.7 million in 2008.

Net interest income in 2009 was $1.2 million, compared to $5.1 million in 2008. The decrease in net interest income as compared to 2008 is due to a lower cash balance and lower interest rates.

Net other non-operating expense was $4.2 million in 2009, compared to net other non-operating income of $1.6 million in 2008. The 2009 non-operating loss primarily reflects the write-off of our investment in VisualCV, Inc. of $3.0 million. The 2008 non-operating income primarily reflects $1.0 million resulting from the recognition of previously capitalized exchange gains due to our 2008 sale of the Portugal business. The remaining other non-operating income (expense) in 2009 and 2008 consists of realized and unrealized gains and losses on our cost and equity method investments and exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes.    In 2009, we reported a loss before taxes of $29.7 million and recorded an income tax benefit of $8.8 million. Our effective income tax benefit rate for 2009 was 29.6%.

In 2008, we reported income before taxes of $62.3 million and recorded an income tax provision of $23.2 million. The effective tax rate for 2008 was 37.2%.

2008 Compared to 2007

Total revenue.    Consolidated total revenue decreased $3.4 million, or 0.5%, to $644.9 million in 2008 from $648.3 million in 2007. The decrease in total revenue was due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue decreased $3.8 million, or 0.6%, to $615.9 million in 2008 from $619.7 million in 2007. The positive impact of exchange rate fluctuations offset the decrease by approximately one percentage point in 2008. Net revenue increased in the Asia Pacific region but was more than offset by declines in net revenue in the Americas and European regions in 2008. Revenue growth achieved by the Technology, Life Sciences, Industrial, Education and Social Enterprise, and Business and Professional Services industry practice groups partially offset declines in the Financial Services and Consumer practice groups. In 2008, the number of confirmed executive searches decreased 5.7% to 4,812 from 5,102 in 2007. The number of consultants increased to 419 as of December 31, 2008 compared to 386 as of December 31, 2007. Productivity, as measured by annualized revenue per consultant, decreased to $1.4 million for the year ended December 31, 2008 from $1.5 million for the year ended December 31, 2007, while the average revenue per executive search increased to $122,600 for the year ended December 31, 2008 compared to $114,900 for the year ended December 31, 2007.

Net revenue in the Americas was $314.4 million in 2008, a decrease of $19.2 million, or 5.7%, from $333.6 million in 2007. The Technology, Education and Social Enterprise and Life Sciences industry groups achieved year-over-year net revenue growth, but this growth only partially offset declines in the other industry groups. The positive impact of exchange rate fluctuations in Canada and Latin America offset the decrease by less than one percentage point in 2008. Net revenue in Europe was $201.5 million in 2008, a decrease of $6.0 million, or 2.9%, from $207.5 million in 2007. The Consumer, Life Sciences, Technology, Industrial and Education and Social Enterprise industry groups achieved net revenue growth compared to 2007, but this growth was more than offset by declines in the Financial Services and Business and Professional Services industry groups. The positive impact of exchange rate fluctuations offset the decrease in net revenue by approximately one percentage point in 2008. In Asia Pacific, net revenue was $100.0 million in 2008, an increase of $21.4 million, or 27.3%, from $78.6 million in 2007. The positive impact of exchange rate fluctuations resulted in an increase in revenue of approximately 4 percentage points year over year. Every industry group in this region achieved net revenue growth, but the Industrial, Financial Services, and Business and Professional Services industry groups were the primary drivers of growth for 2008.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $16.4 million, or 3.9%, to $435.3 million in 2008 from $419.0 million in 2007. The increase in salaries and employee benefits expense was primarily a result of $11.1 million in higher fixed salary expense for search support staff and $2.1 million in severance costs, offset by a $1.8 million decrease in other salaries and employee benefits-related expenses. Stock-based compensation expense also increased $5.0 million year over year, as a result of 2008 being the first year in which we incurred the cumulative three year impact of the previously deferred restricted stock unit bonus awards.

As a percentage of net revenue, salaries and employee benefits expense increased to 70.7% in 2008 from 67.6% in 2007. Excluding a negative impact of $3.1 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense decreased by approximately 3% versus 4% as reported in 2008 compared to 2007.

General and administrative expenses.    Consolidated general and administrative expenses increased $3.9 million, or 3.2%, to $125.1 million in 2008 from $121.2 million in 2007. The increase was primarily related to $6.5 million of premise-related costs for new offices and lease renewals for existing offices and a $3.7 million increase in bad debt expense, offset by a $0.5 million decrease in other infrastructure and operating expenses. The net increases were partially offset by several items recorded in 2007 that did not recur in 2008, including $2.7 million of legal costs incurred for litigation related to our hiring of certain Whitney Group consultants in the Asia Pacific region, fees for professional services of $2.1 million related to certain consulting assignments in Europe that required third party expertise, and $1.0 million of expense related to the impairment of a client relationship intangible asset.

As a percentage of net revenue, general and administrative expenses increased to 20.3% in 2008 from 19.6% in 2007. Exchange rate fluctuations had a minimal impact on general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Operating income.    Our consolidated operating income was $55.5 million in 2008 compared to $79.5 million in 2007 a decrease of 30.1%. The decrease in consolidated operating income of $24.0 million was primarily due to increases in salaries and benefits expense of $16.4 million and in general and administrative expenses of $3.9 million and a decrease in revenue of $3.8 million.

In the Americas, operating income decreased $21.7 million to $45.8 million in 2008 from $67.5 million in 2007. The decrease was due to lower net revenue of $19.2 million and increases in general and administrative expenses of $3.0 million, offset by a decrease in salaries and employee benefits expense of $0.5 million. The increase in general and administrative expenses primarily relates to a $3.6 million increase in premise related expenses and lease renewals for existing offices primarily in New York and an increase in bad debt expense of $0.9 million, offset by a $1.0 million impairment of a client relationship intangible asset in 2007. The increase in salaries and employee benefits expense was primarily related to higher fixed salaries for associates and search support staff.

In Europe, operating income decreased $7.4 million in 2008, to $24.5 million, from $31.9 million in 2007. The decrease was due to lower net revenue of $6.0 million and an increase in general and administrative expenses of $2.0 million offset by a decrease in salaries and employee benefits expense of $0.6 million. The increase in general and administrative expenses primarily reflects a $2.4 million increase in bad debt expenses, a $0.3 million increase in premise-related costs and a $1.4 million increase in other operating and infrastructure expenses offset by $2.1 million in professional services fees related to certain consulting assignments which required third party expertise in 2007. The decrease in salaries and employee benefits expense was due a decrease in performance-related compensation expense due to lower net revenue and operating margin levels partially offset by higher fixed salaries for search support staff and stock-based compensation expense. Severance-related expenses decreased by $1.1 million during 2008 as compared to 2007.

In Asia Pacific, operating income was $15.3 million in 2008, a decrease of $0.6 million, compared to $15.9 million in 2007. The decrease in operating income was a result of increases of $19.0 million in salaries and employee benefits expense and $3.0 million in general and administrative expenses offset by higher net revenue of $21.4 million. The increase in salaries and employee benefits expense represents planned investments to grow the region, including a 16.9% increase in year-over-year headcount, $3.2 million of increased year-over-year sign-on bonus expense and amortization of other minimum guarantee bonuses, $1.9 million of increased stock-based compensation expense and $1.9 million of increased support staff leverage costs. The increase in general and administrative expenses was primarily due to increased infrastructure costs of $3.4 million related to new and existing offices. The remaining increase was due to higher general spending resulting from overall growth in the region in 2008 as compared to 2007, offset by $2.7 million of expense incurred in 2007 for litigation related to our hiring of certain Whitney Group consultants in the region.

Corporate expenses decreased $5.7 million in 2008, to $30.1 million from $35.8 million in 2007. The decrease was primarily the result of a $4.3 million decrease in general and administrative expenses and a $1.4 million decrease in compensation expense. The decrease in general and administrative expenses was due to lower professional services expenses and lower travel and entertainment-related expenses in 2008 due to cost containment initiatives and also reflects the absence of $2.5 million in costs related to the worldwide consultants’ meeting that was held in the second quarter of 2007. The decrease in compensation-related expenses was primarily due to lower fixed salary expense.

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

Liquidity and Capital Resources

General.    We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our restructuring charges and cash dividends.

We pay the non-deferred portion of annual bonuses in the first quarter following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

In 2008, we changed the deferral arrangement of bonuses for consultants and management globally. The portion of the bonus previously deferred into restricted stock units was changed into deferred cash, which is paid ratably over a three-year period. A premium of 10% was applied to the bonus amount deferred in 2008. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2008, began on January 1, 2008 and will continue through the final payment date in March 2012. For 2008, the deferral date was in the first quarter of 2009.

In 2009, we continued with the bonus cash deferral arrangement for consultants only but did not apply a premium to the amount deferred in 2009. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2009, began on January 1, 2009 and will continue through the final payment date in March 2013. For 2009, the deferral date is in the first quarter of 2010. These amounts are recorded in accrued salaries and employee benefits and other non-current liabilities in the Consolidated Balance Sheets. We will continue to grant restricted stock units under other existing programs.

Lines of credit.    Since October 2006, we have had a committed unsecured revolving credit facility (the “Facility”). As a result of the restructuring charge recorded in the first quarter of 2009, we were not in compliance with one of the financial covenants of the Facility at March 31, 2009. We entered into an amendment (the “Amendment”) to the Facility. Among other things, the Amendment amended the pricing grid contained in the definition of “Applicable Rate” set forth in the Facility to better reflect prevailing market rates applicable to loans extended under the financial tests set forth therein, amended the definition of “Commitment” to reduce the aggregate commitment of the lenders from $100 million to $75 million, amended the definition of EBITDA and EBITDAR as they relate to the financial covenants, waived compliance with one of the financial covenants for the fiscal quarter ended March 31, 2009, and amended one of the financial covenants for 2009.

Under the Facility, we may borrow U.S. dollars, euros, or other major traded currencies as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by our leverage ratio. A facility fee is charged even if no portion of the Facility is used. The Facility expires in October 2011.

There were no borrowings outstanding under the Facility at December 31, 2009 or 2008, nor were there any borrowings during the years ended December 31, 2009 and 2008. During 2009 and 2008, we were in compliance with the financial covenants of the Facility and no event of default existed.

Cash, cash equivalents and short-term investments.    Cash and cash equivalents at December 31, 2009 were $123.0 million, a decrease of $111.5 million compared to $234.5 million at December 31, 2008. We expect to pay approximately $47 million in bonuses in early 2010.

Certain reclassifications have been made to prior year financial information to conform to current year presentations, which have no effect on the Consolidated Statements of Operations for any prior periods presented.

Cash from operating activities.    In 2009, cash used in operating activities was $72.7 million, principally reflecting our net loss of $20.9 million, cash bonus payments and the associated payroll taxes of approximately $127 million and restructuring payments of $25.0 million.

In 2008, cash provided by operating activities was $51.3 million, principally reflecting our net income of $39.1 million and other non-cash charges offset by decreases in accrued expenses, income taxes recoverable and other assets and liabilities.

In 2007, cash provided by operating activities was $112.9 million, principally reflecting our net income plus an increase in bonus related accruals and other non-cash charges, less the payment of cash bonuses of approximately $98 million in March 2007.

Cash from investing activities.    Cash used in investing activities was $23.9 million in 2009, primarily due to acquisition earn-out payments of $12.8 million, the Ray & Berndtson Sp z o.o acquisition of $2.6 million, capital expenditures of $12.3 million and $1.3 million related to the second payment associated with our 2008 purchase of an equity method investment.

Cash used in investing activities was $6.6 million in 2008, primarily as a result of cash paid for acquisitions of $14.8 million, capital expenditures of $13.4 million, and purchases of cost and equity method investments of $2.8 million, offset by net proceeds from sales of short-term investments of $22.3 million and proceeds from the sale of a business of $1.6 million.

Cash provided by investing activities was $38.1 million in 2007, primarily as a result of net proceeds from sales and purchases of short-term investments of $51.1 million offset by capital expenditures of $8.0 million, $2.2 million for the purchase of a cost method investment, $1.3 million paid in connection with the acquisition of RentonJames and a $1.8 million increase in restricted cash.

Capital expenditures were $12.3 million, $13.4 million, and $8.0 million in 2009, 2008 and 2007, respectively. Capital expenditures in 2009 were primarily related to the consolidation and relocation of our New York and London offices and ongoing capital expenditures. We anticipate that our capital expenditures for 2010 will be approximately $25.5 million to $28.0 million, which primarily reflects office build outs in London, Chicago, Paris and Washington D.C. and investments in a new IT search system, as well as ongoing capital expenditures.

Cash from financing activities.    Cash used in financing activities in 2009 was $11.5 million primarily due to $9.3 million of quarterly cash dividends to shareholders and $3.4 million of payments for employee tax withholdings on equity transactions offset by $1.2 million of proceeds from stock options exercised during the year.

Cash used in financing activities in 2008 was $64.7 million primarily as a result of repurchasing $48.1 million of our common stock, $8.8 million of quarterly cash dividends to shareholders and $8.8 million of payments for employee tax withholdings on equity transactions offset by $0.9 million of proceeds from stock options exercised during the year.

Cash used in financing activities in 2007 was $47.7 million primarily as a result of the repurchase of $67.8 million of our common stock and $2.3 million of quarterly cash dividends to shareholders and $5.0 million of payments for employee tax withholdings on equity transactions, offset by $19.4 million of proceeds from stock options exercised during the year and $8.0 million of tax benefits associated with the exercise or vesting of equity awards.

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

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of December 31, 2008, we purchased 951,160 shares of our common stock under the February 2008 authorization for a total of $27.2 million. As of December 31, 2009 and 2008, $22.8 million remains available under this authorization.

Off-Balance Sheet Arrangements.    We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2009 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
Contractual obligations:	2010	2011	2012	2013	2014	Thereafter	Total
Office space and equipment lease obligations	$32.6	$23.9	$20.8	$17.5	$16.4	$94.0	$205.2
Accrued restructuring charges-severance	3.0	—	—	—	—	—	3.0
Asset retirement obligations (1)	2.2	0.1	0.1	0.2	—	0.5	3.1

Total	$37.8	$24.0	$20.9	$17.7	$16.4	$94.5	$211.3

(1)	Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2009. The obligations related to these employee benefit plans are described in Note 13, Employee Benefit Plans, and Note 14, Pension Plan and Life Insurance Contract. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $4.8 million as of January 1, 2009 and $4.5 million as of December 31, 2009, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Subsequent Developments

In January 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain contributions the United Kingdom had made to an Employee Benefit Trust (“EBT”). See Item 3, Legal Proceedings, for a discussion of the legal proceedings.

Application of Critical Accounting Policies and Estimates

General.    Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America (GAAP). Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Restructuring charges.    We account for restructuring charges by recognizing a liability at fair value when the costs are incurred.

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

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We establish reserves on uncertain tax return positions that do not meet the more likely than not recognition criteria. We evaluate these reserves each quarter and adjust the reserves and the related accrued interest in light of changing facts and circumstances regarding the uncertainty of realizing tax benefits, such as the ultimate settlement of tax audits or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax reserves.

Goodwill and other intangible assets.    We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of our reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology, with the assistance of an independent valuation firm.

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

Additionally, we review long-lived assets, such as property, equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

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

Stock-based compensation.    We measure our stock-based compensation costs based on the grant date fair value of the awards and recognize these costs in the financial statements over the requisite service period. We apply a forfeiture rate to our share-based awards that represents our best estimate of the amount of awards that will be forfeited. Our estimate is based on our historical experience and specific analysis. We review our forfeiture rate quarterly or whenever events or changes in circumstances indicate our estimate may need to be revised. Actual forfeitures could differ from our estimates due to changes in retention rates of our employee population.

Recently Adopted Financial Accounting Standards

On January 1, 2008, we adopted new accounting guidance on fair value measurements for certain financial assets and liabilities. This new guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 7, Fair Value Measurements, for additional information regarding our fair value measurements for financial assets and liabilities. On January 1, 2009, we adopted the new guidance for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities. The adoption on January 1, 2009 for non-financial assets and liabilities did not have a material impact on our financial condition or results of operations.

On January 1, 2009, we adopted new accounting guidance on business combinations. The new guidance requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of this new guidance impacted our accounting treatment for the Ray & Berndtson Sp. z o. o acquisition in 2009.

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

On June 30, 2009, we adopted new accounting guidance on subsequent event disclosure requirements, which establishes standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. The addition of these disclosure requirements did not have a material impact on our financial condition or results of operations. See Note 23, Subsequent Events, for the required disclosures.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162,” which we adopted on the effective date September 30, 2009. This issuance serves as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Upon adoption of the Codification, we eliminated all references to accounting standards issued prior to the effective date.

On December 31, 2009, we adopted new accounting guidance on employers’ disclosures about pensions and other post retirement benefits which provides guidance on an employers’ disclosures about plan assets of a defined benefit pension or other post-retirement plan. We are required to disclose additional information about how investment decisions are made, the major categories of plan assets and the fair-value techniques and inputs used to measure plan assets. The addition of these disclosure requirements did not have a material impact on our financial condition or results of operations. See Note 14, Pension Plan and Life Insurance Contract, for the required disclosures.

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2009 and 2008. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2009				2008
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share)
Revenue before reimbursements (net revenue)	$89,141	$93,115	$103,523	$109,872	$153,139	$169,518	$158,318	$134,929
Operating income (loss)	(32,380)	(11,553)	6,716	10,506	10,876	18,667	20,858	5,136
Income (loss) before income taxes	(32,617)	(14,912)	7,250	10,580	11,830	20,554	22,538	7,331
Provision for (benefit from) income taxes	(13,690)	855	2,842	1,202	4,762	7,810	8,559	2,048
Net income (loss)	(18,927)	(15,767)	4,408	9,378	7,068	12,744	13,979	5,283
Basic earnings (loss) per common share	(1.15)	(0.93)	0.26	0.55	0.41	0.75	0.85	0.32
Diluted earnings (loss) per common share	(1.15)	(0.93)	0.25	0.52	0.38	0.72	0.80	0.30
Cash dividends paid per share	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk.    With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2009 net loss by approximately $0.1 million. For financial information by geographic segment, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Chicago, Illinois

March 1, 2010

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$123,030	$234,531
Restricted cash	2,402	—
Accounts receivable, net	64,224	68,233
Other receivables	7,964	8,586
Prepaid expenses	15,916	18,191
Other current assets	1,693	1,788
Income taxes recoverable	15,649	9,935
Deferred income taxes	10,576	14,799

Total current assets	241,454	356,063

Non-current assets:
Property and equipment, net	26,092	28,172
Restricted cash	2,250	9,655
Assets designated for retirement and pension plans	25,502	24,973
Investments	10,417	12,594
Other non-current assets	6,843	8,532
Goodwill	109,010	101,234
Other intangible assets, net	8,636	13,543
Deferred income taxes	44,643	35,537

Total non-current assets	233,393	234,240

Total assets	$474,847	$590,303

Current liabilities:
Accounts payable	$5,948	$11,977
Accrued salaries and employee benefits	65,096	148,802
Other current liabilities	37,812	51,723
Income taxes payable	3,070	2,216
Deferred income taxes	1,867	906

Total current liabilities	113,793	215,624
Non-current liabilities:
Retirement and pension plans	31,687	27,503
Other non-current liabilities	38,476	40,648
Deferred income taxes	39	224

Total non-current liabilities	70,202	68,375

Total liabilities	183,995	283,999

Commitments and contingencies (Note 22)
	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2009 and 2008	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,072,517 and 16,369,640 shares outstanding at December 31, 2009 and 2008, respectively	196	196
Treasury stock at cost, 2,513,260 and 3,216,137 shares at December 31, 2009 and 2008, respectively	(86,419)	(110,838)
Additional paid in capital	260,256	273,731
Retained earnings	101,091	131,061
Accumulated other comprehensive income	15,728	12,154

Total stockholders’ equity	290,852	306,304

Total liabilities and stockholders’ equity	$474,847	$590,303

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Revenue before reimbursements (net revenue)	$395,651	$615,904	$619,654
Reimbursements	19,067	28,956	28,612

Total revenue	414,718	644,860	648,266
Operating expenses:
Salaries and employee benefits	281,545	435,306	418,952
General and administrative expenses	115,758	125,061	121,198
Reimbursed expenses	19,067	28,956	28,612
Restructuring and impairment charges	26,720	—	—
Other operating income	(1,661)	—	—

Total operating expenses	441,429	589,323	568,762

Operating income (loss)	(26,711)	55,537	79,504

Non-operating income (expense):
Interest income, net	1,201	5,103	8,035
Other, net	(4,189)	1,613	(404)

Net non-operating income (expense)	(2,988)	6,716	7,631

Income (loss) before income taxes	(29,699)	62,253	87,135
Provision for (benefit from) income taxes	(8,791)	23,179	30,672

Net income (loss)	$(20,908)	$39,074	$56,463

Basic weighted average common shares outstanding	16,901	16,747	17,854
Diluted weighted average common shares outstanding	16,901	17,727	18,984

Basic earnings (loss) per common share	$(1.24)	$2.33	$3.16
Diluted earnings (loss) per common share	$(1.24)	$2.20	$2.97
Cash dividends paid per share	$0.52	$0.52	$0.13

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	19,586	$196	1,841	$(59,295)	$261,179	$48,874	$12,751	$263,705
Net income	—	—	—	—	—	56,463	—	56,463
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—	236	236
Foreign currency translation adjustment	—	—	—	—	—	—	9,712	9,712
Pension adjustment, net of tax	—	—	—	—	—	—	1,865	1,865

Other comprehensive income	—	—	—	—	—	56,463	11,813	68,276

Adjustment for the adoption of FASB Interpretation No. 48	—	—	—	—	—	(167)	—	(167)
Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	7,524	—	—	7,524
Stock-based compensation	—	—	—	—	20,570	—	—	20,570
Exercise of stock options	—	—	(834)	29,139	(9,786)	—	—	19,353
Vesting of restricted stock units, net of tax withholdings	—	—	(301)	10,393	(15,334)	—	—	(4,941)
Purchases of treasury stock	—	—	1,615	(69,357)	—	—	—	(69,357)
Re-issuance of treasury stock	—	—	(7)	249	87	—	—	336
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,546)	—	(4,546)
Tax benefits related to stock-based compensation	—	—	—	—	9,047	—	—	9,047

Balance at December 31, 2007	19,586	$196	2,314	$(88,871)	$273,287	$100,624	$24,564	$309,800
Net income	—	—	—	—	—	39,074	—	39,074
Other comprehensive income:
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—	(1,746)	(1,746)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,819)	(10,819)
Pension adjustment, net of tax	—	—	—	—	—	—	155	155

Other comprehensive income:	—	—	—	—	—	39,074	(12,410)	26,664

Treasury and common stock transactions:
Issuance of restricted stock units previously classified as liabilities	—	—	—	—	10,536	—	—	10,536
Stock-based compensation	—	—	—	—	23,887	—	—	23,887
Exercise of stock options	—	—	(64)	2,369	(1,472)	—	—	897
Vesting of restricted stock units, net of tax withholdings	—	—	(571)	21,822	(30,584)	—	—	(8,762)
Purchases of treasury stock	—	—	1,546	(46,466)	—	—	—	(46,466)
Re-issuance of treasury stock	—	—	(9)	308	(70)	—	—	238
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(8,628)	—	(8,628)
Dividend equivalents on restricted stock units	—	—	—	—	—	(9)	—	(9)
Tax deficit related to stock-based compensation	—	—	—	—	(1,853)	—	—	(1,853)

Balance at December 31, 2008	19,586	$196	3,216	$(110,838)	$273,731	$131,061	$12,154	$306,304
Net loss	—	—	—	—	—	(20,908)	—	(20,908)
Other comprehensive loss:
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	1,336	1,336
Foreign currency translation adjustment	—	—	—	—	—	—	3,175	3,175
Pension adjustment, net of tax	—	—	—	—	—	—	(937)	(937)

Other comprehensive loss:	—	—	—	—	—	(20,908)	3,574	(17,334)

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	18,677	—	—	18,677
Exercise of stock options	—	—	(88)	3,072	(1,834)	—	—	1,238
Vesting of restricted stock units, net of tax withholdings	—	—	(595)	20,645	(24,034)	—	—	(3,389)
Re-issuance of treasury stock	—	—	(20)	702	(327)	—	—	375
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(8,860)	—	(8,860)
Dividend equivalents on restricted stock units	—	—	—	—	—	(202)	—	(202)
Tax deficit related to stock-based compensation	—	—	—	—	(5,957)	—	—	(5,957)

Balance at December 31, 2009	19,586	$196	2,513	$(86,419)	$260,256	$101,091	$15,728	$290,852

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(20,908)	$39,074	$56,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,265	10,544	11,279
Write-off of investment	2,977	—	—
Write-off of software development project	1,329	—	—
Deferred income taxes	(10,107)	11,960	(21,990)
Loss on sale of property and equipment	—	67	346
Net realized and unrealized (gains) losses on investments	2,054	(1,579)	337
Stock-based compensation expense	19,016	24,772	30,689
Other operating income	(1,661)	—	—
Impairment charge	4,080	—	1,029
Restructuring charges	22,640	—	—
Cash paid for restructuring charges	(25,020)	(2,841)	(3,294)
Other, net	—	—	(1,115)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	7,786	2,925	4,244
Accounts payable	(566)	(349)	(311)
Accrued expenses	(86,708)	(13,488)	41,765
Income taxes recoverable (payable), net	(4,848)	(10,061)	2,143
Retirement and pension plan assets and liabilities	2,097	(1,248)	(3,159)
Prepayments	4,397	(4,367)	(4,792)
Other assets and liabilities, net	(552)	(4,154)	(715)

Net cash provided by (used in) operating activities	(72,729)	51,255	112,919

Cash flows from investing activities:
Restricted cash	5,058	129	(1,840)
Acquisition of businesses, net of cash acquired	(15,453)	(14,801)	(1,277)
Capital expenditures	(12,274)	(13,402)	(7,998)
Purchases of cost and equity method investments	(1,300)	(2,812)	(2,172)
Proceeds from sales of equity securities	13	797	444
Payments to consultants related to sales of equity securities	(7)	(333)	(219)
Proceeds from sales of short-term investments	—	22,275	207,075
Purchases of short-term investments	—	—	(155,975)
Proceeds from sale of a business, net	—	1,559	—
Other, net	84	5	16

Net cash provided by (used in) investing activities	(23,879)	(6,583)	38,054

Cash flows from financing activities:
Proceeds from stock options exercised	1,238	897	19,353
Purchases of treasury stock	—	(48,071)	(67,752)
Excess tax benefits related to stock-based compensation	—	—	7,977
Cash dividends paid	(9,332)	(8,750)	(2,295)
Payment of employee tax withholdings from equity transactions	(3,386)	(8,764)	(4,978)

Net cash used in financing activities	(11,480)	(64,688)	(47,695)

Effect of foreign currency exchange rates on cash and cash equivalents	(3,413)	(6,033)	9,862

Net increase (decrease) in cash and cash equivalents	(111,501)	(26,049)	113,140
Cash and cash equivalents at beginning of period	234,531	260,580	147,440

Cash and cash equivalents at end of period	123,030	234,531	$260,580

Supplemental disclosures of cash flow information
Cash paid for—
Interest	$12	$58	$34
Income taxes, net	4,777	22,542	43,534
Supplemental schedule of noncash financing and investing activities
Unrealized gain (loss) on available-for-sale investments	$1,336	$(1,746)	$221

Beginning of period—Accrued treasury stock purchases	$—	$1,605	$—
Treasury stock purchases	—	46,466	69,357
Cash paid for treasury stock purchases	—	(48,071)	(67,752)

Accrued treasury stock purchases	$—	$—	$1,605

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

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries and have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges, and stock-based compensation. Given that global economies are undergoing a period of substantial uncertainty, estimates are subject to a greater degree of uncertainty, and actual results could differ from these estimates.

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

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2009, the Company had no significant concentrations of risk.

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

Investments

The Company’s investments consist primarily of available-for-sale investments within the U.S. non-qualified deferred compensation plan (the “Plan”), an equity method investment associated with the Company’s joint venture investment in JobKoo, and warrants for equity securities in client companies classified as derivative instruments, cost method investments or available-for-sale investments.

Available-for-sale investments are reported at fair value with changes in unrealized gains (losses) recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets until realized. Realized gains (losses) resulting from an employee’s termination from the Plan are recorded as a non-operating gain (loss) in the Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in which the Company has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has ownership interest in the voting stock of an investee of between 20% and 50%. The Company accounts for its ownership percentage as a non-operating gain (loss) in the Consolidated Statement of Operations.

The Company receives warrants for equity securities in client companies, in addition to the cash fee, for services rendered on some searches. Some warrants meet the definition of a derivative instrument while others are classified as cost method investments. Both investment classifications are initially recorded in the Consolidated Balance Sheets at their fair value, using a Black-Scholes model, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Bonus expense related to this net revenue is also recorded. Subsequent changes in the fair value of the warrants are accounted for depending on the classification of the warrants. Changes in warrants classified as derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses), whereas warrants classified as cost method investments are regularly reviewed for other-than-temporary declines in fair value. Any permanent declines in the fair value of these warrants are recorded in the Consolidated Statements of Operations as realized losses, net of the consultants’ share of the losses.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring Charges

The Company accounts for restructuring charges by recognizing a liability at fair value when the costs are incurred.

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Consolidated Statements of Operations.

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

In 2007, a portion of consultant and management bonuses were paid in the form of restricted stock units that vest ratably over a three-year period from the date of grant in March 2008. The amount paid in the form of restricted stock units varied between 10% and 20% (plus a premium of 10% on the restricted stock units received) depending on the employee’s level or position. Compensation expense related to these awards, which require satisfaction of both service and performance conditions is recognized using a graded vesting attribution method over the requisite service period which began on January 1, 2007 and continues through the final vesting date of March 2011.

In 2008, the Company changed the deferral arrangement of bonuses for consultants and management globally. The portion of the bonus previously deferred into restricted stock units was changed into deferred cash, which is paid ratably over a three-year period. A premium of 10% was applied to the bonus amount deferred in 2008. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2008, began on January 1, 2008 and will continue through the final payment date in March 2012. For 2008, the deferral date was in the first quarter of 2009.

In 2009, the Company continued with the bonus cash deferral arrangement for consultants only but did not apply a premium to the amount deferred in 2009. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2009, began on January 1, 2009 and will continue through the final payment date in March 2013. For 2009, the deferral date is in the first quarter of 2010. These amounts are recorded in accrued salaries and employee benefits and other non-current liabilities in the Consolidated Balance Sheets. The Company will continue to grant restricted stock units under other existing programs.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair value of the award at grant date and recognizes compensation expense over the requisite service period.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consultants’ Share of Gains Related to Warrant Monetizations

Historically, the Company’s policy with respect to warrants was that 55% of the net proceeds resulting from the monetizations of warrants was payable to the consultants involved in the search. For warrants received by the Company after April 1, 2005, the portion of the net proceeds payable to consultants was reduced from 55% to 50% and is limited to $10 million per monetization. In addition, of the 50% of the net proceeds retained by the Company, 20% (or 10% of the total net proceeds) will be reserved for discretionary distributions to the broader employee population.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect.

Translation of Foreign Currencies

The Company generally designates the local currency for all its subsidiaries as the functional currency. The Company translates the assets and liabilities of its subsidiaries into U.S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at a monthly average exchange rate for the period. Translation adjustments are reported as a component of accumulated other comprehensive income.

Recently Adopted Financial Accounting Standards

On January 1, 2008, the Company adopted new accounting guidance on fair value measurements for certain financial assets and liabilities. This new guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 7, Fair Value Measurements, for additional information regarding the Company’s fair value measurements for financial assets and liabilities. On January 1, 2009, the Company adopted the new guidance for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities. The adoption on January 1, 2009 for non-financial assets and liabilities did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted new accounting guidance on business combinations. The new guidance requires that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair values as of the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date,

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded against income tax expense. The adoption of this new guidance impacted the Company’s accounting treatment for the Ray & Berndtson Sp. z o. o acquisition in 2009.

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

On June 30, 2009, the Company adopted new accounting guidance on subsequent event disclosure requirements, which establishes standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. The addition of these disclosure requirements did not have a material impact on the Company’s financial condition or results of operations. See Note 23, Subsequent Events, for the required disclosures.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which the Company adopted on the effective date September 30, 2009. This issuance serves as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Upon adoption of the Codification, the Company eliminated all references to accounting standards issued prior to the effective date.

On December 31, 2009, the Company adopted new accounting guidance on employers’ disclosures about pensions and other post retirement benefits which provides guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The Company is required to disclose additional information about how investment decisions are made, the major categories of plan assets and the fair-value techniques and inputs used to measure plan assets. The addition of these disclosure requirements did not have a material impact on the Company’s financial condition or results of operations. See Note 14, Pension Plan and Life Insurance Contract.

3. Allowance for Doubtful Accounts

The following table summarizes the activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2009	2008	2007
Balance at January 1,	$5,808	$4,262	$4,603
Provision charged to income	1,006	3,338	1,047
Write-offs	(1,729)	(1,954)	(1,133)
Currency	(231)	162	(255)

Balance at December 31,	$4,854	$5,808	$4,262

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and equipment

The components of the Company’s property and equipment at December 31, are as follows:

	2009	2008
Leasehold improvements	$41,125	$36,630
Office furniture, fixtures and equipment	25,328	24,975
Computer equipment and software	30,741	41,948

Property and equipment, gross	97,194	103,553
Accumulated depreciation	(71,102)	(75,381)

Property and equipment, net	$26,092	$28,172

5. Restricted Cash

The Company had restricted cash of $4.7 million and $9.6 million at December 31, 2009 and 2008, respectively, of which $2.4 million was classified as current at December 31, 2009.

The restricted cash consists of deposits and interest of $2.4 million and $8.3 million at December 31, 2009 and 2008, respectively, in a U.S. dollar bank account pledged in support of a bank guarantee related to a tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is adjusted quarterly. The bank guarantee is determined based upon the tax audit assessment plus future accrued interest on that assessment amount. See Note 22, Commitments and Contingencies, for a discussion of the tax audit.

Based on the restrictions of the use of the pledged cash and the terms of the guarantee, which require that it be reviewed annually until the results of the tax audit are settled, the Company has reported these funds as restricted cash on the Consolidated Balance Sheets as of December 31, 2009 and 2008.

The restricted cash balance also includes $2.3 million and $1.3 million at December 31, 2009 and 2008, respectively, of restricted cash in support of lease guarantees and deposits. In accordance with the terms of the lease agreements, the cash balances are restricted through the terms of the lease agreements, which extend through 2019.

6. Investments

The components of the Company’s investments at December 31, are as follows:

	2009	2008
U.S. non-qualified deferred compensation plan	$6,813	$5,262
JobKoo	2,763	3,306
VisualCV, Inc.	—	2,977
Warrants and equity securities	841	1,049

Total	$10,417	$12,594

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $6.4 million and $6.2 million as of December 31, 2009 and 2008, respectively. The Company’s joint venture investment in JobKoo is accounted for as an equity method investment. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, the Company wrote-off its investment in VisualCV, Inc. of $3.0 million. VisualCV, Inc. is a start-up company that developed a unique, web-based approach to creating and sharing internet-based resources. The write-off of this investment is included in non-operating expense—other, net on the Consolidated Statement of Operations for the year ended December 31, 2009.

7. Fair Value Measurements

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2009 and 2008 based upon the short-term nature of the assets and liabilities.

8. Other Non-current Assets

At December 31, 2009 and 2008, the Company had $6.8 million and $8.5 million of other non-current assets, respectively. Other non-current assets consist of $2.4 million of prepaid rent and $4.4 million of deferred compensation as of December 31, 2009 and $4.3 million of prepaid rent and $4.2 million of deferred compensation as of December 31, 2008.

9. Acquisitions

Highland Partners

In October 2006, the Company acquired Highland Partners, a leading retained executive search boutique and a division of Hudson Highland Group, Inc., through an asset purchase funded from existing cash for $36.0 million including $1.2 million of capitalized acquisition costs, less a $1.8 million working capital adjustment. As part of the purchase price, the Company acquired $13.3 million of assets and assumed $15.6 million of liabilities. The Company also recorded $12.8 million of identifiable intangible assets and $25.4 million of goodwill. Hudson Highland Group, Inc. was eligible to receive up to $15 million in earnout payments based on the acquired consultants achieving certain revenue metrics in 2007 and 2008, which it fully achieved, resulting in a total purchase price of $51.0 million. The Company paid $3.4 million of the earnout in 2008 and the remaining $11.6 million in 2009.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RentonJames

In January 2007, the Company acquired RentonJames, a privately held executive search and leadership consultancy boutique based in New Zealand for a total cash payment of $1.2 million, which was funded from existing cash. The previous owners of RentonJames, who are now Heidrick & Struggles employees, were eligible to receive earnout payments up to 3.8 million New Zealand dollars based on the achievement of certain revenue metrics in 2007, 2008 and 2009, which it fully achieved in 2008, resulting in a total purchase price of $4.0 million. The Company paid 1.7 million New Zealand dollars (equivalent to $1.3 million at December 31, 2009) of the earnout in 2008 and 2.1 million New Zealand dollars (equivalent to $1.2 million at December 31, 2009) of the earnout in 2009.

Advantage Recruitment (Thailand) Ltd.

In January 2008, the Company acquired Advantage Recruitment (Thailand) Ltd. (“Advantage Recruitment”) pursuant to an asset purchase for $0.2 million, which was funded from existing cash. The Company recorded $0.2 million of goodwill related to the acquisition. The previous owner, who is now a Heidrick & Struggles employee, was eligible to receive earnout payments up to $0.2 million based on the achievement of certain revenue metrics in 2008 and 2009. The 2008 and 2009 revenue metrics were not achieved resulting in no additional earnout payments.

Schwab Enterprise, LLC

In April 2008, the Company acquired Schwab Enterprise, LLC (“Schwab”), an executive search boutique firm in the United States, specializing in the hedge fund sector for $1.6 million plus $0.1 million of capitalized acquisition costs pursuant to a stock purchase, which was funded from existing cash. In July 2008, the Company paid an additional $0.2 million related to the final working capital settlement. As part of the purchase price, the Company acquired $0.5 million of assets and assumed $0.2 million of liabilities. The Company also recorded $0.3 million of identifiable intangible assets and $1.4 million of goodwill. The previous owners of Schwab, who are now Heidrick & Struggles employees, are eligible to receive earnout payments of up to $4.2 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $6.0 million. The 2009 revenue metrics were not achieved; thus, the Company has not accrued a liability for the earnout as of December 31, 2009.

IronHill Partners, LLC

In May 2008, the Company acquired IronHill Partners, LLC (“IronHill”), an executive search boutique firm in the United States, specializing in the venture capital sector with a particular focus on technology companies, for $4.5 million plus $0.2 million of capitalized acquisition costs pursuant to an asset purchase, which was funded from existing cash. In July 2008, the Company paid an additional $0.1 million related to the final working capital settlement. As part of the purchase price, the Company acquired $1.2 million of assets and assumed $0.4 million of liabilities. The Company also recorded $0.5 million of identifiable intangible assets and $3.6 million of goodwill. The previous owners of IronHill, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to $4.4 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $9.0 million. The 2009 revenue metrics were not achieved; thus, the Company has not accrued a liability for the earnout as of December 31, 2009.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

75 Search Partners, LLC

In August 2008, the Company acquired 75 Search Partners, LLC (“75 Search”), an executive search boutique firm in the United States, specializing in the asset management sector for $3.2 million pursuant to an asset purchase, which was funded from existing cash. In addition, the Company recorded $0.3 million of identifiable intangible assets and $2.9 million of goodwill. The previous owners of 75 Search, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to $2.8 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011 such that total cash consideration paid to the sellers will not exceed $6.0 million. The 2009 revenue metrics were not achieved; thus, the Company has not accrued a liability for the earnout as of December 31, 2009.

Ray & Berndtson Sp. z o. o

In February 2009, the Company acquired Ray & Berndtson Sp. z o. o, a retained executive search firm in Warsaw, Poland, for $2.7 million of initial consideration, pursuant to a stock purchase, which was funded from existing cash. The previous owners of Ray & Berndtson Sp. z o. o, who are now employees of Heidrick & Struggles, are eligible to receive earnout payments of up to €3.0 million (equivalent to $4.3 million at December 31, 2009) based on the achievement of certain revenue metrics in 2009, 2010, and 2011, provided that the total cash consideration paid to the sellers will not exceed €5.0 million (equivalent to $7.2 million at December 31, 2009). As a result, the Company accrued €1.8 million (equivalent to $2.6 million at December 31, 2009) representing the estimated fair value of the future earnout payments as of the acquisition date. Additionally, the Company recorded $4.2 million of goodwill, $0.7 million of identifiable intangible assets, $0.3 million of assets and assumed $0.1 million of liabilities.

As a result of significantly lower than expected 2009 revenue production from the consultants acquired and uncertainty regarding future performance, the Company performed a fair value assessment of the future earnout payments. This assessment resulted in a €1.1 million (equivalent to $1.7 million at December 31, 2009) reduction to the original earnout accrual. Under the acquisition method of accounting for business combinations, the Company recognized the fair value adjustment as other operating income in the Consolidated Statement of Operations. Additionally, the deterioration in business performance triggered a review of the client relationship intangible assets associated with this acquisition, resulting in an impairment charge in the European region of $0.2 million.

The 2007 and 2008 acquisitions were accounted for using the purchase method of accounting and the 2009 acquisition was accounted for using the acquisition method of accounting for business combinations. The results of operations of these entities have been included in the consolidated financial statements since their respective acquisition dates. Additionally, none of these acquisitions are considered material to the Company, and, therefore, pro-forma information has not been presented.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008 were as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2007	$59,341	$20,409	$4,467	$84,217
Acquisitions:
Advantage Recruitment	—	—	171	171
Schwab	1,362	—	—	1,362
IronHill	3,615	—	—	3,615
75 Search	2,974	—	—	2,974
Earnouts:
Highland Partners	11,348	38	239	11,625
RentonJames, net	—	—	483	483
Exchange rate fluctuations	(584)	(1,948)	(681)	(3,213)

Balance at December 31, 2008	78,056	18,499	4,679	101,234
Ray & Berndtson Sp.z o.o acquisition	—	4,156	—	4,156
RentonJames earnout adjustment	—	—	394	394
IronHill acquisition adjustment	108	—	—	108
Exchange rate fluctuations	591	1,615	912	3,118

Balance at December 31, 2009	$78,755	$24,270	$5,985	$109,010

During the 2009 fourth quarter, the Company with the assistance of an independent valuation firm, conducted its annual goodwill impairment evaluation. The Company uses discounted cash flow and comparable company methodologies to estimate the fair value of its reporting units. The significant assumptions and estimates in the discounted cash flow methodology include the historical and projected performance of the Company’s reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of the Company’s reporting units.

This impairment evaluation indicated that the fair value of each of the Company’s reporting units exceeded its carrying amount. As a result, an impairment charge was not recorded. The estimated fair value of the Americas and Asia Pacific reporting units were significantly in excess of their net asset carrying values. The estimated fair value of the European reporting unit exceeded its net asset carrying value by approximately 20%. However, given the current market conditions and continued economic uncertainty, the fair value of the European reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. The Company continues to monitor potential triggering events including changes in the business climate in which it operates, the current volatility in the capital markets, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance, specifically in relation to the European reporting unit. Any changes in these factors could result in an impairment charge.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, were as follows:

		2009			2008
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.6	$19,251	$(11,513)	$7,738	$22,512	$(10,275)	$12,237
Candidate database	6.0	1,800	(975)	825	1,800	(675)	1,125
Other	4.7	322	(249)	73	316	(135)	181

Total intangible assets	13.8	$21,373	$(12,737)	$8,636	$24,628	$(11,085)	$13,543

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

During 2009, the Company recorded $0.7 million of intangible assets in conjunction with the acquisition of Ray and Berndtson Sp. z o. o, consisting entirely of client relationships amortized over 11 years. Additionally, the deterioration in business performance from the consultants acquired in the acquisition triggered a review of the client relationship intangible asset associated with this acquisition, resulting in an impairment charge in the European region of $0.2 million. See Note 9, Acquisitions.

As a result of the Company’s workforce reductions in January and May 2009 and continued business and economic uncertainty, during 2009, the Company performed an analysis of the remaining client relationship intangible asset associated with its 2006 acquisition of Highland Partners. The analysis was conducted in accordance with accounting guidance on fair value assumptions regarding the highest and best use of the asset by market participants in the context of the executive search business. Based on this analysis, the Company recorded an impairment charge related to the Americas region of $3.8 million. See Note 18, Restructuring and Impairment Charges.

Intangible amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $2.2 million and $2.4 million respectively. The estimated intangible amortization expense is approximately $1.4 million for fiscal year 2010, $1.3 million for fiscal year 2011, $1.2 million for fiscal year 2012, $0.9 million for fiscal year 2013, and $0.9 million for fiscal year 2014. These amounts are based on intangible assets recorded as of December 31, 2009 and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Other Current and Non-Current Liabilities

The components of other current liabilities at December 31, are as follows:

	2009	2008
Deferred revenue	$17,228	$15,782
Premise related costs	3,415	1,671
Restructuring charges	3,043	2,280
Sales and value-added taxes	2,699	2,212
Dividend payable	2,220	2,129
Earnout payments	929	12,428
Retention bonuses	—	5,400
Other	8,278	9,821

Total other current liabilities	$37,812	$51,723

The components of other non-current liabilities at December 31, are as follows:

	2009	2008
Accrued salaries and employee benefits	$21,345	$24,224
Premise related costs	12,228	8,209
Other	4,903	8,215

Total other non-current liabilities	$38,476	$40,648

12. Line of Credit

Since October 2006, the Company has had a committed unsecured revolving credit facility (the “Facility”). As a result of the restructuring charge recorded in the first quarter of 2009, the Company was not in compliance with one of the financial covenants of the Facility at March 31, 2009. The Company entered into an amendment (the “Amendment”) to the Facility. Among other things, the Amendment amended the pricing grid contained in the definition of “Applicable Rate” set forth in the Facility to better reflect prevailing market rates applicable to loans extended under the financial tests set forth therein, amended the definition of “Commitment” to reduce the aggregate commitment of the lenders from $100 million to $75 million, amended the definition of EBITDA and EBITDAR as they relate to the financial covenants, waived compliance with one of the financial covenants for the fiscal quarter ended March 31, 2009, and amended one of the financial covenants for 2009.

Under the Facility, the Company may borrow U.S. dollars, euros, or other major traded currencies as agreed by the banks. Borrowings under the Facility bear interest at the existing Alternate Base Rate or LIBOR plus a spread as determined by the Company’s leverage ratio. A facility fee is charged even if no portion of the Facility is used. The Facility expires in October 2011.

There were no borrowings outstanding under the Facility at December 31, 2009 or 2008, nor were there any borrowings during the years ended December 31, 2009 and 2008. During 2009 and 2008, the Company was in compliance with the financial covenants of the Facility and no event of default existed.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Plan also allows for higher limitations if an employee is age 50 or older. The Company suspended its employer matching contribution for the year ended December 31, 2009 and matched employee contributions on a dollar for dollar basis per participant up to the greater of $4,000 or 3% of eligible compensation and the greater of $3,500 or 2.5% of eligible compensation per participant for the years ended December 31, 2008 and 2007, respectively. Employees are eligible for the Company match after satisfying a one year service requirement provided that they are working on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2009, 2008 and 2007. The Company match expense for the years ended December 31, 2009, 2008 and 2007 was zero, $2.2 million and $1.8 million, respectively.

Through September 30, 2004, the Plan allowed participants the option of having their account balances or portions thereof invested in the Company’s common stock. As of October 1, 2004, participants were no longer allowed the option of purchasing the Company’s common stock under the Plan. However, those participants who held the Company’s common stock were allowed to maintain their shares. At December 31, 2009 and 2008, the Plan held 267,133 and 268,452 shares, respectively, of the Company’s common stock.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, including a Company stock fund. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2009 and 2008, all deferrals in the U.S. Plan were funded. In addition to the U.S. Plan, there is a $0.6 million carry over balance from a previous plan, which is fully accrued as of December 31, 2009. As of December 31, 2009 and 2008, the compensation deferred in the U.S. Plan was $5.8 million and $4.5 million, respectively. The assets and liabilities of this plan are included in the Consolidated Balance Sheets at December 31, 2009 and 2008.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles, including a Company stock fund. As of December 31, 2009 and 2008, the total amounts deferred under the plan were $1.0 million and $0.8 million, respectively, all of which was funded.

14. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts depending on the function and the eligible years of service of the employee.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company recorded an increase in retirement and pension plan liabilities of $1.4 million, a decrease in accumulated other comprehensive income of $0.9 million and a decrease in non-current deferred tax assets of $0.5 million, respectively, as compared to December 31, 2008.

The following tables reconcile the benefit obligation for the pension plan:

	2009	2008
Benefit obligation at January 1,	$22,980	$25,206
Service cost	126	138
Interest cost	1,280	1,287
Actuarial gain (loss)	701	(1,203)
Benefits paid	(1,348)	(1,426)
Cumulative translation adjustment	591	(1,022)

Benefit obligation at December 31,	$24,330	$22,980

The amounts recognized in the Consolidated Balance Sheets at December 31, are as follows:

	2009	2008
Current liabilities	$1,391	$1,358
Noncurrent liabilities	22,939	21,622

Total	$24,330	$22,980

The accumulated benefit obligation at December 31, 2009 and 2008 was $24.2 million and $22.9 million, respectively.

The components of and assumptions used to determine the net periodic benefit cost as of December 31, are as follows:

	2009	2008	2007
Net period benefit cost:
Service cost	$126	$138	$144
Interest cost	1,280	1,287	1,115
Amortization of net gain	(880)	(666)	(124)

Net periodic benefit cost	$525	$759	$1,135

Weighted average assumptions:
Discount rate (1)	5.75%	5.20%	4.35%
Rate of compensation increase	1.75%	1.75%	1.75%

Assumptions to determine the Company’s benefit obligation as of December 31, are as follows:

	2009	2008	2007
Discount rate (1)	5.25%	5.75%	5.20%
Rate of compensation increase	1.75%	1.75%	1.75%
Measurement date	12/31/09	12/31/08	12/31/07

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts in accumulated other comprehensive income as of December 31, 2009 and 2008 that had not yet been recognized as components of net periodic benefit cost were $5.0 million and $6.5 million, respectively. Accumulated other comprehensive income as of December 31, 2009, includes $0.7 million that is expected to be recognized as a component of net periodic benefit cost in 2010.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority supervises the insurance companies and the reinsurance contracts and requires each to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured within group insurance contracts with Victoria Lebensversicherung AG which are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs. The fair value at December 31, 2009 and 2008 was $26.9 million and $26.3 million, respectively. The expected contribution to be paid into the plan in 2010 is $1.4 million.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2009 and 2008, as a component of other current assets and assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years ended December 31, and in the aggregate for the five years thereafter are as follows:

2010	$1,391
2011	1,507
2012	1,517
2013	1,527
2014	1,835
2015 through 2019	9,149

15. Stock-Based Compensation

GlobalShare Program

On May 24, 2007, the stockholders of the Company approved the 2007 Heidrick & Struggles GlobalShare Program (the “Plan”) at the Company’s Annual Meeting of Stockholders. The Plan had previously been approved by the Board of Directors of the Company on April 16, 2007, subject to approval of the stockholders of the Company.

The Plan, administered by the Human Resources and Compensation Committee of the Board of Directors, reflects the merger of the Company’s prior stock-based plans, GlobalShare Program I and GlobalShare Program II. The Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and other stock-based awards that are valued based upon the fair market value of shares. These awards may be granted to directors, selected employees and independent contractors. Awards are paid in shares, but may be paid in cash. No incentive option can have a term greater than ten years and the option price per share of common stock cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant.

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

The total number of restricted stock units and performance stock units and the underlying shares of the Company’s common stock that may be issued or delivered under the Plan is determined by the Human Resources and Compensation Committee of the Board of Directors on an annual basis.

The Company has the ability to settle equity awards by issuing shares held in treasury or through the issuance of authorized but unissued common stock.

The Plan provides that no awards can be granted after May 31, 2011.

A summary of information with respect to stock-based compensation for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Total stock-based compensation expense included in net income	$19,016	$24,772	$30,689
Income tax benefit related to stock-based compensation included in net income	7,606	9,909	11,969

As of December 31, 2009, there was $12.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock, performance stock and non-qualified stock options, which is expected to be recognized over a weighted average of 1.5 years.

Restricted Stock Units

The restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of both service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the years ended December 31, 2009, 2008 and 2007:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2006	1,372,186	$33.99
Granted	869,583	46.34
Vested and converted to common stock	(410,620)	33.20
Forfeited	(196,413)	38.36

Outstanding on December 31, 2007	1,634,736	40.23
Granted	1,203,334	33.04
Vested and converted to common stock	(816,976)	38.62
Forfeited	(140,375)	38.28

Outstanding on December 31, 2008	1,880,719	36.48
Granted	314,738	14.56
Vested and converted to common stock	(818,768)	37.09
Forfeited	(162,169)	33.92

Outstanding on December 31, 2009	1,214,520	30.73

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, there was $10.6 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.5 years.

Performance Stock Units

During 2009, the Company issued 104,023 performance stock units with an average grant date fair value of $17.85 per share, which are subject to cliff vesting at the end of the three year vesting period. The actual shares issued upon vesting will vary between 0%—175% of the performance stock units granted based on the Company’s total shareholder return relative to its prescribed peer group over the 3 year service period. The performance stock units are expensed on a straight-line basis over the 3 year vesting period. As of December 31, 2009, all 104,023 performance stock units were outstanding, and there was $1.1 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

Non-qualified Stock Options

Stock options granted under the Plan have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options under the Plan are generally subject to ratable vesting over a 3 year period, and compensation expense is recognized on a straight-line basis over the vesting period.

Non-qualified stock option activity for the years ended December 31, 2009, 2008 and 2007:

	Number of Non-qualified Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2006	1,527,370	$25.44	2.7	$20,514
Granted	80,250	47.38
Exercised	(832,711)	23.16
Expired	(6,824)	34.97
Forfeited	(53,190)	26.91

Outstanding on December 31, 2007	714,895	30.35	2.4	10,395
Granted	149,452	33.37
Exercised	(64,299)	13.95
Expired	(41,260)	36.43
Forfeited	(20,835)	41.78

Outstanding on December 31, 2008	737,953	31.72	3.0	10,947
Granted	—	—
Exercised	(88,412)	14.00
Expired	(125,814)	24.23
Forfeited	(13,727)	39.45

Outstanding on December 31, 2009	510,000	36.44	3.0	8,505

Exercisable on December 31, 2007	507,855	$28.72	2.1	$7,798
Exercisable on December 31, 2008	533,664	30.13	1.3	8,686
Exercisable on December 31, 2009	400,532	36.73	1.8	7,319

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about non-qualified stock options at December 31, 2009 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$28.65 to $33.79	192,576	6.3	$33.14	98,859	$32.94
$35.13 to $40.73	273,174	0.8	36.86	272,174	36.86
$46.86 to $48.45	44,250	2.2	48.20	29,499	48.20

$28.65 to $48.45	510,000	3.0	$36.44	400,532	$36.73

As of December 31, 2009, there was $0.7 million of pre-tax unrecognized compensation expense related to unvested non-qualified stock options, which is expected to be recognized over a weighted average of 0.7 years.

	Year Ended December 31,
	2009	2008	2007
Weighted average grant date fair value of stock options granted	$—	$10.37	$13.61
Total grant date fair value of stock options vested (in 000’s)	914	1,561	2,733
Total intrinsic value of stock options exercised (in 000’s)	257	1,111	20,372

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions.

	Year Ended December 31,
	2009	2008	2007
Expected life (in years) (1)	—	4.7	3.3
Risk-free interest rate	—	2.5%	4.7%
Expected volatility	—	37.7%	31.7%
Expected dividend yield (2)	—	1.5%	0%

(1)	There were no options granted during 2009. Options granted during 2008 have a contractual term of 10 years, and options granted during 2007 have a contractual term of 5 years.

(2)	Options granted during 2007 were granted prior to the Company’s initiation of a cash dividend in September 2007, thus the expected dividend yield on the date of grant was 0%.

The expected option life input is based on a forward-looking stock price Monte Carlo simulation model incorporating the Company’s historical exercise data and projected post-vest turnover rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected option life. The expected volatility is based on a simple average of the historical volatility of the Company’s stock corresponding to the expected life of the option and the implied volatility provided by its traded options.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses and unrealized gains and losses on available-for-sale investments and pension adjustments, net of tax, as components of comprehensive income (loss).

	Years Ended December 31,
	2009	2008	2007
Comprehensive Income (loss):
Net income (loss)	$(20,908)	$39,074	$56,463
Change in foreign currency translation adjustment	3,175	(10,819)	9,712
Change in unrealized gain (loss) on available-for-sale investments, net of tax	1,336	(1,746)	236
Pension adjustment, net of tax	(937)	155	1,865

Total comprehensive income (loss)	$(17,334)	$26,664	$68,276

The Company did not record any tax impact in 2009 or 2008 and recorded a $15,000 tax benefit in 2007 related to the unrealized gain (loss) on available-for-sale investments. The Company recorded a deferred tax benefit of $0.5 million in 2009 and a deferred tax liability of $0.1 million in 2008 related to the pension adjustment.

	December 31,
	2009	2008
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	$12,496	$9,321
Net unrealized gain (loss) on available-for-sale investments, net of tax	(37)	(1,373)
Pension adjustment, net of tax	3,269	4,206

Total accumulated other comprehensive income (loss)	$15,728	$12,154

17. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per share, and the shares used in the computation, for the years ended December 31, are as follows:

	2009	2008	2007
Net income (loss)	$(20,908)	$39,074	$56,463
Weighted average common shares outstanding	16,901	16,747	17,854
Dilutive common shares	—	980	1,130

Weighted average diluted common shares outstanding	16,901	17,727	18,984

Basic earnings (loss) per common share	$(1.24)	$2.33	$3.16
Diluted earnings (loss) per common share	$(1.24)	$2.20	$2.97

Options to purchase 0.5 million, 0.6 million and 0.2 million shares of common stock that were outstanding during 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the exercise prices of these options were greater than the average market price of common shares. Additionally, approximately 0.8 million dilutive common shares were excluded from the computation of the loss per common share for the year ended December 31, 2009 due to the Company’s net loss position.

18. Restructuring and Impairment Charges

Restructuring Charges

In 2009, the Company recorded restructuring charges of $22.9 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in the Company’s workforce of 363 employees globally and included 75 executive search consultants. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Corporate. Additionally, during 2009 the Company recorded an adjustment of $0.3 million in Europe related to a previously restructured office.

The accrued restructuring charges as of December 31, 2009 consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms, reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at December 31, 2009 will be $3.0 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016. These balances, respectively, are included within other current and non-current liabilities in the Consolidated Balance Sheet at December 31, 2009.

Impairment Charges

As a result of the Company’s workforce reductions in January and May 2009 and continued business and economic uncertainty, during 2009, the Company performed an evaluation of the remaining client relationship intangible asset associated with its 2006 acquisition of Highland Partners. Based on this analysis, the Company recorded an impairment charge related to the Americas region of $3.8 million in 2009. See Note 10, Goodwill and Other Intangible Assets.

The deterioration in business performance from the consultants acquired in the Ray and Berndtson Sp. z o. o acquisition triggered a review of the associated client relationship intangible assets, resulting in an impairment charge in the European region of $0.2 million. See Note 10, Goodwill and Other Intangible Assets.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below outlines the restructuring and impairment charges along with related cash payments for each of the years in the three-year period ended December 31, 2009:

	Restructuring
	Employee Related	Office Related	Impairment	Total
Accrual balance at December 31, 2006	$470	$12,244	$—	$12,714
Cash payments	(470)	(2,824)	—	(3,294)
Exchange rate fluctuations	—	128	—	128

Accrual balance at December 31, 2007	—	9,548	—	9,548
Cash payments	—	(2,841)	—	(2,841)
Exchange rate fluctuations	—	(954)	—	(954)

Accrual balance at December 31, 2008	—	5,753	—	5,753
Restructuring and impairment charges	22,901	(261)	4,080	26,720
Cash payments	(22,031)	(2,989)	—	(25,020)
Non cash write-offs	455	—	(4,080)	(3,625)
Exchange rate fluctuations	202	238	—	440

Accrual balance at December 31, 2009	$1,527	$2,741	$—	$4,268

19. Income Taxes

The sources of income (loss) before income taxes for the years ended December 31, are as follows:

	2009	2008	2007
United States	$(18,226)	$27,162	$47,867
Foreign	(11,473)	35,091	39,268

Income (loss) before income taxes	$(29,699)	$62,253	$87,135

The provision for (benefit from )income taxes for the years ended December 31, is as follows:

	2009	2008	2007
Current—
Federal	$(3,397)	$2,825	$28,592
State and local	258	1,690	4,472
Foreign	3,643	9,762	19,688
Deferred	(9,295)	8,902	(22,080)

Total provision for (benefit from) income taxes	$(8,791)	$23,179	$30,672

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for (benefit from) income taxes for the years ended December 31, to income taxes at the statutory U.S. federal income tax rate of 35.0% is as follows:

	2009	2008	2007
Income tax provision (benefit) at the statutory U.S. federal rate	$(10,395)	$21,789	$30,497
State income tax provision (benefit), net of federal tax benefit	(828)	1,292	2,914
Nondeductible expenses	428	4,007	2,690
Foreign tax higher (lower) than U.S. (includes changes in foreign valuation allowance)	1,625	(2,347)	279
Change in U.S. valuation allowance	1,436	—	(7,336)
Impact from U.S. branch incorporations in the United Kingdom and Japan	—	—	1,701
U.S. tax (benefit) on foreign dividends	(991)	(12)	(43)
Other, net	(66)	(1,550)	(30)

Total provision for (benefit from) income taxes	$(8,791)	$23,179	$30,672

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities at December 31, are attributable to the following components:

	2009	2008
Deferred tax assets attributable to:
Receivable allowances	$1,646	$1,993
Accrued vacation	1,929	2,216
Accrued bonuses	6,249	11,603
Liability for nonqualified retirement plans	5,913	5,529
Accrued compensation—restricted stock units	7,408	11,974
Accrued rent	4,496	3,885
Depreciation on property and equipment	170	2,191
Foreign net operating loss carryforwards	14,483	6,428
Goodwill	533	1,110
Accrued restructuring charges	674	1,133
Deferred compensation	10,554	6,684
Foreign tax credit carryforwards	20,630	12,376
U.S. state net operating loss carryforwards	684	—
U.S. capital loss carryforward	1,436	—
Other accrued expenses	3,147	2,368

Deferred tax assets, before valuation allowance	79,952	69,490

Deferred tax liabilities attributable to:
Unrealized gain on equity and warrant portfolio	(842)	(879)
Prepaid expenses	(525)	(534)
Goodwill	(3,480)	(3,417)
Deferred revenue	(985)	(1,979)
Other	(4,911)	(5,303)

Deferred tax liabilities	(10,743)	(12,112)

Valuation allowance	(15,896)	(8,172)

Net deferred tax assets	$53,313	$49,206

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance.

The valuation allowance increased from $8.2 million at December 31, 2008 to $15.9 million at December 31, 2009. The valuation allowance at December 31, 2009 was related to U.S. capital loss carryforwards, certain foreign deferred tax assets and foreign net operating loss carryforwards. The Company intends to maintain these valuation allowances until sufficient positive evidence exists to support their reversal.

At December 31, 2009, the Company had net operating loss carryforwards of $47.5 million and $14.1 million related to its foreign and U.S. state tax filings, respectively. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or the carryforward periods are limited, ranging from

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5 years to 20 years. The Company also had foreign tax credit carryforwards of $20.6 million, expiring in 2012 through 2019. Additionally, the Company has net tax-effected U.S. capital loss and charitable contribution carryforwards of $1.7 million that may be carried forward 5 years.

As of December 31, 2009, the Company had unremitted earnings held in its foreign subsidiaries of approximately $63.6 million. The Company did not recognize a deferred tax liability for U.S. income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. Determination of the amount of unrecognized deferred tax liability related to unremitted earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of January 1, 2009, the Company had $4.1 million of unrecognized tax benefits. As of December 31, 2009 the Company had $3.8 million of unrecognized tax benefits of which, if recognized, approximately $3.1 million, net of federal tax benefits, would be recorded as a component of income tax expense. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2009	2008
Gross unrecognized tax benefits at January 1,	$4,090	$5,552
Gross increases for tax positions of prior years	254	1,006
Gross increases for tax positions of current year	—	271
Gross decreases for tax positions of prior years	(4)	(1,720)
Lapse of statute of limitations	(490)	(1,019)

Gross unrecognized tax benefits at December 31,	$3,850	$4,090

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
France	2006–2008
Hong Kong	2003–2008
United States (1)	2000–2008

(1)	Includes federal as well as state and local jurisdictions, as applicable.

The Company is currently under audit by the U.S. federal jurisdiction, several U.S. state and foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. Additionally, there are several statutes of limitation expected to close within the next 12 months. It is reasonably possible that a reduction of unrecognized tax benefits of $0.8 million may occur by December 31, 2010.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties are $0.7 million as of December 31, 2009.

20. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring and impairment charges are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring and impairment charges and other operating income more appropriately reflects the Company’s core operations. By segment, the restructuring and impairment charges recorded in 2009 were $13.3 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Corporate. The other operating income of $1.7 million was recorded in the European region.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, for the years ended December 31, are as follows:

	2009	2008	2007
Revenue:
Americas	$201,530	$314,412	$333,561
Europe	119,441	201,462	207,504
Asia Pacific	74,680	100,030	78,589

Revenue before reimbursements (net revenue)	395,651	615,904	619,654
Reimbursements	19,067	28,956	28,612

Total	$414,718	$644,860	$648,266

Operating income (loss):
Americas	$18,509	$45,783	$67,480
Europe	2,741	24,479	31,865
Asia Pacific	9,457	15,351	15,946

Total regions	30,707	85,613	115,291
Corporate	(32,359)	(30,076)	(35,787)

Operating income (loss) before restructuring and impairment charges and other operating income	(1,652)	55,537	79,504
Restructuring and impairment charges	(26,720)	—	—
Other operating income	1,661	—	—

Total	$(26,711)	$55,537	$79,504

Depreciation and amortization:
Americas	$5,086	$5,091	$5,610
Europe	2,956	2,611	3,484
Asia Pacific	2,398	2,202	1,432

Total regions	10,440	9,904	10,526
Corporate	825	640	753

Total	$11,265	$10,544	$11,279

Capital expenditures:
Americas	$9,013	$7,643	$3,106
Europe	1,792	2,636	1,559
Asia Pacific	988	2,545	3,241

Total regions	11,793	12,824	7,906
Corporate	481	578	92

Total	$12,274	$13,402	$7,998

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets, and goodwill and other intangible assets, by segment, at December 31, are as follows:

	December 31,
	2009	2008
Identifiable assets:
Americas	$249,101	$309,721
Europe	128,086	174,788
Asia Pacific	77,583	87,448

Total regions	454,770	571,957
Corporate	20,077	18,346

Total	$474,847	$590,303

Goodwill and other intangible assets, net:
Americas	$83,373	$87,911
Europe	27,792	21,706
Asia Pacific	6,481	5,160

Total	$117,646	$114,777

21. Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus future interest as required by law. The amount of this bank guarantee is €1.5 million (equivalent to $2.2 million at December 31, 2009) and is classified as current restricted cash on the Consolidated Balance Sheet. See Note 5, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the term of the lease, which extend through 2019. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.2 million as of December 31, 2009. The Company has not accrued for these guarantee arrangements as no event of default exists.

22. Commitments and Contingencies

Operating Leases

The Company leases office space in various buildings for its own use. The terms of these office-related leases provide that the Company pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2024. The Company also leases certain computer equipment and cars, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2009, 2008 and 2007 was $39.2 million, $40.6 million and $34.2 million, respectively.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2010	$31,679	$918	$32,597
2011	23,464	469	23,933
2012	20,673	167	20,840
2013	17,446	31	17,477
2014	16,376	9	16,385
Thereafter	94,004	7	94,011

Total	$203,642	$1,601	$205,243

The aggregate minimum future payments on office leases are $203.6 million. The Company has contractual arrangements to receive aggregate sublease income of $8.7 million related to certain leases that expire at various dates through 2016. This sublease income relates to properties that were part of prior office consolidations and closings.

Certain leases provide for renewal options and payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

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

Contingencies

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount for €4.3 million (equivalent to $6.1 million at December 31, 2009), consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). No penalty was included in this assessment. The Company appealed this final assessment, and the enforcement of the assessment was suspended until a final determination of all appeals. The Company provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 5, Restricted Cash and Note 21, Guarantees.

On March 4, 2009, the Company received notification that its appeal with respect to the withholding tax portion of the assessment had been decided in its favor, thereby canceling that assessment. On September 8, 2009, the Company was notified that the March 4, 2009 ruling was definitive and final. The Company has

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recovered approximately €4.1 million of the original €5.7 million bank guarantee related to the withholding tax appeal, and it is seeking to recover appeal-related expenses from the tax authority. On November 24, 2009, the Company received notification that its appeal with respect to the VAT portion of the assessment had been decided in its favor, thereby canceling that assessment. The Company is still waiting for the Court to notify it that the VAT ruling is definitive and final. The balance of the guarantee related to the VAT appeal (estimated at approximately €1.5 million) will remain in place pending receipt of the definitive and final ruling.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust (“EBT”) between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn (“PAYE”) tax and Class 1 National Insurance Contributions (“NIC”) in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at December 31, 2009). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment, if any, would not be material to the Company’s financial condition.

23. Subsequent Events

In January 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain contributions the United Kingdom had made to an Employee Benefit Trust (“EBT”). See Note 22, Commitments and Contingencies, for a discussion of the legal proceedings.

The Company has evaluated events and transactions subsequent to the balance sheet date through the filing date of these Consolidated Financial Statements on Form 10-K with the U.S. Securities and Exchange Commission on March 1, 2010. Based on this evaluation, the Company is not aware of any additional events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file, or submit, under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the captions “Election of Class III Directors,” “Committees of the Board of Directors,” “Nominees for Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement and is incorporated herein by reference. See also “Executive Officers” included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions “Executive Compensation” and “Director Compensation” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2010 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2009, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our 2007 Heidrick & Struggles GlobalShare Program, see Note 15, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,828,543	(1)	$36.44	743,018
Equity compensation plans not approved by stockholders	—		—	—

Total equity compensation plans	1,828,543		$36.44	743,018

(1)	Includes 1,214,520 restricted stock units, 104,023 performance stock units at their target levels and 510,000 options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 36.

2. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent dated October 26, 2006 (Incorporated by reference to Exhibit 10.03 of the Registrant’s Form 10-K filed March 15, 2007)

10.02

Amendment No. 1 to the Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated as of February 25, 2008 (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 10-K filed on February 28, 2008)

10.03	Amendment No. 2 to the Credit Agreement among Heidrick & Struggles International, Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated as of April 27, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed April 30, 2009)

10.04	Purchase Agreement, dated as of September 18, 2006, by and among Hudson Highland Group, Inc., Highland Partners Co (Canada), Highland Partners (Aust) Pty Ltd and Highland Partners Limited, and the Company, Heidrick & Struggles Canada, Inc. and Heidrick & Struggles Australia, Ltd (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K Filed September 20, 2006)

10.05	Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007 (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 10-K filed on February 28, 2008)

10.06	Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 1.01 of the Registrant’s Form 10-Q filed on April 3, 2007)

10.07	First Amendment to Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 8-K filed on January 15, 2009)

10.08	Employment Agreement of K. Steven Blake (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on February 28, 2008)

10.09	Employment Agreement of David Peters (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on February 28, 2008)

10.10	Employment Agreement of Charles G. Davis (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed on January 15, 2009)

10.11	Employment Agreement of Robert L. Hines (Incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed on January 15, 2009)

10.12	First Amendment to Employment Agreement of Robert L. Hines (Incorporated by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed on January 15, 2009)

Exhibit No.	Description

10.13	Employment Agreement of Valerie Germaine Davis (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on February 28, 2008)

10.14	Employment Agreement of Sanjay Gupta Davis (Incorporated by reference to Exhibit 10.07 of the Registrant’s Form 10-K filed on February 28, 2008)

10.15	Employment Agreement of Richard Caldera (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 6, 2008)

10.16	Employment Agreement of Scott Krenz (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 12, 2008)

10.17	Transition and Separation Agreement and General Release between Eileen Kamerick and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 99.01 of the Registrant’s Form 8-K filed on April 15, 2008)

10.18	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2008 (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed on December 19, 2008)

10.19	2007 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed on June 8, 2007)

10.20	The Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008 (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K filed on February 27, 2009)

10.21	Form of Heidrick & Struggles Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed on June 8, 2007)

10.22	Form of Heidrick & Struggles Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 8-K filed on June 8, 2007)

10.23	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 10, 2006)

10.24	The Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))

10.25	The First Amendment to The Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K filed on February 27, 2009)

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/s/ SCOTT J. KRENZ
Title	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2010.

Signature	Title

/s/ L. KEVIN KELLY L. Kevin Kelly (principal executive officer)	Chief Executive Officer

/s/ SCOTT J. KRENZ Scott J. Krenz (principal financial officer)	Executive Vice President & Chief Financial Officer

/s/ MATTHEW W. HALLGREN (principal accounting officer)	Chief Accounting Officer

/s/ RICHARD I. BEATTIE Richard I. Beattie	Director

/s/ ANTONIO BORGES Antonio Borges	Director

/s/ JOHN A. FAZIO John A. Fazio	Director

/s/ JILL KANIN-LOVERS Jill Kanin-Lovers	Director

/s/ GARY E. KNELL Gary E. Knell	Director

/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director

/s/ JANE D. HARTLEY Jane D. Hartley	Director

/s/ V. PAUL UNRUH V. Paul Unruh	Director