Form 10-Q
period 2010-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2010-05-03
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 29, 2010, there were 17,468,325 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$81,171	$123,030
Restricted cash	2,402	2,402
Accounts receivable, less allowance for doubtful accounts of $5,492 and $4,854 at March 31, 2010 and December 31, 2009, respectively	83,588	64,224
Other receivables	8,608	7,964
Prepaid expenses	17,307	15,916
Other current assets	1,598	1,693
Income taxes recoverable	18,174	15,649
Deferred income taxes	10,597	10,576

Total current assets	223,445	241,454
Non-current assets:
Property and equipment, net	29,416	26,092
Restricted cash	2,116	2,250
Assets designated for retirement and pension plans	24,037	25,502
Investments	10,566	10,417
Other non-current assets	6,395	6,843
Goodwill	109,433	109,010
Other intangible assets, net	8,138	8,636
Deferred income taxes	42,860	44,643

Total non-current assets	232,961	233,393

Total assets	$456,406	$474,847

Current liabilities:
Accounts payable	$6,750	$5,948
Accrued salaries and employee benefits	57,555	65,096
Other current liabilities	41,339	37,812
Income taxes payable	2,110	3,070
Deferred income taxes	1,849	1,867

Total current liabilities	109,603	113,793
Non-current liabilities:
Retirement and pension plans	29,418	31,687
Other non-current liabilities	33,802	38,515

Total non-current liabilities	63,220	70,202

Total liabilities	172,823	183,995

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,468,325 and 17,072,517 shares outstanding at March 31, 2010 and December 31, 2009, respectively	196	196
Treasury stock at cost, 2,117,452 and 2,513,260 shares at March 31, 2010 and December 31, 2009, respectively	(72,668)	(86,419)
Additional paid in capital	244,519	260,256
Retained earnings	96,937	101,091
Accumulated other comprehensive income	14,599	15,728

Total stockholders’ equity	283,583	290,852

Total liabilities and stockholders’ equity	$456,406	$474,847

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	$113,668	$89,141
Reimbursements	4,686	4,558

Total revenue	118,354	93,699

Operating expenses:
Salaries and employee benefits	83,130	79,340
General and administrative expenses	30,096	28,819
Other charges	4,218	—
Reimbursed expenses	4,686	4,558
Restructuring charges	—	13,362

Total operating expenses	122,130	126,079

Operating loss	(3,776)	(32,380)

Non-operating income (expense):
Interest income, net	228	669
Other, net	54	(906)

Net non-operating income (expense)	282	(237)

Loss before income taxes	(3,494)	(32,617)
Benefit from income taxes	(1,948)	(13,690)

Net loss	$(1,546)	$(18,927)

Basic weighted average common shares outstanding	17,186	16,518
Diluted weighted average common shares outstanding	17,186	16,518
Basic loss per common share	$(0.09)	$(1.15)
Diluted loss per common share	$(0.09)	$(1.15)
Cash dividends paid per share	$0.13	$0.13

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	19,586	$196	2,513	$(86,419)	$260,256	$101,091	$15,728	$290,852
Net loss	—	—	—	—	—	(1,546)	—	(1,546)
Other comprehensive income (loss):
Unrealized gain on available for sale investments	—	—	—	—	—	—	221	221
Foreign currency translation adjustment	—	—	—	—	—	—	(1,350)	(1,350)

Other comprehensive loss	—	—	—	—	—	(1,546)	(1,129)	(2,675)

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,363	—	—	3,363
Vesting of restricted stock units, net of tax withholdings	—	—	(396)	13,751	(17,982)	—	—	(4,231)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,270)	—	(2,270)
Dividend equivalents on restricted stock units	—	—	—	—	—	(338)	—	(338)
Tax deficit related to stock-based compensation	—	—	—	—	(1,118)	—	—	(1,118)

Balance at March 31, 2010	19,586	$196	2,117	$(72,668)	$244,519	$96,937	$14,599	$283,583

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,546)	$(18,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,293	2,658
Deferred income taxes	611	27
Net realized and unrealized losses on investments	420	87
Stock-based compensation expense	3,414	6,027
Restructuring charges	—	13,362
Cash paid for restructuring charges	(1,255)	(7,558)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(19,836)	10,310
Accounts payable	(206)	856
Accrued expenses	(12,973)	(101,156)
Income taxes payable	(3,504)	(14,689)
Prepayments	(1,325)	(3,635)
Other assets and liabilities, net	(317)	(534)

Net cash used in operating activities	(32,224)	(113,172)

Cash flows from investing activities:
Restricted cash	140	108
Acquisition of businesses, net of cash acquired	(554)	(3,828)
Capital expenditures	(2,867)	(8,241)
Purchases of equity method investment	—	(1,300)

Net cash used in investing activities	(3,281)	(13,261)

Cash flows from financing activities:
Proceeds from stock options exercised	—	675
Cash dividends paid	(2,706)	(2,496)
Payment of employee tax withholdings from equity transactions	(4,128)	(2,575)

Net cash used in financing activities	(6,834)	(4,396)

Effect of exchange rate fluctuations on cash and cash equivalents	480	(7,330)

Net decrease in cash and cash equivalents	(41,859)	(138,159)
Cash and cash equivalents at beginning of period	123,030	234,531

Cash and cash equivalents at end of period	$81,171	$96,372

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Heidrick & Struggles International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(All tables in thousands, except share and per share figures)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, accruals for consultant bonuses, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, and accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges. Given that global economies are undergoing a period of substantial uncertainty, estimates are subject to a greater degree of uncertainty than usual, and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010.

The Company revised its prior year Condensed Consolidated Statements of Cash Flows to conform to the current year presentation, which had no effect on the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations for the prior period presented.

2. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010.

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations. See Note 17, Subsequent Events, for required disclosures.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The Company does not believe the adoption of this guidance will have a material impact on its financial condition or results of operations.

3. Other Charges

The other charges of $4.2 million in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of the Company’s lease obligations with its former London office which the Company vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from the Company in 2006.

4. Stock-Based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2010	2009
Total stock-based compensation expense included in net loss	$3,414	$6,027
Income tax benefit to stock-based compensation included in net loss	$1,365	$2,411

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2010:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2009	1,214,520	$30.73
Granted	140,842	28.65
Vested and converted to common stock	(543,267)	34.83
Forfeited	(12,871)	31.12

Outstanding on March 31, 2010	799,224	$27.57

As of March 31, 2010, there was $11.1 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.9 years.

Performance Stock Units

Performance stock unit activity for the three months ended March 31, 2010:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2009	104,023	$17.85
Granted	49,453	28.31
Vested and converted to common stock	—	—
Forfeited	—	—

Outstanding on March 31, 2010	153,476	$21.22

As of March 31, 2010, there was $2.1 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.5 years.

Non-qualified Stock Options

Non-qualified stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2009	510,000	$36.44	3.0	$8,505
Granted	—	—
Exercised	—	—
Expired	(112,260)	39.27
Forfeited	—	—

Outstanding on March 31, 2010	397,740	$35.64	3.5	$6,166

Exercisable on March 31, 2010	345,048	$36.03	2.9	$5,626

As of March 31, 2010, there was $0.5 million of pre-tax unrecognized compensation expense related to the unvested non-qualified stock options, which is expected to be recognized over a weighted average of 0.6 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended March 31,
	2010	2009
Total grant date fair value of stock options vested	$645	$859
Total intrinsic value of stock options exercised	—	117

5. Restricted Cash

The Company had restricted cash of $4.5 million and $4.7 million at March 31, 2010 and December 31, 2009, respectively, of which $2.4 million was classified as current at March 31, 2010 and December 31, 2009.

The restricted cash includes deposits and interest of $2.4 million at March 31, 2010 and December 31, 2009, in a U.S. dollar bank account pledged in support of a bank guarantee related to a tax audit in a European country. The Company earns a market rate of interest on this cash deposit, which is adjusted quarterly. The bank guarantee is determined based upon the tax audit assessment plus future accrued interest on that assessment amount. See Note 16, Commitments and Contingencies, for a discussion of the tax audit.

Based on the restrictions of the use of the pledged cash and the terms of the guarantee, which require that it be reviewed annually until the results of the tax audit are settled, the Company has reported these funds as restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

The restricted cash balance also includes $2.1 million and $2.3 million at March 31, 2010 and December 31, 2009, respectively, of restricted cash in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the terms of the lease agreements, which extend through 2019.

6. Investments

The components of the Company’s investments are as follows:

	March 31, 2010	December 31, 2009
U.S. non-qualified deferred compensation plan	$7,166	$6,813
JobKoo	2,567	2,763
Warrants and equity securities	833	841

Total	$10,566	$10,417

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $6.6 and $6.4 million as of March 31, 2010 and December 31, 2009, respectively. The Company’s joint venture investment in JobKoo is accounted for as an equity method investment. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2010 and December 31, 2009 based upon the short-term nature of the assets and liabilities.

8. Acquisitions

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand for 0.8 million New Zealand dollars (equivalent to $0.6 million at March 31, 2010) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. The previous owner of Bell McCaw Bampflyde Limited, who is now an employee of Heidrick & Struggles, is eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. As a result, the Company accrued 1.4 million New Zealand dollars (equivalent to $1.0 million at March 31, 2010), representing the estimated fair value of future earnout payments as of the acquisition date. As part of the preliminary purchase price allocation, the Company recorded 0.2 million New Zealand dollars (equivalent to $0.1 million at March 31, 2010) of property and equipment, and 2.0 million New Zealand dollars (equivalent to $1.4 million at March 31, 2010) of goodwill.

The acquisition was accounted for using the acquisition method of accounting for business combinations. The results of operations of Bell McCaw Bampflyde Limited are included in the consolidated financial statements as of the acquisition date. This acquisition is not considered material to the Company, and therefore, pro-forma information has not been presented.

9. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2010 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2009	$78,755	$24,270	$5,985	$109,010
Bell McCaw Bampfylde Limited acquisition	—	—	1,386	1,386
Exchange rate fluctuations	153	(1,089)	(27)	(963)

Balance at March 31, 2010	$78,908	$23,181	$7,344	$109,433

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	March 31, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.5	$18,890	$(11,563)	$7,327	$19,251	$(11,513)	$7,738
Candidate database	6.0	1,800	(1,050)	750	1,800	(975)	825
Other	4.9	324	(263)	61	322	(249)	73

Total intangible assets	13.8	$21,014	$(12,876)	$8,138	$21,373	$(12,737)	$8,636

Intangible asset amortization expense for the three months ended March 31, 2010 and 2009 was $0.4 million and $0.5 million, respectively. The estimated intangible amortization expense is approximately $1.4 million for 2010, $1.3 million for 2011, $1.1 million for 2012, $0.9 million for 2013, and $0.9 million for 2014. These amounts are based on intangible assets recorded as of March 31, 2010, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$34	$30
Interest cost	299	299
Amortization of net gain	(163)	(206)

Net periodic benefit cost	$170	$123

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three months ended March 31, 2010.

11. Basic and Diluted Loss Per Common Share

A reconciliation of the basic and diluted loss per common share, and the shares used in the computation, are as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,546)	$(18,927)
Weighted average common shares outstanding	17,186	16,518
Dilutive common shares	—	—

Weighted average diluted common shares outstanding	17,186	16,518

Basic loss per common share	$(0.09)	$(1.15)
Diluted loss per common share	$(0.09)	$(1.15)

Options to purchase 0.4 million and 0.6 million shares of common stock that were outstanding at March 31, 2010 and 2009, respectively, were excluded from the respective computations of diluted loss per share as the exercise prices of these options were greater than the average market price of the common shares. Additionally, approximately 0.7 million and 1.0 million dilutive common shares were excluded from the computation of the loss per common share for the three months ended March 31, 2010 and 2009, respectively, because the effect of their inclusion would be anti-dilutive as a result of the Company’s net loss position.

12. Restructuring Charges

The accrued restructuring charges at March 31, 2010, consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2010 will be $2.1 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the three months ended March 31, 2010 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2009	$1,527	$2,741	$4,268
Cash payments	(397)	(858)	(1,255)
Adjustments	—	(10)	(10)
Exchange rate fluctuations	(62)	(51)	(113)

Accrual balance at March 31, 2010	$1,068	$1,822	$2,890

13. Income Taxes

In the first quarter of 2010, the Company reported a loss before taxes of $3.5 million and recorded an income tax benefit of $1.9 million. The Company’s effective income tax benefit rate for the first quarter of 2010 was 55.7%, which reflected an adjusted full-year expected annualized tax rate of approximately 48 percent. The higher than anticipated full-year annualized tax rate of approximately 48 percent is due to additional unbenefitted foreign losses and certain one-time non-deductible items in the United Kingdom.

In the first quarter of 2009, the Company reported a loss before taxes of $32.6 million and recorded an income tax benefit of $13.7 million. The Company’s effective income tax benefit rate for the first quarter of 2009 was 42.0%

14. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring charges are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income (loss) excluding restructuring charges more appropriately reflects the Company’s core operations.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2010	2009
Revenue:
Americas	$57,514	$46,387
Europe	32,803	28,072
Asia Pacific	23,351	14,682

Revenue before reimbursements (net revenue)	113,668	89,141
Reimbursements	4,686	4,558

Total	$118,354	$93,699

Operating income (loss):
Americas	$4,400	$(7,474)
Europe	(3,990)	(2,634)
Asia Pacific	3,321	(1,067)

Total regions	3,731	(11,175)
Corporate	(7,507)	(7,843)

Operating loss before restructuring charges	(3,776)	(19,018)
Restructuring charges	—	(13,362)

Total	$(3,776)	$(32,380)

Depreciation and amortization:
Americas	$1,181	$1,362
Europe	2,411	551
Asia Pacific	588	577

Total regions	4,180	2,490
Corporate	113	168

Total	$4,293	$2,658

Capital expenditures:
Americas	$610	$6,722
Europe	2,087	586
Asia Pacific	129	687

Total regions	2,826	7,995
Corporate	41	246

Total	$2,867	$8,241

Identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	March 31, 2010	December 31, 2009
Identifiable assets:
Americas	$232,857	$249,101
Europe	119,579	128,086
Asia Pacific	79,109	77,583

Total regions	431,546	454,770
Corporate	24,861	20,077

Total	$456,406	$474,847

Goodwill and other intangible assets, net:
Americas	$83,324	$83,373
Europe	26,431	27,792
Asia Pacific	7,816	6,481

Total	$117,571	$117,646

15. Guarantees

The Company has provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus post-assessment interest as required by law. The amount of this bank guarantee is €1.5 million (equivalent to $2.1 million at March 31, 2010) and is classified as current restricted cash on the Condensed Consolidated Balance Sheet. See Note 5, Restricted Cash.

The Company has issued guarantees supporting the payment of obligations of certain subsidiaries in Europe and Asia Pacific for office leases. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2019. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.0 million as of March 31, 2010. The Company has not accrued for these guarantee arrangements as no event of default exists.

16. Commitments and Contingencies

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

European Tax Audit

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.8 million at March 31, 2010), consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). No penalty has been included in this assessment. The Company appealed this final assessment, and the enforcement of the assessment was suspended until a final determination of all appeals. The Company provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 5, Restricted Cash and Note 15, Guarantees.

On March 4, 2009, the Company received notification that the Company’s appeal with respect to the withholding tax portion of the assessment had been decided in its favor, thereby canceling that assessment. On September 8, 2009, the Company was notified that the March 4, 2009 ruling was definitive and final. The Company has recovered approximately €4.1 million of the original €5.7 million bank guarantee related to the withholding tax appeal, and it is seeking to recover appeal-related expenses from the tax authority. On November 24, 2009, the Company received notification that its appeal with respect to the VAT portion of the assessment had been decided in its favor, thereby canceling that assessment. The Company is still waiting for the Court to notify it that the VAT ruling is definitive and final. The balance of the guarantee related to the VAT appeal (estimated at approximately €1.5 million) will remain pending receipt of the definitive and final ruling.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.9 million at March 31, 2010). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment, if any, would not be material to the Company’s financial condition.

Employee Litigation

In March 2010, a court of appeals in Europe reversed a 2008 lower court ruling and entered judgment in favor of a former employee. The former employee was separated from the Company in 2006 and subsequently commenced litigation, which resulted in 2008’s ruling in the Company’s favor. As a result of the 2010 reversal, the Company recorded a charge of $1.0 million reflecting the cost of the award, net of insurance coverage for which the Company has received commitments at this time. This amount is a component of other charges on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. The Company is evaluating its options for an appeal to a higher court as well as the availability of additional insurance coverage.

17. Subsequent Events

In April 2010, the Company issued approximately $12.5 million of special recognition awards to certain of its consultants in order to incentivize future service to the Company. The Company will recognize the expense associated with these awards over the next three years in accordance with the vesting provisions of the awards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax loss carryforwards; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; an impairment of our goodwill and other intangible assets; delays in the development and/or implementation of new technology and systems; and the ability to meet and achieve the expected savings resulting from cost-reduction initiatives and restructuring activities. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2009 under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leadership advisory firm providing executive search and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of leadership consulting services to clients. These services include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and M&A human capital integration consulting.

We provide our services to a broad range of clients through the expertise of 367 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per assignment.

Revenue growth is driven by a combination of an increase in executive search wins and leadership consulting projects, higher consultant productivity, higher average revenue per assignment and the hiring of additional consultants. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches completed, productivity levels and the average revenue per assignment will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

At the consultant level, individuals are rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus, accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus, operating margins. This bonus is discretionary and is based on company-wide profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter.

For 2010, a portion of our consultants’ cash bonuses will be deferred and paid ratably over a three-year period. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2010, began on January 1, 2010 and will continue through the final payment date in March 2014. These amounts are recorded in accrued salaries and employee benefits and other non-current liabilities in the Condensed Consolidated Balance Sheets.

2010 Outlook

We are currently forecasting 2010 net revenue of between $440 million and $480 million and an operating margin of between 3 and 5 percent, for the year ending December 31, 2010. However, continued macroeconomic uncertainty and volatility in the capital markets necessarily mean that our current forecasts could change materially during 2010.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	4.1	5.1

Total revenue	104.1	105.1

Operating expenses:
Salaries and employee benefits	73.1	89.0
General and administrative expenses	26.5	32.3
Other charges	3.7	—
Reimbursements	4.1	5.1
Restructuring charges	—	15.0

Total operating expenses	107.4	141.4

Operating loss	(3.3)	(36.3)

Non-operating income (expense):
Interest income, net	0.3	0.8
Other, net	—	(1.1)

Net non-operating income (expense)	0.2	(0.3)

Loss before income taxes	(3.1)	(36.6)
Benefit from income taxes	(1.7)	(15.4)

Net loss	(1.4)%	(21.2)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring charges are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring charges more appropriately reflects our core operations.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
Americas	$57,514	$46,387
Europe	32,803	28,072
Asia Pacific	23,351	14,682

Revenue before reimbursements (net revenue)	113,668	89,141
Reimbursements	4,686	4,558

Total	$118,354	$93,699

Operating income (loss):
Americas	$4,400	$(7,474)
Europe	(3,990)	(2,634)
Asia Pacific	3,321	(1,067)

Total regions	3,731	(11,175)
Corporate	(7,507)	(7,843)

Operating loss before restructuring charges	(3,776)	(19,018)
Restructuring charges	—	(13,362)

Total	$(3,776)	$(32,380)

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Total revenue. Consolidated total revenue increased $24.7 million, or 26.3%, to $118.4 million in 2010 from $93.7 million in 2009. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $24.5 million, or 27.5%, to $113.7 million for the three months ended March 31, 2010 from $89.1 million for the three months ended March 31, 2009. The positive impact of exchange rate fluctuations resulted in approximately 6 percentage points of the increase. The number of confirmed executive searches was approximately 27 percent higher than in the 2009 first quarter. The year-over-year revenue increase was driven by growth in the Consumer Markets, Global Technology and Services, and Financial Services practices. The number of consultants was 367 as of March 31, 2010 compared to 359 at December 31, 2009, and 403 as of March 31, 2009. Productivity, as measured by annualized net revenue per consultant, was $1.2 million in the first quarter of 2010 compared to $0.9 million in the first quarter of 2009, and average fee per executive search was $98,400 in the 2010 first quarter compared to $98,900 in the 2009 first quarter.

Net revenue in the Americas was $57.5 million for the three months ended March 31, 2010, an increase of $11.1 million, or 24.0%, from $46.4 million in the first quarter of 2009. Net revenue in Europe was $32.8 million for the three months ended March 31, 2010, an increase of $4.7 million, or 16.9%, from $28.1 million in the first quarter of 2009. The positive impact of exchange rate fluctuations resulted in approximately 7 percentage points of the increase in the first quarter of 2010. In Asia Pacific, net revenue was $23.4 million for the three months ended March 31, 2010, an increase of $8.7 million, or 59.0%, from $14.7 million in the first quarter of 2009. The positive impact of exchange rate fluctuations resulted in approximately 16 percentage points of the increase in the first quarter of 2010.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $3.8 million, or 4.8%, to $83.1 million for the three months ended March 31, 2010 from $79.3 million for the three months ended March 31, 2009. The increase in salaries and employee benefits expense is primarily a result of a $12.8 million increase in performance-related compensation expense related to higher net revenue, offset by a $9.0 million decrease in fixed salary expenses primarily related to a decrease in base salaries due to lower headcount as compared to March 31, 2009. At March 31, 2010, we had 1,442 total employees, a decrease of 9.5%, compared to 1,593 total employees as of March 31, 2009.

Excluding a negative impact of $3.9 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense decreased by less than 1% compared to the same quarter in 2009.

As a percentage of net revenue, salaries and employee benefits expense was 73.1% in the first quarter of 2010, compared to 89.0% in the first quarter of 2009.

General and administrative expenses. Consolidated general and administrative expenses increased $1.3 million, or 4.4%, to $30.1 million for the three months ended March 31, 2010 from $28.8 million for the three months ended March 31, 2009. The increase reflects several initiatives reinstated in 2010 including training, business development, and the replacement of our internal search system.

Excluding a negative impact of $1.4 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by less than 1% compared to the same quarter in 2009.

As a percentage of net revenue, general and administrative expenses were 26.5% in the first quarter of 2010 compared to 32.3% in the first quarter of 2009.

Other charges. The other charges of $4.2 million for the three months ended March 31, 2010 consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations with our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Restructuring charges. There were no restructuring charges taken in the first quarter of 2010. In the first quarter of 2009, we recorded restructuring charges of $13.4 million in connection with initiatives to reduce our overall costs and improve operational efficiencies, consisting of $12.5 million of cash charges and $0.9 million of non-cash write-offs. These charges relate to severance and other employee-related costs associated with reductions in our workforce. The workforce reductions affected 197 employees globally, of which 108 were in the Americas, 41 in Europe, 31 in Asia Pacific and 17 in Corporate. By segment, the restructuring charges recorded in the first quarter of 2009 were $6.4 million in the Americas, $5.7 million in Europe, $0.7 million in Asia Pacific and $0.6 million in Corporate.

Operating income (loss). The consolidated operating loss was $3.8 million for the three months ended March 31, 2010 compared to an operating loss of $32.4 million for the three months ended March 31, 2009. The decrease in operating loss is primarily due to an increase in net revenue of $24.5 million, offset by other charges of $4.2 million, increases in salaries and employee benefits expense of $3.8 million, and general and administrative expenses of $1.3 million.

In the Americas, operating income for the three months ended March 31, 2010 increased $11.9 million to $4.4 million from an operating loss of $7.5 million for the three months ended March 31, 2009. The increase is due to an increase in net revenue of $11.1 million and a $2.1 million decrease in general and administrative expenses, offset by a $1.3 million increase in salaries and employee benefits expense.

In Europe, operating loss for the three months ended March 31, 2010 increased $1.4 million to $4.0 million from operating loss of $2.6 million for the three months ended March 31, 2009. The increase is due to other charges of $3.2 million related to exit and settlement expenses for a lease obligation at our former London office, and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006. Additionally, a $2.2 million increase in general and administrative expense was partially offset by an increase in net revenue of $4.7 million and a $0.4 million decrease in salary and employee benefits expense.

In Asia Pacific, operating income for the three months ended March 31, 2010 increased $4.4 million to $3.3 million from an operating loss of $1.1 million for the three months ended March 1, 2009. The increase is due to an increase in net revenue of $8.7 million offset by a $3.3 million increase in salaries and employee benefits expense and a $0.9 million increase in general and administrative expenses.

Corporate expenses for the three months ended March 31, 2010 decreased $0.3 million or 4.3% to $7.5 million from $7.8 million for the three months ended March 31, 2009. Compensation expense decreased by $0.5 million primarily due to lower headcount and severance-related expenses compared to the same period in 2009. General and administrative expenses increased $0.2 million.

Net non-operating income (expense). Net non-operating income was $0.3 million for the three months ended March 31, 2010 compared to net non-operating expense of $0.2 million for the three months ended March 31, 2009.

Net interest income was $0.2 million in the first quarter of 2010 compared to $0.7 million in the first quarter of 2009. Interest income decreased due to a lower cash balance and lower interest rates during the first quarter of 2010 compared to the first quarter of 2009.

Net other non-operating income was $0.1 million in the first quarter 2010, compared to net other non-operating expense of $0.9 million in the first quarter of 2009. Other non-operating income primarily consists of realized and unrealized gains and losses on our cost and equity method investments and exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the first quarter of 2010, we reported a loss before taxes of $3.5 million and recorded an income tax benefit of $1.9 million. Our effective income tax benefit rate for the first quarter of 2010 was 55.7%, which reflected an adjusted full-year expected annualized tax rate of approximately 48 percent. The higher than anticipated full-year annualized tax rate of approximately 48 percent is due to additional unbenefitted foreign losses and certain one-time non-deductible items in the United Kingdom.

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

Lines of credit. Since April 2009, we have had a $75 million committed unsecured revolving credit facility (the “Facility”). Under the Facility, we may borrow U.S. dollars, euros or other major traded currencies as agreed by the lenders. Borrowings under the Facility bear interest at the existing Alternate Base Rate or at LIBOR plus a spread as determined by our leverage ratio. A fee is charged by the lenders even if no portion of the Facility is used. The Facility expires in October 2011.

There were no borrowings during the quarters ended March 31, 2010 or 2009, nor were there any outstanding balances under the Facility at either March 31, 2010 or March 31, 2009. During the quarter ended March 31, 2010 we were in compliance with the financial covenants of the Facility and no event of default existed. As a result of the restructuring charge recorded in the quarter ended March 31, 2009, we were not in compliance with one of the financial covenants of the Facility. As a result, we entered into an amendment of the Facility and the lenders waived compliance for that quarter.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2010, December 31, 2009 and March 31, 2009 were $81.2 million, $123.0 million and $96.4 million, respectively.

Cash flows from operating activities. For the three months ended March 31, 2010, cash used in operating activities was $32.2 million, principally reflecting an increase in trade and other receivables, a decrease in accrued expenses primarily due to cash bonus payments of approximately $45 million partially offset by 2010 bonus accruals, a net loss of $1.5 million, and restructuring payments of $1.3 million.

For the three months ended March 31, 2009, cash used in operating activities was $113.2 million, principally reflecting our net loss of $18.9 million, a decrease in accrued expenses primarily due to cash bonus payments of approximately $123 million partially offset by 2009 bonus accruals, and restructuring payments of $7.6 million during the first quarter of 2009.

Cash flows from investing activities. Cash used in investing activities was $3.3 million for the three months ended March 31, 2010 primarily due to capital expenditures of $2.9 million and $0.6 million related to the Bell McCaw Bampfylde Limited acquisition.

Cash used in investing activities was $13.3 million for the three months ended March 31, 2009 primarily due to capital expenditures of $8.2 million, $2.6 million related to our acquisition of Ray & Berndtson Sp z o. o, $1.3 million related to the second payment of our investment in Jobkoo, and $1.2 million related to acquisition earnout payments.

Cash flows from financing activities. Cash used in financing activities for the three months ended March 31, 2010 was $6.8 million primarily due to $4.1 million of payments for employee tax withholdings on equity transactions and $2.7 million of quarterly cash dividends to shareholders.

Cash used in financing activities for the three months ended March 31, 2009 was $4.4 million primarily due to $2.6 million of payments for employee tax withholdings on equity transactions and $2.5 million of quarterly cash dividend to shareholders.

Subsequent Developments

In April 2010, we issued approximately $12.5 million of special recognition awards to certain of our consultants in order to incentivize future service to the Company. We will recognize the expense associated with these awards over the next three years in accordance with the vesting provisions of the awards.

Off-Balance Sheet Arrangements

We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2010, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, stock-based compensation, accruals related to the consolidation and closing of offices recorded as part of our restructuring charges, income taxes, goodwill and other intangible assets and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010.

Recently Adopted Financial Accounting Standards

In February 2010, we adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, we are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on our financial condition or results of operations. See Note 17, Subsequent Events, for required disclosures.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for us as of January 1, 2011. We do not believe the adoption of this guidance will have a material impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net loss for the three months ended March 31, 2010 by approximately $0.1 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

European Tax Audit

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.8 million at March 31, 2010), consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). No penalty has been included in this assessment. We appealed this final assessment, and the enforcement of the assessment was suspended until a final determination of all appeals. We provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 5, Restricted Cash and Note 15, Guarantees.

On March 4, 2009, we received notification that our appeal with respect to the withholding tax portion of the assessment had been decided in our favor, thereby canceling that assessment. On September 8, 2009, we were notified that the March 4, 2009 ruling was definitive and final. We have recovered approximately €4.1 million of the original €5.7 million bank guarantee related to the withholding tax appeal, and we are seeking to recover appeal-related expenses from the tax authority. On November 24, 2009, we received notification that our appeal with respect to the VAT portion of the assessment had been decided in our favor, thereby canceling that assessment. We are still waiting for the Court to notify us that the VAT ruling is definitive and final. The balance of the guarantee related to the VAT appeal (estimated at approximately €1.5 million) will remain pending receipt of the definitive and final ruling.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.9 million at March 31, 2010). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Employee Litigation

In March 2010, a court of appeals in Europe reversed a 2008 lower court ruling and entered judgment in favor of a former employee. The former employee was separated from us in 2006 and subsequently commenced litigation, which resulted in 2008’s ruling in our favor. As a result of the 2010 reversal, we recorded a charge of $1.0 million reflecting the cost of the award, net of insurance coverage for which we have received commitments at this time. This amount is a component of other charges on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. We are evaluating our options for an appeal to a higher court as well as the availability of additional insurance coverage.

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

Date: May 3, 2010

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ SCOTT J. KRENZ
Scott J. Krenz
Executive Vice President & Chief Financial Officer