Form 10-Q
period 2010-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2010-08-04
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 29, 2010, there were 17,522,796 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$92,593	$123,030
Restricted cash	—	2,402
Accounts receivable, less allowance for doubtful accounts of $5,591 and $4,854 at June 30, 2010 and December 31, 2009, respectively	98,499	64,224
Other receivables	6,680	7,964
Prepaid expenses	17,703	15,916
Other current assets	1,253	1,693
Income taxes recoverable	16,624	15,649
Deferred income taxes	10,596	10,576

Total current assets	243,948	241,454
Non-current assets:
Property and equipment, net	31,937	26,092
Restricted cash	1,645	2,250
Assets designated for retirement and pension plans	21,735	25,502
Investments	10,070	10,417
Other non-current assets	7,818	6,843
Goodwill	106,773	109,010
Other intangible assets, net	6,797	8,636
Deferred income taxes	42,281	44,643

Total non-current assets	229,056	233,393

Total assets	$473,004	$474,847

Current liabilities:
Accounts payable	$8,916	$5,948
Accrued salaries and employee benefits	80,763	65,096
Other current liabilities	35,738	37,812
Income taxes payable	1,975	3,070
Deferred income taxes	1,843	1,867

Total current liabilities	129,235	113,793
Non-current liabilities:
Retirement and pension plans	27,464	31,687
Other non-current liabilities	37,282	38,515

Total non-current liabilities	64,746	70,202

Total liabilities	193,981	183,995

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,522,796 and 17,072,517 shares outstanding at June 30, 2010 and December 31, 2009, respectively	196	196
Treasury stock at cost, 2,062,981 and 2,513,260 shares at June 30, 2010 and December 31, 2009, respectively	(70,775)	(86,419)
Additional paid in capital	243,468	260,256
Retained earnings	97,289	101,091
Accumulated other comprehensive income	8,845	15,728

Total stockholders’ equity	279,023	290,852

Total liabilities and stockholders’ equity	$473,004	$474,847

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	$126,071	$93,115	$239,739	$182,256
Reimbursements	4,589	4,507	9,275	9,065

Total revenue	130,660	97,622	249,014	191,321
Operating expenses (income):
Salaries and employee benefits	85,995	64,586	169,125	143,926
General and administrative expenses	32,854	28,005	62,950	56,824
Other charges	—	—	4,218	—
Reimbursed expenses	4,589	4,507	9,275	9,065
Restructuring and impairment charges	701	12,077	701	25,439
Other operating income	(1,072)	—	(1,072)	—

Total operating expenses	123,067	109,175	245,197	235,254

Operating income (loss)	7,593	(11,553)	3,817	(43,933)
Non-operating income (expense):
Interest income, net	188	179	416	848
Other, net	(2,448)	(3,538)	(2,394)	(4,444)

Net non-operating expense	(2,260)	(3,359)	(1,978)	(3,596)
Income (loss) before income taxes	5,333	(14,912)	1,839	(47,529)
Provision for (benefit from) income taxes	2,661	855	713	(12,835)

Net income (loss)	$2,672	$(15,767)	$1,126	$(34,694)

Basic weighted average common shares outstanding	17,487	16,981	17,337	16,751
Diluted weighted average common shares outstanding	17,859	16,981	17,896	16,751
Basic earnings (loss) per common share	$0.15	$(0.93)	$0.06	$(2.07)
Diluted income (loss) per common share	$0.15	$(0.93)	$0.06	$(2.07)
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.26

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	19,586	$196	2,513	$(86,419)	$260,256	$101,091	$15,728	$290,852
Net income	—	—	—	—	—	1,126	—	1,126
Other comprehensive income (loss):
Unrealized loss on available for sale investments	—	—	—	—	—	—	(143)	(143)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,740)	(6,740)

Other comprehensive income (loss)	—	—	—	—	—	1,126	(6,883)	(5,757)

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	4,371	—	—	4,371
Vesting of restricted stock units, net of tax withholdings	—	—	(438)	15,205	(19,767)	—	—	(4,562)
Re-issuance of treasury stock	—	—	(13)	439	(139)	—	—	300
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,550)	—	(4,550)
Dividend equivalents on restricted stock units	—	—	—	—	—	(378)	—	(378)
Tax deficit related to stock-based compensation	—	—	—	—	(1,253)	—	—	(1,253)

Balance at June 30, 2010	19,586	$196	2,062	$(70,775)	$243,468	$97,289	$8,845	$279,023

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,126	$(34,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,195	5,583
Write-off of investment	—	2,977
Deferred income taxes	1,055	(3,719)
Net realized and unrealized losses on investments	233	892
Stock-based compensation expense	4,509	10,670
Other operating income	(1,072)	—
Impairment charge	—	3,849
Restructuring charges	701	21,590
Cash paid for restructuring charges	(1,820)	(16,977)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(36,154)	7,579
Accounts payable	3,193	(842)
Accrued expenses	16,743	(112,238)
Income taxes payable, net	(2,352)	(13,679)
Retirement and pension assets and liabilities	125	—
Prepayments	(2,289)	(1,952)
Other assets and liabilities, net	309	(1,218)

Net cash used in operating activities	(8,498)	(132,179)

Cash flows from investing activities:
Restricted cash	2,762	159
Acquisition of businesses, net of cash acquired	(554)	(15,453)
Capital expenditures	(11,409)	(9,463)
Purchases of equity method investment	—	(1,300)
Other, net	—	16

Net cash used in investing activities	(9,201)	(26,041)

Cash flows from financing activities:
Proceeds from stock options exercised	—	1,238
Cash dividends paid	(5,085)	(4,832)
Payment of employee tax withholdings on equity transactions	(4,546)	(3,065)

Net cash used in financing activities	(9,631)	(6,659)

Effect of exchange rate fluctuations on cash and cash equivalents	(3,107)	(5,024)

Net decrease in cash and cash equivalents	(30,437)	(169,903)
Cash and cash equivalents at beginning of period	123,030	234,531

Cash and cash equivalents at end of period	$92,593	$64,628

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except share and per share figures)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, accruals for consultant bonuses, allowance for doubtful accounts, interim effective tax rate, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, accruals related to the consolidation and closing of offices recorded in conjunction with the Company’s restructuring charges, stock-based compensation, and contingent liabilities. Given that global economies are undergoing a period of continued uncertainty, estimates are subject to a greater degree of uncertainty than usual and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010.

During the second quarter of 2010, the Company identified that it was not properly accounting for its non-controlling interest associated with its operations in China. As a result, the Company recorded a cumulative adjustment of $1.1 million in other non-operating expense. Additionally, the Company revised its prior year Condensed Consolidated Statements of Cash Flows to conform to the current year presentation, which had no effect on the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations for the prior period presented.

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

In April 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for the Company beginning on January 1, 2011, however, earlier adoption is permitted. The Company is currently evaluating the impact this adoption will have on its financial condition or results of operations.

3. Other Charges

The other charges of $4.2 million in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2010 consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of the Company’s lease obligations with its former London office which the Company vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from the Company in 2006.

4. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total stock-based compensation expense included in net income (loss)	$1,095	$4,643	$4,509	$10,670
Income tax benefit to stock-based compensation included in net income (loss)	$438	$1,857	$1,804	$4,268

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2010:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2009	1,214,520	$30.73
Granted	209,811	26.62
Vested and converted to common stock	(599,248)	34.76
Forfeited	(140,945)	26.81

Outstanding on June 30, 2010	684,138	$26.74

As of June 30, 2010, there was $9.0 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2 years.

Performance Stock Units

Performance stock unit activity for the six months ended June 30, 2010:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2009	104,023	$17.85
Granted	49,453	28.31
Vested and converted to common stock	—	—
Forfeited	(54,260)	21.23

Outstanding on June 30, 2010	99,216	$21.21

As of June 30, 2010, there was $0.9 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.8 years.

Non-qualified Stock Options

Non-qualified stock options for the six months ended June 30, 2010:

	Number of Non-qualified Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2009	510,000	$36.44	3.0	$8,505
Granted	—	—
Exercised	—	—
Expired	(128,538)	38.57
Forfeited	(13,318)	33.79

Outstanding on June 30, 2010	368,144	$35.79	2.9	$5,855

Exercisable on June 30, 2010	331,103	$36.09	2.4	$5,476

As of June 30, 2010, there was $0.3 million of pre-tax unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average of 0.5 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total grant date fair value of stock options vested	$21	$21	$666	$880
Total intrinsic value of stock options exercised	—	140	—	257

5. Restricted Cash

The Company had $1.6 million and $2.3 million at June 30, 2010 and December 31, 2009, respectively, of non-current restricted cash in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the terms of the lease agreements, which extend through 2019. Additionally, at December 31, 2009, the Company had $2.4 million of restricted cash in a U.S. dollar bank account pledged in support of a bank guarantee related to a tax audit in a European country. In the second quarter of 2010, the bank guarantee was cancelled resulting in the release of the $2.4 million restricted cash. See Note 16, Commitments and Contingencies, for a discussion of the tax audit.

6. Investments

The components of the Company’s investments are as follows:

	June 30, 2010	December 31, 2009
U.S. non-qualified deferred compensation plan	$6,906	$6,813
JobKoo	2,337	2,763
Warrants and equity securities	827	841

Total	$10,070	$10,417

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $6.7 million and $6.4 million as of June 30, 2010 and December 31, 2009, respectively. The Company’s joint venture investment in JobKoo is accounted for as an equity method investment. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2010 and December 31, 2009 based upon the short-term nature of the assets and liabilities.

8. Acquisitions

Bell McCaw Bampflyde Limited

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand for 0.8 million New Zealand dollars (equivalent to $0.5 million at June 30, 2010) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. The previous owner of Bell McCaw Bampflyde Limited, who is now an employee of Heidrick & Struggles, is eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. As a result, the Company accrued 1.4 million New Zealand dollars (equivalent to $0.9 million at June 30, 2010), representing the estimated fair value of future earnout payments as of the acquisition date. As part of the purchase price allocation, the Company recorded 0.2 million New Zealand dollars (equivalent to $0.1 million at June 30, 2010) of property and equipment, and 2.0 million New Zealand dollars (equivalent to $1.4 million at June 30, 2010) of goodwill. There were no intangibles recorded as part of this acquisition.

The acquisition was accounted for using the acquisition method of accounting for business combinations. The results of operations of Bell McCaw Bampflyde Limited are included in the consolidated financial statements as of the acquisition date. This acquisition is not considered material to the Company, and therefore, pro-forma information has not been presented.

Ray & Berndtson Sp. z o. o

At June 30, 2010, as a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray & Berndston Sp. z o. o acquisition and uncertainty regarding their future performance, the Company performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment. Under the acquisition method of accounting for business combinations, the Company recognized the fair value adjustment as other operating income in the Condensed Consolidated Statement of Operations. Additionally, the assessment triggered a review of the client relationship intangible assets associated with this acquisition, resulting in an impairment charge in the European region of $0.2 million, which is recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations.

9. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2010 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2009	$78,755	$24,270	$5,985	$109,010
Bell McCaw Bampfylde Limited acquisition	—	—	1,386	1,386
Exchange rate fluctuations	(54)	(3,291)	(278)	(3,623)

Balance at June 30, 2010	$78,701	$20,979	$7,093	$106,773

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	June 30, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	14.9	$17,642	$(11,567)	$6,075	$19,251	$(11,513)	$7,738
Candidate database	6.0	1,800	(1,125)	675	1,800	(975)	825
Other	5.1	202	(155)	47	202	(129)	73

Total intangible assets	14.0	$19,644	$(12,847)	$6,797	$21,253	$(12,617)	$8,636

As a result of the departure of certain consultants during the second quarter of 2010 and post acquisition performance associated with the Company’s acquisitions of Schwab Enterprise, LLC, 75 Search Partners, LLC, and Ray and Berndtson Sp. z o. o, the Company performed analyses of the remaining client relationship intangible assets related to these acquisitions. Based on these analyses, the Company recorded impairment charges of $0.5 million in the Americas region and $0.2 million in the European region during the second quarter of 2010 which are included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

Intangible asset amortization expense for the three months ended June 30, 2010 and 2009 was $0.3 million and $0.5 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2010 and 2009 was $0.7 million and $1.0 million, respectively. The estimated intangible amortization expense is $1.2 million for fiscal year 2010, $1.1 million for fiscal year 2011, $0.8 million for fiscal year 2012, $0.8 million for fiscal year 2013, and $0.7 million for fiscal year 2014. These amounts are based on intangible assets recorded as of June 30, 2010, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed Euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$31	$31	$65	$61
Interest cost	278	314	577	613
Amortization of net gain	(151)	(216)	(314)	(422)

Net periodic benefit cost	$158	$129	$328	$252

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and six months ended June 30, 2010.

11. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$2,672	$(15,767)	$1,126	$(34,694)
Weighted average common shares outstanding	17,487	16,981	17,337	16,751
Dilutive common shares	372	—	559	—

Weighted average diluted common shares outstanding	17,859	16,981	17,896	16,751

Basic earnings (loss) per common share	$0.15	$(0.93)	$0.06	$(2.07)
Diluted earnings (loss) per common share	$0.15	$(0.93)	$0.06	$(2.07)

Options to purchase 0.4 million and 0.5 million shares of common stock that were outstanding at June 30, 2010 and 2009, respectively, were excluded from the respective computations of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. For the three and six months ended June 30, 2009, there were approximately 0.7 million and 0.8 million dilutive common shares, respectively, that were excluded from the computation of the loss per common share because the effect of their inclusion would be anti-dilutive as a result of the Company’s net loss position.

12. Restructuring Charges

During the second quarter of 2010, one of the Company’s subtenants defaulted on its sublease at a previously restructured office. As a result, the Company revised its estimated remaining obligation for this lease and recorded a restructuring charge of $0.7 million in the Americas region.

The accrued restructuring charges at June 30, 2010, consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2010 will be $1.6 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the six months ended June 30, 2010 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2009	$1,527	$2,741	$4,268
Restructuring charges	(38)	739	701
Cash payments	(637)	(1,183)	(1,820)
Adjustments	—	(28)	(28)
Exchange rate fluctuations	(81)	(74)	(155)

Accrual balance at June 30, 2010	$771	$2,195	$2,966

13. Income Taxes

In the second quarter of 2010, the Company reported income before taxes of $5.3 million and recorded an income tax provision of $2.7 million. The Company’s effective income tax rate for the second quarter of 2010 was 49.9%, which reflects an adjusted full-year expected annualized tax rate of approximately 52 percent, up from the first quarter 2010 adjusted full-year expected annualized tax rate of approximately 48 percent. The increase in the anticipated full-year annualized tax rate from the first quarter is primarily due to a change in the projection and mix of income earned worldwide.

For the first six months of 2010, the Company reported income before taxes of $1.8 million and recorded an income tax provision of $0.7 million. The Company’s effective income tax rate for the six months ended June 30, 2010 was 38.8%, up from a tax benefit rate in the first quarter of 55.7%. The change to the tax rate from the first quarter was a result of a change in the projection and mix of income earned worldwide and a more significant impact from unbenefited losses.

In the second quarter of 2009, the Company reported a loss before taxes of $14.9 million and recorded an income tax provision of $0.9 million. The Company’s effective income tax rate for the second quarter of 2009 was 5.7%, which reflected an adjusted full-year expected annualized tax benefit rate of approximately 27 percent, down from approximately 42 percent benefit rate in the first quarter 2009. The lower expected annualized tax rate was a result of a change in the projection and mix of income earned worldwide including additional unbenefited foreign losses and the recording of valuation allowance on certain deferred tax assets.

For the first six months of 2009, the Company reported a loss before taxes of $47.5 million and recorded an income tax benefit of $12.8 million. The Company’s effective income tax benefit rate for the six months ended June 30, 2009 was 27%, down from approximately 42 percent benefit rate in the first quarter 2009. The lower tax rate was a result of a change in the projection and mix of income earned worldwide including additional unbenefited foreign losses and the recording of valuation allowance on certain deferred tax assets.

14. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring and impairment charges and other operating income are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating income (loss) excluding restructuring and impairment charges and other operating income more appropriately reflects the Company’s core operations. In the second quarter of 2010, restructuring and impairment charges of $0.7 million were recorded in the Americas region and other operating income of $1.1 million was recorded in the European region. By segment, the restructuring and impairment charges recorded in the first six months of 2009 were $13.0 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Global Operations Support.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Americas	$65,062	$48,333	$122,576	$94,720
Europe	31,721	27,490	64,524	55,562
Asia Pacific	29,288	17,292	52,639	31,974

Revenue before reimbursements (net revenue)	126,071	93,115	239,739	182,256
Reimbursements	4,589	4,507	9,275	9,065

Total	$130,660	$97,622	$249,014	$191,321

Operating income (loss):
Americas	$13,822	$5,107	$18,222	$(2,367)
Europe	486	1,426	(3,504)	(1,208)
Asia Pacific	7,051	2,217	10,372	1,150

Total regions	21,359	8,750	25,090	(2,425)
Global Operations Support	(14,137)	(8,226)	(21,644)	(16,069)

Operating income (loss) before restructuring and impairment charges and other operating income	7,222	524	3,446	(18,494)
Restructuring and impairment charges	(701)	(12,077)	(701)	(25,439)
Other operating income	1,072	—	1,072	—

Total	$7,593	$(11,553)	$3,817	$(43,933)

Depreciation and amortization:
Americas	$1,457	$1,355	$2,638	$2,717
Europe	821	592	3,232	1,143
Asia Pacific	513	603	1,101	1,180

Total regions	2,791	2,550	6,971	5,040
Global Operations Support	111	375	224	543

Total	$2,902	$2,925	$7,195	$5,583

Capital expenditures:
Americas	$1,853	$1,069	$2,463	$7,791
Europe	6,426	84	8,513	670
Asia Pacific	223	56	352	743

Total regions	8,502	1,209	11,328	9,204
Global Operations Support	40	13	81	259

Total	$8,542	$1,222	$11,409	$9,463

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	June 30, 2010	December 31, 2009
Identifiable assets:
Americas	$250,465	$249,101
Europe	115,675	128,086
Asia Pacific	86,984	77,583

Total regions	453,124	454,770
Global Operations Support	19,880	20,077

Total	$473,004	$474,847

Goodwill and other intangible assets, net:
Americas	$82,438	$83,373
Europe	23,619	27,792
Asia Pacific	7,513	6,481

Total	$113,570	$117,646

15. Guarantees

The Company had provided a bank guarantee to a European country’s tax authority in the amount of the tax authority’s audit assessment plus post-assessment interest as required by law. In the second quarter of 2010, the bank guarantee was cancelled resulting in the release of the associated restricted cash balance on the Condensed Consolidated Balance Sheet. See Note 5, Restricted Cash.

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2019. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.6 million as of June 30, 2010. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

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

European Tax Audit

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.3 million at June 30, 2010), consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). No penalty was included in this assessment. The Company appealed this final assessment, and the enforcement of the assessment was suspended until a final determination of all appeals. The Company provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 5, Restricted Cash and Note 15, Guarantees.

On March 4, 2009, the Company received notification that the Company’s appeal with respect to the withholding tax portion of the assessment had been decided in its favor, thereby canceling that assessment. On September 8, 2009, the Company was notified that the March 4, 2009 ruling was definitive and final. The Company has recovered approximately €4.1 million of the original €5.7 million bank guarantee related to the withholding tax appeal, and it is seeking to recover appeal-related expenses from the tax authority. On November 24, 2009, the Company received notification that its appeal with respect to the VAT portion of the assessment had been decided in its favor, thereby canceling that assessment. On May 6, 2010, the Company was notified that the VAT ruling was definitive and final and the €1.5 million guarantee has been released to the Company.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2009. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.8 million at June 30, 2010). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

Employee Litigation

In March 2010, a court of appeals in Europe reversed a 2008 lower court ruling and entered judgment in favor of a former employee. The former employee was separated from the Company in 2006 and subsequently commenced litigation, which resulted in 2008’s ruling in the Company’s favor. As a result of the 2010 reversal, the Company recorded a charge of $1.0 million reflecting the cost of the award, net of insurance coverage for which the Company has received commitments at this time. This amount is a component of other charges on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2010. The Company is evaluating its options for an appeal to a higher court as well as the availability of additional insurance coverage.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract and retain qualified executive search consultants; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; an impairment of our goodwill and other intangible assets; delays in the development and/or implementation of new technology and systems; and the ability to meet and achieve the expected savings resulting from cost-reduction initiatives and restructuring activities. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2009 under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of 343 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

2010 Outlook

We are currently forecasting 2010 net revenue of between $460 million and $485 million and an operating margin of between 3 and 5 percent. However, continued macroeconomic uncertainty and volatility in the capital markets could materially impact our 2010 forecast.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.6	4.8	3.9	5.0

Total revenue	103.6	104.8	103.9	105.0
Operating expenses (income):
Salaries and employee benefits	68.2	69.4	70.5	79.0
General and administrative expenses	26.1	30.1	26.3	31.2
Other charges	—	—	1.8	—
Reimbursements	3.6	4.8	3.9	5.0
Restructuring and impairment charges	0.6	13.0	0.3	14.0
Other operating income	(0.9)	—	(0.4)	—

Total operating expenses	97.6	117.2	102.3	129.1

Operating income (loss)	6.0	(12.4)	1.6	(24.1)

Non-operating income (expense):
Interest income, net	0.2	0.2	0.2	0.5
Other, net	(2.0)	(3.8)	(1.0)	(2.4)

Net non-operating expense	(1.8)	(3.6)	(0.8)	(2.0)

Income (loss) before income taxes	4.2	(16.0)	0.8	(26.1)
Provision for (benefit from) income taxes	2.1	0.9	0.3	(7.0)

Net income (loss)	2.1%	(16.9)%	0.5%	(19.0)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring and impairment charges, and other operating income are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring and impairment charges and other operating income, more appropriately reflects our core operations. In the second quarter of 2010, restructuring and impairment charges of $0.7 million were recorded in the Americas region and other operating income of $1.1 million was recorded in the European region. By segment, the restructuring and impairment charges recorded in the first six months of 2009 were $13.0 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Global Operations Support.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Americas	$65,062	$48,333	$122,576	$94,720
Europe	31,721	27,490	64,524	55,562
Asia Pacific	29,288	17,292	52,639	31,974

Revenue before reimbursements (net revenue)	126,071	93,115	239,739	182,256
Reimbursements	4,589	4,507	9,275	9,065

Total	$130,660	$97,622	$249,014	$191,321

Operating income (loss):
Americas	$13,822	$5,107	$18,222	$(2,367)
Europe	486	1,426	(3,504)	(1,208)
Asia Pacific	7,051	2,217	10,372	1,150

Total regions	21,359	8,750	25,090	(2,425)
Global Operations Support	(14,137)	(8,226)	(21,644)	(16,069)

Operating income (loss) before restructuring and impairment charges and other operating income	7,222	524	3,446	(18,494)
Restructuring and impairment charges	(701)	(12,077)	(701)	(25,439)
Other operating income	1,072	—	1,072	—

Total	$7,593	$(11,553)	$3,817	$(43,933)

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Total revenue. Consolidated total revenue increased $33.0 million, or 33.8%, to $130.7 million in 2010 from $97.6 million in 2009. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $33.0 million, or 35.4%, to $126.1 million for the three months ended June 30, 2010 from $93.1 million for the three months ended June 30, 2009. The positive impact of exchange rate fluctuations resulted in approximately 2 percentage points of the increase. Net revenue increased in all regions with strong performance from the Financial Services and Global Technology and Services practices. The number of confirmed executive searches increased 28.2% compared to the second quarter of 2009. The number of consultants was 343 as of June 30, 2010 compared to 380 as of June 30, 2009. Productivity, as measured by annualized net revenue per consultant, was $1.4 million in the second quarter of 2010 compared to $0.9 million in the second quarter of 2009, and average revenue per executive search was $108,600 in the 2010 second quarter compared to $102,700 in the 2009 second quarter.

Net revenue in the Americas was $65.1 million for the three months ended June 30, 2010, an increase of $16.7 million, or 34.6%, from $48.3 million in the second quarter of 2009. Net revenue in Europe was $31.7 million for the three months ended June 30, 2010, an increase of $4.2 million, or 15.4%, from $27.5 million in the second quarter of 2009. The negative impact of exchange rate fluctuations offset the increase in net revenue by approximately 4 percentage points in the second quarter of 2010. In Asia Pacific, net revenue was $29.3 million for the three months ended June 30, 2010, an increase of $12.0 million, or 69.4%, from $17.3 million in the second quarter of 2009. The positive impact of exchange rate fluctuations resulted in approximately 10 percentage points of the net revenue increase in the second quarter of 2010.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $21.4 million, or 33.1%, to $86.0 million for the three months ended June 30, 2010 from $64.6 million for the three months ended June 30, 2009. The increase in salaries and employee benefits expense is primarily a result of a $22.7 million increase in performance-related compensation expense reflecting higher bonus accruals associated with higher net revenue, offset by a $1.3 million decrease in fixed compensation. In the second quarter 2010, we issued special recognition awards to certain of our consultants in order to incentivize future service to the Company which resulted in additional fixed compensation expense of $2.0 million. Additionally, severance expense increased $1.0 million and other compensation increased $0.6 million. This additional expense was offset by a $3.6 million decrease in stock-based compensation expense as a result of significant forfeitures in the second quarter of 2010 and an overall decrease in the amount of equity awards granted in 2009 and 2010. Amortization of deferred cash compensation also decreased $1.3 million. At June 30, 2010 we had 1,432 total employees, compared to 1,429 total employees as of June 30, 2009.

Excluding a negative impact of $0.6 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by approximately 32 percent compared to the same quarter in 2009.

As a percentage of net revenue, salaries and employee benefits expense was 68.2% in the second quarter of 2010, compared to 69.4% in the second quarter of 2009.

General and administrative expenses. Consolidated general and administrative expenses increased $4.9 million, or 17.3%, to $32.9 million for the three months ended June 30, 2010 from $28.0 million for the three months ended June 30, 2009. The increase primarily reflects $2.5 million of expense related to the worldwide consultants’ meeting held in the second quarter of 2010, an increase of $0.8 million in travel expenses due to training and business development initiatives reinstated in 2010, and $2.2 million in fees for professional services primarily related to the ongoing development of our internal search system, other systems development projects and non-recurring legal costs incurred in the second quarter of 2010. Additionally, we recorded impairment charges of $0.7 million associated with intangible assets related to our Schwab Enterprise, LLC, 75 Search Partners, LLC and Ray and Berndtson Sp. z o. o acquisitions and $0.2 million of other operating and infrastructure expenses. These increases were partially offset by decreases in premise-related costs and depreciation expense of $1.5 million as a result of favorable lease renewals and lease terminations in the Americas and European regions.

The impact of exchange rate fluctuations on consolidated general and administrative expenses for the three months ended June 30, 2010 was immaterial.

As a percentage of net revenue, general and administrative expenses were 26.1% in the second quarter of 2010 compared to 30.1% in the second quarter of 2009.

Restructuring and impairment charges. During the second quarter of 2010, one of our subtenants defaulted on its sublease at a previously restructured office. As a result, we revised our estimated remaining obligation for this lease and recorded a restructuring charge of $0.7 million in the Americas region. In the second quarter of 2009, we recorded restructuring charges of $8.3 million in connection with initiatives to reduce our overall costs and improve operational efficiencies. These charges related to severance and other employee-related costs associated with reductions in our workforce of 138 employees globally. By segment, the restructuring charges recorded in the second quarter of 2009 were $2.9 million in the Americas, $3.4 million in Europe, $1.5 million in Asia Pacific and $0.5 million in Global Operations Support. Additionally, following our workforce reductions in January and May of 2009, and as a result of continued uncertainty in our business and the broader economy, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge in the Americas region of $3.8 million during the second quarter of 2009.

Other operating income. As a result of lower than expected 2010 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition and uncertainty regarding their future performance, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment.

Operating income (loss). Consolidated operating income was $7.6 million for the three months ended June 30, 2010 compared to operating loss of $11.6 million for the three months ended June 30, 2009. The increase in operating income is primarily due to an increase in net revenue of $33.0 million, a decrease in restructuring and impairment charges of $11.4 million and other operating income of $1.1 million, offset by increases in salaries and employee benefits expense of $21.4 million and general and administrative expenses of $4.9 million.

For segment purposes, restructuring and impairment charges and other operating income are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring and impairment charges and other operating income more appropriately reflects our core operations.

         In the Americas, operating income for the three months ended June 30, 2010 increased $8.7 million to $13.8 million from $5.1 million for the three months ended June 30, 2009. The increase is due to higher net revenue of $16.7 million and lower general and administrative expenses of $0.8 million, offset by an $8.8 million increase in salaries and employee benefits expense. Additionally, salaries and employee benefits expense within the Americas benefited by $1.1 million related to a reallocation of search and corporate support expenses to Global Operations Support.

In Europe, operating income for the three months ended June 30, 2010 decreased $0.9 million to $0.5 million from $1.4 million for the three months ended June 30, 2009. The decrease is due to increases in salaries and employee benefits expense of $4.6 million and general and administrative expenses of $0.5 million offset by higher net revenue of $4.2 million. The increase in salaries and employee benefits expense primarily reflects higher bonus accruals associated with higher net revenue levels in the second quarter ended June 30, 2010.

In Asia Pacific, operating income for the three months ended June 30, 2010 increased $4.8 million to $7.0 million from $2.2 million for the three months ended June 30, 2009. The increase is due to higher net revenue of $12.0 million offset by a $5.9 million increase in salaries and employee benefits expense and a $1.3 million increase in general and administrative expenses.

Global Operations Support expenses for the three months ended June 30, 2010 increased $5.9 million or 71.9% to $14.1 million from $8.2 million for the three months ended June 30, 2009. Compensation expense increased $2.1 million and general and administrative expenses increased $3.8 million. The increase in compensation expense is primarily due to $1.1 million of search and corporate support expenses previously provided through the America’s region that is now provided through our Global Business Services group and $1.0 million of severance expense. The increase in general and administrative expenses is due to $2.5 million related to the worldwide consultants’ meeting held in the second quarter of 2010, $1.0 million in fees for professional services and $0.3 million in other operating and infrastructure expenses.

Net non-operating income (expense). Net non-operating expense was $2.3 million for the three months ended June 30, 2010 compared to net non-operating expense of $3.4 million for the three months ended June 30, 2009.

Net interest income was $0.2 million in the second quarter of 2010 and 2009. Net other non-operating expense was $2.4 million for the three months ended June 30, 2010, compared to $3.5 million of expense for the three months ended June 30, 2009. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. Additionally, during the second quarter of 2010, we identified that we were not properly accounting for our non-controlling interest associated with our operations in China. As a result, we recorded a cumulative adjustment of $1.1 million in net other non-operating expense. During the second quarter of 2009, we wrote-off our investment in VisualCV, Inc. of $3.0 million.

Income taxes. In the second quarter of 2010, we reported income before taxes of $5.3 million and recorded an income tax provision of $2.7 million. Our effective income tax rate for the second quarter of 2010 was 49.9%, which reflects an adjusted full-year expected annualized tax rate of approximately 52 percent, up from the first quarter 2010 adjusted full-year expected annualized tax rate of approximately 48 percent. The increase in the anticipated full-year annualized tax rate from first quarter is primarily due to a change in the projection and mix of income earned worldwide.

In the second quarter of 2009, we reported a loss before taxes of $14.9 million and recorded an income tax provision of $0.9 million. Our effective income tax rate for the second quarter of 2009 was 5.7%, which reflected an adjusted full-year expected annualized tax benefit rate of approximately 27 percent, down from approximately 42 percent benefit rate in the first quarter 2009. The lower expected annualized tax rate was a result of a change in the projection and mix of income earned worldwide including additional unbenefited foreign losses and the recording of valuation allowance on certain deferred tax assets.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Total revenue. Consolidated total revenue increased $57.7 million, or 30.2%, to $249.0 million in 2010 from $191.3 million in 2009. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $57.5 million, or 31.5%, to $239.7 million for the six months ended June 30, 2010 from $182.3 million for the six months ended June 30, 2009. The positive impact of exchange rate fluctuations resulted in approximately 4 percentage points of the increase. Net revenue increased in all regions with strong performance in the Financial Services, Global Technology and Services and Consumer practices. The number of confirmed executive searches increased 27.5% compared to the six months ended 2009. The number of consultants was 343 as of June 30, 2010 compared to 380 as of June 30, 2009. Productivity, as measured by annualized net revenue per consultant, increased to $1.3 million in the six months ended 2010 from $0.9 million in the six months ended 2009, and average revenue per executive search was $103,500 for the six months ended June 30, 2010 compared to $100,800 in for the six months ended June 30, 2009.

Net revenue in the Americas was $122.6 million for the six months ended June 30, 2010, an increase of $27.9 million, or 29.4%, from $94.7 million for the six months ended June 30, 2009. Net revenue in Europe was $64.5 million for the six months ended June 30, 2010, an increase of $9.0 million, or 16.1%, from $55.6 million for the six months ended June 30, 2009. The positive impact of exchange rate fluctuations resulted in approximately 2 percentage points of the revenue increase for the six months ended 2009. In Asia Pacific, net revenue was $52.6 million for the six months ended June 30, 2010, an increase of $20.7 million, or 64.6%, from $32.0 million for the six months ended June 30, 2009. The positive impact of exchange rate fluctuations resulted in approximately 13 percentage points of the revenue increase for the six months ended June 30, 2010.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $25.2 million, or 17.5%, to $169.1 million for the six months ended June 30, 2010 from $143.9 million for the six months ended June 30, 2009. The increase in salaries and employee benefits expense is primarily a result of a $35.9 million increase in performance-related compensation expense reflecting higher bonus accruals associated with higher net revenue, offset by a $10.7 million decrease in fixed compensation. In the second quarter 2010, we issued special recognition awards to certain of our consultants in order to incentivize future service to the Company which resulted in additional fixed compensation expense of $2.0 million. Additionally, severance expense increased $0.7 million. This additional expense was offset by a $6.3 million decrease in stock-based compensation expense as a result of significant forfeitures in the six months ended June 30, 2010 and an overall decrease in the amount of equity awards granted in 2009 and 2010. Amortization of deferred cash compensation decreased $3.3 million, base compensation expense decreased $2.8 million and other compensation expense decreased $1.0 million. At June 30, 2010 we had 1,432 total employees, compared to 1,429 total employees as of June 30, 2009.

Excluding a negative impact of $4.5 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by approximately 14 percent compared to the six months ended June 30, 2009.

As a percentage of net revenue, salaries and employee benefits expense was 70.5% in the first six months of 2010, compared to 79.0% in the first six months of 2009.

General and administrative expenses. Consolidated general and administrative expenses increased $6.2 million, or 10.8%, to $63.0 million for the six months ended June 30, 2010 from $56.8 million for the six months ended June 30, 2009. The increase primarily reflects $2.5 million of expense related to the worldwide consultants’ meeting held in the second quarter of 2010, an increase of $2.2 million in travel expenses due to training and business development initiatives reinstated in 2010 and $2.9 million in fees for professional services primarily related to the ongoing development of our internal search system, other systems development projects and non-recurring legal costs incurred in the second quarter of 2010. Additionally, in the second quarter of 2010, we recorded impairment charges of $0.7 million associated with intangible assets related to our Schwab Enterprise, LLC, 75 Search Partners, LLC and Ray and Berndtson Sp. z o. o acquisitions. These increases were partially offset by decreases in premise-related costs and depreciation expense of $1.2 million as a result of favorable lease renewals and lease terminations in the Americas and European regions and $0.9 million of other operating and infrastructure expenses.

Excluding a negative impact of $1.4 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by approximately 8 percent compared to the six months ended June 30, 2009.

As a percentage of net revenue, general and administrative expenses were 26.3% in the first six months of 2009, compared to 31.2% in the first six months of 2009.

Other charges. The other charges of $4.2 million for the six months ended June 30, 2010 consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations with our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Restructuring and impairment charges. During the six months ended June 30, 2010, one of our subtenants defaulted on its sublease at a previously restructured office. As a result, we revised our estimated remaining obligation for this lease and recorded an additional restructuring charge of $0.7 million in the Americas region. In the six months ended June 30, 2009, we recorded restructuring charges of $21.6 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in our workforce of 335 employees globally. By segment, the restructuring charges recorded for the six months ended June 30, 2009 were $9.2 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Global Operations Support. Additionally, as a result of our workforce reductions in January and May 2009 and continued business and economic uncertainty, during the second quarter of 2009, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge in the Americas region of $3.8 million in the second quarter of 2009.

Other operating income. As a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition and uncertainty regarding their future performance, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment.

Operating income (loss). Our consolidated operating income was $3.8 million for the six months ended June 30, 2010 compared to an operating loss of $43.9 million for the six months ended June 30, 2009. The increase in operating income is primarily due to an increase in net revenue of $57.5 million, a decrease in restructuring and impairment charges of $24.7 million and other operating income of $1.1 million, offset by increases in salaries and employee benefits expense of $25.2 million, general and administrative expenses of $6.2 million and other charges of $4.2 million.

For segment purposes, restructuring and impairment charges and other operating income are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring and impairment charges and other operating income more appropriately reflects our core operations.

The Americas reported operating income of $18.2 million for the six months ended June 30, 2010, compared to an operating loss of $2.4 million for the six months ended June 30, 2009. The increase is due to higher net revenue of $27.9 million and lower general and administrative expenses of $2.9 million offset by a $10.2 million increase in salaries and employee benefits expense. Additionally, salaries and employee benefits expense within the Americas benefited by $1.1 million related to a reallocation of search and corporate support expenses to Global Operations Support.

Europe reported an operating loss of $3.5 million for the six months ended June 30, 2010, compared to an operating loss of $1.2 million for the six months ended June 30, 2009. The increase in operating loss is due to a $4.3 million increase in salaries and employee benefits expense, other charges of $4.2 million and a $2.8 million increase in general and administrative. These increases were partially offset by a $9.0 million increase in net revenue. The increase in salaries and employee benefits expense primarily reflects higher bonus accruals associated with higher net revenue levels in the six months ended June 30, 2010. Other charges of $4.2 million include, $3.2 million related to exit and settlement expenses for a lease obligation at our former London office, and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Asia Pacific reported operating income of $10.4 million for the six months ended June 30, 2010, an increase of $9.2 million compared to $1.2 million for the six months ended June 30, 2009. The increase is due to higher net revenue of $20.7 million offset by a $9.2 million increase in salaries and employee benefits expense and a $2.3 million increase in general and administrative expenses.

Global Operations Support expenses for the six months ended June 30, 2010 were $21.6 million, an increase of $5.5 million, compared to $16.1 million for the six months ended June 30, 2009. General and administrative expenses increased $3.9 million and salaries and employee benefits expense increased $1.6 million. The increase in general and administrative expense is due to $2.5 million related to the worldwide consultants’ meeting held in the second quarter of 2010, $1.1 million in fees for professional services, and $0.3 million of other operating and infrastructure expenses. The increase in compensation expense is primarily due to $1.1 million of search and corporate support expenses previously provided through the Americas region that is now provided through our Global Business Services group in the second quarter of 2010, $1.2 million of severance expense, and $0.2 million of increased base compensation expense, offset by a $0.5 million decrease in performance-related compensation expense and $0.4 million related to a reduction in stock-based compensation expense due to increased forfeitures.

Net non-operating income (expense). Net non-operating expense was $2.0 million for the six months ended June 30, 2010 compared to net non-operating expense of $3.6 million for the six months ended June 30, 2009.

Net interest income was $0.4 million for the six months ended June 30, 2010 compared to $0.8 million for the six months ended June 30, 2009. Interest income decreased primarily due to a lower cash balance during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Net other non-operating expense was $2.4 million for the six months ended June 30, 2010, compared to net other non-operating expense of $4.4 million for the six months ended June 30, 2009. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. Additionally, during the second quarter of 2010, we identified that we were not properly accounting for our non-controlling interest associated with our operations in China. As a result, we recorded a cumulative adjustment of $1.1 million in net other non-operating expense. During the second quarter of 2009, we wrote-off our investment in VisualCV, Inc. of $3.0 million.

Income taxes. For the first six months of 2010, we reported income before taxes of $1.8 million and recorded an income tax provision of $0.7 million. Our effective income tax rate for the six months ended June 30, 2010 was 38.8%, up from a tax benefit rate in the first quarter of 55.7%. The change to the tax rate from the first quarter was a result of a change in the projection and mix of income earned worldwide and a more significant impact from unbenefited losses.

For the first six months of 2009, we reported a loss before taxes of $47.5 million and recorded an income tax benefit of $12.8 million. Our effective income tax benefit rate for the six months ended June 30, 2009 was 27.0%, down from approximately 42 percent benefit rate in the first quarter 2009. The lower tax rate was a result of a change in the projection and mix of income earned worldwide including additional unbenefited foreign losses, and the recording of valuation allowance on certain deferred tax assets.

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

Lines of credit. Since April 2009, we have had a $75 million committed unsecured revolving credit facility (the “Facility”). Under the Facility, we may borrow U.S. dollars, euros, or other major traded currencies as agreed by the lenders. Borrowings under the Facility bear interest at the existing Alternate Base Rate or at LIBOR plus a spread as determined by our leverage ratio. A fee is charged by the lenders even if no portion of the Facility is used. The Facility expires in October 2011.

There were no borrowings during the quarters ended June 30, 2010 or 2009, nor were there any outstanding balances under the Facility at either June 30, 2010 or December 31, 2010. During the quarters ended June 30, 2010 and 2009, we were in compliance with the financial covenants of the Facility and no event of default existed. As a result of the restructuring charge recorded in the quarter ended March 31, 2009, we were not in compliance with one of the financial covenants of the Facility. As a result, we entered into an amendment of the Facility and the lenders waived compliance for that quarter.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2010, December 31, 2009 and June 30, 2009 were $92.6 million, $123.0 million and $64.6 million, respectively.

Cash flows from operating activities. For the six months ended June 30, 2010, cash used in operating activities was $8.5 million, principally reflecting an increase in trade and other receivables, cash bonus payments of approximately $47 million and restructuring payments of $1.8 million partially offset by 2010 bonus accruals.

For the six months ended June 30, 2009, cash used in operating activities was $132.2 million, principally reflecting our net loss of $34.7 million, cash bonus payments and the associated payroll taxes of $127.0 million, and restructuring payments of $17.0 million during the first six months of 2009.

Cash flows from investing activities. Cash used in investing activities was $9.2 million for the six months ended June 30, 2010 primarily due to capital expenditures of $11.4 million and $0.6 million related to the Bell McCaw Bampfylde Limited acquisition.

Cash used in investing activities was $26.0 million for the six months ended June 30, 2009 primarily due to acquisition earn-out payments of $12.8 million, the Ray & Berndtson SP z o. o acquisition of $2.6 million, capital expenditures of $9.5 million and $1.3 million related to the second payment for our investment in JobKoo.

Cash flows from financing activities. Cash used in financing activities for the six months ended June 30, 2010 was $9.6 million primarily due to $5.1 million of quarterly cash dividends to shareholders and $4.5 million of payments for employee tax withholdings on equity transactions.

Cash used in financing activities for the six months ended June 30, 2009 was $6.7 million primarily due to $4.8 million of quarterly cash dividends to shareholders and $3.1 million of payments for employee tax withholdings on equity transactions, offset by $1.2 million of proceeds from stock options exercised during the period.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, accruals for consultant bonuses, stock-based compensation, accruals related to the consolidation and closing of offices recorded as part of our restructuring charges, income taxes, goodwill and other intangible assets, contingent liabilities, and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010.

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

In April 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for us beginning on January 1, 2011, however, earlier adoption is permitted. We are currently evaluating the impact this adoption will have on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2010 by less than $0.1 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

Except as described below, there has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is in the process of implementing a new global financial reporting system. The first phase of the implementation was completed in the Americas region during the second quarter of 2010. During this period, legacy financial information for the Americas was migrated to the new system, which resulted in the modification of certain controls, procedures and processes. In connection with the implementation, the Company performed significant pre-implementation planning, design and testing. The Company also conducts post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting, and the Company has not experienced any significant internal control issues in connection with the Americas implementation. During the third quarter of 2010, the Company plans to complete the next phases of the implementation with the migration of its Europe and Asia Pacific regions.

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

European Tax Audit

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. On November 24, 2006, the examining tax authority issued a final assessment in the amount of €4.3 million (equivalent to $5.3 million at June 30, 2010), consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). No penalty has been included in this assessment. We appealed this final assessment, and the enforcement of the assessment was suspended until a final determination of all appeals. We provided a bank guarantee to the tax authority in the amount of the final assessment plus post-assessment interest as required by local law. See Note 5, Restricted Cash and Note 15, Guarantees.

On March 4, 2009, we received notification that our appeal with respect to the withholding tax portion of the assessment had been decided in our favor, thereby canceling that assessment. On September 8, 2009, we were notified that the March 4, 2009 ruling was definitive and final. We have recovered approximately €4.1 million of the original €5.7 million bank guarantee related to the withholding tax appeal, and we are seeking to recover appeal-related expenses from the tax authority. On November 24, 2009, we received notification that our appeal with respect to the VAT portion of the assessment had been decided in our favor, thereby canceling that assessment. On May 6, 2010, we were notified that the VAT ruling was definitive and final and the €1.5 million guarantee has been released.

UK Employee Benefits Trust

         On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2009. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.8 million at June 30, 2010). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

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

Date: August 4, 2010

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ SCOTT J. KRENZ
Scott J. Krenz
Executive Vice President & Chief Financial Officer