Form 10-Q
period 2010-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2010-11-09
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 4, 2010, there were 17,537,540 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK  & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$122,763	$123,030
Restricted cash	387	2,402
Accounts receivable, less allowance for doubtful accounts of $6,378 and $4,854 at September 30, 2010 and December 31, 2009, respectively	114,318	64,224
Other receivables	7,041	7,964
Prepaid expenses	19,662	15,916
Other current assets	1,408	1,693
Income taxes recoverable	13,249	15,649
Deferred income taxes	10,007	10,576

Total current assets	288,835	241,454
Non-current assets:
Property and equipment, net	34,231	26,092
Restricted cash	1,438	2,250
Assets designated for retirement and pension plans	24,204	25,502
Investments	10,321	10,417
Other non-current assets	8,260	6,843
Goodwill	109,777	109,010
Other intangible assets, net	6,801	8,636
Deferred income taxes	41,140	44,643

Total non-current assets	236,172	233,393

Total assets	$525,007	$474,847

Current liabilities:
Accounts payable	$10,178	$5,948
Accrued salaries and employee benefits	115,240	65,096
Other current liabilities	37,322	37,812
Income taxes payable	2,040	3,070
Deferred income taxes	2,296	1,867

Total current liabilities	167,076	113,793
Non-current liabilities:
Retirement and pension plans	30,286	31,687
Other non-current liabilities	40,057	38,515

Total non-current liabilities	70,343	70,202

Total liabilities	237,419	183,995

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2010 and December 31, 2009	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,537,540 and 17,072,517 shares outstanding at September 30, 2010 and December 31, 2009, respectively	196	196
Treasury stock at cost, 2,048,237 and 2,513,260 shares at September 30, 2010 and December 31, 2009, respectively	(70,263)	(86,419)
Additional paid in capital	244,587	260,256
Retained earnings	96,172	101,091
Accumulated other comprehensive income	16,896	15,728

Total stockholders’ equity	287,588	290,852

Total liabilities and stockholders’ equity	$525,007	$474,847

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	$126,129	$103,523	$365,868	$285,779
Reimbursements	5,099	4,747	14,374	13,812

Total revenue	131,228	108,270	380,242	299,591
Operating expenses (income):
Salaries and employee benefits	88,324	68,184	257,449	212,110
General and administrative expenses	32,505	28,623	95,455	85,447
Other charges	—	—	4,218	—
Reimbursed expenses	5,099	4,747	14,374	13,812
Restructuring and impairment charges	920	—	1,621	25,439
Other operating income	—	—	(1,072)	—

Total operating expenses	126,848	101,554	372,045	336,808

Operating income (loss)	4,380	6,716	8,197	(37,217)
Non-operating income (expense):
Interest income, net	157	64	573	912
Other, net	733	470	(1,661)	(3,974)

Net non-operating income (expense)	890	534	(1,088)	(3,062)

Income (loss) before income taxes	5,270	7,250	7,109	(40,279)
Provision for (benefit from) income taxes	4,086	2,842	4,799	(9,993)

Net income (loss)	$1,184	$4,408	$2,310	$(30,286)

Basic weighted average common shares outstanding	17,524	17,030	17,400	16,845
Diluted weighted average common shares outstanding	17,793	17,635	17,862	16,845
Basic earnings (loss) per common share	$0.07	$0.26	$0.13	$(1.80)
Diluted income (loss) per common share	$0.07	$0.25	$0.13	$(1.80)
Cash dividends paid per share	$0.13	$0.13	$0.39	$0.39

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	19,586	$196	2,513	$(86,419)	$260,256	$101,091	$15,728	$290,852
Net income	—	—	—	—	—	2,310	—	2,310
Other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	—	—	—	384	384
Foreign currency translation adjustment	—	—	—	—	—	—	784	784

Other comprehensive income	—	—	—	—	—	2,310	1,168	3,478

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	6,124	—	—	6,124
Vesting of restricted stock units, net of tax witholdings	—	—	(452)	15,717	(20,328)	—	—	(4,611)
Re-issuance of treasury stock	—	—	(13)	439	(139)	—	—	300
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(6,829)	—	(6,829)
Dividend equivalents on restricted stock units	—	—	—	—	—	(400)	—	(400)
Tax deficit related to stock-based compensation	—	—	—	—	(1,326)	—	—	(1,326)

Balance at September 30, 2010	19,586	$196	2,048	$(70,263)	$244,587	$96,172	$16,896	$287,588

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,310	$(30,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,324	8,360
Write-off of investment	—	2,977
Write-off of software development project	—	1,329
Deferred income taxes	3,151	(6,214)
Net realized and unrealized losses on investments	1,017	1,831
Stock-based compensation expense	6,027	15,027
Other operating income	(1,072)	—
Impairment charge	—	3,849
Restructuring charges	1,621	21,590
Cash paid for restructuring charges	(2,818)	(23,439)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(47,730)	(4,350)
Accounts payable	4,675	(152)
Accrued expenses	51,021	(101,975)
Income taxes payable, net	1,317	(8,568)
Retirement and pension assets and liabilities	125	—
Prepayments	(3,712)	(1,556)
Other assets and liabilities, net	(2,315)	1,538

Net cash provided by (used in) operating activities	22,941	(120,039)

Cash flows from investing activities:
Restricted cash	2,762	(483)
Acquisition of businesses, net of cash acquired	(554)	(15,453)
Capital expenditures	(16,066)	(10,053)
Purchases of equity method investment	—	(1,300)
Other, net	—	18

Net cash used in investing activities	(13,858)	(27,271)

Cash flows from financing activities:
Proceeds from stock options exercised	—	1,238
Cash dividends paid	(7,367)	(7,063)
Payment of employee tax withholdings on equity transactions	(4,569)	(3,117)

Net cash used in financing activities	(11,936)	(8,942)

Effect of exchange rate fluctuations on cash and cash equivalents	2,586	(2,985)

Net decrease in cash and cash equivalents	(267)	(159,237)
Cash and cash equivalents at beginning of period	123,030	234,531

Cash and cash equivalents at end of period	$122,763	$75,294

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

The Condensed Consolidated Financial Statements include adjustments to correct certain errors identified during 2010. During the second quarter of 2010, the Company recorded a cumulative adjustment of $1.1 million in other non-operating expense related to its non-controlling interest in its operations in China. Additionally, during the third quarter of 2010, the Company recorded a cumulative adjustment of $0.8 million in the provision for income taxes. This adjustment does not impact the Company’s full year effective tax rate.

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

In April 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for the Company beginning on January 1, 2011; however, earlier adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial condition or results of operations.

3. Other Charges

The other charges of $4.2 million in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010 consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of the Company’s lease obligations with its former London office which the Company vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from the Company in 2006.

4. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total stock-based compensation expense included in net income (loss)	$1,523	$4,357	$6,027	$15,027
Income tax benefit related to stock-based compensation included in net income (loss)	$609	$1,743	$2,411	$6,011

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2010:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2009	1,214,520	$30.73
Granted	225,323	26.12
Vested and converted to common stock	(616,473)	34.70
Forfeited	(152,183)	26.70

Outstanding on September 30, 2010	671,187	$26.44

As of September 30, 2010, there was $7.1 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.9 years.

Performance Stock Units

Performance stock unit activity for the nine months ended September 30, 2010:

	Number of Peformance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2009	104,023	$17.85
Granted	49,453	28.31
Vested and converted to common stock	—	—
Forfeited	(54,260)	21.23

Outstanding on September 30, 2010	99,216	$21.21

As of September 30, 2010, there was $1.1 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.0 years.

Non-qualified Stock Options

Non-qualified stock options for the nine months ended September 30, 2010:

	Number of Non-qualified Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2009	510,000	$36.44	3.0	$8,505
Granted	—	—
Exercised	—	—
Expired	(136,205)	38.15
Forfeited	(13,318)	33.79

Outstanding on September 30, 2010	360,477	$35.89	2.5	$5,743

Exercisable on September 30, 2010	326,936	$36.17	2.0	$5,398

As of September 30, 2010, there was $0.2 million of pre-tax unrecognized compensation expense related to the unvested stock options, which is expected to be recognized over a weighted average of 0.4 years.

Additional information pertaining to non-qualified stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total grant date fair value of stock options vested	$34	$34	$700	$914
Total intrinsic value of stock options exercised	—	—	—	257

5. Restricted Cash

The Company had $1.8 million and $2.3 million of restricted cash at September 30, 2010 and December 31, 2009, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2019. Additionally, at December 31, 2009, the Company had $2.4 million of restricted cash in support of a bank guarantee related to a tax audit in a European country, which was released in the second quarter of 2010. See Note 16, Commitments and Contingencies, for a discussion of the tax audit.

6. Investments

The components of the Company’s investments are as follows:

	September 30, 2010	December 31, 2009
U.S. non-qualified deferred compensation plan	$7,465	$6,813
JobKoo	2,091	2,763
Warrants and equity securities	765	841

Total	$10,321	$10,417

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $6.7 million and $6.4 million as of September 30, 2010 and December 31, 2009, respectively. The Company’s joint venture investment in JobKoo is accounted for as an equity method investment. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2010 and December 31, 2009 based upon the short-term nature of the assets and liabilities.

8. Acquisitions

Bell McCaw Bampflyde Limited

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand for 0.8 million New Zealand dollars (equivalent to $0.6 million at September 30, 2010) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. The previous owner of Bell McCaw Bampflyde Limited, who is now an employee of Heidrick & Struggles, is eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. As a result, the Company accrued 1.4 million New Zealand dollars (equivalent to $1.0 million at September 30, 2010), representing the estimated fair value of future earnout payments as of the acquisition date. As part of the purchase price allocation, the Company recorded 0.2 million New Zealand dollars (equivalent to $0.1 million at September 30, 2010) of property and equipment, and 2.0 million New Zealand dollars (equivalent to $1.5 million at September 30, 2010) of goodwill. There were no intangibles recorded as part of this acquisition.

The acquisition was accounted for using the acquisition method of accounting for business combinations. The results of operations of Bell McCaw Bampflyde Limited are included in the consolidated financial statements as of the acquisition date. This acquisition is not considered material to the Company, and therefore, pro-forma information has not been presented.

Ray & Berndtson Sp. z o. o

At June 30, 2010, as a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray & Berndston Sp. z o. o acquisition, the Company performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment. Under the acquisition method of accounting for business combinations, the Company recognized the fair value adjustment as other operating income in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. Additionally, in the second quarter of 2010, the Company recorded an impairment charge in the European region of $0.2 million associated with the client relationship intangible asset, which is recorded in general and administrative expenses in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.

9. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2010 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2009	$78,755	$24,270	$5,985	$109,010
Bell McCaw Bampfylde Limited acquisition	—	—	1,386	1,386
Exchange rate fluctuations	95	(895)	181	(619)

Balance at September 30, 2010	$78,850	$23,375	$7,552	$109,777

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	September 30, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.0	$18,474	$(12,307)	$6,167	$19,251	$(11,513)	$7,738
Candidate database	6.0	1,800	(1,200)	$600	1,800	(975)	825
Other	5.6	203	(169)	$34	202	(129)	73

Total intangible assets	14.2	$20,477	$(13,676)	$6,801	$21,253	$(12,617)	$8,636

As a result of the departure of certain consultants during the second quarter of 2010 and post acquisition performance associated with the Company’s acquisitions of Schwab Enterprise, LLC, 75 Search Partners, LLC, and Ray and Berndtson Sp. z o. o, the Company performed analyses of the remaining client relationship intangible assets related to these acquisitions. Based on these analyses, the Company recorded impairment charges of $0.5 million in the Americas region and $0.2 million in the European region during the second quarter of 2010 which are included in general and administrative expenses in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.

Intangible asset amortization expense for the three months ended September 30, 2010 and 2009 was $0.3 million and $0.4 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2010 and 2009 was $1.0 million and $1.4 million, respectively. The estimated intangible amortization expense is $1.3 million for fiscal year 2010, $1.2 million for fiscal year 2011, $1.1 million for fiscal year 2012, $0.8 million for fiscal year 2013, and $0.8 million for fiscal year 2014. These amounts are based on intangible assets recorded as of September 30, 2010, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed Euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$32	$33	$97	$94
Interest cost	279	328	856	941
Amortization of net gain	(152)	(226)	(465)	(648)

Net periodic benefit cost	$159	$135	$488	$387

The pension benefits are fully reinsured through a group insurance contract with Victoria Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and nine months ended September 30, 2010.

11. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,184	$4,408	$2,310	$(30,286)
Weighted average common shares outstanding	17,524	17,030	17,400	16,845
Dilutive common shares	269	605	462	—

Weighted average diluted common shares outstanding	17,793	17,635	17,862	16,845

Basic earnings (loss) per common share	$0.07	$0.26	$0.13	$(1.80)
Diluted earnings (loss) per common share	$0.07	$0.25	$0.13	$(1.80)

Options to purchase 0.4 million and 0.5 million shares of common stock that were outstanding at September 30, 2010 and 2009, respectively, were excluded from the respective computations of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. For the nine months ended September 30, 2009, there were approximately 0.8 million dilutive common shares excluded from the computation of the loss per common share because the effect of their inclusion would be anti-dilutive as a result of the Company’s net loss position.

12. Restructuring Charges

During the nine months ended September 30, 2010, the Company recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reduction in the Company’s workforce of 19 employees globally in connection with continued initiatives to reduce the Company’s overall costs and improve operational efficiencies and $1.0 million related to the default of two of the Company’s subtenants in previously restructured offices. By segment the restructuring charges recorded in the nine months ended September 30, 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support.

The accrued restructuring charges at September 30, 2010, consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2010 will be $1.5 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the nine months ended September 30, 2010 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2009	$1,527	$2,741	$4,268
Restructuring charges	580	1,041	1,621
Cash payments	(1,349)	(1,469)	(2,818)
Exchange rate fluctuations	(44)	2	(42)

Accrual balance at September 30, 2010	$714	$2,315	$3,029

13. Income Taxes

In the third quarter of 2010, the Company reported income before taxes of $5.3 million and recorded an income tax provision of $4.1 million. The Company’s effective income tax rate for the third quarter of 2010 was 77.5%. The higher than expected quarterly tax rate is primarily due to an increase in losses for which no benefit can be recorded. Additionally, the Company recorded a cumulative adjustment to the income tax provision of $0.8 million during the third quarter of 2010. The adjusted full-year expected annualized tax rate before discrete items is approximately 57 percent, up from the second quarter 2010 adjusted full-year expected annualized tax rate of approximately 52 percent. Including discrete items, primarily consisting of the reversal of certain tax reserves and the establishment of valuation allowances, the full year expected effective tax rate is approximately 50 percent. The increase in the anticipated full-year annualized tax rate from the second quarter is primarily due to a change in the projection and mix of income earned worldwide.

For the first nine months of 2010, the Company reported income before taxes of $7.1 million and recorded an income tax provision of $4.8 million. The Company’s effective income tax rate for the nine months ended September 30, 2010 was 67.5%, up from an income tax rate in the second quarter of 38.8%. The change to the tax rate from the second quarter was primarily due to the significant impact from unbenefited losses during the nine month period and a change in the projection and mix of income earned worldwide.

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

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring and impairment charges, and other operating income are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring and impairment charges and other operating income, more appropriately reflects its core operations. By segment the restructuring charges recorded in the first nine months of 2010 were $1.0 million in the Americas, $0.3 million in the European region, and $0.3 million in Global Operations Support. Other operating income of $1.1 million was recorded in the European region in the first nine months of 2010. By segment, the restructuring and impairment charges recorded in the first nine months of 2009 were $13.0 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Global Operations Support.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Americas	$66,601	$50,949	$189,177	$145,669
Europe	27,864	31,513	92,388	87,075
Asia Pacific	31,664	21,061	84,303	53,035

Revenue before reimbursements (net revenue)	126,129	103,523	365,868	285,779
Reimbursements	5,099	4,747	14,374	13,812

Total	$131,228	$108,270	$380,242	$299,591

Operating income (loss):
Americas	$11,870	$8,578	$30,092	$6,211
Europe	(1,444)	2,093	(4,948)	885
Asia Pacific	7,829	4,303	18,201	5,453

Total regions	18,255	14,974	43,345	12,549
Global Operations Support	(12,955)	(8,258)	(34,599)	(24,327)

Operating income (loss) before restructuring and impairment charges and other operating income	5,300	6,716	8,746	(11,778)
Restructuring and impairment charges	(920)	—	(1,621)	(25,439)
Other operating income	—	—	1,072	—

Total	$4,380	$6,716	$8,197	$(37,217)

Depreciation and amortization:
Americas	$1,060	$1,141	$3,698	$3,858
Europe	483	895	3,715	2,038
Asia Pacific	426	594	1,527	1,774

Total regions	1,969	2,630	8,940	7,670
Global Operations Support	160	147	384	690

Total	$2,129	$2,777	$9,324	$8,360

Capital expenditures:
Americas	$2,426	$382	$4,888	$8,173
Europe	1,116	44	9,630	714
Asia Pacific	1,038	71	1,390	814

Total regions	4,580	497	15,908	9,701
Global Operations Support	77	93	158	352

Total	$4,657	$590	$16,066	$10,053

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	September 30, 2010	December 31, 2009
Identifiable assets:
Americas	$266,483	$249,101
Europe	128,116	128,086
Asia Pacific	110,272	77,583

Total regions	504,871	454,770
Global Operations Support	20,136	20,077

Total	$525,007	$474,847

Goodwill and other intangible assets, net:
Americas	$82,394	$83,373
Europe	26,191	27,792
Asia Pacific	7,993	6,481

Total	$116,578	$117,646

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

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2019. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.8 million as of September 30, 2010. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

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

European Tax Audit

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of the Company’s arrangement with professional service companies that provide consulting services to the Company. In November 2006, the examining tax authority issued an assessment in the amount of €4.3 million, consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). The Company appealed this assessment, however in accordance with local law, the Company was required to provide a bank guarantee to the tax authority. In September 2009, the Company received a definitive and final ruling that its appeal with respect to the withholding tax portion of the assessment had been decided in its favor, thereby canceling that assessment. The Company recovered approximately €4.1 million of the original bank guarantee. In May 2010, the Company received a definitive and final ruling that its appeal with respect to the VAT portion of the assessment had been decided in its favor, thereby canceling that assessment, and the remaining guarantee was released to the Company. See Note 5, Restricted Cash and Note 15, Guarantees.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2009. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1

National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.1 million at September 30, 2010). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

Employee Litigation

In March 2010, a court of appeals in Europe reversed a 2008 lower court ruling and entered judgment in favor of a former employee. The former employee was separated from the Company in 2006 and subsequently commenced litigation, which resulted in 2008’s ruling in the Company’s favor. As a result of the 2010 reversal, the Company recorded a charge of $1.0 million reflecting the cost of the award, net of insurance coverage for which the Company has received commitments at this time. This amount is a component of other charges on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. The Company has appealed the reversal and is evaluating the availability of additional insurance coverage.

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

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per search or project.

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

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per search or project will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

At the consultant level, individuals are rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus, accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus, operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. This variable compensation is discretionary and is based on company-wide profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors.

For 2010, a portion of our consultants’ cash bonuses will be deferred and paid ratably over a three-year vesting period. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period, which for 2010, began on January 1, 2010 and will continue through the final payment date in March 2014. These amounts are recorded in accrued salaries and employee benefits and other non-current liabilities in the Condensed Consolidated Balance Sheets.

2010 Outlook

We are currently forecasting 2010 net revenue of between $486 million and $494 million and an operating margin of between 3 and 5 percent.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.0	4.6	3.9	4.8

Total revenue	104.0	104.6	103.9	104.8
Operating expenses (income):
Salaries and employee benefits	70.0	65.9	70.4	74.2
General and administrative expenses	25.8	27.6	26.1	29.9
Other charges	—	—	1.2	—
Reimbursements	4.0	4.6	3.9	4.8
Restructuring and impairment charges	0.7	—	0.4	8.9
Other operating income	—	—	(0.3)	—

Total operating expenses	100.6	98.1	101.7	117.9

Operating income (loss)	3.5	6.5	2.2	(13.0)

Non-operating income (expense):
Interest income, net	0.1	0.1	0.2	0.3
Other, net	0.6	0.5	(0.5)	(1.4)

Net non-operating income (expense)	0.7	0.5	(0.3)	(1.1)

Income (loss) before income taxes	4.2	7.0	1.9	(14.1)
Provision for (benefit from) income taxes	3.2	2.7	1.3	(3.5)

Net income (loss)	0.9%	4.3%	0.6%	(10.6)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring and impairment charges, and other operating income are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring and impairment charges and other operating income, more appropriately reflects our core operations. By segment the restructuring charges recorded in the first nine months of 2010 were $1.0 million in the Americas, $0.3 million in the European region, and $0.3 million in Global Operations Support. Other operating income of $1.1 million was recorded in the European region in the first nine months of 2010. By segment, the restructuring and impairment charges recorded in the first nine months of 2009 were $13.0 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Global Operations Support.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Americas	$66,601	$50,949	$189,177	$145,669
Europe	27,864	31,513	92,388	87,075
Asia Pacific	31,664	21,061	84,303	53,035

Revenue before reimbursements (net revenue)	126,129	103,523	365,868	285,779
Reimbursements	5,099	4,747	14,374	13,812

Total	$131,228	$108,270	$380,242	$299,591

Operating income (loss):
Americas	$11,870	$8,578	$30,092	$6,211
Europe	(1,444)	2,093	(4,948)	885
Asia Pacific	7,829	4,303	18,201	5,453

Total regions	18,255	14,974	43,345	12,549
Global Operations Support	(12,955)	(8,258)	(34,599)	(24,327)

Operating income (loss) before restructuring and impairment charges and other operating income	5,300	6,716	8,746	(11,778)
Restructuring and impairment charges	(920)	—	(1,621)	(25,439)
Other operating income	—	—	1,072	—

Total	$4,380	$6,716	$8,197	$(37,217)

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Total revenue. Consolidated total revenue increased $23.0 million, or 21.2%, to $131.2 million in 2010 from $108.3 million in 2009. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $22.6 million, or 21.8%, to $126.1 million for the three months ended September 30, 2010 from $103.5 million for the three months ended September 30, 2009. The impact of exchange rate fluctuations on net revenue for the period ended September 30, 2010 was immaterial. Net revenue increased in the Americas and Asia Pacific regions with strong performance from the Financial Services, Industrial, and Global Technology and Services practices. Net revenue from Leadership Consulting Services increased 32.7% to $9.9 million and represented 7.8% of total net revenue in the quarter. The number of confirmed executive searches increased 3.5% compared to the third quarter of 2009. The number of consultants was 343 as of September 30, 2010 compared to 365 as of September 30, 2009. Productivity, as measured by annualized net revenue per consultant, was $1.5 million in the third quarter of 2010 compared to $1.1 million in the third quarter of 2009, and average revenue per executive search was $114,200 in the 2010 third quarter compared to $97,300 in the 2009 third quarter.

Net revenue in the Americas was $66.6 million for the three months ended September 30, 2010, an increase of $15.7 million, or 30.7%, from $50.9 million in the third quarter of 2009. Net revenue in Europe was $27.9 million for the three months ended September 30, 2010, a decrease of $3.6 million, or 11.6%, from $31.5 million in the third quarter of 2009. The negative impact of exchange rate fluctuations resulted in approximately 6 percentage points of the net revenue decrease in the third quarter of 2010. In Asia Pacific, net revenue was $31.7 million for the three months ended September 30, 2010, an increase of $10.6 million, or 50.3%, from $21.1 million in the third quarter of 2009. The positive impact of exchange rate fluctuations resulted in approximately 5 percentage points of the net revenue increase in the third quarter of 2010.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $20.1 million, or 29.5%, to $88.3 million for the three months ended September 30, 2010 from $68.2 million for the three months ended September 30, 2009. The increase in salaries and employee benefits expense is a result of a $17.9 million increase in performance-related compensation expense reflecting higher bonus accruals associated with higher net revenue and the mix of consultants who generated the revenue. Included in this increase is approximately $5 million of discretionary consultant compensation related to individual performance factors. Fixed compensation increased $2.2 million primarily due to a $2.2 million increase in base compensation and other employee-related expenses associated with the restoration of a 5% salary reduction in place during 2009 and a 6% increase in worldwide headcount. Fixed compensation also included $1.9 million of expense associated with incentive awards issued in the second quarter of 2010 and a $0.9 million increase in severance expense. These increases were offset by a year-over-year decline in stock-based compensation expense of $2.8 million as a result of significant forfeitures and a decrease in the amount of equity awards granted in 2009 and 2010 compared to prior years when a portion of consultants’ bonus was paid in the form of equity. At September 30, 2010 we had 1,483 total employees, compared to 1,395 total employees as of September 30, 2009.

The impact of exchange rate fluctuations on salaries and employee benefits expenses for the three months ended September 30, 2010 was immaterial.

As a percentage of net revenue, salaries and employee benefits expense was 70.0% in the third quarter of 2010, compared to 65.9% in the third quarter of 2009.

General and administrative expenses. Consolidated general and administrative expenses increased $3.9 million, or 13.6%, to $32.5 million for the three months ended September 30, 2010 from $28.6 million for the three months ended September 30, 2009. The increase reflects increases of $2.0 million in travel and meeting related expenses due to training and business development initiatives reinstated in 2010, $0.7 million of other operating and infrastructure expenses, $0.6 million of temporary employee and hiring expenses, and $0.4 million in bad debt expense. Fees for professional services increased $2.1 million primarily related to the ongoing development of our internal search system, other systems development projects and legal costs incurred in the third quarter of 2010. These increases were partially offset by a decline in professional fees related to a process improvement project aimed at increasing operational effectiveness and efficiency which is nearing completion and decreases in premise-related and depreciation expenses of $1.9 million.

The impact of exchange rate fluctuations on general and administrative expenses for the three months ended September 30, 2010 was immaterial.

As a percentage of net revenue, general and administrative expenses were 25.8% in the third quarter of 2010 compared to 27.6% in the third quarter of 2009.

Restructuring charges. During the third quarter of 2010, we recorded restructuring charges of $0.9 million. These charges consist of $0.6 million of severance associated with reductions in our workforce of 19 employees globally in connection with continued initiatives to reduce our overall costs and improve operational efficiencies and $0.3 million related to the default of two of our subtenants in previously restructured offices. By segment the restructuring charges recorded in the third quarter of 2010 were $0.3 million in the Americas, $0.3 million in Europe and $0.3 million in Global Operations Support.

Operating income. Consolidated operating income was $4.4 million for the three months ended September 30, 2010 compared to operating income of $6.7 million for the three months ended September 30, 2009. The decrease in operating income of $2.3 million is due to increases in salaries and employee benefits expense of $20.1 million, general and administrative expenses of $3.9 million and restructuring charges of $0.9 million, partially offset by an increase in net revenue of $22.6 million,

For segment purposes, restructuring charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring charges more appropriately reflects our core operations.

In the Americas, operating income for the three months ended September 30, 2010 increased $3.3 million to $11.9 million from $8.6 million for the three months ended September 30, 2009. The increase is due to higher net revenue of $15.7 million reflecting improved productivity in the region, offset by an $11.5 million increase in salaries and employee benefits expense and a $0.9 million increase in general and administrative expenses.

The European region recorded an operating loss of $1.4 million for the three months ended September 30, 2010 compared to operating income of $2.1 million for the three months ended September 30, 2009. The decrease in operating income is due to lower net revenue of $3.6 million and an increase in salaries and employee benefits expense of $0.4 million, offset by a decrease in general and administrative expenses of $0.5 million. The decline in net revenue reflects the departure of 29 consultants primarily in the second quarter of 2010. There have been 27 new consultants hired in 2010; however, it typically takes 12 to 18 months for new hires to become fully productive. The increase in salary and employee benefits expense primarily represents expenses associated with the consultant departures in accordance with European regulations.

In Asia Pacific, operating income for the three months ended September 30, 2010 increased $3.5 million to $7.8 million from $4.3 million for the three months ended September 30, 2009. The increase is due to higher net revenue of $10.6 million offset by a $5.5 million increase in salaries and employee benefits expense and a $1.6 million increase in general and administrative expenses.

Global Operations Support expenses for the three months ended September 30, 2010 increased $4.7 million or 56.9% to $13.0 million from $8.3 million for the three months ended September 30, 2009. Compensation expense increased $2.8 million and general and administrative expenses increased $1.9 million. The increase in compensation expense is primarily due to increased base compensation and bonus expense, $0.7 million of search and corporate support expenses previously provided through the Americas region that is now provided through our Global Business Services group, and $0.7 million of severance expense. The increase in general and administrative expenses reflects several initiatives reinstated in 2010 including professional services fees, training and development programs.

Net non-operating income (expense). Net non-operating income was $0.9 million for the three months ended September 30, 2010 compared to net non-operating income of $0.5 million for the three months ended September 30, 2009.

Net interest income was $0.2 million in the third quarter of 2010 compared to $0.1 million in the third quarter of 2009. Net other non-operating expense was $0.7 million for the three months ended September 30, 2010, compared to $0.5 million of expense for the three months ended September 30, 2009. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the third quarter of 2010, we reported income before taxes of $5.3 million and recorded an income tax provision of $4.1 million. Our effective income tax rate for the third quarter of 2010 was 77.5%. The higher than expected quarterly tax rate is primarily due to an increase in losses for which no benefit can be recorded. Additionally, we recorded a cumulative adjustment to the income tax provision of $0.8 million during the third quarter of 2010. The adjusted full-year expected annualized tax rate before discrete items is approximately 57 percent, up from the second quarter 2010 adjusted full-year expected annualized tax rate of approximately 52 percent. Including discrete items, primarily consisting of the reversal of certain tax reserves and the establishment of valuation allowances, the full year expected effective tax rate is approximately 50 percent. The increase in the anticipated full-year annualized tax rate from the second quarter is primarily due to a change in the projection and mix of income earned worldwide.

In the third quarter of 2009, we reported income before taxes of $7.2 million and recorded an income tax provision of $2.8 million. Our effective income tax rate for the third quarter of 2009 was 39.2%, which reflected an adjusted full-year expected annualized tax benefit rate of approximately 26 percent.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Total revenue. Consolidated total revenue increased $80.7 million, or 26.9%, to $380.2 million in 2010 from $299.6 million in 2009. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $80.1 million, or 28.0%, to $365.9 million for the nine months ended September 30, 2010 from $285.8 million for the nine months ended September 30, 2009. The positive impact of exchange rate fluctuations resulted in approximately 2 percentage points of the increase. Net revenue increased in all regions with strong performance in the Financial Services, Industrial, and Global Technology and Services practices. Net revenue from Leadership Consulting Services increased 36.9% to $25.6 million representing 7.0% of total net revenue in the nine months ended September 30, 2010. The number of confirmed executive searches increased 18.7% compared to the nine months ended 2009. The number of consultants was 343 as of September 30, 2010 compared to 365 as of September 30, 2009. Productivity, as measured by annualized net revenue per consultant, increased to $1.4 million in the nine months ended 2010 from $1.0 million in the nine months ended 2009, and average revenue per executive search was $106,900 for the nine months ended September 30, 2010 compared to $99,500 in for the nine months ended September 30, 2009.

Net revenue in the Americas was $189.2 million for the nine months ended September 30, 2010, an increase of $43.5 million, or 29.9%, from $145.7 million for the nine months ended September 30, 2009. Net revenue in Europe was $92.4 million for the nine months ended September 30, 2010, an increase of $5.3 million, or 6.1%, from $87.1 million for the nine months ended September 30, 2009. The negative impact of exchange rate fluctuations offset the increase in net revenue by approximately 1 percentage point for the nine months ended September 30, 2010. In Asia Pacific, net revenue was $84.3 million for the nine months ended September 30, 2010, an increase of $31.3 million, or 59.0%, from $53.0 million for the nine months ended September 30, 2009. The positive impact of exchange rate fluctuations resulted in approximately 10 percentage points of the revenue increase for the nine months ended September 30, 2010.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $45.3 million, or 21.4%, to $257.4 million for the nine months ended September 30, 2010 from $212.1 million for the nine months ended September 30, 2009. The increase in salaries and employee benefits expense is primarily a result of a $52.4 million increase in performance-

related compensation expense reflecting higher bonus accruals associated with higher net revenue. Included in this increase is approximately $5 million of discretionary consultant compensation related to individual performance factors. The increase in performance-related compensation expense was offset by a $7.1 million decrease in fixed compensation primarily related to a year-over-year decline in stock-based compensation of $9.0 million as a result of significant forfeitures in the nine months ended September 30, 2010 and an overall decrease in the amount of equity awards granted in 2009 and 2010, a $3.3 million decrease in amortization of deferred cash compensation, and a $1.8 million decrease in base compensation and other employee-related expenses. The decreases were partially offset by additional severance expense of $1.7 million, and $1.4 million associated with the reinstatement of the 401(k) match in the Americas. In 2010, we issued special recognition awards to certain of our consultants in order to incentivize future service to the Company which resulted in additional fixed compensation expense of $3.9 million. At September 30, 2010 we had 1,483 total employees, compared to 1,395 total employees as of September 30, 2009.

Excluding a negative impact of $3.9 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by approximately 20 percent compared to the nine months ended September 30, 2009.

As a percentage of net revenue, salaries and employee benefits expense was 70.4% in the first nine months of 2010, compared to 74.2% in the first nine months of 2009.

General and administrative expenses. Consolidated general and administrative expenses increased $10.0 million, or 11.7%, to $95.5 million for the nine months ended September 30, 2010 from $85.4 million for the nine months ended September 30, 2009. The increase reflects $4.9 million in fees for professional services primarily related to the ongoing development of our internal search system, other systems development projects and non-recurring legal costs incurred in 2010, offset by a decrease in expenses related to a process improvement project aimed at increasing operational effectiveness and efficiency which is nearing completion. Additionally, we incurred $2.5 million of expense related to the worldwide consultants’ meeting held in the second quarter of 2010, $3.7 million in travel expenses related to training and business development initiatives reinstated in 2010, and $1.5 million of temporary employee and hiring expenses. In the second quarter of 2010, we recorded impairment charges of $0.7 million associated with intangible assets related to our Schwab Enterprise, LLC, 75 Search Partners, LLC and Ray and Berndtson Sp. z o. o acquisitions. These increases were partially offset by decreases in premise-related costs and depreciation expense of $3.3 million as a result of favorable lease renewals and lease terminations in the Americas and European regions.

Excluding a negative impact of $1.2 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses increased by approximately 10 percent compared to the nine months ended September 30, 2009.

As a percentage of net revenue, general and administrative expenses were 26.1% in the first nine months of 2010, compared to 29.9% in the first nine months of 2009.

Other charges. The other charges of $4.2 million for the nine months ended September 30, 2010 consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations with our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Restructuring and impairment charges. During the nine months ended September 30, 2010, we recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reductions in our workforce of 19 employees globally in connection with continued initiatives to reduce our overall costs and improve operational efficiencies and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment the restructuring charges recorded in the nine months ended September 30, 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support.

In the nine months ended September 30, 2009, we recorded restructuring charges of $21.6 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges relate to severance and other employee-related costs associated with reductions in our workforce of 335 employees globally. By segment, the restructuring charges recorded for the nine months ended September 30, 2009 were $9.2 million in the Americas, $9.1 million in Europe, $2.2 million in Asia Pacific and $1.1 million in Global Operations Support. Additionally, as a result of our workforce reductions in January and May 2009 and continued business and economic uncertainty, during the third quarter of 2009, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge in the Americas region of $3.8 million in the third quarter of 2009.

Other operating income. As a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment.

Operating income (loss). Our consolidated operating income was $8.2 million for the nine months ended September 30, 2010 compared to an operating loss of $37.2 million for the nine months ended September 30, 2009. The increase in operating income is primarily due to an increase in net revenue of $80.1 million, a decrease in restructuring and impairment charges of $23.8 million and other operating income of $1.1 million, offset by increases in salaries and employee benefits expense of $45.3 million, general and administrative expenses of $10.0 million and other charges of $4.2 million.

For segment purposes, restructuring and impairment charges and other operating income are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring and impairment charges and other operating income more appropriately reflects our core operations.

The Americas reported operating income of $30.1 million for the nine months ended September 30, 2010, compared to $6.2 million for the nine months ended September 30, 2009. The increase in operating income of $23.9 million is due to an increase in net revenue of $43.5 million and lower general and administrative expenses of $2.1 million offset by a $21.7 million increase in salaries and employee benefits expense.

Europe reported an operating loss of $4.9 million for the nine months ended September 30, 2010, compared to operating income of $0.9 million for the nine months ended September 30, 2009. The operating loss is due to a $4.7 million increase in salaries and employee benefits expense, other charges of $4.2 million and a $2.3 million increase in general and administrative. These increases were partially offset by a $5.3 million increase in net revenue. The increase in salaries and employee benefits expense primarily reflects higher bonus accruals associated with higher net revenue levels in the nine months ended September 30, 2010. Other charges of $4.2 million include $3.2 million related to exit and settlement expenses for a lease obligation at our former London office, and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Asia Pacific reported operating income of $18.2 million for the nine months ended September 30, 2010, compared to $5.5 million for the nine months ended September 30, 2009. The increase in operating income of $12.7 million is due to higher net revenue of $31.3 million offset by a $14.7 million increase in salaries and employee benefits expense and a $3.9 million increase in general and administrative expenses.

Global Operations Support expenses for the nine months ended September 30, 2010 were $34.6 million, an increase of $10.3 million, compared to $24.3 million for the nine months ended September 30, 2009. General and administrative expenses increased $5.8 million and salaries and employee benefits expense increased $4.5 million. The increase in general and administrative expenses is due to $3.1 million in fees for professional services associated with systems development projects and non-recurring legal fees, $2.5 million related to the worldwide consultants’ meeting held in the second quarter of 2010, and $1.8 million reflecting several initiatives reinstated in 2010 including travel, hiring and temporary employee expenses, offset by a decrease of $1.6 million in expenses related to a process improvement project aimed at increasing operational effectiveness and efficiency which is nearing completion. The increase in compensation expense is primarily due to increased base compensation expense related to the restoration of a 5% salary reduction in place for 2009, $1.8 million of search and corporate support expenses previously provided through the Americas region that is now provided through our Global Business Services group in the second and third quarters of 2010, $1.8 million of severance expense and a $0.8 million increase in performance-related compensation expense, offset by a $0.5 million reduction in stock-based compensation expense as a result of significant forfeitures in the nine months ended September 30, 2010 and an overall decrease in the amount of equity awards granted in 2009 and 2010.

Net non-operating income (expense). Net non-operating expense was $1.1 million for the nine months ended September 30, 2010 compared to net non-operating expense of $3.1 million for the nine months ended September 30, 2009.

Net interest income was $0.6 million for the nine months ended September 30, 2010 compared to $0.9 million for the nine months ended September 30, 2009. Interest income decreased primarily due to a lower average interest rates during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Net other non-operating expense was $1.7 million for the nine months ended September 30, 2010, compared to $4.0 million for the nine months ended September 30, 2009. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. Additionally, during 2010, we identified that we were not properly accounting for our non-controlling interest associated with our operations in China. As a result, we recorded a cumulative adjustment of $1.1 million in net other non-operating expense. During 2009, we wrote-off our investment in VisualCV, Inc. of $3.0 million.

Income taxes. For the first nine months of 2010, we reported income before taxes of $7.1 million and recorded an income tax provision of $4.8 million. Our effective income tax rate for the nine months ended September 30, 2010 was 67.5%, up from an income tax rate in the second quarter of 38.8%. The change to the tax rate from the second quarter was primarily due to the significant impact from unbenefited losses during the nine month period and a change in the projection and mix of income earned worldwide.

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

There were no borrowings during the quarters ended September 30, 2010 or 2009, nor were there any outstanding balances under the Facility at either September 30, 2010 or December 31, 2009. During the quarters ended September 30, 2010 and 2009, we were in compliance with the financial covenants of the Facility and no event of default existed. As a result of the restructuring charge recorded in the quarter ended March 31, 2009, we were not in compliance with one of the financial covenants of the Facility. As a result, we entered into an amendment of the Facility and the lenders waived compliance for that quarter.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2010, December 31, 2009 and September 30, 2009 were $122.8 million, $123.0 million and $75.3 million, respectively.

Cash flows from operating activities. For the nine months ended September 30, 2010, cash provided by operating activities was $22.9 million, principally reflecting an increase in bonus related accruals and other non-cash charges, partially offset by bonus payments of approximately $47 million in March 2010 and a $47.7 million increase in trade and other receivables.

For the nine months ended September 30, 2009, cash used in operating activities was $120.0 million, principally reflecting our net loss of $30.3 million, bonus payments and the associated payroll taxes of $127.0 million, and restructuring payments of $23.4 million.

Cash flows from investing activities. Cash used in investing activities was $13.9 million for the nine months ended September 30, 2010 primarily due to capital expenditures of $16.1 million and $0.6 million related to the Bell McCaw Bampfylde Limited acquisition, offset by the release of $2.8 million of restricted cash.

Cash used in investing activities was $27.3 million for the nine months ended September 30, 2009 primarily due to acquisition earn-out payments of $12.8 million, the Ray & Berndtson Sp. z o. o acquisition of $2.6 million, capital expenditures of $10.1 million and $1.3 million related to the third payment for our investment in JobKoo.

Cash flows from financing activities. Cash used in financing activities for the nine months ended September 30, 2010 was $11.9 million primarily due to $7.4 million of quarterly cash dividends to shareholders and $4.6 million of payments for employee tax withholdings on equity transactions.

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

In April 2010, the Financial Accounting Standards Board issued guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The update is effective for us beginning on January 1, 2011; however, earlier adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2010 by less than $0.2 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

During the third quarter of 2010, the Company completed the implementation of a new global financial reporting system. During the implementation, legacy financial information was migrated to the new system, which resulted in the modification of certain controls, procedures and processes. In connection with the implementation, the Company performed significant pre-implementation planning, design and testing. The Company has also conducted post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting, and has not experienced any significant internal control deficiencies as a result of this implementation. The Company will continue to monitor and test its new controls, procedures, and processes to ensure the effectiveness of internal control over financial reporting.

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

European Tax Audit

During the fourth quarter of 2005, a European country commenced a tax audit for the years 2001 through 2004, including an examination of our arrangement with professional service companies that provide consulting services to us. In November 2006, the examining tax authority issued an assessment in the amount of €4.3 million, consisting of unpaid withholding tax, plus unpaid Value Added Tax (“VAT”). We appealed this assessment, however, in accordance with local law, we were required to provide a bank guarantee to the tax authority. In September 2009, we received a definitive and final ruling that our appeal with respect to the withholding tax portion of the assessment had been decided in our favor, thereby canceling that assessment. We recovered approximately €4.1 million of the original bank guarantee. In May 2010, we received a definitive and final ruling that our appeal with respect to the VAT portion of the assessment had been decided in our favor, thereby canceling that assessment, and the remaining guarantee was released to us. See Note 5, Restricted Cash and Note 15, Guarantees.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2009. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.1 million at September 30, 2010). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Employee Litigation

In March 2010, a court of appeals in Europe reversed a 2008 lower court ruling and entered judgment in favor of a former employee. The former employee was separated from us in 2006 and subsequently commenced litigation, which resulted in 2008’s ruling in our favor. As a result of the 2010 reversal, we recorded a charge of $1.0 million reflecting the cost of the award, net of insurance coverage for which we have received commitments at this time. This amount is a component of other charges on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. We have appealed the reversal and are evaluating the availability of additional insurance coverage.

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

Date: November 8, 2010

Heidrick & Struggles International, Inc.
(Registrant)

By:	/S/ SCOTT J. KRENZ
Scott J. Krenz
Executive Vice President & Chief Financial Officer