Form 10-Q
period 2011-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2011-05-10
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 9, 2011, there were 17,784,615 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$92,170	$181,124
Restricted cash	397	393
Accounts receivable, less allowance for doubtful accounts of $6,128 and $6,589 at March 31, 2011 and December 31, 2010, respectively	94,520	83,360
Other receivables	7,434	7,724
Prepaid expenses	18,429	15,323
Other current assets	1,572	1,871
Income taxes recoverable	15,932	11,912
Deferred income taxes	10,765	10,759

Total current assets	241,219	312,466
Non-current assets:
Property and equipment, net	37,884	34,406
Restricted cash	2,545	1,609
Assets designated for retirement and pension plans	25,069	23,647
Investments	9,925	11,021
Other non-current assets	9,602	8,593
Goodwill	112,591	109,888
Other intangible assets, net	6,310	6,480
Deferred income taxes	35,954	36,917

Total non-current assets	239,880	232,561

Total assets	$481,099	$545,027

Current liabilities:
Accounts payable	$11,601	$8,408
Accrued salaries and employee benefits	69,854	124,969
Other current liabilities	34,605	34,064
Income taxes payable	2,452	3,208
Deferred income taxes	1,807	1,807

Total current liabilities	120,319	172,456
Non-current liabilities:
Retirement and pension plans	33,218	30,907
Other non-current liabilities	38,791	47,015
Deferred income taxes	99	107

Total non-current liabilities	72,108	78,029

Total liabilities	192,427	250,485

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,784,615 and 17,558,098 shares outstanding at March 31, 2011 and December 31, 2010, respectively	196	196
Treasury stock at cost, 1,801,162 and 2,027,679 shares at March 31, 2011 and December 31, 2010, respectively	(61,679)	(69,549)
Additional paid in capital	237,808	246,601
Retained earnings	91,662	99,056
Accumulated other comprehensive income	20,685	18,238

Total stockholders’ equity	288,672	294,542

Total liabilities and stockholders’ equity	$481,099	$545,027

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	$115,622	$113,668
Reimbursements	5,257	4,686

Total revenue	120,879	118,354
Operating expenses:
Salaries and employee benefits	88,381	83,130
General and administrative expenses	31,329	30,096
Other charges	—	4,218
Reimbursed expenses	5,257	4,686

Total operating expenses	124,967	122,130

Operating loss	(4,088)	(3,776)
Non-operating income (expense):
Interest income, net	295	228
Other, net	(2,115)	54

Net non-operating income (expense)	(1,820)	282

Loss before income taxes	(5,908)	(3,494)
Benefit from income taxes	(1,247)	(1,948)

Net loss	$(4,661)	$(1,546)

Basic weighted average common shares outstanding	17,627	17,186
Diluted weighted average common shares outstanding	17,627	17,186
Basic loss per common share	$(0.26)	$(0.09)
Diluted loss per common share	$(0.26)	$(0.09)
Cash dividends paid per share	$0.13	$0.13

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	19,586	$196	2,027	$(69,549)	$246,601	$99,056	$18,238	$294,542
Net loss	—	—	—	—	—	(4,661)	—	(4,661)
Other comprehensive income (loss):
Unrealized gain on available for sale investments	—	—	—	—	—	—	273	273
Foreign currency translation adjustment	—	—	—	—	—	—	2,174	2,174

Other comprehensive income (loss)	—	—	—	—	—	(4,661)	2,447	(2,214)

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	1,738	—	—	1,738
Vesting of restricted stock units, net of tax witholdings	—	—	(226)	7,870	(10,226)	—	—	(2,356)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,312)	—	(2,312)
Dividend equivalents on restricted stock units	—	—	—	—	—	(421)	—	(421)
Tax deficit related to stock-based compensation	—	—	—	—	(305)	—	—	(305)

Balance at March 31, 2011	19,586	$196	1,801	$(61,679)	$237,808	$91,662	$20,685	$288,672

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,661)	$(1,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,105	4,293
Write-off of investment	2,810	—
Deferred income taxes	657	611
Net realized losses on investments	257	420
Stock-based compensation expense	1,738	3,414
Cash paid for restructuring charges	(481)	(1,255)
Changes in assets and liabilities:
Trade and other receivables	(9,500)	(19,836)
Accounts payable	2,696	(206)
Accrued expenses	(65,953)	(12,973)
Income taxes payable, net	(4,693)	(3,504)
Prepayments	(2,688)	(1,325)
Other assets and liabilities, net	(1,950)	(317)

Net cash used in operating activities	(79,663)	(32,224)

Cash flows from investing activities:
Restricted cash	(872)	140
Acquisition of businesses, net of cash acquired	—	(554)
Capital expenditures	(4,427)	(2,867)
Loan to equity method investment	(1,007)	—

Net cash used in investing activities	(6,306)	(3,281)

Cash flows from financing activities:
Cash dividends paid	(2,572)	(2,706)
Payment of employee tax withholdings on equity transactions	(2,218)	(4,128)

Net cash used in financing activities	(4,790)	(6,834)

Effect of exchange rates fluctuations on cash and cash equivalents	1,805	480

Net decrease in cash and cash equivalents	(88,954)	(41,859)
Cash and cash equivalents at beginning of period	181,124	123,030

Cash and cash equivalents at end of period	$92,170	$81,171

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except share and per share figures)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, interim effective tax rate, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, compensation accruals, stock-based compensation, and contingent liabilities. Given that global economies are undergoing a period of continued uncertainty, estimates are subject to a greater degree of uncertainty than usual and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

2. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Recently Adopted Accounting Standards

On January 1, 2011, the Company adopted guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2011, the Company adopted guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

3. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2011	2010
Total stock-based compensation expense included in net loss	$1,738	$3,414
Income tax benefit related to stock-based compensation included in net loss	$643	$1,365

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2011:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2010	713,394	$26.52
Granted	141,173	27.18
Vested and converted to common stock	(316,176)	29.15
Forfeited	(23,736)	25.74

Outstanding on March 31, 2011	514,655	$25.13

As of March 31, 2011, there was $8.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

Performance Stock Units

Performance stock unit activity for the three months ended March 31, 2011:

	Number of Peformance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2010	112,523	$22.03
Granted	51,049	27.18
Vested and converted to common stock	—	—
Forfeited	(23,342)	23.45

Outstanding on March 31, 2011	140,230	$23.67

As of March 31, 2011, there was $1.9 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.3 years.

4. Property and Equipment

The components of the Company’s property and equipment are as follows:

	March 31, 2011	December 31, 2010
Leasehold improvements	$44,659	$41,556
Office furniture, fixtures and equipment	24,427	23,588
Computer equipment and software	37,397	35,279

Property and equipment, gross	106,483	100,423
Accumulated depreciation	(68,599)	(66,017)

Property and equipment, net	$37,884	$34,406

5. Restricted Cash

The Company had $2.9 million and $2.0 million of restricted cash at March 31, 2011 and December 31, 2010, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2019.

6. Investments

The components of the Company’s investments are as follows:

	March 31, 2011	December 31, 2010
U.S. non-qualified deferred compensation plan	$9,163	$8,487
JobKoo	—	1,803
Warrants and equity securities	762	731

Total	$9,925	$11,021

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $7.6 million and $7.4 million as of March 31, 2011 and December 31, 2010, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

During the first quarter of 2011, the Company provided a loan to JobKoo in the principal amount of $1.0 million. As a result of JobKoo’s inability to demonstrate sufficient cash flow to support the recoverability of the investment and loan, the Company wrote-off its $1.8 million investment and $1.0 million loan during the first quarter of 2011. The write-off is included in non-operating expense - other, net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities.

8. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2011 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2010	$78,989	$22,982	$7,917	$109,888
Iron Hill earnout adjustment	1,471	—	—	1,471
Exchange rate fluctuations	132	1,196	(96)	1,232

Balance at March 31, 2011	$80,592	$24,178	$7,821	$112,591

In connection with the Company’s 2008 acquisition of Iron Hill, the previous owners, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to a total of $4.4 million based on achievement of certain revenue metrics in 2009, 2010 and 2011. As a result of the achievement of these revenue metrics during the first quarter of 2011, the Company accrued an earnout of $1.5 million. The Company anticipates accruing additional earnout during the second quarter of 2011 based on the achievement of additional revenue metrics. The Company currently expects the $1.5 million plus any additional amounts earned during the second quarter of 2011 will be paid in 2011.

Additionally, throughout the first quarter of 2011, the Company continued to monitor events that could cause an impairment in the fair value of its reporting units. The Company concluded that an impairment evaluation was not required during the first quarter of 2011. However, given the financial performance, the fair value of the European reporting unit could deteriorate and result in the need to record an impairment charge in future periods.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	March 31, 2011			December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.0	$18,830	$(12,993)	$5,837	$18,430	$(12,503)	$5,927
Candidate database	6.0	1,800	(1,350)	450	1,800	(1,275)	525
Other	6.9	206	(183)	23	204	(176)	28

Total intangible assets	14.4	$20,836	$(14,526)	$6,310	$20,434	$(13,954)	$6,480

Intangible asset amortization expense for the three months ended March 31, 2011 and 2010 was $0.3 million and $0.4 million, respectively. The estimated intangible amortization expense is $1.2 million for fiscal year 2011, $1.1 million for fiscal year 2012, $0.8 million for fiscal year 2013, $0.8 million for fiscal year 2014, and $0.8 million for fiscal year 2015. These amounts are based on intangible assets recorded as of March 31, 2011, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

9. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$37	$34
Interest cost	298	299
Amortization of net gain	(90)	(163)

Net periodic benefit cost	$245	$170

The pension benefits are fully reinsured through a group insurance contract with ERGO Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three months ended March 31, 2011.

10. Basic and Diluted Loss Per Common Share

A reconciliation of the basic and diluted loss per common share, and the shares used in the computation, are as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(4,661)	$(1,546)
Weighted average common shares outstanding	17,627	17,186
Dilutive common shares	—	—

Weighted average diluted common shares outstanding	17,627	17,186

Basic loss per common share	$(0.26)	$(0.09)
Diluted loss per common share	$(0.26)	$(0.09)

For the three months ended March 31, 2011 and 2010, there were approximately 0.4 million and 0.7 million, respectively, dilutive common shares excluded from the computation of the loss per common share because the effect of their inclusion would be anti-dilutive as a result of the Company’s net loss position.

11. Restructuring Charges

The accrued restructuring charges at March 31, 2011 consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2011 will be $0.5 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the three months ended March 31, 2011 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2010	$315	$2,082	$2,397
Cash payments	(173)	(308)	(481)
Exchange rate fluctuations	6	28	34

Accrual balance at March 31, 2011	$148	$1,802	$1,950

12. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	March 31, 2011	December 31, 2010
Deferred revenue	$17,892	$16,639
Sales and value-added taxes	2,998	4,744
Dividend payable	2,312	2,283
Accounting and legal fees	1,717	1,927
Pension liability	1,485	1,401
Premise related costs	1,217	920
Restructuring charges	503	850
Earnout payments	1,828	363
Other	4,653	4,937

Total other current liabilities	$34,605	$34,064

The components of other non-current liabilities are as follows:

	March 31, 2011	December 31, 2010
Accrued salaries and employee benefits	$17,953	$26,084
Premise related costs	15,700	15,240
Restructuring charges	1,448	1,549
Earnout payments	697	759
Other	2,993	3,383

Total other non-current liabilities	$38,791	$47,015

13. Income Taxes

In the first quarter of 2011, the Company reported loss before taxes of $5.9 million and recorded an income tax benefit of $1.2 million. The Company’s effective income tax benefit rate for the first quarter of 2011 was 21.1%, which reflected an adjusted full-year expected annualized tax rate of approximately 37 percent. The decrease in the anticipated full-year annualized tax rate from 2010 is primarily due to the tax benefit of the recognition of net operating loss carryforwards and reduction of related valuation allowances. The Company’s expected annual rate could increase due to income changes by jurisdiction and initial costs in redesigning its entity structure that is expected to be completed in 2011.

In the first quarter of 2010, the Company reported a loss before taxes of $3.5 million and recorded an income tax benefit of $1.9 million. The Company’s effective tax benefit rate for the first quarter of 2010 was 55.7% primarily due to additional unbenefitted foreign losses and certain one-time non-deductible items in the United Kingdom.

14. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), operating expenses as a percentage of net revenue, and operating income (loss), more appropriately reflects its core operations.

Certain prior year figures, provided for the purposes of comparison, have been adjusted to conform to the current year’s presentation.

The revenue and operating income (loss), depreciation, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2011	2010
Revenue:
Americas	$63,477	$57,514
Europe	27,566	32,803
Asia Pacific	24,579	23,351

Revenue before reimbursements (net revenue)	115,622	113,668
Reimbursements	5,257	4,686

Total	$120,879	$118,354

Operating income (loss):
Americas	$7,648	$4,400
Europe	(2,057)	(3,990)
Asia Pacific	2,542	3,321

Total regions	8,133	3,731
Global Operations Support	(12,221)	(7,507)

Total	$(4,088)	$(3,776)

Depreciation:
Americas	$759	$961
Europe	506	2,389
Asia Pacific	347	563

Total regions	1,612	3,913
Global Operations Support	174	30

Total	$1,786	$3,943

Capital expenditures:
Americas	$1,719	$610
Europe	759	2,087
Asia Pacific	591	129

Total regions	3,069	2,826
Global Operations Support	1,358	41

Total	$4,427	$2,867

Identifiable assets, and goodwill and other intangible assets, by segment, are as follows:

	March 31, 2011	December 31, 2010
Identifiable assets:
Americas	$249,286	$279,096
Europe	136,865	142,145
Asia Pacific	90,555	120,011

Total regions	476,706	541,252
Global Operations Support	4,393	3,775

Total	$481,099	$545,027

Goodwill and other intangible assets, net:
Americas	$83,775	$82,353
Europe	26,890	25,657
Asia Pacific	8,236	8,358

Total	$118,901	$116,368

15. Guarantees

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2019. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.9 million as of March 31, 2011. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

16. Commitments and Contingencies

The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of the Company’s business, some of which involve claims for damages that may be substantial in amount. Some of these matters are covered by insurance. Although the Company’s ultimate liability in the matter discussed below cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at March 31, 2011). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things: our ability to attract and retain qualified executive search consultants; our ability to develop and maintain strong, long-term relationships with our clients; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; an impairment of our goodwill and other intangible assets; delays in the development and/or implementation of new or improved technology and systems; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2010 under Risk Factors in Item 1A. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of 372 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Our Compensation Model

At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Additionally, a portion of the rewards is based upon individual performance against a series of non-financial measures. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus, accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus, operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on company-wide profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors.

A portion of our consultants’ and management cash bonuses are deferred and paid ratably over a three-year vesting period. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals vest and are paid ratably over the three year vesting period and are recorded in accrued salaries and employee benefits and other non-current liabilities in the Condensed Consolidated Balance Sheets.

2011 Outlook

We are currently forecasting 2011 net revenue of $515 million to $545 million and an operating margin of 6 to 10 percent.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	4.5	4.1

Total revenue	104.5	104.1
Operating expenses:
Salaries and employee benefits	76.4	73.1
General and administrative expenses	27.1	26.5
Other charges	—	3.7
Reimbursements	4.5	4.1

Total operating expenses	108.1	107.4

Operating loss	(3.5)	(3.3)

Non-operating income (expense)
Interest income, net	0.3	0.3
Other, net	(1.8)	—

Net non-operating income (expense)	(1.6)	0.2

Loss before income taxes	(5.1)	(3.1)
Benefit from income taxes	(1.1)	(1.7)

Net loss	(4.0)%	(1.4)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), operating expenses as a percentage of net revenue, and operating income (loss), more appropriately reflects our core operations.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
Americas	$63,477	$57,514
Europe	27,566	32,803
Asia Pacific	24,579	23,351

Revenue before reimbursements (net revenue)	115,622	113,668
Reimbursements	5,257	4,686

Total	$120,879	$118,354

Operating income (loss):
Americas	$7,648	$4,400
Europe	(2,057)	(3,990)
Asia Pacific	2,542	3,321

Total regions	8,133	3,731
Global Operations Support	(12,221)	(7,507)

Total	$(4,088)	$(3,776)

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Total revenue. Consolidated total revenue increased $2.5 million, or 2.1%, to $120.9 million in 2011 from $118.4 million in 2010. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $2.0 million, or 1.7%, to $115.6 million for the three months ended March 31, 2011 from $113.7 million for the three months ended March 31, 2010. The positive impact of exchange rate fluctuations resulted in approximately 2 percentage points of the increase. The Industrial, Global Technology and Services, and Consumer Markets industry groups contributed to the consolidated net revenue growth, however, this growth was partially offset by a decline in revenue production from the Financial Services and Education and Social Enterprise Industry Groups. Net revenue from Leadership Consulting Services increased 12.4% to $8.4 million and represented 7.3% of total net revenue in the quarter. The number of confirmed executive searches decreased 1.6% compared to the first quarter of 2010. The number of consultants was 372 as of March 31, 2011 compared to 367 as of March 31, 2010. Productivity, as measured by annualized net revenue per consultant, was $1.3 million in the first quarter of 2011 compared to $1.2 million in the first quarter of 2010, and average revenue per executive search was $101,200 in the 2011 first quarter compared to $98,400 in the 2010 first quarter.

Net revenue in the Americas was $63.5 million for the three months ended March 31, 2011, an increase of $6.0 million, or 10.4%, from $57.5 million in the first quarter of 2010. Net revenue in Europe was $27.6 million for the three months ended March 31, 2011, a decrease of $5.2 million, or 16%, from $32.8 million in the first quarter of 2010. The positive impact of exchange rate fluctuations offset the decrease in net revenue by approximately 1 percentage point in the first quarter of 2011. In Asia Pacific, net revenue was $24.6 million for the three months ended March 31, 2011, an increase of $1.2 million, or 5.3%, from $23.4 million in the first quarter of 2010. On a constant currency basis, net revenue declined by approximately 2 percentage points in the first quarter of 2011.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $5.3 million, or 6.3%, to $88.4 million for the three months ended March 31, 2011 from $83.1 million for the three months ended March 31, 2010. The increase in salaries and employee benefits expense is primarily due to an increase in fixed compensation of $5.5 million related to a $2.8 million increase in base compensation and payroll taxes associated with an 8.7% increase in worldwide headcount and merit salary increases, $1.6 million of expense associated with special recognition awards issued in the second quarter of 2010 to certain of our consultants in order to incentivize future service, and $1.1 million of severance expense. Performance-related compensation expense decreased $0.4 million. At March 31, 2011 we had 1,568 total employees, compared to 1,442 total employees as of March 31, 2010.

Excluding a negative impact of $1.2 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by 4.9% in the first quarter of 2011 versus an increase of 6.3% as reported in the first quarter of 2010.

As a percentage of net revenue, salaries and employee benefits expense was 76.4% in the first quarter of 2011, compared to 73.1% in the first quarter of 2010.

General and administrative expenses. Consolidated general and administrative expenses increased $1.2 million, or 4.1%, to $31.3 million for the three months ended March 31, 2011 from $30.1 million for the three months ended March 31, 2010. The increase reflects $2.6 million in fees for professional services primarily related to continued investments in various initiatives intended to yield cost savings, including $2.2 million associated with the outsourcing of a portion of our information technology and internal audit functions and $1.0 million associated with the development of our internal search system, partially offset by a $0.6 million decline in professional fees related to a process improvement project that was completed in the first quarter of 2011. Additionally, premise and depreciation expenses decreased $2.3 million, which was offset by a $0.9 million increase in other operating expenses including advertising, communication and temporary employee expenses.

Excluding a negative impact of $0.6 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses increased by 2.2% in the first quarter of 2011 versus an increase of 4.1% as reported in the first quarter of 2010.

As a percentage of net revenue, general and administrative expenses were 27.1% in the first quarter of 2011 compared to 26.5% in the first quarter of 2010.

Operating loss. Consolidated operating loss was $4.1 million for the three months ended March 31, 2011 and $3.8 million for the three months ended March 31, 2010.

In the Americas, operating income for the three months ended March 31, 2011 increased $3.2 million to $7.6 million from $4.4 million for the three months ended March 31, 2010. The increase is due to higher net revenue of $6.0 million reflecting improved productivity in the region, offset by a $2.8 million increase in salaries and employee benefits expense.

In Europe, the operating loss for the three months ended March 31, 2011 decreased $1.9 million to $2.1 million from an operating loss of $4.0 million for the three months ended March 31, 2010. The decrease in the operating loss is due to decreases in general and administrative expenses of $1.7 million and salaries and employee benefits expense of $1.2 million, offset by a decrease in net revenue of $5.2 million. Additionally, in the first quarter of 2010, we incurred other charges of $4.2 million, consisting of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations with our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

In Asia Pacific, operating income for the three months ended March 31, 2011 decreased $0.8 million to $2.5 million from $3.3 million for the three months ended March 31, 2010. The decrease is due an increase of $1.3 million in general and administrative expenses and an increase of $0.7 million in salaries and employee benefits expense primarily related to higher base salaries, offset by higher net revenue of $1.2 million.

Global Operations Support expenses for the three months ended March 31, 2011 increased $4.7 million or 62.8% to $12.2 million from $7.5 million for the three months ended March 31, 2010. Compensation expense increased $3.0 million and general and administrative expenses increased $1.7 million. The increase in compensation expense is primarily due to increased base compensation and bonus expense, $0.7 million of search and corporate support expenses previously provided through the Americas region that is now provided through our Global Business Services group, and $1.1 million of severance expense associated with the departure of our Chief Financial Officer in the first quarter of 2011. The increase in general and administrative expenses is primarily due to $1.5 million in fees for professional services associated with outsourcing certain of our support functions and initiatives intended to yield cost savings, and hiring and temporary employee expenses, offset by a $0.6 million decline in professional fees related to a process improvement project aimed at increasing operational effectiveness and efficiency which was completed in the first quarter of 2011.

Net non-operating income (expense). Net non-operating expense was $1.8 million for the three months ended March 31, 2011 compared to net non-operating income of $0.3 million for the three months ended March 31, 2010.

Net interest income was $0.3 million in the first quarter of 2011 compared to $0.2 million in the first quarter of 2010. Interest income increased primarily due to higher cash balances during the first quarter 2011 compared to the first quarter 2010.

Net other non-operating expense was $2.1 million for the three months ended March 31, 2011 compared to net other non-operating income of $0.1 million for the three months ended March 31, 2010. Net other non-operating income (expense) consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. In addition, in the first quarter of 2011, we wrote-off our $1.8 million investment in JobKoo and our $1.0 million loan to JobKoo made in the first quarter of 2011. JobKoo is a joint venture in which the Company holds an equity method investment.

Income taxes. In the first quarter of 2011, we reported a loss before taxes of $5.9 million and recorded an income tax benefit of $1.2 million. Our effective income tax benefit rate for the first quarter of 2011 was 21.1%, which reflected an adjusted full-year expected annualized tax rate of approximately 37 percent. The decrease in the anticipated full-year annualized tax rate from 2010 is primarily due to the tax benefit of the recognition of net operating loss carryforwards and reduction of related valuation allowances. Our expected annual rate could increase due to income changes by jurisdiction and initial costs in redesigning its entity structure that is expected to be completed in 2011.

In the first quarter of 2010, we reported a loss before taxes of $3.5 million and recorded an income tax benefit of $1.9 million. Our effective tax benefit rate for the first quarter of 2010 was 55.7% primarily due to additional unbenefitted foreign losses and certain one-time non-deductible items in the United Kingdom.

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

There were no borrowings made or outstanding during the quarters ended March 31, 2011 or 2010. We were in compliance with the financial covenants of the Facility and no event of default existed at March 31, 2011.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2011, December 31, 2010 and March 31, 2010 were $92.2 million, $181.1 million and $81.2 million, respectively.

Cash flows used in operating activities. For the three months ended March 31, 2011, cash used in operating activities was $79.7 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $88 million in March 2011 partially offset by 2011 bonus accruals and other non-cash charges, a $9.5 million increase in trade and other receivables, and a net loss of $4.7 million.

For the three months ended March 31, 2010, cash used in operating activities was $32.2 million, principally reflecting an increase in trade and other receivables, a decrease in accrued expenses primarily due to cash bonus payments of approximately $45 million partially offset by 2010 bonus accruals, a net loss of $1.5 million, and restructuring payments of $1.3 million.

Cash flows used in investing activities. Cash used in investing activities was $6.3 million for the three months ended March 31, 2011 primarily due to capital expenditures of $4.4 million, a $1.0 million loan to JobKoo, an equity method investment, and an increase of $0.9 million of restricted cash.

Cash used in investing activities was $3.3 million for the three months ended March 31, 2010 primarily due to capital expenditures of $2.9 million and $0.6 million related to the Bell McCaw Bampfylde Limited acquisition.

Cash flows used in financing activities. Cash used in financing activities for the three months ended March 31, 2011 was $4.8 million primarily due to $2.6 million of quarterly cash dividends to shareholders and $2.2 million of payments for employee tax withholdings on equity transactions.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, accruals for consultant bonuses, stock-based compensation, income taxes, goodwill and other intangible assets, contingent liabilities, and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Recently Adopted Financial Accounting Standards

On January 1, 2011, we adopted guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). The adoption of this guidance did not have a material impact on our financial condition or results of operations.

On January 1, 2011, we adopted guidance on milestone accounting. The guidance applies to transactions involving research or development deliverables or other units of accounting where a performance obligation is met over a period of time and a portion or all of the consideration is contingent upon achievement of a milestone. After meeting specified criteria, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the periods in which the milestones are achieved. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net loss for the three months ended March 31, 2011 by less than $0.1 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (The Exchange Act) Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the Securities and Exchange Commission (the “SEC”) rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 16, 2011, management identified a material weakness in internal control over financial reporting related to controls over accounting for compensation arrangements between the Company and certain of its employees. As a result of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011.

(b) Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, management has established a Remediation Committee which is working to address the material weakness in the following ways:

•

Evaluating, redesigning and enhancing controls to develop a more formal process for granting, updating and disseminating compensation arrangements to facilitate the complete and timely review by accounting personnel.

•

Improving the review processes and procedures over the compensation process and period end compensation liability. Such procedures will include additional levels of oversight and implementing controls around the validation of information utilized in the calculations.

The implementation of these additional controls and procedures is currently progressing as planned, and is expected to be completed by the third quarter 2011. The Company will not be able to conclude that the material weakness has been successfully remediated and cannot make assurances that it will be able to reach such conclusion, until the testing of controls demonstrates that the controls have operated effectively for a sufficient period of time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have contingent liabilities from various pending claims and litigation matters arising in the ordinary course of our business, some of which involve claims for damages that may be substantial in amount. Some of these matters are covered by insurance. Although our ultimate liability in the matter discussed below cannot be determined, based upon information currently available, we believe the ultimate resolution of such claims and litigation will not have a material adverse effect on our financial condition, results of operations or liquidity.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at March 31, 2011). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Item 6.	Exhibits

Exhibit No.	Description

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Vice President and Corporate Controller (acting Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Vice President and Corporate Controller (acting Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011

Heidrick & Struggles International, Inc.
(Registrant)

By:	/S/ CATHERINE E. BADERMAN
Catherine E. Baderman
Vice President and Corporate Controller
(acting Principal Financial Officer)