Form 10-Q
period 2011-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2011-08-01
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 26, 2011, there were 17,839,077 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$103,078	$181,124
Restricted cash	952	393
Accounts receivable, less allowance for doubtful accounts of $6,502 and $6,589 at June 30, 2011 and December 31, 2010, respectively	109,710	83,360
Other receivables	9,641	7,724
Prepaid expenses	19,485	15,323
Other current assets	1,520	1,871
Income taxes recoverable	14,062	11,912
Deferred income taxes	11,916	10,759

Total current assets	270,364	312,466
Non-current assets:
Property and equipment, net	42,338	34,406
Restricted cash	1,904	1,609
Assets designated for retirement and pension plans	25,649	23,647
Investments	10,189	11,021
Other non-current assets	9,486	8,593
Goodwill	115,979	109,888
Other intangible assets, net	6,065	6,480
Deferred income taxes	36,509	36,917

Total non-current assets	248,119	232,561

Total assets	$518,483	$545,027

Current liabilities:
Accounts payable	$11,818	$8,408
Accrued salaries and employee benefits	87,421	124,969
Other current liabilities	41,013	34,064
Income taxes payable	2,015	3,208
Deferred income taxes	1,694	1,807

Total current liabilities	143,961	172,456
Non-current liabilities:
Retirement and pension plans	34,147	30,907
Other non-current liabilities	41,455	47,015
Deferred income taxes	109	107

Total non-current liabilities	75,711	78,029

Total liabilities	219,672	250,485

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,839,077 and 17,558,098 shares outstanding at June 30, 2011 and December 31, 2010, respectively	196	196
Treasury stock at cost, 1,746,770 and 2,027,679 shares at June 30, 2011 and December 31, 2010, respectively	(59,790)	(69,549)
Additional paid in capital	237,479	246,601
Retained earnings	96,714	99,056
Accumulated other comprehensive income	24,212	18,238

Total stockholders’ equity	298,811	294,542

Total liabilities and stockholders’ equity	$518,483	$545,027

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	$142,799	$126,071	$258,421	$239,739
Reimbursements	6,815	4,589	12,072	9,275

Total revenue	149,614	130,660	270,493	249,014
Operating expenses:
Salaries and employee benefits	99,219	85,995	187,600	169,125
General and administrative expenses	33,270	32,854	64,599	62,950
Other charges	—	—	—	4,218
Reimbursed expenses	6,815	4,589	12,072	9,275
Restructuring charges	—	701	—	701
Other operating income	—	(1,072)	—	(1,072)

Total operating expenses	139,304	123,067	264,271	245,197

Operating income	10,310	7,593	6,222	3,817
Non-operating income (expense):
Interest income, net	258	188	553	416
Other, net	441	(2,448)	(1,674)	(2,394)

Net non-operating income (expense)	699	(2,260)	(1,121)	(1,978)

Income before income taxes	11,009	5,333	5,101	1,839
Provision for income taxes	3,580	2,661	2,333	713

Net income	$7,429	$2,672	$2,768	$1,126

Basic weighted average common shares outstanding	17,803	17,487	17,714	17,337
Diluted weighted average common shares outstanding	17,955	17,859	17,995	17,896
Basic earnings per common share	$0.42	$0.15	$0.16	$0.06
Diluted earnings per common share	$0.41	$0.15	$0.15	$0.06
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.26

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	19,586	$196	2,027	$(69,549)	$246,601	$99,056	$18,238	$294,542
Net income	—	—	—	—	—	2,768	—	2,768
Other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	—	—	—	353	353
Foreign currency translation adjustment	—	—	—	—	—	—	5,621	5,621

Other comprehensive income	—	—	—	—	—	2,768	5,974	8,742

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,310	—	—	3,310
Vesting of restricted stock units, net of tax witholdings	—	—	(262)	9,104	(11,749)	—	—	(2,645)
Re-issuance of treasury stock	—	—	(18)	655	(280)	—	—	375
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,632)	—	(4,632)
Dividend equivalents on restricted stock units	—	—	—	—	—	(478)	—	(478)
Tax deficit related to stock-based compensation	—	—	—	—	(403)	—	—	(403)

Balance at June 30, 2011	19,586	$196	1,747	$(59,790)	$237,479	$96,714	$24,212	$298,811

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,768	$1,126
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,311	7,195
Write-off of investment	2,810	—
Deferred income taxes	(1,250)	1,055
Net realized losses on investments	255	233
Stock-based compensation expense	3,148	4,509
Other operating income	—	(1,072)
Allowance for doubtful accounts	(259)	993
Restructuring charges	—	701
Cash paid for restructuring charges	(560)	(1,820)
Changes in assets and liabilities:
Trade and other receivables	(25,597)	(37,147)
Accounts payable	2,046	3,193
Accrued expenses	(41,738)	16,743
Income taxes payable, net	(3,253)	(2,352)
Retirement and pension assets and liabilities	582	351
Prepayments	(3,579)	(2,289)
Other assets and liabilities, net	(1,333)	309

Net cash used in operating activities	(61,649)	(8,272)

Cash flows from investing activities:
Restricted cash	(692)	2,762
Acquisition of businesses, net of cash acquired	—	(554)
Capital expenditures	(9,787)	(11,409)
Purchases of available for sale investments	(607)	(434)
Proceeds from sale of available for sale investments	30	208
Loan to equity method investment	(1,008)	—

Net cash used in investing activities	(12,064)	(9,427)

Cash flows from financing activities:
Cash dividends paid	(5,056)	(5,085)
Payment of employee tax withholdings on equity transactions	(2,749)	(4,546)

Net cash used in financing activities	(7,805)	(9,631)

Effect of exchange rates fluctuations on cash and cash equivalents	3,472	(3,107)

Net decrease in cash and cash equivalents	(78,046)	(30,437)
Cash and cash equivalents at beginning of period	181,124	123,030

Cash and cash equivalents at end of period	$103,078	$92,593

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board issued guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present other comprehensive income within the statement of stockholders’ equity will be eliminated. This guidance is effective for the Company as of January 1, 2012 and will be applied retrospectively beginning with the March 31, 2012 interim reporting period. The Company does not believe adoption of this guidance will have any impact on its financial condition or results of operations.

3. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total stock-based compensation expense included in net income	$1,410	$1,095	$3,148	$4,509
Income tax benefit related to stock-based compensation included in net income	$596	$438	$1,331	$1,804

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2011:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2010	713,394	$26.52
Granted	193,587	25.12
Vested and converted to common stock	(365,172)	28.68
Forfeited	(34,524)	26.33

Outstanding on June 30, 2011	507,285	$24.45

As of June 30, 2011, there was $8.0 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.2 years.

Performance Stock Units

Performance stock unit activity for the six months ended June 30, 2011:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2010	112,523	$22.03
Granted	51,049	27.18
Vested and converted to common stock	—	—
Forfeited	(23,342)	23.45

Outstanding on June 30, 2011	140,230	$23.67

As of June 30, 2011, there was $1.7 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.1 years.

4. Property and Equipment

The components of the Company’s property and equipment are as follows:

	June 30, 2011	December 31, 2010
Leasehold improvements	$47,763	$41,556
Office furniture, fixtures and equipment	25,821	23,588
Computer equipment and software	39,477	35,279

Property and equipment, gross	113,061	100,423
Accumulated depreciation	(70,723)	(66,017)

Property and equipment, net	$42,338	$34,406

5. Restricted Cash

The Company had $2.9 million and $2.0 million of restricted cash at June 30, 2011 and December 31, 2010, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2019.

6. Investments

The components of the Company’s investments are as follows:

	June 30, 2011	December 31, 2010
U.S. non-qualified deferred compensation plan	$9,425	$8,487
JobKoo	—	1,803
Warrants and equity securities	764	731

Total	$10,189	$11,021

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $7.8 million and $7.4 million as of June 30, 2011 and December 31, 2010, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

During the first quarter of 2011, the Company provided a loan to JobKoo in the principal amount of $1.0 million. As a result of JobKoo’s inability to demonstrate sufficient cash flow to support the recoverability of the investment and loan, the Company wrote-off its $1.8 million investment and $1.0 million loan during the first quarter of 2011. The write-off is included in non-operating expense-other, net on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2011.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities.

8. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2011 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2010	$78,989	$22,982	$7,917	$109,888
Iron Hill earnout adjustment	3,740	—	—	3,740
Exchange rate fluctuations	163	1,787	401	2,351

Balance at June 30, 2011	$82,892	$24,769	$8,318	$115,979

In connection with the Company’s 2008 acquisition of Iron Hill, the previous owners, who are now Heidrick & Struggles employees, are eligible to receive earnout payments up to a total of $4.4 million based on achievement of certain revenue metrics in 2009, 2010 and 2011. As a result of the achievement of these revenue metrics during the first six months of 2011, the Company accrued an earnout payment of $3.7 million. The Company anticipates accruing additional earnout payments during the third quarter of 2011 based on the achievement of additional revenue metrics and expects the $3.7 million plus any additional amounts earned during the third quarter of 2011 will be paid in 2011.

Throughout the six months of 2011, the Company continued to monitor events that could cause an impairment in the fair value of its reporting units. The Company concluded that an impairment evaluation was not required during the first six months of 2011. The Company will continue to monitor the financial performance and the fair value of the European reporting unit and if it deteriorates, it could result in the need to record an impairment charge in future periods.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		June 30, 2011			December 31, 2010
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	15.0	$19,039	$(13,367)	$5,672	$18,430	$(12,503)	$5,927
Candidate database	6.0	1,800	(1,425)	375	1,800	(1,275)	525
Other	7.5	176	(158)	18	204	(176)	28

Total intangible assets	14.5	$21,015	$(14,950)	$6,065	$20,434	$(13,954)	$6,480

Intangible asset amortization expense for the three months ended June 30, 2011 and 2010 was $0.3 million. Intangible asset amortization expense for the six months ended June 30, 2011 and 2010 was $0.6 million and $0.7 million, respectively. The estimated intangible amortization expense is $1.3 million for fiscal year 2011, $1.1 million for fiscal year 2012, $0.8 million for fiscal year 2013, $0.8 million for fiscal year 2014, and $0.8 million for fiscal year 2015. These amounts are based on intangible assets recorded as of June 30, 2011, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

9. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$39	$31	$76	$65
Interest cost	314	278	612	577
Amortization of net gain	(95)	(151)	(185)	(314)

Net periodic benefit cost	$258	$158	$503	$328

The pension benefits are fully reinsured through a group insurance contract with ERGO Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and six months ended June 30, 2011.

10. Basic and Diluted Earnings Per Common Share

A reconciliation of the basic and diluted earnings per common share, and the shares used in the computation, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$7,429	$2,672	$2,768	$1,126
Weighted average common shares outstanding	17,803	17,487	17,714	17,337
Dilutive common shares	152	372	281	559

Weighted average diluted common shares outstanding	17,955	17,859	17,995	17,896

Basic earnings per common share	$0.42	$0.15	$0.16	$0.06
Diluted earnings per common share	$0.41	$0.15	$0.15	$0.06

Options to purchase 0.1 million and 0.4 million shares of common stock that were outstanding at June 30, 2011 and 2010, respectively, were excluded from the respective computations of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

11. Restructuring Charges

The accrued restructuring charges at June 30, 2011 consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2011 will be $0.4 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the six months ended June 30, 2011 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2010	$315	$2,082	$2,397
Cash payments	(195)	(365)	(560)
Exchange rate fluctuations	6	28	34

Accrual balance at June 30, 2011	$126	$1,745	$1,871

12. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	June 30, 2011	December 31, 2010
Deferred revenue	$21,558	$16,639
Earnout payments	4,127	363
Sales and value-added taxes	3,054	4,744
Dividend payable	2,320	2,283
Accounting and legal fees	1,862	1,927
Pension liability	1,519	1,401
Premise related costs	1,356	920
Restructuring charges	423	850
Other	4,794	4,937

Total other current liabilities	$41,013	$34,064

The components of other non-current liabilities are as follows:

	June 30, 2011	December 31, 2010
Accrued salaries and employee benefits	$21,855	$26,084
Premise related costs	14,356	15,240
Restructuring charges	1,448	1,549
Earnout payments	371	759
Other	3,425	3,383

Total other non-current liabilities	$41,455	$47,015

13. Income Taxes

In the second quarter of 2011, the Company reported income before taxes of $11.0 million and recorded an income tax provision of $3.6 million. The Company’s effective income tax rate for the second quarter of 2011 was 32.5%, which reflects an adjusted full-year expected annualized tax rate of approximately 46 percent, up from the first quarter 2011 adjusted full-year expected annualized tax rate of approximately 37 percent. The increase in the anticipated full-year annualized tax rate from the first quarter is primarily due to a change in the projection and mix of income earned worldwide.

For the first six months of 2011, the Company reported income before taxes of $5.1 million and recorded an income tax provision of $2.3 million. The Company’s effective income tax rate for the six months ended June 30, 2011 was 45.7%, up from a tax benefit rate in the first quarter of 21.1%. The change to the tax rate from the first quarter was a result of a change in the projection and mix of income earned worldwide.

In the second quarter of 2010, the Company reported income before taxes of $5.3 million and recorded an income tax provision of $2.7 million. The Company’s effective income tax rate for the second quarter of 2010 was 49.9%.

For the first six months of 2010, the Company reported income before taxes of $1.8 million and recorded an income tax provision of $0.7 million. The Company’s effective income tax rate for the six months ended June 30, 2010 was 38.8%.

14. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges and other operating income are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and operating income (loss) excluding restructuring charges and other operating income more appropriately reflects the Company’s core operations. In the second quarter of 2010, restructuring charges of $0.7 million were recorded in the Americas region and other operating income of $1.1 million was recorded in the European region.

Certain prior year figures, provided for the purposes of comparison, have been adjusted to conform to the current year’s presentation.

The revenue, operating income (loss), depreciation, and capital expenditures, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Americas	$76,745	$65,062	$140,222	$122,576
Europe	34,512	31,721	62,078	64,524
Asia Pacific	31,542	29,288	56,121	52,639

Revenue before reimbursements (net revenue)	142,799	126,071	258,421	239,739
Reimbursements	6,815	4,589	12,072	9,275

Total	$149,614	$130,660	$270,493	$249,014

Operating income (loss):
Americas	$18,729	$13,822	$26,377	$18,222
Europe	(2,365)	486	(4,422)	(3,504)
Asia Pacific	4,863	7,051	7,405	10,372

Total regions	21,227	21,359	29,360	25,090
Global Operations Support	(10,917)	(14,137)	(23,138)	(21,644)

Operating income before restructuring charges and other operating income	10,310	7,222	6,222	3,446
Restructuring charges	—	(701)	—	(701)
Other operating income	—	1,072	—	1,072

Total	$10,310	$7,593	$6,222	$3,817

Depreciation:
Americas	$932	$803	$1,691	$1,764
Europe	512	564	1,018	2,953
Asia Pacific	261	493	608	1,056

Total regions	1,705	1,860	3,317	5,773
Global Operations Support	177	33	351	63

Total	$1,882	$1,893	$3,668	$5,836

Capital expenditures:
Americas	$2,761	$1,853	$4,475	$2,463
Europe	1,512	6,426	2,272	8,513
Asia Pacific	325	223	920	352

Total regions	4,598	8,502	7,667	11,328
Global Operations Support	762	40	2,120	81

Total	$5,360	$8,542	$9,787	$11,409

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	June 30, 2011	December 31, 2010
Identifiable assets:
Americas	$273,572	$279,096
Europe	134,922	142,145
Asia Pacific	105,330	120,011

Total regions	513,824	541,252
Global Operations Support	4,659	3,775

Total	$518,483	$545,027

Goodwill and other intangible assets, net:
Americas	$85,882	$82,353
Europe	27,431	25,657
Asia Pacific	8,731	8,358

Total	$122,044	$116,368

15. Guarantees

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2019. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.9 million as of June 30, 2011. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at June 30, 2011). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

We provide our services to a broad range of clients through the expertise of 386 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

2011 Outlook

We are currently forecasting 2011 net revenue of $515 million to $545 million and an operating margin of 6 to 8 percent.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.8	3.6	4.7	3.9

Total revenue	104.8	103.6	104.7	103.9
Operating expenses (income):
Salaries and employee benefits	69.5	68.2	72.6	70.5
General and administrative expenses	23.3	26.1	25.0	26.3
Other charges	—	—	—	1.8
Reimbursements	4.8	4	4.7	3.9
Restructuring charges	—	0.6	—	0.3
Other operating income	—	(0.9)	—	(0.4)

Total operating expenses	97.6	97.6	102.3	102.3

Operating income	7.2	6.0	2.4	1.6

Non-operating income (expense):
Interest income, net	0.2	0.2	0.2	0.2
Other, net	0.3	(2.0)	(0.6)	(1.0)

Net non-operating income (expense)	0.5	(1.8)	(0.4)	(0.8)

Income before income taxes	7.7	4.2	2.0	0.8
Provision for income taxes	2.5	2.1	0.9	0.3

Net income	5.2%	2.1%	1.1%	0.5%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges, and other operating income are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring charges and other operating income, more appropriately reflects our core operations. In the second quarter of 2010, restructuring charges of $0.7 million were recorded in the Americas region and other operating income of $1.1 million was recorded in the European region.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Americas	$76,745	$65,062	$140,222	$122,576
Europe	34,512	31,721	62,078	64,524
Asia Pacific	31,542	29,288	56,121	52,639

Revenue before reimbursements (net revenue)	142,799	126,071	258,421	239,739
Reimbursements	6,815	4,589	12,072	9,275

Total	$149,614	$130,660	$270,493	$249,014

Operating income (loss):
Americas	$18,729	$13,822	$26,377	$18,222
Europe	(2,365)	486	(4,422)	(3,504)
Asia Pacific	4,863	7,051	7,405	10,372

Total regions	21,227	21,359	29,360	25,090
Global Operations Support	(10,917)	(14,137)	(23,138)	(21,644)

Operating income before restructuring charges and other operating income	10,310	7,222	6,222	3,446
Restructuring charges	—	(701)	—	(701)
Other operating income	—	1,072	—	1,072

Total	$10,310	$7,593	$6,222	$3,817

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Total revenue. Consolidated total revenue increased $18.9 million, or 14.5%, to $149.6 million in 2011 from $130.7 million in 2010. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $16.7 million, or 13.3%, to $142.8 million for the three months ended June 30, 2011 from $126.1 million for the three months ended June 30, 2010. The positive impact of exchange rate fluctuations resulted in approximately 6 percentage points of the increase. Net revenue increased in all regions with strong performance from the Industrial and Consumer practices. The number of confirmed executive searches increased 12.4% compared to the second quarter of 2010. The number of consultants was 386 as of June 30, 2011 compared to 343 as of June 30, 2010. Productivity, as measured by annualized net revenue per consultant, was $1.5 million in the second quarter of 2011 compared to $1.4 million in the second quarter of 2010, and average revenue per executive search was $107,400 in the 2011 second quarter compared to $108,600 in the 2010 second quarter.

Net revenue in the Americas was $76.7 million for the three months ended June 30, 2011, an increase of $11.6 million, or 18.0%, from $65.1 million in the second quarter of 2010. Net revenue in Europe was $34.5 million for the three months ended June 30, 2011, an increase of $2.8 million, or 8.8%, from $31.7 million in the second quarter of 2010. The positive impact of exchange rate fluctuations offset a decrease in net revenue by approximately 12 percentage points in the second quarter of 2011. In Asia Pacific, net revenue was $31.5 million for the three months ended June 30, 2011, an increase of $2.2 million, or 7.7%, from $29.3 million in the second quarter of 2010. The positive impact of exchange rate fluctuations offset a decrease in net revenue by approximately 11 percentage points in the second quarter of 2011.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $13.2 million, or 15.4%, to $99.2 million for the three months ended June 30, 2011 from $86.0 million for the three months ended June 30, 2010. The increase in salaries and employee benefits expense is primarily a result of an increase in fixed compensation of $7.2 million related to a $5.0 million increase in base compensation and payroll taxes primarily associated with a 12.8% increase in worldwide headcount and merit salary increases and a $1.7 million increase in related payroll expenses including insurance and retirement benefits. At June 30, 2011 we had 1,615 total employees, compared to 1,432 total employees as of June 30, 2010. For the three months ended June 30, 2011, amortization of deferred cash compensation increased $1.1 million as a result of the deferral of cash bonuses earned in 2010 and other compensation expense increased $0.2 million. These increases were offset by a decrease of $0.8 million associated with special recognition awards issued in the second quarter of 2010.

Performance-related compensation expense increased $6.0 million from the same period in 2010 reflecting an increase in accruals for variable compensation associated with higher net revenue.

Excluding a negative impact of $5.5 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by 9.0% in the second quarter of 2011 versus an increase of 15.4% as reported in the second quarter of 2011.

As a percentage of net revenue, salaries and employee benefits expense was 69.5% in the second quarter of 2011, compared to 68.2% in the second quarter of 2010.

General and administrative expenses. Consolidated general and administrative expenses increased $0.4 million, or 1.3%, to $33.3 million for the three months ended June 30, 2011 from $32.9 million for the three months ended June 30, 2010. The increase reflects fees for professional services of $1.5 million associated with the outsourcing of a portion of our information technology, tax and internal audit functions and $0.7 million associated with the ongoing development of our internal search system, offset by a $0.7 million decline in professional fees related to a process improvement project that was completed in the first quarter of 2011.

Additionally, we incurred increases of $1.7 million in travel expenses related to training and business development initiatives, $0.6 million in corporate sponsorships and contributions, and $0.4 million in other general operating expenses, infrastructure and bad debt expense. These increases were offset by non-recurring expenses incurred in the second quarter of 2010 including $2.5 million associated with a worldwide partners’ meeting and impairment charges of $0.7 million associated with intangible assets related to our Schwab Enterprise, LLC, 75 Search Partners, LLC and Ray and Berndtson Sp. z o. o acquisitions. Premise-related and depreciation expenses decreased $0.6 million in the second quarter of 2011.

Excluding a negative impact of $1.5 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased $1.1 million or 3.4% in the second quarter of 2011 versus an increase of 1.3% as reported in the second quarter of 2011.

As a percentage of net revenue, general and administrative expenses were 23.3% in the second quarter of 2011 compared to 26.1% in the second quarter of 2010.

Restructuring charges. During the second quarter of 2010, one of our subtenants defaulted on its sublease at a previously restructured office. As a result, we revised our estimated remaining obligation for this lease and recorded a restructuring charge of $0.7 million in the Americas region.

Other operating income. As a result of lower than expected 2010 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition and uncertainty regarding their future performance, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment in the second quarter of 2010.

Operating income. Consolidated operating income was $10.3 million for the three months ended June 30, 2011 and $7.6 million for the three months ended June 30, 2010. The increase in operating income is primarily due to an increase in net revenue of $16.7 million, a decrease in restructuring charges of $0.7 million, offset by an increase in salaries and employee benefits expense of $13.2 million, other operating income of $1.1 million, and an increase in general and administrative expenses of $0.4 million.

For segment purposes, restructuring charges and other operating income are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring charges and other operating income more appropriately reflects our core operations.

In the Americas, operating income for the three months ended June 30, 2011 increased $4.9 million to $18.7 million from $13.8 million for the three months ended June 30, 2010. The increase is due to higher net revenue of $11.7 million, offset by increases in salaries and employee benefits expense of $6.3 million and general and administrative expenses of $0.5 million. The increase in salaries and employee benefits expense primarily reflects an increase in accruals for variable compensation associated with higher net revenue levels.

In Europe, operating income (loss) for the three months ended June 30, 2011 decreased $2.9 million to a $2.4 million operating loss from $0.5 million of operating income for the three months ended June 30, 2010. The decrease is due to increases in salaries and employee benefits expense of $5.0 million and general and administrative expenses of $0.7 million partially offset by higher net revenue of $2.8 million. The increase in salaries and employee benefits expense primarily reflects increased base compensation and payroll taxes associated with a 7.7% increase in total employee headcount in the second quarter ended June 30, 2011.

In Asia Pacific, operating income for the three months ended June 30, 2011 decreased $2.1 million to $4.9 million from $7.0 million for the three months ended June 30, 2010. The decrease is due to increases in salaries and employee benefits expense of $3.4 million and general and administrative expenses of $1.0 million offset by higher net revenue of $2.3 million. The increase in salaries and employee benefits expense primarily reflects increased base compensation and payroll taxes associated with an 18.7% increase in total employee headcount and severance of $0.4 million.

Global Operations Support expenses for the three months ended June 30, 2011 decreased $3.2 million or 22.8% to $10.9 million from $14.1 million for the three months ended June 30, 2010. General and administrative expenses decreased $1.8 million and salaries and employee benefits expense decreased $1.4 million. The decrease in general and administrative expenses is primarily due to non-recurring expenses incurred in the second quarter of 2010, including $2.5 million related to a worldwide partners’ meeting, and a $0.7 million decline in fees for professional services related to a process improvement project that was completed in the first quarter of 2011, partially offset by increases of $0.9 million in travel and entertainment expenses, $0.8 million in fees for professional services associated with the outsourcing of a portion of our tax and internal audit functions and $0.3 million in other general operating and infrastructure expenses. The decrease in compensation expense is primarily due to a $0.8 million decrease in severance expense in the second quarter of 2011 compared to the second quarter of 2010.

Net non-operating income (expense). Net non-operating income was $0.7 million for the three months ended June 30, 2011 compared to net non-operating expense of $2.3 million for the three months ended June 30, 2010.

Net interest income was $0.3 million in the second quarter of 2011 compared to $0.2 million in the second quarter of 2010. Interest income increased primarily due to higher cash balances during the second quarter 2011 compared to the second quarter 2010.

Net other non-operating income was $0.4 million for the three months ended June 30, 2011, compared to $2.4 million of expense for the three months ended June 30, 2010. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. During the second quarter of 2010, we identified that we were not properly accounting for our non-controlling interest associated with our operations in China. As a result, we recorded a cumulative adjustment of $1.1 million in net other non-operating expense.

Income taxes. In the second quarter of 2011, we reported income before taxes of $11.0 million and recorded an income tax provision of $3.6 million. Our effective income tax rate for the second quarter of 2011 was 32.5%, which reflects an adjusted full-year expected annualized tax rate of approximately 46 percent, up from the first quarter 2011 adjusted full-year expected annualized tax rate of approximately 37 percent. The increase in the anticipated full-year annualized tax rate from the first quarter is primarily due to a change in the projection and mix of income earned worldwide.

In the second quarter of 2010, we reported income before taxes of $5.3 million and recorded an income tax provision of $2.7 million. Our effective income tax rate for the second quarter of 2010 was 49.9%.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Total revenue. Consolidated total revenue increased $21.5 million, or 8.6%, to $270.5 million in 2011 from $249.0 million in 2010. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $18.7 million, or 7.8%, to $258.4 million for the six months ended June 30, 2011 from $239.7 million for the six months ended June 30, 2010. The positive impact of exchange rate fluctuations resulted in approximately 4 percentage points of the increase. Net revenue increased in the Americas and Asia Pacific with strong performance in the Industrial and Consumer practices. The number of confirmed executive searches increased 5.4% compared to the six months ended 2010. The number of consultants was 386 as of June 30, 2011 compared to 343 as of June 30, 2010. Productivity, as measured by annualized net revenue per consultant, increased to $1.4 million in the six months ended 2011 from $1.3 million in the six months ended 2010, and average revenue per executive search was $104,500 for the six months ended June 30, 2011 compared to $103,500 in for the six months ended June 30, 2010.

Net revenue in the Americas was $140.2 million for the six months ended June 30, 2011, an increase of $17.6 million, or 14.4%, from $122.6 million for the six months ended June 30, 2010. Net revenue in Europe was $62.1 million for the six months ended June 30, 2011, a decrease of $2.4 million, or 3.8%, from $64.5 million for the six months ended June 30, 2010. The positive impact of exchange rate fluctuations reduced the decrease in net revenue in Europe by approximately 6 percentage points for the six months ended 2011. In Asia Pacific, net revenue was $56.1 million for the six months ended June 30, 2011, an increase of $3.5 million, or 6.6%, from $52.6 million for the six months ended June 30, 2010. The positive impact of exchange rate fluctuations increased net revenue in Asia Pacific by approximately 9 percentage points for the six months ended June 30, 2011.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $18.5 million, or 10.9%, to $187.6 million for the six months ended June 30, 2011 from $169.1 million for the six months ended June 30, 2010. The increase in salaries and employee benefits expense is primarily a result of an increase in fixed compensation of $12.8 million related to a $8.1 million increase in base compensation and payroll taxes associated with an 12.8% increase in worldwide headcount and merit salary increases, a $1.2 million increase in retirement, insurance and other bonus expense, and $0.8 million of expense associated with special recognition awards issued in the second quarter of 2010. For the six months ended June 30, 2011, amortization of deferred cash compensation increased $2.9 million as a result of the cash bonuses earned in 2010 that have been deferred. Severance expense increased $1.0 million, partially offset by a decrease in stock-based compensation expense of $1.2 million as a result of an overall decrease in the amount of equity awards granted in the six months ended June 30, 2011 compared to the same period in 2010. At June 30, 2011 we had 1,615 total employees, compared to 1,432 total employees as of June 30, 2010.

For the six months ended June 30, 2011, performance-related compensation expense increased $5.7 million due to an increase in accruals for variable compensation due to an increase in net revenue.

Excluding a negative impact of $7.4 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by approximately 7 percent in the six months ended June 30, 2011 versus 10.9% as reported in the six months ended June 30, 2011.

As a percentage of net revenue, salaries and employee benefits expense was 72.6% in the first six months of 2011, compared to 70.5% in the first six months of 2010.

General and administrative expenses. Consolidated general and administrative expenses increased $1.6 million, or 2.6%, to $64.6 million for the six months ended June 30, 2011 from $63.0 million for the six months ended June 30, 2010. The increase reflects fees for professional services of $3.1 million associated with the outsourcing of a portion of our information technology, tax and internal audit functions, $1.7 million associated with the development of our internal search system and $0.4 million of other professional fees, partially offset by a $1.4 million decline in professional fees related to a process improvement project that was completed in the first quarter of 2011.

Additionally, we incurred increases of $1.8 million in travel expenses related to training and business development initiatives, $1.6 million in communication, advertising and corporate sponsorship expense and $0.5 million in other general operating and infrastructure expense, which were partially offset by non-recurring expenses incurred in the second quarter of 2010 including $2.5 million associated with a worldwide partners’ meeting and impairment charges of $0.7 million associated with intangible assets related to our Schwab Enterprise, LLC, 75 Search Partners, LLC and Ray and Berndtson Sp. z o. o acquisitions. Premise-related and depreciation expenses decreased $2.9 million in six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Excluding a negative impact of $2.1 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by approximately one percent in the six months ended June 30, 2011 versus 2.6% as reported in the six months ended June 30, 2011.

As a percentage of net revenue, general and administrative expenses were 25.0% in the first six months of 2011, compared to 26.3% in the first six months of 2010.

Other charges. The other charges of $4.2 million for the six months ended June 30, 2010 consisted of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations with our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Restructuring charges. During the six months ended June 30, 2010, one of our subtenants defaulted on its sublease at a previously restructured office. As a result, we revised our estimated remaining obligation for this lease and recorded an additional restructuring charge of $0.7 million in the Americas region.

Other operating income. As a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition and uncertainty regarding their future performance, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment in the second quarter of 2010.

Operating income (loss). Our consolidated operating income was $6.2 million for the six months ended June 30, 2011 and $3.8 million for the six months ended June 30, 2010. The increase in operating income is primarily due to an increase in net revenue of $18.7 million, and decreases in other charges of $4.2 million and in restructuring charges of $0.7 million, offset by an increase in salaries and employee benefits expense of $18.5 million, other operating income of $1.1 million, and an increase in general and administrative expenses of $1.6 million.

For segment purposes, restructuring charges and other operating income are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring charges and other operating income more appropriately reflects our core operations.

The Americas reported operating income of $26.4 million for the six months ended June 30, 2011 compared to operating income of $18.2 million for the six months ended June 30, 2010. The increase of $8.2 million is due to higher net revenue of $17.6 million, offset by an $8.9 million increase in salaries and employee benefits expense and a $0.5 million increase in general and administrative expenses.

Europe reported an operating loss of $4.4 million for the six months ended June 30, 2011, compared to an operating loss of $3.5 million for the six months ended June 30, 2010. The increase in the operating loss is due to increases in salaries and employee benefits expense of $3.8 million and a decrease in revenue of $2.4 million, partially offset by a decrease in general and administrative expenses of $1.1 million. The increase in salaries and employee benefits expense primarily reflects increased base compensation and fixed employee related payroll costs associated with a 7.7% increase in total employee headcount in the six months ended June 30, 2011. Additionally, the six months ended June 30, 2010 included $4.2 million of other charges, consisting of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations with our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Asia Pacific reported operating income of $7.4 million for the six months ended June 30, 2011, a decrease of $3.0 million compared to operating income of $10.4 million for the six months ended June 30, 2010. The decrease is due to a $4.1 million increase in salaries and employee benefits expense and a $2.4 million increase in general and administrative expenses partially offset by higher net revenue of $3.5 million. The increase in salaries and employee benefits expense primarily reflects increased base compensation and payroll taxes associated with an 18.7% increase in total employee headcount and merit increases and severance expense of $0.4 million.

Global Operations Support expenses for the six months ended June 30, 2011 were $23.1 million, an increase of $1.5 million, compared to $21.6 million for the six months ended June 30, 2010. Salaries and employee benefits expense increased $1.6 million offset by a decrease in general and administrative expenses of $0.1 million. The increase in compensation expense is primarily due to increased base compensation and variable compensation expense. The decrease in general and administrative expenses is primarily due to non-recurring expenses incurred in the second quarter of 2010, including $2.5 million related to a worldwide partners’ meeting, and a $1.4 million decline in fees for professional services related to a process improvement project that was completed in the first quarter of 2011, offset by increases of $1.3 million in fees for professional services associated with the outsourcing of a portion of our tax and internal audit departments, $1.1 million in travel and entertainment expenses, $0.9 million in other fees for professional services and $0.5 million in other operating and infrastructure expenses.

Net non-operating income (expense). Net non-operating expense was $1.1 million for the six months ended June 30, 2011 compared to net non-operating expense of $2.0 million for the six months ended June 30, 2010.

Net interest income was $0.6 million for the six months ended June 30, 2011 compared to $0.4 million for the six months ended June 30, 2010. Interest income increased primarily due to higher cash balance during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Net other non-operating expense was $1.7 million for the six months ended June 30, 2011, compared to net other non-operating expense of $2.4 million for the six months ended June 30, 2010. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. During the first six months of 2011, we wrote-off our $1.8 million investment in JobKoo and our $1.0 million loan to JobKoo made in the first quarter of 2011. JobKoo is a joint venture in which the Company holds an equity method investment. Additionally, during the second quarter of 2010, we identified that we were not properly accounting for our non-controlling interest associated with our operations in China. As a result, we recorded a cumulative adjustment of $1.1 million in net other non-operating expense.

Income taxes. For the first six months of 2011, we reported income before taxes of $5.1 million and recorded an income tax provision of $2.3 million. Our effective income tax rate for the six months ended June 30, 2011 was 45.7%, up from a tax benefit rate in the first quarter of 21.1%. The change to the tax rate from the first quarter was a result of a change in the projection and mix of income earned worldwide.

For the first six months of 2010, we reported income before taxes of $1.8 million and recorded an income tax provision of $0.7 million. Our effective income tax rate for the six months ended June 30, 2010 was 38.8%.

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

Lines of credit. On June 22, 2011, the Company and certain foreign subsidiary borrowers of the Company entered into a Credit Agreement (the “Agreement”) with its lenders. The Agreement provides the terms under which the lenders will make available to the Company a committed unsecured revolving credit facility in an aggregate amount of up to $75 million (the “Facility”). The Agreement includes an expansion feature that allows the Company to seek to increase the aggregate commitment under the Facility by up to $25 million provided that the Company is in compliance with certain conditions set forth in the Agreement. The Agreement also provides for the issuance of letters of credit. The Facility matures on June 22, 2016. Under the Agreement, the Borrowers may borrow U.S. dollars, euros, British pound sterling, Australian dollars or other major traded currencies as agreed by the lenders. Borrowings under the Agreement bear interest, at the Company’s election, at the existing Alternate Base Rate (as defined in the Agreement) or Adjusted LIBOR Rate (as defined in the Agreement) plus a spread as determined by the Company’s leverage ratio.

The Agreement replaces the Company’s $75 million Credit Agreement, dated October 26, 2006, which was terminated on June 22, 2011 (the “Terminated Agreement”). The Terminated Agreement allowed us to borrow U.S. dollars, euros or other major currencies as agreed by the lenders. Borrowings under the Terminated Agreement bore interest at the existing Alternate Base Rate or at LIBOR plus a spread as determined by our leverage ratio.

There were no borrowings made or outstanding under the existing lines of credit during the quarters ended June 30, 2011 or 2010. We were in compliance with the financial covenants of the Facility and no event of default existed at June 30, 2011.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2011, December 31, 2010 and June 30, 2010 were $103.1 million, $181.1 million and $92.6 million, respectively.

Cash flows used in operating activities. For the six months ended June 30, 2011, cash used in operating activities was $61.6 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $99 million in March 2011 partially offset by 2011 bonus accruals and other non-cash charges, a $25.6 million increase in trade and other receivables and net income of $2.8 million.

For the six months ended June 30, 2010, cash used in operating activities was $8.3 million, principally reflecting an increase in trade and other receivables, cash bonus payments of approximately $47 million and restructuring payments of $1.8 million partially offset by 2010 bonus accruals.

Cash flows used in investing activities. Cash used in investing activities was $12.1 million for the six months ended June 30, 2011 primarily due to capital expenditures of $9.8 million, a $1.0 million loan to JobKoo, an equity method investment, and an increase of $0.7 million of restricted cash.

Cash used in investing activities was $9.4 million for the six months ended June 30, 2010 primarily due to capital expenditures of $11.4 million and $0.6 million related to the Bell McCaw Bampfylde Limited acquisition.

Cash flows used in financing activities. Cash used in financing activities for the six months ended June 30, 2011 was $7.8 million primarily due to $5.1 million of quarterly cash dividends to shareholders and $2.7 million of payments for employee tax withholdings on equity transactions.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board issued guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present other comprehensive income within the statement of stockholders’ equity will be eliminated. This guidance is effective for us as of January 1, 2012 and will be applied retrospectively beginning with the March 31, 2012 interim reporting period. We do not believe adoption of this guidance will have any impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2011 by less than $0.1 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the interim principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based on the evaluation, the Company’s chief executive officer and interim chief financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2011. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 16, 2011, management identified a material weakness in internal control over financial reporting related to controls over accounting for compensation arrangements between the Company and certain of its employees. As a result of this material weakness, management also concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011.

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

However, management has established a Remediation Committee which is working to address the material weakness in the following ways:

•

Evaluated, redesigned and enhanced controls to provide a more formal process for granting, updating and disseminating compensation arrangements to facilitate the complete and timely review by accounting personnel.

•

Improved the review processes and procedures over the compensation process and period end compensation liability. Such procedures will include additional levels of oversight and implementing controls around the validation of information utilized in the calculations.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at June 30, 2011). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Item 6.	Exhibits

Exhibit No.	Description

*10.1	Consulting Agreement between Heidrick & Struggles International, Inc. and Richard W. Pehlke dated May 16, 2011

*10.2	Amended and Restated Employment Letter Agreement between Heidrick & Struggles International, Inc. and Stephen W. Beard dated May 18, 2011

10.3	Credit Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated June, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated June 22, 2011, filed on June 27, 2011)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	The following financial information from the Heidrick & Struggles International, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related Footnotes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2011

Heidrick & Struggles International, Inc.
(Registrant)

By:	/S/ RICHARD W. PEHLKE
Richard W. Pehlke
(interim Chief Financial Officer)