Form 10-Q
period 2011-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2011-11-01
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 26, 2011, there were 17,847,382 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$135,499	$181,124
Restricted cash	442	393
Accounts receivable, less allowance for doubtful accounts of $5,911 and $6,589 at September 30, 2011 and December 31, 2010, respectively	101,664	83,360
Other receivables	9,166	7,724
Prepaid expenses	17,483	15,323
Other current assets	1,482	1,871
Income taxes recoverable	11,968	11,912
Deferred income taxes	9,792	10,759

Total current assets	287,496	312,466
Non-current assets:
Property and equipment, net	47,491	34,406
Restricted cash	1,504	1,609
Assets designated for retirement and pension plans	23,668	23,647
Investments	9,524	11,021
Other non-current assets	7,920	8,593
Goodwill	90,421	109,888
Other intangible assets, net	2,725	6,480
Deferred income taxes	27,876	36,917

Total non-current assets	211,129	232,561

Total assets	$498,625	$545,027

Current liabilities:
Accounts payable	$10,438	$8,408
Accrued salaries and employee benefits	115,841	124,969
Other current liabilities	33,208	34,064
Income taxes payable	5,368	3,208
Deferred income taxes	1,895	1,807

Total current liabilities	166,750	172,456
Non-current liabilities:
Retirement and pension plans	31,393	30,907
Other non-current liabilities	43,749	47,015
Deferred income taxes	219	107

Total non-current liabilities	75,361	78,029

Total liabilities	242,111	250,485

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,847,382 and 17,558,098 shares outstanding at September 30, 2011 and December 31, 2010, respectively	196	196
Treasury stock at cost, 1,738,395 and 2,027,679 shares at September 30, 2011 and December 31, 2010, respectively	(59,499)	(69,549)
Additional paid in capital	238,115	246,601
Retained earnings	61,528	99,056
Accumulated other comprehensive income	16,174	18,238

Total stockholders’ equity	256,514	294,542

Total liabilities and stockholders’ equity	$498,625	$545,027

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	$142,213	$126,129	$400,634	$365,868
Reimbursements	7,092	5,099	19,164	14,374

Total revenue	149,305	131,228	419,798	380,242
Operating expenses (income):
Salaries and employee benefits	99,700	88,324	287,300	257,449
General and administrative expenses	28,782	32,505	93,381	95,455
Other charges	—	—	—	4,218
Reimbursed expenses	7,092	5,099	19,164	14,374
Restructuring charges	—	920	—	1,621
Impairment charges	26,366	—	26,366	—
Other operating income	—	—	—	(1,072)

Total operating expenses	161,940	126,848	426,211	372,045

Operating income (loss)	(12,635)	4,380	(6,413)	8,197
Non-operating income (expense):
Interest income, net	300	157	853	573
Other, net	(1,803)	733	(3,477)	(1,661)

Net non-operating income (expense)	(1,503)	890	(2,624)	(1,088)

Income (loss) before income taxes	(14,138)	5,270	(9,037)	7,109
Provision for income taxes	18,263	4,086	20,596	4,799

Net income (loss)	$(32,401)	$1,184	$(29,633)	$2,310

Basic weighted average common shares outstanding	17,840	17,524	17,756	17,400
Diluted weighted average common shares outstanding	17,840	17,793	17,756	17,862
Basic earnings (loss) per common share	$(1.82)	$0.07	$(1.67)	$0.13
Diluted earnings (loss) per common share	$(1.82)	$0.07	$(1.67)	$0.13
Cash dividends paid per share	$0.13	$0.13	$0.39	$0.39

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	19,586	$196	2,027	$(69,549)	$246,601	$99,056	$18,238	$294,542
Net loss	—	—	—	—	—	(29,633)	—	(29,633)
Other comprehensive loss:
Unrealized loss on available for sale investments	—	—	—	—	—	—	(519)	(519)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,545)	(1,545)

Other comprehensive loss	—	—	—	—	—	(29,633)	(2,064)	(31,697)

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	4,324	—	—	4,324
Vesting of restricted stock units, net of tax withholdings	—	—	(270)	9,395	(12,102)	—	—	(2,707)
Re-issuance of treasury stock	—	—	(19)	655	(280)	—	—	375
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(6,952)	—	(6,952)
Dividend equivalents on restricted stock units	—	—	—	—	—	(943)	—	(943)
Tax deficit related to stock-based compensation	—	—	—	—	(428)	—	—	(428)

Balance at September 30, 2011	19,586	$196	1,738	$(59,499)	$238,115	$61,528	$16,174	$256,514

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(29,633)	$2,310
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,207	9,324
Write-off of investment	2,810	—
Deferred income taxes	9,815	3,151
Net realized and unrealized losses on investments	488	1,017
Stock-based compensation expense	4,161	6,027
Other operating income	—	(1,072)
Allowance for doubtful accounts	(667)	1,479
Impairment charges	26,366	—
Restructuring charges	—	1,621
Cash paid for restructuring charges	(658)	(2,818)
Changes in assets and liabilities:
Trade and other receivables	(20,487)	(49,209)
Accounts payable	889	4,675
Accrued expenses	(12,716)	51,021
Income taxes receivable, net	1,658	1,317
Retirement and pension assets and liabilities	(290)	392
Prepayments	(1,988)	(3,712)
Other assets and liabilities, net	2,393	(2,315)

Net cash (used in) provided by operating activities	(10,652)	23,208

Cash flows from investing activities:
Restricted cash	13	2,762
Acquisition earnout payments	(3,930)	(554)
Capital expenditures	(16,250)	(16,066)
Purchases of available for sale investments	(799)	(547)
Proceeds from sale of available for sale investments	58	280
Loan to equity method investment	(1,008)	—
Other, net	89	—

Net cash used in investing activities	(21,827)	(14,125)

Cash flows from financing activities:
Cash dividends paid	(7,380)	(7,367)
Payment of employee tax withholdings on equity transactions	(2,752)	(4,569)

Net cash used in financing activities	(10,132)	(11,936)

Effect of exchange rates fluctuations on cash and cash equivalents	(3,014)	2,586

Net decrease in cash and cash equivalents	(45,625)	(267)
Cash and cash equivalents at beginning of period	181,124	123,030

Cash and cash equivalents at end of period	$135,499	$122,763

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

In September 2011, the Financial Accounting Standards Board issued guidance that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe adoption of this guidance will have any impact on its financial condition and will have minimal impact on its operations.

3. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total stock-based compensation expense included in net income (loss)	$1,013	$1,523	$4,161	$6,027
Income tax benefit related to stock-based compensation included in net income (loss)	$428	$609	$1,761	$2,411

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2011:

	Number of Restricted Stock Units	Weighted-Average Grant-date Fair Value
Outstanding on December 31, 2010	713,394	$26.52
Granted	220,044	24.47
Vested and converted to common stock	(376,941)	28.55
Forfeited	(35,024)	26.39

Outstanding on September 30, 2011	521,473	$24.20

As of September 30, 2011, there was $7.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.1 years.

Performance Stock Units

Performance stock unit activity for the nine months ended September 30, 2011:

	Number of Peformance Stock Units	Weighted-Average Grant-date Fair Value
Outstanding on December 31, 2010	112,523	$22.03
Granted	51,049	27.18
Vested and converted to common stock	—	—
Forfeited	(23,342)	23.45

Outstanding on September 30, 2011	140,230	$23.67

As of September 30, 2011, there was $1.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.9 years.

4. Property and Equipment

The components of the Company’s property and equipment are as follows:

	September 30,	December 31,
	2011	2010
Leasehold improvements	$47,711	$41,556
Office furniture, fixtures and equipment	25,554	23,588
Computer equipment and software	45,252	35,279

Property and equipment, gross	118,517	100,423
Accumulated depreciation	(71,026)	(66,017)

Property and equipment, net	$47,491	$34,406

5. Restricted Cash

The Company had $1.9 million and $2.0 million of restricted cash at September 30, 2011 and December 31, 2010, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2019.

6. Investments

The components of the Company’s investments are as follows:

	September 30, 2011	December 31, 2010
U.S. non-qualified deferred compensation plan	$8,721	$8,487
Warrants and equity securities	803	731
JobKoo	—	1,803

Total	$9,524	$11,021

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $7.9 million and $7.4 million as of September 30, 2011 and December 31, 2010, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

During the first quarter of 2011, the Company provided a loan to its equity method investee, JobKoo, in the principal amount of $1.0 million. As a result of JobKoo’s inability to demonstrate sufficient cash flow to support repayment of the loan or recoverability of the investment, the Company wrote-off its $1.8 million investment and $1.0 million loan during the first quarter of 2011. The Company continues to hold its 50% interest in JobKoo. The write-off is included in non-operating expense—other, net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities.

8. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2011 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2010	$78,989	$22,982	$7,917	$109,888
Goodwill impariment	—	(23,507)	—	(23,507)
Iron Hill earnout adjustment	3,930	—	—	3,930
Exchange rate fluctuations	(228)	525	(187)	110

Balance at September 30, 2011	$82,691	$—	$7,730	$90,421

As a result of the Company’s planned restructuring initiatives expected to occur during the fourth quarter of 2011, which are primarily related to Europe (part of the company-wide restructuring plan approved by the Board of Directors of the Company on October 5, 2011 – See Note 17. Subsequent Events), and the current volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region, the Company, with the assistance of an independent valuation firm, conducted a goodwill impairment evaluation during the third quarter of 2011. The goodwill impairment evaluation is performed using a two-step, fair value based test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step one. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of the Company’s reporting units as defined in the accounting standard for goodwill and intangible assets. The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific. The Americas is comprised of the Company’s North America and Latin America operations. These operating segments are also considered to be the Company’s reporting units as follows: North America, Latin America, Europe and Asia Pacific.

During the impairment evaluation process, the Company used discounted cash flow and comparable company methodologies to estimate the fair value of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared assets and liabilities, historical and projected performance of the Company’s reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of the Company’s reporting units.

The completion of the first step of the goodwill impairment test indicated that the fair value of the Europe reporting unit did not exceed its carrying amount. The key assumptions used in the determination of fair value were the volatility in current economic conditions, and included a forecast of moderate growth in the near term driven by enhanced consultant productivity after the Company’s restructuring activities followed by stabilization in the longer term, improved profit margin expectations and other factors. As a result of the fair value of the Europe reporting unit not exceeding its carrying amount, the second step of the impairment evaluation was performed. Based on the results of the second step of the impairment evaluation, the Company determined that the goodwill within the Europe reporting unit was impaired, which resulted in a non-cash impairment charge of $23.5 million during the third quarter of 2011 to write-off all of the goodwill in the Europe reporting unit.

In connection with the Company’s 2008 acquisition of Iron Hill, the previous owners, who are now Heidrick & Struggles employees, were eligible to receive earnout payments up to a total of $4.4 million based on achievement of certain revenue metrics in 2009, 2010 and 2011. As a result of the achievement of these revenue metrics, the Company paid an earnout payment of $3.9 million during the third quarter of 2011. The earnout period for the Iron Hill acquisition has expired and after the payment that was made during the third quarter of 2011, there will be no additional future payments associated with the acquisition.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		September 30, 2011			December 31, 2010
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	12.6	$10,171	$(7,746)	$2,425	$18,430	$(12,503)	$5,927
Candidate database	6.0	1,800	(1,500)	300	1,800	(1,275)	525
Other	—	—	—	—	204	(176)	28

Total intangible assets	11.8	$11,971	$(9,246)	$2,725	$20,434	$(13,954)	$6,480

In connection with the goodwill impairment evaluation discussed above, the Company also performed an evaluation of its intangible assets during the third quarter of 2011. The analysis was conducted in accordance with accounting guidance on fair value measurements taking into consideration Level 3 inputs, primarily consisting of discounted cash flow methodologies and assumptions regarding the highest and best use of the asset by market participants in the context of the executive search business. Based on this evaluation, the Company recorded an impairment charge related to its client relationship intangible assets in Europe of $2.5 million and the Americas of $0.4 million in the third quarter of 2011.

Intangible asset amortization expense, excluding the impairment charge noted above, for the three months ended September 30, 2011 and 2010 was $0.3 million. Intangible asset amortization expense, excluding the impairment charge noted above, for the nine months ended September 30, 2011 and 2010 was $1.0 million. The estimated intangible amortization expense is $1.1 million for fiscal year 2011, $0.6 million for fiscal year 2012, $0.4 million for fiscal years 2013 and 2014, and $0.3 million for fiscal year 2015. These amounts are based on intangible assets recorded as of September 30, 2011, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

9. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$39	$32	$115	$97
Interest cost	308	279	921	856
Amortization of net gain	(93)	(152)	(279)	(465)

Net periodic benefit cost	$254	$159	$757	$488

The pension benefits are fully reinsured through a group insurance contract with ERGO Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and nine months ended September 30, 2011.

10. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(32,401)	$1,184	$(29,633)	$2,310
Weighted average common shares outstanding	17,840	17,524	17,756	17,400
Dilutive common shares	—	269	—	462

Weighted average diluted common shares outstanding	17,840	17,793	17,756	17,862

Basic earnings (loss) per common share	$(1.82)	$0.07	$(1.67)	$0.13
Diluted earnings (loss) per common share	$(1.82)	$0.07	$(1.67)	$0.13

Options to purchase 0.1 million and 0.4 million shares of common stock that were outstanding at September 30, 2011 and 2010, respectively, were excluded from the respective computations of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. For the three and nine months ended September 30, 2011 there were approximately 0.2 million dilutive common shares that were excluded from the computation of the loss per common share because the effect of their inclusion would be anti-dilutive as a result of the Company’s net loss position.

11. Restructuring Charges

The accrued restructuring charges at September 30, 2011 consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2011 will be $0.4 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Changes to the accrual for restructuring charges for the nine months ended September 30, 2011 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2010	$315	$2,082	$2,397
Cash payments	(192)	(472)	(664)
Exchange rate fluctuations	(2)	(2)	(4)

Accrual balance at September 30, 2011	$121	$1,608	$1,729

On October 5, 2011, the Board of Directors of the Company approved a restructuring plan that will be executed during the fourth quarter of 2011, (See Note 17. Subsequent Events).

12. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	September 30, 2011	December 31, 2010
Deferred revenue	$17,517	$16,639
Sales and value-added taxes	3,277	4,744
Dividend payable	2,320	2,283
Accounting and legal fees	2,036	1,927
Pension liability	1,412	1,401
Premise related costs	979	920
Capital lease obligation	574	—
Restructuring charges	379	850
Earnout payments	356	363
Other	4,358	4,937

Total other current liabilities	$33,208	$34,064

The components of other non-current liabilities are as follows:

	September 30, 2011	December 31, 2010
Accrued salaries and employee benefits	$23,750	$26,084
Premise related costs	13,927	15,240
Capital lease obligation	1,506	—
Restructuring charges	1,350	1,549
Earnout payments	341	759
Other	2,875	3,383

Total other non-current liabilities	$43,749	$47,015

13. Income Taxes

In the third quarter of 2011, the Company reported a loss before taxes of $14.1 million and recorded an income tax provision of $18.3 million. The Company’s effective income tax rate for the third quarter of 2011 was 129.2%, which reflects an adjusted full-year expected annualized tax rate of approximately 600 percent, up from the second quarter 2011 adjusted full-year expected annualized tax rate of approximately 46 percent. The increase in the anticipated full-year annualized tax rate from the second quarter is primarily due to the establishment of valuation allowances on several of our European entities, non-recognition of tax benefits related to the corresponding current year losses for these entities, and non-recognition of tax benefits related to goodwill impairment. The establishment of a valuation allowance for several of the Company’s European entities creates a current tax expense equal to the deferred tax assets on the balance sheet. Also, the valuation allowance does not allow the Company to recognize a tax benefit on the current year loss. The majority of the goodwill does not have a tax basis, so the goodwill impairment resulted in an expense with no corresponding tax benefit.

For the first nine months of 2011, the Company reported a loss before taxes of $9.0 million and recorded an income tax provision of $20.6 million. The Company’s effective income tax rate for the nine months ended September 30, 2011 was 227.9%, up from an effective income tax rate of 45.7% for the six months ended June 30, 2011. The increase in the anticipated full-year annualized tax rate from the six months ended June 30, 2011 is primarily due to the establishment of valuation allowances on several of our European entities, non-recognition of tax benefits related to the corresponding current year losses for these entities, and non-recognition of tax benefits related to goodwill impairment.

In the third quarter of 2010, the Company reported income before taxes of $5.3 million and recorded an income tax provision of $4.1 million. The Company’s effective income tax rate for the third quarter of 2010 was 77.5%.

For the first nine months of 2010, the Company reported income before taxes of $7.1 million and recorded an income tax provision of $4.8 million. The Company’s effective income tax rate for the nine months ended September 30, 2010 was 67.5%.

A reconciliation of the provision for (benefit from) income taxes to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Income taxes at the U.S. Rate	$(4,948)	35.0%	$1,845	35.0%	$(3,163)	35.0%	$2,488	35.0%
State income taxes	(490)	3.5	183	3.5	(313)	3.5	246	3.5
Goodwill/intangible impairment	8,867	(62.7)	—	0.0	9,497	(105.1)	—	0.0
Nondeductible expenses and entity income variance	2,953	(20.9)	3,101	58.8	3,462	(38.3)	3,350	47.1
Reserve adjustment	—	0.0	(3,292)	(62.5)	—	0.0	(3,292)	(46.3)
Valuation allowance	10,582	(74.8)	2,441	46.3	9,612	(106.4)	2,441	34.3
Other	1,299	(9.3)	(192)	(3.6)	1,501	(16.6)	(434)	(6.1)

Provision for income taxes	$18,263	(129.2)%	$4,086	77.5%	$20,596	(227.9)%	$4,799	67.5%

14. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges, impairment charges, and other operating income are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and operating income (loss) excluding restructuring charges, impairment charges, and other operating income more appropriately reflects the Company’s core operations.

In the third quarter of 2011, the Company recorded impairment charges of $26.0 million in the Europe region and $0.4 million in the Americas. In the first nine months of 2010, the restructuring charges by segment were $1.0 million in the Americas, $0.3 million in the European region, and $0.3 million in Global Operations Support. Other operating income of $1.1 million was recorded in the European region in the first nine months of 2010.

Certain prior year figures, provided for the purposes of comparison, have been adjusted to conform to the current year’s presentation.

The revenue, operating income (loss), depreciation, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Americas	$76,886	$66,601	$217,108	$189,177
Europe	37,780	27,864	99,858	92,388
Asia Pacific	27,547	31,664	83,668	84,303

Revenue before reimbursements (net revenue)	142,213	126,129	400,634	365,868
Reimbursements	7,092	5,099	19,164	14,374

Total	$149,305	$131,228	$419,798	$380,242

Operating income (loss):
Americas	$17,877	$11,870	$44,254	$30,092
Europe	2,410	(1,444)	(2,012)	(4,948)
Asia Pacific	2,792	7,829	10,197	18,201

Total regions	23,079	18,255	52,439	43,345
Global Operations Support	(9,348)	(12,955)	(32,486)	(34,599)

Operating income before restructuring charges, impairment charges, and other operating income	13,731	5,300	19,953	8,746
Restructuring charges	—	(920)	—	(1,621)
Impairment charges	(26,366)	—	(26,366)	—
Other operating income	—	—	—	1,072

Total	$(12,635)	$4,380	$(6,413)	$8,197

Depreciation:
Americas	$995	$851	$2,686	$2,615
Europe	792	470	1,810	3,423
Asia Pacific	552	401	1,160	1,457

Total regions	2,339	1,722	5,656	7,495
Global Operations Support	238	81	589	144

Total	$2,577	$1,803	$6,245	$7,639

Capital expenditures:
Americas	$2,527	$2,426	$7,002	$4,888
Europe	2,411	1,116	4,683	9,630
Asia Pacific	990	1,038	1,909	1,390

Total regions	5,928	4,580	13,594	15,908
Global Operations Support	535	77	2,656	158

Total	$6,463	$4,657	$16,250	$16,066

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	September 30, 2011	December 31, 2010

Identifiable assets:
Americas	$278,384	$291,851
Europe	109,186	129,390
Asia Pacific	105,446	120,011

Total regions	493,016	541,252
Global Operations Support	5,609	3,775

Total	$498,625	$545,027

Goodwill and other intangible assets, net:
Americas	$85,066	$82,353
Europe	—	25,657
Asia Pacific	8,080	8,358

Total	$93,146	$116,368

15. Guarantees

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2019. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.0 million as of September 30, 2011. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at September 30, 2011). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

17. Subsequent Events

On October 5, 2011, the Board of Directors of the Company approved a restructuring plan, pursuant to which the Company will reduce overall costs and improve efficiencies in the Company’s operations (the “Restructuring”) over the next several months. The primary components of the Restructuring include reducing the Company’s global workforce by approximately 10 percent, reducing the Company’s real estate expenses and support costs by consolidating or closing 11 of the Company’s smaller locations across its global footprint, predominately in Europe, and accelerating future expenses under certain contractual obligations.

The Company currently expects to incur pre-tax charges of approximately $16 million, which include approximately $9 million for severance and related costs, approximately $2 million for office closures and office space consolidation and approximately $5 million of other exit costs (substantially all of which will result in future cash expenditures). The Company plans to recognize the majority of these charges in the fourth quarter of 2011.

The exact timing of the restructuring charges and cash outflows, as well as the estimated cost ranges by category type, has not been finalized. This information will be subject to the finalization of timetables for implementation of the plan, and – in the case of the contemplated workforce reductions – consultation with employees and their representatives as well as the statutory severance requirements of the particular legal jurisdictions impacted. Hence, the amount and timing of the actual charges may vary due to a variety of factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things: our ability to attract and retain qualified executive search consultants; our ability to develop and maintain strong, long-term relationships with our clients; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate; the impact of foreign currency exchange rate fluctuations; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; the effect of our goodwill impairment charges and our restructuring initiatives; delays in the development and/or implementation of new or improved technology and systems; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2010 under Risk Factors in Item 1A. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue growth is driven by a combination of an increase in executive search wins and leadership consulting projects, higher average revenue per search or project and the hiring of additional consultants. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per search or project will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Additionally, a portion of the reward is based upon individual performance against a series of non-financial measures. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus, accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus, operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on company-wide profitability targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

2011 Outlook

Based on year-to-date results, our outlook for net revenue and operating margin, excluding impairment and restructuring charges (defined as operating income divided by net revenue) remain within the guidance previously disclosed. We are currently forecasting 2011 net revenue of $525 million to $540 million and 2011 operating margin, excluding impairment and restructuring charges, to be at the lower end of the range of between 6 and 8 percent. Our revised forecast narrows the guidance we previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which stated that we forecasted 2011 net revenue of $515 million to $545 million and an operating margin of 6 to 8 percent. Our 2011 guidance is based upon management’s assumptions regarding the anticipated volume of new executive search and leadership consulting projects, the Company’s current backlog, consultant productivity, the seasonality of our business, the uncertainty in the global economic climate, and assumes no change in future currency rates.

Our 2011 guidance is subject to a number of risks and uncertainties, including those disclosed under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	5.0	4.0	4.8	3.9

Total revenue	105.0	104.0	104.8	103.9
Operating expenses (income):
Salaries and employee benefits	70.1	70.0	71.7	70.4
General and administrative expenses	20.2	25.8	23.3	26.1
Other charges	—	—	—	1.2
Reimbursements	5.0	4.0	4.8	3.9
Restructuring charges	—	0.7	—	0.4
Impairment charges	18.5	—	6.6	—
Other operating income	—	—	—	(0.3)

Total operating expenses	113.9	100.6	106.4	101.7

Operating income (loss)	(8.9)	3.5	(1.6)	2.2

Non-operating income (expense):
Interest income, net	0.2	0.1	0.2	0.2
Other, net	(1.3)	0.6	(0.9)	(0.5)

Net non-operating income (expense)	(1.1)	0.7	(0.7)	(0.3)

Income (loss) before income taxes	(9.9)	4.2	(2.3)	1.9
Provision for income taxes	12.8	3.2	5.1	1.3

Net income (loss)	(22.8)%	0.9%	(7.4)%	0.6%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges, impairment charges, and other operating income are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), operating expenses as a percentage of net revenue, and operating income (loss) excluding restructuring charges, impairment charges, and other operating income, more appropriately reflects our core operations.

In the third quarter of 2011, the Company recorded impairment charges of $26 million in the Europe region and $0.4 million in the Americas. In the first nine months of 2010, the restructuring charges recorded by segment were $1.0 million in the Americas, $0.3 million in the European region, and $0.3 million in Global Operations Support. Other operating income of $1.1 million was recorded in the European region in the first nine months of 2010.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Americas	$76,886	$66,601	$217,108	$189,177
Europe	37,780	27,864	99,858	92,388
Asia Pacific	27,547	31,664	83,668	84,303

Revenue before reimbursements (net revenue)	142,213	126,129	400,634	365,868
Reimbursements	7,092	5,099	19,164	14,374

Total	$149,305	$131,228	$419,798	$380,242

Operating income (loss):
Americas	$17,877	$11,870	$44,254	$30,092
Europe	2,410	(1,444)	(2,012)	(4,948)
Asia Pacific	2,792	7,829	10,197	18,201

Total regions	23,079	18,255	52,439	43,345
Global Operations Support	(9,348)	(12,955)	(32,486)	(34,599)

Operating income before restructuring charges, impairment charges, and other operating income	13,731	5,300	19,953	8,746
Restructuring charges	—	(920)	—	(1,621)
Impairment charges	(26,366)	—	(26,366)	—
Other operating income	—	—	—	1,072

Total	$(12,635)	$4,380	$(6,413)	$8,197

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Total revenue. Consolidated total revenue increased $18.1 million, or 13.8%, to $149.3 million in 2011 from $131.2 million in 2010. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $16.1 million, or 12.8%, to $142.2 million for the three months ended September 30, 2011 from $126.1 million for the three months ended September 30, 2010. The positive impact of exchange rate fluctuations resulted in approximately 5 percentage points of the increase. Net revenue increased in the Americas and Europe and decreased in Asia Pacific. The Consumer, Industrial and Life Sciences practices experienced strong revenue growth, which was partially offset by a decrease in the Financial Services practice. The number of confirmed executive searches increased 8.0% compared to the third quarter of 2010. The number of consultants was 386 as of September 30, 2011 compared to 343 as of September 30, 2010. Productivity, as measured by annualized net revenue per consultant, was $1.5 million in the third quarter of 2011 and 2010, and average revenue per executive search was $117,600 in the 2011 third quarter compared to $114,200 in the 2010 third quarter.

Net revenue in the Americas was $76.9 million for the three months ended September 30, 2011, an increase of $10.3 million, or 15.4%, from $66.6 million in the third quarter of 2010. Net revenue in Europe was $37.8 million for the three months ended September 30, 2011, an increase of $9.9 million, or 35.6%, from $27.9 million in the third quarter of 2010. The positive impact of exchange rate fluctuations resulted in approximately 11 percentage points of the increase. In Asia Pacific, net revenue was $27.5 million for the three months ended September 30, 2011, a decrease of $4.1 million, or 13.0%, from $31.7 million in the third quarter of 2010. The positive impact of exchange rate fluctuations offset a decrease in net revenue by approximately 7 percentage points in the third quarter of 2011.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $11.4 million, or 12.9%, to $99.7 million for the three months ended September 30, 2011 from $88.3 million for the three months ended September 30, 2010. The increase in salaries and employee benefits expense is a result of an increase in fixed compensation of $6.1 million related to a $7.3 million increase in base compensation and payroll taxes primarily associated with a 10% increase in worldwide headcount and merit salary increases. These increases were offset by decreases of $0.6 million in stock based compensation expense and $0.6 million associated with special recognition awards issued in the second quarter of 2010. At September 30, 2011 we had 1,521 total employees, compared to 1,384 total employees as of September 30, 2010.

Performance-related compensation expense increased $5.3 million from the same period in 2010 reflecting an increase in accruals for variable compensation associated with higher net revenue.

Excluding a negative impact of $5.0 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by 7.2% in the third quarter of 2011 versus an increase of 12.9% as reported in the third quarter of 2011.

As a percentage of net revenue, salaries and employee benefits expense was 70.1% in the third quarter of 2011, compared to 70.0% in the third quarter of 2010.

General and administrative expenses. Consolidated general and administrative expenses decreased $3.7 million, or 11.5%, to $28.8 million for the three months ended September 30, 2011 from $32.5 million for the three months ended September 30, 2010. The decrease in general and administrative expenses is due decreases of $1.2 million in office and administrative expenses, $0.9 million in legal fees, $0.8 million in travel and entertainment expenses, and $0.8 million in other professional services fees primarily due to the completion of a process improvement project in the first quarter of 2011 .

Excluding a negative impact of $0.5 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased $4.2 million, or 12.8%, in the third quarter of 2011 versus $3.7 million, or 11.5%, as reported in the third quarter of 2011.

As a percentage of net revenue, general and administrative expenses were 20.2% in the third quarter of 2011 compared to 25.8% in the third quarter of 2010.

Restructuring charges. During the third quarter of 2010, we recorded restructuring charges of $0.9 million. These charges consist of $0.6 million of severance associated with reductions in our workforce and $0.3 million related to the default of two of our subtenants in previously restructured offices. By segment, the restructuring charges recorded in the third quarter of 2010 were $0.3 million in the Americas, $0.3 million in Europe and $0.3 million in Global Operations Support.

Impairment charges. During the third quarter of 2011, we recorded impairment charges of $26.4 million. As a result of the Company’s planned restructuring initiatives expected to occur during the fourth quarter of 2011, which are primarily related to Europe, and the current volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region, we performed a goodwill and intangible asset impairment evaluation. Based on this evaluation, we recorded a goodwill and intangible asset impairment charge in Europe of $26.0 million, resulting in a write-off of all the goodwill within Europe, and an intangible asset impairment of $0.4 million in the Americas.

Operating income (loss). Consolidated operating loss was $12.6 million for the three months ended September 30, 2011 compared to operating income of $4.4 million for the three months ended September 30, 2010. The decrease in operating income is primarily due to the impairment charges of $26.4 million and an increase in salaries and employee benefits expense of $11.4 million, offset by an increase in net revenue of $16.1 million, and decreases in general and administrative expenses of $3.7 million and restructuring charges of $0.9 million.

For segment purposes, restructuring and impairment charges are not included in operating income (loss) by geographic region, as presented below. We believe that analyzing trends in operating income (loss) excluding restructuring and impairment charges more appropriately reflects our core operations.

In the Americas, operating income for the three months ended September 30, 2011 increased $6.0 million to $17.9 million from $11.9 million for the three months ended September 30, 2010. The increase in operating income is due to an increase in net revenue of $10.3 million and a decrease in general and administrative expenses of $0.4 million, offset by an increase in salaries and employee benefits expense of $4.7 million. The increase in salaries and employee benefits expense primarily reflects an increase of $3.7 million in accruals for variable compensation associated with higher net revenue and $1.0 million increase in base compensation and payroll taxes associated with a 6.1% increase in total employee headcount.

In Europe, operating income for the three months ended September 30, 2011 increased $3.9 million to $2.4 million compared to a $1.4 million operating loss for the three months ended September 30, 2010. The increase is due to higher net revenue of $9.9 million and a decrease in general and administrative expenses of $0.5 million, offset by an increase in salaries and employee benefits expense of $6.5 million. The increase in salaries and employee benefits expense primarily reflects increased base compensation and payroll taxes associated with an 8.2% increase in total employee headcount and an increase in accruals for variable compensation associated with higher net revenue.

In Asia Pacific, operating income for the three months ended September 30, 2011 decreased $5.0 million to $2.8 million from $7.8 million for the three months ended September 30, 2010. The decrease is due to a decline in net revenue of $4.1 million and increases in salaries and employee benefits expense of $1.1 million, offset by a decrease in general and administrative expenses of $0.2 million. The increase in salaries and employee benefits expense primarily reflects increased base compensation and payroll taxes associated with a 17.1% increase in total employee headcount.

Global Operations Support expenses for the three months ended September 30, 2011 decreased $3.6 million or 27.8% to $9.3 million from $13.0 million for the three months ended September 30, 2010. General and administrative expenses decreased $2.6 million and salaries and employee benefits expense decreased $1.0 million. The decrease in general and administrative expenses is primarily due to decreases of $1.3 million in legal and other professional services fees, $1.0 million in travel and entertainment expenses, and $0.3 million in other general operating expenses. The decrease in compensation expense is primarily due to a $1.0 million decrease in severance expense in the third quarter of 2011 compared to the third quarter of 2010.

Net non-operating income (expense). Net non-operating expense was $1.5 million for the three months ended September 30, 2011 compared to net non-operating income of $0.9 million for the three months ended September 30, 2010.

Net interest income was $0.3 million in the third quarter of 2011 compared to $0.2 million in the third quarter of 2010. Interest income increased primarily due to higher yield on our cash balances and higher cash balances during the third quarter 2011 compared to the third quarter of 2010.

Net other non-operating expense was $1.8 million for the three months ended September 30, 2011, compared to $0.7 million of income for the three months ended September 30, 2010. Net other non-operating expense primarily consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the third quarter of 2011, we reported a loss before taxes of $14.1 million and recorded an income tax provision of $18.3 million. The Company’s effective income tax rate for the third quarter of 2011 was 129.2%, which reflects an adjusted full-year expected annualized tax rate of approximately 600 percent, an increase from the second quarter 2011 adjusted full-year expected annualized tax rate of approximately 46 percent. The increase in the anticipated full-year annualized tax rate from the second quarter is primarily due to the establishment of valuation allowances on several of our European entities, non-recognition of tax benefits related to the corresponding current year losses for these entities, and non-recognition of tax benefits related to goodwill impairment. The establishment of a valuation allowance for several of our European entities creates a current tax expense equal to the deferred tax assets on the balance sheet. Also, the valuation allowance does not allow us to recognize a tax benefit on the current year loss. The majority of the goodwill does not have a tax basis, so the goodwill impairment resulted in an expense with no corresponding tax benefit.

In the third quarter of 2010, we reported income before taxes of $5.3 million and recorded an income tax provision of $4.1 million. Our effective income tax rate for the third quarter of 2010 was 77.5%.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Total revenue. Consolidated total revenue increased $39.6 million, or 10.4%, to $419.8 million in 2011 from $380.2 million in 2010. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $34.8 million, or 9.5%, to $400.6 million for the nine months ended September 30, 2011 from $365.9 million for the nine months ended September 30, 2010. The negative impact of exchange rate fluctuations resulted in approximately 4 percentage points of the increase. Net revenue increased in the Americas and Europe and decreased in Asia Pacific. There was strong revenue growth in the Industrial and Consumer practices, which was offset by a decrease in the Financial Services practice. The number of confirmed executive searches increased 6.2% compared to the nine months ended 2010. The number of consultants was 386 as of September 30, 2011 compared to 343 as of September 30, 2010. Productivity, as measured by annualized net revenue per consultant, was $1.4 million in the nine months ended 2011 and 2010, and average revenue per executive search was $108,800 for the nine months ended September 30, 2011 compared to $106,900 for the nine months ended September 30, 2010.

Net revenue in the Americas was $217.1 million for the nine months ended September 30, 2011, an increase of $27.9 million, or 14.8%, from $189.2 million for the nine months ended September 30, 2010. Net revenue in Europe was $99.9 million for the nine months ended September 30, 2011, an increase of $7.5 million, or 8.1%, from $92.4 million for the nine months ended September 30, 2010. The positive impact of exchange rate fluctuations resulted in approximately 8 percentage points of the increase for the nine months ended 2011. In Asia Pacific, net revenue was $83.7 million for the nine months ended September 30, 2011, a decrease of $0.6 million, or 0.8%, from $84.3 million for the nine months ended September 30,

2010. The positive impact of exchange rate fluctuations offset the decrease in net revenue in Asia Pacific by approximately 8 percentage points for the nine months ended September 30, 2011.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $29.9 million, or 11.6%, to $287.3 million for the nine months ended September 30, 2011 from $257.4 million for the nine months ended September 30, 2010. The increase in salaries and employee benefits expense is primarily a result of an increase in fixed compensation of $19.0 million related to a $15.7 million increase in base compensation and payroll taxes associated with a 10% increase in worldwide headcount and merit salary increases, $2.1 million increase in retirement, severance, insurance, and other salaries and employee benefits expense, $1.5 million of expense associated with special recognition awards issued in the second quarter of 2011, offset by a $1.7 million decrease related to sign-on and other bonus expense. For the nine months ended September 30, 2011, amortization of deferred cash compensation increased $3.3 million as a result of the cash bonuses earned in 2010 that have been deferred, partially offset by a decrease in stock-based compensation expense of $1.9 million as a result of an overall decrease in the amount of equity awards granted in the nine months ended September 30, 2011 compared to the same period in 2010. At September 30, 2011 we had 1,521 total employees, compared to 1,384 total employees as of September 30, 2010.

For the nine months ended September 30, 2011, performance-related compensation expense increased $10.9 million due to an increase in accruals for variable compensation due to an increase in net revenue.

Excluding a negative impact of $12.4 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by approximately 7 percent in the nine months ended September 30, 2011 versus 11.6% as reported in the nine months ended September 30, 2011.

As a percentage of net revenue, salaries and employee benefits expense was 71.7% in the first nine months of 2011, compared to 70.4% in the first nine months of 2010.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.1 million, or 2.2%, to $93.4 million for the nine months ended September 30, 2011 from $95.5 million for the nine months ended September 30, 2010. The decrease is primarily due to decreases in premise related expenses of $1.7 million, travel and entertainment expenses of $1.2 million, and bad debt expense of $1.2 million. These decreases were offset by increases in professional services fees of $1.8 million related to the development of our internal search system and $0.2 million in other professional services costs.

Excluding a negative impact of $2.5 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by approximately 5 percent in the nine months ended September 30, 2011 versus 2.2% as reported in the nine months ended September 30, 2011.

As a percentage of net revenue, general and administrative expenses were 23.3% in the first nine months of 2011, compared to 26.1% in the first nine months of 2010.

Other charges. The other charges of $4.2 million for the nine months ended September 30, 2010 consisted of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations with our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Restructuring charges. During the nine months ended September 30, 2010, we recorded restructuring charges of $1.6 million. These charges consisted of $0.6 million of severance and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment, the restructuring charges recorded in the nine months ended September 30, 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support.

Impairment charges. During the nine months ended September 30, 2011, we recorded $26.4 million of impairment charges. As a result of the Company’s planned restructuring initiatives expected to occur during the fourth quarter of 2011, which are primarily related to Europe, and the current volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region, we performed a goodwill and intangible asset impairment evaluation. Based on this evaluation, we recorded a goodwill and intangible asset impairment charge in Europe of $26.0 million, resulting in a write-off of all the goodwill within Europe, and an intangible asset impairment of $0.4 million in the Americas.

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

Operating income (loss). Our consolidated operating loss was $6.4 million for the nine months ended September 30, 2011 compared to operating income of $8.2 million for the nine months ended September 30, 2010. The decrease in operating income is primarily due to $26.4 million of impairment charges and an increase in salaries and employee benefits expense of $29.9 million, offset by an increase in net revenue of $34.8 million and decreases in other charges of $4.2 million, general and administrative expenses of $2.1 million, restructuring charges of $1.6 million, and other operating income of $1.1 million.

For segment purposes, restructuring charges, impairment charges, and other operating income are not included in operating income (loss) by geographic region, as presented below. We believe that analyzing trends in operating income (loss) excluding restructuring charges, impairment charges, and other operating income more appropriately reflects our core operations.

The Americas reported operating income of $44.3 million for the nine months ended September 30, 2011 compared to operating income of $30.1 million for the nine months ended September 30, 2010. The increase is primarily due to higher net revenue of $27.9 million, offset by a $13.7 million increase in salaries and employee benefits expense.

Europe reported an operating loss of $2.0 million for the nine months ended September 30, 2011, compared to an operating loss of $4.9 million for the nine months ended September 30, 2010. The decrease in the operating loss is primarily due to an increase in net revenue of $7.5 million and a $1.5 million decrease in general and administrative expenses, which were offset by an increase in salaries and employee benefits expense of $10.3 million. The increase in salaries and employee benefits expense primarily reflects increased base compensation and fixed employee related payroll costs associated with an 8.2% increase in total employee headcount, retirement expense of $1.1 million, and severance expense of $0.6 million. Additionally, the nine months ended September 30, 2010 included $4.2 million of other charges, consisting of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations with our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Asia Pacific reported operating income of $10.2 million for the nine months ended September 30, 2011 a decrease of $8.0 million compared to operating income of $18.2 million for the nine months ended September 30, 2010. The decrease is due to a $5.3 million increase in salaries and employee benefits expense, a $2.1 million increase in general and administrative expenses and a decrease in net revenue of $0.6 million. The increase in salaries and employee benefits expense primarily reflects increased base compensation and payroll taxes associated with a 17.1% increase in total employee headcount and merit increases and severance expense of $1.1 million. The increase in general and administrative expenses is due to an increase in premise related expenses of $0.7 million, communication expenses of $0.5 million, professional fees for audit and tax services of $0.5 million, and other professional services fees of $0.4 million.

Global Operations Support expenses for the nine months ended September 30, 2011 were $32.5 million, a decrease of $2.1 million, compared to $34.6 million for the nine months ended September 30, 2010. Salaries and employee benefits expense increased $0.6 million offset by a decrease in general and administrative expenses of $2.7 million. The increase in compensation expense is primarily due to variable compensation expense. The decrease in general and administrative expenses is primarily due to non-recurring expenses incurred in the second quarter of 2010, including $2.5 million related to a worldwide partners’ meeting.

Net non-operating income (expense). Net non-operating expense was $2.6 million for the nine months ended September 30, 2011 compared to net non-operating expense of $1.1 million for the nine months ended September 30, 2010.

Net interest income was $0.9 million for the nine months ended September 30, 2011 compared to $0.6 million for the nine months ended September 30, 2010. Interest income increased primarily due to higher yield on our cash balances during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net other non-operating expense was $3.5 million for the nine months ended September 30, 2011, compared to net other non-operating expense of $1.7 million for the nine months ended September 30, 2010. Net other non-operating expense primarily consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. Also included in net other non-operating expense is $2.8 million related to the write-off of our investment in Jobkoo that was recorded in the first quarter of 2011. (See Note 6. Investments). Additionally, during the second quarter of 2010, we identified that we were not properly accounting for our non-controlling interest associated with our operations in China. As a result, we recorded a cumulative adjustment of $1.1 million in net other non-operating expense.

Income taxes. For the first nine months of 2011, we reported a loss before taxes of $9.0 million and recorded an income tax provision of $20.6 million. Our effective income tax rate for the nine months ended September 30, 2011 was 227.9%, up from a tax provision rate of 45.7% for the six months ended June 30, 2011. The increase in the anticipated full-year annualized tax rate from the six months ended June 30, 2011 is primarily due to the establishment of valuation allowances on several of the European entities, non-recognition of tax benefits related to the corresponding current year losses for these entities, and non-recognition of tax benefits related to goodwill impairment.

For the first nine months of 2010, we reported income before taxes of $7.1 million and recorded an income tax provision of $4.8 million. Our effective income tax rate for the nine months ended September 30, 2010 was 67.5%.

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

There were no borrowings made or outstanding under the existing lines of credit during the quarters ended September 30, 2011 or 2010. We were in compliance with the financial covenants of the Facility and no event of default existed at September 30, 2011.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2011, December 31, 2010 and September 30, 2010 were $135.5 million, $181.1 million and $122.8 million, respectively.

Cash flows used in operating activities. For the nine months ended September 30, 2011, cash used in operating activities was $10.7 million, primarily reflecting the payment of $99 million of 2010 bonuses that were paid during 2011 and our net loss of $29.6 million, partially offset by approximately $83 million of 2011 accruals for variable compensation, impairment charges of $26.4 million, and a $20.5 million increase in trade and other receivables.

For the nine months ended September 30, 2010, cash provided by operating activities was $23.2 million, principally reflecting an increase in accruals for variable compensation and other non-cash charges, partially offset by the payment of $47 million of 2009 bonuses that were paid during 2010 and a $49.2 million increase in trade and other receivables.

Cash flows used in investing activities. Cash used in investing activities was $21.8 million for the nine months ended September 30, 2011 primarily due to capital expenditures of $16.3 million, a $3.9 million earnout payment related to the Iron Hill acquisition, a $1.0 million loan to JobKoo, an equity method investment, and purchases of available for sale investments of $0.8 million.

Cash used in investing activities was $14.1 million for the nine months ended September 30, 2010 primarily due to capital expenditures of $16.1 million, a $0.6 million earnout payment related to the Bell McCaw Bampfylde Limited acquisition, and purchases of available purchases of available for sale investments of $0.5 million, offset by the release of $2.8 million of restricted cash and proceeds from the sale of available for sale investments of $0.3 million.

Cash flows used in financing activities. Cash used in financing activities for the nine months ended September 30, 2011 was $10.1 million primarily due to $7.4 million of quarterly cash dividends to shareholders and $2.8 million of payments for employee tax withholdings on equity transactions.

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

Subsequent Developments

On October 5, 2011, our Board of Directors approved a restructuring plan, pursuant to which we will reduce overall costs and improve efficiencies in our operations (the “Restructuring”) over the next several months. The primary components of the Restructuring include reducing our global workforce by approximately 10 percent; reducing our real estate expenses and support costs by consolidating or closing 11 of our smaller locations across our global footprint, predominately in Europe and accelerating future expenses under certain contractual obligations.

We currently expect to incur pre-tax charges of approximately $16 million, which include approximately $9 million for severance and related costs, approximately $2 million for office closures and office space consolidation and approximately $5 million of other exit costs (substantially all of which will result in future cash expenditures). We plan to recognize the majority of these charges in the fourth quarter of 2011.

The exact timing of the restructuring charges and cash outflows, as well as the estimated cost ranges by category type, has not been finalized. This information will be subject to the finalization of timetables for implementation of the plan, and—in the case of the contemplated workforce reductions—consultation with employees and their representatives as well as the statutory severance requirements of the particular legal jurisdictions impacted. Hence, the amount and timing of the actual charges may vary due to a variety of factors.

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

In September 2011, the Financial Accounting Standards Board issued guidance that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not believe adoption of this guidance will have any impact on our financial condition and will have minimal impact on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net loss for the nine months ended September 30, 2011 by $0.2 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the Securities and Exchange Commission (the “SEC”) rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on the evaluation, the Company’s chief executive officer and chief financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2011. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 16, 2011, management identified a material weakness in internal control over financial reporting related to controls over accounting for compensation arrangements between the Company and certain of its employees. As a result of this material weakness, management also concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011.

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

•

Improved the review processes and procedures over the compensation process and period end compensation accruals. Such procedures include additional levels of oversight and implementing controls around the validation of information utilized in the calculations.

The implementation of these additional controls and procedures has progressed as planned. The Company is now testing the changes made. The Company will not be able to conclude that the material weakness has been successfully remediated and cannot make assurances that it will be able to reach such conclusion, until the testing of controls is completed and can demonstrate that the controls have operated effectively for a sufficient period of time.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at September 30, 2011). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Letter Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated August 15, 2011, filed on August 16, 2011)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President & Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	The following financial information from the Heidrick & Struggles International, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related Footnotes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2011

Heidrick & Struggles International, Inc.
(Registrant)

By:	/S/ RICHARD W. PEHLKE
Richard W. Pehlke
Executive Vice President & Chief Financial Officer