Form 10-K
period 2011-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2012-03-15
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25837

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2681268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2011 was approximately $399,492,807 based upon the closing market price of $22.64 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of March 7, 2012, there were 17,870,236 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2012, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leadership advisory firm providing executive search and leadership consulting services. We provide our services to a broad range of clients through the expertise of 347 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for nearly 60 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

Our service offerings include the following:

Executive Search.    We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

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

Leadership Consulting.    Our leadership consulting services, which is currently less than 10% of our net revenue, includes succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and mergers and acquisitions human capital integration consulting.

Client base.    For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. We provide our executive search services on a retained basis, recruiting senior executives whose first year base salary and bonus averaged approximately $338,700 in 2011 on a worldwide basis. Our clients include the following:

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

Geographic Structure.    We provide senior-level executive search and leadership consulting services to our clients worldwide through a network of more than 57 offices in 28 countries. Major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations, and potential adverse tax consequences.

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

Americas.    As of December 31, 2011, we had 160 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago and Atlanta.

Europe.    As of December 31, 2011, we had 104 consultants in our European segment. The largest offices in this segment, as defined by net revenue, are located in the United Kingdom, Germany and France.

Asia Pacific.    As of December 31, 2011, we had 83 consultants in our Asia Pacific segment. The largest offices in this segment, as defined by net revenue, are located in China (including Hong Kong), Australia and Singapore.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2011	2010	2009
Americas	54%	52%	51%
Europe	25%	26%	30%
Asia Pacific	21%	22%	19%

For financial information relating to each geographic segment, see Note 21, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices.    Our executive search business operates in six broad industry groups: Financial Services, Industrial, Consumer Markets, Global Technology and Services, Life Sciences, and Education and Social Enterprise. These industry categories and their relative sizes, as measured by net revenue for 2011 and 2010 are as follows:

	Percentage of Net Revenue
Global Industry Practices	2011	2010
Financial Services	26%	31%
Industrial	25	23
Consumer Markets	19	17
Global Technology & Services	17	18
Life Sciences	9	8
Education and Social Enterprise	4	3

	100%	100%

Within each broad industry group are a number of industry sub-sectors. Consultants often specialize in one or more sub sectors to provide clients with market intelligence and candidate knowledge specific to their industry. For example, within the Financial Services sector our business is diversified among a number of industry sub sectors including Asset & Wealth Management, Consumer & Commercial Finance, Financial Services Practices & Infrastructure, Investment Banking, Global Markets, Hedge Fund, Insurance, Private Equity Investment Professionals, and Real Estate.

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

No single client accounted for more than 2% of our net revenue in 2011, 2010 or 2009. Our top ten clients in 2011, 2010 and 2009 in aggregate accounted for less than 8% of total net revenue.

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

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2011, we had 1,506 full-time equivalent employees, of whom 347 were executive search consultants, 429 were associates and 730 were other search, support and Global Operations Support staff.

We promote our associates to consultant during the annual consultant promotion process and we recruit our consultants from other executive search or human capital firms, or in the case of executive search, consultants new to search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and whom we train in our techniques and methodologies. In each of the past five years, no single consultant accounted for a material portion of our net revenue. We are not a party to any collective bargaining agreement, and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn/Ferry International, Russell Reynolds Associates, Inc. and Spencer Stuart & Associates. To a lesser extent, we also face competition from Internet-based firms and smaller boutiques that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in the marketplace for effective consultants.

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

Competition in the leadership consulting services markets in which we operate is highly fragmented, with no universally recognized market leaders.

EXECUTIVE OFFICERS

Our executive officers as of March 14, 2012 are as follows:

Name	Age	Position With Company
L. Kevin Kelly	46	Chief Executive Officer; Director
Richard W. Pehlke	58	Executive Vice President and Chief Financial Officer
Stephen W. Beard	40	Executive Vice President, General Counsel and Secretary
Timothy C. Hicks	50	Executive Vice President and Managing Partner, Operations

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 14, 2012:

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

Richard W. Pehlke joined us in August 2011 after serving as interim Chief Financial Officer since May 2011. Previously, Mr. Pehlke was Executive Vice President and Chief Financial Officer at Grubb & Ellis Company, a commercial real estate advisory firm, from 2007 to 2010. From 2003 to 2005 he was an Executive Vice President and Chief Financial Officer and Director of Hudson Highland Group, a temporary and permanent staffing company.

Stephen W. Beard was elected Executive Vice President, General Counsel and Secretary in November 2010. Mr. Beard was Vice President, Deputy General Counsel and Chief Compliance Officer from 2008 through November 2010 and Assistant General Counsel from 2003 through 2008. He joined us in 2003. Previously, Mr. Beard worked with Schiff Hardin, LLP, in Chicago where he was a member of the firm’s corporate and securities practice group, representing public and private companies in mergers and acquisitions, corporate finance, securities and corporate governance matters.

Timothy C. Hicks was elected Executive Vice President and Managing Partner, Operations in October 2011. Since joining us in 2002, Mr. Hicks has held several leadership roles including partner-in-charge of the Chicago Office and sector leader of the global Automotive Practice. Previously, Mr. Hicks was a partner with another international search firm for 11 years where he held several leadership positions including heading the firm's automotive practice.

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a material impact on our business, operating results, cash flows and financial condition. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

We depend on attracting, integrating, managing, and retaining qualified consultants.

Our success depends upon our ability to attract, integrate, manage and retain consultants who possess the skills and experience necessary to fulfill our clients’ needs. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified consultants, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to complete the integration of newly-hired consultants successfully into our operations and to manage the performance of our consultants. Failure to successfully integrate newly-hired consultants or to manage the performance of our consultants could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income.

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

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity many companies hire fewer permanent employees, and our financial condition and results of operations can be adversely affected. While the economic activity in certain regions has stabilized or shown modest improvement recently, economic conditions remain uncertain. If such uncertainty persists or unfavorable changes in economic conditions occur, our business, financial condition and results of operations could suffer.

Because our clients may restrict us from recruiting their employees, we may be unable to fill or obtain new executive search assignments.

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

We face aggressive competition.

The global executive search industry is highly competitive and fragmented. We compete with other large global executive search firms, smaller specialty firms, and more recently with Internet-based firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas, or be willing to reduce their fees in order to attract clients and increase market share. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Also, as internet-based firms continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing market disruption in the executive search industry. We may not be able to continue to compete effectively with existing or potential competitors. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

We rely heavily on information management systems.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such efforts may result in an acceleration of depreciation expense over the shortened expected remaining life of the software and present transitional problems. In 2012, we plan to launch a new proprietary search system. The launch of the new proprietary search system or other factors may result in interruptions or loss in our information processing capabilities which may cause our business, financial condition and results of operations to suffer.

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

Our multinational operations may be adversely affected by social, political, regulatory, legal and economic risks.

We generate substantial revenue outside the United States. We offer our services through a network of offices in 28 countries around the world. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations, which could have a significant impact on our business, financial condition and results of operations. Beginning in 2011, several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the economic environment throughout the European Union. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2011, approximately 51% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

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

Unfavorable tax law changes and tax authority rulings may adversely affect results.

We are subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, or changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

We may not be able to generate sufficient profits to realize the benefit of our net deferred tax assets.

We establish valuation allowances against deferred tax assets when there is insufficient evidence that we will be able to realize the benefit of these deferred tax assets. We reassess our ability to realize deferred tax assets as facts and circumstances dictate. If after future assessments of our ability to realize the deferred tax assets, we determine that a lesser or greater allowance is required, we record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination. The uncertainty surrounding the future realization of our net deferred tax assets could adversely impact our results of operations.

We may experience impairment of our goodwill and other intangible assets.

In accordance with generally accepted accounting principles, we perform assessments of the carrying value of our goodwill and other intangible assets at least annually or whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable which include, a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the fair market value of one of our reporting units or other long term assets is less than the carrying amount of the related assets, we could be required to record an impairment charge. In the third quarter of 2011, we recorded a non-cash impairment charge in the amount of $26.4 million. (See Note 19: Restructuring and Impairment Charges) Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be further impaired in future periods. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 57 cities in 28 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was 576,809 as of December 31, 2011. Our office leases call for future minimum lease payments of approximately $200.5 million and have terms that expire between 2012 and 2024, exclusive of renewal options that we can exercise.

As part of our restructuring plan executed in 2011, we closed 11 of our smaller office locations in the Americas and Europe. Seven of the eleven offices have remaining lease obligations, which expire at various dates through 2014. As a result of the 2011 and prior restructuring activities, approximately 40,000 square feet of office space has been sublet to third parties.

Our office space and future minimum lease payments by geographic segment as of December 31, 2011 are as follows:

	Square Footage	Office Leases (in millions)
Americas	301,600	$118.4
Europe	144,894	65.9
Asia Pacific	130,315	16.2

Total	576,809	$200.5

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.1 million at December 31, 2011). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final adjustment, if any, would not be material to our financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Year Ended December 31, 2011	High	Low
First Quarter	$30.06	$24.07
Second Quarter	28.32	18.71
Third Quarter	27.60	15.74
Fourth Quarter	22.68	15.57

Year Ended December 31, 2010
First Quarter	$32.15	$24.59
Second Quarter	30.95	21.16
Third Quarter	23.30	16.29
Fourth Quarter	29.90	18.22

As of March 7, 2012, the last reported price on the Nasdaq Global Stock Market for our common stock was $20.45 per share, and there were 89 stockholders of record of the common stock.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 13 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2006.

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

* Assuming $100 invested on 12/31/06 in HSII or index, including reinvestment of dividends.

Prepared by: Zacks Investment Research, Inc.

Copyright: Standard and Poor’s, Inc.

Dividends

Since September 2007, we have paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2011, the total cash dividend paid was $0.52 per share.

The following table outlines the record date, payment date and amount of quarterly cash dividends paid during 2010 and 2011:

Quarter	Record Date	Payment Date	Dividends (in 000,000s)
Q4 2009	February 5, 2010	February 19, 2010	$2.2
Q1 2010	May 7, 2010	May 21, 2010	2.3
Q2 2010	August 6, 2010	August 20, 2010	2.3
Q3 2010	November 5, 2010	November 19, 2010	2.3
Q4 2010	February 4, 2011	February 18, 2011	2.3
Q1 2011	May 6, 2011	May 20, 2011	2.3
Q2 2011	August 5, 2011	August 19, 2011	2.3
Q3 2011	November 4, 2011	November 18, 2011	2.3

In December 2011, our Board of Directors declared a quarterly dividend of $0.13 per share on our common stock which was paid on February 17, 2012 to shareholders of record as of February 2, 2012. Cash dividends payable of $2.3 million related to the fourth quarter 2011 cash dividend, which was paid in the first quarter of 2012, and cash dividends payable of $2.3 million related to the fourth quarter 2010 cash dividend, which was paid in the first quarter of 2011, are accrued in the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2011 and 2010, we paid $0.5 million and $0.7 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. We did not repurchase any shares of our common stock in the fourth quarter of 2011, and we have not repurchased any shares since 2008. As of December 31, 2011 and 2010, $22.8 million remains available under this authorization. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. The data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2011		2010		2009		2008	2007
	(in thousands, except per share and other operating data)
Statements of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$527,793		$493,091		$395,651		$615,904	$619,654
Reimbursements	26,187		20,145		19,067		28,956	28,612

Total revenue	553,980		513,236		414,718		644,860	648,266
Operating expenses (income):
Salaries and employee benefits	372,406		340,178		281,545		435,306	418,952
General and administrative expenses	123,592		130,622		115,758		125,061	121,198
Other charges	—		4,218	(4)	—		—	—
Reimbursed expenses	26,187		20,145		19,067		28,956	28,612
Restructuring charges	16,344	(1)	1,621	(5)	22,640	(7)	—	—
Impairment charges	26,366	(2)	—		4,080	(8)	—	—
Other operating income	—		(1,072	)(6)	(1,661	)(9)	—	—

Total operating expenses	564,895		495,712		441,429		589,323	568,762

Operating income (loss)	(10,915)		17,524		(26,711)		55,537	79,504
Non-operating income (expense):
Interest income, net	1,402		813		1,201		5,103	8,035
Other, net	(5,262	)(3)	(1,389)		(4,189	)(10)	1,613	(404)

Net non-operating income (expense)	(3,860)		(576)		(2,988)		6,716	7,631

Income (loss) before income taxes	(14,775)		16,948		(29,699)		62,253	87,135
Provision for (benefit from) income taxes	18,947		9,455		(8,791)		23,179	30,672

Net income (loss)	$(33,722)		$7,493		$(20,908)		$39,074	$56,463

Basic weighted average common shares outstanding	17,780		17,437		16,901		16,747	17,854
Diluted weighted average common shares outstanding	17,780		17,869		16,901		17,727	18,984
Basic earnings (loss) per common share	$(1.90)		$0.43		$(1.24)		$2.33	$3.16
Diluted earnings (loss) per common share	$(1.90)		$0.42		$(1.24)		$2.20	$2.97
Cash dividends paid per share	$0.52		$0.52		$0.52		$0.52	$0.26

Balance Sheet Data (at end of period):
Working capital	$125,235		$140,010		$127,661		$140,139	$117,861
Total assets	515,565		545,027		474,847		590,303	616,884
Long-term debt, less current maturities	—		—		—		—	—
Stockholders’ equity	251,295		294,542		290,852		306,304	309,800

Other Operating Data:
Average number of consultants during the period	376		353		385		413	401

Notes to Selected Financial Data:

(1)	In 2011, we recorded restructuring charges of $16.3 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges consist of employee-related costs, including severance associated with reductions in our workforce of 139 employees globally, and expenses associated with consolidating and closing 11 of our smaller office locations, predominately in Europe. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific and $2.2 million in Global Operations Support. See Note 19, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(2)	In 2011, as a result of our restructuring initiatives, primarily in Europe, and the volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region, we performed a goodwill and intangible asset impairment evaluation. Based on the evaluation, we recorded a goodwill and intangible asset impairment charge in Europe of $26.0 million, resulting in a write-off of all the goodwill in Europe, and an intangible asset impairment of $0.4 million in the Americas. See Note 10, Goodwill and Other Intangible Assets, and Note 19, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(3)	In 2011, we wrote-off our investment in JobKoo of $2.8 million. See Note 6. Investments, in the Notes to Consolidated Financial Statements.

(4)	In 2010, we recorded other charges of $4.2 million, which consists of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations for our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006. See Note 18, Other Charges, in the Notes to Consolidated Financial Statements.

(5)	In 2010, we recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reductions in our workforce of 19 employees globally and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment, the restructuring charges recorded in 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support. See Note 19, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(6)	In 2010, as a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray and Berndston Sp. z o. o acquisition, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment. Under the acquisition method of accounting for business combinations, we recognized the fair value adjustment as other operating income in the Consolidated Statement of Operations.

(7)	In 2009, we recorded net restructuring charges of $22.6 million. These charges relate to $22.9 million of employee-related costs, including severance associated with reductions in our workforce of 363 employees globally, and included 75 executive search consultants. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Global Operations Support. Additionally, during 2009 we recorded a reduction of $0.3 million in Europe related to a previously restructured office.

(8)	In 2009, as a result of our workforce reductions in January and May 2009 and continued business and economic uncertainty, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge related to the Americas region of $3.8 million. Additionally, the deterioration in business performance from the consultants acquired in the Ray and Berndtson Sp. z o. o acquisition triggered a review of the client relationship intangible assets associated with this acquisition, resulting in an impairment charge in the European region of $0.2 million. See Note 10, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements.

(9)	In 2009, as a result of significantly lower than expected 2009 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition and uncertainty regarding their future performance, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment resulted in a $1.7 million reduction to the original earnout accrual. Under the acquisition method of accounting for business combinations, we recognized the fair value adjustment as other operating income in the Consolidated Statement of Operations.

(10)	In 2009, we wrote-off our investment in VisualCV, Inc. of $3.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract, integrate, manage and retain qualified executive search consultants; our ability to develop and maintain strong, long-term relationships with our clients; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; the effect of our goodwill and intangible asset impairment charges and our restructuring initiatives; delays in the development and/or implementation of new or improved technology and systems; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, see Risk Factors in Item 1A of this Form 10-K. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of 347 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Our Compensation Model

At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward is based upon individual performance against a series of non-financial measures. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded and thus, operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

A portion of our consultants’ and management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in accrued salaries and employee benefits and other non-current liabilities in the Consolidated Balance Sheets.

2011 Overview

Consolidated net revenue of $527.8 million increased 7.0% or $34.7 million in 2011, compared to 2010. Net revenue increased 12.1% in the Americas and 4.3% in Europe, but declined 1.4% in Asia Pacific. Consultant productivity measured by net revenue per consultant was $1.4 million for the year ended December 31, 2011, the same as for the year ended December 31, 2010. Average revenue per executive search was $112,900 for the year ended December 31, 2011 compared to $108,500 for the year ended December 31, 2010.

Operating loss as a percentage of net revenue was 2.1% in 2011 compared to operating income as a percentage of net revenue of 3.6% in 2010. The operating loss was driven by impairment charges of $26.4 million, an increase in restructuring charges of $14.7 million and an increase in salaries and employee benefits expense of $32.2 million. The operating loss was offset by an increase in net revenue of $34.7 million and a decrease in general and administrative expenses of $7.0 million. Salaries and employee benefits expense as a percentage of net revenue increased from 69.0% in 2010 to 70.6% in 2011. General and administrative expenses as a percentage of net revenue decreased from 26.5% in 2010 to 23.4% in 2011.

We ended the year with combined cash and cash equivalents balance of $185.4 million, an increase of $4.3 million compared to a combined cash and cash equivalents balance of $181.1 million at December 31, 2010. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $109 million in bonuses related to 2011 performance in March and April 2012 and approximately $8 million in restructuring payments within the next twelve months. In February 2012, we paid approximately $10 million in deferred cash bonuses related to 2010 and prior year performance.

2012 Outlook

We are currently forecasting 2012 first quarter net revenue of between $105 million and $115 million and full-year 2012 net revenue of between $510 million and $540 million. The Company is targeting operating margin (defined as operating income divided by net revenue) of between 7 and 9 percent for the year ending December 31, 2012. The Company does not expect robust growth in 2012 unless the global economic climate improves. Our 2012 first quarter and full-year guidance is based upon management’s assumptions regarding the anticipated volume of new executive search and leadership consulting projects, the Company’s current backlog, consultant productivity, the seasonality of our business, the uncertainty in the global economic climate, and no change in future currency rates.

Our 2012 first quarter and full-year guidance is subject to a number of risks and uncertainties, including those disclosed under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K (See Item 1A. Risk Factors). As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	$527,793	$493,091	$395,651
Reimbursements	26,187	20,145	19,067

Total revenue	553,980	513,236	414,718
Operating expenses (income):
Salaries and employee benefits	372,406	340,178	281,545
General and administrative expenses	123,592	130,622	115,758
Other charges	—	4,218	—
Reimbursed expenses	26,187	20,145	19,067
Restructuring charges	16,344	1,621	22,640
Impairment charges	26,366	—	4,080
Other operating income	—	(1,072)	(1,661)

Total operating expenses	564,895	495,712	441,429

Operating income (loss)	(10,915)	17,524	(26,711)
Non-operating income (expense):
Interest income, net	1,402	813	1,201
Other, net	(5,262)	(1,389)	(4,189)

Net non-operating income (expense)	(3,860)	(576)	(2,988)

Income (loss) before income taxes	(14,775)	16,948	(29,699)
Provision for (benefit from) income taxes	18,947	9,455	(8,791)

Net income (loss)	$(33,722)	$7,493	$(20,908)

Basic weighted average common shares outstanding	17,780	17,437	16,901
Diluted weighted average common shares outstanding	17,780	17,869	16,901
Basic earnings (loss) per common share	$(1.90)	$0.43	$(1.24)
Diluted earnings (loss) per common share	$(1.90)	$0.42	$(1.24)
Cash dividends paid per share	$0.52	$0.52	$0.52

The following table summarizes, for the periods indicated, our selected statements of operations data as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	5.0	4.1	4.8

Total revenue	105.0	104.1	104.8
Operating expenses:
Salaries and employee benefits	70.6	69.0	71.2
General and administrative expenses	23.4	26.5	29.3
Other charges	—	0.9	—
Reimbursements	5.0	4.1	4.8
Restructuring charges	3.1	0.3	5.8
Impairment charges	5.0	—	1.0
Other operating income	—	(0.2)	(0.4)

Total operating expenses	107.0	100.5	111.6

Operating income (loss)	(2.1)	3.6	(6.8)

Non-operating income (expense)
Interest income, net	0.3	0.2	0.3
Other, net	(1.0)	(0.3)	(1.1)

Net non-operating income (expense)	(0.7)	(0.1)	(0.8)

Income (loss) before income taxes	(2.8)	3.4	(7.5)
Provision for (benefit from) income taxes	3.6	1.9	(2.2)

Net income (loss)	(6.4)%	1.5%	(5.3)%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges, impairment charges, and other operating income are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income (loss) excluding restructuring charges, impairment charges, and other operating income, more appropriately reflects our core operations.

By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, and $0.7 million in Asia Pacific and $2.2 in Global Operations Support; and the impairment charges recorded in 2011 were $26.0 million in Europe and $0.4 million in the Americas. By segment, the restructuring charges recorded in 2010 were $1.0 million in the Americas, $0.3 million in Europe region, and $0.3 million in Global Operations Support. The other operating income of $1.1 million in 2010 was recorded in Europe. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Global Operations Support and the impairment charges recorded in 2009 were $3.8 million in the Americas and $0.2 million in Europe. Additionally, we recorded an adjustment of $0.3 million in Europe related to a previously restructured office. The other operating income of $1.7 million in 2009 was recorded in Europe region.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Americas	$286,503	$255,690	$201,530
Europe	132,722	127,267	119,441
Asia Pacific	108,568	110,134	74,680

Revenue before reimbursements (net revenue)	527,793	493,091	395,651
Reimbursements	26,187	20,145	19,067

Total	$553,980	$513,236	$414,718

Operating income (loss):
Americas	$60,612	$40,307	$18,509
Europe	1,250	(604)	2,741
Asia Pacific	12,983	24,517	9,457

Total regions	74,845	64,220	30,707
Global Operations Support	(43,050)	(46,147)	(32,359)

Operating income (loss) before restructuring charges, impairment charges, and other operating income	31,795	18,073	(1,652)
Restructuring charges	(16,344)	(1,621)	(22,640)
Impairment charges	(26,366)	—	(4,080)
Other operating income	—	1,072	1,661

Total	$(10,915)	$17,524	$(26,711)

2011 Compared to 2010

Total revenue.    Consolidated total revenue increased $40.7 million, or 7.9%, to $554.0 million in 2011 from $513.2 million in 2010. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $34.7 million, or 7.0%, to $527.8 million in 2011 from $493.1 million in 2010. The positive impact of exchange rate fluctuations resulted in approximately 3 percentage points of the increase in 2011. Net revenue increased in the Americas and Europe, but declined in Asia Pacific. Revenue grew in all industry groups, except Financial Services. In 2011, the number of confirmed executive searches increased 2.2% to 4,274 from 4,181 in 2010. The average number of consultants was 376 in 2011 compared to 353 in 2010 and there were 347 consultants as of December 31, 2011 and 2010. Productivity, as measured by annualized net revenue per consultant, was $1.4 million for the year ended December 31, 2011 and 2010, and average revenue per executive search was $112,900 for the year ended December 31, 2011 compared to $108,500 for the year ended December 31, 2010.

Net revenue in the Americas was $286.5 million in 2011, an increase of $30.8 million, or 12.1% from $255.7 million in 2010. The positive impact of exchange rate fluctuations in Canada and Latin America resulted in approximately 1 percentage point of the increase in 2011. Net revenue in Europe was $132.7 million in 2011, an increase of $5.5 million, or 4.3% from $127.3 million in 2010. The positive impact of exchange rate fluctuations resulted in approximately 6 percentage points of the increase in 2011. Net revenue in Asia Pacific was $108.6 million in 2011, a decrease of $1.6 million, or 1.4% from $110.1 million in 2010. The positive impact of exchange rate fluctuations offset the decrease in net revenue by approximately 7 percentage points in 2011.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $32.2 million or 9.5% to $372.4 million in 2011 from $340.2 million in 2010. The increase in salaries and employee benefits expense is primarily a result of an increase in fixed compensation of $20.3 million related to a $15.2 million increase in base compensation and payroll taxes associated with merit salary increases, $1.4 million increase in retirement, severance, insurance, and other salaries and employee benefits expense, and $2.2 million of expense associated with special recognition awards issued in the second quarter of 2011. For the year ended December 31, 2011, amortization of deferred cash compensation increased $3.8 million as a result of the cash bonuses earned in 2010 that have been deferred, partially offset by a decrease in stock-based compensation expense of $2.3 million as a result of an overall decrease in the amount of outstanding equity awards.

Performance related compensation expense increased $11.9 million due to an increase in accruals for variable compensation due to an increase in net revenue.

Excluding a negative impact of $11.7 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by 6.0% versus 9.5% as reported in 2011.

As a percentage of net revenue, salaries and employee benefits expense increased to 70.6% in 2011 from 69.0% in 2010.

General and administrative expenses.    Consolidated general and administrative expenses decreased $7.0 million, or 5.4%, to $123.6 million in 2011 from $130.6 million in 2010. The decrease is primarily due to decreases in travel and entertainment of $2.2 million, premise expense of $2.0 million, bad debt expense of $1.7 million, and non-recurring legal costs of $1.3 million. There were also decreases in depreciation and amortization of $1.3 million, other operating infrastructure expense of $0.5 million, and hiring and temporary staffing fees of $0.2 million. These decreases were offset by increases in advertising, communication, sponsorship and other of $2.2 million.

Excluding a negative impact of $3.2 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by 7.9% versus 5.4% as reported in 2011.

As a percentage of net revenue, general and administrative expenses decreased to 23.4% in 2011 from 26.5% in 2010.

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

Restructuring charges.    In 2011, we recorded restructuring charges of $16.3 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges consist of employee-related costs, including severance associated with reductions in our workforce of 139 employees globally, and expenses associated with consolidating and closing 11 of our smaller office locations, predominately in Europe. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific and $2.2 million in Global Operations Support.

In 2010, we recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reductions in our workforce of 19 employees globally and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment the restructuring charges recorded in the year ended December 31, 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support.

Impairment charges.    In 2011, we recorded impairment charges of $26.4 million. As a result of the restructuring initiatives announced on October 5, 2011, which were primarily related to Europe, and the volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region during 2011, we performed a goodwill and intangible asset impairment evaluation as of September 30, 2011. Based on this evaluation, we recorded a goodwill and intangible asset impairment charge in Europe of $26.0 million, resulting in a write-off of all the goodwill within Europe, and an intangible asset impairment of $0.4 million in the Americas.

Other operating income.    As a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment. Under the acquisition method of accounting for business combinations, we recognized the 2010 fair value adjustments as other operating income in the Consolidated Statements of Operations.

Operating income (loss).    Our consolidated operating loss was $10.9 million in 2011 compared to operating income of $17.5 million in 2010. The decrease in operating income is primarily due to increases in impairment charges of $26.4 million, restructuring charges of $14.7 million, salaries and employee benefits expense of $32.2 million, and a decrease in other operating income of $1.1 million, offset by an increase in net revenue of $34.7 million, and a decreases in general and administrative expenses of $7.0 million and other charges of $4.2 million.

For segment purposes, restructuring charges, impairment charges and other operating income are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring charges, impairment charges, and other operating income more appropriately reflects our core operations.

The Americas reported operating income of $60.6 million in 2011, compared to $40.3 million in 2010. The increase in operating income of $20.3 million is due to an increase in net revenue of $30.8 million and lower general and administrative expenses of $1.7 million offset by a $12.3 million increase in salaries and employee benefits expense. The increase in salaries and benefits is primarily related to increases in performance related compensation of $7.6 million due to higher net revenues and fixed compensation of $4.7 million due primarily to merit salary increases.

Europe reported operating income of $1.2 million in 2011, compared to an operating loss of $0.6 million in 2010. The increase in operating income is due to a $5.5 million increase in net revenue and decreases in general and administrative expenses of $2.6 million and other charges of $4.2 million partially offset by an increase in salary and employee benefits of $10.5 million. The increase in salaries and benefits is primarily related to higher fixed compensation of $9.5 million related to $2.8 million increase in base compensation and payroll taxes associated with merit salary increases, $2.0 million of sign on bonuses and minimum guarantees, $1.9 million of retirement and insurance benefits, $0.6 million of expense associated with special recognition awards issued in the second quarter, $0.5 million related to the cash bonuses earned between 2008 and 2010 that have been deferred, and $1.7 million of other fixed compensation.

Asia Pacific reported operating income of $13.0 million in 2011, compared to $24.5 million in 2010. The decrease in operating income of $11.5 million is due to a decrease in net revenue of $1.6 million, and increases in salaries and employee benefits expense of $8.0 million and general and administrative expenses of $1.9 million. The increase in salaries and employee benefits is primarily related to higher fixed compensation of $7.7 million related to $5.6 million increase in base compensation and payroll taxes associated with merit increases, $0.8 million of expense associated with special recognition awards issued in the second quarter, $0.8 million related to the cash bonuses earned between 2008 and 2010 that have been deferred, and $0.5 million of other fixed compensation.

Global Operations Support expenses in 2011 were $43.0 million, a decrease of $3.1 million, compared to $46.1 million in 2010. General and administrative expenses decreased $4.6 million and salaries and employee benefits expense increased $1.5 million. The decrease in general and administrative expenses is due to decreases of $2.6 million in professional services and $2.0 million in travel and entertainment expenses primarily related to non-recurring expenses, including the worldwide consultants’ meeting held in the second quarter of 2010. The increase in compensation expense is due to increased performance related compensation of $3.0 million offset by a decrease in fixed compensation of $1.5 million.

Net non-operating income (expense).    Net non-operating expense was $3.9 million in 2011 compared to $0.6 million in 2010.

Net interest income in 2011 was $1.4 million, compared to $0.8 million in 2010. Interest income increased $0.6 million primarily due to higher average cash balances during 2011 compared to 2010.

Net other non-operating expense was $5.3 million in 2011 compared to $1.4 million in 2010. Net other non-operating expense primarily consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. Also included in net other non-operating expense is $2.8 million related to the write-off of our investment in Jobkoo that was recorded in the first quarter of 2011 (See Note 6, Investments). Additionally, during the second quarter of 2010, we identified that we were not properly accounting for our non-controlling interest associated with our operations in China. As a result, we recorded a cumulative adjustment of $1.1 million in net other non-operating expense.

Income taxes.    In 2011, we reported a loss before taxes of $14.8 million and recorded an income tax provision of $18.9 million. Our effective income tax rate for 2011 was 128.2%. This tax rate is higher than the statutory tax rate due to the establishment of valuation allowances on several European entities, non-recognition of tax benefits related to the corresponding current year losses in entities with valuation allowances, and non-recognition of tax benefits related to goodwill impairment.

In 2010, we reported income before taxes of $16.9 million and recorded an income tax provision of $9.5 million. Our effective income tax rate for 2010 was 55.8%.

2010 Compared to 2009

Total revenue.    Consolidated total revenue increased $98.5 million, or 23.8%, to $513.2 million in 2010 from $414.7 million in 2009. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

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

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $58.6 million or 20.8% to $340.2 million in 2010 from $281.5 million in 2009. The increase in salaries and employee benefits expense is primarily a result of a $62.7 million increase in performance-related compensation expense reflecting higher variable compensation accruals associated with higher net revenue. Included in this increase is approximately $7.1 million of discretionary consultant compensation related to individual performance factors. The increase in performance-related compensation expense was offset by a $4.1 million decrease in fixed compensation primarily related to a year-over-year decline in stock-based compensation of $11.3 million as a result of a decrease in the amount of equity awards granted in 2009 and 2010 and significant forfeitures in 2010, and a $3.9 million decrease in amortization of deferred cash compensation associated with lower 2009 bonus accruals due to lower 2009 net revenue levels and consultant headcount. These decreases were partially offset by a $0.8 million increase in base compensation, payroll taxes, and other employee-related expenses associated with increased headcount and the restoration of salaries following a 5% salary reduction in 2009, additional severance expense of $2.7 million, and $1.5 million primarily due to the reinstatement of the Company’s 401(k) match in 2010. In 2010, we issued awards to certain of our consultants in order to incentivize future service to the Company which resulted in additional fixed compensation expense of $6.1 million. At December 31, 2010 we had 1,516 total employees, up 8.3% compared to 1,400 total employees at December 31, 2009.

Excluding a negative impact of $3.7 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense increased by 19.6% versus 20.8% as reported in 2010 compared to 2009.

As a percentage of net revenue, salaries and employee benefits expense decreased to 69.0% in 2010 from 71.2% in 2009.

General and administrative expenses.    Consolidated general and administrative expenses increased $14.9 million, or 12.8%, to $130.6 million in 2010 from $115.8 million in 2009. The increase reflects $8.0 million in fees for professional services primarily related to investments in various initiatives intended to yield cost savings and improve productivity. These initiatives include additional hiring, increased training and development programs, the outsourcing of a portion of our information technology function, and ongoing system improvements. The increase also included non-recurring legal costs incurred in 2010, offset by a decrease in expenses related to a process improvement project aimed at increasing operational effectiveness and efficiency, which we substantially completed during 2010.

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

Restructuring charges.    In 2010, we recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reductions in our workforce of 19 employees globally and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment the restructuring charges recorded in the year ended December 31, 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support.

In 2009, we recorded net restructuring charges of $22.6 million. These charges related to $22.9 million of employee-related costs, including severance associated with reductions in our workforce of 363 employees globally, and included 75 executive search consultants. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Global Operations Support. Additionally, during 2009 we recorded a reduction of $0.3 million in Europe related to a previously restructured office.

Impairment charges.    In 2009, we recorded impairment charges of $4.0 million. As a result of our workforce reductions in January and May 2009 and continued business and economic uncertainty, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge related to the Americas region of $3.8 million in 2009. Additionally, we recorded an impairment charge of $0.2 million on our client relationship asset associated with our acquisition of Ray and Berndtson Sp. z o. o.

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

Europe reported an operating loss of $0.6 million in 2010, compared to operating income of $2.7 million in 2009. The decrease in operating income is due to a $5.0 million increase in salaries and employee benefits expense, other charges of $4.2 million and a $1.9 million increase in general and administrative expenses. These increases were partially offset by a $7.8 million increase in net revenue. The increase in salaries and employee benefits expense primarily reflects higher variable compensation accruals associated with higher net revenue levels in 2010. Other charges of $4.2 million include $3.2 million related to exit and settlement expenses for a lease obligation at our former London office, and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006.

Asia Pacific reported operating income of $24.5 million in 2010, compared to $9.5 million in 2009. The increase in operating income of $15.0 million is due to higher net revenue of $35.5 million offset by a $16.1 million increase in salaries and employee benefits expense and a $4.4 million increase in general and administrative expenses.

Global Operations Support expenses in 2010 were $46.1 million, an increase of $13.8 million, compared to $32.4 million in 2009. General and administrative expenses increased $8.9 million and salaries and employee benefits expense increased $4.9 million. The increase in general and administrative expenses is due to $5.2 million in fees for professional services associated with investments in various initiatives intended to yield cost savings and increase productivity, including outsourcing certain Global Operations Support functions, hiring, and training and development programs. The increase also included non-recurring legal fees, $2.5 million related to the worldwide consultants’ meeting held in the second quarter of 2010, and $2.8 million reflecting several initiatives reinstated in 2010 including travel, hiring and temporary employee expenses, offset by a decrease of $1.6 million in expenses related to a process improvement project aimed at increasing operational effectiveness and efficiency which we substantially completed during 2010. The increase in compensation expense is primarily due to increased base compensation expense related to the restoration of salaries following a 5% salary reduction in place for 2009, $2.4 million of search and Global Operations Support expenses previously provided through the geographic segments that has been provided through our Global Business Services group since May 2010, and $2.1 million of severance expense, offset by a $0.2 million reduction in stock-based compensation expense as a result of significant forfeitures in 2010 and an overall decrease in the amount of equity awards granted in 2009 and 2010.

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

Liquidity and Capital Resources

General.    We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our available cash balances, committed unsecured revolving credit facility and cash flows expected to be generated from operations will be sufficient to satisfy our current and planned working capital and investment needs. We pay the majority of the non-deferred portion of annual bonuses in the first quarter following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

A portion of our consultants’ and management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in accrued salaries and employee benefits and other non-current liabilities in the Consolidated Balance Sheets.

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

There were no borrowings made or outstanding during the years ended December 31, 2011 or 2010. During 2011 and 2010, we were in compliance with the financial covenants under the existing lines of credit and no event of default existed.

Cash and cash equivalents.    Cash and cash equivalents at December 31, 2011 were $185.4 million, an increase of $4.3 million compared to $181.1 million at December 31, 2010. We expect to pay approximately $109 million in variable compensation related to 2011 performance in March and April 2012 and approximately $8 million in restructuring payments within the next twelve months. In February 2012, we paid approximately $10 million in variable compensation that was deferred in prior years.

Cash flows from operating activities.    In 2011, cash provided by operating activities was $44.8 million, principally reflecting income net of non-cash charges, decreases in trade and other receivables of $10.8 million and an increase in variable compensation accruals, partially offset by bonus payments of approximately $95 million in 2011 related to 2010 performance and a decrease in income taxes payable of $6.9 million.

In 2010, cash provided by operating activities was $84.3 million, principally reflecting an increase in variable compensation accruals, other non-cash charges and net income of $7.5 million, partially offset by bonus payments of approximately $47 million in March 2010 related to 2009 performance and a $17.2 million increase in trade and other receivables.

In 2009, cash used in operating activities was $73.2 million, principally reflecting our net loss of $20.9 million, cash bonus payments and the associated payroll taxes of approximately $127 million and restructuring payments of $25.0 million.

Cash flows from investing activities.    Cash used in investing activities was $23.7 million in 2011 primarily due to capital expenditures of $18.0 million, a $3.9 million earnout payment related to the IronHill acquisition, a $1.0 million loan to JobKoo, an equity method investment, and purchases of available for sale investments of $1.0 million.

Cash used in investing activities was $16.3 million in 2010 primarily due to capital expenditures of $17.6 million and $0.6 million related to the Bell McCaw Bampfylde Limited acquisition, offset by the release of $2.6 million of restricted cash.

Cash used in investing activities was $23.4 million in 2009, primarily due to acquisition earn-out payments of $12.8 million, the Ray & Berndtson Sp. z o. o acquisition of $2.6 million, capital expenditures of $12.3 million and $1.3 million related to the second payment associated with our 2008 purchase of an equity method investment, offset by the release of $5.1 million restricted cash.

Capital expenditures were $18.0 million, $17.6 million, and $12.3 million in 2011, 2010 and 2009, respectively. Capital expenditures in 2011 were primarily related to the build outs of the Chicago and Zurich offices, the development of our internal search system and new laptop purchases. We anticipate that our capital expenditures for 2012 will be approximately $8 million to $11 million, which primarily reflects investments in a new internal search system, as well as office build outs in Boston, India and China and ongoing capital expenditures.

Cash flows from financing activities.    Cash used in financing activities in 2011 was $12.6 million primarily due to $9.7 million of quarterly cash dividends to shareholders and $2.9 million of payments for employee tax withholdings on equity transactions.

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

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We did not repurchase any stock during 2011. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. As of December 31, 2008, we purchased 951,160 shares of our common stock under the February 2008 authorization for a total of $27.2 million. As of December 31, 2011 and 2010, $22.8 million remains available under this authorization. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

Off-Balance Sheet Arrangements.    We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2011 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
Contractual obligations:	2012	2013	2014	2015	2016	Thereafter	Total
Office space and equipment lease obligations	$32.2	$27.3	$22.0	$18.9	$16.5	$85.6	$202.5
Accrued restructuring charges-severance	6.8	0.5	—	—	—	—	7.3
Asset retirement obligations (1)	0.3	0.7	—	—	0.9	0.4	2.3

Total	$39.3	$28.5	$22.0	$18.9	$17.4	$86.0	$212.1

(1)	Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2011. The obligations related to these employee benefit plans are described in Note 13, Employee Benefit Plans, and Note 14, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $1.3 million as of January 1, 2011 and $0.9 million as of December 31, 2011, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, that could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements:

Revenue recognition.    Revenue before reimbursements for out-of-pocket expenses (“net revenue”) is recognized when earned and realizable when the following criteria have been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee to our client is fixed or determinable; and (d) collectability is reasonably assured. Taxes collected from clients and remitted to governmental authorities are presented on a net basis. Net revenue consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation of the position to be filled. If actual compensation of the placed candidate exceeds the estimated compensation, we are generally authorized to bill the client for one-third of the excess.

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

Net revenue from certain leadership consulting and non-standard executive search engagements is recognized in accordance with the completion of the engagement deliverables. Taxes collected from clients and remitted to governmental authorities are presented on a net basis.

Restructuring charges.    We account for restructuring charges by recognizing a liability at fair value when the costs are incurred. Restructuring charges include employee-related costs, including severance associated with reductions in the Company’s workforce, and expenses associated with consolidating and closing office locations.

Inherent in these accruals are estimates related to employee settlements, expected sublease income, and costs to terminate the leases. We believe that the accounting estimate related to accruals for the consolidation and closing of offices is a critical accounting estimate because it is highly susceptible to changes in the commercial real estate markets and the local regional economic factors where this leased office space is located. These accruals are periodically updated to reflect information concerning the commercial real estate markets in which the offices are located.

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

Goodwill and other intangible assets.    We review goodwill for impairment annually. We also review goodwill and long-lived assets; including identifiable intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the fair value has fallen below the carrying amount of an asset. We review factors such as a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. The goodwill impairment test is performed using a two-step, fair value based test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step one. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of our reporting units as defined in the accounting standard for goodwill and intangible assets. We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific. The Americas is comprised of the North America and the Latin America operations. These geographic regions are also considered to be our reporting units as follows: North America, Latin America, Europe, and Asia Pacific.

During the first step, the fair value of each of our reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology, with the assistance of an independent valuation firm.

The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared assets and liabilities, historical and projected performance of the our reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments.

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

In December 2011, the Financial Accounting Standards Board issued guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment enhances disclosures required by U.S. GAAP by requiring additional disclosures about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not believe adoption of the guidance will have any impact on our financial condition or results of operations.

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2011 and 2010. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2011				2010
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(in thousands, except per share)
Revenue before reimbursements (net revenue)	$115,622	$142,799	$142,213	$127,159	$113,668	$126,071	$126,129	$127,223
Operating income (loss)	(4,088)	10,310	(12,635)	(4,502)	(3,776)	7,593	4,380	9,327
Income (loss) before income taxes	(5,908)	11,009	(14,138)	(5,738)	(3,494)	5,333	5,270	9,839
Provision for (benefit from) income taxes	(1,247)	3,580	18,263	(1,649)	(1,948)	2,661	4,086	4,656
Net income (loss)	(4,661)	7,429	(32,401)	(4,089)	(1,546)	2,672	1,184	5,183
Basic earnings (loss) per common share	(0.26)	0.42	(1.82)	(0.23)	(0.09)	0.15	0.07	0.30
Diluted earnings (loss) per Common share	(0.26)	0.41	(1.82)	(0.23)	(0.09)	0.15	0.07	0.29
Cash dividends paid per share	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk.    With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2011 net income by approximately $0.3 million. For financial information by geographic segment, see Note 21, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Chicago, Illinois

March 14, 2012

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$185,390	$181,124
Restricted cash	440	393
Accounts receivable, net	69,081	83,360
Other receivables	9,404	7,724
Prepaid expenses	16,551	15,323
Other current assets	1,382	1,871
Income taxes recoverable	19,866	11,912
Deferred income taxes	8,211	10,759

Total current assets	310,325	312,466

Non-current assets:
Property and equipment, net	44,781	34,406
Restricted cash	1,470	1,609
Assets designated for retirement and pension plans	22,883	23,647
Investments	9,868	11,021
Other non-current assets	6,480	8,593
Goodwill	90,696	109,888
Other intangible assets, net	2,556	6,480
Deferred income taxes	26,506	36,917

Total non-current assets	205,240	232,561

Total assets	$515,565	$545,027

Current liabilities:
Accounts payable	$9,157	$8,408
Accrued salaries and employee benefits	131,697	124,969
Other current liabilities	39,362	34,064
Income taxes payable	4,868	3,208
Deferred income taxes	6	1,807

Total current liabilities	185,090	172,456

Non-current liabilities:
Retirement and pension plans	31,747	30,907
Other non-current liabilities	47,396	47,015
Deferred income taxes	37	107

Total non-current liabilities	79,180	78,029

Total liabilities	264,270	250,485

Commitments and contingencies (Note 23)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2011 and 2010	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,870,236 and 17,558,098 shares outstanding at December 31, 2011 and 2010, respectively	196	196
Treasury stock at cost, 1,715,541 and 2,027,679 shares at December 31, 2011 and 2010, respectively	(58,690)	(69,549)
Additional paid in capital	238,523	246,601
Retained earnings	55,029	99,056
Accumulated other comprehensive income	16,237	18,238

Total stockholders’ equity	251,295	294,542

Total liabilities and stockholders’ equity	$515,565	$545,027

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Revenue before reimbursements (net revenue)	$527,793	$493,091	$395,651
Reimbursements	26,187	20,145	19,067

Total revenue	553,980	513,236	414,718
Operating expenses (income):
Salaries and employee benefits	372,406	340,178	281,545
General and administrative expenses	123,592	130,622	115,758
Other charges	—	4,218	—
Reimbursed expenses	26,187	20,145	19,067
Restructuring charges	16,344	1,621	22,640
Impairment charges	26,366	—	4,080
Other operating income	—	(1,072)	(1,661)

Total operating expenses	564,895	495,712	441,429

Operating income (loss)	(10,915)	17,524	(26,711)

Non-operating income (expense):
Interest income, net	1,402	813	1,201
Other, net	(5,262)	(1,389)	(4,189)

Net non-operating income (expense)	(3,860)	(576)	(2,988)

Income (loss) before income taxes	(14,775)	16,948	(29,699)
Provision for (benefit from) income taxes	18,947	9,455	(8,791)

Net income (loss)	$(33,722)	$7,493	$(20,908)

Basic weighted average common shares outstanding	17,780	17,437	16,901
Diluted weighted average common shares outstanding	17,780	17,869	16,901

Basic earnings (loss) per common share	$(1.90)	$0.43	$(1.24)
Diluted earnings (loss) per common share	$(1.90)	$0.42	$(1.24)
Cash dividends paid per share	$0.52	$0.52	$0.52

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	19,586	$196	3,216	$ (110,838)	$273,731	$131,061	$12,154	$306,304
Net loss	—	—	—	—	—	(20,908)	—	(20,908)
Other comprehensive loss:
Unrealized gain on available for sale investments	—	—	—	—	—	—	1,336	1,336
Pension adjustment, net of tax	—	—	—	—	—	—	(937)	(937)
Foreign currency translation adjustment	—	—	—	—	—	—	3,175	3,175

Other comprehensive loss	—	—	—	—	—	(20,908)	3,574	(17,334)

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	18,677	—	—	18,677
Exercise of stock options	—	—	(88)	3,072	(1,834)	—	—	1,238
Vesting of restricted stock units, net of tax withholdings	—	—	(595)	20,645	(24,034)	—	—	(3,389)
Re-issuance of treasury stock	—	—	(20)	702	(327)	—	—	375
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(8,860)	—	(8,860)
Dividend equivalents on restricted stock units	—	—	—	—	—	(202)	—	(202)
Tax deficit related to stock-based compensation	—	—	—	—	(5,957)	—	—	(5,957)

Balance at December 31, 2009	19,586	$196	2,513	$(86,419)	$260,256	$101,091	$15,728	$290,852
Net income	—	—	—	—	—	7,493	—	7,493
Other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	—	—	—	706	706
Pension adjustment, net of tax	—	—	—	—	—	—	(1,055)	(1,055)
Foreign currency translation adjustment	—	—	—	—	—	—	2,859	2,859

Other comprehensive income	—	—	—	—	—	7,493	2,510	10,003

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	8,552	—	—	8,552
Vesting of restricted stock units, net of tax withholdings	—	—	(473)	16,431	(21,060)	—	—	(4,629)
Re-issuance of treasury stock	—	—	(13)	439	(139)	—	—	300
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,114)	—	(9,114)
Dividend equivalents on restricted stock units	—	—	—	—	—	(414)	—	(414)
Tax deficit related to stock-based compensation	—	—	—	—	(1,008)	—	—	(1,008)

Balance at December 31, 2010	19,586	$196	2,027	$ (69,549)	$246,601	$99,056	$18,238	$294,542
Net loss	—	—	—	—	—	(33,722)	—	(33,722)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(104)	(104)
Pension adjustment, net of tax	—	—	—	—	—	—	(615)	(615)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,282)	(1,282)

Other comprehensive loss	—	—	—	—	—	(33,722)	(2,001)	(35,723)

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	5,664	—	—	5,664
Vesting of restricted stock units, net of tax withholdings	—	—	(293)	10,204	(12,979)	—	—	(2,775)
Re-issuance of treasury stock	—	—	(19)	655	(280)	—	—	375
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,277)	—	(9,277)
Dividend equivalents on restricted stock units	—	—	—	—	—	(1,028)	—	(1,028)
Tax deficit related to stock-based compensation	—	—	—	—	(483)	—	—	(483)

Balance at December 31, 2011	19,586	$196	1,715	$ (58,690)	$238,523	$55,029	$16,237	$251,295

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(33,722)	$7,493	$(20,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,263	11,584	11,265
Write-off of investment	2,810	—	2,977
Write-off of software development project	—	—	1,329
Deferred income taxes	10,571	7,093	(10,107)
Net realized and unrealized losses on investments	211	1,509	2,054
Stock-based compensation expense	5,503	7,765	19,016
Other operating income	—	(1,072)	(1,661)
Impairment charges	26,366	—	4,080
Restructuring charges	16,344	1,621	22,640
Cash paid for restructuring charges	(7,491)	(3,439)	(25,020)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	10,819	(17,211)	7,786
Accounts payable	(732)	2,203	(566)
Accrued expenses	5,960	65,162	(86,708)
Income taxes recoverable (payable), net	(6,886)	3,726	(4,848)
Retirement and pension assets and liabilities	667	(483)	1,649
Prepayments	(1,186)	672	4,397
Other assets and liabilities, net	5,277	(2,329)	(552)

Net cash provided by (used in) operating activities	44,774	84,294	(73,177)

Cash flows from investing activities:
Restricted cash	83	2,620	5,058
Acquisition of business and earnout payments, net of cash acquired	(3,930)	(554)	(15,453)
Capital expenditures	(18,016)	(17,564)	(12,274)
Purchase of equity method investment	—	—	(1,300)
Purchases of available for sale investments	(986)	(1,046)	(305)
Proceeds from sales of available for sale investments	83	292	753
Loan to equity method investment	(1,008)	—	—
Other, net	74	—	90

Net cash used in investing activities	(23,700)	(16,252)	(23,431)

Cash flows from financing activities:
Proceeds from stock options exercised	—	—	1,238
Cash dividends paid	(9,723)	(9,696)	(9,332)
Payment of employee tax withholdings on equity transactions	(2,853)	(4,585)	(3,386)

Net cash used in financing activities	(12,576)	(14,281)	(11,480)

Effect of exchange rates fluctuations on cash and cash equivalents	(4,232)	4,333	(3,413)

Net increase (decrease) in cash and cash equivalents	4,266	58,094	(111,501)
Cash and cash equivalents at beginning of period	181,124	123,030	234,531

Cash and cash equivalents at end of period	$185,390	$181,124	$123,030

Supplemental disclosures of cash flow information
Cash paid for
Interest	$4	$10	$12
Income taxes, net	13,916	954	4,777

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

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries and have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, compensation accruals, stock-based compensation and contingent liabilities. Given that global economies are undergoing a period of substantial uncertainty, such estimates are subject to a greater degree of uncertainty, and actual results could differ from these estimates.

The Company revised its prior year Consolidated Statements of Cash Flows to conform to the current year presentation, which had no effect on the Consolidated Balance Sheets or Consolidated Statements of Operations for the prior periods presented.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2011, the Company had no significant concentrations of risk.

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

The Company receives warrants for equity securities in client companies, in addition to the cash fee, for services rendered on some searches. Some warrants meet the definition of a derivative instrument while others are classified as cost method investments. Both investment classifications are initially recorded in the Consolidated Balance Sheets at their fair value, using a Black-Scholes model, with a corresponding amount recorded as net revenue in the Consolidated Statements of Operations. Variable compensation expense related to this net revenue is also recorded. Subsequent changes in the fair value of the warrants are accounted for depending on the classification of the warrants. Changes in warrants classified as derivative instruments are recorded in the Consolidated Statements of Operations as unrealized gains (losses), net of the consultants’ share of the gains (losses), whereas warrants classified as cost method investments are regularly reviewed for other-than-temporary declines in fair value. Any permanent declines in the fair value of these warrants are recorded in the Consolidated Statements of Operations as realized losses, net of the consultants’ share of the losses.

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

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Other intangible assets include client relationships, candidate databases, and employee non-compete agreements. The Company performs assessments of the carrying value of its goodwill and other intangible assets at least annually or whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

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

Net revenue is recognized when earned and realizable and therefore when the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) services have been rendered, (c) the fee to our client is fixed or determinable, and (d) collectability is reasonably assured. Taxes collected from clients and remitted to governmental authorities are presented on a net basis. Typically, net revenue from standard executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the arrangements. Net revenue in excess of the retainer, resulting from actual compensation of the placed candidate exceeding the estimated compensation, is recognized upon completion of the executive search when the amount of the additional fee is known.

Net revenue from certain leadership consulting and non-standard executive search engagements is recognized in accordance with the completion of the engagement deliverables.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Consolidated Statements of Operations.

Salaries and Employee Benefits

Salaries and employee benefits consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual performance-related bonuses. Other items in this category are expenses related to sign-on bonuses and minimum guaranteed bonuses (often incurred in connection with the hiring of new consultants), restricted stock unit amortization, payroll taxes, profit sharing and retirement benefits, and employee insurance benefits.

Salaries and employee benefits are recognized on an accrual basis. Certain signing bonuses, retention awards, and minimum guaranteed compensation are capitalized and amortized in accordance with the terms of the respective agreements.

A portion of the Company’s consultants’ and management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus that is deferred varies between 10% and 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with the Company’s bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in accrued salaries and employee benefits and other non-current liabilities in the Consolidated Balance Sheets.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair value of the award at grant date, which is typically the closing stock-price, and recognizes compensation expense over the requisite service period.

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

Recently Issued Financial Accounting Standards

In June 2011, the Financial Accounting Standards Board issued guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present other comprehensive income within the statement of stockholders' equity will be eliminated. This guidance is effective for us as of January 1, 2012 and will be applied retrospectively beginning with the March 31, 2012 interim reporting period. The Company does not believe adoption of this guidance will have any impact on its financial condition or results of operations.

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

In December 2011, the Financial Accounting Standards Board issued guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment enhances disclosures required by U.S. GAAP by requiring additional disclosures about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe adoption of the guidance will have any impact on its financial condition or results of operations.

3. Allowance for Doubtful Accounts

The following table summarizes the activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2011	2010	2009
Balance at January 1,	$6,589	$4,854	$5,808
Provision (benefit) charged to income	(558)	3,305	1,006
Write-offs	(2,288)	(1,447)	(1,729)
Currency	62	(123)	(231)

Balance at December 31,	$3,805	$6,589	$4,854

4. Property and Equipment

The components of the Company’s property and equipment are as follows:

	December 31,
	2011	2010
Leasehold improvements	$42,789	$41,556
Office furniture, fixtures and equipment	24,602	23,588
Computer equipment and software	45,270	35,279

Property and equipment, gross	112,661	100,423
Accumulated depreciation	(67,880)	(66,017)

Property and equipment, net	$44,781	$34,406

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $9.1 million, $9.6 million and $9.5 million, respectively.

5. Restricted Cash

The Company had $1.9 million and $2.0 million of restricted cash at December 31, 2011 and 2010, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2019.

6. Investments

The components of the Company’s investments are as follows:

	December 31,
	2011	2010
U.S. non-qualified deferred compensation plan	$9,313	$8,487
JobKoo	—	1,803
Warrants and equity securities	555	731

Total	$9,868	$11,021

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $8.3 million and $7.4 million as of December 31, 2011 and 2010, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

During 2011, the Company provided a loan to its equity method investee, JobKoo, in the principal amount of $1.0 million. As a result of JobKoo’s inability to demonstrate sufficient cash flow to support repayment of the loan or recoverability of the investment, the Company wrote-off its $1.8 million investment and $1.0 million loan during 2011. The Company continues to hold its 50% interest in JobKoo. The write-off is included in non-operating expense-other, net on the Consolidated Statement of Operations for the year ended December 31, 2011.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2011 and 2010 based upon the short-term nature of the assets and liabilities.

8. Other Non-Current Assets

The components of the Company’s other non-current assets are as follows:

	December 31,
	2011	2010
Deferred compensation	$4,345	$6,380
Prepaid rent	2,075	2,084
Other	60	129

Total other non-current assets	$6,480	$8,593

9. Acquisitions

IronHill Partners, LLC

In May 2008, the Company acquired IronHill Partners, LLC (“IronHill”), an executive search boutique firm in the United States, specializing in the venture capital sector with a particular focus on technology companies.

IronHill was eligible to receive earnout payments up to $4.4 million based on the achievement of certain revenue metrics in 2009, 2010, and 2011. As a result of the achievement of these revenue metrics, the Company paid an earnout payment of $3.9 million in 2011. The earnout period for the IronHill acquisition has expired and there will be no future payments associated with the acquisition.

Ray & Berndtson Sp. z o. o

In February 2009, the Company acquired Ray & Berndtson Sp. z o. o, a retained executive search firm in Warsaw, Poland, for $2.7 million of initial consideration, pursuant to a stock purchase, which was funded from existing cash. Ray & Berndtson Sp. z o. o was eligible to receive earnout payments based on the achievement of certain revenue metrics in 2009, 2010, and 2011. As a result, as of the acquisition date, the Company accrued €1.8 million (equivalent to $2.3 million at December 31, 2011) representing the estimated fair value of the future earnout payments. Additionally, the Company recorded $4.2 million of goodwill, $0.7 million of identifiable intangible assets, $0.3 million of assets and assumed $0.1 million of liabilities.

As a result of significantly lower than expected 2009 revenue production from the consultants acquired and uncertainty regarding future performance, the Company performed a fair value assessment of the future earnout payments under the purchase agreement. This assessment resulted in a $1.7 million reduction to the original earnout accrual in 2009. Additionally, the deterioration in business performance in 2009 triggered a review of the client relationship intangible assets associated with this acquisition, resulting in an impairment charge in the European region of $0.2 million during 2009. As a result of continued lower than expected 2010 revenue production from consultants acquired and uncertainty regarding future performance, the Company performed a second fair value assessment which resulted in a $1.1 million adjustment in 2010. Under the acquisition method of accounting for business combinations, the Company recognized the 2010 and 2009 fair value adjustments as other operating income in the Consolidated Statement of Operations. As of December 31, 2011 there was no goodwill, intangible assets, or earnout accruals recorded related to the Ray & Berndtson Sp. z o. o acquisition.

Bell McCaw Bampflyde Limited

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand for 0.8 million New Zealand dollars (equivalent to $0.6 million at December 31, 2011) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. Bell McCaw Bampflyde Limited is eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. As a result, the Company accrued 1.4 million New Zealand dollars (equivalent to $1.1 million at December 31, 2011), representing the estimated fair value of future earnout payments as of the acquisition date. As part of the purchase price allocation, the Company recorded 0.2 million New Zealand dollars (equivalent to $0.1 million at December 31, 2011) of property and equipment, and 2.0 million New Zealand dollars (equivalent to $1.6 million at December 31, 2011) of goodwill. There were no intangibles recorded as part of this acquisition.

The IronHill acquisition was accounted for using the purchase method of accounting and the Ray & Berndtson Sp. z o. o and Bell McCaw Bampflyde Limited acquisitions were accounted for using the acquisition method of accounting for business combinations. The results of operations of these entities have been included in the consolidated financial statements since their respective acquisition dates. Additionally, none of these acquisitions is considered material to the Company, and, therefore, pro-forma information has not been presented.

10. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2008	$78,056	$18,499	$4,679	$101,234
Ray & Berndtson Sp.z o. o acquisition	—	4,156	—	4,156
RentonJames earnout adjustment	—	—	394	394
IronHill acquisition adjustment	108	—	—	108
Exchange rate fluctuations	591	1,615	912	3,118

Balance at December 31, 2009	78,755	24,270	5,985	109,010
Bell McCaw Bampflyde Limited acquisition	—	—	1,386	1,386
Exchange rate fluctuations	234	(1,288)	546	(508)

Balance at December 31, 2010	78,989	22,982	7,917	109,888
Goodwill impairment	—	(23,507)	—	(23,507)
Iron Hill earnout adjustment	3,930	—	—	3,930
Exchange rate fluctuations	(105)	525	(35)	385

Balance at December 31, 2011	$82,814	$—	$7,882	$90,696

As a result of the Company’s restructuring initiatives announced on October 5, 2011, which primarily related to Europe and the volatility associated with the economic outlook for Europe, including the political and economic uncertainty in the region, the Company, with the assistance of an independent valuation firm, conducted a goodwill impairment evaluation as of September 30, 2011. The goodwill impairment evaluation is performed using a two-step, fair value based test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step one. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of the Company's reporting units as defined in the accounting standard for goodwill and intangible assets. The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific. The Americas is comprised of the Company’s North America and Latin America operations. These geographic regions are also considered to be the Company's reporting units as follows: North America, Latin America, Europe and Asia Pacific.

During the impairment evaluation process, the Company used discounted cash flow and comparable company methodologies to estimate the fair value of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared assets and liabilities, historical and projected performance of the Company's reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of the Company's reporting units.

The completion of the first step of the goodwill impairment test indicated that the fair value of the Europe reporting unit did not exceed its carrying amount. The key assumptions used in the determination of fair value were (1) the volatility in current economic conditions, (2) a forecast of moderate growth in the near term driven by enhanced consultant productivity after the Company’s restructuring activities followed by stabilization in the longer term, (3) improved profit margin expectations and (4) other factors. As a result of the fair value of the Europe reporting unit not exceeding its carrying amount, the second step of the impairment evaluation was performed. Based on the results of the second step of the impairment evaluation, the Company determined that the goodwill within the Europe reporting unit was impaired, which resulted in a non-cash impairment charge of $23.5 million in 2011, to write-off all of the goodwill in the Europe reporting unit.

In connection with the Company’s 2008 IronHill acquisition, IronHill was eligible to receive earnout payments up to a total of $4.4 million based on achievement of certain revenue metrics in 2009, 2010 and 2011. As a result of the achievement of these revenue metrics, the Company paid an earnout payment of $3.9 million during 2011. The earnout period for the IronHill acquisition has expired and there will be no future payments associated with the acquisition.

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31,
		2011			2010
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	12.6	$10,208	$(7,877)	$2,331	$18,430	$(12,503)	$5,927
Candidate database	6.0	1,800	(1,575)	225	1,800	(1,275)	525
Other	—	—	—	—	204	(176)	28

Total intangible assets	12.0	$12,008	$(9,452)	$2,556	$20,434	$(13,954)	$6,480

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

In connection with the goodwill impairment evaluation during the third quarter of 2011, the Company also performed an evaluation of its intangible assets. The analysis was conducted in accordance with accounting guidance on fair value measurements taking into consideration Level 3 inputs, primarily consisting of discounted cash flow methodologies and assumptions regarding the highest and best use of the asset by market participants in the context of the executive search business. Based on this evaluation, the Company recorded an impairment charge related to its client relationship intangible assets in Europe of $2.5 million and the Americas of $0.4 million during the third quarter of 2011.

Intangible asset amortization expense, excluding the impairment charge noted above, for the years ended December 31, 2011, 2010, and 2009 was $1.1 million, $1.3 million and $1.8 million, respectively. The estimated intangible amortization expense is $0.6 million for fiscal year 2012, $0.4 million for fiscal year 2013 and 2014, and $0.3 for fiscal years 2015 and 2016. These amounts are based on intangible assets recorded as of December 31, 2011, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

11. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	December 31,
	2011	2010
Deferred revenue	$16,824	$16,639
Restructuring charges	8,881	850
Other	13,657	16,575

Total other current liabilities	$39,362	$34,064

The components of other non-current liabilities are as follows:

	December 31,
	2011	2010
Accrued salaries and employee benefits	$26,503	$26,084
Premise related costs	16,763	16,266
Other	4,130	4,665

Total other non-current liabilities	$47,396	$47,015

12. Line of Credit

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

There were no borrowings made or outstanding under the existing lines of credit during the years ended December 31, 2011 or 2010. During 2011 and 2010, the Company was in compliance with the financial covenants under the existing lines of credit and no event of default existed.

13. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar for dollar basis per participant up to the greater of $4,500, or 3.5%, of eligible compensation for the year ended December 31, 2011. The Company matched employee contributions up to the greater of $4,000, or 3%, of eligible compensation for the year ended December 31, 2010. The Company suspended its employer matching contribution for the year ended December 31, 2009. Employees are eligible for the Company match after satisfying a one year service requirement provided that they are working on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2011, 2010 and 2009. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $1.8 million and zero, respectively.

Through September 30, 2004, the Plan allowed participants the option of having their account balances or portions thereof invested in the Company’s common stock. As of October 1, 2004, participants were no longer allowed the option of purchasing the Company’s common stock under the Plan. However, those participants who held the Company’s common stock were allowed to maintain their shares. Effective November 30, 2011, the Company’s stock fund in the Plan was closed, and the remaining balances were transferred to other available funds. At December 31, 2011 and 2010, the Plan held zero and 4,772 shares, respectively, of the Company’s common stock.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material, and, therefore additional disclosure has not been presented. The balances associated with these plans have been reported in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and in the Consolidated Balance Sheets as of December 31, 2011 and 2010.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, including a Company stock fund (through November 30, 2011, at which time the Company stock fund was closed). These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2011 and 2010, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $7.6 million and $7.2 million, at December 31, 2011 and 2010, respectively. The assets and liabilities of this plan are included in the Consolidated Balance Sheets at December 31, 2011 and 2010.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles, including a Company stock fund (through November 30, 2011, at which time the Company stock fund was closed). As of December 31, 2011 and 2010, the total amounts deferred under the plan were $1.7 million and $1.3 million, respectively, all of which was funded.

The U.S. and Non-Employee Directors Voluntary Deferred Compensation Plans consist primarily of marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements).

14. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The following tables reconcile the benefit obligation for the pension plan:

	2011	2010
Benefit obligation at January 1,	$23,406	$24,330
Service cost	150	129
Interest cost	1,212	1,148
Actuarial gain (loss)	529	681
Benefits paid	(1,354)	(1,281)
Cumulative translation adjustment	(756)	(1,601)

Benefit obligation at December 31,	$23,187	$23,406

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
Current liabilities	$1,357	$1,401
Noncurrent liabilities	21,830	22,005

Total	$23,187	$23,406

The accumulated benefit obligation amounts at December 31, 2011 and 2010 are $23.1 million and $23.3 million, respectively.

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2011	2010	2009
Net period benefit cost:
Service cost	$150	$129	$126
Interest cost	1,212	1,148	1,280
Amortization of net gain	(368)	(624)	(880)

Net periodic benefit cost	$994	$653	$525

Weighted average assumptions
Discount rate (1)	5.10%	5.25%	5.75%
Rate of compensation increase	1.75%	1.75%	1.75%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2011	2010	2009
Discount rate (1)	4.65%	5.10%	5.25%
Rate of compensation increase	1.75%	1.75%	1.75%
Measurement Date	12/31/2011	12/31/2010	12/31/2009

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in accumulated other comprehensive income as of December 31, 2011 and 2010 that had not yet been recognized as components of net periodic benefit cost were $2.4 million and $3.3 million, respectively. Accumulated other comprehensive income as of December 31, 2011 includes $0.1 million that is expected to be recognized as a component of net periodic benefit cost in 2012.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Fair Value Measurements). The fair value at December 31, 2011 and 2010 was $24.2 million and $25.0 million, respectively. The expected contribution to be paid into the plan in 2012 is $1.4 million.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2011 and 2010, as a component of other current assets and assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Year ending December 31,
2012	$1,357
2013	1,366
2014	1,756
2015	1,657
2016	1,656
2017 through 2021	8,171

15. Stock-Based Compensation

GlobalShare Program

On May 24, 2007, the stockholders of the Company approved the 2007 Heidrick & Struggles GlobalShare Program (the “Plan”) at the Company’s Annual Meeting of Stockholders. A one-year extension to the Plan was approved by the Company’s stockholders on May 26, 2011.

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

The Plan provides 2,000,000 shares available for awards to be granted on or after May 24, 2007 (the effective date of the Plan). This number includes the shares that were not subject to awards and still available for issuance under the GlobalShare Programs I and II as of May 24, 2007. As of December 31, 2011, there are 735,494 shares available for future awards.

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

The Plan provides that no awards can be granted after May 24, 2012.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2011	2010	2009
Total employee stock-based compensation expense included in operating income (loss)	$5,503	$7,765	$19,016
Income tax benefit related to stock-based compensation included in net income (loss)	2,247	3,106	7,606

As of December 31, 2011, there was $7.6 million of pre-tax unrecognized compensation expense related to unvested restricted and performance stock units, which is expected to be recognized over a weighted average of 1.9 years.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the years ended December 31, 2011, 2010 and 2009:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2008	1,880,719	$36.48
Granted	314,738	14.56
Vested and converted to common stock	(818,768)	37.09
Forfeited	(162,169)	33.92

Outstanding on December 31, 2009	1,214,520	30.73
Granted	297,183	26.62
Vested and converted to common stock	(637,693)	34.44
Forfeited	(160,616)	27.03

Outstanding on December 31, 2010	713,394	26.52
Granted	224,583	24.42
Vested and converted to common stock	(403,562)	28.47
Forfeited	(44,695)	26.16

Outstanding on December 31, 2011	489,720	23.99

As of December 31, 2011, there was $6.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.9 years.

Performance Stock Units

The Company began granting performance stock units to certain of its senior executives in 2009. The performance stock units are generally subject to a cliff vesting at the end of a three year period. For the 2009 PSU grants, the vesting will vary between 0%—175% based on the Company’s total shareholder return relative to a prescribed peer group over the 3 year service period. For the 2010 and 2011 PSU grants, the vesting will vary between 0%—200% based on the attainment of operating income goals over the 3 year vesting period. The performance stock units are expensed on a straight-line basis over the 3 year vesting period.

Performance share unit activity for the years ended December 31, 2011, 2010 and 2009:

	Number of Performance Share Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2008	—	—
Granted	104,023	$17.85
Vested and converted to common stock	—	—
Forfeited	—	—

Outstanding on December 31, 2009	104,023	17.85
Granted	62,760	28.28
Vested and converted to common stock	—	—
Forfeited	(54,260)	21.23

Outstanding on December 31, 2010	112,523	22.03
Granted	51,049	27.18
Vested and converted to common stock	—	—
Forfeited	(23,342)	23.45

Outstanding on December 31, 2011	140,230	23.67

As of December 31, 2011, there was $1.2 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.7 years.

Non-qualified Stock Options

Stock options granted under the Plan have an exercise price that is equal to the fair value of the Company’s common stock on the grant date. Options under the Plan are generally subject to ratable vesting over a 3 year period, and compensation expense is recognized on a straight-line basis over the vesting period.

Non-qualified stock option activity for the years ended December 31, 2011, 2010 and 2009:

	Number of Non-qualified Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2008	737,953	$31.72	3.0	$10,947
Granted	—	—
Exercised	(88,412)	14.00
Expired	(125,814)	24.23
Forfeited	(13,727)	39.45

Outstanding on December 31, 2009	510,000	36.44	3.0	8,505
Granted	—	—
Exercised	—	—
Expired	(159,360)	37.46
Forfeited	(13,318)	33.79

Outstanding on December 31, 2010	337,322	35.77	2.4	5,462
Granted	—	—
Exercised	—	—
Expired	(200,551)	34.57
Forfeited	(3,400)	31.47

Outstanding on December 31, 2011	133,371	37.67	4.4	1,516

Exercisable on December 31, 2009	400,532	$36.73	1.8	$7,319
Exercisable on December 31, 2010	303,781	36.06	1.9	5,116
Exercisable on December 31, 2011	133,371	37.67	4.4	1,516

Information about non-qualified stock options at December 31, 2011 is as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$28.65	7,000	6.4	$28.65	7,000	$28.65
33.79	86,121	6.2	33.79	86,121	33.79
36.45	3,000	0.7	36.45	3,000	36.45
48.45	37,250	0.2	48.45	37,250	48.48

	133,371	4.4	37.67	133,371	37.67

As of December 31, 2011, there was no pre-tax unrecognized compensation expense related to unvested non-qualified stock options.

	Year Ended December 31,
	2011	2010	2009
Total grant date fair value of stock options vested (in 000's)	$322	$700	$914
Total intrinsic value of stock options exercised (in 000's)	—	—	257

16. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses, unrealized gains and losses on available-for-sale investments and pension adjustments, as components of comprehensive income (loss).

	Year Ended December 31,
	2011	2010	2009
Comprehensive income (loss):
Net income (loss)	$(33,722)	$7,493	$(20,908)
Change in foreign currency translation adjustment	(1,282)	2,859	3,175
Change in unrealized gain (loss) on available-for-sale investments	(104)	706	1,336
Pension adjustment, net of tax	(615)	(1,055)	(937)

Total comprehensive income (loss)	$(35,723)	$10,003	$(17,334)

The Company recorded a deferred tax benefit related to the pension adjustment of $0.3 million, $0.6 million and $0.5 in 2011, 2010, and 2009, respectively.

	December 31,
	2011	2010
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	$14,073	$15,355
Net unrealized gain (loss) on available-for-sale investments, net of tax	565	669
Pension adjustment, net of tax	1,599	2,214

Total accumulated other comprehensive income	$16,237	$18,238

17. Basic and Diluted Earnings (Loss) Per Common Share

A reconciliation of the basic and diluted earnings (loss) per common share, and the shares used in the computation are as follows:

	December 31,
	2011	2010	2009
Net income (loss)	$(33,722)	$7,493	$(20,908)
Weighted average common shares outstanding	17,780	17,437	16,901
Dilutive common shares	—	432	—

Weighted average diluted common shares outstanding	17,780	17,869	16,901

Basic earnings (loss) per common share	$(1.90)	$0.43	$(1.24)
Diluted earnings (loss) per common share	$(1.90)	$0.42	$(1.24)

Options to purchase 0.1 million, 0.3 million, and 0.5 million shares of common stock that were outstanding during 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares. Additionally, approximately 0.2 million and 0.8 million dilutive common shares were excluded from the computation of the loss per common share for the years ended December 31, 2011 and 2009 because the effect of their inclusion would be anti-dilutive as a result of the Company’s net loss position.

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

19. Restructuring and Impairment Charges

Restructuring Charges

In 2009, the Company recorded net restructuring charges of $22.6 million. These charges related to $22.9 million of employee-related costs, including severance associated with reductions in the Company’s workforce of 363 employees globally, and included 75 executive search consultants. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Global Operations Support. Additionally, during 2009 the Company recorded a reduction of $0.3 million in Europe related to a previously restructured office.

In 2010, the Company recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reductions in the Company’s workforce of 19 employees globally and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment the restructuring charges recorded in the year ended December 31, 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support.

In 2011, the Company recorded restructuring charges of $16.3 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges consist of $14.2 million of employee-related costs, including severance associated with reductions in our workforce of 139 employees globally, and $2.1 million of expenses associated with consolidating and closing 11 of our smaller office locations, predominately in Europe. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific, and $2.2 million in Global Operations Support.

The accrued restructuring charges at December 31, 2011 and 2010 consist of employee-related costs that require cash payments based on individual severance agreements and real estate leases that require cash payments through the lease terms reduced by sublease income. These accruals are included within other current and non-current liabilities in the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at December 31, 2011 will be $8.4 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

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

As a result of the Company’s restructuring initiatives that occurred during the fourth quarter of 2011, which primarily related to Europe and the volatility associated with the economic outlook for Europe, including the political and economic uncertainty in the region, the Company, with the assistance of an independent valuation firm, conducted a goodwill impairment evaluation during the third quarter of 2011. Based on the evaluation, the Company determined that the goodwill within the Europe reporting unit was impaired, which resulted in a non-cash impairment charge of $23.5 million in 2011, to write-off all of the goodwill in the Europe reporting unit. See Note 10, Goodwill and Other Intangible Assets.

In connection with the goodwill impairment evaluation discussed above, the Company also performed an evaluation of its intangible assets during the third quarter of 2011. Based on this evaluation, the Company recorded an impairment charge related to its client relationship intangible assets in Europe of $2.5 million and the Americas of $0.4 million in 2011.

The table below outlines the restructuring and impairment charges along with related cash payments for each of the years in the three-year period ended December 31, 2011:

	Restructuring
	Employee	Office
	Related	Related	Impairment	Total
Accrual balance at December 31, 2008	$—	$5,753	$—	$5,753
Restructuring and impairment charges	22,901	(261)	4,080	26,720
Cash payments	(22,031)	(2,989)	—	(25,020)
Non cash write-offs	455	—	(4,080)	(3,625)
Exchange rate fluctuations	202	238	—	440

Accrual balance at December 31, 2009	1,527	2,741	—	4,268
Restructuring charges	580	1,041	—	1,621
Cash payments	(1,745)	(1,694)	—	(3,439)
Exchange rate fluctuations	(47)	(6)	—	(53)

Accrual balance at December 31, 2010	315	2,082	—	2,397
Restructuring charges	14,264	2,080	—	16,344
Impairment charges	—	—	26,366	26,366
Cash payments	(6,925)	(566)	—	(7,491)
Non cash write-offs	—	(1,044)	(26,366)	(27,410)
Other	498	—	—	498
Exchange rate fluctuations	(488)	(40)	—	(528)

Accrual balance at December 31, 2011	$7,664	$2,512	$—	$10,176

20. Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2011	2010	2009
United States	$7,104	$4,396	$(18,226)
Foreign	(21,879)	12,552	(11,473)

Income (loss) before income taxes	$(14,775)	$16,948	$(29,699)

The provision for (benefit from) income taxes are as follows:

	December 31,
	2011	2010	2009
Current
Federal	$2,777	$(6,479)	$(3,397)
State and local	1,356	327	258
Foreign	4,512	8,903	3,643
Deferred	10,302	6,704	(9,295)

Total provision for (benefit from) income taxes	$18,947	$9,455	$(8,791)

A reconciliation of the provision for (benefit from) income taxes to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	December 31,
	2011	2010	2009
Income tax provision (benefit) at the statutory U.S. federal rate	$(5,171)	$5,932	$(10,395)
State income tax provision (benefit), net of federal tax benefit	1,497	513	(828)
Nondeductible expenses	6,728	1,936	428
Foreign tax higher (lower) than U.S. (includes changes in foreign valuation allowance)	4,641	2,367	1,625
Goodwill impairment	7,590	—	—
Establishment of valuation allowance	3,493	2,078	1,436
Change in uncertain tax positions	55	(3,079)	—
U.S. tax (benefit) on foreign dividends	—	379	(991)
Other, net	114	(671)	(66)

Total provision for (benefit from) income taxes	$18,947	$9,455	$(8,791)

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2011	2010
Deferred tax assets attributable to:
Receivable allowances	$1,527	$2,349
Accrued vacation	2,312	2,257
Accrued bonuses	5,072	5,943
Liability for nonqualified retirement plans	4,501	5,782
Accrued compensation-restricted stock units	1,515	2,695
Accrued rent	4,401	5,152
Foreign net operating loss carryforwards	21,615	15,679
Goodwill	—	55
Accrued restructuring charges	1,647	551
Deferred compensation	10,763	13,616
Foreign tax credit carryforwards	16,630	17,455
U.S. state net operating loss carryforwards	609	609
U.S. capital loss carryforward	1,252	1,173
Other accrued expenses	4,589	4,138

Deferred tax assets, before valuation allowance	76,433	77,454

Deferred tax liabilities attributable to:
Unrealized gain on equity and warrant portfolio	375	(758)
Prepaid expenses	(585)	(478)
Depreciation on property and equipment	(2,446)	(1,380)
Goodwill	(9,845)	(5,133)
Other	(2,178)	(5,551)

Deferred tax liabilities	(14,679)	(13,300)

Valuation allowance	(27,080)	(18,392)

Net deferred tax assets	$34,674	$45,762

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

The valuation allowance increased from $18.4 million at December 31, 2010 to $27.1 million at December 31, 2011. The valuation allowance at December 31, 2011 was related to foreign net operating loss carryforwards, certain foreign deferred tax assets, and U.S. capital loss carryforward. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2011, the Company had a net operating loss carryforward of $74.8 million and $10.5 million related to its foreign and U.S. state tax filings, respectively. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also had a foreign tax credit carryforward of $16.6 million, expiring in 2012 through 2020. Additionally, the Company had U.S. capital loss and charitable contribution carryforwards of $1.4 million that may be carried forward three years.

As of December 31, 2011, the Company had unremitted earnings held in its foreign subsidiaries of approximately $54.3 million. The Company did not recognize a deferred tax liability for U.S. income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. Determination of the amount of unrecognized deferred tax liability related to unremitted earnings of foreign subsidiaries is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of January 1, 2011, the Company had $1.0 million of unrecognized tax benefits. As of December 31, 2011 the Company had $0.4 million of unrecognized tax benefits of which, if recognized, approximately $0.2 million, net of federal tax benefits, would be recorded as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2011	2010	2009
Gross unrecognized tax benefits at January 1,	$972	$3,850	$4,090
Gross increases for tax positions of prior years	10	76	254
Gross decreases for tax positions of prior years	(6)	(18)	(4)
Settlements	(534)	(2,814)	—
Lapse of statute of limitations	(10)	(122)	(490)

Gross unrecognized tax benefits at December 31,	$432	$972	$3,850

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2009 and 2010 are subject to examination by the federal and state taxing authorities. There are certain foreign jurisdictions that are subject to examination for years prior to 2009.

The Company is currently under audit by some U.S. state and foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. Additionally, there are several statutes of limitation expected to close within the next 12 months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2012.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties are $0.5 million as of December 31, 2011.

21. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes the Middle East and Africa; and Asia Pacific.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges, impairment charges, and other operating income are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income (loss) excluding restructuring charges, impairment charges, and other operating income, more appropriately reflects its core operations.

By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific and $2.2 in Global Operations Support; and the impairment charges recorded in 2011 were $26.0 million in Europe and $0.4 million in the Americas. By segment, the restructuring charges recorded in 2010 were $1.0 million in the Americas, $0.3 million in Europe region, and $0.3 million in Global Operations Support. The other operating income of $1.1 million in 2010 was recorded in Europe. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Global Operations Support; and the impairment charges recorded in 2009 were $3.8 million in the Americas and $0.2 million in Europe. Additionally, the Company recorded an adjustment of $0.3 million in Europe related to a previously restructured office. The other operating income of $1.7 million in 2009 was recorded in Europe.

The revenue, operating income (loss), depreciation, and capital expenditures, by segment, are as follows:

	Year Ended December 31,
	2011	2010	2009
Revenue:
Americas	$286,503	$255,690	$201,530
Europe	132,722	127,267	119,441
Asia Pacific	108,568	110,134	74,680

Revenue before reimbursements (net revenue)	527,793	493,091	395,651
Reimbursements	26,187	20,145	19,067

Total	$553,980	$513,236	$414,718

Operating income (loss):
Americas	$60,612	$40,307	$18,509
Europe	1,250	(604)	2,741
Asia Pacific	12,983	24,517	9,457

Total regions	74,845	64,220	30,707
Global Operations Support	(43,050)	(46,147)	(32,359)

Operating income (loss) before restructuring charges, impairment charges, and other operating income	31,795	18,073	(1,652)
Restructuring charges	(16,344)	(1,621)	(22,640)
Impairment charges	(26,366)	—	(4,080)
Other operating income	—	1,072	1,661

Total	$(10,915)	$17,524	$(26,711)

Depreciation and amortization:
Americas	$4,852	$4,746	$5,086
Europe	2,926	4,218	2,956
Asia Pacific	1,798	2,016	2,398

Total regions	9,576	10,980	10,440
Global Operations Support	687	604	825

Total	$10,263	$11,584	$11,265

Capital expenditures:
Americas	$7,526	$5,600	$9,013
Europe	5,373	9,917	1,792
Asia Pacific	2,420	1,862	988

Total regions	15,319	17,379	11,793
Global Operations Support	2,697	185	481

Total	$18,016	$17,564	$12,274

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2011	2010
Identifiable assets:
Americas	$295,488	$291,851
Europe	108,437	129,390
Asia Pacific	102,980	120,011

Total regions	506,905	541,252
Global Operations Support	8,660	3,775

Total	$515,565	$545,027

Goodwill and other intangible assets, net:
Americas	$85,028	$82,353
Europe	—	25,657
Asia Pacific	8,224	8,358

Total	$93,252	$116,368

22. Guarantees

The Company has issued guarantees supporting the payment of office lease obligations of certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2018. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.9 million as of December 31, 2011. The Company has not accrued for these guarantee arrangements as no event of default exists.

23. Commitments and Contingencies

Operating Leases

The Company leases office space in 57 cities in 28 countries. The terms of these office-related leases provide that the Company pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2024. The Company also leases certain computer equipment and cars, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2011, 2010 and 2009 was $32.7 million, $35.5 million, and $39.2 million, respectively.

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2012	$31,240	$930	$32,170
2013	26,733	603	27,336
2014	21,668	322	21,990
2015	18,809	116	18,925
2016	16,448	9	16,457
Thereafter	85,620	—	85,620

Total	$200,518	$1,980	$202,498

The aggregate minimum future payments on office leases are $202.5 million. The Company has contractual arrangements to receive aggregate sublease income of $6.8 million related to certain leases that expire at various dates through 2016. This sublease income primarily relates to properties that were part of prior office consolidations and closings.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.1 million at December 31, 2011). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

PART II (continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act of 1934, as amended, (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based on the evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2011, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting, management identified a material weakness in the internal control over its financial reporting as of December 31, 2010. The material weakness related to ineffective controls over the accounting for compensation arrangements between the Company and certain of its employees. Specifically, the Company did not maintain appropriate controls over the complete and timely distribution of compensation related agreements to accounting personnel. Additionally, the Company did not maintain sufficient review controls over recording the financial statement impact of changes made to underlying data and assumptions within compensation arrangements.

Through the course of 2011, management was actively engaged in the implementation of remediation efforts to address the material weakness and made changes in internal controls.

Specifically, management established a Remediation Committee which:

•

Evaluated, redesigned and enhanced controls to provide a more formal process for granting, updating and disseminating compensation arrangements to facilitate the complete and timely review by accounting personnel.

•

Improved the review processes and procedures over the compensation process and period end compensation liabilities. Such procedures include additional levels of oversight and controls around the validation of information utilized in the calculations.

As of December 31, 2011, based upon the actions taken and the testing and evaluation of the controls, management has concluded that the material weakness was remediated.

With the exception of the changes mentioned above to remediate the material weakness, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K as of December 31, 2011, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the captions “Proposal I-Election of Class III Directors,” “Committees of the Board of Directors,” “Corporate Governance-Code of Ethics,” “Corporate Governance-Stockholder Recommendations for Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2012 (the “2012 Proxy Statement”). The remaining information required by this Item is included in “Executive Officers” in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the discussion under the captions “Executive Compensation,” “Director Compensation” and “Human Resources and Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2011, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our 2007 Heidrick & Struggles GlobalShare Program, see Note 15, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	763,321	(1)	$37.67	735,494
Equity compensation plans not approved stockholders	—		—	—

Total equity compensation plans	763,321		$37.67	735,494

(1)	Includes 489,720 restricted stock units, 140,230 performance stock units at their target levels and 133,371 options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the discussion under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 38.

2. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated June, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated June 22, 2011, filed on June 27, 2011)

10.02	Purchase Agreement, dated as of September 18, 2006, by and among Hudson Highland Group, Inc., Highland Partners Co (Canada), Highland Partners (Aust) Pty Ltd and Highland Partners Limited, and the Company, Heidrick & Struggles Canada, Inc. and Heidrick & Struggles Australia, Ltd (Incorporated by reference to Exhibit 10.01 of the Registrant's Form 8-K Filed on September 20, 2006)

10.03	Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007 (Incorporated by reference to Exhibit 10.04 of the Registrant’s From 10-K filed on February 28, 2008)

10.04	Amended and Restated Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 29, 2011, filed on January 5, 2012)**

10.05	Employment Agreement of Richard Caldera (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 6, 2008)**

10.06	Employment Agreement of Scott Krenz (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 12, 2008)**

10.07	Separation Agreement and General Release between Heidrick & Struggles International, Inc. and Scott J. Krenz dated April 22, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated April 27, 2011, filed April 27, 2011)**

10.08	Consulting Agreement between Heidrick & Struggles International, Inc. and Richard W. Pehlke dated May 16, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 1, 2011)**

10.09	Employment Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated August 15, 2011, filed August 16, 2011) **

10.10	Employment Agreement of S. John Kim (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed April 13, 2011)**

10.11	Employment Agreement of Stephen Beard (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 1, 2011)**

Exhibit No.	Description

*10.12	Employment Agreement of Timothy C. Hicks, dated March 7, 2012**

10.13	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated, October 25, 2011, filed on October 25, 2011) **

10.14	2007 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 25, 2011)**

10.15	The Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008 (Incorporated by reference to Exhibit 10.20 of the Registrant’s From 10-K filed on February 27, 2009)**

10.16	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.17	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.18	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K dated December 29, 2011, filed on January 5, 2012)**

*10.19	Form of Non-Employee Director Restricted Stock Unit Participation Agreement**

10.20	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K for the year ended December 31, 2005, filed on March 10, 2006)**

10.21	Heidrick & Struggles International, Inc. Deferred Compensation Plan for UK Employees (Incorporated by reference to Exhibit 4.1 of this Registrant's Registration Statement on Form S-8 (File No. 333-82424))**

10.22	First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2008, filed on February 27, 2009)**

10.23	Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation (Incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K for the year ended December 31, 2005, filed on March 10, 2006)**

10.24	Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012).**

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

***101	The following financial information from the Heidrick & Struggles International, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) related Footnotes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/s/ RICHARD W. PEHLKE
Title	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012.

Signature	Title

/s/ L. KEVIN KELLY L. Kevin Kelly (principal executive officer)	Chief Executive Officer

/s/ RICHARD W. PEHLKE Richard W. Pehlke (principal financial officer)	Executive Vice President & Chief Financial Officer

/s/ MATTHEW W. HALLGREN Matthew W. Hallgren (principal accounting officer)	Chief Accounting Officer

/s/ RICHARD I. BEATTIE Richard I. Beattie	Director

/s/ JOHN A. FAZIO John A. Fazio	Director

/s/ MARK FOSTER Mark Foster	Director

/s/ JANE D. HARTLEY Jane D. Hartley	Director

/s/ JILL KANIN-LOVERS Jill Kanin-Lovers	Director

/s/ GARY E. KNELL Gary E. Knell	Director

/s/ ROBERT E. KNOWLING, JR Robert E. Knowling, Jr.	Director

/s/ V. PAUL UNRUH V. Paul Unruh	Director