Form 10-Q
period 2012-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2012-04-30
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 24, 2012, there were 17,986,111 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$82,640	$185,390
Restricted cash	128	440
Accounts receivable, less allowance for doubtful accounts of $4,766 and $3,805 at March 31, 2012 and December 31, 2011, respectively	78,906	69,081
Other receivables	8,913	9,404
Prepaid expenses	18,253	16,551
Other current assets	1,399	1,382
Income taxes recoverable	19,302	19,866
Deferred income taxes	7,732	8,211

Total current assets	217,273	310,325
Non-current assets:
Property and equipment, net	44,773	44,781
Restricted cash	1,584	1,470
Assets designated for retirement and pension plans	23,557	22,883
Investments	11,236	9,868
Other non-current assets	6,794	6,480
Goodwill	91,113	90,696
Other intangible assets, net	2,383	2,556
Deferred income taxes	26,489	26,506

Total non-current assets	207,929	205,240

Total assets	$425,202	$515,565

Current liabilities:
Accounts payable	$9,583	$9,157
Accrued salaries and employee benefits	48,160	131,697
Other current liabilities	38,421	39,362
Income taxes payable	4,147	4,868
Deferred income taxes	200	6

Total current liabilities	100,511	185,090
Non-current liabilities:
Retirement and pension plans	33,772	31,747
Other non-current liabilities	39,913	47,396
Deferred income taxes	102	37

Total non-current liabilities	73,787	79,180

Total liabilities	174,298	264,270

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2012 and December 31, 2011	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,986,111 and 17,870,236 shares outstanding at March 31, 2012 and December 31, 2011, respectively	196	196
Treasury stock at cost, 1,599,666 and 1,715,541 shares at March 31, 2012 and December 31, 2011, respectively	(54,664)	(58,690)
Additional paid in capital	234,639	238,523
Retained earnings	53,312	55,029
Accumulated other comprehensive income	17,421	16,237

Total stockholders’ equity	250,904	251,295

Total liabilities and stockholders' equity	$425,202	$515,565

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	$106,526	$115,622
Reimbursements	5,792	5,257

Total revenue	112,318	120,879

Operating expenses:
Salaries and employee benefits	76,672	88,381
General and administrative expenses	26,365	31,329
Reimbursed expenses	5,792	5,257
Restructuring charges	303	—

Total operating expenses	109,132	124,967

Operating income (loss)	3,186	(4,088)

Non-operating income (expense):
Interest income, net	476	295
Other, net	826	(2,115)

Net non-operating income (expense)	1,302	(1,820)

Income (loss) before income taxes	4,488	(5,908)
Provision for (benefit from) income taxes	3,809	(1,247)

Net income (loss)	679	(4,661)
Other comprehensive income, net of tax	1,184	2,447

Comprehensive income (loss)	$1,863	$(2,214)

Basic weighted average common shares outstanding	17,902	17,627
Dilutive common shares	271	—

Diluted weighted average common shares outstanding	18,173	17,627

Basic net income (loss) per common share	$0.04	$(0.26)
Diluted net income (loss) per common share	$0.04	$(0.26)
Cash dividends paid per share	$0.13	$0.13

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	19,586	$196	1,715	$(58,690)	$238,523	$55,029	$16,237	$251,295
Net income	—	—	—	—	—	679	—	679
Other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	—	—	—	601	601
Foreign currency translation adjustment	—	—	—	—	—	—	583	583

Comprehensive income	—	—	—	—	—	679	1,184	1,863

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	1,351	—	—	1,351
Vesting of restricted stock units, net of tax witholdings	—	—	(115)	4,026	(5,299)	—	—	(1,273)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,339)	—	(2,339)
Dividend equivalents on restricted stock units	—	—	—	—	—	(57)	—	(57)
Tax benefit related to stock-based compensation	—	—	—	—	64	—	—	64

Balance at March 31, 2012	19,586	$196	1,600	$(54,664)	$234,639	$53,312	$17,421	$250,904

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows—operating activities:
Net income (loss)	$679	$(4,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,778	2,105
Write-off of investment	—	2,810
Deferred income taxes	911	657
Stock-based compensation expense	1,351	1,738
Restructuring charges	303	—
Cash paid for restructuring charges	(3,754)	(481)
Changes in assets and liabilities:
Trade and other receivables	(8,263)	(9,500)
Accounts payable	45	2,696
Accrued expenses	(91,003)	(65,700)
Income taxes recoverable (payable), net	17	(4,693)
Retirement and pension assets	773	400
Prepayments	(1,483)	(2,688)
Other assets and liabilities, net	(1,428)	(1,946)

Net cash used in operating activities	(99,074)	(79,263)

Cash flows—investing activities:
Restricted cash	231	(872)
Capital expenditures	(2,350)	(4,427)
Purchases of available for sale investments	(821)	(415)
Proceeds from sales of available for sale investments	48	15
Loan to equity method investment	—	(1,007)

Net cash used in investing activities	(2,892)	(6,706)

Cash flows—financing activities:
Cash dividends paid	(2,545)	(2,572)
Payment of employee tax withholdings on equity transactions	(1,154)	(2,218)

Net cash used in financing activities	(3,699)	(4,790)

Effect of exchange rates fluctuations on cash and cash equivalents	2,915	1,805

Net decrease in cash and cash equivalents	(102,750)	(88,954)
Cash and cash equivalents at beginning of period	185,390	181,124

Cash and cash equivalents at end of period	$82,640	$92,170

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except share and per share figures)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, interim effective tax rate, allowances for deferred tax assets, compensation accruals, and contingent liabilities. Estimates are subject to a greater degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 15, 2012.

2. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 15, 2012.

Recently Adopted Financial Accounting Standards

On January 1, 2012 the Company adopted the Financial Accounting Standards Board’s (“FASB”) guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders’ equity has been eliminated. We have presented the components of net income and other comprehensive income in a single continuous statement.

On January 1, 2012, the FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our annual impairment test during the fourth quarter of each year.

3. Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the three months ended March 31, 2012 is as follows:

Balance at December 31, 2011	$3,805
Provision charged to income	1,530
Write-offs	(650)
Currency	81

Balance at March 31, 2012	$4,766

4. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended
	March 31,
	2012	2011
Total employee stock-based compensation expense included in operating income (loss)	$1,351	$1,738
Income tax benefit related to stock-based compensation included in net income (loss)	521	643

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2012:

	Number of Restricted Stock Units	Weighted- Average Grant- date Fair Value
Outstanding on December 31, 2011	489,720	$23.99
Granted	107,371	20.62
Vested and converted to common stock	(125,464)	21.47
Forfeited	(22,009)	26.62

Outstanding on March 31, 2012	449,618	23.76

As of March 31, 2012, there was $7.3 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.1 years.

Performance Stock Units

Performance stock unit activity for the three months ended March 31, 2012:

	Number of Peformance Stock Units	Weighted- Average Grant- date Fair Value
Outstanding on December 31, 2011	140,230	$23.67
Granted	50,315	20.62
Vested and converted to common stock	(53,037)	17.56
Forfeited	(11,719)	27.73

Outstanding on March 31, 2012	125,789	24.65

As of March 31, 2012, there was $1.8 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

5. Property and Equipment

The components of the Company’s property and equipment are as follows:

	March 31, 2012	December 31, 2011
Leasehold improvements	$43,638	$42,789
Office furniture, fixtures and equipment	24,494	24,602
Computer equipment and software	46,098	45,270

Property and equipment, gross	114,230	112,661
Accumulated depreciation	(69,457)	(67,880)

Property and equipment, net	$44,773	$44,781

6. Restricted Cash

The Company had $1.7 million and $1.9 million of restricted cash at March 31, 2012 and December 31, 2011, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2018.

7. Investments

The components of the Company’s investments are as follows:

	March 31, 2012	December 31, 2011
U.S. non-qualified deferred compensation plan	$10,692	$9,313
Warrants and equity securities	544	555

Total	$11,236	$9,868

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $9.1 million and $8.3 million as of March 31, 2012 and December 31, 2011, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

8. Fair Value Measurements

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.

9. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2012 are as follows:

	Americas	Asia Pacific	Total
Balance at December 31, 2011	$82,814	$7,882	$90,696
Exchange rate fluctuations	104	313	417

Balance at March 31, 2012	$82,918	$8,195	$91,113

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		March 31, 2012			December 31, 2011
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	12.6	$10,236	$(8,003)	$2,233	$10,208	$(7,877)	$2,331
Candidate database	6.0	1,800	(1,650)	$150	1,800	(1,575)	225

Total intangible assets	12.1	$12,036	$(9,653)	$2,383	$12,008	$(9,452)	$2,556

Intangible asset amortization expense for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively. The estimated remaining intangible amortization expense is $0.5 million for fiscal year 2012, $0.4 million for fiscal years 2013 and 2014, and $0.3 million for fiscal years 2015 and 2016. These amounts are based on intangible assets recorded as of March 31, 2012, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$38	$37
Interest cost	267	298
Amortization of net gain	(12)	(90)

Net periodic benefit cost	$293	$245

The pension benefits are fully reinsured through a group insurance contract with ERGO Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three months ended March 31, 2012.

11. Restructuring Charges

The accrued restructuring charges at March 31, 2012 consist of employee-related costs that require cash payments based on severance arrangements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2012 will be $5.7 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the three months ended March 31, 2012 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2011	$7,664	$2,512	$10,176
Restructuring charges	303	—	303
Cash payments	(3,326)	(428)	(3,754)
Exchange rate fluctuations	79	105	184

Accrual balance at March 31, 2012	$4,720	$2,189	$6,909

12. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	March 31, 2012	December 31, 2011
Deferred revenue	$18,609	$16,824
Accrued restructuring	5,732	8,881
Sales and value-added taxes	1,713	2,404
Dividend payable	2,339	2,324
Other	10,028	8,929

Total other current liabilities	$38,421	$39,362

The components of other non-current liabilities are as follows:

	March 31, 2012	December 31, 2011
Accrued salaries and employee benefits	$18,041	$26,503
Premise related costs	15,091	16,763
Other	6,781	4,130

Total other non-current liabilities	$39,913	$47,396

13. Income Taxes

In the first quarter of 2012, the Company reported income before taxes of $4.5 million and recorded an income tax provision of $3.8 million. The Company’s effective income tax rate for the first quarter of 2012 was 84.9%, which reflected an adjusted full-year expected annualized tax rate of approximately 47%. The increase in the first quarter tax rate compared to the expected annualized tax rate is due to specific items of $0.7 million and $1.3 million of tax effected losses not benefitted for tax purposes.

In the first quarter of 2011, the Company reported a loss before taxes of $5.9 million and recorded an income tax benefit of $1.2 million. The Company’s effective income tax benefit rate for the first quarter of 2011 was 21.1%.

14. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring charges are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income (loss) excluding restructuring charges, more appropriately reflects its core operations. By segment, restructuring charges were $0.2 million in Europe and $0.1 million in the Americas in the first quarter of 2012. There were no restructuring charges in the first quarter of 2011.

The revenue and operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended March 31,
	2012	2011
Revenue:
Americas	$58,870	$63,477
Europe	27,060	27,566
Asia Pacific	20,596	24,579

Revenue before reimbursements (net revenue)	106,526	115,622
Reimbursements	5,792	5,257

Total	$112,318	$120,879

Operating income (loss):
Americas	$12,448	$7,648
Europe	1,375	(2,057)
Asia Pacific	259	2,542

Total regions	14,082	8,133
Global Operations Support	(10,593)	(12,221)

Operating income (loss) before restructuring charges	3,489	(4,088)
Restructuring charges	(303)	—

Total	$3,186	$(4,088)

Depreciation and amortization:
Americas	$989	$954
Europe	769	584
Asia Pacific	752	393

Total regions	2,510	1,931
Global Operations Support	268	174

Total	$2,778	$2,105

Capital expenditures:
Americas	$560	$1,719
Europe	549	759
Asia Pacific	999	591

Total regions	2,108	3,069
Global Operations Support	242	1,358

Total	$2,350	$4,427

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	March 31, 2012	December 31, 2011
Identifiable assets:
Americas	$250,283	$295,488
Europe	89,901	108,437
Asia Pacific	77,467	102,980

Total regions	417,651	506,905
Global Operations Support	7,551	8,660

Total	$425,202	$515,565

Goodwill and other intangible assets, net:
Americas	$84,972	$85,028
Asia Pacific	8,524	8,224

Total	$93,496	$93,252

15. Guarantees

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2018. For each guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults in a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.7 million as of March 31, 2012. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.2 million at March 31, 2012). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract, integrate, manage and retain qualified executive search consultants; our ability to develop and maintain strong, long-term relationships with our clients; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; the effect of our goodwill and intangible asset impairment charges and our restructuring initiatives; delays in the development and/or implementation of new or improved technology and systems; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2011, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition to executive search, we provide a range of leadership consulting services to clients. Our leadership consulting services, which are currently less than 10% of our net revenue, include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and mergers and acquisitions human capital integration consulting.

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

Revenue growth is driven by a combination of an increase in executive search wins and leadership consulting projects, higher average revenue per search or project, and the development and hiring of additional consultants. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

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

2012 Outlook

We are forecasting net revenue of between $125 million and $135 million for the second quarter of 2012. We are targeting full-year 2012 net revenue of between $510 million and $540 million, but we are currently tracking at the low end of this range given first quarter net revenue and mixed economic signals globally, especially in Financial Services. We are maintaining full-year 2012 operating margin (defined as operating income divided by net revenue) of between 7 and 9 percent. Our 2012 second quarter guidance and 2012 full-year guidance is based upon management’s assumptions regarding the anticipated volume of new executive search and leadership consulting projects, our current backlog, consultant productivity, the seasonality of our business, the uncertainty in the global economic climate, and no change in future currency rates.

Our 2012 guidance is subject to a number of risks and uncertainties, including those disclosed under Risk Factors, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 15, 2012. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	5.4	4.5

Total revenue	105.4	104.5
Operating expenses:
Salaries and employee benefits	72.0	76.4
General and administrative expenses	24.7	27.1
Reimbursements	5.4	4.5
Restructuring charges	0.3	—

Total operating expenses	102.4	108.1

Operating income (loss)	3.0	(3.5)

Non-operating income (expense)
Interest income, net	0.4	0.3
Other, net	0.8	(1.8)

Net non-operating income (expense)	1.2	(1.6)

Income (loss) before income taxes	4.2	(5.1)
Provision for (benefit from) income taxes	3.6	(1.1)

Net income (loss)	0.6%	(4.0)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring charges are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income (loss) excluding restructuring charges, more appropriately reflects our core operations.

By segment, restructuring charges were $0.2 million in Europe and $0.1 million in the Americas in the first quarter of 2012. There were no restructuring charges in the first quarter of 2011.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,

	2012	2011
Revenue:
Americas	$58,870	$63,477
Europe	27,060	27,566
Asia Pacific	20,596	24,579

Revenue before reimbursements (net revenue)	106,526	115,622
Reimbursements	5,792	5,257

Total	$112,318	$120,879

Operating income (loss):
Americas	$12,448	$7,648
Europe	1,375	(2,057)
Asia Pacific	259	2,542

Total regions	14,082	8,133
Global Operations Support	(10,593)	(12,221)

Operating income (loss) before restructuring charges	3,489	(4,088)
Restructuring charges	(303)	—

Total	$3,186	$(4,088)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Total revenue. Consolidated total revenue decreased $8.6 million, or 7.1%, to $112.3 million in 2012 from $120.9 million in 2011. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $9.1 million, or 7.9%, to $106.5 million for the three months ended March 31, 2012 from $115.6 million for the three months ended March 31, 2011. The negative impact of exchange rate fluctuations resulted in less than one percentage point of the decrease. Decreases in the Financial Services, Global Technology and Services, and Industrial industry groups were the primary drivers of the decrease in consolidated net revenue; however, these decreases were partially offset by growth in revenue from the Life Sciences and Education and Social Enterprise industry groups. Net revenue from Leadership Consulting Services increased 18.0% to $10.0 million and represented 9.3% of total net revenue in the quarter. The number of confirmed executive searches decreased 9.1% compared to the first quarter of 2011. The number of consultants was 343 as of March 31, 2012 compared to 372 as of March 31, 2011. Productivity, as measured by annualized net revenue per consultant, was $1.2 million in the first quarter of 2012 compared to $1.3 million in the first quarter of 2011, and average revenue per executive search was $100,300 in the 2012 first quarter compared to $101,200 in the 2011 first quarter.

Net revenue in the Americas was $58.9 million for the three months ended March 31, 2012, a decrease of $4.6 million, or 7.3%, from $63.5 million in the first quarter of 2011. Net revenue in Europe was $27.1 million for the three months ended March 31, 2012, a decrease of $0.5 million, or 1.8%, from $27.6 million in the first quarter of 2011. On a constant currency basis, net revenue increased by approximately 3 percentage points in Europe in the first quarter of 2012. In Asia Pacific, net revenue was $20.6 million for the three months ended March 31, 2012, a decrease of $4.0 million, or 16.2%, from $24.6 million in the first quarter of 2011. On a constant currency basis, net revenue declined by approximately 19 percentage points in Asia Pacific in the first quarter of 2012.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $11.7 million, or 13.2%, to $76.7 million for the three months ended March 31, 2012 from $88.4 million for the three months ended March 31, 2011. This decline is due to a decrease in performance related compensation of $6.3 million and fixed compensation of $5.4 million. The decrease in performance related compensation is primarily due to decreases in management variable compensation related to the reduction in net revenue. The decrease in fixed compensation is related to a $3.8 million decrease in base compensation associated with a 6.3% decrease in worldwide headcount, and $1.1 million of severance expense that was incurred during the first quarter of 2011. At March 31, 2012 we had 1,470 total employees, compared to 1,568 total employees as of March 31, 2011.

Excluding a positive impact of $0.4 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense decreased by 12.8% versus 13.2% as reported in the first quarter of 2012.

As a percentage of net revenue, salaries and employee benefits expense was 72.0% in the first quarter of 2012, compared to 76.4% in the first quarter of 2011.

General and administrative expenses. Consolidated general and administrative expenses decreased $5.0 million, or 15.8%, to $26.4 million for the three months ended March 31, 2012 from $31.3 million for the three months ended March 31, 2011. The decrease reflects a decrease of $2.5 million in fees for professional services, including $1.6 million associated with the development of our internal search system, $0.5 million for professional tax consulting and $0.4 million of other professional costs. Additionally, travel and entertainment costs decreased $1.1 million and premise expense decreased $0.7 million compared to the first quarter of 2011.

Excluding a positive impact of $0.3 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by 14.9% versus 15.8% as reported in the first quarter of 2012.

As a percentage of net revenue, general and administrative expenses were 24.7% in the first quarter of 2012 compared to 27.1% in the first quarter of 2011.

Restructuring charges. During the first quarter of 2012, we recorded restructuring charges of $0.3 million. These charges consist of employee-related costs associated with severance arrangements that were part of our previously disclosed restructuring plan.

Operating income (loss). Consolidated operating income was $3.2 million for the three months ended March 31, 2012, compared to an operating loss of $4.1 million for the three months ended March 31, 2011.

In the Americas, operating income for the three months ended March 31, 2012 increased $4.8 million to $12.4 million from $7.6 million for the three months ended March 31, 2011. The increase in operating income is due to a decrease in salaries and employee benefits expense of $7.8 million and a decrease in general and administrative expense of $1.6 million, which more than offset the decrease in net revenue of $4.6 million. The decrease in net revenue was primarily due to declines in the Financial Services and Global Technology and Services practices. The decrease in salaries and employee benefits is due to decreases in performance related compensation of $4.3 million associated with the decline in net revenue, and fixed compensation of $3.5 million primarily associated with the decrease in headcount due to the restructuring initiatives in the fourth quarter of 2011.

In Europe, operating income for the three months ended March 31, 2012 increased $3.4 million to $1.4 million from an operating loss of $2.1 million for the three months ended March 31, 2011. The increase in operating income is due to decreases in salaries and employee benefits expense of $2.3 million and general and administrative expense of $1.6 million, offset by a decrease in net revenue of $0.5 million. The decrease in net revenue was primarily related to declines in the Financial Services and Consumer Market practices, which was offset by an increase in Leadership Consulting services. The decrease in salaries and benefits is primarily due to the decrease in fixed compensation due to the decrease in headcount due to the restructuring initiatives in the fourth quarter of 2011.

In Asia Pacific, operating income for the three months ended March 31, 2012 decreased $2.3 million to $0.3 million from $2.5 million for the three months ended March 31, 2011. The decrease is due a decline of $4.0 million in net revenue, partially offset by lower general and administrative expenses of $0.9 million and lower salaries and employee benefits of $0.8 million. The decrease in net revenue was primarily due to declines in the Financial Services and Industrial practices. Performance related compensation decreased $2.3 million due primarily to the decrease in revenue, which was offset by an increase in fixed compensation of $1.5 million due to an increase in headcount. General and administrative costs decreased primarily to a reduction in travel and professional costs.

Global Operations Support expenses for the three months ended March 31, 2012 decreased $1.6 million or 13.3% to $10.6 million from $12.2 million for the three months ended March 31, 2011. Salaries and employee benefits expense decreased $0.8 million and general and administrative expenses decreased $0.8 million. Declines in both fixed and performance related compensation contributed to the decrease in salaries and employee benefits expense. General and administrative costs declined primarily due to decreases in professional service expenses.

Net non-operating income (expense). Net non-operating income was $1.3 million for the three months ended March 31, 2012 compared to net non-operating expense of $1.8 million for the three months ended March 31, 2011.

Net interest income was $0.5 million in the first quarter of 2012 compared to $0.3 million in the first quarter of 2011. Interest income increased primarily due to higher average interest rates during the first quarter 2012 compared to the first quarter 2011.

Net other non-operating income was $0.8 million for the three months ended March 31, 2012 compared to net other non-operating expense of $2.1 million for the three months ended March 31, 2011. Net other non-operating income (expense) consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. In addition, in the first quarter of 2011, we wrote-off $1.8 million related to our investment in JobKoo and our $1.0 million loan to JobKoo.

Income taxes. In the first quarter of 2012, we reported income before taxes of $4.5 million and recorded an income tax provision of $3.8 million. Our effective income tax rate for the first quarter of 2012 was 84.9%, which reflected an adjusted full-year expected annualized tax rate of approximately 47 percent. The increase in the first quarter tax rate compared to the expected annualized tax rate is due to specific items of $0.7 million and $1.3 million of tax effected losses not benefitted for tax purposes.

In the first quarter of 2011, we reported a loss before taxes of $5.9 million and recorded an income tax benefit of $1.2 million. Our effective income tax benefit rate for the first quarter of 2011 was 21.1%.

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

There were no borrowings made or outstanding during the quarters ended March 31, 2012 or 2011. We were in compliance with the financial and other covenants under the Agreement and no event of default existed at March 31, 2012.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2012, December 31, 2011 and March 31, 2011 were $82.6 million, $185.4 million and $92.2 million, respectively. The $82.6 million of cash and cash equivalents at March 31, 2012, includes $60.3 million held by our foreign subsidiaries. A portion of the $60.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., they could be repatriated into the U.S. which may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the three months ended March 31, 2012, cash used in operating activities was $99.1 million, principally reflecting a decrease in accrued expenses, primarily due to cash bonus payments of approximately $116 million in the first quarter of 2012 and an increase in trade and other receivables partially offset by 2012 variable compensation accruals, other non-cash charges, and net income of $0.7 million.

For the three months ended March 31, 2011, cash used in operating activities was $79.3 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $88 million in the first quarter of 2011, a $9.5 million increase in trade and other receivables partially offset by 2012 bonus accruals, other non-cash charges, and a net loss of $4.7 million.

Cash flows used in investing activities. Cash used in investing activities was $2.9 million for the three months ended March 31, 2012 primarily due to capital expenditures of $2.4 million and purchases of available for sale securities of $0.8 million.

Cash used in investing activities was $6.7 million for the three months ended March 31, 2011 primarily due to capital expenditures of $4.4 million, a $1.0 million loan to JobKoo, which we accounted for as an equity method investment, and an increase of $0.9 million of restricted cash.

Cash flows used in financing activities. Cash used in financing activities for the three months ended March 31, 2012 was $3.7 million primarily due to $2.5 million of quarterly dividend payments and $1.2 million of payments for employee tax withholdings on equity transactions.

Cash used in financing activities for the three months ended March 31, 2011 was $4.8 million primarily due to $2.6 million of quarterly dividend payments to shareholders and $2.2 million of payments for employee tax withholdings on equity transactions.

Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2012, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, accruals for consultant bonuses, income taxes, contingent liabilities, and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 15, 2012.

Recently Adopted Financial Accounting Standards

On January 1, 2012 we adopted the Financial Accounting Standards Board’s guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders’ equity has been eliminated. We have presented the components of net income and other comprehensive income in a single continuous statement.

On January 1, 2012, the Financial Accounting Standards Board Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1, only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our annual impairment test during the fourth quarter of each year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the three months ended March 31, 2012 by less than $0.1 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on the evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control Over Financial Reporting

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.2 million at March 31, 2012). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

3.2	Amended and Restated By-laws of the Registration (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	The following financial information from the Heidrick & Struggles International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related Footnotes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2012

Heidrick & Struggles International, Inc.
(Registrant)

By:	/S/ RICHARD W. PEHLKE
Richard W. Pehlke
Executive Vice President and Chief Financial Officer