Form 10-Q
period 2012-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2012-08-06
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 26, 2012, there were 18,046,050 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$96,851	$185,390
Restricted cash	122	440
Accounts receivable, less allowance for doubtful accounts of $4,706 and $3,805 at June 30, 2012 and December 31, 2011, respectively	85,551	69,081
Other receivables	8,546	9,404
Prepaid expenses	19,947	16,551
Other current assets	1,330	1,382
Income taxes recoverable	9,485	19,866
Deferred income taxes	7,483	8,211

Total current assets	229,315	310,325
Non-current assets:
Property and equipment, net	43,890	44,781
Restricted cash	1,545	1,470
Assets designated for retirement and pension plans	22,351	22,883
Investments	11,208	9,868
Other non-current assets	6,893	6,480
Goodwill	90,892	90,696
Other intangible assets, net	2,194	2,556
Deferred income taxes	25,643	26,506

Total non-current assets	204,616	205,240

Total assets	$433,931	$515,565

Current liabilities:
Accounts payable	$8,031	$9,157
Accrued salaries and employee benefits	64,820	131,697
Other current liabilities	34,647	39,362
Income taxes payable	2,720	4,868
Deferred income taxes	186	6

Total current liabilities	110,404	185,090
Non-current liabilities:
Retirement and pension plans	32,563	31,747
Other non-current liabilities	40,177	47,396
Deferred income taxes	98	37

Total non-current liabilities	72,838	79,180

Total liabilities	183,242	264,270

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,046,050 and 17,870,236 shares outstanding at June 30, 2012 and December 31, 2011, respectively	196	196
Treasury stock at cost, 1,539,727 and 1,715,541 shares at June 30, 2012 and December 31, 2011, respectively	(52,581)	(58,690)
Additional paid in capital	234,033	238,523
Retained earnings	52,766	55,029
Accumulated other comprehensive income	16,275	16,237

Total stockholders’ equity	250,689	251,295

Total liabilities and stockholders’ equity	$433,931	$515,565

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	$116,065	$142,799	$222,591	$258,421
Reimbursements	5,692	6,815	11,484	12,072

Total revenue	121,757	149,614	234,075	270,493

Operating expenses:
Salaries and employee benefits	79,859	99,219	156,531	187,600
General and administrative expenses	28,960	33,270	55,325	64,599
Reimbursed expenses	5,692	6,815	11,484	12,072
Restructuring charges	507	—	810	—

Total operating expenses	115,018	139,304	224,150	264,271

Operating income	6,739	10,310	9,925	6,222

Non-operating income (expense):
Interest income, net	231	258	707	553
Other, net	(1,476)	441	(650)	(1,674)

Net non-operating income (expense)	(1,245)	699	57	(1,121)

Income before income taxes	5,494	11,009	9,982	5,101
Provision for income taxes	3,642	3,580	7,451	2,333

Net income	1,852	7,429	2,531	2,768
Other comprehensive income (loss), net of tax	(1,146)	3,527	38	5,974

Comprehensive income	$706	$10,956	$2,569	$8,742

Basic weighted average common shares outstanding	18,010	17,803	17,956	17,714
Dilutive common shares	128	152	200	281

Diluted weighted average common shares outstanding	18,138	17,955	18,156	17,995

Basic net income per common share	$0.10	$0.42	$0.14	$0.16
Diluted net income per common share	$0.10	$0.41	$0.14	$0.15
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.26

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Paid in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2011	19,586	$196	1,715	$(58,690)	$238,523	$55,029	$16,237	$251,295
Net income	—	—	—	—	—	2,531	—	2,531
Other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	—	—	—	504	504
Foreign currency translation adjustment	—	—	—	—	—	—	(466)	(466)

Comprehensive income	—	—	—	—	—	2,531	38	2,569

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	2,800	—	—	2,800
Vesting of restricted stock units, net of tax witholdings	—	—	(149)	5,163	(6,738)	—	—	(1,575)
Re-issuance of treasury stock	—	—	(27)	946	(496)	—	—	450
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,685)	—	(4,685)
Dividend equivalents on restricted stock units	—	—	—	—	—	(109)	—	(109)
Tax deficit related to stock-based compensation	—	—	—	—	(56)	—	—	(56)

Balance at June 30, 2012	19,586	$196	1,539	$(52,581)	$234,033	$52,766	$16,275	$250,689

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows—operating activities:
Net income	$2,531	$2,768
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,292	4,311
Write-off of investment	—	2,810
Deferred income taxes	1,700	(1,250)
Stock-based compensation expense	2,800	3,148
Restructuring charges	810	—
Cash paid for restructuring charges	(6,663)	(560)
Changes in assets and liabilities:
Trade and other receivables	(16,050)	(25,856)
Accounts payable	(1,104)	2,046
Accrued expenses	(71,194)	(41,487)
Income taxes recoverable (payable), net	8,231	(3,253)
Retirement and pension assets	797	582
Prepayments	(3,397)	(3,579)
Other assets and liabilities, net	(670)	(1,329)

Net cash used in operating activities	(76,917)	(61,649)

Cash flows—investing activities:
Restricted cash	231	(692)
Capital expenditures	(5,114)	(9,787)
Purchases of available for sale investments	(926)	(607)
Proceeds from sales of available for sale investments	77	30
Loan to equity method investment	—	(1,008)

Net cash used in investing activities	(5,732)	(12,064)

Cash flows—financing activities:
Cash dividends paid	(4,946)	(5,056)
Payment of employee tax withholdings on equity transactions	(1,569)	(2,749)
Acquisition earnout payments	(381)	—

Net cash used in financing activities	(6,896)	(7,805)

Effect of exchange rates fluctuations on cash and cash equivalents	1,006	3,472

Net decrease in cash and cash equivalents	(88,539)	(78,046)
Cash and cash equivalents at beginning of period	185,390	181,124

Cash and cash equivalents at end of period	$96,851	$103,078

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

Recently Adopted Financial Accounting Standards

On January 1, 2012 the Company adopted the Financial Accounting Standards Board’s (“FASB”) guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders’ equity was eliminated. The Company has presented the components of net income and other comprehensive income in a single continuous statement.

On January 1, 2012, the FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. The Company performs its annual impairment test during the fourth quarter of each year.

3. Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the six months ended June 30, 2012 is as follows:

Balance at December 31, 2011	$3,805
Provision charged to income	1,853
Write-offs	(933)
Currency	(19)

Balance at June 30, 2012	$4,706

4. Stock-based Compensation

The Company’s 2007 Heidrick & Struggles GlobalShare Program (the “Prior Program”) provided for grants of stock options, stock appreciation rights and other stock-based awards to directors, selected employees and independent contractors. The Prior Program expired on May 24, 2012. Outstanding awards granted under the Prior Program remain outstanding and subject to the terms of the Prior Program and award agreements until such awards vest, are exercised, terminate or expire pursuant to their terms. As of June 30, 2012, there were 594,277 awards outstanding under the Prior Program.

On May 24, 2012, the stockholders of the Company approved the 2012 Heidrick & Struggles GlobalShare Program (the “2012 Program”) at the Company’s Annual Meeting of Stockholders. The 2012 Program provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors.

The total number of shares authorized or reserved for issuance under the 2012 Program is 1,300,000 shares (consisting of a number of shares not previously authorized for issuance under any plan, and the number of shares not subject to awards and remaining available for issuance under the Prior Program, as amended on April 2, 2012), plus any shares subject to the 671,528 outstanding awards as of April 2, 2012 under the Prior Program that on or after the effective date cease for any reason to be subject to such awards. Stock awards forfeited or cancelled under the Prior Program and the 2012 Program are eligible for reissuance under the 2012 Program. As of June 30, 2012, no grants have been authorized or issued under the 2012 Program and 1,335,330 shares remain available for future awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total stock-based compensation expense included in operating income	$1,449	$1,410	$2,800	$3,148

Income tax benefit related to stock-based compensation included in net income	$596	$596	$1,117	$1,331

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2012:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2011	489,720	$23.99
Granted	116,451	20.30
Vested and converted to common stock	(171,015)	21.76
Forfeited	(29,030)	25.87

Outstanding on June 30, 2012	406,126	23.74

As of June 30, 2012, there was $6.2 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.9 years.

Performance Stock Units

Performance stock unit activity for the six months ended June 30, 2012:

	Number of Peformance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2011	140,230	$23.67
Granted	50,315	20.62
Vested and converted to common stock	(58,487)	18.07
Forfeited	(11,719)	27.73

Outstanding on June 30, 2012	120,339	24.72

As of June 30, 2012, there was $1.5 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.3 years.

5. Property and Equipment

The components of the Company’s property and equipment are as follows:

	June 30, 2012	December 31, 2011
Leasehold improvements	$43,243	$42,789
Office furniture, fixtures and equipment	24,198	24,602
Computer equipment and software	40,026	45,270

Property and equipment, gross	107,467	112,661
Accumulated depreciation	(63,577)	(67,880)

Property and equipment, net	$43,890	$44,781

Depreciation expense for the three months ended June 30, 2012 and 2011 was $2.5 million and $1.9 million, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $4.9 million and $3.7 million, respectively.

6. Restricted Cash

The Company had $1.7 million and $1.9 million of restricted cash at June 30, 2012 and December 31, 2011, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2018.

7. Investments

The components of the Company’s investments are as follows:

	June 30, 2012	December 31, 2011
U.S. non-qualified deferred compensation plan	$10,668	$9,313
Warrants and equity securities	540	555

Total	$11,208	$9,868

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs. The aggregate cost basis for these investments was $9.2 million and $8.3 million as of June 30, 2012 and December 31, 2011, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.

9. Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2012 are as follows:

	Americas	Asia Pacific	Total
Balance at December 31, 2011	$82,814	$7,882	$90,696
Exchange rate fluctuations	18	178	196

Balance at June 30, 2012	$82,832	$8,060	$90,892

Other Intangible Assets, Net

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		June 30, 2012			December 31, 2011
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	12.6	$10,222	$(8,103)	$2,119	$10,208	$(7,877)	$2,331
Candidate database	6.0	1,800	(1,725)	75	1,800	(1,575)	225

Total intangible assets	12.3	$12,022	$(9,828)	$2,194	$12,008	$(9,452)	$2,556

Intangible asset amortization expense for the three months ended June 30, 2012 and 2011 was $0.2 million and $0.3 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2012 and 2011 was $0.4 million and $0.6 million, respectively. The estimated intangible amortization expense is $0.6 million for fiscal year 2012, $0.4 million for fiscal year 2013, $0.4 million for fiscal year 2014, $0.3 million for fiscal year 2015, and $0.3 million for fiscal year 2016. These amounts are based on intangible assets recorded as of June 30, 2012, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain current and former employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$37	$39	$75	$76
Interest cost	260	314	527	612
Amortization of net gain	(12)	(95)	(24)	(185)

Net periodic benefit cost	$285	$258	$578	$503

The pension benefits are fully reinsured through a group insurance contract with ERGO Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and six months ended June 30, 2012.

11. Restructuring Charges

The accrued restructuring charges at June 30, 2012 consist of employee-related costs that require cash payments based on severance arrangements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at June 30, 2012 will be $2.9 million, with the remainder payable over the terms of the severance arrangements and remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the six months ended June 30, 2012 are as follows:

	Employee	Office
	Related	Related	Total
Accrual balance at December 31, 2011	$7,664	$2,512	$10,176
Restructuring charges	1,099	(289)	810
Cash payments	(5,741)	(922)	(6,663)
Non-cash write-off	—	(82)	(82)
Exchange rate fluctuations	(53)	(27)	(80)

Accrual balance at June 30, 2012	$2,969	$1,192	$4,161

12. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	June 30,	December 31,
	2012	2011
Deferred revenue	$17,205	$16,824
Accrued restructuring	2,904	8,881
Other	14,538	13,657

Total other current liabilities	$34,647	$39,362

The components of other non-current liabilities are as follows:

	June 30,	December 31,
	2012	2011
Accrued salaries and employee benefits	$20,467	$26,503
Premise related costs	16,454	16,763
Other	3,256	4,130

Total other non-current liabilities	$40,177	$47,396

13. Income Taxes

In the second quarter of 2012, the Company reported income before taxes of $5.5 million and recorded an income tax provision of $3.6 million. The Company’s effective income tax rate for the second quarter of 2012 was 66.3%, which reflects an adjusted full-year expected annualized tax rate of approximately 57 percent, up from the first quarter 2012 adjusted full-year expected annualized tax rate of approximately 47 percent. The increase in the anticipated full-year annualized tax rate from the first quarter is primarily due to a change in the projection and mix of income earned worldwide.

For the first six months of 2012, the Company reported income before taxes of $10.0 million and recorded an income tax provision of $7.5 million. The Company’s effective income tax rate for the six months ended June 30, 2012 was 74.6%, down from an effective income tax rate in the first quarter of 84.9%. The decrease in the tax rate from the first quarter was due to the impact of periodic charges recorded in the first quarter as compared to increased year-to-date income before taxes.

In the second quarter of 2011, the Company reported income before taxes of $11.0 million and recorded an income tax provision of $3.6 million. The Company’s effective income tax rate for the second quarter of 2011 was 32.5%.

For the first six months of 2011, the Company reported income before taxes of $5.1 million and recorded an income tax provision of $2.3 million. The Company’s effective income tax rate for the six months ended June 30, 2011 was 45.7%.

14. Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring charges are reported separately and, therefore, are not included in the results of each geographic region. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income excluding restructuring charges, more appropriately reflects its core operations. By segment, restructuring charges were $0.6 million in Europe and a credit of $0.1 million in the Americas for the second quarter of 2012, and $0.8 million in Europe for the first six months of 2012. There were no restructuring charges for the first six months of 2011.

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Americas	$65,320	$76,745	$124,190	$140,222
Europe	27,148	34,512	54,208	62,078
Asia Pacific	23,597	31,542	44,193	56,121

Revenue before reimbursements (net revenue)	116,065	142,799	222,591	258,421
Reimbursements	5,692	6,815	11,484	12,072

Total	$121,757	$149,614	$234,075	$270,493

Operating income:
Americas	$15,405	$18,729	$27,853	$26,377
Europe	1,110	(2,365)	2,485	(4,422)
Asia Pacific	2,193	4,863	2,452	7,405

Total regions	18,708	21,227	32,790	29,360
Global Operations Support	(11,462)	(10,917)	(22,055)	(22,138)

Operating income before restructuring charges	7,246	10,310	10,735	6,222
Restructuring charges	(507)	—	(810)	—

Total	$6,739	$10,310	$9,925	$6,222

Depreciation and amortization:
Americas	$1,191	$1,128	$2,180	$2,082
Europe	592	594	1,361	1,178
Asia Pacific	461	307	1,213	700

Total regions	2,244	2,029	4,754	3,960
Global Operations Support	270	177	538	351

Total	$2,514	$2,206	$5,292	$4,311

Capital expenditures:
Americas	$678	$2,761	$1,239	$4,475
Europe	627	1,512	1,171	2,272
Asia Pacific	1,069	325	2,072	920

Total regions	2,374	4,598	4,482	7,667
Global Operations Support	390	762	632	2,120

Total	$2,764	$5,360	$5,114	$9,787

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	June 30,	December 31,
	2012	2011
Identifiable assets:
Americas	$262,748	$295,488
Europe	86,176	108,437
Asia Pacific	77,945	102,980

Total regions	426,869	506,905
Global Operations Support	7,062	8,660

Total	$433,931	$515,565

Goodwill and other intangible assets, net:
Americas	$84,725	$85,028
Asia Pacific	8,361	8,224

Total	$93,086	$93,252

15. Guarantees

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2018. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.7 million as of June 30, 2012. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.1 million at June 30, 2012). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

We provide our services to a broad range of clients through the expertise of 340 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per search or project.

Revenue growth is driven by market conditions and a combination of an increase in executive search wins and leadership consulting projects, higher average revenue per search or project, and the development and hiring of additional consultants. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

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

2012 Outlook

We recently announced financial results for the second quarter 2012. Our 2012 second quarter net revenue fell short of our forecasted net revenue for the quarter due to the global economic environment, lower than expected confirmations, consultant turnover as well the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report.

As part of this announcement, we indicated that we will no longer provide annual guidance for 2012, and we withdrew our previously issued 2012 guidance for net revenue of between $510 million and $540 million and operating margin of between 7 percent and 9 percent. The primary basis for management’s decision to discontinue providing annual guidance for 2012 is the lower than expected net revenue during the six months ended June 30, 2012, the continued volatility in the global economic environment, and management’s belief that the volatility in the economic and business conditions that influence our business may continue. This volatility reduces the visibility of forecasting beyond the near term.

We will continue to provide quarterly net revenue guidance and are forecasting 2012 third quarter net revenue of between $115 million and $125 million. Our 2012 third quarter net revenue guidance is based upon management’s assumptions regarding the anticipated volume of new executive search and leadership consulting projects, our current backlog, consultant productivity, consultant retention, the seasonality of our business, the uncertainty in the global economic climate, and no change in future currency rates.

Our 2012 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A—Risk Factors in our 2011 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.9	4.8	5.2	4.7

Total revenue	104.9	104.8	105.2	104.7
Operating expenses:
Salaries and employee benefits	68.8	69.5	70.3	72.6
General and administrative expenses	25.0	23.3	24.9	25.0
Reimbursements	4.9	4.8	5.2	4.7
Restructuring charges	0.4	—	0.4	—

Total operating expenses	99.1	97.6	100.7	102.3

Operating income	5.8	7.2	4.5	2.4

Non-operating income (expense)
Interest income, net	0.2	0.2	0.3	0.2
Other, net	(1.3)	0.3	(0.3)	(0.6)

Net non-operating income (expense)	(1.1)	0.5	0.0	(0.4)

Income before income taxes	4.7	7.7	4.5	2.0
Provision for income taxes	3.1	2.5	3.3	0.9

Net income	1.6%	5.2%	1.1%	1.1%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and restructuring charges are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income excluding restructuring charges, more appropriately reflects our core operations.

By segment, restructuring charges were $0.6 million in Europe and a credit of $0.1 million in the Americas for the second quarter of 2012, and $0.8 million in Europe for the first six months of 2012. There were no restructuring charges for the first six months of 2011.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Americas	$65,320	$76,745	$124,190	$140,222
Europe	27,148	34,512	54,208	62,078
Asia Pacific	23,597	31,542	44,193	56,121

Revenue before reimbursements (net revenue)	116,065	142,799	222,591	258,421
Reimbursements	5,692	6,815	11,484	12,072

Total	$121,757	$149,614	$234,075	$270,493

Operating income:
Americas	$15,405	$18,729	$27,853	$26,377
Europe	1,110	(2,365)	2,485	(4,422)
Asia Pacific	2,193	4,863	2,452	7,405

Total regions	18,708	21,227	32,790	29,360
Global Operations Support	(11,462)	(10,917)	(22,055)	(22,138)

Operating income before restructuring charges	7,246	10,310	10,735	6,222
Restructuring charges	(507)	—	(810)	—

Total	$6,739	$10,310	$9,925	$6,222

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Total revenue. Consolidated total revenue decreased $27.8 million, or 18.6%, to $121.8 million in 2012 from $149.6 million in 2011. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $26.7 million, or 18.7%, to $116.1 million for the three months ended June 30, 2012 from $142.8 million for the three months ended June 30, 2011. The negative impact of exchange rate fluctuations resulted in approximately 3 percentage points of the decrease. All industry practices except the Education & Social Enterprise practice contributed to the decline. The number of confirmed executive searches decreased 23.8% compared to the second quarter of 2011, due in part to an increase in consultant turnover during the three months ended June 30, 2012. The number of consultants was 340 as of June 30, 2012 compared to 386 as of June 30, 2011. The decrease in the number of consultants primarily reflects the global workforce reduction in the fourth quarter of 2011, as well as consultant turnover that more than offset new hires and promotions. Productivity, as measured by annualized net revenue per consultant, was $1.3 million in the second quarter of 2012 compared to $1.5 million in the second quarter of 2011, and average revenue per executive search was $114,800 in the 2012 second quarter compared to $107,400 in the 2011 second quarter.

Net revenue in the Americas was $65.3 million for the three months ended June 30, 2012, a decrease of $11.4 million, or 14.9%, from $76.7 million in the second quarter of 2011. Net revenue in Europe was $27.1 million for the three months ended June 30, 2012, a decrease of $7.4 million, or 21.3%, from $34.5 million in the second quarter of 2011. The negative impact of exchange rate fluctuations in Europe was approximately 7 percentage points in the second quarter of 2012. In Asia Pacific, net revenue was $23.6 million for the three months ended June 30, 2012, a decrease of $7.9 million, or 25.2%, from $31.5 million in the second quarter of 2011. The negative impact of exchange rate fluctuations in Asia Pacific was approximately 3 percentage points in the second quarter of 2012.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $19.3 million, or 19.5%, to $79.9 million for the three months ended June 30, 2012 from $99.2 million for the three months ended June 30, 2011. The decrease in salaries and employee benefits expense is due to a decrease in fixed compensation of $11.5 million and performance-related compensation of $7.8 million. Fixed compensation decreased $8.3 million due to a decrease in base compensation and payroll taxes primarily associated with a decrease in worldwide headcount as a result of the 2011 restructuring. At June 30, 2012 we had 1,447 total employees, compared to 1,615 total employees as of June 30, 2011. Fixed compensation decreased $2.3 million related to non-recurring special recognition awards that were issued in 2011, a $0.5 million decrease in the amortization of deferred cash compensation and $0.4 million decrease in costs associated with hiring new consultants. The decrease in performance-related compensation reflects a decrease in accruals for variable compensation associated with lower net revenue.

Excluding a positive impact of $2.5 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense decreased by 17.0% versus 19.5% as reported in the second quarter of 2012.

As a percentage of net revenue, salaries and employee benefits expense was 68.8% in the second quarter of 2012, compared to 69.5% in the second quarter of 2011.

General and administrative expenses. Consolidated general and administrative expenses decreased $4.3 million, or 12.9%, to $29.0 million for the three months ended June 30, 2012 from $33.3 million for the three months ended June 30, 2011. The decrease reflects declines of $1.4 million of travel and entertainment related costs, $1.0 million of premise related costs, $0.5 million of bad debt expense, $0.5 million of advertising costs, $0.4 million of professional fees, and $0.5 million of other operating expenses.

Excluding a positive impact of $0.7 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by 10.8% versus 12.9% as reported in the second quarter of 2012.

As a percentage of net revenue, general and administrative expenses were 25.0% in the second quarter of 2012 compared to 23.3% in the second quarter of 2011.

Restructuring charges. During the second quarter of 2012, we recorded restructuring charges of $0.5 million related to adjustments associated with our 2011 restructuring plan. These charges consist of $0.8 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise related costs.

Operating income. Consolidated operating income was $6.7 million for the three months ended June 30, 2012 compared to $10.3 million for the three months ended June 30, 2011. The $3.6 million decrease in operating income is primarily due to a decrease in net revenue of $26.7 million and a $0.5 million restructuring charge, offset by a decrease in salaries and employee benefits expense of $19.3 million and general and administrative expenses of $4.3 million.

For segment purposes, restructuring charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring charges more appropriately reflects our core operations.

In the Americas, operating income for the three months ended June 30, 2012 decreased $3.3 million to $15.4 million from $18.7 million for the three months ended June 30, 2011. The decrease is due to lower net revenue of $11.4 million, offset by decreases in salaries and employee benefits expense of $6.7 million and general and administrative expenses of $1.4 million. The decrease in net revenue was primarily due to declines in the Consumer, Financial Services, Industrial, and Leadership Consulting practices. The decrease in salaries and employee benefits expense reflects a decrease of $4.0 million in fixed compensation due primarily to lower headcount and a decrease of $2.7 million in performance-related compensation associated with lower net revenue levels. The number of consultants was 157 as of June 30, 2012 compared to 178 as of June 30, 2011. The decrease in general and administrative costs is primarily due to a $1.0 million decrease in technology related costs and a $0.3 million decrease in premise related costs.

In Europe, operating income for the three months ended June 30, 2012 increased $3.5 million to $1.1 million from a loss of $2.4 million for the three months ended June 30, 2011. The increase is due to a decline in salaries and employee benefits expense of $8.7 million and general and administrative expenses of $2.2 million partially offset by lower net revenue of $7.4 million. The decrease in net revenue reflects declines in all industry practices except Leadership Consulting. The decrease in salaries and employee benefits expense reflects a decrease of $6.6 million in fixed compensation due primarily to lower headcount as a result of our 2011 restructuring and a decrease of $2.1 million in performance-related compensation associated with lower net revenue levels. The number of consultants was 95 as of June 30, 2012 compared to 128 as of June 30, 2011. The decrease in general and an administrative expense is primarily due to a decrease of $1.0 million in travel and entertainment and a $0.6 million reduction in bad debt expense.

In Asia Pacific, operating income for the three months ended June 30, 2012 decreased $2.7 million to $2.2 million from $4.9 million for the three months ended June 30, 2011. The decrease is due to a decrease in net revenue of $7.9 million partially offset by a decrease in salaries and benefits of $5.0 million and general and administrative expenses of $0.2 million. The decrease in net revenue reflects declines in the Financial Services, Industrial, and Consumer practices. The decrease in salaries and employee benefits expense reflects a decrease of $1.8 million in fixed compensation due primarily to a decrease in special recognition awards related to 2011 and a decrease in severance. Performance-related compensation decreased $3.2 million associated with lower net revenue levels. The number of consultants was 88 as of June 30, 2012 compared to 80 as of June 30, 2011.

Global Operations Support expenses for the three months ended June 30, 2012 increased $0.6 million, or 5.5%, to $11.5 million from $10.9 million for the three months ended June 30, 2011. Salaries and employee benefits expense increased $1.1 million due to increases in fixed compensation partially offset by a decrease in general and administrative expenses of $0.6 million. General and administrative costs declined primarily due to decreases in professional service expenses.

Net non-operating income (expense). Net non-operating expense was $1.2 million for the three months ended June 30, 2012 compared to net non-operating income of $0.7 million for the three months ended June 30, 2011.

Net interest income was $0.2 million in the second quarter of 2012 compared to $0.3 million in the second quarter of 2011.

Net other non-operating expense was $1.5 million for the three months ended June 30, 2012, compared to $0.4 million of income for the three months ended June 30, 2011. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the second quarter of 2012, we reported income before taxes of $5.5 million and recorded an income tax provision of $3.6 million. Our effective income tax rate for the second quarter of 2012 was 66.3%, which reflects an adjusted full-year expected annualized tax rate of approximately 57 percent, up from the first quarter 2012 adjusted full-year expected annualized tax rate of approximately 47 percent. The increase in the anticipated full-year annualized tax rate from the first quarter is primarily due to a change in the projection and mix of income earned worldwide.

In the second quarter of 2011, we reported income before taxes of $11.0 million and recorded an income tax provision of $3.6 million. Our effective income tax rate for the second quarter of 2011 was 32.5%.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Total revenue. Consolidated total revenue decreased $36.4 million, or 13.5%, to $234.1 million in 2012 from $270.5 million in 2011. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $35.8 million, or 13.9%, to $222.6 million for the six months ended June 30, 2012 from $258.4 million for the six months ended June 30, 2011. The negative impact of exchange rate fluctuations resulted in approximately 2 percentage points of the decrease. Net revenue decreased in all regions. The number of confirmed executive searches decreased 16.9% compared to the six months ended 2011, due in part to an increase in consultant turnover during the six months ended June 30, 2012. The number of consultants was 340 as of June 30, 2012 compared to 386 as of June 30, 2011. The decrease in the number of consultants primarily reflects the global workforce reduction in the fourth quarter of 2011, as well as consultant turnover that more than offset new hires and promotions. Productivity, as measured by annualized net revenue per consultant, decreased to $1.3 million in the six months ended 2012 from $1.4 million in the six months ended 2011, and average revenue per executive search was $107,400 for the six months ended June 30, 2012 compared to $104,500 in for the six months ended June 30, 2011.

Net revenue in the Americas was $124.2 million for the six months ended June 30, 2012, a decrease of $16.0 million, or 11.4%, from $140.2 million for the six months ended June 30, 2011. Net revenue in Europe was $54.2 million for the six months ended June 30, 2012, a decrease of $7.9 million, or 12.7%, from $62.1 million for the six months ended June 30, 2011. The negative impact of exchange rate fluctuations contributed to the decrease in net revenue in Europe by approximately 5 percentage points for the six months ended 2012. In Asia Pacific, net revenue was $44.2 million for the six months ended June 30, 2012, a decrease of $11.9 million, or 21.3%, from $56.1 million for the six months ended June 30, 2011. The negative impact of exchange rate fluctuations decreased net revenue in Asia Pacific by approximately 1 percentage point for the six months ended June 30, 2012.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $31.0 million, or 16.6%, to $156.6 million for the six months ended June 30, 2012 from $187.6 million for the six months ended June 30, 2011. The decrease in salaries and employee benefits expense is a result of a decrease in fixed compensation of $16.9 million and performance-related compensation of $14.1 million. The decrease is fixed compensation related to an $11.8 million decrease in base compensation and payroll taxes associated with a decrease in worldwide headcount due to our 2011 restructuring. At June 30, 2012 we had 1,447 total employees, compared to 1,615 total employees as of June 30, 2011. Fixed compensation also declined due to a decrease of $2.7 million related to non-recurring special recognition awards that were issued in 2011, a decrease of $0.9 due to a decline in costs associated with hiring new consultants, a decrease of $0.7 million of severance expense, a $0.4 million decrease in stock based compensation expense and $0.4 million of other fixed compensation. The decrease in performance-related compensation was associated with lower net revenue levels.

Excluding a positive impact of $3.2 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated salaries and employee benefits expense decreased by 14.9% percent versus 16.6% as reported in the six months ended June 30, 2012.

As a percentage of net revenue, salaries and employee benefits expense was 70.3% in the first six months of 2012, compared to 72.6% in the first six months of 2011.

General and administrative expenses. Consolidated general and administrative expenses decreased $9.3 million, or 14.4%, to $55.3 million for the six months ended June 30, 2012 from $64.6 million for the six months ended June 30, 2011. Fees for professional services decreased $3.0 million due primarily to a reduction in costs associated with the development of our internal search system and a decrease in professional tax consulting fees. The decrease was also due to declines of $2.5 million in travel and entertainment, $1.5 million in premise costs, $1.0 million in depreciation and amortization, $0.7 million in advertising costs and $0.6 million in other operating and infrastructure costs.

Excluding a positive impact of $1.1 million due to exchange rate fluctuations, which we believe provides a better comparison of operational performance, consolidated general and administrative expenses decreased by 12.7% versus 14.4% as reported in the six months ended June 30, 2012.

As a percentage of net revenue, general and administrative expenses were 24.9% in the first six months of 2012, compared to 25.0% in the first six months of 2011.

Restructuring charges. During the six months ended June 30, 2012, we recorded restructuring charges of $0.8 million related to adjustments associated with our 2011 restructuring plan. These charges consist of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise related costs.

Operating income. Our consolidated operating income was $9.9 million for the six months ended June 30, 2012 and $6.2 million for the six months ended June 30, 2011. The increase in operating income is primarily due to decreases in salaries and employee benefits expense of $31.1 million and general and administrative expenses of $9.3 million partially offset by decrease in net revenue of $35.8 million and a $0.8 million restructuring charge.

For segment purposes, restructuring charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring charges more appropriately reflects our core operations.

The Americas reported operating income of $27.9 million for the six months ended June 30, 2012 compared to operating income of $26.4 million for the six months ended June 30, 2011. The increase of $1.5 million is due to a $14.5 million decrease in salaries and employee benefits expense and a $3.0 million decrease in general and administrative expenses partially offset by lower net revenue of $16.0 million. The decrease in salaries and employee benefits is due to a $7.5 million reduction in fixed compensation primarily associated with a reduction in headcount as a result of the 2011 restructuring and a $7.0 million decrease is performance-related compensation associated with lower net revenues. The number of consultants was 157 as of June 30, 2012 compared to 178 as of June 30, 2011. The decrease in general and administrative costs is primarily due to a reduction is technology related costs.

Europe reported an operating income of $2.5 million for the six months ended June 30, 2012, compared to an operating loss of $4.4 million for the six months ended June 30, 2011. The increase in operating income is due to decreases in salaries and employee benefits expense of $11.0 million and a decrease in general and administrative expense of $3.8 million, partially offset by a decrease in net revenue of $7.9 million. The decrease in salaries and employee benefits is due to a $9.4 million reduction in fixed compensation associated with a reduction in headcount as a result of the 2011 restructuring and a $1.6 million decrease is performance-related compensation associated with lower net revenues. The number of consultants was 95 as of June 30, 2012 compared to 128 as of June 30, 2011. The decrease in general and administrative expense is primarily due to a $1.1 million decrease in travel and entertainment and a $1.2 million decrease in premise costs.

Asia Pacific reported operating income of $2.5 million for the six months ended June 30, 2012, a decrease of $4.9 million compared to operating income of $7.4 million for the six months ended June 30, 2011. The decrease is due to an $11.9 million decrease in revenue partially offset by decreases in salaries and employee benefits expense of $5.8 million and general and administrative costs of $1.2 million. The decrease in salaries and employee benefits expense primarily reflects a decrease in discretionary compensation associated with the decrease in revenue. The number of consultants was 88 as of June 30, 2012 compared to 80 as of June 30, 2011. The decrease in general and administrative costs is primarily due to a $0.5 million decrease in travel and entertainment and a $0.4 million decrease in professional fees.

Global Operations Support expenses for the six months ended June 30, 2012 were $22.1 million, a decrease of $1.0 million, compared to $23.1 million for the six months ended June 30, 2011. General and administrative expense decreased $1.4 million offset by an increase of $0.4 million in salaries and benefits. The decrease in general and administrative expense is primarily due to a $1.0 million decrease in professional fees.

Net non-operating income (expense). Net non-operating income was $0.1 million for the six months ended June 30, 2012 compared to net non-operating expense of $1.1 million for the six months ended June 30, 2011.

Net interest income was $0.7 million for the six months ended June 30, 2012 compared to $0.6 million for the six months ended June 30, 2011.

Net other non-operating expense was $0.7 million for the six months ended June 30, 2012, compared to net other non-operating expense of $1.7 million for the six months ended June 30, 2011. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. During the first six months of 2011, we wrote-off our $1.8 million investment in JobKoo and our $1.0 million loan to JobKoo made in the first quarter of 2011. JobKoo is a joint venture in which the Company holds an equity method investment.

Income taxes. For the first six months of 2012, we reported income before taxes of $10.0 million and recorded an income tax provision of $7.5 million. Our effective income tax rate for the six months ended June 30, 2012 was 74.6%, down from the first quarter rate of 84.9%. The decrease in the tax rate from the first quarter was due to the impact of periodic charges recorded in the first quarter as compared to increased year-to-date income before taxes.

For the first six months of 2011, we reported income before taxes of $5.1 million and recorded an income tax provision of $2.3 million. Our effective income tax rate for the six months ended June 30, 2011 was 45.7%.

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

There were no borrowings made or outstanding during the quarters ended June 30, 2012 or 2011. We were in compliance with the financial and other covenants under the Agreement and no event of default existed at June 30, 2012.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2012, December 31, 2011 and June 30, 2011 were $96.9 million, $185.4 million and $103.1 million, respectively. The $96.9 million of cash and cash equivalents at June 30, 2012, includes $52.1 million held by our foreign subsidiaries. A portion of the $52.1 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., they could be repatriated into the U.S. which may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the six months ended June 30, 2012, cash used in operating activities was $76.9 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $109 million, partially offset by 2012 bonus accruals, a $16 million increase in trade and other receivables and net income of $2.5 million.

For the six months ended June 30, 2011, cash used in operating activities was $61.6 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $99 million in March 2011 partially offset by 2011 bonus accruals and other non-cash charges, a $25.9 million increase in trade and other receivables and net income of $2.8 million.

Cash flows used in investing activities. Cash used in investing activities was $5.7 million for the six months ended June 30, 2012 primarily due to capital expenditures of $5.1 million.

Cash used in investing activities was $12.1 million for the six months ended June 30, 2011 primarily due to capital expenditures of $9.8 million, a $1.0 million loan to JobKoo, an equity method investment, and an increase of $0.7 million of restricted cash.

Cash flows used in financing activities. Cash used in financing activities for the six months ended June 30, 2012 was $6.9 million primarily due to $4.9 million of quarterly cash dividends to shareholders, $1.6 million of payments for employee tax withholdings on equity transactions and a $0.4 million earnout payment related to the Bell McCaw Bampflyde acquisition.

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

Recently Adopted Financial Accounting Standards

On January 1, 2012 we adopted the Financial Accounting Standards Board’s guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders' equity was eliminated. We have presented the components of net income and other comprehensive income in a single continuous statement.

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

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2012 by less than $0.1 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based on the evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.1 million at June 30, 2012). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

3.2	Amended and Restated By-laws of the Registration (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

10.1	2012 Heidrick & Struggles GlobalShare Program (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 17, 2012 (File No. 000-25837))

10.2	Heidrick & Struggles Incentive Plan, as amended and restated (incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 17, 2012 (File No. 000-25837))

10.3	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K, dated May 24, 2012, filed May 25, 2012)

10.4	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K, dated May 24, 2012, filed May 25, 2012)

10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K, dated May 24, 2012, filed May 25, 2012)

10.6	Form of Non-Employee Director Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K, dated May 24, 2012, filed May 25, 2012)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	The following financial information from the Heidrick & Struggles International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related Footnotes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2012

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ Richard W. Pehlke
Richard W. Pehlke
Executive Vice President and Chief Financial Officer