Form 10-Q
period 2012-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2012-11-05
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-25837

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

(Exact Name of registrant as specified in its charter)

Delaware	36-2681268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 South Wacker Drive Suite 4200

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

As of October 25, 2012, there were 17,971,420 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$127,137	$185,390
Restricted cash	124	440
Accounts receivable, less allowance for doubtful accounts of $5,757 and $3,805 at September 30, 2012 and December 31, 2011, respectively	88,261	69,081
Other receivables	9,472	9,404
Prepaid expenses	16,782	16,551
Other current assets	1,353	1,382
Income taxes recoverable	5,990	19,866
Deferred income taxes	10,140	8,211

Total current assets	259,259	310,325
Non-current assets:
Property and equipment, net	42,586	44,781
Restricted cash	1,515	1,470
Assets designated for retirement and pension plans	22,698	22,883
Investments	11,617	9,868
Other non-current assets	5,944	6,480
Goodwill	91,270	90,696
Other intangible assets, net	2,021	2,556
Deferred income taxes	23,322	26,506

Total non-current assets	200,973	205,240

Total assets	$460,232	$515,565

Current liabilities:
Accounts payable	$6,009	$9,157
Accrued salaries and employee benefits	86,119	131,697
Other current liabilities	31,913	39,362
Income taxes payable	6,120	4,868
Deferred income taxes	185	6

Total current liabilities	130,346	185,090
Non-current liabilities:
Retirement and pension plans	33,440	31,747
Other non-current liabilities	42,581	47,396
Deferred income taxes	94	37

Total non-current liabilities	76,115	79,180

Total liabilities	206,461	264,270

Commitments and contingencies (Note 16)	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2012 and December 31, 2011	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,971,420 and 17,870,236 shares outstanding at September 30, 2012 and December 31, 2011, respectively	196	196
Treasury stock at cost, 1,614,357 and 1,715,541 shares at September 30, 2012 and December 31, 2011, respectively	(53,269)	(58,690)
Additional paid in capital	234,810	238,523
Retained earnings	54,481	55,029
Accumulated other comprehensive income	17,553	16,237

Total stockholders' equity	253,771	251,295

Total liabilities and stockholders' equity	$460,232	$515,565

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	$117,312	$142,213	$339,903	$400,634
Reimbursements	5,033	7,092	16,517	19,164

Total revenue	122,345	149,305	356,420	419,798
Operating expenses:
Salaries and employee benefits	79,628	99,700	236,159	287,300
General and administrative expenses	27,499	28,782	82,824	93,381
Reimbursed expenses	5,033	7,092	16,517	19,164
Restructuring charges	—	—	810	—
Impairment charges	—	26,366	—	26,366

Total operating expenses	112,160	161,940	336,310	426,211

Operating income (loss)	10,185	(12,635)	20,110	(6,413)
Non-operating income (expense):
Interest income, net	149	300	856	853
Other, net	(299)	(1,803)	(949)	(3,477)

Net non-operating expense	(150)	(1,503)	(93)	(2,624)

Income (loss) before income taxes	10,035	(14,138)	20,017	(9,037)
Provision for income taxes	5,924	18,263	13,375	20,596

Net income (loss)	4,111	(32,401)	6,642	(29,633)
Other comprehensive income (loss), net of tax	1,278	(8,038)	1,316	(2,064)

Comprehensive income (loss)	$5,389	$(40,439)	$7,958	$(31,697)

Basic weighted average common shares outstanding	17,995	17,840	17,969	17,756
Dilutive common shares	102	—	167	—

Diluted weighted average common shares outstanding	18,097	17,840	18,136	17,756

Basic net income (loss) per common share	$0.23	$(1.82)	$0.37	$(1.67)
Diluted net income (loss) per common share	$0.23	$(1.82)	$0.37	$(1.67)
Cash dividends paid per share	$0.13	$0.13	$0.39	$0.39

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Additional		Accumulated Other Compre-
	Common Stock		Treasury Stock		Paid in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2011	19,586	$196	1,715	$(58,690)	$238,523	$55,029	$16,237	$251,295
Net income	—	—	—	—	—	6,642	—	6,642
Other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	—	—	—	934	934
Foreign currency translation adjustment	—	—	—	—	—	—	382	382

Comprehensive income	—	—	—	—	—	6,642	1,316	7,958

Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	4,081	—	—	4,081
Vesting of restricted stock units, net of tax witholdings	—	—	(162)	5,598	(7,202)	—	—	(1,604)
Purchases of treasury stock			88	(1,123)				(1,123)
Re-issuance of treasury stock	—	—	(27)	946	(496)	—	—	450
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,022)	—	(7,022)
Dividend equivalents on restricted stock units	—	—	—	—	—	(168)	—	(168)
Tax deficit related to stock-based compensation	—	—	—	—	(96)	—	—	(96)

Balance at September 30, 2012	19,586	$196	1,614	($53,269)	$234,810	$54,481	$17,553	$253,771

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows - operating activities:
Net income (loss)	$6,642	$(29,633)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,083	7,207
Write-off of investment	—	2,810
Deferred income taxes	1,509	9,815
Net realized losses on investments	27	488
Stock-based compensation expense	4,081	4,161
Impairment charges	—	26,366
Restructuring charges	810	—
Cash paid for restructuring charges	(8,743)	(658)
Changes in assets and liabilities:
Trade and other receivables, net	(18,622)	(21,154)
Accounts payable	(3,165)	889
Accrued expenses	(48,861)	(12,716)
Income taxes recoverable (payable), net	15,309	1,658
Retirement and pension assets and liabilities	956	(290)
Prepayments	(75)	(1,988)
Other assets and liabilities, net	(1,110)	2,393

Net cash used in operating activities	(43,159)	(10,652)

Cash flows - investing activities:
Restricted cash	282	13
Capital expenditures	(6,248)	(16,250)
Acquisition of business and earnout payments, net of cash acquired	—	(3,930)
Purchases of available for sale investments	(1,023)	(799)
Proceeds from sales of available for sale investments	107	58
Loan to equity method investment	—	(1,008)
Other, net	—	89

Net cash used in investing activities	(6,882)	(21,827)

Cash flows - financing activities:
Cash dividends paid	(7,294)	(7,380)
Payment of employee tax withholdings on equity transactions	(1,630)	(2,752)
Purchases of treasury stock	(1,123)	—
Acquisition earnout payments	(381)	—

Net cash used in financing activities	(10,428)	(10,132)

Effect of exchange rate fluctuations on cash and cash equivalents	2,216	(3,014)

Net decrease in cash and cash equivalents	(58,253)	(45,625)
Cash and cash equivalents at beginning of period	185,390	181,124

Cash and cash equivalents at end of period	$127,137	$135,499

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

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the nine months ended September 30, 2012 is as follows:

Balance at December 31, 2011	$3,805
Provision charged to income	3,019
Write-offs	(1,133)
Currency	66

Balance at September 30, 2012	$5,757

4.	Stock-based Compensation

The Company’s 2007 Heidrick & Struggles GlobalShare Program (the “Prior Program”) provided for grants of stock options, stock appreciation rights, and other stock-based awards to directors, selected employees, and independent contractors. The Prior Program expired on May 24, 2012. Outstanding awards granted under the Prior Program remain outstanding and subject to the terms of the Prior Program and award agreements until such awards vest, are exercised, terminate or expire pursuant to their terms. As of September 30, 2012, there were 556,408 awards outstanding under the Prior Program, consisting of 64,812 stock options, 379,744 restricted stock units, and 111,852 performance stock units.

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

The total number of shares authorized or reserved for issuance under the 2012 Program is 1,300,000 shares (consisting of a number of shares not previously authorized for issuance under any plan, and the number of shares not subject to awards and remaining available for issuance under the Prior Program, as amended on April 2, 2012), plus any shares subject to the 671,528 outstanding awards as of April 2, 2012 under the Prior Program that on or after the effective date cease for any reason to be subject to such awards. Stock awards forfeited or cancelled under the Prior Program and the 2012 Program are eligible for reissuance under the 2012 Program. As of September 30, 2012, there were 1,350,564 shares remaining available for future awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total stock-based compensation expense included in operating income	$1,281	$1,013	$4,081	$4,161

Income tax benefit related to stock-based compensation included in net income	$495	$428	$1,576	$1,761

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2012:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2011	489,720	$23.99
Granted	123,951	19.84
Vested and converted to common stock	(186,150)	21.61
Forfeited	(40,277)	24.85

Outstanding on September 30, 2012	387,244	23.72

As of September 30, 2012, there was $5.2 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.7 years.

Performance Stock Units

Performance stock unit activity for the nine months ended September 30, 2012:

	Number of Peformance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2011	140,230	$23.67
Granted	50,315	20.62
Vested and converted to common stock	(58,487)	18.07
Forfeited	(20,206)	24.75

Outstanding on September 30, 2012	111,852	25.03

As of September 30, 2012, there was $1.3 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.1 years.

5.	Property and Equipment

The components of the Company’s property and equipment are as follows:

	September 30, 2012	December 31, 2011
Leasehold improvements	$42,300	$42,789
Office furniture, fixtures and equipment	23,808	24,602
Computer equipment and software	39,744	45,270

Property and equipment, gross	105,852	112,661
Accumulated depreciation	(63,266)	(67,880)

Property and equipment, net	$42,586	$44,781

Depreciation expense for the three months ended September 30, 2012 and 2011 was $2.5 million and $2.4 million, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $7.4 million and $6.1 million, respectively.

6.	Restricted Cash

The Company had $1.6 million and $1.9 million of restricted cash at September 30, 2012 and December 31, 2011, respectively, in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2018.

7.	Investments

The components of the Company’s investments are as follows:

	September 30,	December 31,
	2012	2011
U.S. non-qualified deferred compensation plan	$11,171	$9,313
Warrants and equity securities	446	555

Total	$11,617	$9,868

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (Level 1 is described in Note 8 below) and are accounted for as available for sale investments. The aggregate cost basis for these investments was $9.3 million and $8.3 million as of September 30, 2012 and December 31, 2011, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.

9.	Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2012 are as follows:

	Americas	Asia Pacific	Total
Balance at December 31, 2011	$82,814	$7,882	$90,696
Exchange rate fluctuations	170	404	574

Balance at September 30, 2012	$82,984	$8,286	$91,270

Other Intangible Assets, Net

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		September 30, 2012			December 31, 2011
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	12.6	$10,244	$(8,223)	$2,021	$10,208	$(7,877)	$2,331
Candidate database	—	1,800	(1,800)	—	1,800	(1,575)	225

Total intangible assets	12.6	$12,044	$(10,023)	$2,021	$12,008	$(9,452)	$2,556

Intangible asset amortization expense for the three months ended September 30, 2012 and 2011 was $0.2 million and $0.3 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2012 and 2011 was $0.5 million and $1.0 million, respectively. The estimated intangible amortization expense is $0.6 million for fiscal year 2012, $0.4 million for fiscal years 2013 and 2014, and $0.3 million for fiscal years 2015 and 2016. These amounts are based on intangible assets recorded as of September 30, 2012, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10.	Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain current and former employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$36	$39	$111	$115
Interest cost	253	308	780	921
Amortization of net gain	(11)	(93)	(35)	(279)

Net periodic benefit cost	$278	$254	$856	$757

The pension benefits are fully reinsured through a group insurance contract with ERGO Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three and nine months ended September 30, 2012.

11.	Restructuring Charges

The accrued restructuring charges, which are included in Other current liabilities and Other non-current liabilities at September 30, 2012 consist of employee-related costs that require cash payments based on severance arrangements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at September 30, 2012 will be $1.2 million, with the remainder payable over the terms of the severance arrangements and remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the nine months ended September 30, 2012 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2011	$7,664	$2,512	$10,176
Restructuring charges	1,099	(289)	810
Cash payments	(7,955)	(788)	(8,743)
Non-cash write-off	—	(82)	(82)
Exchange rate fluctuations	(52)	1	(51)

Accrual balance at September 30, 2012	$756	$1,354	$2,110

12.	Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	September 30,	December 31,
	2012	2011
Deferred revenue	$15,917	$16,824
Accrued restructuring	1,156	8,881
Other	14,840	13,657

Total other current liabilities	$31,913	$39,362

The components of other non-current liabilities are as follows:

	September 30,	December 31,
	2012	2011
Accrued salaries and employee benefits	$22,894	$26,503
Premise related costs	16,696	16,763
Other	2,991	4,130

Total other non-current liabilities	$42,581	$47,396

13.	Income Taxes

In the third quarter of 2012, the Company reported income before taxes of $10.0 million and recorded an income tax provision of $5.9 million. The Company’s effective income tax rate for the third quarter of 2012 was 59.0%, which reflects an adjusted full-year expected annualized tax rate of approximately 67 percent, up from the second quarter 2012 adjusted full-year expected annualized tax rate of approximately 57 percent. The increase in the anticipated full-year annualized tax rate from the second quarter is primarily due to a change in the projection and mix of income earned worldwide and return to provision adjustments recorded in the third quarter.

For the first nine months of 2012, the Company reported income before taxes of $20.0 million and recorded an income tax provision of $13.4 million. The Company’s effective income tax rate for the nine months ended September 30, 2012 was 66.8%, down from an effective income tax rate in the second quarter of 74.6%. The decrease in the tax rate from the second quarter was due to the diluted impact of periodic charges recorded in the first six months of the year as income before tax has increased quarter over quarter. This decrease in the tax rate is offset by an increase in losses not benefited for tax purposes and return to provision adjustments recorded in the third quarter.

In the third quarter of 2011, the Company reported a loss before taxes of $14.1 million and recorded an income tax provision of $18.3 million. The Company’s effective income tax rate for the third quarter of 2011 was 129.2%.

For the first nine months of 2011, the Company reported a loss before taxes of $9.0 million and recorded an income tax provision of $20.6 million. The Company’s effective income tax rate for the nine months ended September 30, 2011 was 227.9%.

14.	Segment Information

The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges, and impairment charges are reported separately and, therefore, are not included in the results of each geographic region. The

Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income excluding restructuring charges and impairment charges, more appropriately reflects its core operations. By segment, restructuring charges were $0.8 million in Europe for the first nine months of 2012. There were no restructuring charges for the first nine months of 2011. In the third quarter of 2011, the Company recorded impairment charges of $26.0 million in the Europe region and $0.4 million in the Americas.

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Americas	$72,424	$76,886	$196,614	$217,108
Europe	21,538	37,780	75,746	99,858
Asia Pacific	23,350	27,547	67,543	83,668

Revenue before reimbursements (net revenue)	117,312	142,213	339,903	400,634
Reimbursements	5,033	7,092	16,517	19,164

Total	$122,345	$149,305	$356,420	$419,798

Operating income (loss):
Americas	$21,293	$17,877	$49,146	$44,254
Europe	479	2,410	2,964	(2,012)
Asia Pacific	1,456	2,792	3,908	10,197

Total regions	23,228	23,079	56,018	52,439
Global Operations Support	(13,043)	(9,348)	(35,098)	(32,486)

Operating income before restructuring and impairment charges	10,185	13,731	20,920	19,953
Restructuring charges	—	—	(810)	—
Impairment charges	—	(26,366)	—	(26,366)

Total	$10,185	$(12,635)	$20,110	$(6,413)

Depreciation and amortization:
Americas	$1,090	$1,188	$3,270	$3,270
Europe	694	866	2,055	2,044
Asia Pacific	672	603	1,885	1,303

Total regions	2,456	2,657	7,210	6,617
Global Operations Support	335	239	873	590

Total	$2,791	$2,896	$8,083	$7,207

Capital expenditures:
Americas	$795	$2,527	$2,034	$7,002
Europe	78	2,411	1,249	4,683
Asia Pacific	229	990	2,301	1,909

Total regions	1,102	5,928	5,584	13,594
Global Operations Support	32	535	664	2,656

Total	$1,134	$6,463	$6,248	$16,250

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	September 30, 2012	December 31, 2011
Identifiable assets:
Americas	$283,042	$298,856
Europe	86,723	108,437
Asia Pacific	85,710	102,980

Total regions	455,475	510,273
Global Operations Support	4,757	5,292

Total	$460,232	$515,565

Goodwill and other intangible assets, net:
Americas	$84,717	$85,028
Asia Pacific	8,574	8,224

Total	$93,291	$93,252

15.	Guarantees

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2018. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.6 million as of September 30, 2012. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at September 30, 2012). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract, integrate, manage and retain qualified executive search consultants; our ability to develop and maintain strong, long-term relationships with our clients; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our reliance on information management systems; any further impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2011, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of 332 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Our Compensation Model

At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward is based upon individual performance against a series of non-financial measures. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense. The mix of individual consultants who generate revenue can significantly affect the total amount of compensation expense recorded and thus, operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on company-wide profitability targets that are approved by the Human Resources and Compensation Committee of the Board of Directors.

A portion of our consultants’ and management cash bonuses are deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in accrued salaries and employee benefits expense and other non-current liabilities in the Condensed Consolidated Balance Sheets.

2012 Outlook

We are currently forecasting 2012 fourth quarter net revenue of between $105 million and $115 million. Our 2012 fourth quarter net revenue guidance is based upon management’s assumptions regarding the anticipated volume of new executive search and leadership consulting projects, our current backlog, consultant productivity, consultant retention, the seasonality of our business, the uncertainty in the global economic climate, and no change in future currency rates.

Our 2012 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2011 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.3	5.0	4.9	4.8

Total revenue	104.3	105.0	104.9	104.8
Operating expenses:
Salaries and employee benefits	67.9	70.1	69.5	71.7
General and administrative expenses	23.4	20.2	24.4	23.3
Reimbursements	4.3	5.0	4.9	4.8
Restructuring charges	—	—	0.2	—
Impairment charges	—	18.5	—	6.6

Total operating expenses	95.6	113.9	98.9	106.4

Operating income (loss)	8.7	(8.9)	5.9	(1.6)

Non-operating income (expense):
Interest income, net	0.1	0.2	0.3	0.2
Other, net	(0.2)	(1.3)	(0.3)	(0.9)

Net non-operating income (expense)	(0.1)	(1.1)	(0.0)	(0.7)

Income (loss) before income taxes	8.6	(9.9)	5.9	(2.3)
Provision for income taxes	5.1	12.8	3.9	5.1

Net income (loss)	3.5%	(22.8)%	2.0%	(7.4)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges and impairment charges are reported separately and, therefore, are not included in the results of each geographic region. We believe that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income excluding restructuring charges and impairment charges, more appropriately reflects our core operations.

By segment, restructuring charges were $0.8 million in Europe for the first nine months of 2012. There were no restructuring charges for the first nine months of 2011. In the third quarter of 2011, the Company recorded impairment charges of $26.0 million in the Europe region and $0.4 million in the Americas.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Americas	$72,424	$76,886	$196,614	$217,108
Europe	21,538	37,780	75,746	99,858
Asia Pacific	23,350	27,547	67,543	83,668

Revenue before reimbursements (net revenue)	117,312	142,213	339,903	400,634
Reimbursements	5,033	7,092	16,517	19,164

Total	$122,345	$149,305	$356,420	$419,798

Operating income (loss):
Americas	$21,293	$17,877	$49,146	$44,254
Europe	479	2,410	2,964	(2,012)
Asia Pacific	1,456	2,792	3,908	10,197

Total regions	23,228	23,079	56,018	52,439
Global Operations Support	(13,043)	(9,348)	(35,098)	(32,486)

Operating income before restructuring and impairment charges	10,185	13,731	20,920	19,953
Restructuring charges	—	—	(810)	—
Impairment charges	—	(26,366)	—	(26,366)

Total	$10,185	$(12,635)	$20,110	$(6,413)

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Total revenue. Consolidated total revenue decreased $27.0 million, or 18.1%, to $122.3 million in 2012 from $149.3 million in 2011. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $24.9 million, or 17.5%, to $117.3 million for the three months ended September 30, 2012 from $142.2 million for the three months ended September 30, 2011. The negative impact of exchange rate fluctuations resulted in approximately 2 percentage points of the decrease. All practices except the Education & Social Enterprise practice contributed to the decline. The number of confirmed executive searches decreased 20.2% compared to the third quarter of 2011 due in part to a decrease in consultant headcount as a result of the 2011 restructuring, as well as consultant turnover that exceeded new hires and promotions. The number of consultants was 332 as of September 30, 2012 compared to 386 as of September 30, 2011. Productivity, as measured by annualized net revenue per consultant, was $1.4 million in the third quarter of 2012 compared to $1.5 million in the third quarter of 2011, and average revenue per executive search was $123,700 in the 2012 third quarter compared to $117,600 in the 2011 third quarter.

Net revenue in the Americas was $72.4 million for the three months ended September 30, 2012, a decrease of $4.5 million, or 5.8%, from $76.9 million in the third quarter of 2011. The decrease in net revenue was primarily due to declines in the Financial Services, Life Sciences, Global Technology & Services practices and Leadership Consulting, partially offset by growth in the Industrial practice.

Net revenue in Europe was $21.5 million for the three months ended September 30, 2012, a decrease of $16.2 million, or 43.0%, from $37.8 million in the third quarter of 2011. The decrease in net revenue reflects declines in all industry practices and Leadership Consulting. The negative impact of exchange rate fluctuations in Europe was approximately 5 percentage points in the third quarter of 2012.

Net revenue in Asia Pacific was $23.4 million for the three months ended September 30, 2012, a decrease of $4.2 million, or 15.2%, from $27.5 million in the third quarter of 2011. The decrease in net revenue primarily reflects declines in the Consumer Markets and Financial Services practices, partially offset by growth in the Global Technology & Services practice and Leadership Consulting. The negative impact of exchange rate fluctuations in Asia Pacific was approximately 3 percentage points in the third quarter of 2012.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $20.1 million, or 20.1%, to $79.6 million for the three months ended September 30, 2012 from $99.7 million for the three months ended September 30, 2011. The decrease in salaries and employee benefits expense is due to decreases in fixed compensation of $9.1 million and performance-related compensation of $11.0 million. Fixed compensation decreased $9.1 million due to a decrease in base compensation and payroll taxes primarily associated with a decrease in worldwide headcount as a result of the 2011 restructuring, as well as consultant turnover that exceeded new hires and promotions. The $11.0 million decrease in performance-related compensation reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in consultant headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. At September 30, 2012 we had 1,465 total employees, compared to 1,614 total employees as of September 30, 2011.

The decrease in salary and employee benefits expense of 20.1% includes a positive impact of $2.3 million or 2.3% due to exchange rate fluctuations.

As a percentage of net revenue, salaries and employee benefits expense was 67.9% in the third quarter of 2012, compared to 70.1% in the third quarter of 2011.

General and administrative expenses. Consolidated general and administrative expenses decreased $1.3 million, or 4.5%, to $27.5 million for the three months ended September 30, 2012 from $28.8 million for the three months ended September 30, 2011. The decrease reflects declines of $2.2 million of travel and entertainment expenses, $1.4 million of premise-related costs, and $0.2 million in other operating expenses, partially offset by $2.5 million of costs associated with the global partner meeting held during the third quarter of 2012.

The decrease in general and administrative expenses of 4.5% includes a positive impact of $0.8 million or 2.9% due to exchange rate fluctuations.

As a percentage of net revenue, general and administrative expenses were 23.4% in the third quarter of 2012 compared to 20.2% in the third quarter of 2011.

Impairment charges. During the third quarter of 2011, we recorded impairment charges of $26.4 million. As a result of the restructuring initiatives that occurred in the fourth quarter of 2011, which primarily related to Europe, and the volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region during 2011, we performed a goodwill and intangible asset impairment evaluation as of September 30, 2011. Based on this evaluation, we recorded goodwill and intangible asset impairment charges in Europe of $26.0 million, resulting in a write-off of all the goodwill within Europe, and an intangible asset impairment charge of $0.4 million in the Americas.

Operating income. Consolidated operating income was $10.2 million for the three months ended September 30, 2012 compared to an operating loss of $12.6 million for the three months ended September 30, 2011. The $22.8 million increase in operating income is primarily due to 2011 impairment charges of $26.4 and decreases in salaries and employee benefits expense of $20.1 million and general and administrative expenses of $1.3 million, partially offset by a decrease in net revenue of $24.9 million.

For segment purposes, restructuring charges and impairment charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring charges and impairment charges more appropriately reflects our core operations.

In the Americas, operating income for the three months ended September 30, 2012 increased $3.4 million to $21.3 million from $17.9 million for the three months ended September 30, 2011. The increase is due to decreases in salaries and employee benefits expense of $6.0 million and general and administrative expenses of $1.9 million, partially offset by lower net revenue of $4.5 million. The decrease in salaries and employee benefits expense reflects a decrease of $3.3 million in fixed compensation and a decrease of $2.7 million in performance-related compensation. Fixed compensation decreased primarily due to lower headcount as a result of our 2011 restructuring, as well as consultant turnover that exceeded new hires and promotions. The performance-related compensation decrease reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in worldwide headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. The number of consultants was 156 as of September 30, 2012 compared to 176 as of September 30, 2011.

The decrease in general and administrative expenses is due to a $1.0 million decrease in travel and entertainment expenses, a $0.6 million decrease in premise-related costs, a $0.4 million reduction of professional service costs, and a $0.4 million decrease in other operating expenses, partially offset by an increase of $0.5 million in bad debt expense.

In Europe, operating income for the three months ended September 30, 2012 decreased $1.9 million to $0.5 million from $2.4 million for the three months ended September 30, 2011. The decrease is due to lower net revenue of $16.2 million, partially offset by declines in salaries and employee benefits expense of $12.6 million and general and administrative expenses of $1.7 million. The decrease in salaries and employee benefits expense reflects a decrease of $7.8 million in fixed compensation and a decrease of $4.8 million in performance-related compensation. Fixed compensation decreased primarily due to lower headcount as a result of our 2011 restructuring, as well as consultant turnover that exceeded new hires and promotions. The performance-related compensation decrease reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in worldwide headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. The number of consultants was 91 as of September 30, 2012 compared to 126 as of September 30, 2011. The decrease in general and administrative expense is primarily due to a $1.1 million reduction in premise-related costs, and a $0.5 million decrease in travel and entertainment expenses.

In Asia Pacific, operating income for the three months ended September 30, 2012 decreased $1.3 million to $1.5 million from $2.8 million for the three months ended September 30, 2011. The decrease is primarily due to a decrease in net revenue of $4.2 million, partially offset by a decrease in salaries and benefits of $3.0 million. The decrease in salaries and employee benefits expense is due to a decrease in performance-related compensation of $3.4 million associated with lower net revenue, partially offset by an increase in fixed compensation of $0.4 million. The number of consultants was 85 as of September 30, 2012 compared to 84 as of September 30, 2011.

Global Operations Support expenses for the three months ended September 30, 2012 increased $3.7 million to $13.0 million from $9.3 million for the three months ended September 30, 2011. Salaries and employee benefits expense increased $1.4 million primarily due to $1.1 million of severance expense in the third quarter of 2012. General and administrative expenses increased $2.3 million due to $2.5 million of costs associated with the global partner meeting held during the third quarter of 2012, partially offset by a $0.2 million decrease in other operating costs.

Net non-operating income (expense). Net non-operating expense was $0.2 million for the three months ended September 30, 2012 compared to $1.5 million for the three months ended September 30, 2011.

Net interest income was $0.1 million in the third quarter of 2012 compared to $0.3 million in the third quarter of 2011.

Net other non-operating expense was $0.3 million for the three months ended September 30, 2012, compared to $1.8 million for the three months ended September 30, 2011. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. In the third quarter of 2012, we reported income before taxes of $10.0 million and recorded an income tax provision of $5.9 million. Our effective income tax rate for the third quarter of 2012 was 59.0%, which reflects an adjusted full-year expected annualized tax rate of approximately 67 percent, up from the second quarter 2012 adjusted full-year expected annualized tax rate of approximately 57 percent. The increase in the full-year expected annualized tax rate from the second quarter is primarily due to a change in the projection and mix of income earned worldwide and return to provision adjustments recorded in the third quarter.

In the third quarter of 2011, we reported a loss before taxes of $14.1 million and recorded an income tax provision of $18.3 million. Our effective income tax rate for the third quarter of 2011 was 129.2%.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Total revenue. Consolidated total revenue decreased $63.4 million, or 15.1%, to $356.4 million in 2012 from $419.8 million in 2011. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $60.7 million, or 15.2%, to $339.9 million for the nine months ended September 30, 2012 from $400.6 million for the nine months ended September 30, 2011. The negative impact of exchange rate fluctuations resulted in approximately 2 percentage points of the decrease. All practices, except the Education & Social Enterprise practice contributed to the decline. Net revenue decreased in all regions. The number of confirmed executive searches decreased 18.0% compared to the nine months ended 2011, due in part to a decrease in worldwide headcount as a result of the 2011 restructuring, as well as consultant turnover that exceeded new hires and promotions. The number of consultants was 332 as of September 30, 2012 compared to 386 as of September 30, 2011. Productivity, as measured by annualized net revenue per consultant, decreased to $1.3 million for the nine months ended 2012 from $1.4 million for the nine months ended 2011, and average revenue per executive search was $112,600 for the nine months ended September 30, 2012 compared to $108,800 for the nine months ended September 30, 2011.

Net revenue in the Americas was $196.6 million for the nine months ended September 30, 2012, a decrease of $20.5 million, or 9.4%, from $217.1 million for the nine months ended September 30, 2011. The decrease in net revenue was primarily due to declines in the Financial Services and Global Technology & Services practices, and Leadership Consulting.

Net revenue in Europe was $75.7 million for the nine months ended September 30, 2012, a decrease of $24.1 million, or 24.1%, from $99.9 million for the nine months ended September 30, 2011. The decrease in net revenue was primarily due to declines in the Consumer Markets, Financial Services, and Industrial practices. The negative impact of exchange rate fluctuations contributed to the decrease in net revenue in Europe by approximately 5 percentage points for the nine months ended 2012.

Net revenue in Asia Pacific was $67.5 million for the nine months ended September 30, 2012, a decrease of $16.1 million, or 19.3%, from $83.7 million for the nine months ended September 30, 2011. The decrease in net revenue was primarily due to declines in the Consumer Markets, Financial Services, and Industrial practices, partially offset by an increase in the Global Technology & Services practice. The negative impact of exchange rate fluctuations decreased net revenue in Asia Pacific by approximately 2 percentage points for the nine months ended September 30, 2012.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $51.1 million, or 17.8%, to $236.2 million for the nine months ended September 30, 2012 from $287.3 million for the nine months ended September 30, 2011. The decrease in salaries and employee benefits expense is a result of decreases in fixed compensation of $26.0 million and performance-related compensation of $25.1 million. Fixed compensation decreased $26.0 million due to a decrease in base compensation and payroll taxes primarily associated with a decrease in worldwide headcount as a result of the 2011 restructuring, as well as consultant turnover that exceeded new hires and promotions. The $25.1 million decrease in performance-related compensation reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in consultant headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. At September 30, 2012 we had 1,465 total employees, compared to 1,614 total employees as of September 30, 2011.

The decrease in salary and employee benefits expense of 17.8% includes a positive impact of $5.5 million or 1.9% due to exchange rate fluctuations.

As a percentage of net revenue, salaries and employee benefits expense was 69.5% in the first nine months of 2012, compared to 71.7% in the first nine months of 2011.

General and administrative expenses. Consolidated general and administrative expenses decreased $10.6 million, or 11.3%, to $82.8 million for the nine months ended September 30, 2012 from $93.4 million for the nine months ended September 30, 2011. General and administrative expenses decreased due to declines of $4.7 million in travel and entertainment expenses, $3.0 million in fees for professional services, $2.8 million in other operating and infrastructure costs, and $2.6 million in premise-related costs. These decreases were partially offset by $2.5 million of costs associated with the global partner meeting held during the third quarter of 2012.

The decrease in general and administrative expenses of 11.3% includes a positive impact of $1.9 million or 2.1% due to exchange rate fluctuations.

As a percentage of net revenue, general and administrative expenses were 24.4% in the first nine months of 2012, compared to 23.3% in the first nine months of 2011.

Restructuring charges. During the nine months ended September 30, 2012, we recorded restructuring charges of $0.8 million related to adjustments associated with our 2011 restructuring plan. These charges consist of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise-related costs.

Impairment charges. During the nine months ended September 30, 2011, we recorded $26.4 million of impairment charges. As a result of the restructuring initiatives that occurred in the fourth quarter of 2011, which primarily related to Europe, and the volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region, we performed a goodwill and intangible asset impairment evaluation. Based on the evaluation, we recorded goodwill and intangible asset impairment charges in Europe of $26.0 million, resulting in a write-off of all the goodwill within Europe, and an intangible asset impairment charge of $0.4 million in the Americas.

Operating income. Our consolidated operating income was $20.1 million for the nine months ended September 30, 2012 compared to an operating loss of $6.4 million for the nine months ended September 30, 2011. The increase in operating income is primarily due to a decrease in salaries and employee benefits expense of $51.1 million, 2011 impairment charges of $26.4 million, and a decrease in general and administrative expenses of $10.6 million, partially offset by lower net revenue of $60.7 million and $0.8 million of restructuring charges.

For segment purposes, restructuring charges and impairment charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring charges and impairment charges more appropriately reflects our core operations.

The Americas reported operating income of $49.1 million for the nine months ended September 30, 2012 compared to $44.3 million for the nine months ended September 30, 2011. The increase of $4.9 million is due to a $20.4 million decrease in salaries and employee benefits expense and a $5.0 million decrease in general and administrative expenses partially offset by lower net revenue of $20.5 million. The decrease in salaries and employee benefits expense is due to a $10.9 million reduction in fixed compensation and a $9.5 million decrease in performance-related compensation. Fixed compensation decreased primarily due to lower headcount as a result of our 2011 restructuring, as well as consultant turnover that exceeded new hires and promotions. The performance-related compensation decrease reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in worldwide headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. The number of consultants was 156 as of September 30, 2012 compared to 176 as of September 30, 2011. The decrease in general and administrative costs is primarily due to decreases in fees for professional services of $2.1 million, $2.1 million in other operating and infrastructure costs, $1.1 million of premise-related costs, and travel and entertainment expenses of $1.0 million, partially offset by a $1.3 million increase in bad debt expense.

Europe reported an operating income of $3.0 million for the nine months ended September 30, 2012, compared to an operating loss of $2.0 million for the nine months ended September 30, 2011. The increase in operating income is due to decreases in salaries and employee benefits expense of $23.6 million and general and administrative expense of $5.5 million, partially offset by a decrease in net revenue of $24.1 million. The decrease in salaries and employee benefits expense is due to a $17.3 million reduction in fixed compensation and a $6.3 million decrease in performance-related compensation. Fixed compensation decreased primarily due to lower headcount as a result of our 2011 restructuring, as well as consultant turnover that exceeded new hires and promotions. The performance-related compensation decrease reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in worldwide headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. The number of consultants was 91 as of September 30, 2012 compared to 126 as of September 30, 2011. The decrease in general and administrative costs is due to a $2.0 million decrease in premise-related costs, a $1.9 million decrease in travel and entertainment expenses, a $0.9 million decrease in other operating and infrastructure costs, and a $0.7 million decrease in bad debt expense.

Asia Pacific reported operating income of $3.9 million for the nine months ended September 30, 2012, a decrease of $6.3 million compared to operating income of $10.2 million for the nine months ended September 30, 2011. The decrease is due to a $16.1 million decrease in revenue, partially offset by decreases in salaries and employee benefits expense of $8.9 million and general and administrative expenses of $0.9 million. The decrease in salaries and employee benefits expense primarily reflects a decrease in accruals for variable compensation associated with lower net revenue. The number of consultants was 85 as of September 30, 2012 compared to 84 as of September 30, 2011. The decrease in general and administrative costs is primarily due to decreases in bad debt expense and professional fees.

Global Operations Support expenses for the nine months ended September 30, 2012 were $35.1 million, an increase of $2.6 million, compared to $32.5 million for the nine months ended September 30, 2011. Salaries and employee benefits expense increased $1.7 million and general and administrative expense increased $0.9 million. The increase in salaries and employee benefits expense is primarily due to increases in base compensation and associated payroll taxes and benefits as well as amortization of deferred compensation. The increase in general and administrative expense is primarily due to $2.5 million of costs associated with the global partner meeting held during the third quarter of 2012 and a $0.8 million increase in other operating and infrastructure costs, partially offset by a decrease of $1.4 million in travel and entertainment expenses and a decrease of $1.0 million in professional fees.

Net non-operating income (expense). Net non-operating expense was $0.1 million for the nine months ended September 30, 2012 compared to $2.6 million for the nine months ended September 30, 2011.

Net interest income was $0.9 million for the nine months ended September 30, 2012 and 2011.

Net other non-operating expense was $0.9 million for the nine months ended September 30, 2012, compared to $3.5 million for the nine months ended September 30, 2011. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. During 2011, we wrote-off our $1.8 million investment in JobKoo and our $1.0 million loan to JobKoo made in the first quarter of 2011. JobKoo was a joint venture in which the Company held an equity method investment.

Income taxes. For the first nine months of 2012, we reported income before taxes of $20.0 million and recorded an income tax provision of $13.4 million. Our effective income tax rate for the nine months ended September 30, 2012 was 66.8%, down from the second quarter rate of 74.6%. The decrease in the tax rate from the second quarter was due to the diluted impact of periodic charges recorded in the first six months of the year as income before tax has increased quarter over quarter. This decrease in the tax rate is offset by an increase in losses not benefited for tax purposes and return to provision adjustments recorded in the third quarter.

For the first nine months of 2011, we reported a loss before taxes of $9.0 million and recorded an income tax provision of $20.6 million. Our effective income tax rate for the nine months ended September 30, 2011 was 227.9%.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our existing cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our cash dividends and stock repurchase program.

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

There were no borrowings made or outstanding during the nine months ended September 30, 2012 or 2011. We were in compliance with the financial and other covenants under the Agreement and no event of default existed at September 30, 2012.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2012, December 31, 2011 and September 30, 2011 were $127.1 million, $185.4 million and $135.5 million, respectively. The $127.1 million of cash and cash equivalents at September 30, 2012, includes $59.1 million held by our foreign subsidiaries. A portion of the $59.1 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the nine months ended September 30, 2012, cash used in operating activities was $43.2 million, primarily reflecting a decrease in accrued expenses due to approximately $109 million of 2011 bonuses that were paid during 2012, partially offset by approximately $64 million of 2012 accruals for variable compensation and a $18.6 million increase in trade and other receivables.

For the nine months ended September 30, 2011, cash used in operating activities was $10.7 million, primarily reflecting a decrease in accrued expenses due to approximately $99 million of 2010 bonuses that were paid during 2011 and our net loss of $29.6 million, partially offset by approximately $83 million of 2011 accruals for variable compensation, impairment charges of $26.4 million, and a $21.2 million increase in trade and other receivables.

Cash flows used in investing activities. Cash used in investing activities was $6.9 million for the nine months ended September 30, 2012 primarily due to capital expenditures of $6.2 million and purchases of available for sale investments of $1.0 million.

Cash used in investing activities was $21.8 million for the nine months ended September 30, 2011 primarily due to capital expenditures of $16.3 million, a $3.9 million earnout payment related to the Iron Hill acquisition, a $1.0 million loan to JobKoo, an equity method investment, and purchases of available for sale investments of $0.8 million.

Cash flows used in financing activities. Cash used in financing activities for the nine months ended September 30, 2012 was $10.4 million primarily due to $7.3 million of quarterly cash dividends to shareholders, $1.6 million of payments for employee tax withholdings on equity transactions, and $1.1 million of purchases of treasury stock.

Cash used in financing activities for the nine months ended September 30, 2011 was $10.1 million primarily due to $7.4 million of quarterly cash dividends to shareholders and $2.8 million of payments for employee tax withholdings on equity transactions.

On February 8, 2008, our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of September 30, 2012, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million, and $21.7 million remains available under the February 2008 authorization. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the amount authorized for repurchases has been spent.

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

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 1% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2012 by less than $0.2 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on the evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at September 30, 2012). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information related to the Company’s purchase of common shares for the quarter ended September 30, 2012. For further information of the Company’s share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicaly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Jul. 1, 2012 - Jul. 31, 2012	—	$—	—	$22,788,650
Aug. 1, 2012 - Aug. 31, 2012	87,510	12.83	87,510	21,665,535
Sept. 1, 2012 - Sept. 30, 2012	—	—	—	21,665,535

Total	87,510	—	87,510

(1)	Our common stock repurchase program was announced on February 11, 2008 and has a total authorization of $50 million. The program has no stated expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

3.2	Amended and Restated By-laws of the Registration (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	The following financial information from the Heidrick & Struggles International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related Footnotes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2012

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Richard W. Pehlke
Richard W. Pehlke
Executive Vice President and Chief Financial Officer