Form 10-K
period 2012-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2013-03-15
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(312) 496-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.01 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    Yes  ☒    No  ☐.

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

Large Accelerated Filer  ☐    Accelerated Filer   ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 29, 2012 was approximately $311,790,168 based upon the closing market price of $17.50 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of March 12, 2013, there were 18,057,941 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2013, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leadership advisory firm providing executive search and leadership consulting services. We provide our services to a broad range of clients through the expertise of 331 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for 60 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

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

Leadership Consulting.    Our leadership consulting services, which is currently less than 10% of our net revenue, includes succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, culture shaping and mergers and acquisitions human capital integration consulting.

Senn Delaney.    On December 31, 2012 we acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Since the acquisition occurred on December 31, 2012, there are no results of operations of the acquired business included in the Company’s consolidated financial statements other than the preliminary purchase price allocation.

Client base.    For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. We provide our executive search services on a retained basis, recruiting senior executives whose first year base salary and bonus averaged approximately $341,100 in 2012 on a worldwide basis. Our clients include the following:

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

Geographic Structure.    We provide senior-level executive search and leadership consulting services to our clients worldwide through a network of 53 offices in 30 countries. Major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations, and potential adverse tax consequences.

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

Americas.    As of December 31, 2012, we had 154 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago and San Francisco.

Europe.    As of December 31, 2012, we had 93 consultants in our European segment. The largest offices in this segment, as defined by net revenue, are located in the United Kingdom, Germany and France.

Asia Pacific.    As of December 31, 2012, we had 84 consultants in our Asia Pacific segment. The largest offices in this segment, as defined by net revenue, are located in Australia, China (including Hong Kong), and Singapore.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2012	2011	2010
Americas	58%	54%	52%
Europe	22%	25%	26%
Asia Pacific	20%	21%	22%

For financial information relating to each geographic segment, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices.    Our executive search business operates in six broad industry groups: Financial Services, Industrial, Consumer Markets, Global Technology and Services, Life Sciences, and Education and Social Enterprise. These industry categories and their relative sizes, as measured by net revenue for 2012 and 2011, are as follows:

	Percentage of Net Revenue
Global Industry Practices	2012	2011
Industrial	26%	25%
Financial Services	25	26
Global Technology & Services	19	17
Consumer Markets	17	19
Life Sciences	9	9
Education and Social Enterprise	4	4

	100%	100%

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

No single client accounted for more than 1% of our net revenue in 2012, 2011 or 2010. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 8% of total net revenue in 2012 and 2011 and approximately 12% in 2010.

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

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2012, we had 1,469 full-time equivalent employees, consisting of 331 consultants, 375 associates and 763 other search, support and Global Operations Support staff. We acquired 100 additional employees on December 31, 2012 as a result of our acquisition of Senn-Delaney Leadership Consulting Group, LLC.

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

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn/Ferry International, Russell Reynolds Associates, Inc. and Spencer Stuart & Associates. To a lesser extent, we also face competition from Internet-based firms and smaller firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in the marketplace for effective consultants.

Overall, the search industry has relatively few barriers to entry; however, there are higher barriers to entry to compete at the level of a global retained executive search firms that can provide leadership consulting services at the senior level. At this level, clients rely more heavily on a search firm’s reputation, global access and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our client services specialties and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms.

Competition in the leadership consulting services markets in which we operate is highly fragmented, with no universally recognized market leaders.

EXECUTIVE OFFICERS

Our executive officers as of March 15, 2013 are as follows:

Name	Age	Position With Company
L. Kevin Kelly	47	Chief Executive Officer; Director
Richard W. Pehlke	59	Executive Vice President and Chief Financial Officer
Stephen W. Beard	41	Executive Vice President, General Counsel and Secretary

There are no family relationships between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of March 15, 2013:

L. Kevin Kelly was elected Chief Executive Officer and a Director in September 2006. Previously, Mr. Kelly was President, Europe, Middle East, Africa and Asia Pacific from March 2005 to September 2006; Regional Managing Partner, Asia Pacific from September 2002 to March 2005; and Office Managing Partner, Tokyo from February 2002 to September 2002. He joined us in 1997.

Richard W. Pehlke was elected Chief Financial Officer in August 2011 after serving as interim Chief Financial Officer since May 2011. Previously, Mr. Pehlke was Executive Vice President and Chief Financial Officer at Grubb & Ellis Company, a commercial real estate advisory firm, from 2007 to 2010. From 2003 to 2005 he was an Executive Vice President and Chief Financial Officer and Director of Hudson Highland Group, a temporary and permanent staffing company.

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

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such efforts may result in an acceleration of depreciation expense over the shortened expected remaining life of the software and present transitional problems. In June 2012, we launched a new proprietary search system. This new proprietary search system or other factors may result in interruptions or loss in our information processing capabilities which may cause our business, financial condition and results of operations to suffer.

We may experience security breaches that could lead to the inability to protect confidential information that could negativity impact our reputation, business and our results of operations could be adversely affected.

Despite the implementation of security measures, our operating systems are vulnerable to electronic breaches of security. Such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential information, which could result in legal claims or proceedings. While we have taken reasonable steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks.

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

We generate substantial revenue outside the United States. We offer our services through a network of offices in 30 countries around the world. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations, which could have a significant impact on our business, financial condition and results of operations. Beginning in 2011, several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the economic environment throughout the European Union. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2012, approximately 47% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

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

In accordance with generally accepted accounting principles, we perform assessments of the carrying value of our goodwill and other intangible assets at least annually or whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These events and circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the fair market value of one of our reporting units or other long term assets is less than the carrying amount of the related assets, we could be required to record an impairment charge. In the third quarter of 2011, we recorded a non-cash impairment charge in the amount of $26.4 million (See Note 18, Restructuring and Impairment Charges). Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be further impaired in future periods. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 52 cities in 26 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was 528,193 as of December 31, 2012. Our office leases call for future minimum lease payments of approximately $183.5 million and have terms that expire between 2013 and 2024, exclusive of renewal options that we can exercise. Approximately 40,000 square feet of office space has been sublet to third parties.

Our office space and future minimum lease payments by geographic segment as of December 31, 2012 are as follows:

	Square Footage	Payments (in millions)
Americas	285,676	$107.7
Europe	125,080	58.8
Asia Pacific	117,437	17.0

Total	528,193	$183.5

ITEM 3. LEGAL PROCEEDINGS

We have contingent liabilities from various pending claims and litigation matters arising in the ordinary course of our business, some of which involve claims for damages that may be substantial in amount. Some of these matters are covered by insurance. Based upon information currently available, we believe the ultimate resolution of such claims and litigation, including the “UK Employee Benefit Trust” matter discussed below, will not have a material adverse effect on our financial condition, results of operations or liquidity.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at December 31, 2012). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final adjustment, if any, would not be material to our financial condition.

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

Year Ended December 31, 2012	High	Low
First Quarter	$23.95	$19.78
Second Quarter	22.41	15.60
Third Quarter	18.41	11.95
Fourth Quarter	15.72	11.12

Year Ended December 31, 2011
First Quarter	$30.06	$24.07
Second Quarter	28.32	18.71
Third Quarter	27.60	15.74
Fourth Quarter	22.68	15.57

As of March 12, 2013, the last reported price on the Nasdaq Global Stock Market for our common stock was $14.41 per share, and there were 86 stockholders of record of the common stock.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 13 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2007.

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

* Assuming $100 invested on 12/31/07 in HSII or index, including reinvestment of dividends.

Prepared by: Zacks Investment Research, Inc.

Copyright: Standard and Poor’s, Inc.

Dividends

Since September 2007, we have paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2012, the total cash dividend paid was $0.65 per share.

The following table outlines the record date, payment date and amount of quarterly cash dividends paid during 2011 and 2012:

Quarter	Record Date	Payment Date	Dividends (in millions)
Q4 2010	February 4, 2011	February 18, 2011	$2.3
Q1 2011	May 6, 2011	May 20, 2011	2.3
Q2 2011	August 5, 2011	August 19, 2011	2.3
Q3 2011	November 4, 2011	November 18, 2011	2.3
Q4 2011	February 3, 2012	February 17, 2012	2.3
Q1 2012	May 4, 2012	May 18, 2012	2.3
Q2 2012	August 3, 2012	August 17, 2012	2.3
Q3 2012	November 2, 2012	November 16, 2012	2.3
Q4 2012	December 27, 2012	December 31, 2012	2.3

In December 2012, our Board of Directors declared a quarterly dividend of $0.13 per share on our common stock which was paid on December 31, 2012 to shareholders of record as of December 27, 2012. Cash dividends payable of $2.3 million related to the fourth quarter 2011 cash dividend, which was paid in the first quarter of 2012, were accrued in the Consolidated Balance Sheets as of December 31, 2011.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2012 and 2011, we paid $0.3 million and $0.5 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During 2012, we purchased 87,510 shares of our common stock for a total of $1.1 million. We did not repurchase any shares of our common stock in the fourth quarter of 2012. As of December 31, 2012, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available under the authorization. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 are derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. The data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2012		2011		2010		2009		2008
	(in thousands, except per share and other operating data)
Statements of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$443,777		$527,793		$493,091		$395,651		$615,904
Reimbursements	21,304		26,187		20,145		19,067		28,956

Total revenue	465,081		553,980		513,236		414,718		644,860
Operating expenses (income):
Salaries and employee benefits	309,502		372,406		340,178		281,545		435,306
General and administrative expenses	113,826		123,592		130,622		115,758		125,061
Other charges	—		—		4,218	(5)	—		—
Reimbursed expenses	21,304		26,187		20,145		19,067		28,956
Restructuring charges	810	(1)	16,344	(2)	1,621	(6)	22,640	(8)	—
Impairment charges	—		26,366	(3)	—		4,080	(9)	—
Other operating income	—		—		(1,072	)(7)	(1,661	)(10)	—

Total operating expenses	445,442		564,895		495,712		441,429		589,323

Operating income (loss)	19,639		(10,915)		17,524		(26,711)		55,537
Non-operating income (expense):
Interest income, net	1,118		1,402		813		1,201		5,103
Other, net	(495)		(5,262	)(4)	(1,389)		(4,189	)(11)	1,613

Net non-operating income(expense)	623		(3,860)		(576)		(2,988)		6,716

Income (loss) before income taxes	20,262		(14,775)		16,948		(29,699)		62,253
Provision for (benefit from) income taxes	14,022		18,947		9,455		(8,791)		23,179

Net income (loss)	$6,240		$(33,722)		$7,493		$(20,908)		$39,074

Basic weighted average common shares outstanding	17,971		17,780		17,437		16,901		16,747
Diluted weighted average common shares outstanding	18,120		17,780		17,869		16,901		17,727
Basic earnings (loss) per common share	$0.35		$(1.90)		$0.43		$(1.24)		$2.33
Diluted earnings (loss) per common share	$0.34		$(1.90)		$0.42		$(1.24)		$2.20
Cash dividends paid per share	$0.65		$0.52		$0.52		$0.52		$0.52

Balance Sheet Data (at end of period):
Working capital	$73,886		$125,235		$140,010		$127,661		$140,139
Total assets	494,992		515,565		545,027		474,847		590,303
Long-term debt, less current maturities	—		—		—		—		—
Stockholders’ equity	248,347		251,295		294,542		290,852		306,304

Other Operating Data:
Average number of consultants during the period	342		376		353		385		413

Notes to Selected Financial Data:

(1)	In 2012, we recorded restructuring charges of $0.8 million in Europe related to adjustments associated with our 2011 restructuring plan. These charges consist of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise-related costs. See Note 18, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(2)	In 2011, we recorded restructuring charges of $16.3 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges consist of employee-related costs, including severance associated with reductions in our workforce of 139 employees globally, and expenses associated with consolidating and closing 11 of our smaller office locations, predominantly in Europe. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific and $2.2 million in Global Operations Support. See Note 18, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(3)	In 2011, as a result of our restructuring initiatives, primarily in Europe, and the volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region, we performed a goodwill and intangible asset impairment evaluation. Based on the evaluation, we recorded a goodwill and intangible asset impairment charge in Europe of $26.0 million, resulting in a write-off of all the goodwill in Europe, and an intangible asset impairment of $0.4 million in the Americas. See Note 10, Goodwill and Other Intangible Assets, and Note 18, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(4)	In 2011, we wrote-off our $1.8 million investment in JobKoo and our $1.0 million loan to JobKoo made in the first quarter of 2011. JobKoo was a joint venture in which we held an equity method investment.

(5)	In 2010, we recorded other charges of $4.2 million, which consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations for our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from us in 2006. See Note 17, Other Charges, in the Notes to Consolidated Financial Statements.

(6)	In 2010, we recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reductions in our workforce of 19 employees globally and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment, the restructuring charges recorded in 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support. See Note 18, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(7)	In 2010, as a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray and Berndston Sp. z o. o acquisition, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment. Under the acquisition method of accounting for business combinations, we recognized the fair value adjustment as other operating income in the Consolidated Statement of Comprehensive Income (Loss).

(8)	In 2009, we recorded net restructuring charges of $22.6 million. These charges relate to $22.9 million of employee-related costs, including severance associated with reductions in our workforce of 363 employees globally, including 75 executive search consultants. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Global Operations Support. Additionally, during 2009 we recorded a reduction of $0.3 million in Europe related to a previously restructured office.

(9)

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

(10)	In 2009, as a result of significantly lower than expected 2009 revenue production from consultants acquired in the Ray and Berndtson Sp. z o. o acquisition and uncertainty regarding their future performance, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment resulted in a $1.7 million reduction to the original earnout accrual. Under the acquisition method of accounting for business combinations, we recognized the fair value adjustment as other operating income in the Consolidated Statement of Comprehensive Income (Loss).

(11)	In 2009, we wrote-off our investment in VisualCV, Inc. of $3.0 million.

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

In addition to executive search, we provide a range of leadership consulting services to clients. Our leadership consulting services, which is currently less than 10% of our net revenue, include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, culture shaping, and mergers and acquisitions human capital integration consulting.

We provide our services to a broad range of clients through the expertise of 331 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Our Compensation Model

At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward is based upon individual performance against a series of non-financial measures. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded which, directly impacts operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

2012 Overview

Consolidated net revenue of $443.8 million decreased 15.9% or $84.0 million in 2012, compared to 2011. Net revenue decreased 11.2% in the Americas, 25.4% in Europe, and 16.8% in Asia Pacific. Consultant productivity measured by net revenue per consultant was $1.3 million for the year ended December 31, 2012, compared to $1.4 million for the year ended December 31, 2011. Average revenue per executive search was $113,700 for the year ended December 31, 2012 compared to $112,900 for the year ended December 31, 2011.

Operating income as a percentage of net revenue was 4.4% in 2012 compared to an operating loss as a percentage of net revenue of 2.1% in 2011. The operating income was driven by decreases in salaries and employee benefits expense of $62.9 million, impairment charges of $26.4 million, restructuring charges of $15.5 million, and general and administrative expenses of $9.8 million. These decreases in operating expenses were offset by a decrease in net revenue of $84.0 million. Salaries and employee benefits expense as a percentage of net revenue decreased from 70.6% in 2011 to 69.7% in 2012. General and administrative expenses as a percentage of net revenue increased from 23.4% in 2011 to 25.6% in 2012.

We ended the year with combined cash and cash equivalents balance of $117.6 million, a decrease of $67.8 million compared to a combined cash and cash equivalents balance of $185.4 million at December 31, 2011. This decrease is primarily due to cash payments in the fourth quarter of 2012 of $60 million related to the acquisition of Senn-Delaney Leadership Consulting Group, LLC (“Senn Delaney”), including the purchase price of $53.5 million and $6.5 million for a retention escrow. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $77 million in bonuses related to 2012 performance in March and April 2013. In February 2013, we paid approximately $10 million in cash bonuses deferred in prior years.

2013 Outlook

We are currently forecasting 2013 first quarter net revenue of between $100 million and $110 million. Our 2013 first quarter guidance is based upon management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting assignments, the current backlog, consultant productivity, consultant retention, the seasonality of our business, the uncertainty in the global economic climate, and no change in future currency rates.

As a result of purchase accounting adjustments related to the Senn Delaney acquisition, $4.5 million of revenue that had been previously deferred and was expected to be recognized by Senn Delaney in 2013 will not be recognized. As a result, the Senn Delaney acquisition will be dilutive to our consolidated results of operations for 2013. This adjustment has no impact on cash flow or the expected economic benefits of the transaction.

Our 2013 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K (See Item 1A. Risk Factors). As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	$443,777	$527,793	$493,091
Reimbursements	21,304	26,187	20,145

Total revenue	465,081	553,980	513,236
Operating expenses (income):
Salaries and employee benefits	309,502	372,406	340,178
General and administrative expenses	113,826	123,592	130,622
Other charges	—	—	4,218
Reimbursed expenses	21,304	26,187	20,145
Restructuring charges	810	16,344	1,621
Impairment charges	—	26,366	—
Other operating income	—	—	(1,072)

Total operating expenses	445,442	564,895	495,712

Operating income (loss)	19,639	(10,915)	17,524
Non-operating income (expense):
Interest income, net	1,118	1,402	813
Other, net	(495)	(5,262)	(1,389)

Net non-operating income (expense)	623	(3,860)	(576)

Income (loss) before income taxes	20,262	(14,775)	16,948
Provision for income taxes	14,022	18,947	9,455

Net income (loss)	6,240	(33,722)	7,493

Basic weighted average common shares outstanding	17,971	17,780	17,437
Diluted weighted average common shares outstanding	18,120	17,780	17,869
Basic earnings (loss) per common share	$0.35	$(1.90)	$0.43
Diluted earnings (loss) per common share	$0.34	$(1.90)	$0.42
Cash dividends paid per share	$0.65	$0.52	$0.52

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	4.8	5.0	4.1

Total revenue	104.8	105.0	104.1
Operating expenses (income):
Salaries and employee benefits	69.7	70.6	69.0
General and administrative expenses	25.6	23.4	26.5
Other charges	—	—	0.9
Reimbursements	4.8	5.0	4.1
Restructuring charges	0.2	3.1	0.3
Impairment charges	—	5.0	—
Other operating income	—	—	(0.2)

Total operating expenses	100.4	107.0	100.5

Operating income (loss)	4.4	(2.1)	3.6

Non-operating income (expense)
Interest income, net	0.3	0.3	0.2
Other, net	(0.1)	(1.0)	(0.3)

Net non-operating income (expense)	0.1	(0.7)	(0.1)

Income (loss) before income taxes	4.6	(2.8)	3.4
Provision for income taxes	3.2	3.6	1.9

Net income (loss)	1.4%	(6.4)%	1.5%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

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

By segment, the restructuring charges recorded in 2012 were $0.8 million in Europe, related to adjustments associated with our 2011 restructuring plan. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, and $0.7 million in Asia Pacific and $2.2 million in Global Operations Support; and the impairment charges recorded in 2011 were $26.0 million in Europe and $0.4 million in the Americas. By segment, the restructuring charges recorded in 2010 were $1.0 million in the Americas, $0.3 million in Europe region, and $0.3 million in Global Operations Support. The other operating income of $1.1 million in 2010 was recorded in Europe.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Americas	$254,395	$286,503	$255,690
Europe	99,004	132,722	127,267
Asia Pacific	90,378	108,568	110,134

Revenue before reimbursements (net revenue)	443,777	527,793	493,091
Reimbursements	21,304	26,187	20,145

Total	$465,081	$553,980	$513,236

Operating income (loss):
Americas	$61,554	$60,612	$40,307
Europe	3,038	1,250	(604)
Asia Pacific	3,792	12,983	24,517

Total regions	68,384	74,845	64,220
Global Operations Support	(47,935)	(43,050)	(46,147)

Operating income before restructuring charges,impairment charges, and other operating income	20,449	31,795	18,073
Restructuring charges	(810)	(16,344)	(1,621)
Impairment charges	—	(26,366)	—
Other operating income	—	—	1,072

Total	$19,639	$(10,915)	$17,524

2012 Compared to 2011

Total revenue.    Consolidated total revenue decreased $88.9 million, or 16.0%, to $465.1 million in 2012 from $554.0 million in 2011. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue decreased $84.0 million, or 15.9%, to $443.8 million in 2012 from $527.8 million in 2011. The negative impact of exchange rate fluctuations resulted in approximately two percentage points of the decrease in 2012. Net revenue deceased in all regions and across all industry groups, except Education and Social Enterprise. In 2012, the number of confirmed executive searches decreased 16.1% to 3,585 from 4,274 in 2011. The average number of consultants was 342 in 2012 compared to 376 in 2011 and there were 331 consultants as of December 31, 2012 compared to 347 as of December 31, 2011. Productivity, as measured by annualized net revenue per average consultants, was $1.3 million for the year ended December 31, 2012 compared to $1.4 million for the year ended December 31, 2011, and average revenue per executive search was $113,700 for the year ended December 31, 2012 compared to $112,900 for the year ended December 31, 2011.

Net revenue in the Americas was $254.4 million in 2012, a decrease of $32.1 million, or 11.2% from $286.5 million in 2011. The negative impact of exchange rate fluctuations in Canada and Latin America resulted in less than 1 percentage point of the decrease in 2012. Net revenue in Europe was $99.0 million in 2012, a decrease of $33.7 million, or 25.4% from $132.7 million in 2011. The negative impact of exchange rate fluctuations resulted in approximately 4 percentage points of the decrease in 2012. Net revenue in Asia Pacific was $90.4 million in 2012, a decrease of $18.2 million, or 16.8% from $108.6 million in 2011. The negative impact of exchange rate fluctuations resulted in approximately 1 percentage point of the decrease in 2012.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense decreased $62.9 million or 16.9% to $309.5 million in 2012 from $372.4 million in 2011. The decrease in salaries and employee benefits expense is a result of decreases in fixed compensation of $31.1 million and performance-related compensation of $31.8 million. Fixed compensation decreased due primarily to a $24.2 million decrease in base compensation and payroll taxes primarily associated with a decrease in worldwide headcount as a result of the 2011 restructuring, as well as consultant turnover that exceeded new hires. Additionally, fixed compensation decreased $2.3 million due to special recognition awards in 2011 that were not issued in 2012, $2.0 million due to a reduction in the costs of hiring new consultants, $1.4 million as a result of an overall decrease in the amount of outstanding equity awards and $1.2 million related to other fixed compensation costs, including amortization of deferred cash compensation as a result of the cash bonuses earned prior to 2012 that had been deferred.

The $31.8 million decrease in performance-related compensation reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in consultant headcount and management bonuses as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions.

The decrease in salaries and employee benefits expense of 16.9% includes a positive impact of $5.8 million or 1.5% due to exchange rate fluctuations.

As a percentage of net revenue, salaries and employee benefits expense was 69.7% in 2012, compared to 70.6% in 2011.

General and administrative expenses.    Consolidated general and administrative expenses decreased $9.8 million, or 7.9%, to $113.8 million in 2012 from $123.6 million in 2011. General and administrative expense includes $2.5 million of costs associated with a worldwide partners meeting held in July 2012 and $1.7 million of costs associated with the purchase of Senn Delaney in 2012 that were not present in 2011. Despite these increases in 2012, general and administrative expenses decreased due to declines of $4.6 million in rent expense, $2.7 million in travel and entertainment expenses, $1.8 million in professional services and temporary staffing fees, $0.7 million in advertising expenses, $0.6 million in communication costs, $0.3 million in bad debt expense and $0.4 million of other general and administrative expenses. These decreases were partially offset by a $0.7 million increase in other infrastructure costs and $0.6 million of additional depreciation and amortization in 2012 due primarily to the new proprietary search system that was launched in 2012.

The decrease in general and administrative expenses of 7.9% includes a positive impact of $2.0 million or 1.6% due to exchange rate fluctuations.

As a percentage of net revenue, general and administrative expenses was 25.6% in 2012, compared to 23.4% in 2011.

Restructuring charges.    In 2012, we recorded restructuring charges of $0.8 million in Europe, related to adjustments associated with our 2011 restructuring plan. These charges consisted of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise-related costs.

In 2011, we recorded restructuring charges of $16.3 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges consist of employee-related costs, including severance associated with reductions in our workforce of 139 employees globally, and expenses associated with consolidating and closing 11 of our smaller office locations, predominantly in Europe. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific and $2.2 million in Global Operations Support.

Impairment charges.    In 2011, we recorded impairment charges of $26.4 million. As a result of the restructuring initiatives announced on October 5, 2011, which were primarily related to Europe, and the volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region during 2011, we performed a goodwill and intangible asset impairment evaluation as of September 30, 2011. Based on this evaluation, we recorded a goodwill and intangible asset impairment charge in Europe of $26.0 million, resulting in a write-off of all the goodwill and intangible assets within Europe, and an intangible asset impairment of $0.4 million in the Americas.

Operating income (loss).    Our consolidated operating income was $19.6 million in 2012 compared to an operating loss of $10.9 million in 2011. The increase in operating income is primarily due to decreases in salaries and employee benefits expense of $62.9 million, impairment charges of $26.4 million, restructuring charges of $15.5 million, and general and administrative expenses of $9.8 million, offset by a decrease in net revenue of $84.0 million.

For segment purposes, restructuring charges and impairment charges are not included in operating income (loss) by geographic region. We believe that analyzing trends in operating income (loss) excluding restructuring charges and impairment charges more appropriately reflects our core operations.

The Americas reported operating income of $61.6 million in 2012, compared to $60.6 million in 2011. The increase in operating income of $1.0 million is due to decreases in salaries and employee benefits expense of $25.9 million and general and administrative expense of $7.2 million, partially offset by a decline in net revenue of $32.1 million. The decrease in salaries and employee benefits expense is due to a $13.4 million reduction in fixed compensation and a $12.5 million decrease in performance-related compensation. Fixed compensation decreased primarily due to lower headcount as a result of our 2011 restructuring, as well as consultant turnover that exceeded new hires. The performance-related compensation decrease reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in worldwide headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. The number of consultants was 331 as of December 31, 2012, compared to 347 as of December 31, 2011. The decrease in general and administrative costs is primarily due to decreases in technology related costs of $3.0 million, premise and other infrastructure costs of $1.2 million, fees for professional services and temporary staffing of $0.7 million, travel and entertainment expenses of $0.5 million, and other operating costs of $2.6 million, partially offset by a $0.8 million increase in bad debt expense.

Europe reported operating income of $3.0 million in 2012, compared to $1.2 million in 2011. The increase in operating income of $1.8 million is due to decreases in salaries and employee benefits expense of $29.0 million and general and administrative expense of $6.5 million, partially offset by a decrease in net revenue of $33.7 million. The decrease in salaries and employee benefits expense is due to a $20.5 million reduction in fixed compensation and an $8.5 million decrease in performance-related compensation. Fixed compensation decreased primarily due to lower headcount as a result of our 2011 restructuring, as well as consultant turnover that exceeded new hires and a decrease in costs associated with hiring new consultants. The performance-related compensation decrease reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in worldwide headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. The number of consultants was 93 as of December 31, 2012 compared to 104 as of December 31, 2011. The decrease in general and administrative costs is due to a $2.3 million decrease in travel and entertainment expenses, a $2.0 million decrease in premise and other infrastructure related costs, a $0.5 million decrease in bad debt expense and a $1.7 million decrease in other operating costs.

Asia Pacific reported operating income of $3.8 million in 2012, compared to $13.0 million in 2011. The decrease in operating income of $9.2 million is due to a decrease in net revenue of $18.2 million, partially offset by decreases in salaries and employee benefits expense of $9.1 million. The decrease in salaries and employee benefits expense reflects a $10.5 million decrease in performance-related compensation associated with lower net revenue partially offset by an increase of $1.4 million in fixed compensation. The number of consultants was 84 as of December 31, 2012 compared to 83 as of December 31, 2011.

Global Operations Support expenses in 2012 were $47.9 million, an increase of $4.9 million, compared to $43.0 million in 2011. Salaries and employee benefits expense increased $1.1 million and general and administrative expense increased $3.8 million. The increase in salaries and employee benefits expense is due to an increase in fixed compensation of $1.4 million due primarily to an increase in base compensation including related taxes, partially offset by a decrease in performance-related compensation of $0.3 million. The increase in general and administrative expense is primarily due to $2.5 million of costs related to the worldwide partners meeting and $1.7 million of costs associated with the acquisition of Senn Delaney, partially offset by a decrease of $0.4 million in premise and other infrastructure related costs.

Net non-operating income (expense).    Net non-operating income was $0.6 million in 2012 compared to net non-operating expense of $3.9 million in 2011.

Net interest income in 2012 was $1.1 million, compared to $1.4 million in 2011. Interest income decreased $0.3 million primarily due to lower average interest rates during 2012 compared to 2011.

Net other non-operating expense was $0.5 million in 2012 compared to $5.3 million in 2011. Net other non-operating expense primarily consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature. During 2011, we wrote-off our $1.8 million investment in JobKoo and our $1.0 million loan to JobKoo made in the first quarter of 2011. JobKoo was a joint venture in which we held an equity method investment.

Income taxes.    In 2012, we reported income before taxes of $20.3 million and recorded an income tax provision of $14.0 million. Our effective income tax rate for 2012 was 69.2% compared to 128.2% in 2011. This tax rate is higher than the statutory tax rate due primarily to the inability to recognize tax benefits on losses in certain jurisdictions.

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

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $34.7 million, or 7.0%, to $527.8 million in 2011 from $493.1 million in 2010. The positive impact of exchange rate fluctuations resulted in approximately 3 percentage points of the increase in 2011. Net revenue increased in the Americas and Europe, but declined in Asia Pacific. Revenue grew in all industry groups, except Financial Services. In 2011, the number of confirmed executive searches increased 2.2% to 4,274 from 4,181 in 2010. The average number of consultants was 376 in 2011 compared to 353 in 2010 and there were 347 consultants as of December 31, 2011 and 2010. Productivity, as measured by annualized net revenue per consultant, was $1.4 million for the years ended December 31, 2011 and 2010, and average revenue per executive search was $112,900 for the year ended December 31, 2011 compared to $108,500 for the year ended December 31, 2010.

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

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $32.2 million or 9.5% to $372.4 million in 2011 from $340.2 million in 2010. The increase in salaries and employee benefits expense is primarily a result of an increase in fixed compensation of $20.3 million related to a $15.2 million increase in base compensation and payroll taxes associated with merit salary increases, a $1.4 million increase in retirement, severance, insurance, and other salaries and employee benefits expense, and $2.2 million of expense associated with special recognition awards issued in the second quarter of 2011. For the year ended December 31, 2011, amortization of deferred cash compensation increased $3.8 million as a result of the cash bonuses earned in 2010 that have been deferred, partially offset by a decrease in stock-based compensation expense of $2.3 million as a result of an overall decrease in the amount of outstanding equity awards.

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

Operating income (loss).    Our consolidated operating loss was $10.9 million in 2011 compared to operating income of $17.5 million in 2010. The decrease in operating income is primarily due to increases in impairment charges of $26.4 million, restructuring charges of $14.7 million, salaries and employee benefits expense of $32.2 million, and a decrease in other operating income of $1.1 million, offset by an increase in net revenue of $34.7 million, and decreases in general and administrative expenses of $7.0 million and other charges of $4.2 million.

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

Liquidity and Capital Resources

General.    We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our available cash balances together with the funds expected to be generated from operations and funds available under our committed revolving credit facility and our term loan facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our cash dividends and stock repurchase program.

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

There were no borrowings made or outstanding during the years ended December 31, 2012 or 2011. During 2012 and 2011 we were in compliance with the financial and other covenants under the Agreement and no event of default existed.

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement, pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement dated as of June 22, 2011 (See Note 12, Line of Credit in the Notes to Consolidated Financial Statements). Pursuant to the Agreement, the Credit Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013 the Company borrowed $40 million under the Agreement. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million commencing with a payment on June 30, 2013 and continuing on the last calendar day of every September, December, March and June thereafter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The other material terms of the Credit Agreement (as in effect prior to the Agreement) were not amended by the Agreement.

Cash and cash equivalents.    Cash and cash equivalents at December 31, 2012 were $117.6 million, a decrease of $67.8 million compared to $185.4 million at December 31, 2011. Cash and cash equivalents at December 31, 2012 reflect cash payments of $60.0 million related to the acquisition of Senn Delaney, including the purchase price of $53.5 million and $6.5 million for a retention escrow. The $117.6 million of cash and cash equivalents at December 31, 2012 includes $69.8 million held by our foreign subsidiaries. A portion of the $69.8 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We expect to pay approximately $77 million in variable compensation related to 2012 performance in March and April 2013. In February 2013, we paid approximately $10 million in variable compensation that was deferred in prior years.

Cash flows from operating activities.    In 2012, cash provided by operating activities was $12.5 million, principally reflecting income net of non-cash charges, decreases in trade and other receivables of $6.3 million and a decrease in income taxes recoverable of $10.2 million, partially offset by bonus payments of approximately $109 million in 2012 related to 2011 performance.

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

Cash flows from investing activities.    Cash used in investing activities was $67.3 million in 2012 primarily due to $60.0 million related to the Senn Delaney acquisition including the purchase price of $53.5 million and $6.5 million for a retention escrow, capital expenditures of $7.5 million and purchases of available for sale investments of $1.1 million.

Cash used in investing activities was $23.7 million in 2011 primarily due to capital expenditures of $18.0 million, a $3.9 million earnout payment related to the IronHill acquisition, a $1.0 million loan to JobKoo, an equity method investment, and purchases of available for sale investments of $1.0 million.

Cash used in investing activities was $16.3 million in 2010 primarily due to capital expenditures of $17.6 million and a $0.6 million earnout payment related to the Bell McCaw Bampfylde Limited acquisition, offset by the release of $2.6 million of restricted cash.

Capital expenditures were $7.5 million, $18.0 million, and $17.6 million in 2012, 2011 and 2010, respectively. Capital expenditures in 2012 were primarily related to office build outs and IT costs associated with our internal search system. We anticipate that our capital expenditures for 2013 will be approximately $6.0 million to $8.0 million, which primarily reflects investments in technology and office build outs.

Cash flows from financing activities.    Cash used in financing activities in 2012 was $15.1 million primarily due to $12.0 million of quarterly cash dividends to shareholders, $1.7 million of payments for employee tax withholdings on equity transactions, $1.1 million of purchases of treasury stock and a $0.4 million earnout payment related to the Bell McCaw Bampfylde Limited acquisition.

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

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. As of December 31, 2012, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million, and $21.7 million remains available under the February 2008 authorization. As of December 31, 2011, we purchased 951,160 shares of our common stock for a total of $27.2 million, and $22.8 million remained available under the authorization. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the amount authorized for repurchases has been spent.

Off-Balance Sheet Arrangements.    We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2012 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
Contractual obligations:	2013	2014	2015	2016	2017	Thereafter	Total
Office space and equipment lease obligations	$31.2	$25.9	$22.6	$19.0	$15.6	$70.8	$185.1
Accrued restructuring charges	0.9	0.2	0.1	0.5	—	—	1.7
Asset retirement obligations (1)	0.4	—	—	0.8	0.1	0.5	1.8

Total	$32.5	$26.1	$22.7	$20.3	$15.7	$71.3	$188.6

(1)	Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2012. The obligations related to these employee benefit plans are described in Note 13, Employee Benefit Plans, and Note 14, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $0.9 million as of January 1, 2012 and $0.9 million as of December 31, 2012, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Goodwill and other intangible assets.    We review goodwill for impairment annually. We also review goodwill and long-lived assets; including identifiable intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not that the fair value has fallen below the carrying amount of an asset. We review factors such as a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors to determine if an impairment test is necessary. Our annual impairment test begins with a qualitative assessment to determine whether it is necessary to perform the first step of the two-step, fair value based goodwill impairment test. The qualitative assessment includes evaluating whether events and circumstances indicate that it is more-likely-than-not that fair values of reporting units are greater than the carrying values. If the qualitative factors do not indicate that it is more-likely-than-not that the fair values of the reporting units are greater than the carrying values then we perform step 1 of the two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step one. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of our reporting units as defined in the accounting standard for goodwill and intangible assets. We operate our executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East. The Americas is comprised of the North America and the Latin America operations. These geographic regions are also considered to be our reporting units as follows: Americas, Europe, and Asia Pacific.

During the first step, the fair value of each of our reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology.

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

Recently Adopted Financial Accounting Standards

On January 1, 2012 we adopted the Financial Accounting Standards Board’s guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders’ equity was eliminated. The standard also requires a company to present reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and comprehensive income are presented. We have presented the components of net income and other comprehensive income in a single continuous statement. The reclassification adjustments were not material.

On January 1, 2012, the Financial Accounting Standards Board Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. The adoption of this standard did not have a significant impact on our operations.

Recently Issued Financial Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2012 and 2011. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2012				2011
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(in thousands, except per share)
Revenue before reimbursements (net revenue)	$106,526	$116,065	$117,312	$103,874	$115,622	$142,799	$142,213	$127,159
Operating income (loss)	3,186	6,739	10,185	(471)	(4,088)	10,310	(12,635)	(4,502)
Income (loss) before income taxes	4,488	5,494	10,035	245	(5,908)	11,009	(14,138)	(5,738)
Provision for (benefit from) income taxes	3,809	3,642	5,924	647	(1,247)	3,580	18,263	(1,649)
Net income (loss)	679	1,852	4,111	(402)	(4,661)	7,429	(32,401)	(4,089)
Basic earnings (loss) per common share	0.04	0.10	0.23	(0.02)	(0.26)	0.42	(1.82)	(0.23)
Diluted earnings (loss) per Common share	0.04	0.10	0.23	(0.02)	(0.26)	0.41	(1.82)	(0.23)
Cash dividends paid per share	0.13	0.13	0.13	0.26	0.13	0.13	0.13	0.13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk.    With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2012 net income by approximately $1.4 million. For financial information by geographic segment, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As described in Management’s Report on Internal Control Over Financial Reporting, on December 31, 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, (“Senn Delaney”), whose consolidated financial statements reflect total assets and revenue constituting 14% and 0% respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2012. As permitted by the SEC, management has elected to exclude Senn Delaney from management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2012. Accordingly our audit did not include the internal control over financial reporting at Senn Delaney.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Chicago, Illinois

March 15, 2013

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$117,605	$185,390
Restricted cash	199	440
Accounts receivable, net	69,107	69,081
Other receivables	10,288	9,404
Prepaid expenses	14,167	16,551
Other current assets	1,366	1,382
Income taxes recoverable	5,651	19,866
Deferred income taxes	7,899	8,211

Total current assets	226,282	310,325

Non-current assets:
Property and equipment, net	42,362	44,781
Restricted cash	7,968	1,470
Assets designated for retirement and pension plans	22,763	22,883
Investments	11,902	9,868
Other non-current assets	5,301	6,480
Goodwill	120,940	90,696
Other intangible assets, net	32,020	2,556
Deferred income taxes	25,454	26,506

Total non-current assets	268,710	205,240

Total assets	$494,992	$515,565

Current liabilities:
Accounts payable	$8,657	$9,157
Accrued salaries and employee benefits	102,597	131,697
Other current liabilities	40,390	39,362
Income taxes payable	709	4,868
Deferred income taxes	43	6

Total current liabilities	152,396	185,090

Non-current liabilities:
Retirement and pension plans	37,247	31,747
Other non-current liabilities	56,943	47,396
Deferred income taxes	59	37

Total non-current liabilities	94,249	79,180

Total liabilities	246,645	264,270

Commitments and contingencies (Note 22)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2012 and 2011	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 17,993,652 and 17,870,236 shares outstanding at December 31, 2012 and 2011, respectively	196	196
Treasury stock at cost, 1,592,125 and 1,715,541 shares at
December 31, 2012 and 2011, respectively	(52,523)	(58,690)
Additional paid in capital	234,010	238,523
Retained earnings	51,704	55,029
Accumulated other comprehensive income	14,960	16,237

Total stockholders’ equity	248,347	251,295

Total liabilities and stockholders’ equity	$494,992	$515,565

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Revenue before reimbursements (net revenue)	$443,777	$527,793	$493,091
Reimbursements	21,304	26,187	20,145

Total revenue	465,081	553,980	513,236
Operating expenses (income):
Salaries and employee benefits	309,502	372,406	340,178
General and administrative expenses	113,826	123,592	130,622
Other charges	—	—	4,218
Reimbursed expenses	21,304	26,187	20,145
Restructuring charges	810	16,344	1,621
Impairment charges	—	26,366	—
Other operating income	—	—	(1,072)

Total operating expenses	445,442	564,895	495,712

Operating income (loss)	19,639	(10,915)	17,524

Non-operating income (expense):
Interest income, net	1,118	1,402	813
Other, net	(495)	(5,262)	(1,389)

Net non-operating income (expense)	623	(3,860)	(576)

Income (loss) before income taxes	20,262	(14,775)	16,948
Provision for income taxes	14,022	18,947	9,455

Net income (loss)	6,240	(33,722)	7,493

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(467)	(1,282)	2,859
Unrealized gains (loss) on available-for-sale investments	1,091	(104)	706
Pension adjustment	(1,901)	(615)	(1,055)

Other comprehensive income (loss), net of tax	(1,277)	(2,001)	2,510

Comprehensive income (loss)	$4,963	$(35,723)	$10,003

Basic weighted average common shares outstanding	17,971	17,780	17,437
Diluted weighted average common shares outstanding	18,120	17,780	17,869

Basic earnings (loss) per common share	$0.35	$(1.90)	$0.43
Diluted earnings (loss) per common share	$0.34	$(1.90)	$0.42
Cash dividends paid per share	$0.65	$0.52	$0.52

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	19,586	$196	2,513	$(86,419)	$260,256	$101,091	$15,728	$290,852
Net income	—	—	—	—	—	7,493	—	7,493
Other comprehensive income, net of tax							2,510	2,510
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	8,552	—	—	8,552
Vesting of restricted stock units,net of tax witholdings	—	—	(473)	16,431	(21,060)	—	—	(4,629)
Re-issuance of treasury stock	—	—	(13)	439	(139)	—	—	300
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,114)	—	(9,114)
Dividend equivalents on restricted stock units	—	—	—	—	—	(414)	—	(414)
Tax deficit related to stock-based compensation	—	—	—	—	(1,008)	—	—	(1,008)

Balance at December 31, 2010	19,586	196	2,027	(69,549)	246,601	99,056	18,238	294,542
Net loss	—	—	—	—	—	(33,722)	—	(33,722)
Other comprehensive loss, net of tax							(2,001)	(2,001)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	5,664	—	—	5,664
Vesting of restricted stock units,net of tax witholdings	—	—	(293)	10,204	(12,979)	—	—	(2,775)
Re-issuance of treasury stock	—	—	(19)	655	(280)	—	—	375
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,277)	—	(9,277)
Dividend equivalents on restricted stock units	—	—	—	—	—	(1,028)	—	(1,028)
Tax deficit related to stock-based compensation	—	—	—	—	(483)	—	—	(483)

Balance at December 31, 2011	19,586	196	1,715	(58,690)	238,523	55,029	16,237	251,295
Net income	—	—	—	—	—	6,240	—	6,240
Other comprehensive loss, net of tax							(1,277)	(1,277)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	4,199	—	—	4,199
Vesting of restricted stock units,net of tax witholdings	—	—	(184)	6,344	(7,997)	—	—	(1,653)
Purchases of treasury stock			88	(1,123)				(1,123)
Re-issuance of treasury stock	—	—	(27)	946	(496)	—	—	450
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,362)	—	(9,362)
Dividend equivalents on restricted stock units	—	—	—	—	—	(203)	—	(203)
Tax deficit related to stock-based compensation	—	—	—	—	(219)	—	—	(219)

Balance at December 31, 2012	19,586	$196	1,592	$(52,523)	$234,010	$51,704	$14,960	$248,347

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows - operating activities:
Net income (loss)	$6,240	$(33,722)	$7,493
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,801	10,263	11,584
Write-off of investment	—	2,810	—
Deferred income taxes	2,331	10,571	7,093
Net realized (gains) losses on investments	(2)	211	1,509
Stock-based compensation expense	4,199	5,503	7,765
Other operating income	—	—	(1,072)
Impairment charges	—	26,366	—
Restructuring charges	810	16,344	1,621
Cash paid for restructuring charges	(9,128)	(7,491)	(3,439)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	6,288	10,819	(17,211)
Accounts payable	(471)	(732)	2,203
Accrued expenses	(21,755)	5,960	65,162
Income taxes recoverable (payable), net	10,182	(6,886)	3,726
Retirement and pension plan assets and liabilities	1,594	667	(483)
Prepayments	2,897	(1,186)	672
Other assets and liabilities, net	(1,493)	5,277	(2,329)

Net cash provided by operating activities	12,493	44,774	84,294

Cash flows - investing activities:
Restricted cash	(6,230)	83	2,620
Acquisition of business and earnout payments, net of cash acquired	(52,733)	(3,930)	(554)
Capital expenditures	(7,504)	(18,016)	(17,564)
Purchases of available for sale investments	(1,121)	(986)	(1,046)
Proceeds from sale of available for sale investments	137	83	292
Loan to equity method investment	—	(1,008)	—
Other, net	200	74	—

Net cash used in investing activities	(67,251)	(23,700)	(16,252)

Cash flows - financing activities:
Cash dividends paid	(11,991)	(9,723)	(9,696)
Payment of employee tax withholdings on equity transactions	(1,653)	(2,853)	(4,585)
Purchases of treasury stock	(1,123)	—	—
Acquisition earnout payments	(381)	—	—

Net cash used in financing activities	(15,148)	(12,576)	(14,281)

Effect of exchange rates fluctuations on cash and cash equivalents	2,121	(4,232)	4,333

Net increase (decrease) in cash and cash equivalents	(67,785)	4,266	58,094

Cash and cash equivalents at beginning of period	185,390	181,124	123,030

Cash and cash equivalents at end of period	$117,605	$185,390	$181,124

Supplemental disclosures of cash flow information
Cash paid for
Gross income taxes	$8,191	$14,010	$5,520
Interest	$21	$4	$10

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

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2012, the Company had no significant concentrations of risk.

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

Investments

The Company’s investments consist primarily of available-for-sale investments within the U.S. non-qualified deferred compensation plan (the “Plan”) and warrants for equity securities in client companies classified as derivative instruments, cost method investments or available-for-sale investments.

Available-for-sale investments are reported at fair value with changes in unrealized gains (losses) recorded as a separate component of accumulated other comprehensive income in the Consolidated Balance Sheets until realized. Realized gains (losses) resulting from an employee’s termination from the Plan are recorded as a non-operating income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Other intangible assets include client relationships, trade name, software, employee non-compete agreements, and candidate database. The Company performs assessments of the carrying value of goodwill at least annually and of its goodwill and other intangible assets whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology.

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

Restructuring Charges

The Company accounts for restructuring charges by recognizing a liability at fair value.

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

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its Consolidated Statements of Comprehensive Income (Loss).

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

Recently Adopted Financial Accounting Standards

On January 1, 2012 the Company adopted the Financial Accounting Standards Board’s (“FASB”) guidance to increase the prominence of other comprehensive income within the financial statements. The guidance requires entities to present the components of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to only present other comprehensive income within the statement of stockholders’ equity was eliminated. The standard also requires a company to present reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and comprehensive income are presented. The Company has presented the components of net income and other comprehensive income in a single continuous statement. The reclassification adjustments were not material.

On January 1, 2012, the FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. The adoption of this standard did not have a significant impact on the Company’s operations.

Recently Issued Financial Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

3. Allowance for Doubtful Accounts

The following table summarizes the activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2012	2011	2010
Balance at January 1,	$3,805	$6,589	$4,854
Provision (benefit) charged to income	2,175	(558)	3,305
Write-offs	(1,281)	(2,288)	(1,447)
Currency	99	62	(123)

Balance at December 31,	$4,798	$3,805	$6,589

4. Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2012	2011
Leasehold improvements	$44,043	$42,789
Office furniture, fixtures and equipment	24,067	24,602
Computer equipment and software	39,052	45,270

Property and equipment, gross	107,162	112,661
Accumulated depreciation	(64,800)	(67,880)

Property and equipment, net	$42,362	$44,781

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $10.2 million, $9.1 million, and $9.6 million, respectively.

5. Restricted Cash

The Company had $8.2 million and $1.9 million of restricted cash at December 31, 2012 and 2011, respectively. The restricted cash at December 31, 2012 consists of $6.5 million for a retention escrow associated with the Senn Delaney acquisition, which will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition (See Note 9, Acquisitions). Additionally, $1.7 million and $1.9 million of restricted cash at December 31, 2012 and 2011, respectively, is in support of lease guarantees. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2018.

6. Investments

The components of the Company’s investments are as follows:

	December 31,
	2012	2011
U.S. non-qualified deferred compensation plan	$11,401	$9,313
Warrants and equity securities	501	555

Total	$11,902	$9,868

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $9.3 million and $8.3 million as of December 31, 2012 and 2011, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2012
U.S. non-qualified deferred compensation plan	$11,401	$—	$—	$11,401
Assets designated for retirement and pension plans	—	24,096	—	24,096

	$11,401	$24,096	$—	$35,497

At December 31, 2011
U.S. non-qualified deferred compensation plan	$9,313	$—	$—	$9,313
Assets designated for retirement and pension plans	—	24,240	—	24,240

	$9,313	$24,240	$—	$33,553

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs, except those noted in the table above. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2012 and 2011 based upon the short-term nature of the assets and liabilities.

8. Other Non-Current Assets

The components of the Company’s other non-current assets are as follows:

	December 31,
	2012	2011
Deferred compensation	$2,747	$4,345
Prepaid rent	2,100	2,075
Other	454	60

Total other non-current assets	$5,301	$6,480

9. Acquisition

Senn-Delaney Leadership Consulting Group, LLC

On December 31, 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The Company expects to pay $15.0 million of additional cash consideration based on the realization of specific earnings milestones achieved in the next three years. The Company also paid $6.5 million for a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. This will be recognized as compensation expense on a straight-line basis over the three-year service period. The transaction was financed with existing cash, however, on January 31, 2013 the Company added a term loan facility to an existing credit agreement and borrowed $40 million (See Note 23, Subsequent Events). Included in general and administrative expenses is $1.7 million of acquisition related costs incurred during the fourth quarter of 2012. All 100 of the Senn Delaney employees who were offered employment accepted and joined the Company. This acquisition is a significant milestone in the Company’s strategy to build the premier professional services firm focused on serving the leadership needs of the world’s top organizations. Culture shaping is a service that appeals directly to the Company’s target market—C-suite and Board-level executives—making it a highly complementary offering to the Company’s premium Executive Search and Leadership Consulting services. Additionally, Senn Delaney will gain access to the resources and global reach of the Company’s platform, which the Company believes will accelerate its growth.

Since the acquisition occurred on December 31, 2012, there are no results of operations of the acquired business included in the Company’s consolidated financial statements other than the preliminary purchase price allocation. The preliminary purchase price allocation and the resulting goodwill recorded at December 31, 2012 could change as a result of the finalization of items such as working capital adjustments and income taxes.

The following table summarizes the preliminary purchase price allocation:

Assets acquired:
Cash	$775
Accounts receivable	6,273
Fixed assets	1,769
Other assets	428
Intangible assets	30,100
Goodwill	29,707

Total assets	$69,052

Liabilities assumed:
Accounts payable and accrued expenses	1,694
Deferred revenue	3,600
Earnout	9,900

Total liabilities	$15,194

Net assets acquired	$53,858

The net assets of $53.9 million were acquired through a $53.5 million cash payment at closing plus and an estimated working capital adjustment of $0.4 million that will be paid in 2013.

The following table summarizes the pro forma results of operations for 2012 and 2011 as though the business combination had been completed at the beginning of these years:

	2012	2011
Net revenue (1)	$473,972	$548,959
Operating income (2)	15,152	(21,508)
Net income (3)	3,100	(40,603)
Basic earnings per common share	0.17	(2.28)
Diluted earnings per common share	0.17	(2.28)

In addition to the underlying results of Senn Delaney, purchase accounting adjustments include the following:

(1)	An adjustment to deferred revenue which reduces the amount of revenue provided by Senn Delaney in only the first year of the combination by $4.5 million.
(2)	Intangible amortization of $5.0 million and $5.5 million for 2012 and 2011, respectively, which will decrease over the five to fifteen year amortization periods. Compensation expense of $2.3 million for 2012 and 2011, associated with the retention awards for certain key executives of Senn Delaney. Accretion expense of $1.7 million and $2.1 million, respectively, related to the estimated earnout payments that will be made over a three-year period based on upon the achievement of the currently estimated earnings milestones.
(3)	Interest expense of $0.7 million and $0.9 million, in 2012 and 2011, respectively, associated with the Term Facility that was taken out on January 31, 2013 (See Note 23, Subsequent Event) to fund the acquisition. The Term Facility will be amortized over a five-year period.

Bell McCaw Bampflyde Limited

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand for 0.8 million New Zealand dollars (equivalent to $0.7 million at December 31, 2012) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. Bell McCaw

Bampflyde Limited is eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. As a result, the Company accrued 1.4 million New Zealand dollars (equivalent to $1.2 million at December 31, 2012), representing the estimated fair value of future earnout payments as of the acquisition date. The Company had $0.4 million of earnout payments accrued at December 31, 2012. As part of the purchase price allocation, the Company recorded 0.2 million New Zealand dollars (equivalent to $0.2 million at December 31, 2012) of property and equipment, and 2.0 million New Zealand dollars (equivalent to $1.7 million at December 31, 2012) of goodwill. There were no intangibles recorded as part of this acquisition.

Ray & Berndtson Sp. z o. o

In February 2009, the Company acquired Ray & Berndtson Sp. z o. o (“Ray & Berndtson”), a retained executive search firm in Warsaw, Poland, for $2.7 million of initial consideration, pursuant to a stock purchase, which was funded from existing cash. Ray & Berndtson was eligible to receive earnout payments based on the achievement of certain revenue metrics in 2009, 2010, and 2011. As a result, as of the acquisition date, the Company accrued €1.8 million (equivalent to $2.4 million at December 31, 2012) representing the estimated fair value of the future earnout payments. Additionally, the Company recorded $4.2 million of goodwill, $0.7 million of identifiable intangible assets, $0.3 million of assets and assumed $0.1 million of liabilities.

As a result of significantly lower than expected 2009 revenue production from the consultants acquired and uncertainty regarding future performance, the Company performed a fair value assessment of the future earnout payments under the purchase agreement. This assessment resulted in a $1.7 million reduction to the original earnout accrual in 2009. Additionally, the deterioration in business performance in 2009 triggered a review of the client relationship intangible assets associated with this acquisition, resulting in an impairment charge in the European region of $0.2 million during 2009. As a result of continued lower than expected 2010 revenue production from consultants acquired and uncertainty regarding future performance, the Company performed a second fair value assessment which resulted in a $1.1 million adjustment in 2010. Under the acquisition method of accounting for business combinations, the Company recognized the 2010 and 2009 fair value adjustments as other operating income in the Consolidated Statement of Comprehensive Income (Loss). As of December 31, 2011 and 2012 there were no goodwill, intangible assets, or earnout accruals recorded related to the Ray & Berndtson acquisition.

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

For the acquisitions noted above, the Company used the purchase method of accounting for IronHill and the acquisition accounting method for business combinations for Ray & Berndtson, Bell McCaw Bampflyde Limited, and Senn Delaney. The results of operations of these entities have been included in the consolidated financial statements since their respective acquisition dates. Additionally, none of these acquisitions, except Senn Delaney, are considered material to the Company, and, therefore, pro-forma information has not been presented.

10. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2009	$78,755	$24,270	$5,985	$109,010
Bell McCaw Bampflyde Limited acquisition	—	—	1,386	1,386
Exchange rate fluctuations	234	(1,288)	546	(508)

Balance at December 31, 2010	78,989	22,982	7,917	109,888
Goodwill impairment	—	(23,507)	—	(23,507)
Iron Hill earnout adjustment	3,930	—	—	3,930
Exchange rate fluctuations	(105)	525	(35)	385

Balance at December 31, 2011	82,814	—	7,882	90,696
Senn-Delaney acquisition	25,892	3,815	—	29,707
Exchange rate fluctuations	127	—	410	537

Balance at December 31, 2012	$108,833	$3,815	$8,292	$120,940

The Company recorded $29.7 million of goodwill, substantially all of which is expected to be deductible for income tax purposes related to the acquisition of Senn Delaney as discussed in Note 9, Acquisitions, and has allocated these amounts to the Americas and Europe based on their respective valuations. The preliminary purchase price allocation and the resulting goodwill recorded at December 31, 2012 could change as a result of the finalization of purchase price accounting adjustments. The Company does not believe these changes would be material.

During the 2012 fourth quarter, the Company conducted a goodwill impairment evaluation as of October 31, 2012. The goodwill impairment evaluation is performed using a two-step, fair value based test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step 1. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of the Company’s reporting units as defined in the accounting standard for goodwill and intangible assets. The Company operates its executive search and leadership consulting services in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East. The Americas is comprised of the Company’s North America and Latin America operations. These geographic regions are also considered to be the Company’s reporting units as follows: Americas, Europe and Asia Pacific.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared assets and liabilities, historical and projected performance of the Company’s reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of the Company’s reporting units.

The key assumptions used in the determination of fair value were (1) the volatility in current economic conditions; (2) a forecast of growth in the near term; (3) improved profit margin expectations; and (4) other factors. Based on the result of the first step of this goodwill impairment analysis, the fair values of the Americas and Asia Pacific reporting units exceeded their carrying values by 66%, and 34%, respectively. Since the fair value of the reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

As a result of the restructuring initiatives in 2011, which primarily related to Europe and the volatility associated with the economic outlook for Europe, including the political and economic uncertainty in the region, the Company conducted a goodwill impairment evaluation as of September 30, 2011. As a result of the fair value of the Europe reporting unit not exceeding its carrying amount, the second step of the impairment evaluation was performed. Based on the results of the second step of the impairment evaluation, the Company determined the goodwill within the Europe reporting unit was impaired, which resulted in a non-cash impairment charge of $23.5 million in 2011, to write-off all of the goodwill in the Europe reporting unit. No impairment was noted during the annual impairment test conducted as of October 31, 2011.

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

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31,
		2012			2011
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.6	$23,143	$(8,323)	$14,820	$10,208	$(7,877)	$2,331
Trade name	15.0	9,400	—	9,400	—	—	—
Software	7.0	7,200	—	7,200	—	—	—
Non compete	5.0	600	—	600	—	—	—
Candidate database	—	—	—	—	1,800	(1,575)	225

Total intangible assets	10.0	$40,343	$(8,323)	$32,020	$12,008	$(9,452)	$2,556

During 2012, the Company recorded $30.1 million of intangible assets in conjunction with the acquisition of Senn Delaney, and has allocated these amounts to the Americas and Europe based on their respective valuations. The intangible assets consist of client relationships of $12.9 million amortized over 8 years, trade name of $9.4 million amortized over 15 years, software of $7.2 million amortized over 7 years, and non-compete agreements of $0.6 million amortized over 5 years. Client relationships, trade name and non compete agreements are amortized using the cash flow method, while software is amortized using the straight-line method of amortization.

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

As a result of the departure of certain consultants during the second quarter of 2010 and post-acquisition performance associated with the Company’s 2008 acquisitions of Schwab Enterprise, LLC and 75 Search Partners, LLC, and 2009 acquisition of Ray and Berndtson, the Company performed analyses of the remaining client relationship intangible assets related to these acquisitions. Based on these analyses, the Company recorded impairment charges of $0.5 million in the Americas region and $0.2 million in the European region during the second quarter of 2010 which are included in general and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2010.

Intangible asset amortization expense for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $1.1 million and $1.3 million, respectively. The estimated intangible amortization expense is $5.8 million for fiscal year 2013, $5.4 for fiscal year 2014, $4.6 million for fiscal year 2015, $4.4 million for fiscal year 2016 and $3.6 million for fiscal year 2017. The estimated intangible amortization expense for 2013-2017 is higher than previous years as a result of the intangible assets acquired through the Senn Delaney acquisition (See Note 9, Acquisitions). These amounts are based on intangible assets recorded as of December 31, 2012, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

11. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	December 31, 2012	December 31, 2011
Deferred revenue	$23,271	$16,824
Accrued restructuring	874	8,881
Other	16,245	13,657

Total other current liabilities	$40,390	$39,362

The components of other non-current liabilities are as follows:

	December 31, 2012	December 31, 2011
Accrued salaries and employee benefits	$27,023	$26,503
Premise related costs	16,163	16,763
Earnout payments	9,900	348
Other	3,857	3,782

Total other non-current liabilities	$56,943	$47,396

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

There were no borrowings made or outstanding during the years ended December 31, 2012 or 2011. During 2012 and 2011, the Company was in compliance with the financial and other covenants under the Agreement and no event of default existed. On January 31, 2013, the Company entered into an Amendment and Restatement Agreement which amended and restated the Agreement (See Note 23, Subsequent Events).

13. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar for dollar basis per participant up to the greater of $4,750, or 4.0%, of eligible compensation for the year ended December 31, 2012. The Company matched employee contributions up to the greater of $4,500, or 3.5%, of eligible compensation for the year ended December 31, 2011, and up to the greater of $4,000, or 3%, of eligible compensation for the year ended December 31, 2010. Employees are eligible for the Company match after satisfying a one year service requirement provided that they are working on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2012, 2011 and 2010. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $2.2 million and $1.8, respectively.

Through September 30, 2004, the Plan allowed participants the option of having their account balances or portions thereof invested in the Company’s common stock. As of October 1, 2004, participants were no longer allowed the option of purchasing the Company’s common stock under the Plan. However, those participants who held the Company’s common stock were allowed to maintain their shares. Effective November 30, 2011, the Company’s stock fund in the Plan was closed, and the remaining balances were transferred to other available funds. At December 31, 2012 and 2011, the Plan did not hold any shares of the Company’s common stock.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material, and, therefore additional disclosure has not been presented. The balances associated with these plans have been reported in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010 and in the Consolidated Balance Sheets as of December 31, 2012 and 2011.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, which included a Company stock fund that was liquidated on November 30, 2011. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2012 and 2011, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $9.3 million and $7.6 million, at December 31, 2012 and 2011, respectively. The assets of the plan are included in investments and the liabilities of the plan are included in retirement and pension plans in the Consolidated Balance Sheets at December 31, 2012 and 2011.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles, which included a Company stock fund that was liquidated on November 30, 2011. As of December 31, 2012 and 2011, the total amounts deferred under the plan were $2.1 million and $1.7 million, respectively, all of which was funded. The assets of the plan are included in investments and the liabilities of the plan are included in retirement and pension plans in the Consolidated Balance Sheets at December 31, 2012 and 2011.

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

The following tables reconcile the benefit obligation for the pension plan:

	2012	2011
Benefit obligation at January 1,	$23,187	$23,406
Service cost	147	150
Interest cost	1,042	1,212
Actuarial gain	2,865	529
Benefits paid	(1,240)	(1,354)
Cumulative translation adjustment	485	(756)

Benefit obligation at December 31,	$26,486	$23,187

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2012	2011
Current liabilities	$1,333	$1,357
Noncurrent liabilities	25,153	21,830

Total	$26,486	$23,187

The accumulated benefit obligation amounts at December 31, 2012 and 2011 are $26.5 million and $23.1 million, respectively.

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2012	2011	2010
Net period benefit cost:
Service cost	$147	$150	$129
Interest cost	1,042	1,212	1,148
Amortization of net gain	(47)	(368)	(624)

Net periodic benefit cost	$1,142	$994	$653

Weighted average assumptions
Discount rate (1)	4.65%	5.10%	5.25%
Rate of compensation increase	1.75%	1.75%	1.75%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2012	2011	2010
Discount rate (1)	3.15%	4.65%	5.10%
Rate of compensation increase	1.75%	1.75%	1.75%
Measurement Date	12/31/2012	12/31/2011	12/31/2010

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in accumulated other comprehensive income as of December 31, 2012 and 2011 that had not yet been recognized as components of net periodic benefit cost were $0.5 million and $2.4 million, respectively. As of December 31, 2012, none of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2013.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Fair Value Measurements). The fair value at December 31, 2012 and 2011 was $24.1 million and $24.2 million, respectively. The expected contribution to be paid into the plan in 2013 is $1.3 million.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2012 and 2011, as a component of other current assets and assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Year ending December 31,
2013	$1,332,501
2014	1,631,713
2015	1,632,955
2016	1,632,004
2017	1,628,570
2018 through 2022	7,981,806

15. Stock-Based Compensation

GlobalShare Program

The Company’s 2007 Heidrick & Struggles GlobalShare Program (the “Prior Program”) provided for grants of stock options, stock appreciation rights, and other stock-based awards to directors, selected employees, and independent contractors. The Prior Program expired on May 24, 2012. Outstanding awards granted under the Prior Program remain outstanding and subject to the terms of the Prior Program and award agreements until such awards vest, are exercised, terminate or expire pursuant to their terms. As of December 31, 2012, there were 499,090 awards outstanding under the Prior Program, consisting of 64,812 stock options, 354,278 restricted stock units, and 80,000 performance stock units.

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

The total number of shares authorized or reserved for issuance under the 2012 Program is 1,300,000 shares (consisting of a number of shares not previously authorized for issuance under any plan, and the number of shares not subject to awards and remaining available for issuance under the Prior Program, as amended on April 2, 2012), plus any shares subject to the 671,528 outstanding awards as of April 2, 2012 under the Prior Program that on or after the effective date cease for any reason to be subject to such awards. Stock awards forfeited or cancelled under the Prior Program and the 2012 Program are eligible for reissuance under the 2012 Program. As of December 31, 2012, there were 1,382,416 shares remaining available for future awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2012	2011	2010
Total stock-based compensation expense included in operating income (loss)	$4,199	$5,503	$7,765
Income tax benefit related to stock-based compensation included in net income (loss)	1,705	2,247	3,106

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2009	1,214,520	$30.73
Granted	297,183	26.62
Vested and converted to common stock	(637,693)	34.44
Forfeited	(160,616)	27.03

Outstanding on December 31, 2010	713,394	26.52
Granted	224,583	24.42
Vested and converted to common stock	(403,562)	28.47
Forfeited	(44,695)	26.16

Outstanding on December 31, 2011	489,720	23.99
Granted	123,951	19.84
Vested and converted to common stock	(211,616)	22.35
Forfeited	(40,277)	24.85

Outstanding on December 31, 2012	361,778	23.43

As of December 31, 2012, there was $4.1 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.5 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three year period. The vesting will vary between 0% - 200% based on the attainment of operating income goals over the 3 year vesting period. The performance stock units are expensed on a straight-line basis over the 3 year vesting period.

Performance share unit activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Performance Share Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2009	104,023	$17.85
Granted	62,760	28.28
Vested and converted to common stock	—	—
Forfeited	(54,260)	21.23

Outstanding on December 31, 2010	112,523	22.03
Granted	51,049	27.18
Vested and converted to common stock	—	—
Forfeited	(23,342)	23.45

Outstanding on December 31, 2011	140,230	23.67
Granted	50,315	20.62
Vested and converted to common stock	(58,487)	18.07
Forfeited	(52,058)	26.89

Outstanding on December 31, 2012	80,000	23.75

As of December 31, 2012, there was $0.6 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.8 years.

16. Accumulated Other Comprehensive Income

Accumulated other comprehensive income , net of tax, includes net income (loss) and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports foreign currency translation gains and losses, unrealized gains and losses on available-for-sale investments and pension adjustments, as components of accumulated other comprehensive income, net of tax.

	December 31,
	2012	2011
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	$13,606	$14,073
Unrealized gain on available-for-sale investments	1,656	565
Pension adjustment	(302)	1,599

Total accumulated other comprehensive income	$14,960	$16,237

The Company recorded a deferred tax benefit related to the pension adjustment of $1.1 million, $0.3 million and $0.6 in 2012, 2011 and 2010, respectively.

17. Other Charges

The other charges of $4.2 million in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2010 consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of the Company’s lease obligations with its former London office which the Company vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee separated from the Company in 2006.

18. Restructuring and Impairment Charges

Restructuring Charges

In 2010, the Company recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reductions in the Company’s workforce of 19 employees globally and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment, the restructuring charges recorded in the year ended December 31, 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support.

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

In 2012, the Company recorded restructuring charges of $0.8 million in Europe, related to adjustments associated with the Company’s 2011 restructuring plan. These charges consist of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise-related costs.

The accrued restructuring charges at December 31, 2012 and 2011, which are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets, consist of employee-related costs that require cash payments based on severance arrangements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at December 31, 2012 will be $0.9 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Impairment Charges

As a result of the Company’s restructuring initiatives that occurred during the fourth quarter of 2011, which primarily related to Europe and the volatility associated with the economic outlook for Europe, including the political and economic uncertainty in the region, the Company conducted a goodwill impairment evaluation during the third quarter of 2011. Based on the evaluation, the Company determined that the goodwill within the Europe reporting unit was impaired, which resulted in a non-cash impairment charge of $23.5 million in 2011, to write-off all of the goodwill in the Europe reporting unit (See Note 10, Goodwill and Other Intangible Assets).

In connection with the goodwill impairment evaluation discussed above, the Company also performed an evaluation of its intangible assets during the third quarter of 2011. Based on this evaluation, the Company recorded an impairment charge related to its client relationship intangible assets in Europe of $2.5 million and the Americas of $0.4 million in 2011.

The table below outlines the restructuring and impairment charges along with related cash payments for each of the years in the three-year period ended December 31, 2012:

	Restructuring
	Employee Related	Office Related	Impairment	Total
Accrual balance at December 31, 2009	$1,527	$2,741	$—	$4,268
Restructuring charges	580	1,041	—	1,621
Cash payments	(1,745)	(1,694)	—	(3,439)
Exchange rate fluctuations	(47)	(6)	—	(53)

Accrual balance at December 31, 2010	315	2,082	—	2,397
Restructuring charges	14,264	2,080	—	16,344
Impairment charges	—	—	26,366	26,366
Cash payments	(6,925)	(566)	—	(7,491)
Non cash write-offs	—	(1,044)	(26,366)	(27,410)
Other	498	—	—	498
Exchange rate fluctuations	(488)	(40)	—	(528)

Accrual balance at December 31, 2011	7,664	2,512	—	10,176
Restructuring charges	1,099	(289)	—	810
Cash payments	(8,201)	(927)	—	(9,128)
Non cash write-offs	—	(82)	—	(82)
Exchange rate fluctuations	(52)	6	—	(46)

Accrual balance at December 31, 2012	$510	$1,220	$—	$1,730

19. Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2012	2011	2010
United States	$32,030	$7,104	$4,396
Foreign	(11,768)	(21,879)	12,552

Income (loss) before income taxes	$20,262	$(14,775)	$16,948

The provision for (benefit from) income taxes are as follows:

	December 31,
	2012	2011	2010
Current
Federal	$4,287	$2,777	$(6,479)
State and local	2,392	1,356	327
Foreign	5,278	4,512	8,903
Deferred	2,065	10,302	6,704

Total provision for income taxes	$14,022	$18,947	$9,455

A reconciliation of the provision for (benefit from) income taxes to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	December 31,
	2012	2011	2010
Income tax provision (benefit) at the statutory U.S. federal rate	$7,092	$(5,171)	$5,932
State income tax provision, net of federal tax benefit	1,930	1,497	513
Nondeductible expenses	1,600	6,728	1,936
Foreign tax higher (lower) than U.S. (includes current year un-benefited losses in foreign entities with established valuation allowances)	4,032	4,641	2,367
Goodwill impairment	—	7,590	—
Establishment/(release) of valuation allowance	(3,119)	3,493	2,078
Change in uncertain tax positions	619	55	(3,079)
U.S. tax on foreign dividends	1,215	—	379
Other, net	653	114	(671)

Total provision for income taxes	$14,022	$18,947	$9,455

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2012	2011
Deferred tax assets attributable to:
Receivable allowances	$1,531	$1,527
Accrued vacation	2,256	2,312
Accrued bonuses	3,339	5,072
Liability for nonqualified retirement plans	5,559	4,501
Accrued compensation-restricted stock units	2,202	1,515
Accrued rent	4,618	4,401
Foreign net operating loss carryforwards	26,836	21,615
Accrued restructuring charges	676	1,647
Unrealized loss on equity and warrant portfolio	365	375
Deferred compensation	12,598	10,763
Foreign tax credit carryforwards	12,287	16,630
U.S. state net operating loss carryforwards	609	609
U.S. capital loss carryforward	1,188	1,252
Other accrued expenses	4,820	4,589

Deferred tax assets, before valuation allowance	78,884	76,808

Valuation allowance	(28,666)	(27,080)

Deferred tax assets, after valuation allowance	50,218	49,728

Deferred tax liabilities attributable to:
Prepaid expenses	590	585
Depreciation on property and equipment	3,715	2,446
Goodwill	10,810	9,845
Other	1,852	2,178

Deferred tax liabilities	16,967	15,054

Net deferred tax assets	$33,251	$34,674

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

The valuation allowance increased from $27.1 million at December 31, 2011 to $28.7 million at December 31, 2012. The valuation allowance at December 31, 2012 relates to foreign net operating loss carryforwards, certain foreign deferred tax assets, and U.S. capital loss carryforward. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2012, the Company had a net operating loss carryforward of $96.3 million and $7.5 million related to its foreign and U.S. state tax filings, respectively. Of the $96.3 million net operating loss carryforward, $78.3 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also had a foreign tax credit carryforward of $12.3 million, expiring in 2017 through 2020. Additionally, the Company had U.S. capital loss carryforwards of $1.2 million that may be carried forward two years.

As of December 31, 2012, the Company had unremitted earnings held in its foreign subsidiaries of approximately $70.7 million. The Company did not recognize a deferred tax liability for U.S. income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes; however, is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of January 1, 2012, the Company had $0.4 million of unrecognized tax benefits. As of December 31, 2012 the Company had $0.5 million of unrecognized tax benefits of which, if recognized, approximately $0.3 million, net of federal tax benefits, would be recorded as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2012	2011	2010
Gross unrecognized tax benefits at January 1,	$432	$972	$3,850
Gross increases for tax positions of prior years	689	10	76
Gross decreases for tax positions of prior years	—	(6)	(18)
Settlements	(494)	(534)	(2,814)
Lapse of statute of limitations	(93)	(10)	(122)

Gross unrecognized tax benefits at December 31,	$534	$432	$972

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2009 through 2011 are subject to examination by the federal and state taxing authorities. There are certain foreign jurisdictions that are subject to examination for years prior to 2009. The Company is not presently under examination in any major tax jurisdiction.

The Company is currently under audit by some U.S. state and foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. Additionally, there are several statutes of limitation expected to close within the next 12 months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2013.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are $0.4 million as of December 31, 2012.

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

By segment, the restructuring charges recorded in 2012 were $0.8 million in Europe, related to adjustments associated with the Company’s 2011 restructuring plan. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific and $2.2 million in Global Operations Support; and the impairment charges recorded in 2011 were $26.0 million in Europe and $0.4 million in the Americas. By segment, the restructuring charges recorded in 2010 were $1.0 million in the Americas, $0.3 million in Europe region, and $0.3 million in Global Operations Support. The other operating income of $1.1 million in 2010 was recorded in Europe.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Americas	$254,395	$286,503	$255,690
Europe	99,004	132,722	127,267
Asia Pacific	90,378	108,568	110,134

Revenue before reimbursements (net revenue)	443,777	527,793	493,091
Reimbursements	21,304	26,187	20,145

Total	$465,081	$553,980	$513,236

Operating income (loss):
Americas	$61,554	$60,612	$40,307
Europe	3,038	1,250	(604)
Asia Pacific	3,792	12,983	24,517

Total regions	68,384	74,845	64,220
Global Operations Support	(47,935)	(43,050)	(46,147)

Operating income before restructuring charges, impairment charges, and other operating income	20,449	31,795	18,073
Restructuring charges	(810)	(16,344)	(1,621)
Impairment charges	—	(26,366)	—
Other operating income	—	—	1,072

Total	$19,639	$(10,915)	$17,524

Depreciation and amortization:
Americas	$4,192	$4,852	$4,746
Europe	2,751	2,926	4,218
Asia Pacific	2,555	1,798	2,016

Total regions	9,498	9,576	10,980
Global Operations Support	1,303	687	604

Total	$10,801	$10,263	$11,584

Capital expenditures:
Americas	$2,770	$7,526	$5,600
Europe	1,441	5,373	9,917
Asia Pacific	2,550	2,420	1,862

Total regions	6,761	15,319	17,379
Global Operations Support	743	2,697	185

Total	$7,504	$18,016	$17,564

Certain prior year figures provided, within identifiable assets, have been adjusted to conform to the current year’s presentation.

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2012	2011
Identifiable assets:
Americas	$313,433	$307,398
Europe	88,198	99,895
Asia Pacific	87,770	102,980

Total regions	489,401	510,273
Global Operations Support	5,591	5,292

Total	$494,992	$515,565

Goodwill and other intangible assets, net:
Americas	$136,536	$85,028
Europe	7,865	—
Asia Pacific	8,559	8,224

Total	$152,960	$93,252

21. Guarantees

The Company has issued guarantees supporting the payment of office lease obligations of certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the term of the lease agreements, which extend through 2018. For each guarantee issued, should the subsidiary default on a lease payment, the Company would have to perform under the guarantee. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.7 million as of December 31, 2012. The Company has not accrued for these guarantee arrangements as no event of default exists.

22. Commitments and Contingencies

Operating Leases

The Company leases office space in 52 cities in 26 countries. The terms of these office-related leases provide that the Company pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2024. The Company also leases certain computer equipment and cars, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2012, 2011 and 2010 was $28.1 million, $32.7 million, and $35.5 million, respectively.

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2013	$30,432	$755	$31,187
2014	25,487	456	25,943
2015	22,299	260	22,559
2016	18,881	108	18,989
2017	15,579	10	15,589
Thereafter	70,802	—	70,802

Total	$183,480	$1,589	$185,069

The aggregate minimum future payments on office leases are $183.5 million. The Company has contractual arrangements to receive aggregate sublease income of $5.9 million related to certain leases that expire at various dates through 2016. This sublease income primarily relates to properties that were part of prior office consolidations and closings.

Certain leases provide for renewal options and payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

The Company has an obligation at the end of the lease term to return the office to the landlord in its original condition, which are recorded at fair value at the time the liability is incurred. The Company had $1.8 million and $2.3 million of asset retirement obligations as of December 31, 2012 and 2011, respectively.

Litigation

The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of the Company’s business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered by insurance. Based upon information currently available, the Company believes the ultimate resolution of such claims and litigation, including the “UK Employee Benefit Trust” matter discussed below, will not have a material adverse effect on its financial condition, results of operations or liquidity.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at December 31, 2012). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

23. Subsequent Event

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement, pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement dated as of June 22, 2011 (See Note 12, Line of Credit). Pursuant to the Agreement, the Credit Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013 the Company borrowed $40 million under the Agreement. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million commencing with a payment on June 30, 2013 and continuing on the last calendar day of every September, December, March and June thereafter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The other material terms of the Credit Agreement (as in effect prior to the Agreement) were not amended by the Agreement.

Subsequent to borrowing $40 million under the Agreement, the Company entered into an interest rate swap in order to swap floating rate LIBOR for a fixed interest rate. The Company pays a spread on top of this fixed rate which is dependent on the Company’s leverage ratio, calculated as defined within the Amendment and Restatement Agreement. The current fixed interest rate, inclusive of the spread, is 2.29%.

PART II (continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

(b) Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation excluded an assessment of internal control over financial reporting of Senn-Delaney Leadership Consulting Group, LLC, (“Senn Delaney”), which was acquired on December 31, 2012 and whose consolidated financial statements reflect total assets and revenue constituting 14% and 0% respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2012. As permitted by the SEC, management has elected to exclude Senn Delaney from management’s assessment of the effectiveness the Company’s internal control over financial reporting for the year ended December 31, 2012. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Other than changes resulting from the acquisition of Senn Delaney discussed above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K as of December 31, 2012, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the captions “Proposal I-Election of Class III Directors,” “Committees of the Board of Directors,” “Corporate Governance-Code of Ethics,” “Corporate Governance-Stockholder Recommendations for Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting of stockholders to be held on May 23, 2013 (the “2013 Proxy Statement”). The remaining information required by this Item is included in “Executive Officers” in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the discussion under the captions “Executive Compensation,” “Director Compensation” and “Human Resources and Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the caption “Voting Securities of Certain Beneficial Owners and Management” in our 2013 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2012, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our 2012 Heidrick & Struggles GlobalShare Program (See Note 15, Stock-Based Compensation).

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	506,590	(1)	$33.79	1,382,416
Equity compensation plans not approved stockholders	—		—	—

Total equity compensation plans	506,590		$33.79	1,382,416

(1)	Includes 361,778 restricted stock units, 80,000 performance stock units at their target levels and 64,812 options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the discussion under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 38.

2. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated June, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated June 22, 2011, filed on June 27, 2011)

10.02	Amendment and Restatement Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated January 31, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K, dated January 31, 2013)

10.03	Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007 (Incorporated by reference to Exhibit 10.04 of the Registrant’s From 10-K filed on February 28, 2008)

10.04	Amended and Restated Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 29, 2011, filed on January 5, 2012)**

10.05	Separation Agreement and General Release between Heidrick & Struggles International, Inc. and Scott J. Krenz dated April 22, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated April 27, 2011, filed April 27, 2011)**

10.06	Consulting Agreement between Heidrick & Struggles International, Inc. and Richard W. Pehlke dated May 16, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 1, 2011)**

10.07	Employment Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated August 15, 2011, filed August 16, 2011) **

10.08	Employment Agreement of S. John Kim (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed April 13, 2011)**

10.09	Employment Agreement of Stephen Beard (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 1, 2011)**

10.10	Employment Agreement of Timothy C. Hicks, dated March 7, 2012 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K filed on March 14, 2012)**

Exhibit No.	Description

10.11	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated, October 25, 2011, filed on October 25, 2011) **

10.12	2007 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 25, 2011)**

10.13	The Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008 (Incorporated by reference to Exhibit 10.20 of the Registrant’s From 10-K filed on February 27, 2009)**

10.14	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.15	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.16	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.17	Form of Non-Employee Director Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K filed on March 14, 2012)**

10.18	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 10, 2006)**

10.19	Heidrick & Struggles International, Inc. Deferred Compensation Plan for UK Employees (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))**

10.20	First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2008, filed on February 27, 2009)**

10.21	Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 10, 2006)**

10.22	Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012).**

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

***101	The following financial information from the Heidrick & Struggles International, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) related Footnotes to the Consolidated Financial Statements.

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/s/ RICHARD W. PEHLKE
Title	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2013.

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