Form 10-Q
period 2013-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2013-05-09
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 8, 2013, there were 18,057,941 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$85,660	$117,605
Restricted cash	194	199
Accounts receivable, less allowance for doubtful accounts of $4,949 and $4,798 at March 31, 2013 and December 31, 2012, respectively	78,827	69,107
Other receivables	10,498	10,288
Prepaid expenses	14,536	14,167
Other current assets	1,591	1,366
Income taxes recoverable	7,272	5,651
Deferred income taxes	6,549	7,899

Total current assets	205,127	226,282
Non-current assets:
Property and equipment, net	39,921	42,362
Restricted cash	7,985	7,968
Assets designated for retirement and pension plans	22,038	22,763
Investments	12,685	11,902
Other non-current assets	5,766	5,301
Goodwill	120,638	120,940
Other intangible assets, net	30,308	32,020
Deferred income taxes	25,102	25,454

Total non-current assets	264,443	268,710

Total assets	$469,570	$494,992

Current liabilities:
Current portion of debt	$6,000	$—
Accounts payable	7,581	8,657
Accrued salaries and employee benefits	44,152	102,597
Other current liabilities	45,927	40,390
Income taxes payable	1,468	709
Deferred income taxes	34	43

Total current liabilities	105,162	152,396
Non-current liabilities:
Non-current debt, less current maturities	34,000	—
Retirement and pension plans	37,308	37,247
Other non-current liabilities	48,152	56,943
Deferred income taxes	135	59

Total non-current liabilities	119,595	94,249

Total liabilities	224,757	246,645

Commitments and contingencies (Note 20)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2013 and December 31, 2012	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,057,941 and 17,993,652 shares outstanding at March 31, 2013 and December 31, 2012, respectively	196	196
Treasury stock at cost, 1,527,836 and 1,592,125 shares at March 31, 2013 and December 31, 2012, respectively	(50,367)	(52,523)
Additional paid in capital	232,086	234,010
Retained earnings	48,097	51,704
Accumulated other comprehensive income	14,801	14,960

Total stockholders’ equity	244,813	248,347

Total liabilities and stockholders’ equity	$469,570	$494,992

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Revenue before reimbursements (net revenue)	$102,978	$106,526
Reimbursements	4,330	5,792

Total revenue	107,308	112,318

Operating expenses:
Salaries and employee benefits	71,479	76,672
General and administrative expenses	31,110	26,365
Reimbursed expenses	4,330	5,792
Restructuring charges	—	303

Total operating expenses	106,919	109,132

Operating income	389	3,186

Non-operating income (expense):
Interest income, net	77	476
Other, net	(381)	826

Net non-operating income (expense)	(304)	1,302

Income before income taxes	85	4,488
Provision for income taxes	1,300	3,809

Net income (loss)	(1,215)	679

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(490)	583
Unrealized loss on cash flow hedge	(120)	—
Unrealized gains on available-for-sale investments	451	601

Other comprehensive income (loss), net of tax	(159)	1,184

Comprehensive income (loss)	$(1,374)	$1,863

Basic weighted average common shares outstanding	18,010	17,902
Diluted weighted average common shares outstanding	18,010	18,173

Basic earnings per common share	$(0.07)	$0.04
Diluted earnings per common share	$(0.07)	$0.04
Cash dividends paid per share	$—	$0.13

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	19,586	$196	1,592	$(52,523)	$234,010	$51,704	$14,960	$248,347
Net loss	—	—	—	—	—	(1,215)	—	(1,215)
Other comprehensive income, net of tax							(159)	(159)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	1,011	—	—	1,011
Vesting of restricted stock units, net of tax witholdings	—	—	(64)	2,156	(2,518)	—	—	(362)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,348)	—	(2,348)
Dividend equivalents on restricted stock units	—	—	—	—	—	(44)	—	(44)
Tax deficit related to stock-based compensation	—	—	—	—	(417)	—	—	(417)

Balance at March 31, 2013	19,586	$196	1,528	$(50,367)	$232,086	$48,097	$14,801	$244,813

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows—operating activities:
Net income (loss)	$(1,215)	$679
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,145	2,778
Deferred income taxes	1,091	911
Stock-based compensation expense	1,011	1,351
Restructuring charges	—	303
Cash paid for restructuring charges	(313)	(3,754)
Changes in assets and liabilities:
Trade and other receivables	(10,942)	(8,263)
Accounts payable	(789)	45
Accrued expenses	(61,246)	(91,003)
Income taxes recoverable (payable), net	(803)	17
Retirement and pension assets and liabilities	508	773
Prepayments	(546)	(1,483)
Other assets and liabilities, net	39	(1,428)

Net cash used in operating activities	(69,060)	(99,074)

Cash flows—investing activities:
Restricted cash	(26)	231
Capital expenditures	(945)	(2,350)
Purchases of available for sale investments	(476)	(821)
Proceeds from sales of available for sale investments	31	48

Net cash used in investing activities	(1,416)	(2,892)

Cash flows—financing activities:
Proceeds from debt issuance	40,000	—
Cash dividends paid	(107)	(2,545)
Payment of employee tax withholdings on equity transactions	(361)	(1,154)

Net cash provided by (used in) financing activities	39,532	(3,699)

Effect of exchange rates fluctuations on cash and cash equivalents	(1,001)	2,915

Net decrease in cash and cash equivalents	(31,945)	(102,750)
Cash and cash equivalents at beginning of period	117,605	185,390

Cash and cash equivalents at end of period	$85,660	$82,640

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except share and per share figures)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, interim effective tax rate, allowances for deferred tax assets, compensation accruals, stock-based compensation and contingent liabilities. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013.

2. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013.

Recently Adopted Financial Accounting Standards

On January 1, 2013 the Company adopted the Financial Accounting Standards Board’s (“FASB”) guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income (See Note 17, Accumulated Other Comprehensive Income). For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

3. Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the three months ended March 31, 2013 is as follows:

Balance at December 31, 2012	$4,798
Provision charged to income	620
Write-offs	(392)
Currency	(77)

Balance at March 31, 2013	$4,949

4. Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2013	December 31, 2012
Leasehold improvements	$43,192	$44,043
Office furniture, fixtures and equipment	24,060	24,067
Computer equipment and software	39,424	39,052

Property and equipment, gross	106,676	107,162
Accumulated depreciation	(66,755)	(64,800)

Property and equipment, net	$39,921	$42,362

Depreciation expense for the three months ended March 31, 2013 and 2012 was $2.7 million and $2.6 million, respectively.

5. Restricted Cash

The Company had $8.2 million of restricted cash at March 31, 2013 and December 31, 2012. The restricted cash consists of $6.5 million for a retention escrow associated with the Senn Delaney acquisition, which will be paid to certain key executives of Senn Delaney if they remain with the company for three years subsequent to the acquisition. Additionally, there was $1.7 million of restricted cash related to lease guarantees at March 31, 2013 and December 31, 2012. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2018.

6. Investments

The components of the Company’s investments are as follows:

	March 31, 2013	December 31, 2012
U.S. non-qualified deferred compensation plan	$12,245	$11,401
Warrants and equity securities	440	501

Total	$12,685	$11,902

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $9.8 million and $9.3 million as of March 31, 2013 and December 31, 2012, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2013
U.S. non-qualified deferred compensation plan	$12,245	$—	$—	$12,245
Warrants and equity securities	—	—	440	440
Assets designated for retirement and pension plans	—	23,405	—	23,405
Derivative designated as cash flow hedge	—	(187)	—	(187)
Derivatives designated as fair value hedges	—	135	—	135
Acquisition earnout accruals	—	—	(10,774)	(10,774)

	$12,245	$23,353	$(10,334)	$25,264

At December 31, 2012
U.S. non-qualified deferred compensation plan	$11,401	$—	$—	$11,401
Warrants and equity securities	—	—	501	501
Assets designated for retirement and pension plans	—	24,096	—	24,096
Derivatives designated as fair value hedges	—	(70)	—	(70)
Acquisition earnout accruals	—	—	(10,270)	(10,270)

	$11,401	$24,026	$(9,769)	$25,658

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs, except those noted in the table above. The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models and warrants and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.

8. Acquisitions

Senn-Delaney Leadership Consulting Group, LLC

On December 31, 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The Company expects to pay up to $15.0 million of additional cash consideration based on the realization of specific earnings milestones achieved in the next three years, resulting in $0.5 million of accretion expense included in general and administrative expense in the quarter. The Company also paid $6.5 million for a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $0.6 million of compensation expense in the three months ended March 31, 2013 related to the retention award. The preliminary purchase price allocation and the resulting goodwill recorded at December 31, 2012 could change as a result of the finalization of income taxes.

Bell McCaw Bampflyde Limited

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand for 0.8 million New Zealand dollars (equivalent to $0.7 million at March 31, 2013) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. Bell McCaw Bampflyde Limited is eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. As a result, the Company accrued 1.4 million New Zealand dollars (equivalent to $1.2 million at March 31, 2013), representing the estimated fair value of future earnout payments as of the acquisition date. The Company had $0.4 million of earnout payments accrued at March 31, 2013.

9. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2013 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2012	$108,833	$3,815	$8,292	$120,940
Exchange rate fluctuations	(106)	(248)	52	(302)

Balance at March 31, 2013	$108,727	$3,567	$8,344	$120,638

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		March 31, 2013			December 31, 2012
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.6	$23,000	$(9,207)	$13,793	$23,143	$(8,323)	$14,820
Trade name	15.0	9,296	(302)	8,994	9,400	—	9,400
Software	7.0	7,200	(257)	6,943	7,200	—	7,200
Non-compete	5.0	590	(12)	578	600	—	600

Total intangible assets	10.1	$40,086	$(9,778)	$30,308	$40,343	$(8,323)	$32,020

Intangible asset amortization expense for the three months ended March 31, 2013 and 2012 was $1.5 million and $0.2 million, respectively. The estimated intangible amortization expense is $5.8 million for fiscal year 2013, $5.4 million for fiscal year 2014, $4.6 million for fiscal year 2015, $4.4 million for fiscal year 2016, and $3.6 million for fiscal year 2017. These amounts are based on intangible assets recorded as of March 31, 2013, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Components of Net Periodic Benefit Cost

The Company maintains a pension plan for certain employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2013	2012
Service cost	$43	$38
Interest cost	204	267
Amortization of net gain	—	(12)

Net periodic benefit cost	$247	$293

The pension benefits are fully reinsured through a group insurance contract with ERGO Lebensversicherung AG. The change in the fair value of these assets approximates the net periodic benefit cost for the three months ended March 31, 2013.

11. Debt

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement, pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement dated June 22, 2011. Pursuant to the Agreement, the Credit Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013, the Company borrowed $40 million under the Agreement. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million commencing with a payment on June 30, 2013 and continuing on the last calendar day of every fiscal quarter thereafter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The interest rate on the debt is LIBOR plus a spread which is dependent on the Company’s leverage ratio. The Company entered into an interest rate swap to address the risk related to the fluctuation in LIBOR (See Note 12, Derivative Financial Instruments). The other material terms of the Credit Agreement (as in effect prior to the Agreement) were not amended by the Agreement. The Company is in compliance with its debt covenants as of March 31, 2013.

12. Derivative Financial Instruments

Summary of Derivative Instruments

The Company uses derivative instruments primarily to manage exposures to foreign currency exchange rate risk and interest rate risk. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to financial institutions that meet certain criteria. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Interest Rate Risk

The Company pays short-term variable interest rates, plus a spread which is dependent on the Company’s leverage ratio, calculated as defined within the Amendment and Restatement Agreement. The term loan exposes the Company to the variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates.

On February 28, 2013, the Company entered into an interest rate swap to hedge the variable interest rate exposure from the underlying term loan. The interest rate swap was entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the short-term variable interest rate. This interest rate swap involves the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains or losses on the interest rate swaps that are linked to the term loan being hedged are expected to perfectly offset the losses or gains on the underlying term loan from the short-term variable interest rate. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the quarter ended March 31, 2013, the Company’s interest rate swap entered into for purposes of managing fluctuations in cash flows resulting from the variable rate term loan was deemed effective and the Company expects it will be effective for the next twelve months. This interest rate swap was the only hedging instrument used by the Company to mitigate its interest rate risk.

The Company had the following interest rate swap in place as of March 31, 2013:

Interest Rate Swap Contract	Notional Amount	Fair Value (1)	Gain (Loss) (2)
Derivative designated as cash flow hedge	$40,000	$(187)	$(187)

(1)	Included in the condensed consolidated balance sheets within other current liabilities
(2)	Included in other comprehensive income (loss), net of $67 thousand of tax

Foreign Exchange Risk

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are designated as fair value hedges. Gains and losses on the contracts are included in other, net and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other assets or liabilities denominated in currencies other than the functional currency of the reporting entity. The Company purchased $4.8 million and sold $23.7 million in contracts in the three months ended March 31, 2013 which are outstanding as of March 31, 2013. The Company’s largest contracts are in Euro, Australian Dollars, Brazilian Real and British Pound Sterling.

The Company had the following foreign exchange forward contracts in place as of March 31, 2013:

Foreign Exchange Forward Contract	Notional Amount (in USD Equivalent)	Fair Value (1)	Gain (Loss) (2)
Derivatives designated as fair value hedges	$(18,910)	$135	$135

(1)	Included in the condensed consolidated balance sheets within other current assets
(2)	Included in other, net in the condensed consolidated statement of comprehensive income (loss)

13. Restructuring Charges

The accrued restructuring charges at March 31, 2013, which are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets, consist of employee-related costs that require cash payments based on severance arrangements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at March 31, 2013 will be $0.6 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

Changes in the accrual for restructuring charges for the three months ended March 31, 2013 are as follows:

	Employee Related	Office Related	Total
Accrual balance at December 31, 2012	$510	$1,220	$1,730
Cash payments	(178)	(135)	(313)
Exchange rate fluctuations	—	(57)	(57)

Accrual balance at March 31, 2013	$332	$1,028	$1,360

14. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	March 31, 2013	December 31, 2012
Deferred revenue	$26,195	$23,271
VAT and sales tax payable	4,189	3,418
Other	15,543	13,701

Total other current liabilities	$45,927	$40,390

The components of other non-current liabilities are as follows:

	March 31, 2013	December 31, 2012
Accrued salaries and employee benefits	$18,300	$27,023
Premise related costs	16,438	16,163
Earnout payments	10,417	9,900
Other	2,997	3,857

Total other non-current liabilities	$48,152	$56,943

15. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2013	2012
Total stock-based compensation expense included in operating income	$1,011	$1,351
Income tax benefit related to stock-based compensation included in net income (loss)	383	521

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2013:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2012	361,778	$23.43
Granted	154,416	13.89
Vested and converted to common stock	(90,296)	25.38
Forfeited	(6,932)	21.64

Outstanding on March 31, 2013	418,966	19.52

As of March 31, 2013, there was $5.0 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.9 years.

Performance Stock Units

Performance stock unit activity for the three months ended March 31, 2013:

	Number of Performance Share Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2012	80,000	$23.75
Granted	63,895	13.89
Vested and converted to common stock	—	—
Forfeited	—	—

Outstanding on March 31, 2013	143,895	19.37

As of March 31, 2013, there was $1.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.5 years.

16. Income Taxes

In the first quarter of 2013, the Company reported income before taxes of $0.1 million and recorded an income tax provision of $1.3 million. The effective tax rate in the first quarter of 2013 is a result of the Company incurring $4.3 million of losses that are not benefitted for tax purposes. The Company’s full-year expected annualized tax rate is approximately 58 percent.

In the first quarter of 2012, the Company reported income before taxes of $4.5 million and recorded an income tax provision of $3.8 million. The Company’s effective income tax rate for the first quarter of 2012 was 84.9%. In the first quarter of 2012 the Company’s tax rate was higher than the annualized tax rate due primarily to $1.3 million of tax effected losses that were not benefitted for tax purposes.

17. Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2013 is summarized below:

	Cash Flow Hedge Adjustment	Available-for- Sale Securities Adjustment	Foreign Currency Translation Adjustment	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$—	$1,656	$13,606	$(302)	$14,960
Other comprehensive income (loss) before reclassification, net of tax	(120)	458	(490)	—	(152)
Amount reclassified from AOCI (1)	—	(7)	—	—	(7)

Net current period other comprehensive income (loss)	(120)	451	(490)	—	(159)

Balance at March 31, 2013	$(120)	$2,107	$13,116	$(302)	$14,801

(1)	Included in other, net in the consolidated statement of other comprehensive income (loss)

18. Segment Information

The Company operates in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

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

There were no restructuring charges in the first quarter of 2013. In the first quarter of 2012 by segment, restructuring charges were $0.2 million in Europe and $0.1 million in the Americas.

The revenue and operating income (loss), depreciation and amortization, by segment, are as follows:

	Three Months Ended March 31,
	2013	2012
Revenue:
Americas	$64,180	$58,870
Europe	18,995	27,060
Asia Pacific	19,803	20,596

Revenue before reimbursements (net revenue)	102,978	106,526
Reimbursements	4,330	5,792

Total	$107,308	$112,318

Operating income (loss):
Americas	$13,388	$12,448
Europe	(3,616)	1,375
Asia Pacific	748	259

Total regions	10,520	14,082
Global Operations Support	(10,131)	(10,593)

Operating income before restructuring charges	389	3,489
Restructuring charges	—	(303)

Total	$389	$3,186

Depreciation and amortization:
Americas	$2,101	$989
Europe	885	769
Asia Pacific	676	752

Total regions	3,662	2,510
Global Operations Support	483	268

Total	$4,145	$2,778

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	March 31, 2013	December 31, 2012
Identifiable assets:
Americas	$303,728	$313,433
Europe	75,577	88,198
Asia Pacific	84,559	87,770

Total regions	463,864	489,401
Global Operations Support	5,706	5,591

Total	$469,570	$494,992

Goodwill and other intangible assets, net:
Americas	$135,183	$136,536
Europe	7,171	7,865
Asia Pacific	8,592	8,559

Total	$150,946	$152,960

19. Guarantees

The Company has issued guarantees supporting the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2018. For each guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults in a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.7 million as of March 31, 2013. The Company has not accrued for these guarantee arrangements as no event of default exists or is expected to exist.

20. Commitments and Contingencies

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.9 million at March 31, 2013). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract, integrate, manage and retain qualified executive search consultants; our ability to develop and maintain strong, long-term relationships with our clients; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our reliance on information management systems; any further impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leadership advisory firm providing executive search, culture shaping, and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. Focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search we provide a range of services to clients. Our other services, which are currently less than 10% of our net revenue, include culture shaping provided by Senn Delaney, a business that we acquired on December 31, 2012, and leadership consulting services which include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and mergers and acquisitions human capital integration consulting.

We provide our services to a broad range of clients through the expertise of consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue growth, operating income, operating margin, Adjusted EBITDA, Adjusted EBITDA margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per search or project.

Revenue growth is driven by market conditions and a combination of an increase in executive search wins and leadership consulting and culture shaping projects, higher average revenue per search or project, and the development and hiring of additional consultants. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per search or project will vary from quarter to quarter, affecting revenue growth and operating margin.

Our Compensation Model

At the consultant level, individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward is based upon individual performance against a series of non-financial measures. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded, which directly impacts operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

2013 Outlook

We are currently forecasting 2013 second quarter net revenue of between $110 million and $120 million. Our 2013 second quarter guidance is based upon management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting assignments, the current backlog, consultant productivity, consultant retention, the seasonality of our business, the uncertainty in the global economic climate, and no change in future currency rates.

Our 2013 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A—Risk Factors and in our 2012 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2013	2012
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	4.2	5.4

Total revenue	104.2	105.4
Operating expenses:
Salaries and employee benefits	69.4	72.0
General and administrative expenses	30.2	24.7
Reimbursements	4.2	5.4
Restructuring charges	—	0.3

Total operating expenses	103.8	102.4

Operating income	0.4	3.0

Non-operating income (expense)
Interest income, net	0.1	0.4
Other, net	(0.4)	0.8

Net non-operating income (expense)	(0.3)	1.2

Income before income taxes	0.1	4.2
Provision for income taxes	1.3	3.6

Net income (loss)	(1.2)%	0.6%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate in three geographic regions: the Americas; Europe, which includes Africa; and Asia Pacific, which includes the Middle East.

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

There were no restructuring charges in the first quarter of 2013. In the first quarter of 2012 by segment, restructuring charges were $0.2 million in Europe and $0.1 million in the Americas.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Americas	$64,180	$58,870
Europe	18,995	27,060
Asia Pacific	19,803	20,596

Revenue before reimbursements (net revenue)	102,978	106,526
Reimbursements	4,330	5,792

Total	$107,308	$112,318

Operating income (loss):
Americas	$13,388	$12,448
Europe	(3,616)	1,375
Asia Pacific	748	259

Total regions	10,520	14,082
Global Operations Support	(10,131)	(10,593)

Operating income before restructuring charges	389	3,489
Restructuring charges	—	(303)

Total	$389	$3,186

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Total revenue. Consolidated total revenue decreased $5.0 million, or 4.5%, to $107.3 million in 2013 from $112.3 million in 2012. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $3.5 million, or 3.3%, to $103.0 million for the three months ended March 31, 2013 from $106.5 million for the three months ended March 31, 2012. Executive Search and Leadership Consulting net revenue decreased $9.1 million, partially offset by Senn Delaney net revenue of $5.6 million for the three months ended March 31, 2013. The negative impact of exchange rate fluctuations resulted in less than one percentage point of the decrease. Decreases in the Consumer Markets, Global Technology & Services, and Industrial practice groups were the primary drivers of the decrease in consolidated net revenue; however, these decreases were partially offset by growth in revenue from the Financial Services, Life Sciences, and Education & Social Enterprise practice groups. The number of Executive Search and Leadership Consulting consultants was 322 as of March 31, 2013 compared to 343 as of March 31, 2012. The number of confirmed executive searches decreased 6.4% compared to the first quarter of 2012. Productivity, as measured by annualized net revenue per consultant, excluding Senn Delaney, was $1.2 million in the first quarter of 2013 which is consistent with the first quarter of 2012, and average revenue per executive search was $103,100 in the first quarter of 2013 compared to $100,300 in the first quarter of 2012.

Net revenue in the Americas was $64.2 million for the three months ended March 31, 2013, an increase of $5.3 million, or 9.0%, from $58.9 million in the first quarter of 2012. Net revenue in Europe was $19.0 million for the three months ended March 31, 2013, a decrease of $8.1 million, or 29.8%, from $27.1 million in the first quarter of 2012. Currency had less than 1% impact on net revenue in Europe in the first quarter of 2013. In Asia Pacific, net revenue was $19.8 million for the three months ended March 31, 2013, a decrease of $0.8 million, or 3.9%, from $20.6 million in the first quarter of 2012. On a constant currency basis, net revenue declined by approximately 2 percentage points in Asia Pacific in the first quarter of 2013.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $5.2 million, or 6.8%, to $71.5 million for the three months ended March 31, 2013 from $76.7 million for the three months ended March 31, 2012. This decline is due to a decrease in performance related compensation of $3.6 million and fixed compensation of $1.6 million. The decrease in performance related compensation is primarily related to the reduction in net revenue in the Executive Search and Leadership Consulting businesses. The decrease in fixed compensation is primarily due to a $2.2 million decrease in base compensation and payroll taxes related to the reduction in Executive Search and Leadership Consulting consultants and $1.3 million reduction in the costs of hiring new consultants, partially offset by the addition of Senn Delaney. In the 2013 first quarter we had on average 1,572 employees, including 100 Senn Delaney employees, compared to an average of 1,470 employees in the 2012 first quarter.

The decrease in salaries and employee benefits expense of 6.8% includes a positive impact of $0.5 million or 0.6% due to exchange rate fluctuations.

As a percentage of net revenue, salaries and employee benefits expense was 69.4% in the first quarter of 2013, compared to 72.0% in the first quarter of 2012.

General and administrative expenses. Consolidated general and administrative expenses increased $4.7 million, or 18.0%, to $31.1 million for the three months ended March 31, 2013 from $26.4 million for the three months ended March 31, 2012. The increase is primarily due to $3.3 million of general and administrative expense related to Senn Delaney, including $1.4 million of intangible asset amortization and $0.5 million associated with the accretion of the earnout payment, $0.6 million increase in professional fees, including $0.3 million related to the integration of Senn Delaney, $0.5 million increase in expenses related to the company’s proprietary database, and $0.3 million increase in travel costs related to the Asia Pacific regional meeting.

The increase in general and administrative expense of 18.0% includes a positive impact of $0.2 million or 0.6% due to exchange rate fluctuations.

As a percentage of net revenue, general and administrative expenses were 30.2% in the first quarter of 2013 compared to 24.7% in the first quarter of 2012.

Restructuring charges. During the first quarter of 2012, we recorded restructuring charges of $0.3 million. These charges consist of employee-related costs associated with severance arrangements that were part of our previously disclosed restructuring plan.

Operating income. Consolidated operating income was $0.4 million for the three months ended March 31, 2013, compared to $3.2 million for the three months ended March 31, 2012.

In the Americas, operating income for the three months ended March 31, 2013 increased $10 million to $13.4 million from $12.4 million for the three months ended March 31, 2012. The increase in operating income is due to an increase in net revenue of $5.3 million, which was offset by increases in general and administrative expense of $3.6 million and salaries and employee benefits expense of $0.7 million. The increase in net revenue was due to Senn Delaney revenue of $5.0 million as well as increases in Financial Services, Life Sciences, and Global Technology & Services, partially offset by decreases in the Consumer Markets, and Industrial practices and in Leadership Consulting. The number of Executive Search and Leadership Consulting consultants was 148 as of March 31, 2013, compared to 155 as of March 31, 2012. The increase in salaries and employee benefits expense is due to a $0.6 million increase in fixed compensation and a $0.1 million increase in performance-related compensation. Fixed compensation increased primarily due an increase in headcount due to Senn Delaney. Performance-related compensation decreased due primarily to lower net revenue associated with Executive Search and Leadership Consulting. The increase in general and administrative costs is primarily due to $2.8 million related to Senn Delaney, including $1.2 million of intangible amortization expense and $0.4 million of accretion expense related to the earnout payment, $0.4 million of travel and entertainment and $0.4 million of professional fees.

In Europe, operating income for the three months ended March 31, 2013 decreased $5.0 million to a $3.6 million operating loss compared to operating income of $1.4 million for the three months ended March 31, 2012. The decrease in operating income is due to a decrease in net revenue of $8.1 million, partially offset by a decrease in salaries and employee benefits expense of $3.2 million. The decrease in net revenue was across all industries, except Education & Social Enterprises, and was partially offset by Senn Delaney revenue of $0.6 million. The number of Executive Search and Leadership Consulting consultants was 90 as of March 31, 2013 compared to 101 as of March 31, 2012. The decrease in salaries and employee benefits expense is due to a $2.2 million reduction in performance-related compensation associated with the decline in net revenue and a decrease in fixed compensation of $1.0 million, primarily due to the decrease in headcount.

In Asia Pacific, operating income for the three months ended March 31, 2013 increased $0.4 million to $0.7 million from $0.3 million for the three months ended March 31, 2012. The increase is due to a decline of $1.8 million in salaries and employee benefits, partially offset by a decrease in net revenue of $0.8 million and an increase in general and administrative expenses of $0.5 million. The decrease in net revenue was primarily due to declines in the Global Technology & Services, Consumer Markets, and Life Sciences and in Leadership Consulting, partially offset by increase in the Industrial and Education and Social Enterprise practices. The number of Executive Search and Leadership Consulting consultants was 84 as of March 31, 2013 compared to 87 as of March 31, 2012. The decrease in salaries and employee benefits expense reflects a $1.0 million decrease in performance-related compensation primarily due to the lower net revenue and a $0.9 million decrease in fixed compensation related to the decline in headcount.

Global Operations Support expenses for the three months ended March 31, 2013 decreased $0.5 million or 4.4% to $10.1 million from $10.6 million for the three months ended March 31, 2012. Salaries and employee benefits expense decreased $0.9 million partially offset by an increase in general and administrative expense of $0.4 million. The decrease in salaries and employee benefits expense is due to a decrease in fixed compensation of $0.4 million and a decrease in performance-related compensation of $0.5 million related to lower net revenue. The increase in general and administrative expense is primarily due to a $0.3 million increase in professional fees associated with the integration of Senn Delaney.

Net non-operating income (expense). Net non-operating expense was $0.3 million for the three months ended March 31, 2013 compared to net non-operating income of $1.3 million for the three months ended March 31, 2012.

Net interest income was $0.1 million in the first quarter of 2013 compared to $0.5 million in the first quarter of 2012. Interest income was $0.2 million for the three months ended March 31, 2013 offset by $0.1 million of interest expense associated with the debt issuance in January 2013. There was no interest expense in the three months ended March 31, 2012.

Net other non-operating expense was $0.4 million for the three months ended March 31, 2013 compared to net other non-operating income of $0.8 million for the three months ended March 31, 2012. Net other non-operating income (expense) consists primarily of exchange gains and losses from balances which are denominated in non-functional currencies and are not considered permanent in nature.

Income taxes. In the first quarter of 2013, we reported income before taxes of $0.1 million and recorded an income tax provision of $1.3 million. The unusually high effective tax rate in the first quarter of 2013 is a result of the Company incurring $4.3 million of losses that are not benefitted for tax purposes. The Company’s adjusted full-year expected annualized tax rate is approximately 58 percent.

In the first quarter of 2012, we reported income before taxes of $4.5 million and recorded an income tax provision of $3.8 million. Our effective income tax rate for the first quarter of 2012 was 84.9%. In the first quarter of 2012 the Company’s tax rate was higher than the annualized tax rate due primarily to $1.3 million of tax effected losses that were not benefitted for tax purposes.

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

Lines of credit.

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement, pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement dated as of June 22, 2011. Pursuant to the Agreement, the Credit Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013 the Company borrowed $40 million under the Term Facility and this amount was outstanding as of March 31, 2013. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million commencing with a payment on June 30, 2013 and continuing on the last calendar day of every fiscal quarter thereafter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The other material terms of the Credit Agreement (as in effect prior to the Agreement) were not amended by the Agreement.

There were no borrowings made or outstanding for the three months ended March 31, 2012. We were in compliance with the financial and other covenants under the Agreement and no event of default existed as of March 31, 2013.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2013, December 31, 2012 and March 31, 2012 were $85.7 million, $117.6 million and $82.6 million, respectively. The $85.7 million of cash and cash equivalents at March 31, 2013, includes $48.3 million held by our foreign subsidiaries. A portion of the $48.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the three months ended March 31, 2013, cash used in operating activities was $69.1 million, principally reflecting a decrease in accrued expenses, primarily due to cash bonus payments of approximately $81.4 million in the first quarter of 2013 and an increase in trade and other receivables of $11.0 million, partially offset by 2013 variable compensation accruals and other non-cash charges.

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

Cash flows used in investing activities. Cash used in investing activities was $1.4 million for the three months ended March 31, 2013 primarily due to capital expenditures of $0.9 million and purchases of available for sale securities of $0.5 million.

Cash used in investing activities was $2.9 million for the three months ended March 31, 2012 primarily due to capital expenditures of $2.4 million and purchases of available for sale securities of $0.8 million.

Cash flows provided by (used in) financing activities. Cash provided by financing activities for the three months ended March 31, 2013 was $39.5 million primarily due to $40.0 million of proceeds from the issuance of debt, partially offset by $0.4 million of payments for employee tax withholdings on equity transactions.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2013, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, accruals for consultant bonuses, income taxes, contingent liabilities, and the allowance for doubtful accounts. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013.

Recently Adopted Financial Accounting Standards

On January 1, 2013 we adopted the Financial Accounting Standards Board’s (“FASB”) guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income (see Note 17, Accumulated Other Comprehensive Income). For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

Recently Issued Financial Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the three months ended March 31, 2013 by less than $0.7 million. For financial information by geographic segment, see Note 18, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. This evaluation excluded an assessment of internal control over financial reporting of Senn-Delaney Leadership Consulting Group, LLC, (“Senn Delaney”), which was acquired on December 31, 2012 and whose consolidated financial statements reflect total assets and revenue constituting 15% and 6% respectively, of the Company’s consolidated financial statement amounts as of and for the year ended March 31, 2013. As permitted by the SEC, management has elected to exclude Senn Delaney from management’s assessment of the effectiveness the Company’s internal control over financial reporting for the three months ended March 31, 2013. Based on the evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.9 million at March 31, 2013). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

3.2	Amended and Restated By-laws of the Registration (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	The following financial information from the Heidrick & Struggles International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related Footnotes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer and Controller