Form 10-Q
period 2013-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2013-07-30
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of July 25, 2013, there were 18,106,106 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$99,695	$117,605
Restricted cash	223	199
Accounts receivable, less allowance for doubtful accounts of $5,166 and $4,798 at June 30, 2013 and December 31, 2012, respectively	90,867	69,107
Other receivables	10,446	10,288
Prepaid expenses	14,200	14,167
Other current assets	2,597	1,366
Income taxes recoverable	7,212	5,651
Deferred income taxes	7,182	7,899

Total current assets	232,422	226,282
Non-current assets:
Property and equipment, net	37,571	42,362
Restricted cash	7,829	7,968
Assets designated for retirement and pension plans	22,297	22,763
Investments	12,751	11,902
Other non-current assets	5,401	5,301
Goodwill	119,948	120,940
Other intangible assets, net	28,839	32,020
Deferred income taxes	23,520	25,454

Total non-current assets	258,156	268,710

Total assets	$490,578	$494,992

Current liabilities:
Current portion of debt	$6,000	$—
Accounts payable	7,454	8,657
Accrued salaries and employee benefits	62,898	102,597
Other current liabilities	47,720	40,390
Income taxes payable	3,956	709
Deferred income taxes	33	43

Total current liabilities	128,061	152,396
Non-current liabilities:
Non-current debt, less current maturities	32,500	—
Retirement and pension plans	37,604	37,247
Other non-current liabilities	47,884	56,943
Deferred income taxes	132	59

Total non-current liabilities	118,120	94,249

Total liabilities	246,181	246,645

Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,101,708 and 17,993,652 shares outstanding at June 30, 2013 and December 31, 2012, respectively	196	196
Treasury stock at cost, 1,484,069 and 1,592,125 shares at June 30, 2013 and December 31, 2012, respectively	(48,899)	(52,523)
Additional paid in capital	232,040	234,010
Retained earnings	47,605	51,704
Accumulated other comprehensive income	13,455	14,960

Total stockholders’ equity	244,397	248,347

Total liabilities and stockholders’ equity	$490,578	$494,992

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Revenue before reimbursements (net revenue)	$122,033	$116,065	$225,011	$222,591
Reimbursements	5,295	5,692	9,625	11,484

Total revenue	127,328	121,757	234,636	234,075

Operating expenses:
Salaries and employee benefits	83,066	79,859	154,545	156,531
General and administrative expenses	33,225	28,960	64,335	55,325
Reimbursed expenses	5,295	5,692	9,625	11,484
Restructuring charges	—	507	—	810

Total operating expenses	121,586	115,018	228,505	224,150

Operating income	5,742	6,739	6,131	9,925

Non-operating income (expense):
Interest expense, net	(106)	231	(29)	707
Other, net	(584)	(1,476)	(966)	(650)

Net non-operating income (expense)	(690)	(1,245)	(995)	57

Income before income taxes	5,052	5,494	5,136	9,982
Provision for income taxes	3,115	3,642	4,415	7,451

Net income	1,937	1,852	721	2,531

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,511)	(1,049)	(2,001)	(466)
Unrealized gain on cash flow hedge	270	—	150	—
Unrealized (loss) gains on available-for-sale investments	(105)	(97)	346	504

Other comprehensive income (loss), net of tax	(1,346)	(1,146)	(1,505)	38

Comprehensive income (loss)	$591	$706	$(784)	$2,569

Basic weighted average common shares outstanding	18,076	18,010	18,043	17,956
Dilutive common shares	148	128	157	200

Diluted weighted average common shares outstanding	18,224	18,138	18,200	18,156

Basic net income per common share	$0.11	$0.10	$0.04	$0.14
Diluted net income per common share	$0.11	$0.10	$0.04	$0.14
Cash dividends paid per share	$0.13	$0.13	$0.13	$0.26

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
							Other
	Common Stock		Treasury Stock		Additional		Compre-
					Paid in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2012	19,586	$196	1,592	$(52,523)	$234,010	$51,704	$14,960	$248,347
Net income	—	—	—	—	—	721	—	721
Other comprehensive loss, net of tax							(1,505)	(1,505)
Treasury and common stock transactions:
Stock-based compensation expense	—	—	—	—	2,472	—	—	2,472
Vesting of restricted stock units, net of tax witholdings	—	—	(88)	2,950	(3,527)	—	—	(577)
Re-issuance of treasury stock	—	—	(20)	674	(374)	—	—	300
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,702)	—	(4,702)
Dividend equivalents on restricted stock units	—	—	—	—	—	(118)	—	(118)
Tax deficit related to stock-based compensation	—	—	—	—	(541)	—	—	(541)

Balance at June 30, 2013	19,586	$196	1,484	$(48,899)	$232,040	$47,605	$13,455	$244,397

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows—operating activities:
Net income	$721	$2,531
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,027	5,292
Deferred income taxes	1,426	1,700
Stock-based compensation expense	2,472	2,800
Accretion expense	1,033	—
Restructuring charges	—	810
Cash paid for restructuring charges	(616)	(6,663)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(24,041)	(16,050)
Accounts payable	(541)	(1,104)
Accrued expenses	(40,684)	(71,194)
Income taxes recoverable (payable), net	1,488	8,231
Retirement and pension assets and liabilities	540	797
Prepayments	(306)	(3,397)
Other assets and liabilities, net	1,981	(670)

Net cash used in operating activities	(48,500)	(76,917)

Cash flows—investing activities:
Restricted cash	(26)	231
Capital expenditures	(1,358)	(5,114)
Purchases of available for sale investments	(571)	(926)
Proceeds from sales of available for sale investments	64	77

Net cash used in investing activities	(1,891)	(5,732)

Cash flows—financing activities:
Proceeds from debt issuance	40,000	—
Debt repayment	(1,500)	—
Cash dividends paid	(2,519)	(4,946)
Payment of employee tax withholdings on equity transactions	(576)	(1,569)
Acquisition earnout payments	(357)	(381)

Net cash provided by (used in) financing activities	35,048	(6,896)

Effect of exchange rates fluctuations on cash and cash equivalents	(2,567)	1,006

Net decrease in cash and cash equivalents	(17,910)	(88,539)
Cash and cash equivalents at beginning of period	117,605	185,390

Cash and cash equivalents at end of period	$99,695	$96,851

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

Recently Adopted Financial Accounting Standards

On January 1, 2013 the Company adopted the Financial Accounting Standards Board’s (“FASB”) guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income (See Note 14, Changes in Accumulated Other Comprehensive Income). For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

3. Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the six months ended June 30, 2013 is as follows:

Balance at December 31, 2012	$4,798
Provision charged to income	1,014
Write-offs	(517)
Currency	(129)

Balance at June 30, 2013	$5,166

4. Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2013	December 31, 2012
Leasehold improvements	$42,809	$44,043
Office furniture, fixtures and equipment	23,881	24,067
Computer equipment and software	37,905	39,052

Property and equipment, gross	104,595	107,162
Accumulated depreciation	(67,024)	(64,800)

Property and equipment, net	$37,571	$42,362

Depreciation expense for the three months ended June 30, 2013 and 2012 was $2.4 million and $2.5 million, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $5.1 million and $4.9 million, respectively.

5. Restricted Cash

The Company had $8.1 million and $8.2 million of restricted cash at June 30, 2013 and December 31, 2012, respectively. The restricted cash consists of $6.5 million for a retention escrow associated with the Senn Delaney acquisition, which will be paid to certain key executives of Senn Delaney if they remain with the company for three years subsequent to the acquisition. Additionally, there was $1.6 million and $1.7 million of restricted cash related to lease guarantees at June 30, 2013 and December 31, 2012, respectively. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2018.

6. Investments

The components of the Company’s investments are as follows:

	June 30, 2013	December 31, 2012
U.S. non-qualified deferred compensation plan	$12,270	$11,401
Warrants and equity securities	481	501

Total	$12,751	$11,902

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $9.9 million and $9.3 million as of June 30, 2013 and December 31, 2012, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2013
U.S. non-qualified deferred compensation plan	$12,270	$—	$—	$12,270
Assets designated for retirement and pension plans	—	23,758	—	23,758
Derivative designated as cash flow hedge	—	233	—	233
Derivatives designated as fair value hedges	—	825	—	825
Warrants and equity securities	—	—	481	481
Acquisition earnout accruals	—	—	(10,958)	(10,958)

	$12,270	$24,816	$(10,477)	$26,609

At December 31, 2012
U.S. non-qualified deferred compensation plan	$11,401	$—	$—	$11,401
Assets designated for retirement and pension plans	—	24,096	—	24,096
Derivatives designated as fair value hedges	—	(70)	—	(70)
Warrants and equity securities	—	—	501	501
Acquisition earnout accruals	—	—	(10,270)	(10,270)

	$11,401	$24,026	$(9,769)	$25,658

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs, except those noted in the table above. The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models, and warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.

8. Acquisitions

Senn-Delaney Leadership Consulting Group, LLC

On December 31, 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The Company expects to pay up to $15.0 million of additional cash consideration based on the realization of specific earnings milestones achieved in the next three years, resulting in $1.0 million of accretion expense included in general and administrative expense in the six months ended June 30, 2013. The Company also paid $6.5 million for a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $1.2 million of compensation expense in the six months ended June 30, 2013 related to the retention award.

Bell McCaw Bampflyde Limited

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand, for 0.8 million New Zealand dollars (equivalent to $0.6 million at June 30, 2013) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. Bell McCaw Bampflyde Limited was eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. The Company made earnout payments of $0.4 million in 2011, $0.4 million in 2012 and a final payment of $0.4 million in 2013. There will be no further payments associated with the acquisition.

9. Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2013 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2012	$108,833	$3,815	$8,292	$120,940
Exchange rate fluctuations	(258)	(243)	(491)	(992)

Balance at June 30, 2013	$108,575	$3,572	$7,801	$119,948

Other Intangible Assets, Net

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		June 30, 2013			December 31, 2012
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.6	$22,903	$(10,010)	$12,893	$23,143	$(8,323)	$14,820
Trade name	15.0	9,298	(603)	8,695	9,400	—	9,400
Software	7.0	7,200	(514)	6,686	7,200	—	7,200
Non-compete	5.0	590	(25)	565	600	—	600

Total intangible assets	10.1	$39,991	$(11,152)	$28,839	$40,343	$(8,323)	$32,020

By segment, other intangible assets, net, as of June 30, 2013 were $25.2 million in the Americas, $3.4 million in Europe, and $0.2 million in Asia Pacific. By Segment, other intangible assets, net as of December 31, 2012 were $27.7 million in the Americas, $4.0 million in Europe, and $0.3 million in Asia Pacific.

Intangible asset amortization expense for the three months ended June 30, 2013 and 2012 was $1.5 million and $0.2 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2013 and 2012 was $2.9 million and $0.4 million, respectively. The estimated intangible amortization expense is $5.8 million for fiscal year 2013, $5.4 million for fiscal year 2014, $4.6 million for fiscal year 2015, $4.4 million for fiscal year 2016, and $3.6 million for fiscal year 2017. These amounts are based on intangible assets recorded as of June 30, 2013, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Debt

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement, pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement dated June 22, 2011. Pursuant to the Agreement, the Credit Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013, the Company borrowed $40 million under the Agreement. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million. The first payment was made on June 28, 2013 and payments will continue on the last calendar day of every fiscal quarter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The interest rate on the debt is LIBOR plus a spread which is dependent on the Company’s leverage ratio and paid monthly. The Company entered into an interest rate swap to address the risk related to the fluctuation in LIBOR (See Note 11, Derivative Financial Instruments). The other material terms of the Credit Agreement (as in effect prior to the Agreement) were not amended by the Agreement. The Company is in compliance with its debt covenants as of June 30, 2013.

11. Derivative Financial Instruments

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

On February 28, 2013, the Company entered into an interest rate swap to hedge the variable interest rate exposure from the underlying term facility. The interest rate swap was entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the short-term variable interest rate. This interest rate swap involves the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains or losses on the interest rate swaps that are linked to the term loan being hedged are expected to perfectly offset the losses or gains on the underlying term loan from the short-term variable interest rate. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the quarter ended June 30, 2013, the Company’s interest rate swap entered into for purposes of managing fluctuations in cash flows resulting from the variable rate term loan was deemed effective and the Company expects it will be effective for the next twelve months. This interest rate swap was the only hedging instrument used by the Company to mitigate its interest rate risk.

The Company had the following interest rate swap in place as of June 30, 2013:

Interest Rate Swap Contract	Notional Amount	Fair Value (1)	Gain (Loss) (2)
Derivative designated as cash flow hedge	$38,500	$233	$233

(1)	Included in the Condensed Consolidated Balance Sheets within Other current assets
(2)	Included in Other comprehensive loss, net of $83 thousand of tax

Foreign Exchange Risk

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are designated as fair value hedges. Gains and losses on the contracts are included in other, net and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other assets or liabilities denominated in currencies other than the functional currency of the reporting entity. The Company purchased $12.4 million and sold $92.8 million in contracts in the three months ended June 30, 2013 and purchased $29.4 million and sold $168.1 million in contracts in the six months ended June 30, 2013, of which $4.9 million purchased contracts and $30.2 million sold contracts are outstanding as of June 30, 2013. The Company’s largest contracts are in Euro, Australian Dollar, Brazilian Real and British Pound Sterling.

The Company had the following foreign exchange forward contracts in place as of June 30, 2013:

Foreign Exchange Forward Contract	Notional Amount (in USD Equivalent)	Fair Value (1)
Derivatives designated as fair value hedges	$(25,255)	$825

(1)	Included in the Condensed Consolidated Balance sheets within Other current assets

The gain on the foreign exchange contracts was $0.8 million and $1.1 million for the three and six months ended June 30, 2013, respectively and is included in Other, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

12. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	June 30, 2013	December 31, 2012
Deferred revenue	$26,033	$23,271
VAT and sales tax payable	5,011	3,418
Other	16,676	13,701

Total other current liabilities	$47,720	$40,390

The components of other non-current liabilities are as follows:

	June 30, 2013	December 31, 2012
Accrued salaries and employee benefits	$20,729	$27,023
Premise related costs	16,267	16,163
Earnout payment	8,000	9,900
Other	2,888	3,857

Total other non-current liabilities	$47,884	$56,943

13. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total stock-based compensation expense included in operating income	$1,462	$1,449	$2,472	$2,800
Income tax benefit related to stock-based compensation included in net income	$531	$596	$899	$1,117

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2013:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2012	361,778	$23.43
Granted	174,508	14.01
Vested and converted to common stock	(128,496)	24.64
Forfeited	(8,678)	21.90

Outstanding on June 30, 2013	399,112	18.95

As of June 30, 2013, there was $4.1 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.8 years.

Performance Stock Units

Performance stock unit activity for the six months ended June 30, 2013:

	Number of Peformance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2012	80,000	$23.75
Granted	63,895	13.89
Vested and converted to common stock	—	—
Forfeited	—	—

Outstanding on June 30, 2013	143,895	19.37

As of June 30, 2013, there was $1.2 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.3 years.

14. Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the six months ended June, 2013 is summarized below:

	Cash Flow Hedge Adjustment	Available-for- Sale Securities Adjustment	Foreign currency Translation Adjustment	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$—	$1,656	$13,606	$(302)	$14,960
Other comprehensive income (loss) before reclassification, net of tax	150	361	(2,001)	—	(1,490)
Amount reclassified from AOCI (1)	—	(15)	—	—	(15)

Net current period other comprehensive income(loss)	150	346	(2,001)	—	(1,505)

Balance at June 30, 2013	$150	$2,002	$11,605	$(302)	$13,455

(1)	Included in Other, net in the Condensed Consolidated Statements of Other Comprehensive Income (Loss)

15. Income Taxes

In the second quarter of 2013, the Company reported income before taxes of $5.1 million and recorded an income tax provision of $3.1 million. The Company’s effective income tax rate for the second quarter of 2013 was 61.7%, which reflects an adjusted full-year expected annualized tax rate of approximately 64 percent, up from the first quarter 2013 adjusted full-year expected annualized tax rate of approximately 58 percent. The increase in the anticipated full-year annualized tax rate from the first quarter is primarily due to a change in the projection and mix of income earned worldwide. The annualized effective tax rate is higher than the statutory rate due to the Company incurring losses in certain jurisdictions that are not benefitted for tax purposes.

For the first six months of 2013, the Company reported income before taxes of $5.1 million and recorded an income tax provision of $4.4 million. The decrease in the tax rate from the first quarter was due to the impact of valuation allowances.

In the second quarter of 2012, the Company reported income before taxes of $5.5 million and recorded an income tax provision of $3.6 million. The Company’s effective income tax rate for the second quarter of 2012 was 66.3%.

For the first six months of 2012, the Company reported income before taxes of $10.0 million and recorded an income tax provision of $7.5 million. The Company’s effective income tax rate for the six months ended June 30, 2012 was 74.6%.

16. Segment Information

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

There were no restructuring charges for the first six months of 2013. By segment, restructuring charges were $0.6 million in Europe and a credit of $0.1 million in the Americas for the second quarter of 2012, and $0.8 million in Europe for the first six months of 2012.

The revenue and operating income by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Americas	$72,772	$65,320	$136,952	$124,190
Europe	24,128	27,148	43,123	54,208
Asia Pacific	25,133	23,597	44,936	44,193

Revenue before reimbursements (net revenue)	122,033	116,065	225,011	222,591
Reimbursements	5,295	5,692	9,625	11,484

Total	$127,328	$121,757	$234,636	$234,075

Operating income (loss):
Americas	$18,066	$15,405	$31,454	$27,853
Europe	(2,485)	1,110	(6,101)	2,485
Asia Pacific	2,944	2,193	3,692	2,452

Total regions	18,525	18,708	29,045	32,790
Global Operations Support	(12,783)	(11,462)	(22,914)	(22,055)

Operating income before restructuring charges	5,742	7,246	6,131	10,735
Restructuring charges	—	(507)	—	(810)

Total	$5,742	$6,739	$6,131	$9,925

17. Guarantees

The Company has issued cash collateralized guarantees and letter of credit backed guarantees supporting certain obligations, primarily the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2018. For each guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.3 million as of June 30, 2013. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

18. Commitments and Contingencies

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.9 million at June 30, 2013). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. Factors that may affect the outcome of the forward-looking statements include, among other things, our ability to attract, integrate, manage and retain qualified executive search consultants; our ability to develop and maintain strong, long-term relationships with our clients; further declines in the global economy and our ability to execute successfully through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our reliance on information management systems; any further impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition to executive search we provide a range of other services to clients. Our other services include culture shaping provided by Senn Delaney, a business that we acquired on December 31, 2012, and leadership consulting services which include succession planning, executive assessment, talent retention management, executive development, transition consulting for newly appointed executives, and mergers and acquisitions human capital integration consulting.

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

Our Compensation Model

At the consultant level there are fixed and variable components of compensation. Individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward is based upon individual performance against a series of non-financial measures. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded, which directly impacts operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

Third Quarter 2013 Outlook

We are currently forecasting 2013 third quarter net revenue of between $115 million and $125 million. Our 2013 third quarter guidance is based upon management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business, the uncertainty in the global economic climate, and no change in future currency rates.

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

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	4.3	4.9	4.3	5.2

Total revenue	104.3	104.9	104.3	105.2
Operating expenses:
Salaries and employee benefits	68.1	68.8	68.7	70.3
General and administrative expenses	27.2	25.0	28.6	24.9
Reimbursements	4.3	4.9	4.3	5.2
Restructuring charges	—	0.4	—	0.4

Total operating expenses	99.6	99.1	101.6	100.7

Operating income	4.7	5.8	2.7	4.5

Non-operating income (expense)
Interest expense, net	(0.1)	0.2	—	0.3
Other, net	(0.5)	(1.3)	(0.4)	(0.3)

Net non-operating income (expense)	(0.6)	(1.1)	(0.4)	—

Income before income taxes	4.1	4.7	2.3	4.5
Provision for income taxes	2.6	3.1	2.0	3.3

Net income	1.6%	1.6%	0.3%	1.1%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate in three geographic regions (See Note 16, Segment Information). The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Americas	$72,772	$65,320	$136,952	$124,190
Europe	24,128	27,148	43,123	54,208
Asia Pacific	25,133	23,597	44,936	44,193

Revenue before reimbursements (net revenue)	122,033	116,065	225,011	222,591
Reimbursements	5,295	5,692	9,625	11,484

Total	$127,328	$121,757	$234,636	$234,075

Operating income (loss):
Americas	$18,066	$15,405	$31,454	$27,853
Europe	(2,485)	1,110	(6,101)	2,485
Asia Pacific	2,944	2,193	3,692	2,452

Total regions	18,525	18,708	29,045	32,790
Global Operations Support	(12,783)	(11,462)	(22,914)	(22,055)

Operating income before restructuring charges	5,742	7,246	6,131	10,735
Restructuring charges	—	(507)	—	(810)

Total	$5,742	$6,739	$6,131	$9,925

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Total revenue. Consolidated total revenue increased $5.6 million, or 4.6%, to $127.3 million in 2013 from $121.8 million in 2012. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $6.0 million, or 5.1%, to $122.0 million for the three months ended June 30, 2013 from $116.1 million for the three months ended June 30, 2012. Executive Search and Leadership Consulting net revenue increased $0.6 million and Senn Delaney net revenue was $5.4 million for the three months ended June 30, 2013. The impact of exchange rate fluctuations was insignificant. Increases in the Consumer Markets, Financial Services, Global Technology & Services and, Life Sciences search practices were the primary drivers of the increase in consolidated net revenue; however, these increases were partially offset by declines in net revenue from the Education & Social Enterprise and Industrial practices as well as Leadership Consulting. The number of confirmed executive searches increased 7% compared to the second quarter of 2012. The number of Executive Search and Leadership Consulting consultants was 315 as of June 30, 2013 compared to 340 as of June 30, 2012. Productivity, as measured by annualized net revenue per consultant, excluding Senn Delaney, was $1.5 million in the second quarter of 2013 compared to $1.3 million in the second quarter of 2012, and average revenue per executive search was $108,800 in the 2013 second quarter compared to $114,800 in the 2012 second quarter.

Net revenue in the Americas was $72.8 million for the three months ended June 30, 2013, an increase of $7.5 million, or 11.4%, from $65.3 million in the second quarter of 2012. Net revenue in Europe was $24.1 million for the three months ended June 30, 2013, a decrease of $3.0 million, or 11.1%, from $27.1 million in the second quarter of 2012. The positive impact of exchange rate fluctuations in Europe offset the decrease by approximately 2 percentage points in the second quarter of 2013. In Asia Pacific, net revenue was $25.1 million for the three months ended June 30, 2013, an increase of $1.5 million, or 6.5%, from $23.6 million in the second quarter of 2012. The negative impact of exchange rate fluctuations in Asia Pacific reduced the increase by approximately 2 percentage points in the second quarter of 2013.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $3.2 million, or 4.0%, to $83.1 million for the three months ended June 30, 2013 from $79.9 million for the three months ended June 30, 2012. The increase in salaries and employee benefits expense is due to increases in performance-related compensation of $2.4 million and fixed compensation of $0.8 million. The increase in performance related compensation is predominantly related to the increase in the number of consultants whose compensation is primarily driven by performance. Excluding Senn Delaney, fixed compensation would have declined $2.6 million due to the decreases in guarantee and sign-on bonus expense of $2.9 million and base salaries of $0.6 million, partially offset by an increase in the amortization of retention related bonus payments from prior year of $0.8 million. In the 2013 second quarter we had on average 1,499 employees, including 90 Senn Delaney employees, compared to an average of 1,447 employees in the 2012 second quarter.

The increase in salaries and employee benefits expense of 4.0% includes a negative impact of $0.5 million or 0.7% due to exchange rate fluctuations.

As a percentage of net revenue, salaries and employee benefits expense was 68.1% in the second quarter of 2013, compared to 68.8% in the second quarter of 2012.

General and administrative expenses. Consolidated general and administrative expenses increased $4.3 million, or 14.7%, to $33.2 million for the three months ended June 30, 2013 from $29.0 million for the three months ended June 30, 2012. The increase is primarily due to $2.9 million of general and administrative expense related to Senn Delaney (including $1.4 million of intangible asset amortization and $0.5 million associated with the accretion of the earnout payment), $1.6 million of costs associated with the timing of regional partner meetings and $0.7 million increase in the expense associated with our proprietary database, partially offset by a $0.7 million decrease in premise costs and a decrease in communication costs of $0.2 million.

The increase in general and administrative expense of 14.7% includes a negative impact of $0.1 million or 0.4% due to exchange rate fluctuations.

As a percentage of net revenue, general and administrative expenses were 27.2% in the second quarter of 2013 compared to 25.0% in the second quarter of 2012.

Restructuring charges. During the second quarter of 2012, we recorded restructuring charges of $0.5 million related to adjustments associated with our fourth quarter 2011 restructuring plan. These charges consisted of $0.8 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise related costs.

Operating income. Consolidated operating income was $5.7 million for the three months ended June 30, 2013 compared to $6.7 million for the three months ended June 30, 2012. The $1.0 million decrease in operating income is primarily due to an increase in net revenue of $6.0 million and a decrease in restructuring charges of $0.5 million offset by an increase in general and administrative expenses of $4.3 million and an increase in salaries and employee benefits expense of $3.2 million.

For segment purposes, restructuring charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring charges more appropriately reflects our core operations.

In the Americas, operating income for the three months ended June 30, 2013 increased $2.7 million to $18.1 million from $15.4 million for the three months ended June 30, 2012. The increase in operating income is due to an increase in net revenue of $7.5 million, which was partially offset by increases in salaries and employee benefits expense of $2.9 million and general and administrative expense of $1.9 million. The increase in net revenue was due to Senn Delaney revenue of $4.6 million as well as increased net revenue in the Consumer Markets, Financial Services, Global Technology & Services and Life Sciences search practices, partially offset by decreases in the Education & Social Enterprises and Industrial practices and Leadership Consulting. The number of Executive Search and Leadership Consulting consultants was 139 as of June 30, 2013, compared to 157 as of June 30, 2012. The increase in salaries and employee benefits expense is due to a $2.2 million increase in performance-related compensation and a $0.7 million increase in fixed compensation. Performance-related compensation increased due primarily to higher net revenue associated with Executive Search. Fixed compensation increased primarily due to the increase in headcount due to Senn Delaney. The increase in general and administrative expense is primarily due to $2.5 million related to Senn Delaney (including $1.2 million of intangible amortization expense and $0.4 million of accretion expense related to the earnout payment), $0.9 million of costs associated with the timing of a regional partner meeting, partially offset by a $0.5 million decrease in travel and entertainment, a $0.5 million decrease in depreciation, and a $0.3 million decrease in premise costs.

In Europe, operating income (loss) for the three months ended June 30, 2013 decreased $3.6 million to a loss of $2.5 million from income of $1.1 million for the three months ended June 30, 2012. The decrease in operating income is primarily due to a decrease in net revenue of $3.0 million and an increase in general and administrative expense of $1.3 million, partially offset by a decrease in salaries and employee benefits expense of $0.7 million. The decrease in net revenue was across all search practices, except Consumer Markets and Life Sciences, and was partially offset by Senn Delaney revenue of $0.8 million. The number of Executive Search and Leadership Consulting consultants was 89 as of June 30, 2013 compared to 95 as of June 30, 2012. The increase in general and administrative expense was primarily due to $0.7 million in costs associated with the timing of a regional partner meeting, $0.4 million related to Senn Delaney and $0.3 million of professional fees. The decrease in salaries and employee benefits expense is due to a $1.5 million reduction in performance-related compensation associated with the decline in net revenue partially offset by an increase in fixed compensation of $0.8 million, primarily due to the addition of Senn Delaney.

In Asia Pacific, operating income for the three months ended June 30, 2013 increased $0.7 million to $2.9 million from $2.2 million for the three months ended June 30, 2012. The increase is due to an increase in revenue of $1.5 million, partially offset by increases in salaries and benefits expense of $0.7 million and general and administrative expenses of $0.1 million. The increase in net revenue was primarily due to increases in the Financial Services and Industrial search practices and Leadership Consulting. The number of Executive Search and Leadership Consulting consultants was 87 as of June 30, 2013 compared to 88 as of June 30, 2012. The increase in salaries and employee benefits expense reflects a $1.3 million increase in performance-related compensation primarily due to the higher net revenue partially offset by a $0.6 million decrease in fixed compensation related to the decline in headcount.

Global Operations Support expenses for the three months ended June 30, 2013 increased $1.3 million, to $12.8 million from $11.5 million for the three months ended June 30, 2012. General and administrative expense increased $1.0 million and salaries and employee benefits expense increased $0.3 million. The increase in general and administrative expense is primarily due to a $0.3 million increase in travel and entertainment, $0.3 million increase in depreciation and $0.4 million in other operating and infrastructure costs. The increase in salaries and employee benefits expense is due to an increase in performance-related compensation related to higher net revenue.

Net non-operating income (expense). Net non-operating expense was $0.7 million for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012.

Net interest expense was $0.1 million in the second quarter of 2013 compared to $0.2 million of interest income in the second quarter of 2012. The increase in interest expense is due to the interest associated with our 2013 borrowing.

Net other non-operating expense was $0.6 million for the three months ended June 30, 2013, compared to $1.5 million for the three months ended June 30, 2012. Net other non-operating expense consists of exchange gains and losses from balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. See Note 15, Income Taxes.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Total revenue. Consolidated total revenue increased $0.6 million, or 0.2%, to $234.6 million in 2013 from $234.1 million in 2012. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $2.4 million, or 1.1%, to $225.0 million for the six months ended June 30, 2013 from $222.6 million for the six months ended June 30, 2012. Executive Search and Leadership Consulting net revenue decreased $8.6 million, offset by Senn Delaney net revenue of $11.0 million for the six months ended June 30, 2013. The negative impact of exchange rate fluctuations resulted in one percentage point of the decrease. Decreases in Leadership Consulting and the Consumer Markets, Educational & Social Enterprises and Industrial search practices were the primary drivers of the decrease in consolidated net revenue; however, these decreases were partially offset by growth in net revenue from the Financial Services, Global Technology & Services and Life Sciences search practices. The number of Executive Search and Leadership Consulting consultants was 315 as of June 30, 2013 compared to 340 as of June 30, 2012. The number of confirmed executive searches in the first six months of 2013 was consistent with the first six months of 2012. Productivity, as measured by annualized net revenue per consultant, excluding Senn Delaney, was $1.3 million in the first six months of 2013 consistent with the first six months of 2012, and average revenue per executive search was $106,000 for the six months ended June 30, 2013 compared to $107,400 for the six months ended June 30, 2012.

Net revenue in the Americas was $137.0 million for the six months ended June 30, 2013, an increase of $12.8 million, or 10.3%, from $124.2 million for the six months ended June 30, 2012. Net revenue in Europe was $43.1 million for the six months ended June 30, 2013, a decrease of $11.1 million, or 20.4%, from $54.2 million for the six months ended June 30, 2012. The negative impact of exchange rate fluctuations contributed to the decrease in net revenue in Europe by less than one percentage point for the first six months of 2013. In Asia Pacific, net revenue was $44.9 million for the six months ended June 30, 2013, an increase of $0.7 million, or 1.7%, from $44.2 million for the six months ended June 30, 2012. The negative impact of exchange rate fluctuations decreased net revenue in Asia Pacific by approximately two percentage points for the six months ended June 30, 2013.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $2.0 million, or 1.3%, to $154.5 million for the six months ended June 30, 2013 from $156.5 million for the six months ended June 30, 2012. The decrease in salaries and employee benefits expense is a result of decreases in performance related compensation of $1.1 million and fixed compensation of $0.9 million. The decrease in performance related compensation is primarily related to the reduction in net revenue in Executive Search and Leadership Consulting. The decrease in fixed compensation is primarily due to a $2.9 million decline in guarantee and sign-on bonus expense, a $1.9 million decrease in employee benefits, a $0.6 million decrease in base compensation and payroll taxes related to the reduction in Executive Search and Leadership Consulting consultants and a $0.5 million reduction in stock based compensation amortization, partially offset by the addition of Senn Delaney of $7.1 million. In the first six months ended June 30, 2013 we had on average 1,518 employees, including 90 Senn Delaney employees, compared to an average of 1,447 employees as of June 30, 2012.

The decrease in salaries and employee benefits expense of 1.3% includes a negative impact of $1.0 million or 0.6% due to exchange rate fluctuations.

As a percentage of net revenue, salaries and employee benefits expense was 68.7% in the first six months of 2013, compared to 70.3% in the first six months of 2012.

General and administrative expenses. Consolidated general and administrative expenses increased $9.0 million, or 16.3%, to $64.3 million for the six months ended June 30, 2013 from $55.3 million for the six months ended June 30, 2012. The increase is primarily due to $6.2 million related to Senn Delaney (including $2.7 million of intangible asset amortization and $1.0 million associated with the accretion of the earnout payment), $1.9 million due to the timing of partner meetings, $1.1 million increase in professional fees, including $0.3 million related to the integration of Senn Delaney, and $1.0 million increase in expenses related to the company’s proprietary database. These increases were partially offset by a decrease in premise and other infrastructure costs of $0.7 million and a decline in other operating costs of $0.5 million.

The increase in general and administrative expense of 16.3% includes a positive impact of $0.3 million or 0.5% due to exchange rate fluctuations.

As a percentage of net revenue, general and administrative expenses were 28.6% in the first six months of 2013, compared to 24.9% in the first six months of 2012.

Restructuring charges. During the six months ended June 30, 2012, we recorded restructuring charges of $0.8 million related to adjustments associated with our fourth quarter 2011 restructuring plan. These charges consisted of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise related costs.

Operating income. Our consolidated operating income was $6.1 million for the six months ended June 30, 2013 and $9.9 million for the six months ended June 30, 2012.

For segment purposes, restructuring charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring charges more appropriately reflects our core operations.

The Americas reported operating income of $31.5 million for the six months ended June 30, 2013, an increase of $3.6 million compared to $27.9 million for the six months ended June 30, 2012. The increase in operating income is due to an increase in net revenue of $12.8 million, which was offset by increases in general and administrative expense of $5.6 million and salaries and employee benefits expense of $3.6 million. The increase in net revenue reflected Senn Delaney revenue of $9.6 million as well as increases in the Financial Services, Global Technology & Services and Life Sciences search practices, partially offset by decreases in the Consumer Markets and Industrial practices and Leadership Consulting. The number of Executive Search and Leadership Consulting consultants was 139 as of June 30, 2013, compared to 157 as of June 30, 2012. The increase in general and administrative costs is primarily due to $5.3 million related to Senn Delaney (including $2.3 million of intangible amortization expense and $0.8 million of accretion expense related to the earnout payment), $0.9 million of costs associated with a regional partner meeting, partially offset by a decrease in premise and other infrastructure costs of $0.7 million. The increase in salaries and employee benefits expense is due to a $2.3 million increase in performance-related compensation and a $1.3 million increase in fixed compensation. Performance-related compensation increased due primarily to higher net revenue associated with Executive Search. Fixed compensation increased primarily due an increase in headcount related to Senn Delaney.

Europe reported an operating loss of $6.1 million for the six months ended June 30, 2013, a decrease of $8.6 million compared to operating income of $2.5 million for the six months ended June 30, 2012. The decrease in operating income is due primarily to a decrease in net revenue of $11.1 million and an increase in general and administrative expense of $1.4 million, partially offset by a decrease in salaries and employee benefits expense of $3.9 million. The decrease in net revenue was across all search practices, except Life Sciences, and was partially offset by Senn Delaney revenue of $1.4 million. The number of Executive Search and Leadership Consulting consultants was 89 as of June 30, 2013 compared to 98 as of June 30, 2012. The increase in general and administrative expense was due primarily to $0.9 million related to Senn Delaney (including $0.4 million of intangible amortization expense and $0.2 million of accretion expense related to the earnout payment) and $0.7 million of costs associated with a regional partner meeting, partially offset by a $0.2 million decline in operating and other infrastructure costs. The decrease in salaries and employee benefits expense is due to a $3.7 million reduction in performance-related compensation associated with the decline in net revenue and a decrease in fixed compensation of $0.2 million, primarily due to the decrease in headcount excluding Senn Delaney.

Asia Pacific reported operating income of $3.7 million for the six months ended June 30, 2013, an increase of $1.2 million compared to $2.5 million for the six months ended June 30, 2012. The increase is due to an increase in net revenue of $0.7 million and a $1.1 million decrease in salaries and employee benefits, partially offset by an increase in general and administrative expenses of $0.6 million. The increase in net revenue was primarily due to increases in the Financial Services and Industrial search practices and Leadership Consulting. The number of Executive Search and Leadership Consulting consultants was 87 as of June 30, 2013 compared to 85 as of June 30, 2012. The decrease in salaries and employee benefits expense reflects a $1.5 million decrease in fixed compensation, partially offset by an increase of $0.4 million in performance-related compensation primarily due to the higher net revenue.

Global Operations Support expenses for the six months ended June 30, 2013 were $22.9 million, an increase of $0.8 million, compared to $22.1 million for the six months ended June 30, 2012. General and administrative expense increased $1.5 million, partially offset by a decline in salaries and employee benefits expense of $0.7 million. The increase in general and administrative expense is primarily due to increases in depreciation of $0.7 million primarily related to our proprietary software that was launched in June 2012, equipment rental and maintenance of $0.4 and travel and entertainment of $0.3 million primarily related to regional partner meetings. The decrease in salaries and employee benefits expense is due to a decrease in fixed compensation of $0.5 million and a decrease in performance-related compensation of $0.1 million related to lower net revenue.

Net non-operating income (expense). Net non-operating loss was $1.0 million for the six months ended June 30, 2013 compared to income of $0.1 million for the six months ended June 30, 2012.

Net interest expense was $0.1 million for the six months ended June 30, 2013 compared to income of $0.7 million for the six months ended June 30, 2012. Interest income was $0.3 million for the six months ended June 30, 2013 offset by $0.4 million of interest expense associated our 2013 borrowings. There was no interest expense in the six months ended June 30, 2012.

Net other non-operating expense was $1.0 million for the six months ended June 30, 2013, compared to $0.7 million for the six months ended June 30, 2012. Net other non-operating expense consists of exchange gains and losses from balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. See Note 15, Income Taxes.

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

Lines of credit. On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement, pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement dated as of June 22, 2011. Pursuant to the Agreement, the Credit Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013 the Company borrowed $40 million under the Term Facility and $38.5 million was outstanding as of June 30, 2013. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million. The first payment was made on June 28, 2013 and payments will continue on the last calendar day of every fiscal quarter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The other material terms of the Credit Agreement (as in effect prior to the Agreement) were not amended by the Agreement.

There were no borrowings made or outstanding during the quarter ended June 30, 2012. We were in compliance with the financial and other covenants under the Agreement and no event of default existed at June 30, 2013.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2013, December 31, 2012 and June 30, 2012 were $99.7 million, $117.6 million and $96.9 million, respectively. The $99.7 million of cash and cash equivalents at June 30, 2013, includes $46.6 million held by our foreign subsidiaries. A portion of the $46.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the six months ended June 30, 2013, cash used in operating activities was $48.5 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $87 million, partially offset by 2013 bonus accruals and a $24.0 million increase in trade and other receivables, partially offset by $11.9 million of non-cash expenses.

Cash used in operating activities for the six months ended June 30, 2012, was $76.9 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $119 million, partially offset by 2012 bonus accruals, a $16 million increase in trade and other receivables and net income of $2.5 million.

Cash flows used in investing activities. Cash used in investing activities was $1.9 million for the six months ended June 30, 2013 primarily due to capital expenditures of $1.4 million.

Cash used in investing activities was $5.7 million for the six months ended June 30, 2012 primarily due to capital expenditures of $5.1 million.

Cash flows provided by financing activities. Cash provided by financing activities for the six months ended June 30, 2013 was $35.1 million primarily due to $40.0 million of proceeds from the issuance of debt, partially offset by $2.5 million of quarterly cash dividends to shareholders, $1.5 million debt repayment, $0.6 million of payments for employee tax withholdings on equity transactions, and $0.4 million earnout payment related to the Bell McCaw Bampflyde acquisition.

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

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2013 by $1.2 million (See Note 11, Derivative Financial Instruments). For financial information by geographic segment see Note 16, Segment Information.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. This evaluation excluded an assessment of internal control over financial reporting of Senn-Delaney Leadership Consulting Group, LLC, (“Senn Delaney”), which was acquired on December 31, 2012 and whose consolidated financial statements reflect total assets and revenue constituting 14% and 5% respectively, of the Company’s consolidated financial statement amounts as of and for the year ended June 30, 2013. As permitted by the SEC, management has elected to exclude Senn Delaney from management’s assessment of the effectiveness the Company’s internal control over financial reporting for the six months ended June 30, 2013. Based on the evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

The Company will be required to include Senn Delaney in its evaluation of internal controls over financial reporting as of December 31, 2013.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.9 million at June 30, 2013). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

3.2	Amended and Restated By-laws of the Registration (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	The following financial information from the Heidrick & Struggles International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Consolidated Statement of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) related Footnotes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2013

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer and Controller