Form 10-Q
period 2013-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2013-10-29
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of October 24, 2013, there were 18,111,976 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$132,790	$117,605
Restricted cash	128	199
Accounts receivable, less allowance for doubtful accounts of $4,968 and $4,798 at September 30, 2013 and December 31, 2012, respectively	88,746	69,107
Other receivables	11,497	10,288
Prepaid expenses	17,321	14,167
Other current assets	1,715	1,366
Income taxes recoverable	6,803	5,651
Deferred income taxes	8,711	7,899

Total current assets	267,711	226,282
Non-current assets:
Property and equipment, net	35,721	42,362
Restricted cash	7,990	7,968
Assets designated for retirement and pension plans	23,104	22,763
Investments	13,182	11,902
Other non-current assets	5,715	5,301
Goodwill	120,696	120,940
Other intangible assets, net	27,606	32,020
Deferred income taxes	24,079	25,454

Total non-current assets	258,093	268,710

Total assets	$525,804	$494,992

Current liabilities:
Current portion of debt	$6,000	$—
Accounts payable	5,622	8,657
Accrued salaries and employee benefits	88,508	102,597
Other current liabilities	48,634	40,390
Income taxes payable	7,015	709
Deferred income taxes	34	43

Total current liabilities	155,813	152,396
Non-current liabilities:
Non-current debt, less current maturities	31,000	—
Retirement and pension plans	39,009	37,247
Other non-current liabilities	52,818	56,943
Deferred income taxes	137	59

Total non-current liabilities	122,964	94,249

Total liabilities	278,777	246,645

Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,111,976 and 17,993,652 shares outstanding at September 30, 2013 and December 31, 2012, respectively	196	196
Treasury stock at cost, 1,473,801 and 1,592,125 shares at September 30, 2013 and December 31, 2012, respectively	(48,554)	(52,523)
Additional paid in capital	231,921	234,010
Retained earnings	49,414	51,704
Accumulated other comprehensive income	14,050	14,960

Total stockholders’ equity	247,027	248,347

Total liabilities and stockholders’ equity	$525,804	$494,992

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Revenue before reimbursements (net revenue)	$118,981	$117,312	$343,992	$339,903
Reimbursements	4,523	5,033	14,148	16,517

Total revenue	123,504	122,345	358,140	356,420

Operating expenses:
Salaries and employee benefits	81,671	79,628	236,216	236,159
General and administrative expenses	28,957	27,499	93,292	82,824
Reimbursed expenses	4,523	5,033	14,148	16,517
Restructuring charges	—	—	—	810

Total operating expenses	115,151	112,160	343,656	336,310

Operating income	8,353	10,185	14,484	20,110

Non-operating income (expense):
Interest, net	(91)	149	(120)	856
Other, net	(709)	(299)	(1,675)	(949)

Net non-operating expense	(800)	(150)	(1,795)	(93)

Income before income taxes	7,553	10,035	12,689	20,017
Provision for income taxes	3,429	5,924	7,844	13,375

Net income	4,124	4,111	4,845	6,642

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	232	848	(1,769)	382
Unrealized gain (loss) on cash flow hedge	(74)	—	76	—
Unrealized gains on available-for-sale investments	436	430	783	934

Other comprehensive income (loss), net of tax	594	1,278	(910)	1,316

Comprehensive income	$4,718	$5,389	$3,935	$7,958

Basic weighted average common shares outstanding	18,104	17,995	18,064	17,969
Dilutive common shares	119	102	143	167

Diluted weighted average common shares outstanding	18,223	18,097	18,207	18,136

Basic net income per common share	$0.23	$0.23	$0.27	$0.37
Diluted net income per common share	$0.23	$0.23	$0.27	$0.37
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.39

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
							Other
	Common Stock		Treasury Stock		Additional		Compre-
					Paid in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2012	19,586	$196	1,592	$(52,523)	$234,010	$51,704	$14,960	$248,347
Net income	—	—	—	—	—	4,845	—	4,845
Other comprehensive loss, net of tax							(910)	(910)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	2,775	—	—	2,775
Vesting of restricted stock units, net of tax witholdings	—	—	(98)	3,295	(3,942)	—	—	(647)
Re-issuance of treasury stock	—	—	(20)	674	(374)	—	—	300
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,056)	—	(7,056)
Dividend equivalents on restricted stock units	—	—	—	—	—	(79)	—	(79)
Tax deficit related to stock-based compensation	—	—	—	—	(548)	—	—	(548)

Balance at September 30, 2013	19,586	$196	1,474	($48,554)	$231,921	$49,414	$14,050	$247,027

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows—operating activities:
Net income	$4,845	$6,642
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,046	8,083
Deferred income taxes	(500)	1,509
Net realized losses on investments	—	27
Stock-based compensation expense	2,775	4,081
Accretion expense related to earnout payments	1,551	—
Restructuring charges	—	810
Cash paid for restructuring charges	(918)	(8,743)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(21,607)	(18,622)
Accounts payable	(2,381)	(3,165)
Accrued expenses	(10,109)	(48,861)
Income taxes recoverable (payable), net	4,826	15,309
Retirement and pension assets and liabilities	574	956
Prepayments	(3,207)	(75)
Other assets and liabilities, net	240	(1,110)

Net cash used in operating activities	(11,865)	(43,159)

Cash flows—investing activities:
Restricted cash	(50)	282
Capital expenditures	(1,920)	(6,248)
Purchases of available for sale investments	(661)	(1,023)
Proceeds from sales of available for sale investments	155	107

Net cash used in investing activities	(2,476)	(6,882)

Cash flows—financing activities:
Proceeds from debt issuance	40,000	—
Debt repayment	(3,000)	—
Cash dividends paid	(4,875)	(7,294)
Payment of employee tax withholdings on equity transactions	(647)	(1,630)
Purchases of treasury stock	—	(1,123)
Acquisition earnout payments	(357)	(381)

Net cash provided by (used in) financing activities	31,121	(10,428)

Effect of exchange rates fluctuations on cash and cash equivalents	(1,595)	2,216

Net increase (decrease) in cash and cash equivalents	15,185	(58,253)
Cash and cash equivalents at beginning of period	117,605	185,390

Cash and cash equivalents at end of period	$132,790	$127,137

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

2. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies can be found in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013.

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

3. Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the nine months ended September 30, 2013 is as follows:

Balance at December 31, 2012	$4,798
Provision charged to income	998
Write-offs	(739)
Currency	(89)

Balance at September 30, 2013	$4,968

4. Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2013	December 31, 2012
Leasehold improvements	$43,120	$44,043
Office furniture, fixtures and equipment	24,273	24,067
Computer equipment and software	38,464	39,052

Property and equipment, gross	105,857	107,162
Accumulated depreciation	(70,136)	(64,800)

Property and equipment, net	$35,721	$42,362

Depreciation expense for the three months ended September 30, 2013 and 2012 was $2.6 million and $2.5 million, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $7.7 million and $7.4 million, respectively.

5. Restricted Cash

The Company had $8.1 million and $8.2 million of restricted cash at September 30, 2013 and December 31, 2012, respectively. The restricted cash consists of $6.5 million for a retention escrow associated with the Senn Delaney acquisition (See Note 8, Acquisitions). Additionally, there was $1.6 million and $1.7 million of restricted cash related to lease guarantees at September 30, 2013 and December 31, 2012, respectively. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2018.

6. Investments

The components of the Company’s investments are as follows:

	September 30, 2013	December 31, 2012
U.S. non-qualified deferred compensation plan	$12,729	$11,401
Warrants and equity securities	453	501

Total	$13,182	$11,902

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $9.9 million and $9.3 million as of September 30, 2013 and December 31, 2012, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2013
U.S. non-qualified deferred compensation plan	$12,729	$—	$—	$12,729
Assets designated for retirement and pension plans	—	24,700	—	24,700
Derivative designated as cash flow hedge	—	119	—	119
Derivatives designated as fair value hedges	—	(30)	—	(30)
Warrants and equity securities	—	—	453	453
Acquisition earnout accruals	—	—	(11,518)	(11,518)

	$12,729	$24,789	$(11,065)	$26,453

At December 31, 2012
U.S. non-qualified deferred compensation plan	$11,401	$—	$—	$11,401
Assets designated for retirement and pension plans	—	24,096	—	24,096
Derivatives designated as fair value hedges	—	(70)	—	(70)
Warrants and equity securities	—	—	501	501
Acquisition earnout accruals	—	—	(10,270)	(10,270)

	$11,401	$24,026	$(9,769)	$25,658

Substantially all of the Company’s assets on the Condensed Consolidated Balance Sheets are measured at fair value on a recurring basis measured using Level 1 inputs, except those noted in the table above. The Level 2 assets above are valued using a market approach. The Level 3 liabilities are: (i) accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models, and (ii) warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.

8. Acquisitions

Senn-Delaney Leadership Consulting Group, LLC

On December 31, 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The Company expects to pay up to $15.0 million of additional cash consideration based on the realization of specific earnings milestones achieved in the next three years, resulting in $1.6 million of accretion expense included in general and administrative expense in the nine months ended September 30, 2013. The Company also paid $6.5 million into a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $1.8 million of compensation expense in the nine months ended September 30, 2013 related to the retention award.

Bell McCaw Bampflyde Limited

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand, for 0.8 million New Zealand dollars (equivalent to $0.7 million at September 30, 2013) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. Bell McCaw Bampflyde Limited was eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. The Company made earnout payments of $0.4 million in 2011, $0.4 million in 2012 and a final payment of $0.4 million in 2013. There will be no further payments associated with the acquisition.

9. Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2013 are as follows:

	Americas	Europe	Asia Pacific	Total
Balance at December 31, 2012	$108,833	$3,815	$8,292	$120,940
Exchange rate fluctuations	(169)	(15)	(60)	(244)

Balance at September 30, 2013	$108,664	$3,800	$8,232	$120,696

Other Intangible Assets, Net

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		September 30, 2013			December 31, 2012
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.6	$23,079	$(10,943)	$12,136	$23,143	$(8,323)	$14,820
Trade name	15.0	9,394	(914)	8,480	9,400	—	9,400
Software	7.0	7,200	(771)	6,429	7,200	—	7,200
Non-compete	5.0	599	(38)	561	600	—	600

Total intangible assets	10.1	$40,272	$(12,666)	$27,606	$40,343	$(8,323)	$32,020

By segment, other intangible assets, net, as of September 30, 2013 were $24.0 million in the Americas, $3.4 million in Europe, and $0.2 million in Asia Pacific. By segment, other intangible assets, net as of December 31, 2012 were $27.7 million in the Americas, $4.0 million in Europe, and $0.3 million in Asia Pacific.

Intangible asset amortization expense for the three months ended September 30, 2013 and 2012 was $1.5 million and $0.2 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2013 and 2012 was $4.3 million and $0.5 million, respectively. The increase in amortization expense is due to the acquisition of Senn Delaney (See Note 8, Acquisitions). The estimated intangible amortization expense is $5.8 million for fiscal year 2013, $5.4 million for fiscal year 2014, $4.6 million for fiscal year 2015, $4.4 million for fiscal year 2016, and $3.6 million for fiscal year 2017. These amounts are based on intangible assets recorded as of September 30, 2013, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Debt

On June 22, 2011, the Company and certain foreign subsidiary borrowers of the Company entered into a Credit Agreement with certain Lenders and on January 31, 2013 the parties entered into an Amendment and Restatement Agreement, pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement. Pursuant to the Amendment, the Credit Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013, the Company borrowed $40 million under the Amended Credit Agreement. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million. The first payment was made on June 28, 2013 and payments will continue on the last calendar day of every fiscal quarter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The interest rate on the debt is LIBOR plus a spread which is dependent on the Company’s leverage ratio. The Company entered into an interest rate swap to address the risk related to the fluctuation in LIBOR (See Note 11, Derivative Financial Instruments). As of September 30, 2013 the Company’s interest rate, including the impact of the interest rate swap, was 2.54%. The other material terms of the Credit Agreement (as in effect prior to the Amendment) were not amended by the Amendment. The Company is in compliance with its debt covenants as of September 30, 2013.

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

On February 28, 2013, the Company entered into an interest rate swap to hedge the variable interest rate exposure from the underlying term facility. The interest rate swap was entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the short-term variable interest rate. This interest rate swap involves the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains or losses on the interest rate swap that is linked to the term loan being hedged are expected to perfectly offset the losses or gains on the underlying term loan from the short-term variable interest rate. The effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the quarter ended September 30, 2013, the Company’s interest rate swap entered into for purpose of managing fluctuations in cash flows resulting from the variable rate term loan was deemed effective and the Company expects it will be effective for the next twelve months. This interest rate swap was the only hedging instrument used by the Company to mitigate its interest rate risk.

The Company had the following interest rate swap in place as of September 30, 2013:

Interest Rate Swap Contract	Notional Amount	Fair Value (1)	Gain (Loss) (2)
Derivative designated as cash flow hedge	$37,000	$119	$119

(1)	Included in the Condensed Consolidated Balance Sheets within Other current assets
(2)	Included in Other comprehensive income, net of $43 thousand of tax

Foreign Exchange Risk

The Company enters into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables and payables. These derivatives are designated as fair value hedges. Gains and losses on the contracts are included in other, net and offset foreign exchange gains and losses from the remeasurement of intercompany balances or other assets or liabilities denominated in currencies other than the functional currency of the reporting entity. The Company purchased $15.9 million and sold $104.2 million in contracts in the three months ended September 30, 2013 and purchased $45.3 million and sold $272.3 million in contracts in the nine months ended September 30, 2013, of which $6.3 million purchased contracts and $35.2 million sold contracts continue to be outstanding as of September 30, 2013. The Company’s largest contracts are in Euro, British Pound, Singapore Dollar, and Brazilian Real.

The Company had the following foreign exchange forward contracts in place as of September 30, 2013:

Foreign Exchange Forward Contract	Notional Amount (in USD Equivalent)	Fair Value (1)
Derivatives designated as fair value hedges	$(28,835)	$(30)

(1)	Included in the Condensed Consolidated Balance Sheets within Other current liabilities

The loss on the foreign exchange contracts was $1.5 million and $0.4 million for the three and nine months ended September 30, 2013, respectively and is included in Other, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

12. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	September 30, 2013	December 31, 2012
Deferred revenue	$25,235	$23,271
VAT and sales tax payable	6,174	3,418
Other	17,225	13,701

Total other current liabilities	$48,634	$40,390

The components of other non-current liabilities are as follows:

	September 30, 2013	December 31, 2012
Accrued salaries and employee benefits	$25,457	$27,023
Premise related costs	16,472	16,163
Earnout payment	8,559	9,900
Other	2,330	3,857

Total other non-current liabilities	$52,818	$56,943

13. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total stock-based compensation expense included in operating income	$302	$1,281	$2,775	$4,081
Income tax benefit related to stock-based compensation included in net income	$118	$495	$1,087	$1,576

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2013:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2012	361,778	$23.43
Granted	174,508	14.01
Vested and converted to common stock	(142,487)	24.15
Forfeited	(97,876)	17.69

Outstanding on September 30, 2013	295,923	19.43

As of September 30, 2013, there was $2.5 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.7 years.

Performance Stock Units

Performance stock unit activity for the nine months ended September 30, 2013:

	Number of Peformance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2012	80,000	$23.75
Granted	63,895	13.89
Vested and converted to common stock	—	—
Forfeited	(82,574)	19.07

Outstanding on September 30, 2013	61,321	19.77

As of September 30, 2013, there was $0.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.1 years.

14. Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the nine months ended September 30, 2013 is summarized below:

	Cash Flow Hedge Adjustment	Available-for- Sale Securities Adjustment	Foreign currency Translation Adjustment	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$—	$1,656	$13,606	$(302)	$14,960
Other comprehensive income (loss) before reclassification, net of tax	197	823	(1,769)	—	(749)
Amount reclassified from AOCI (1)	(121)	(40)	—	—	(161)

Net current period other comprehensive income (loss)	76	783	(1,769)	—	(910)

Balance at September 30, 2013	$76	$2,439	$11,837	$(302)	$14,050

(1)	Included in Other, net in the Condensed Consolidated Statements of Comprehensive Income

15. Income Taxes

In the third quarter of 2013, the Company reported income before taxes of $7.6 million and recorded an income tax provision of $3.4 million. The Company’s effective income tax rate for the third quarter of 2013 was 45.4%, which reflects an adjusted full-year expected annualized tax rate of approximately 68 percent, up from the second quarter 2013 adjusted full-year expected annualized tax rate of approximately 64 percent. The increase in the anticipated full-year annualized tax rate from the second quarter is primarily due to a change in the projection and mix of income earned worldwide.

For the first nine months of 2013, the Company reported income before taxes of $12.7 million and recorded an income tax provision of $7.8 million. The Company’s effective income tax rate for the nine months ended September 30, 2013 was 61.8%. The decrease in the tax rate from the second quarter is due to certain discrete items recorded as a tax benefit in the third quarter.

In the third quarter of 2012, the Company reported income before taxes of $10.0 million and recorded an income tax provision of $5.9 million. The Company’s effective income tax rate for the third quarter of 2012 was 59.0%.

For the first nine months of 2012, the Company reported income before taxes of $20.0 million and recorded an income tax provision of $13.4 million. The Company’s effective income tax rate for the nine months ended September 30, 2012 was 66.8%.

16. Segment Information

The Company operates in three geographic regions: the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East).

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

There were no restructuring charges for the first nine months of 2013 or in the three months ended September 30, 2012. By segment, restructuring charges were $0.8 million in Europe for the first nine months of 2012.

The revenue and operating income (loss) by segment, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Americas	$71,073	$72,424	$208,026	$196,614
Europe	24,380	21,538	67,502	75,746
Asia Pacific	23,528	23,350	68,464	67,543

Revenue before reimbursements (net revenue)	118,981	117,312	343,992	339,903
Reimbursements	4,523	5,033	14,148	16,517

Total	$123,504	$122,345	$358,140	$356,420

Operating income (loss):
Americas	$19,279	$21,293	$50,733	$49,146
Europe	59	479	(6,042)	2,964
Asia Pacific	2,310	1,456	5,995	3,908

Total regions	21,648	23,228	50,686	56,018
Global Operations Support	(13,295)	(13,043)	(36,202)	(35,098)

Operating income before restructuring charges	8,353	10,185	14,484	20,920
Restructuring charges	—	—	—	(810)

Total	$8,353	$10,185	$14,484	$20,110

17. Guarantees

The Company has issued cash collateralized guarantees and letter of credit backed guarantees supporting certain obligations, primarily the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2018. For each guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.3 million as of September 30, 2013. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at September 30, 2013). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Executive Overview

Our Business

We are a leadership advisory firm providing executive search, culture shaping and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. Focusing on top-level services provides us several advantages, including access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of other services to clients. Our other services include culture shaping provided by Senn Delaney, a business that we acquired on December 31, 2012, and leadership consulting services which include executive assessment, leadership development, board and top team effectiveness, and succession planning.

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

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA, Adjusted EBITDA margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per search or project.

Revenue is driven by market conditions and a combination in the number of executive search engagements and leadership consulting and culture shaping projects, average revenue per search or project, and the development and hiring of additional consultants. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per search or project will vary from quarter to quarter, affecting revenue and operating margin.

Our Compensation Model

At the consultant level there are fixed and variable components of compensation. Individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward may be based upon individual performance against a series of non-financial measures. Credit towards the variable portion of a consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded, which directly impacts operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on Company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

Fourth Quarter 2013 Outlook

We are currently forecasting 2013 fourth quarter net revenue of between $100 million and $110 million. Our 2013 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business, the uncertainty in the global economic climate, and no change in future currency rates.

Our 2013 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A—Risk Factors and in our 2012 Annual Report on Form 10-K. As such, actual results could vary from these forecasts.

Results of Operations

The following table summarizes, for the periods indicated, the results of our operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.8	4.3	4.1	4.9

Total revenue	103.8	104.3	104.1	104.9
Operating expenses:
Salaries and employee benefits	68.6	67.9	68.7	69.5
General and administrative expenses	24.3	23.4	27.1	24.4
Reimbursements	3.8	4.3	4.1	4.9
Restructuring charges	—	—	—	0.2

Total operating expenses	96.8	95.6	99.9	98.9

Operating income	7.0	8.7	4.2	5.9

Non-operating income (expense):
Interest, net	(0.1)	0.1	(0.0)	0.3
Other, net	(0.6)	(0.2)	(0.5)	(0.3)

Net non-operating expense	(0.7)	(0.1)	(0.5)	—

Income before income taxes	6.3	8.6	3.7	5.9
Provision for income taxes	2.9	5.1	2.3	3.9

Net income	3.5%	3.5%	1.4%	2.0%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate in three geographic regions (See Note 16, Segment Information). The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Americas	$71,073	$72,424	$208,026	$196,614
Europe	24,380	21,538	67,502	75,746
Asia Pacific	23,528	23,350	68,464	67,543

Revenue before reimbursements (net revenue)	118,981	117,312	343,992	339,903
Reimbursements	4,523	5,033	14,148	16,517

Total	$123,504	$122,345	$358,140	$356,420

Operating income (loss):
Americas	$19,279	$21,293	$50,733	$49,146
Europe	59	479	(6,042)	2,964
Asia Pacific	2,310	1,456	5,995	3,908

Total regions	21,648	23,228	50,686	56,018
Global Operations Support	(13,295)	(13,043)	(36,202)	(35,098)

Operating income before restructuring charges	8,353	10,185	14,484	20,920
Restructuring charges	—	—	—	(810)

Total	$8,353	$10,185	$14,484	$20,110

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Total revenue. Consolidated total revenue increased $1.2 million, or 0.9%, to $123.5 million in 2013 from $122.3 million in 2012. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $1.7 million, or 1.4%, to $119.0 million for the three months ended September 30, 2013 from $117.3 million for the three months ended September 30, 2012. Executive Search and Leadership Consulting net revenue decreased $4.9 million and Senn Delaney net revenue was $6.6 million for the three months ended September 30, 2013. The negative impact of exchange rate fluctuations resulted in approximately one percentage point of the decrease. Decreases in the Education & Social Enterprise, Financial Services, Global Technology & Services and Industrial search practices were the primary drivers of the decline in Executive Search and Leadership Consulting net revenue; however, these decreases were partially offset by increases in Consumer Markets and Life Sciences search practice and Leadership Consulting. The number of confirmed executive searches decreased approximately 5 percent compared to the third quarter of 2012. The number of consultants was 308 as of September 30, 2013 compared to 332 as of September 30, 2012. Productivity, as measured by annualized net revenue per consultant, excluding Senn Delaney, was $1.4 million in the third quarter of 2013 and 2012, and average revenue per executive search was $124,500 in the 2013 third quarter compared to $123,700 in the 2012 third quarter.

Net revenue in the Americas was $71.1 million for the three months ended September 30, 2013, a decrease of $1.3 million, or 1.9%, from $72.4 million in the third quarter of 2012. Net revenue in Europe was $24.4 million for the three months ended September 30, 2013, an increase of $2.8 million, or 13.2%, from $21.5 million in the third quarter of 2012. Exchange rate fluctuations positively impacted net revenue in Europe by approximately one percentage point in the third quarter of 2013. Net revenue in Asia Pacific was $23.5 million for the three months ended September 30, 2013, an increase of $0.2 million, or 0.8%, from $23.4 million in the third quarter of 2012. Exchange rate fluctuations negatively impacted net revenue in Asia Pacific by approximately 7 percentage points in the third quarter of 2013.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $2.0 million, or 2.6%, to $81.7 million for the three months ended September 30, 2013 from $79.6 million for the three months ended September 30, 2012. Salaries and employee benefits in the third quarter 2013 include $4.0 million of Senn Delaney salaries and benefit costs and $3.0 million of expense related to a separation agreement with the Company’s former chief executive officer. Excluding these costs, fixed salaries and employee benefits expense decreased $8.0 million. This decrease was due to a $4.6 million reduction in salaries, payroll taxes and other employee benefits primarily due to lower headcount, $2.5 million due to lower sign-on and minimum guarantee expense, $0.5 million lower amortization of retention related bonus payments and $0.4 million less stock-based compensation expense. These decreases were offset by an increase in discretionary compensation of $3.0 million due primarily to an increase in the number of consultants whose compensation is primarily driven by performance. In the 2013 third quarter we had on average 1,486 employees, including 91 Senn Delaney employees, compared to an average of 1,465 employees in the 2012 third quarter.

Exchange rate fluctuations negatively impacted salaries and employee benefits expense by $0.9 million or 1.1%.

As a percentage of net revenue, salaries and employee benefits expense was 68.6% in the third quarter of 2013, compared to 67.9% in the third quarter of 2012.

General and administrative expenses. Consolidated general and administrative expenses increased $1.5 million, or 5.3%, to $29.0 million for the three months ended September 30, 2013 from $27.5 million for the three months ended September 30, 2012. The increase is primarily due to $3.3 million related to Senn Delaney (including $1.4 million of intangible asset amortization and $0.5 million associated with the accretion of the earnout payments). Excluding Senn Delaney, general and administrative expense declined $1.8 million due primarily to $2.5 million of costs associated with a worldwide partners’ meeting held in the third quarter of 2012.

Exchange rate fluctuations negatively impacted general and administrative expenses by $0.3 million or 0.9%.

As a percentage of net revenue, general and administrative expenses were 24.3% in the third quarter of 2013 compared to 23.4% in the third quarter of 2012.

Operating income. Consolidated operating income was $8.4 million for the three months ended September 30, 2013 compared to $10.2 million for the three months ended September 30, 2012. The $1.8 million decrease in operating income is primarily due to the increases in salaries and employee benefits expense of $2.0 million and general and administrative expenses of $1.5 million, partially offset by an increase in net revenue of $1.7 million.

Americas

In the Americas, operating income for the three months ended September 30, 2013 decreased $2.0 million to $19.3 million from $21.3 million for the three months ended September 30, 2012. The decrease in operating income is due to a decrease in net revenue of $1.3 million and an increase in general and administrative expense of $2.5 million, partially offset by a decrease in salaries and employee benefits expense of $1.9 million. The decrease in net revenue was due to decreases in the Consumer Markets, Education & Social Enterprises, Financial Services and Industrial search practices, as well as Leadership Consulting, offset by Senn Delaney revenue of $5.6 million and increases in the Life Sciences and Global Technology & Services practices. The number of Executive Search and Leadership Consulting consultants was 137 as of September 30, 2013, compared to 156 as of September 30, 2012.

Senn Delaney salaries and benefits were $3.5 million for the quarter. Excluding Senn Delaney, salaries and benefits declined $5.4 million. The decrease in salaries and employee benefits expense is due to a $5.1 million decrease in fixed compensation and a $0.3 million decrease in performance-related compensation. Fixed compensation declined due to lower salary and payroll tax expense of $1.7 million associated with the decline in headcount and a decline in consultant sign-on and minimum guarantee expense of $2.1 million. Performance-related compensation decreased primarily due to lower net revenue associated with Executive Search and Leadership Consulting.

Approximately $2.8 million of the increase in general and administrative expense is due to the addition of Senn Delaney (including $1.2 million of intangible amortization expense and $0.4 million of accretion expense related to the earnout payments).

Europe

In Europe, operating income for the three months ended September 30, 2013 decreased $0.4 million to $0.1 million from $0.5 million for the three months ended September 30, 2012. The decrease is due to additional salaries and employee expense of $2.8 million and general and administrative expense of $0.4 million, offset by growth in net revenue of $2.8 million. The growth in net revenue was across all search practices, except Education & Social Enterprises and Global Technology & Services, and included Senn Delaney revenue of $1.0 million. The number of Executive Search and Leadership Consulting consultants was 87 as of September 30, 2013 compared to 91 as of September 30, 2012.

Fixed salaries and benefits increased $1.0 million including $0.4 million related to the addition of Senn Delaney and $0.4 million related to severance. Performance related compensation increased $1.8 million primarily due to the increase in net revenue.

The increase in general and administrative expense was primarily due to $0.5 million related to the addition of Senn Delaney (including $0.2 million of intangible amortization expense and $0.1 million of accretion expense related to the earnout payments).

Asia Pacific

In Asia Pacific, operating income for the three months ended September 30, 2013 increased $0.8 million to $2.3 million from $1.5 million for the three months ended September 30, 2012. The increase is due to an increase in revenue of $0.2 million and a decrease in salaries and benefits expense of $1.1 million, partially offset by an increase in general and administrative expenses of $0.5 million. The increase in net revenue was primarily due to increases in the Consumer Markets, Industrial, and Life Sciences search practices, as well as Leadership Consulting, partially offset by decreases in Education & Social Enterprise, Financial Services and Global Technology & Services practices. The number of Executive Search and Leadership Consulting consultants was 84 as of September 30, 2013 compared to 85 as of September 30, 2012.

Fixed salaries and benefits declined $2.1 million due to a decreases in salaries, payroll taxes and other fixed employee benefits of $1.5 million due to a change in the geographic mix of employees and a decline in sign-on bonuses and minimum guarantee expenses of $0.6 million, Performance related compensation increased $1.0 million due primarily to an increase in the number of consultants whose compensation is primarily based on performance.

The increase in general and administrative expense is primarily due to bad debt expense.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2013 increased $0.3 million to $13.3 million from $13.0 million for the three months ended September 30, 2012. Salaries and employee benefits expense increased $2.3 million while general and administrative expense decreased $2.0 million. The increase in salaries and employee benefits expense is due primarily to $3.0 million related to a separation agreement with the Company’s former chief executive officer, partially offset by a decline in stock-based compensation expense of $0.3 million and other fixed salary and benefits costs of $0.2 million. The decrease in general and administrative expense is primarily due a decline of $2.5 million in costs associated with a global partners’ meeting held during the third quarter of 2012.

Net non-operating expense. Net non-operating expense was $0.8 million for the three months ended September 30, 2013 compared to $0.2 million for the three months ended September 30, 2012.

Net interest expense was $0.1 million in the third quarter of 2013 compared to net interest income of $0.1 million in the third quarter of 2012. The difference represents the interest expense on the 2013 borrowings that were not in place in 2012.

Net other non-operating expense was $0.7 million for the three months ended September 30, 2013, compared to $0.3 million for the three months ended September 30, 2012. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. See Note 15, Income Taxes.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Total revenue. Consolidated total revenue increased $1.7 million, or 0.5%, to $358.1 million in 2013 from $356.4 million in 2012. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $4.1 million, or 1.2%, to $344.0 million for the nine months ended September 30, 2013 from $339.9 million for the nine months ended September 30, 2012. Executive Search and Leadership Consulting net revenue decreased $13.5 million, offset by Senn Delaney net revenue of $17.6 million for the nine months ended September 30, 2013. The negative impact of exchange rate fluctuations resulted in approximately one percentage point or $3.2 million of the decrease. Decreases in net revenue in Leadership Consulting and the Consumer Markets, Educational & Social Enterprises, Global Technology & Services and Industrial search practices were partially offset by growth in net revenue from the Financial Services and Life Sciences practices. The number of Executive Search and Leadership Consulting consultants was 308 as of September 30, 2013 compared to 332 as of September 30, 2012. The number of confirmed executive searches decreased approximately 2 percent compared to the first nine months of 2012. Productivity, as measured by annualized net revenue per consultant, excluding Senn Delaney, increased to $1.4 million for the nine months ended 2013 from $1.3 million for the nine months ended 2012, and average revenue per executive search was $111,700 for the nine months ended September 30, 2013 compared to $112,600 for the nine months ended September 30, 2012.

Net revenue in the Americas was $208.0 million for the nine months ended September 30, 2013, an increase of $11.4 million, or 5.8%, from $196.6 million for the nine months ended September 30, 2012. Net revenue in Europe was $67.5 million for the nine months ended September 30, 2013, a decrease of $8.2 million, or 10.9%, from $75.7 million for the nine months ended September 30, 2012. Exchange rate fluctuations negatively impacted net revenue in Europe by less than one percentage point for the nine months ended September 30, 2013. Net revenue in Asia Pacific was $68.5 million for the nine months ended September 30, 2013, an increase of $0.9 million, or 1.4%, from $67.5 million for the nine months ended September 30, 2012. Exchange rate fluctuations negatively impacted net revenue in Asia Pacific by approximately 3 percentage points for the nine months ended September 30, 2013.

Salaries and employee benefits. Consolidated salaries and employee benefits expense was $236.2 million for the nine months ended September 30, 2013 and 2012. Salaries and employee benefits in 2013 includes Senn Delaney costs of $11.9 million and $3.0 million in expense related to a separation agreement with the Company’s former chief executive officer. Fixed compensation decreased $15.9 million due to decreases in salary and payroll tax expense of $5.5 million and employee benefits and other fixed costs of $3.5 million due primarily to lower employee headcount. Additionally, sign-on bonuses and minimum guarantee expense declined $5.3 million, stock compensation declined $0.9 million and amortization of retention related bonus payments declined $0.7 million. Performance related compensation increased $1.0 million due primarily to an increase in the number of consultants whose compensation is primarily driven by performance. In the nine months ended September 30, 2013 we had on average 1,507 employees, including 91 Senn Delaney employees, compared to an average of 1,460 employees as of September 30, 2012.

Exchange rate fluctuations positively impacted salaries and employee benefits expense by $1.9 million or 0.8%.

As a percentage of net revenue, salaries and employee benefits expense was 68.7% in the first nine months of 2013, compared to 69.5% in the first nine months of 2012.

General and administrative expenses. Consolidated general and administrative expenses increased $10.5 million, or 12.6%, to $93.3 million for the nine months ended September 30, 2013 from $82.8 million for the nine months ended September 30, 2012. The increase is primarily due to $9.5 million related to Senn Delaney (including $4.1 million of intangible asset amortization and $1.6 million associated with the accretion of the earnout payments), $0.7 million increase in expenses related to the Company’s proprietary database, $0.6 million increase in travel, $0.4 million in hiring fees and a $0.2 million increase in other operating costs. These increases were partially offset by a decrease in premise and other infrastructure costs of $0.9 million.

Exchange rate fluctuations positively impacted general and administrative expenses by $0.5 million or 0.7%.

As a percentage of net revenue, general and administrative expenses were 27.1% in the first nine months of 2013, compared to 24.4% in the first nine months of 2012.

Restructuring charges. During the nine months ended September 30, 2012, we recorded restructuring charges of $0.8 million related to adjustments associated with our 2011 restructuring plan. These charges consist of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise-related costs.

Operating income. Our consolidated operating income was $14.5 million for the nine months ended September 30, 2013 compared to $20.1 million for the nine months ended September 30, 2012.

For segment purposes, restructuring charges are not included in operating income by geographic region. We believe that analyzing trends in operating income excluding restructuring charges more appropriately reflects our core operations.

Americas

The Americas reported operating income of $50.7 million for the nine months ended September 30, 2013, an increase of $1.6 million compared to $49.1 million for the nine months ended September 30, 2012. The increase in operating income is due to an increase in net revenue of $11.4 million, which was partially offset by increases in salaries and employee benefits expense of $1.7 million and general and administrative expense of $8.1 million. The increase in net revenue reflected Senn Delaney revenue of $15.1 million as well as increases in the Financial Services, Global Technology & Services and Life Sciences practices, partially offset by decreases in the Consumer Markets, Educational & Social Enterprises and Industrial practices and Leadership Consulting. The number of Executive Search and Leadership Consulting consultants was 137 as of September 30, 2013, compared to 156 as of September 30, 2012.

The increase in salaries and employee benefits expense is due to Senn Delaney costs of $10.1 million. Excluding Senn Delaney, salaries and benefits would have declined $8.4 million of which, $9.8 million of the decrease relates to fixed compensation, partially offset by an increase in performance-related compensation of $1.4 million. Fixed compensation declined due to decreases in salaries, payroll taxes and employee benefits of $5.1 million due primarily to lower headcount, a decrease in sign-on and minimum guarantee expense of $4.5 million and a reduction is stock-based compensation expense of $0.2 million. The increase in performance based compensation is due primarily to an increase in the number of consultants whose compensation is primarily driven by performance.

The increase in general and administrative costs is primarily due to $8.0 million related to Senn Delaney (including $3.5 million of intangible amortization expense and $1.3 million of accretion expense related to the earnout payments).

Europe

Europe reported an operating loss of $6.0 million for the nine months ended September 30, 2013, a decrease of $9.0 million compared to operating income of $3.0 million for the nine months ended September 30, 2012. The decrease in operating income is due primarily to a decrease in net revenue of $8.2 million and an increase in general and administrative expense of $1.8 million, partially offset by a decrease in salaries and employee benefits expense of $1.1 million. The decrease in net revenue was in Leadership Consulting and across all search practices, except Consumer Markets and Life Sciences, partially offset by Senn Delaney revenue of $2.5 million. The number of Executive Search and Leadership Consulting consultants was 87 as of September 30, 2013 compared to 91 as of September 30, 2012.

The increase in general and administrative expense was due primarily to $1.4 million related to Senn Delaney (including $0.6 million of intangible amortization expense and $0.3 million of accretion expense related to the earnout payments) and $0.6 million of operating costs and $0.1 million of bad debt expense, partially offset by a $0.3 million decline in premise and infrastructure. Performance based compensation declined $1.9 million due primarily to lower net revenues, partially offset by an increase in fixed salaries and benefits of $0.8 million, of which $1.4 million was due to Senn Delaney. Excluding Senn Delaney fixed compensation declined $0.6 million due primarily to lower headcount and a decline in stock compensation.

Asia Pacific

Asia Pacific reported operating income of $6.0 million for the nine months ended September 30, 2013, an increase of $2.1 million compared to operating income of $3.9 million for the nine months ended September 30, 2012. The increase is due to an increase in net revenue of $0.9 million and a $2.2 million decrease in salaries and employee benefits, partially offset by an increase in general and administrative expenses of $1.0 million. The increase in net revenue was primarily due to increases in the Financial Services and Industrial search practices and Leadership Consulting. The number of Executive Search and Leadership Consulting consultants was 84 as of September 30, 2013 compared to 85 as of September 30, 2012.

The decrease in salaries and employee benefits expense reflects a $3.6 million decrease in fixed compensation due primarily to a $1.1 million decline in sign-on and minimum guarantee expense and a $1.0 million decline in other fixed compensation costs primarily due to a change in the geographic mix of employees. The decrease in fixed compensation was partially offset by an increase of $1.4 million in performance-related compensation primarily due to an increase in the number of consultants whose compensation is primarily driven by performance.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2013 were $36.2 million, an increase of $1.1 million, compared to $35.1 million for the nine months ended September 30, 2012. Salaries and employee benefits expense increased $1.7 million, partially offset by a decline in general and administrative expense of $0.6 million. Salaries and employee benefits expense in the first nine months of 2013 includes $3.0 million of expense related to a separation agreement with the Company’s former chief executive officer. Fixed compensation declined $1.8 million primarily due to lower stock-based compensation expense. Discretionary compensation increased $0.5 million due to higher net revenue and Company performance. General and administrative expense decreased due to a $1.6 million decrease in operating costs, primarily professional fees, partially offset by an increase in depreciation of $1.0 million.

Net non-operating expense. Net non-operating expense was $1.8 million for the nine months ended September 30, 2013 compared to $0.1 million for the nine months ended September 30, 2012.

Net interest expense was $0.1 million for the nine months ended September 30, 2013 compared to income of $0.9 million for the nine months ended September 30, 2012. Interest income was $0.5 million for the nine months ended September 30, 2013 offset by $0.6 million of interest expense associated our 2013 borrowings. The difference represents the interest expense on the 2013 borrowings that were not in place in 2012.

Net other non-operating expense was $1.7 million for the nine months ended September 30, 2013, compared to $0.9 million for the nine months ended September 30, 2012. Net other non-operating expense consists of exchange gains and losses on cash and intercompany balances, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

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

Lines of credit. On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement, pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement dated as of June 22, 2011. Pursuant to the Agreement, the Credit Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013 the Company borrowed $40 million under the Term Facility and $37.0 million was outstanding as of September 30, 2013. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million. The first payment was made on June 28, 2013 and payments will continue on the last calendar day of every fiscal quarter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The other material terms of the Credit Agreement (as in effect prior to the Agreement) were not amended by the Agreement.

There were no borrowings made or outstanding during the nine months ended September 30, 2012. We were in compliance with the financial and other covenants under the Agreement and no event of default existed at September 30, 2013.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2013, December 31, 2012 and September 30, 2012 were $132.8 million, $117.6 million and $127.1 million, respectively. The $132.8 million of cash and cash equivalents at September 30, 2013, includes $52.1 million held by our foreign subsidiaries. A portion of the $52.1 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the nine months ended September 30, 2013, cash used in operating activities was $11.9 million, principally reflecting a decrease in accrued expenses due to cash bonus payments of approximately $87 million, partially offset by 2013 bonus accruals and a $21.6 million increase in trade and other receivables, partially offset by $15.0 million of non-cash expenses.

For the nine months ended September 30, 2012, cash used in operating activities was $43.2 million, primarily reflecting a decrease in accrued expenses due to approximately $109 million of 2011 bonuses that were paid during 2012, partially offset by approximately $64 million of 2012 accruals for variable compensation and an $18.6 million increase in trade and other receivables.

Cash flows used in investing activities. Cash used in investing activities was $2.5 million for the nine months ended September 30, 2013 primarily due to capital expenditures of $1.9 million and purchases of available for sale investments of $0.7 million.

Cash used in investing activities was $6.9 million for the nine months ended September 30, 2012 primarily due to capital expenditures of $6.2 million and purchases of available for sale investments of $1.0 million.

Cash flows used in financing activities. Cash provided by financing activities for the nine months ended September 30, 2013 was $31.1 million primarily due to $40.0 million of proceeds from the issuance of debt, partially offset by $4.9 million of quarterly cash dividends to shareholders, $3.0 million of debt repayments, $0.6 million of payments for employee tax withholdings on equity transactions, and a $0.4 million earnout payment related to the Bell McCaw Bampflyde acquisition.

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

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2013 by $1.1 million (See Note 11, Derivative Financial Instruments). For financial information by geographic segment see Note 16, Segment Information.

Interest Rate Risk. We are exposed to interest rate risk related to our debt. We mitigate this risk through the use of an interest rate swap; see Note 11, Debt and Note 12, Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements, for more information on our debt and interest rate swaps. A 10% change in interest rates would not have a material impact on the fair value of the outstanding interest rate swap agreement for the nine months ended September 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. This evaluation excluded an assessment of internal control over financial reporting of Senn-Delaney Leadership Consulting Group, LLC (“Senn Delaney”), which was acquired on December 31, 2012 and whose consolidated financial statements reflect total assets and revenue constituting 14% and 5% respectively, of the Company’s consolidated financial statement amounts as of and for the quarter ended September 30, 2013. As permitted by the SEC, management has elected to exclude Senn Delaney from management’s assessment of the effectiveness the Company’s internal control over financial reporting for the nine months ended September 30, 2013. Based on the evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at September 30, 2013). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of any final adjustment, if any, would not be material to our financial condition.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

3.2	Amended and Restated By-laws of the Registration (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

*31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2013

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer and Controller