Form 10-K
period 2013-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2014-03-13
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 28, 2013 was approximately $297,992,768 based upon the closing market price of $16.72 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of March 7, 2014, there were 18,134,129 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2014, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leadership advisory firm providing executive search, culture shaping and leadership consulting services to businesses and business leaders worldwide. When we use the terms “Heidrick & Struggles,” “the company,” “we,” “us” and “our,” in this Form 10-K, we mean Heidrick & Struggles International, Inc. a Delaware corporation, and its consolidated subsidiaries. We provide our services to a broad range of clients through the expertise of approximately 300 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for 60 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

Our service offerings include the following:

Executive Search.    We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their management needs. Our executive search services generate revenues through the fees generated for each search engagement, which generally are based on the annual cash compensation for the placed executive. We provide our executive search services on a retained basis, recruiting senior executives whose first year base salary and bonus averaged approximately $340,200 in 2013 on a worldwide basis.

The executive search industry is highly fragmented, consisting of several thousand executive search firms worldwide. Executive search firms are generally separated into two broad categories: retained search and contingency search. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates. Retained executive search firms generally are compensated for their services regardless of whether the client employs a candidate identified by the search firm and are generally retained on an exclusive basis. Retained executive search firms normally charge a fee for their services equal to approximately one-third of the first year’s total compensation for the position being filled. In contrast, contingency search firms are compensated only upon successfully placing a recommended candidate.

We are a retained executive search firm. Our search process typically consists of the following steps:

•

Analyzing the client’s business needs in order to understand its organizational structure, relationships, and culture; advising the client as to the required set of skills and experience for the position; and identifying with the client the other characteristics desired of the successful candidate.

•	Selecting, contacting, interviewing and evaluating candidates on the basis of experience and potential cultural fit with the client organization

•	Presenting confidential written reports on the candidates who potentially fit the position specification

•	Scheduling a mutually convenient meeting between the client and each candidate

•	Completing references on the final candidate selected by the client

•	Assisting the client in structuring compensation packages and supporting the successful candidate’s integration into the client team

Culture Shaping.    On December 31, 2012 we acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Chief executives seek our guidance to create thriving organizational cultures in a variety of business situations, including:

•	Aligning executive teams when there are new leaders and/or new roles

•	Integrating cultures following mergers and acquisitions

•	Shaping the culture to support new strategies and structures

•	Helping minimize cultural barriers to change when implementing major organizational systems or processes

•	Creating greater organizational agility to meet the challenges of a changing marketplace.

Senn Delaney uses its proprietary technology to administer, analyze and interpret organizational cultures and drivers, as well as methods to develop clarity around leadership teams and desired organizational outcomes. Culture shaping is currently less than 10% of our net revenue. Our culture shaping services generate revenue through a combination of professional service and license fees related to the engagement.

Leadership Consulting.    Our leadership consulting services include succession planning, executive assessment and top team and board effectiveness. Leadership Consulting is currently less than 10% of our net revenue. Our leadership consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services.

Client base.    For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. Our clients generally fall into one of the following categories:

•	Fortune 1000 companies

•	Major U.S. and non-U.S. companies

•	Middle market and emerging growth companies

•	Governmental, higher education and not-for-profit organizations

•	Other leading private and public entities

Available Information

We maintain an Internet website at http://www.heidrick.com. We make available free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our web site, and available in print upon request of any shareholder to Investor Relations, are our certificate of incorporation and by-laws, charters for our Audit and Finance Committee, Human Resources and Compensation Committee, and Nominating and Board Corporate Governance Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Investor Relations can be contacted at Heidrick & Struggles International, Inc., 233 South Wacker Drive, Suite 4200, Chicago, Illinois, 60606, Attn: Investor Relations Officer, telephone: 312-496-1200, e-mail: InvestorRelations@heidrick.com.

Organization

Our organizational structure, which is arranged by geography, service offering and industry/functional practices, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for leadership talent.

Geographic Structure.    We provide senior-level executive search, culture shaping and leadership consulting services to our clients worldwide through a network of approximately 50 offices in 30 countries. Major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations, and potential adverse tax consequences. For a more complete description of the risks associated with our business please see the Section in this Form 10-K entitled “Risk Factors”.

Our worldwide network includes affiliate relationships in Finland, South Africa, Turkey and Portugal. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees are less than 1% of our net revenue.

Information by Geography.    We operate our executive search and leadership consulting services in three geographic regions: the Americas (which includes the countries in North and South America); Europe (which includes the continents of Europe and Africa); and Asia Pacific (which includes Asia and the region generally known as the Middle East). During 2013 our culture shaping segment operated in the Americas and Europe.

Americas.    As of December 31, 2013, we had 126 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago and San Francisco.

Europe.    As of December 31, 2013, we had 83 consultants in our European segment. The largest countries in this segment, as defined by net revenue, are located in the United Kingdom, Germany and France.

Asia Pacific.    As of December 31, 2013, we had 84 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are located in Australia, China (including Hong Kong), and Singapore.

Culture Shaping.    As of December 31, 2013, we had 24 consultants (including outside contractors) in our Culture Shaping segment. The culture shaping consultants are primarily based in Huntington Beach, CA and approximately 85% of the net revenue is generated in the United States.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2013	2012	2011
Executive Search and Leadership Consulting
Americas	56%	58%	54%
Europe	19%	22%	25%
Asia Pacific	20%	20%	21%
Culture Shaping	5%	—	—

For financial information relating to each segment, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices.    Our executive search business, excluding leadership consulting, operates in six broad industry groups listed below. These industry categories and their relative sizes, as measured by net revenue for 2013 and 2012, are as follows:

	Percentage of Net Revenue
Global Industry Practices	2013	2012
Industrial	25%	26%
Financial Services	25	25
Global Technology & Services	20	19
Consumer Markets	17	17
Healthcare & Life Sciences	9	9
Education, Non-Profit & Social Enterprise	4	4

	100%	100%

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

We service our clients with global industry interests and needs through unified global executive search teams who specialize in industry practices. This go-to-market strategy allows us to leverage our global diversity and market intelligence and is designed to provide better client service. Each client is served by one global account team, which we believe is a key differentiator from our competition.

Global Functional Practices.    Our executive search consultants also specialize in searches for specific “C-level” functional positions, which are roles that generally report directly to the chief executive officer.

Our Global Functional Practices include Chief Executive Officer and Board of Directors; Human Resources Officers; Financial Officers; Information &Technology Officers; Interim Executives; Legal, Risk, Compliance & Government Affairs; Marketing, Sales & Strategy Officers; Research & Development; and Supply Chain & Transportation.

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

Seasonality

There is no discernible seasonality in our business, although as a percentage of total annual net revenue, the first quarter is typically the lowest. Revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. In addition, the volatility in the global economy and business cycles can impact our quarterly revenue and operating income.

Clients and Marketing

Our consultants market the firm’s executive search, culture shaping and leadership consulting services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are supported by proprietary databases, which provide our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completed assignments, as well as repeat business resulting from our ongoing client relationships.

In support of client calling and networking, the practice teams as well as individual consultants also author and publish articles and white papers on a variety of leadership and talent topics and trends around the world. Our consultants often present research findings and talent insights at notable conferences and events as well. Our insights are sometimes acknowledged by major media outlets and trade journalists. These efforts aid in the marketing of our services as well.

Either by agreement with the clients or to maintain strong client relationships, we may refrain from recruiting employees of a client, or possibly other entities affiliated with that client, for a specified period of time but typically not more than one year from the commencement of a search. We seek to mitigate any adverse effects of these off-limits arrangements by strengthening our long-term relationships, allowing us to communicate our belief to prospective clients that we can conduct searches without these off-limits arrangements impeding the quality of our work.

No single client accounted for more than 2% of our net revenue in 2013, 2012 or 2011. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 7% of total net revenue in 2013 and approximately 8% in 2012 and 2011.

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

Our culture shaping business’ proprietary Web-based system, SD Connect™ is integral to the culture-shaping process. This technology platform enables our consultants to administer, analyze and interpret online Corporate Culture Profiles™ (CCP) surveys to develop clarity around team and organizational need and desired outcomes. In addition, we gather data using our online Customer Intake Survey™ (CIS) to determine which culture-shaping concepts are being utilized by individuals and the team as a whole.

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2013, we had full-time equivalent head count (including contractors) of 1,499, consisting of 317 consultants, 423 associates and 759 other search, support and Global Operations Support staff.

We promote our associates to consultant during the annual consultant promotion process and we recruit our consultants from other executive search or human capital firms, or in the case of executive search, consultants new to search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and whom we train in our techniques and methodologies. Our culture shaping consultants are recruited for their consulting and leadership advisory experience and often are former clients who are familiar with our culture shaping methodology. In each of the past five years, no single consultant accounted for a material portion of our net revenue. We are not a party to any U.S. based collective bargaining agreement, and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn Ferry International, Russell Reynolds Associates, Inc. and Spencer Stuart & Associates. To a lesser extent, we also face competition from Internet-based firms and smaller firms that specialize in certain regional markets or industry segments. Each firm with which we compete is also a competitor in the marketplace for effective consultants.

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

Competition in the leadership consulting services and culture shaping markets in which we operate is highly fragmented, with no universally recognized market leaders.

EXECUTIVE OFFICERS

Below is the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of the date of this report. All of our executive officers have been appointed by and serve at the pleasure of our board of directors. There are no family relationships between any executive officer or director.

Tracy R. Wolstencroft (55) Mr. Wolstencroft has been our President and Chief Executive Officer since February 3, 2014, and a director since February 6, 2014. From 1994 until his retirement in 2010, Mr. Wolstencroft served as a partner for Goldman Sachs & Co. (“Goldman”), concluding a twenty-five year career with the firm. During his service to Goldman, Mr. Wolstencroft served on the Firmwide Partnership Committee, the Investment Banking Operating Committee, and the Asia Management Committee. During his career, he led a wide range of businesses in the United States and abroad, including Investment Banking Services, Environmental Markets, Latin America, Public Sector and Infrastructure Banking, and Fixed Income Capital Markets. While living in Asia from 1998 to 2002, Mr. Wolstencroft was President of GS Singapore, co-head of investment banking in Japan, head of Asia financial institutions, and a leader of the firm’s strategy in China. Mr. Wolstencroft also served as an Advisory Director for Goldman and as Chairman of the firm’s Clean Technology and Renewables business. He currently serves as a member of the Board of the Brookings Institution, the National Geographic Society and the International Rescue Committee.

Richard W. Pehlke (60) Mr. Pehlke has been our Executive Vice President and Chief Financial Officer since August 2011 after serving as interim Chief Financial Officer since May 2011. Previously, Mr. Pehlke was Executive Vice President and Chief Financial Officer at Grubb & Ellis Company, a commercial real estate firm, from 2007 to 2010. During his extensive career, he also has held senior financial positions in the business services, telecommunications, financial services, food and consumer products and executive search and staffing industries. Mr. Pehlke currently serves on the board of directors of Ideal Industries and Valparaiso University.

Stephen W. Beard (42) Mr. Beard has been our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary since January 1, 2013. During his 10-year service to the company he has served in several senior leadership capacities, including serving as our Executive Vice President, General Counsel and Secretary (November 2010 to January 2013), Vice President, Deputy General Counsel and Chief Compliance Officer (2008 through November 2010) and Assistant General Counsel (2003 through 2008). Previously, Mr. Beard worked with Schiff Hardin, LLP, in Chicago where he was a member of the firm’s corporate and securities practice group, representing public and private companies in mergers and acquisitions, corporate finance, securities and corporate governance matters.

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

We depend on attracting, integrating, managing, and retaining qualified consultants and senior leaders.

Our success depends upon our ability to attract, integrate, manage and retain consultants who possess the skills and experience necessary to fulfill our clients’ needs. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified consultants, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to complete the integration of newly-hired consultants successfully into our operations and to manage the performance of our consultants. Failure to successfully integrate newly-hired consultants or to manage the performance of our consultants could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. There is also a risk that unanticipated turnover in senior leadership coupled with an inadequate succession plan stalls company activity, interrupts strategic vision or lowers productive output which may adversely impact our financial condition and results of operations.

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

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity many companies hire fewer permanent employees, and our financial condition and results of operations can be adversely affected. If unfavorable changes in economic conditions occur, our business, financial condition and results of operations could suffer.

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

We face aggressive competition.

The global executive search industry is highly competitive and fragmented. We compete with other large global executive search firms, smaller specialty firms, and more recently with Internet-based firms. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas, or be willing to reduce their fees in order to attract clients and increase market share. There are limited barriers to entry into the search industry and new search firms continue to enter the market. Many executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Also, as internet-based firms continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing market disruption in the executive search industry. We may not be able to continue to compete effectively with existing or potential competitors and we may not be able to implement our leadership strategy effectively. Our inability to meet these competitive challenges could have an adverse impact on our business, financial condition and results of operations.

We rely heavily on information management systems.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such efforts may result in an acceleration of depreciation expense over the shortened expected remaining life of the software and present transitional problems. Problems or issues with our proprietary search system or other factors may result in interruptions or loss in our information processing capabilities which may cause our business, financial condition and results of operations to suffer.

We may experience security breaches that could lead to the inability to protect confidential information

Despite the implementation of security measures, our operating systems are vulnerable to electronic breaches of security. Such breaches could lead to disruptions of our operations and potential unauthorized disclosure of confidential information, which could result in legal claims or proceedings. While we have taken steps to prevent and mitigate the damage of a security breach by continuously improving our design and coordination of security controls across our business, those steps may not be effective and there can be no assurance that any such steps can be effective against certain risks. The unauthorized disclosure of confidential information could negatively impact our reputation, business and results of operations.

We face the risk of liability in the services we perform.

We are exposed to potential claims with respect to the executive search process. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or professional malpractice. The growth and development of our culture shaping and other leadership advisory services brings with it the potential for new types of claims. In addition, candidates and client employees could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of the employment laws or malpractice. In various countries, we are subject to data protection laws impacting the processing of candidate information. We maintain professional liability insurance in amounts and coverage that we believe are adequate; however, we cannot guarantee that our insurance will cover all claims or that coverage will always be available. Significant uninsured liabilities could have a negative impact on our business, financial condition and results of operations.

Our multinational operations may be adversely affected by social, political, regulatory, legal and economic risks.

We generate substantial revenue outside the United States. We offer our services through a network of offices in 30 countries around the world. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations, which could have a significant impact on our business, financial condition and results of operations. Beginning in 2011, several countries within the European Union experienced sovereign debt and credit issues. This has caused more volatility in the economic environment throughout the European Union. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2013, approximately 44% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

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

In accordance with generally accepted accounting principles, we perform assessments of the carrying value of our goodwill at least annually and we review our goodwill and other intangible assets for impairment whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These events and circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the fair market value of one of our reporting units or other long term assets is less than the carrying amount of the related assets, we could be required to record an impairment charge. In the third quarter of 2011, we recorded a non-cash impairment charge in the amount of $26.4 million (See Note 18, Restructuring and Impairment Charges). Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be further impaired in future periods. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

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

Banks can be expected to strictly enforce the terms of our credit agreement. Although we are currently in compliance with the financial covenants of our revolving credit facility, a deterioration of economic conditions may negatively impact our business resulting in our failure to comply with these covenants, which could limit our ability to borrow funds under our credit facility or from other borrowing facilities in the future. In such circumstances, we may not be able to secure alternative financing or may only be able to do so at significantly higher costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 50 cities in 26 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was 496,139 as of December 31, 2013. Our office leases call for future minimum lease payments of approximately $167.7 million and have terms that expire between 2014 and 2024, exclusive of renewal options that we can exercise. Approximately 14,200 square feet of office space has been sublet to third parties.

Our office space and future minimum lease payments by geography as of December 31, 2013 are as follows:

	Square Footage	Office Leases (in millions)
Americas	259,730	$94.3
Europe	115,805	53.9
Asia Pacific	120,604	19.5

Total	496,139	$167.7

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.5 million at December 31, 2013). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final adjustment, if any, would not be material to our financial condition.

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

Year Ended December 31, 2013	High	Low
First Quarter	$17.42	$12.51
Second Quarter	17.89	12.20
Third Quarter	19.37	14.51
Fourth Quarter	20.62	16.89

Year Ended December 31, 2012
First Quarter	$23.95	$19.78
Second Quarter	22.41	15.60
Third Quarter	18.41	11.95
Fourth Quarter	15.72	11.12

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 11 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2008.

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

* Assuming $100 invested on 12/31/08 in HSII or index, including reinvestment of dividends.

Prepared by: Zacks Investment Research, Inc.

Copyright: Standard and Poor’s, Inc.

Dividends

Since September 2007, we have paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2013, the total cash dividend paid was $0.39 per share.

The following table outlines the record date, payment date and amount of quarterly cash dividends paid during 2012 and 2013:

Quarter	Record Date	Payment Date	Dividends (in millions)
Q4 2011	February 3, 2012	February 17, 2012	$2.3
Q1 2012	May 4, 2012	May 18, 2012	2.3
Q2 2012	August 3, 2012	August 17, 2012	2.3
Q3 2012	November 2, 2012	November 16, 2012	2.3
Q4 2012	December 27, 2012	December 31, 2012	2.3
Q1 2013	May 3, 2013	May 17, 2013	2.3
Q2 2013	August 2, 2013	August 16, 2013	2.4
Q3 2013	November 1, 2013	November 15, 2013	2.4

In December 2013, our Board of Directors declared a quarterly dividend of $0.13 per share on our common stock which was paid on February 21, 2014 to shareholders of record as of February 7, 2014. Cash dividends payable of $2.3 million related to the fourth quarter 2013 cash dividend, which was paid in the first quarter of 2014 is accrued in the Consolidated Balance Sheets as of December 31, 2013. Cash dividends payable of $2.3 million related to the fourth quarter 2012 cash dividend, was paid in the fourth quarter of 2012.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2013 and 2012, we paid $0.2 million and $0.3 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2013. As of December 31, 2013 and December 31, 2012, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. The data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2013	2012		2011		2010		2009
	(in thousands, except per share and other operating data)
Statements of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$461,995	$443,777		$527,793		$493,091		$395,651
Reimbursements	18,998	21,304		26,187		20,145		19,067

Total revenue	480,993	465,081		553,980		513,236		414,718
Operating expenses:
Salaries and employee benefits	319,499	309,502		372,406		340,178		281,545
General and administrative expenses	126,931	113,826		123,592		130,622		115,758
Other charges	—	—		—		4,218	(5)	—
Reimbursed expenses	18,998	21,304		26,187		20,145		19,067
Restructuring charges	—	810	(1)	16,344	(2)	1,621	(6)	22,640	(8)
Impairment charges	—	—		26,366	(3)	—		4,080	(9)
Other operating income	—	—		—		(1,072	)(7)	(1,661	)(10)

Total operating expenses	465,428	445,442		564,895		495,712		441,429

Operating income (loss)	15,565	19,639		(10,915)		17,524		(26,711)
Non-operating income (expense):
Interest, net	(175)	1,118		1,402		813		1,201
Other, net	(2,002)	(495)		(5,262	)(4)	(1,389)		(4,189	)(11)

Net non-operating income (expense)	(2,177)	623		(3,860)		(576)		(2,988)

Income (loss) before income taxes	13,388	20,262		(14,775)		16,948		(29,699)
Provision for (benefit from) income taxes	7,041	14,022		18,947		9,455		(8,791)

Net income (loss)	$6,347	$6,240		$(33,722)		$7,493		$(20,908)

Basic weighted average common shares outstanding	18,077	17,971		17,780		17,437		16,901
Diluted weighted average common shares outstanding	18,232	18,120		17,780		17,869		16,901
Basic earnings (loss) per common share	$0.35	$0.35		$(1.90)		$0.43		$(1.24)
Diluted earnings (loss) per common share	$0.35	$0.34		$(1.90)		$0.42		$(1.24)
Cash dividends paid per share	$0.39	$0.65		$0.52		$0.52		$0.52

Balance Sheet Data (at end of period):
Working capital	$114,987	$73,886		$125,235		$140,010		$127,661
Total assets	553,224	494,992		515,565		545,027		474,847
Long-term debt, less current maturities	29,500	—		—		—		—
Stockholders’ equity	247,873	248,347		251,295		294,542		290,852

Other Operating Data:
Average number of consultants during the period	341	342		376		353		385

Notes to Selected Financial Data:

(1)	In 2012, we recorded restructuring charges of $0.8 million in Europe related to adjustments associated with our 2011 restructuring plan. These charges consist of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise-related costs. See Note 18, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(2)	In 2011, we recorded restructuring charges of $16.3 million in connection with initiatives to reduce overall costs and improve operational efficiencies. These charges consist of employee-related costs, including severance associated with reductions in our workforce of 139 employees globally, and expenses associated with consolidating and closing 11 of our smaller office locations, predominately in Europe. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific and $2.2 million in Global Operations Support. See Note 18, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(3)	In 2011, as a result of our restructuring initiatives, primarily in Europe, and the volatility associated with the economic outlook for Europe, including political and economic uncertainty in the region, we performed a goodwill and intangible asset impairment evaluation. Based on the evaluation, we recorded a goodwill and intangible asset impairment charge in Europe of $26.0 million, resulting in a write-off of all the goodwill in Europe, and an intangible asset impairment of $0.4 million in the Americas. See Note 10, Goodwill and Other Intangible Assets, and Note 18, Restructuring and Impairment Charges, in the Notes to Consolidated Financial Statements.

(4)	In 2011, we wrote-off our $1.8 million investment in JobKoo and our $1.0 million loan to JobKoo made in the first quarter of 2011. JobKoo was a joint venture in which we held an equity method investment.

(5)	In 2010, we recorded other charges of $4.2 million, which consist of $3.2 million of accelerated occupancy costs and depreciation, dilapidation costs, and professional fees related to the settlement of our lease obligations for our former London office which we vacated and $1.0 million due to an unfavorable judgment in a lawsuit filed by a former European employee who separated from us in 2006.

(6)	In 2010, we recorded restructuring charges of $1.6 million. These charges consist of $0.6 million of severance associated with reductions in our workforce of 19 employees globally and $1.0 million related to the default of two of our subtenants in previously restructured offices. By segment, the restructuring charges recorded in 2010 were $1.0 million in the Americas, $0.3 million in Europe, and $0.3 million in Global Operations Support.

(7)	In 2010, as a result of continued lower than expected 2010 revenue production from consultants acquired in the Ray and Berndston Sp. z o. o acquisition, we performed a fair value assessment of the potential future earnout payments under the purchase agreement. This assessment indicated that there would not be any future earnout payments and resulted in a $1.1 million adjustment. Under the acquisition method of accounting for business combinations, we recognized the fair value adjustment as other operating income in the Consolidated Statement of Comprehensive Income (Loss).

(8)	In 2009, we recorded net restructuring charges of $22.6 million. These charges relate to $22.9 million of employee-related costs, including severance associated with reductions in our workforce of 363 employees globally, including 75 executive search consultants. By segment, the restructuring charges recorded in 2009 were $9.5 million in the Americas, $9.5 million in Europe, $2.4 million in Asia Pacific and $1.5 million in Global Operations Support. Additionally, during 2009 we recorded a reduction of $0.3 million in Europe related to a previously restructured office.

(9)

In 2009, as a result of our workforce reductions in January and May 2009 and continued business and economic uncertainty, we performed an evaluation of the remaining client relationship intangible asset associated with our 2006 acquisition of Highland Partners. Based on this analysis, we recorded an impairment charge related to the Americas region of $3.8 million. Additionally, the deterioration in business performance from the consultants acquired in the Ray and Berndston Sp. z o. o acquisition triggered a review of the client relationship intangible assets associated with this acquisition, resulting in an impairment charge in the European region of $0.2 million.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this annual report on Form 10-K contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under the Section heading “Risk Factors” in Part I, Item 1A of this Form 10-K.

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes, our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global economy and our ability to execute successfully our leadership advisory strategy through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our reliance on information management systems; any further impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leadership advisory firm providing executive search, culture shaping and leadership consulting services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of other services to clients. Our other services include culture shaping provided by Senn Delaney, a business that we acquired on December 31, 2012, and leadership consulting services which includes executive assessment, leadership development, board and top team effectiveness, and succession planning.

We provide our services to a broad range of clients through the expertise of approximately 300 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. Net revenue associated with culture shaping consulting is recognized proportionally as services are performed. Net revenue associated with licenses to use Senn Delaney proprietary materials is typically recognized over the term of the license. Net revenue from leadership consulting is recognized in accordance with the completion of the engagement deliverables.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA, Adjusted EBITDA margin, consultant headcount, confirmation trends, consultant productivity, and average revenue per search or project.

Revenue is driven by market conditions and a combination of the number of executive search engagements and leadership consulting and culture shaping projects and the average revenue per search or project. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per search or project will vary from quarter to quarter, affecting net revenue and operating margin.

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

2013 Overview

Consolidated net revenue of $462.0 million increased 4.1% or $18.2 million in 2013, compared to 2012. Culture Shaping and executive search in the Americas contributed $24.8 million and $2.3 million, respectively to the increase in net revenue. Net revenue decreased $8.9 million in Executive Search and Leadership Consulting - Europe and remained consistent year over year in Executive Search and Leadership Consulting - Asia Pacific.

Consultant productivity measured by net executive search and leadership consulting revenue per consultant was $1.4 million for the year ended December 31, 2013, compared to $1.3 million for the year ended December 31, 2012. Average revenue per executive search was $113,400 for the year ended December 31, 2013 compared to $113,700 for the year ended December 31, 2012.

Operating income as a percentage of net revenue was 3.4% in 2013 compared to 4.4% in 2012. The operating income was driven by an increase in net revenue of $18.2 million and a decrease in restructuring charges of $0.8 million, offset by increases in general and administrative expenses of $13.1 million, including $5.4 million of intangible asset amortization and $2.1 million of accretion expense associated with the acquisition of Senn Delaney, and salaries and employee benefits expense of $10.0 million Salaries and employee benefits expense as a percentage of net revenue was 69.7% in 2012 and 69.2% in 2013. General and administrative expense as a percentage of net revenue was 25.6% in 2012 and 27.5% in 2013.

We ended the year with a combined cash and cash equivalents balance of $181.6 million, an increase of $64.0 million compared to $117.6 million at December 31, 2012. The increase is primarily due to a borrowing of $40 million in January of 2013 to compensate for the cash payments in the fourth quarter of 2012 of $60 million related to the acquisition of Senn Delaney. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $85 million in bonuses related to 2013 performance in March and April 2014. In February 2014, we paid approximately $10 million in cash bonuses deferred in prior years.

2014 Outlook

We are currently forecasting 2014 first quarter net revenue of between $110 million and $120 million. Our 2014 first quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and no change in future currency rates.

Our 2014 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K (See Item 1A. Risk Factors). As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	$461,995	$443,777	$527,793
Reimbursements	18,998	21,304	26,187

Total revenue	480,993	465,081	553,980
Operating expenses:
Salaries and employee benefits	319,499	309,502	372,406
General and administrative expenses	126,931	113,826	123,592
Reimbursed expenses	18,998	21,304	26,187
Restructuring charges	—	810	16,344
Impairment charges	—	—	26,366

Total operating expenses	465,428	445,442	564,895

Operating income (loss)	15,565	19,639	(10,915)
Non-operating income (expense):
Interest, net	(175)	1,118	1,402
Other, net	(2,002)	(495)	(5,262)

Net non-operating income (expense)	(2,177)	623	(3,860)

Income (loss) before income taxes	13,388	20,262	(14,775)
Provision for income taxes	7,041	14,022	18,947

Net income (loss)	$6,347	$6,240	$(33,722)

Basic weighted average common shares outstanding	18,077	17,971	17,780
Diluted weighted average common shares outstanding	18,232	18,120	17,780
Basic earnings (loss) per common share	$0.35	$0.35	$(1.90)
Diluted earnings (loss) per common share	$0.35	$0.34	$(1.90)
Cash dividends paid per share	$0.39	$0.65	$0.52

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2013	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	4.1	4.8	5.0

Total revenue	104.1	104.8	105.0
Operating expenses:
Salaries and employee benefits	69.2	69.7	70.6
General and administrative expenses	27.5	25.6	23.4
Reimbursements	4.1	4.8	5.0
Restructuring charges	—	0.2	3.1
Impairment charges	—	—	5.0

Total operating expenses	100.7	100.4	107.0

Operating income (loss)	3.4	4.4	(2.1)

Non-operating income (expense)
Interest, net	(0.0)	0.3	0.3
Other, net	(0.4)	(0.1)	(1.0)

Net non-operating income (expense)	(0.5)	0.1	(0.7)

Income (loss) before income taxes	2.9	4.6	(2.8)
Provision for income taxes	1.5	3.2	3.6

Net income (loss)	1.4%	1.4%	(6.4)%

Note:	Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate in four segments (See Note 20, Segment Information). The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
Executive Search and Leadership Consulting
Americas	$256,706	$254,395	$286,503
Europe	90,081	99,004	132,722
Asia Pacific	90,418	90,378	108,568
Culture Shaping	24,790	—	—

Revenue before reimbursements (net revenue)	461,995	443,777	527,793
Reimbursements	18,998	21,304	26,187

Total	$480,993	$465,081	$553,980

Operating income (loss):
Executive Search and Leadership Consulting
Americas	$69,592	$61,554	$60,612
Europe	(7,129)	3,038	1,250
Asia Pacific	5,469	3,792	12,983
Culture Shaping	(4,281)	—	—

Total segments	63,651	68,384	74,845
Global Operations Support	(48,086)	(47,935)	(43,050)

Operating income before restructuring and impairment charges	15,565	20,449	31,795
Restructuring charges	—	(810)	(16,344)
Impairment charges	—	—	(26,366)

Total	$15,565	$19,639	$(10,915)

2013 Compared to 2012

Total revenue.    Consolidated total revenue increased $15.9 million, or 3.4%, to $481.0 million in 2013 from $465.1 million in 2012. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue).    Consolidated net revenue increased $18.2 million, or 4.1%, to $462.0 million in 2013 from $443.8 million in 2012. The negative impact of exchange rate fluctuations resulted in approximately a one percentage point decrease in 2013. Executive Search and Leadership Consulting net revenue was $437.2 million, a decline of $6.6 million compared to 2012. All search industry groups, except Healthcare & Life Sciences and Global Technology & Services and Leadership consulting declined. Culture Shaping net revenue was $24.8 million in 2013. The number of confirmed executive searches decreased less than one percent compared to 2012. The number of Executive Search and Leadership Consulting consultants was 293 as of December 31, 2013 compared to 342 as of December 31, 2012. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per average consultant was $1.4 million for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012, and average revenue per executive search was $113,400 for the year ended December 31, 2013 compared to $113,700 for the year ended December 31, 2012.

Net revenue in the Americas segment was $256.7 million in 2013, an increase of $2.3 million, or 0.9% from $254.4 million in 2012. The impact of exchange rate fluctuations in Canada and Latin America resulted in less than one percentage point of the increase in 2013. Net revenue in the Europe segment was $90.1 million in 2013, a decrease of $8.9 million, or 9.0% from $99.0 million in 2012. The impact of exchange rate fluctuations resulted in less than one percentage points of the decrease in 2013. Net revenue in the Asia Pacific segment was $90.4 million in 2013 and 2012. The negative impact of exchange rate fluctuations was $3.8 million (approximately 4 percentage points) in 2013.

Salaries and employee benefits.    Consolidated salaries and employee benefits expense increased $10.0 million or 3.2% to $319.5 million in 2013 from $309.5 million in 2012. Salaries and employee benefits in 2013 includes $16.6 million of Senn Delaney salaries and benefit costs and $3.0 million of expense related to a separation agreement with the Company’s former chief executive officer. Excluding these costs, fixed salaries and employee benefits expense decreased $21.3 million. This decrease was due to a $12.5 million reduction in salaries, payroll taxes and other employee benefits primarily due to lower headcount, $6.5 million due to lower sign-on and minimum guarantee expense and $2.7 million lower amortization of retention related bonus payments, partially offset by an increase in severance of $0.5 million. These decreases were offset by an increase in discretionary compensation of $11.7 million related to consultant and Company performance. In 2013 we had an average headcount of 1,480, including 95 from Senn Delaney, compared to an average of 1,487 employees in 2012.

Exchange rate fluctuations positively impacted salaries and employee benefits expense by $2.7 million or 0.9%.

As a percentage of net revenue, salaries and employee benefits expense was 69.2% in 2013, compared to 69.7% in 2012.

General and administrative expenses.    Consolidated general and administrative expenses increased $13.1 million, or 11.5%, to $126.9 million in 2013 from $113.8 million in 2012. The increase is primarily due to $12.5 million related to Culture Shaping (including $5.4 million of intangible asset amortization and $2.1 million of accretion expense associated with the earnout payments), $1.1 million increase in expense related to our propriety database, $1.0 million increase in travel, and $0.7 million in hiring fees. These increases were partially offset by decreases in Senn Delaney acquisition related costs of $1.4 million and video conferencing and other communication costs of $0.7 million.

Exchange rate fluctuations positively impacted general and administrative expenses by $0.8 million or 0.7%.

As a percentage of net revenue, general and administrative expenses were 27.5% in 2013, compared to 25.6% in 2012.

Restructuring charges.    In 2012, we recorded restructuring charges of $0.8 million in Europe, related to adjustments associated with our 2011 restructuring plan. These charges consisted of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise-related costs.

Operating income.    Our consolidated operating income was $15.6 million in 2013 compared to $19.6 million in 2012.

For segment purposes, restructuring charges are not included in operating income by segment. We believe that analyzing trends in operating income excluding restructuring charges more appropriately reflects our core operations.

Executive Search and Leadership Consulting

Americas

The Americas reported operating income of $69.6 million in 2013, an increase of $8.0 million compared to $61.6 million in 2012. The increase in operating income is due to an increase in net revenue of $2.3 million and a decrease in salaries and employee benefits expense of $7.4 million partially offset by an increase in general and administrative expense of $1.7 million. The increase in revenue was due to increases in the Financial Services, Global Technology & Services and Healthcare & Life Sciences practices, partially offset by decreases in the Consumer Markets, Educational & Social Enterprises and Industrial search practices and Leadership Consulting. The number of consultants was 126 as of December 31, 2013, compared to 154 as of December 31, 2012.

The decrease in salaries and employee benefits expense is due to a $14.9 million decrease in fixed compensation, partially offset by an increase in performance-related compensation of $7.4 million. Fixed compensation declined due to decreases in salaries, payroll taxes and employee benefits of $8.0 million due primarily to lower headcount, a decrease in sign-on and minimum guarantee expense of $5.2 million and a decrease in retention related awards of $1.9 million. The increase in performance based compensation is due primarily to consultant and Company performance.

Europe

Europe reported an operating loss of $7.1 million in 2013, a decrease of $10.2 million compared to operating income of $3.0 million 2012. The decrease in operating income is due primarily to a decrease in net revenue of $8.9 million and increases in general and administrative expense of $1.2 million and salaries and employee benefits expense of $0.1 million. The decrease in net revenue was across all search practices, except Healthcare & Life Sciences and in Leadership Consulting. The number of consultants was 83 as of December 31, 2013 compared to 93 as of December 31, 2012.

The increase in general and administrative expense was due primarily to $0.8 million of travel costs and $0.3 million of bad debt expense.

Asia Pacific

Asia Pacific reported operating income of $5.5 million in 2013, an increase of $1.7 million compared to operating income of $3.8 million in 2012. The increase is due to a decrease of $2.5 million in salaries and employee benefits, partially offset by an increase in general and administrative expenses of $0.9 million. The increase in net revenue was less than $0.1 million. Net revenue increased in the Industrial search practice and Leadership Consulting, but was partially offset by declines in all other search practices. The number of Executive Search and Leadership Consulting consultants was 84 as of December 31, 2013 and December 31, 2012.

The decrease in salaries and employee benefits expense reflects a $5.6 million decrease in fixed compensation due primarily to a $3.9 million decline in base salaries, payroll taxes and other fixed employee benefits and a $1.7 million decline in sign-on and minimum guarantee expense. The decrease in fixed compensation was partially offset by an increase of $3.1 million in performance-related compensation primarily due to consultant and Company performance.

Culture Shaping

Culture shaping reported net revenue of $24.8 million and an operating loss of $4.3 million for the year ended December 31, 2013. Fixed salaries and employee benefits were $14.0 million, including $2.3 million of retention awards. Discretionary compensation was $2.6 million. General and administrative expense was $12.5 million including $5.4 million of intangible amortization expense and $2.1 million of accretion expense associated with earnout payments.

Global Operations Support

Global Operations Support expenses were $48.1 million in 2013, an increase of $0.2 million compared to $47.9 million in 2012. Salaries and employee benefits expense increased $3.3 million, partially offset by a decline in general and administrative expense of $3.2 million. Salaries and employee benefits expense in 2013 includes $3.0 million of expense related to a separation agreement with the Company’s former chief executive officer. Fixed compensation decreased $0.6 million due to a decrease in severance unrelated to the former chief executive officer of $1.4 million partially offset by increases in base salaries, payroll taxes and other fixed employee benefits of $0.7 million. Discretionary compensation increased $0.9 million due to higher net revenue and Company performance. General and administrative expense decreased due to declines in professional fees of $2.0 million, Senn Delaney acquisition costs of $1.4 million and $0.3 million of expenses associated with our global partner meeting in 2012, partially offset by a $0.5 million increase in our system related costs.

Net non-operating income (expense).    Net non-operating expense was $2.2 million in 2013 compared to net non-operating income of $0.6 million in 2012.

Net interest expense in 2013 was $0.2 million, compared to net interest income of $1.1 million in 2012. Interest expense associated with our 2013 borrowings was $0.9 million in 2013 offset by $0.7 million of interest income. Net other non-operating expense was $2.0 million in 2013 compared to $0.5 million in 2012. Net other non-operating expense primarily consists of exchange gains and losses on balance sheet amounts, which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. See Note 19, Income Taxes.

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

As a percentage of net revenue, a general and administrative expense was 25.6% in 2012, compared to 23.4% in 2011.

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

For segment purposes, restructuring charges and impairment charges are not included in operating income (loss) by segment. We believe that analyzing trends in operating income (loss) excluding restructuring charges and impairment charges more appropriately reflects our core operations.

Americas

The Americas reported operating income of $61.6 million in 2012, compared to $60.6 million in 2011. The increase in operating income of $1.0 million is due to decreases in salaries and employee benefits expense of $25.9 million and general and administrative expense of $7.2 million, partially offset by a decline in net revenue of $32.1 million. The decrease in salaries and employee benefits expense is due to a $13.4 million reduction in fixed compensation and a $12.5 million decrease in performance-related compensation. Fixed compensation decreased primarily due to lower headcount as a result of our 2011 restructuring, as well as consultant turnover that exceeded new hires. The performance-related compensation decrease reflects a decrease in accruals for variable compensation associated with lower net revenue, a decrease in worldwide headcount as a result of the 2011 restructuring, and consultant turnover that exceeded new hires and promotions. The number of consultants was 154 as of December 31, 2012, compared to 160 as of December 31, 2011. The decrease in general and administrative costs is primarily due to decreases in technology related costs of $3.0 million, premise and other infrastructure costs of $1.2 million, fees for professional services and temporary staffing of $0.7 million, travel and entertainment expenses of $0.5 million, and other operating costs of $2.6 million, partially offset by a $0.8 million increase in bad debt expense.

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

Net other non-operating expense was $0.5 million in 2012 compared to $5.3 million in 2011. Net other non-operating expense primarily consists of exchange gains and losses on balance sheet amounts, which are denominated in currencies other than the functional currency and are not considered permanent in nature. During 2011, we wrote-off our $1.8 million investment in JobKoo and our $1.0 million loan to JobKoo made in the first quarter of 2011. JobKoo was a joint venture in which we held an equity method investment.

Income taxes. See Note 19 Income Taxes.

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

Line of Credit and Term Loan.    On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement (“Restated Credit Agreement”), pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement (“Agreement”) dated as of June 22, 2011 (See Note 13, Line of Credit and Term Loan in the Notes to Consolidated Financial Statements). Pursuant to the Restated Credit Agreement, the Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013 the Company borrowed $40 million under the Term Facility and $35.5 million was outstanding as of December 31, 2013. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million. The first payment was made on June 28, 2013 and payments will continue on the last calendar day of every fiscal quarter, up to and including

December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The other material terms of the Agreement were not amended by the Restated Credit Agreement.

There were no other borrowings made during the year ended December 31, 2013 and 2012. During 2013 and 2012 we were in compliance with the financial and other covenants under the Restated Credit Agreement and Agreement, respectively, and no event of default existed.

Cash and cash equivalents.    Cash and cash equivalents at December 31, 2013 were $181.6 million, an increase of $64.0 million compared to $117.6 million at December 31, 2012. The $181.6 million of cash and cash equivalents at December 31, 2013 includes $64.9 million held by our foreign subsidiaries. A portion of the $64.9 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We expect to pay approximately $85 million in variable compensation related to 2013 performance in March and April 2014. In February 2014, we paid approximately $10 million in variable compensation that was deferred in prior years.

Cash flows from operating activities.    In 2013, cash provided by operating activities was $44.0 million, principally reflecting income net of non-cash charges, an increase in bonus, severance and retention accruals, and an increase in income tax payable, net of the increase in income tax receivable partially offset by bonus payments of approximately $87 million in 2013 related to 2012 performance.

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

Cash flows from investing activities.    Cash used in investing activities was $5.2 million in 2013 primarily due to capital expenditures of $3.7 million and the acquisition of Scambler MacGregor for $1.0 million.

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

Capital expenditures were $3.7 million, $7.5 million, and $18.0 million in 2013, 2012 and 2011, respectively. Capital expenditures in 2013 were primarily related to office build outs and IT costs associated with our external website and internal financial system. We anticipate that our capital expenditures for 2014 will be approximately $4.0 million to $6.0 million, which primarily reflects investments in technology and office build outs.

Cash flows from financing activities.    Cash provided by financing activities in 2013 was $27.2 million primarily due to $35.5 million of proceeds from our debt issuance, net of repayments, partially offset by $7.3 million of dividend payments, $0.7 million of payments for employee tax withholdings on equity transactions and a $0.4 million earnout payment related to the Bell McCaw Bampfylde Limited acquisition.

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

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2013. As of December 31, 2013 and 2012, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million, and $21.7 million remains available for future purchases under the February 2008 authorization. As of December 31, 2011, we purchased 951,160 shares of our common stock for a total of $27.2 million, and $22.8 million remained available under the authorization. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the amount authorized for repurchases has been spent.

Off-Balance Sheet Arrangements.    We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations.    The following table presents our known contractual obligations as of December 31, 2013 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
Contractual obligations:	2014	2015	2016	2017	2018	Thereafter	Total
Office space and equipment lease obligations	$31.0	$27.1	$22.0	$15.4	$14.2	$59.8	$169.5
Debt and interest	6.9	6.7	6.5	8.4	9.5	—	38.0
Accrued restructuring charges	0.1	0.1	0.5	—	—	—	0.7
Asset retirement obligations (1)	—	—	1.1	0.1	0.1	0.4	1.7

Total	$38.0	$33.9	$30.1	$23.9	$23.8	$60.2	$209.9

(1)	Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2013. The obligations related to these employee benefit plans are described in Note 14, Employee Benefit Plans, and Note 15, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $0.5 million as of December 31, 2013, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Net revenue from culture shaping projects, certain leadership consulting and non-standard executive search engagements is recognized in accordance with the completion of the engagement deliverables.

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

The impairment test is considered for each of our reporting units as defined in the accounting standard for goodwill and intangible assets. We operate our executive search and leadership consulting services in three segments: the Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East. We operate our culture shaping business as a separate segment. The Americas is comprised of the North America and the Latin America operations.

During the first step, the fair value of each of our reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology and comparable public company methodology.

The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared assets and liabilities, historical and projected performance of our reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates and may result in a future impairment charge. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments.

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

Recently Adopted Financial Accounting Standards

On January 1, 2013 we adopted the Financial Accounting Standards Board’s (“FASB”) guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income (See Note 17, Changes in Accumulated Other Comprehensive Income). For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure, the adoption of these changes had no impact on the Consolidated Financial Statements.

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

Quarterly Financial Information

The following table sets forth certain financial information for each quarter of 2013 and 2012. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2013				2012
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(in thousands, except per share)
Revenue before reimbursements (net revenue)	$102,978	$122,033	$118,981	$118,003	$106,526	$116,065	$117,312	$103,874
Operating income (loss)	389	5,742	8,353	1,081	3,186	6,739	10,185	(471)
Income before income taxes	85	5,052	7,553	699	4,488	5,494	10,035	245
Provision for income taxes	1,300	3,115	3,429	(803)	3,809	3,642	5,924	647
Net income (loss)	(1,215)	1,937	4,124	1,502	679	1,852	4,111	(402)
Basic earnings (loss) per common share	(0.07)	0.11	0.23	0.08	0.04	0.10	0.23	(0.02)
Diluted earnings (loss) per common share	(0.07)	0.11	0.23	0.08	0.04	0.10	0.23	(0.02)
Cash dividends paid per share	—	0.13	0.13	0.13	0.13	0.13	0.13	0.26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk.    With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2013 net income by approximately $1.6 million. For financial information by segment, see Note 20, Segment Information, in the Notes to Consolidated Financial Statements.

Interest Rate Risk.    We are exposed to interest rate risk related to our debt. We mitigate this risk through the use of an interest rate swap; see Note 11, Derivative Financial Instruments and Note 13, Line of Credit and Term Loan, in the Notes to Condensed Consolidated Financial Statements, for more information on our debt and interest rate swaps. A 10% change in interest rates would not have a material impact on the fair value of the outstanding interest rate swap agreement in 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Chicago, Illinois

March 13, 2014

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$181,646	$117,605
Restricted cash	130	199
Accounts receivable, net	71,666	69,107
Other receivables	6,906	10,288
Prepaid expenses	14,786	14,167
Other current assets	1,807	1,366
Income taxes recoverable	5,772	5,651
Deferred income taxes	8,061	7,899

Total current assets	290,774	226,282

Non-current assets:
Property and equipment, net	34,961	42,362
Restricted cash	7,878	7,968
Assets designated for retirement and pension plans	22,685	22,763
Investments	13,848	11,902
Other non-current assets	5,693	5,301
Goodwill	123,274	120,940
Other intangible assets, net	26,637	32,020
Deferred income taxes	27,474	25,454

Total non-current assets	262,450	268,710

Total assets	$553,224	$494,992

Current liabilities:
Current portion of debt	$6,000	$—
Accounts payable	7,791	8,657
Accrued salaries and employee benefits	109,943	102,597
Other current liabilities	46,401	40,390
Income taxes payable	5,401	709
Deferred income taxes	251	43

Total current liabilities	175,787	152,396

Non-current liabilities:
Non-current debt, less current maturities	29,500	—
Retirement and pension plans	38,735	37,247
Other non-current liabilities	61,293	56,943
Deferred income taxes	36	59

Total non-current liabilities	129,564	94,249

Total liabilities	305,351	246,645

Commitments and contingencies (Note 22)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at December 31 2013 and December 31, 2012	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,134,129 and 17,993,652 shares outstanding at December 31, 2013 and December 31, 2012, respectively	196	196
Treasury stock at cost, 1,451,648 and 1,592,125 shares at December 31, 2013 and December 31, 2012, respectively	(47,811)	(52,523)
Additional paid in capital	232,008	234,010
Retained earnings	48,511	51,704
Accumulated other comprehensive income	14,969	14,960

Total stockholders’ equity	247,873	248,347

Total liabilities and stockholders’ equity	$553,224	$494,992

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Revenue before reimbursements (net revenue)	$461,995	$443,777	$527,793
Reimbursements	18,998	21,304	26,187

Total revenue	480,993	465,081	553,980
Operating expenses:
Salaries and employee benefits	319,499	309,502	372,406
General and administrative expenses	126,931	113,826	123,592
Reimbursed expenses	18,998	21,304	26,187
Restructuring charges	—	810	16,344
Impairment charges	—	—	26,366

Total operating expenses	465,428	445,442	564,895

Operating income (loss)	15,565	19,639	(10,915)

Non-operating income (expense):
Interest, net	(175)	1,118	1,402
Other, net	(2,002)	(495)	(5,262)

Net non-operating income (expense)	(2,177)	623	(3,860)

Income (loss) before income taxes	13,388	20,262	(14,775)
Provision for income taxes	7,041	14,022	18,947

Net income (loss)	6,347	6,240	(33,722)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,999)	(467)	(1,282)
Unrealized gains (losses) on available for sale investments	1,265	1,091	(104)
Pension adjustment	628	(1,901)	(615)
Unrealized loss on cash flow hedge	115	—	—

Other comprehensive income (loss), net of tax	9	(1,277)	(2,001)

Comprehensive income (loss)	$6,356	$4,963	$(35,723)

Basic weighted average common shares outstanding	18,077	17,971	17,780
Diluted weighted average common shares outstanding	18,232	18,120	17,780

Basic earnings (loss) per common share	$0.35	$0.35	$(1.90)
Diluted earnings (loss) per common share	$0.35	$0.34	$(1.90)
Cash dividends paid per share	$0.39	$0.65	$0.52

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated Other Compre- hensive

					Additional Paid in Capital
	Common Stock		Treasury Stock			Retained Earnings
	Shares	Amount	Shares	Amount			Income	Total
Balance at December 31, 2010	19,586	$196	2,027	$(69,549)	$246,601	$99,056	$18,238	$294,542
Net loss	—	—	—	—	—	(33,722)	—	(33,722)
Other comprehensive loss, net of tax							(2,001)	(2,001)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	5,664	—	—	5,664
Vesting of restricted stock units, net of tax witholdings	—	—	(293)	10,204	(12,979)	—	—	(2,775)
Re-issuance of treasury stock	—	—	(19)	655	(280)	—	—	375
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,277)	—	(9,277)
Dividend equivalents on restricted stock units	—	—	—	—	—	(1,028)	—	(1,028)
Tax deficit related to stock-based compensation	—	—	—	—	(483)	—	—	(483)

Balance at December 31, 2011	19,586	196	1,715	(58,690)	238,523	55,029	16,237	251,295
Net income	—	—	—	—	—	6,240	—	6,240
Other comprehensive loss, net of tax							(1,277)	(1,277)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	4,199	—	—	4,199
Vesting of restricted stock units, net of tax witholdings	—	—	(184)	6,344	(7,997)	—	—	(1,653)
Purchases of treasury stock			88	(1,123)				(1,123)
Re-issuance of treasury stock	—	—	(27)	946	(496)	—	—	450
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,362)	—	(9,362)
Dividend equivalents on restricted stock units	—	—	—	—	—	(203)	—	(203)
Tax deficit related to stock-based compensation	—	—	—	—	(219)	—	—	(219)

Balance at December 31, 2012	19,586	196	1,592	(52,523)	234,010	51,704	14,960	248,347
Net income	—	—	—	—	—	6,347	—	6,347
Other comprehensive loss, net of tax							9	9
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,747	—	—	3,747
Vesting of restricted stock units, net of tax witholdings	—	—	(120)	4,038	(4,752)	—	—	(714)
Re-issuance of treasury stock	—	—	(20)	674	(374)	—	—	300
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,415)	—	(9,415)
Dividend equivalents on restricted stock units	—	—	—	—	—	(125)	—	(125)
Tax deficit related to stock-based compensation	—	—	—	—	(623)	—	—	(623)

Balance at December 31, 2013	19,586	$196	1,452	$(47,811)	$232,008	$48,511	$14,969	$247,873

The accompanying notes to consolidated financial statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows - operating activities:
Net income (loss)	$6,347	$6,240	$(33,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,275	10,801	10,263
Write-off of investment	—	—	2,810
Deferred income taxes	(3,749)	2,331	10,571
Net realized (gains) losses on investments	—	(2)	211
Stock-based compensation expense	3,747	4,199	5,503
Accretion expense related to earnout payments	2,082	—	—
Impairment charges	—	—	26,366
Restructuring charges	—	810	16,344
Cash paid for restructuring charges	(999)	(9,128)	(7,491)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	236	6,288	10,819
Accounts payable	(504)	(471)	(732)
Accrued expenses	15,623	(21,755)	5,960
Income taxes recoverable (payable), net	4,292	10,182	(6,886)
Retirement and pension plan assets and liabilities	1,201	1,594	667
Prepayments	(625)	2,897	(1,186)
Other assets and liabilities, net	107	(1,493)	5,277

Net cash provided by operating activities	44,033	12,493	44,774

Cash flows - investing activities:
Restricted cash	26	(6,230)	83
Acquisition of business and earnout payments, net of cash acquired	(1,023)	(52,733)	(3,930)
Capital expenditures	(3,731)	(7,504)	(18,016)
Purchases of available for sale investments	(749)	(1,121)	(986)
Proceeds from sale of available for sale investments	252	137	83
Loan to equity method investment	—	—	(1,008)
Other, net	—	200	74

Net cash used in investing activities	(5,225)	(67,251)	(23,700)

Cash flows - financing activities:
Proceeds from debt issuance	40,000	—	—
Debt repayment	(4,500)	—	—
Cash dividends paid	(7,260)	(11,991)	(9,723)
Payment of employee tax withholdings on equity transactions	(713)	(1,653)	(2,853)
Purchases of treasury stock	—	(1,123)	—
Acquisition earnout payments	(357)	(381)	—

Net cash provided by (used in) financing activities	27,170	(15,148)	(12,576)

Effect of exchange rates fluctuations on cash and cash equivalents	(1,937)	2,121	(4,232)

Net increase (decrease) in cash and cash equivalents	64,041	(67,785)	4,266
Cash and cash equivalents at beginning of period	117,605	185,390	181,124

Cash and cash equivalents at end of period	$181,646	$117,605	$185,390

Supplemental disclosures of cash flow information
Cash paid for
Gross income taxes	$6,650	$8,191	$14,010
Interest	$879	$21	$4

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except share and per share figures)

1. Basis of Presentation

Heidrick & Struggles International, Inc. and Subsidiaries (the “Company”) is engaged in providing executive search, culture shaping and leadership consulting services to clients on a retained basis. The Company operates in the Americas, Europe and Asia Pacific.

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

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2013, the Company had no significant concentrations of risk.

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

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Other intangible assets include client relationships, trade name, software and employee non-compete agreements. The Company performs assessments of the carrying value of goodwill at least annually and of its goodwill and other intangible assets whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. Our reporting units include Americas, Europe, Asia Pacific and Culture Shaping. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology.

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

Net revenue associated with culture shaping consulting is recognized proportionally as services are performed. Net revenue associated with licenses to use our culture shaping proprietary materials is typically recognized over the term of the license.

Net revenue from certain leadership consulting and non-standard executive search engagements is recognized in accordance with the completion of the engagement deliverables.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue and expense in its Consolidated Statements of Comprehensive Income (Loss).

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

Stock-Based Compensation

The Company accounts for stock-based compensation, primarily consisting of restricted stock units, based on the fair value of the award at grant date, which is typically the closing stock-price, and recognizes compensation expense over the requisite service period.

Consultants’ Share of Gains Related to Warrant Monetizations

Historically, the Company’s policy with respect to warrants was that 55% of the net proceeds resulting from the monetizations of warrants was payable to the consultants involved in the search. For warrants received by the Company after April 1, 2015, the portion of the net proceeds payable to consultants was reduced from 55% to 50% and is limited to $10 million per monetization. In addition, of the 50% of the net proceeds retained by the Company, 20% (or 10% of the total net proceeds) will be reserved for discretionary distributions to the broader employee population.

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

Recently Adopted Financial Accounting Standards

On January 1, 2013 we adopted the Financial Accounting Standards Board’s (“FASB”) guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income (See Note 17, Changes in Accumulated Other Comprehensive Income). For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure, the adoption of these changes had no impact on the Consolidated Financial Statements.

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

3. Allowance for Doubtful Accounts

The following table summarizes the activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2013	2012	2011
Balance at January 1,	$4,798	$3,805	$6,589
Provision (benefit) charged to income	851	2,175	(558)
Write-offs	(870)	(1,281)	(2,288)
Currency	(70)	99	62

Balance at December 31,	$4,709	$4,798	$3,805

4. Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2013	2012
Leasehold improvements	$44,242	$44,043
Office furniture, fixtures and equipment	24,301	24,067
Computer equipment and software	38,039	39,052

Property and equipment, gross	106,582	107,162
Accumulated depreciation	(71,621)	(64,800)

Property and equipment, net	$34,961	$42,362

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $10.4 million, $10.2 million, and $9.1 million, respectively.

5. Restricted Cash

The Company had $8.0 million and $8.2 million of restricted cash at December 31, 2013 and 2012, respectively. The restricted cash consists of $6.5 million for a retention escrow associated with the Senn Delaney acquisition, which will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition (See Note 9, Acquisitions). Additionally, there was $1.5 million and $1.7 million of restricted cash in support of lease guarantees at December 31, 2013 and 2012, respectively. In accordance with the terms of the lease agreements, the cash balances are restricted through the termination dates of the leases, which extend through 2018.

6. Investments

The components of the Company’s investments are as follows:

	December 31,
	2013	2012
U.S. non-qualified deferred compensation plan	$13,232	$11,401
Warrants and equity securities	616	501

Total	$13,848	$11,902

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $9.9 million and $9.3 million as of December 31, 2013 and 2012, respectively. The warrants and equity securities primarily consist of cost method investments, none of which were evaluated for impairment since there were no triggering events in the respective periods.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2013
U.S. non-qualified deferred compensation plan	$13,232	$—	$—	$13,232
Assets designated for retirement and pension plans	—	24,312	—	24,312
Derivatives designated as cash flow hedge	—	180	—	180
Warrants and equity securities	—	—	616	616
Acquisition earnout accruals	—	—	(14,053)	(14,053)

	$13,232	$24,492	$(13,437)	$24,287

At December 31, 2012
U.S. non-qualified deferred compensation plan	$11,401	$—	$—	$11,401
Assets designated for retirement and pension plans	—	24,096	—	24,096
Derivatives designated as fair value hedges	—	(70)	—	(70)
Warrants and equity securities	—	—	501	501
Acquisition earnout accruals	—	—	(10,270)	(10,270)

	$11,401	$24,026	$(9,769)	$25,658

Substantially all of the Company’s assets on the Condensed Consolidated Balance Sheets are measured at fair value on a recurring basis measured using Level 1 inputs, except those noted in the table above. The Level 2 assets above are valued using a market approach. The Level 3 liabilities are: (i) accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models, and (ii) warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.

8. Other Non-Current Assets

The components of the Company’s other non-current assets are as follows:

	December 31,
	2013	2012
Deferred compensation	$2,480	$2,747
Prepaid rent	2,096	2,100
Other	1,117	454

Total other non-current assets	$5,693	$5,301

9. Acquisition

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $1.0 million at December 31, 2013) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars based on the achievement of certain revenue metrics over the period November 2013 through December 2018. As a result, the Company accrued 2.2 million Australian dollars (equivalent to $2.0 million at December 31, 2013), representing the estimated fair value of future earnout payments as of the acquisition date.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The Company expects to pay up to $15.0 million of additional cash consideration based on the realization of specific earnings milestones achieved in the next two years, resulting in $2.1 million of accretion expense included in general and administrative expense for the year ended December 31, 2013. The Company also holds $6.5 million into a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $2.3 million of compensation expense in 2013 related to the retention award.

The following table summarizes the pro forma results of operations for 2012 and 2011 as though the business combination had been completed at the beginning of these years:

	2012	2011
Net revenue (1)	$473,972	$548,959
Operating income (loss) (2)	15,152	(21,508)
Net income (loss) (3)	3,100	(40,603)
Basic earnings (loss) per common share	0.17	(2.28)
Diluted earnings (loss) per common share	0.17	(2.28)

In addition to the underlying results of Senn Delaney, purchase accounting adjustments include the following:

(1)	An adjustment to deferred revenue which reduces the amount of revenue provided by Senn Delaney in only the first year of the combination by $4.5 million.

(2)	Intangible amortization of $5.0 million and $5.5 million for 2012 and 2011, respectively, which will decrease over the five to fifteen year amortization periods. Compensation expense of $2.3 million for 2012 and 2011 associated with the retention awards for certain key executives of Senn Delaney. Accretion expense of $1.7 million and $2.1 million, respectively, related to the estimated earnout payments that will be made over a three-year period based on the achievement of the currently estimated earnings milestones.
(3)	Interest expense of $0.7 million and $0.9 million in 2012 and 2011, respectively, associated with the Term Facility that was taken out on January 31, 2013 (See Note 13, Line of Credit and Term Loan) to fund the acquisition. The Term Facility will be amortized over a five-year period.

Bell McCaw Bampflyde Limited

In March 2010, the Company acquired Bell McCaw Bampflyde Limited, a retained executive search firm based in New Zealand for 0.8 million New Zealand dollars (equivalent to $0.7 million at December 31, 2013) of initial consideration, pursuant to an asset purchase, which was funded from existing cash. Bell McCaw Bampflyde Limited is eligible to receive earnout payments of up to 1.4 million New Zealand dollars based on the achievement of certain revenue metrics in 2011, 2012 and 2013. As a result, the Company accrued 1.4 million New Zealand dollars (equivalent to $1.2 million at December 31, 2013), representing the estimated fair value of future earnout payments as of the acquisition date. The Company made earnout payments of $0.4 million in 2011, $0.4 million in 2012 and a final payment of $0.4 million in 2013. There will be no further payments associated with the acquisition. As part of the purchase price allocation, the Company recorded 0.2 million New Zealand dollars (equivalent to $0.1 million at December 31, 2013) of property and equipment, and 2.0 million New Zealand dollars (equivalent to $1.6 million at December 31, 2013) of goodwill. There were no intangibles recorded as part of this acquisition.

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

For the acquisitions noted above, the Company used the purchase method of accounting for IronHill and the acquisition accounting method for business combinations for Bell McCaw Bampflyde Limited, Senn Delaney, and Scambler MacGregor. The results of operations of these entities have been included in the consolidated financial statements since their respective acquisition dates. Additionally, none of these acquisitions, except Senn Delaney, are considered material to the Company, and, therefore, pro-forma information has not been presented.

10. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Executive Search and Leadership Consulting - Americas	Executive Search and Leadership Consulting - Europe	Executive Search and Leadership Consulting - Asia Pacific	Culture Shaping	Total
Balance at December 31, 2010	$78,989	22,982	$7,917	$—	$109,888
Goodwill impairment	—	(23,507)	—	—	(23,507)
Iron Hill earnout adjustment	3,930	—	—	—	3,930
Exchange rate fluctuations	(105)	525	(35)	—	385

Balance at December 31, 2011	82,814	—	7,882	—	90,696
Senn-Delaney acquisition	—	—	—	29,707	29,707
Exchange rate fluctuations	127	—	410	—	537

Balance at December 31, 2012	82,941	—	8,292	29,707	120,940
Scambler MacGregor acquisition	—	—	2,729	—	2,729
Exchange rate fluctuations	(301)	—	(167)	73	(395)

Balance at December 31, 2013	$82,640	$—	$10,854	$29,780	$123,274

During 2013, the Company recorded $2.7 million of goodwill, which is not expected to be deductible for income tax purposes related to the acquisition of Scambler MacGregor as discussed in Note 9, Acquisitions.

During the 2013 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2013. The goodwill impairment evaluation is performed using a two-step, fair value based test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step 1. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of the Company’s reporting units as defined in the accounting standard for goodwill and intangible assets. The Company operates four reporting units: the Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East, and Culture Shaping.

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

The assumptions used in the determination of fair value were (1) a forecast of growth in the near term; (2) improved profit margin expectations; and (3) other factors. Based on the result of the first step of this goodwill impairment analysis, the fair values of the Americas, Culture Shaping, and Asia Pacific reporting units exceeded their carrying values by 100%, 31%, and 4%, respectively. The fair value of the Asia Pacific reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. The Company continues to monitor potential triggering events including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance, specifically in relation to the Asia Pacific reporting unit. Any changes in these factors could result in an impairment charge. Since the fair value of the reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

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

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31,
		2013			2012
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.7	$23,541	$(11,834)	$11,707	$23,143	$(8,323)	$14,820
Trade name	15.0	9,430	(1,223)	8,207	9,400	—	9,400
Software	7.0	7,200	(1,029)	6,171	7,200	—	7,200
Non compete	5.0	603	(51)	552	600	—	600

Total intangible assets	10.2	$40,774	$(14,137)	$26,637	$40,343	$(8,323)	$32,020

During 2013, the Company recorded $0.4 million of client relationship intangible assets in conjunction with the acquisition of Scambler MacGregor, which will be amortized over 11 years using the cash flow method.

Intangible asset amortization expense for the years ended December 31, 2013, 2012 and 2011 was $5.8 million, $0.6 million and $1.1 million, respectively. The estimated intangible amortization expense is $5.5 million for fiscal year 2014, $4.7 for fiscal year 2015, $4.5 million for fiscal year 2016, $3.6 million for fiscal year 2017 and $2.8 million for fiscal year 2018. These amounts are based on intangible assets recorded as of December 31, 2013, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

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

On February 28, 2013, the Company entered into an interest rate swap to hedge the variable interest rate exposure from the underlying term facility. The interest rate swap was entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the short-term variable interest rate. This interest rate swap involves the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains or losses on the interest rate swap that is linked to the term loan being hedged are expected to perfectly offset the losses or gains on the underlying term loan from the short-term variable interest rate. The effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2013, the Company’s interest rate swap entered into for purpose of managing fluctuations in cash flows resulting from the variable rate term loan was deemed effective and the Company expects it will be effective for the next twelve months. This interest rate swap was the only hedging instrument used by the Company to mitigate its interest rate risk.

The Company had the following interest rate swap in place as of December 31, 2013:

Interest Rate Swap Contract	Notional Amount	Fair Value (1)	Gain (2)
Derivative designated as cash flow hedge	$35,500	$180	$180

(1)	Included in the Condensed Consolidated Balance Sheets within Other current assets
(2)	Included in Other comprehensive income, net of $65 thousand of tax

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

The Company purchased $54.4 million and sold $344.7 million in contracts in the year ended December 31, 2013. The Company’s largest contracts were in Euro, British Pound, Singapore Dollar, and Brazilian Real. The Company had no foreign exchange forward contracts in place as of December 31, 2013.

12. Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	December 31, 2013	December 31, 2012
Deferred revenue	$27,714	$23,271
VAT and sales tax payable	2,195	3,418
Other	16,492	13,701

Total other current liabilities	$46,401	$40,390

The components of other non-current liabilities are as follows:

	December 31, 2013	December 31, 2012
Accrued salaries and employee benefits	$30,879	$27,023
Premise related costs	16,562	16,163
Earnout payments	11,628	9,900
Other	2,224	3,857

Total other non-current liabilities	$61,293	$56,943

13. Line of Credit and Term Loan

On June 22, 2011, the Company and certain foreign subsidiary borrowers of the Company entered into a Credit Agreement (the “Agreement”) with its lenders. The Agreement provides the terms under which the lenders will make available to the Company a committed unsecured revolving credit facility in an aggregate amount of up to $75 million (the “Revolving Facility”). The Agreement includes an expansion feature that allows the Company to seek to increase the aggregate commitment under the Revolving Facility by up to $25 million provided that the Company is in compliance with certain conditions set forth in the Agreement. The Agreement also provides for the issuance of letters of credit. The Revolving Facility matures on June 22, 2016. Under the Agreement, the Borrowers may borrow U.S. dollars, euros, British pound sterling, Australian dollars or other major traded currencies as agreed by the lenders. Borrowings under the Agreement bear interest, at the Company’s election, at the existing Alternate Base Rate (as defined in the Agreement) or Adjusted LIBOR Rate (as defined in the Agreement) plus a spread as determined by the Company’s leverage ratio.

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement (“Restated Credit Agreement”). The Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). There was no other material term change in the Agreement.

On January 31, 2013 the Company borrowed $40 million under the Term Facility. The Term Facility will be amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million. The first payment was made on June 28, 2013 and payments will continue on the last calendar day of every fiscal quarter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio. The Company entered into an interest rate swap to address the risk related to the fluctuation in Adjusted LIBOR (See Note 11, Derivative Financial Instruments). As of December 31, 2013 the Company’s interest rate, including the impact of the interest rate swap, was 2.54%.

As of December 31, 2013 there was $35.5 million outstanding under the Term Facility. There were no borrowings made under the Revolving Facility during the years ended December 31, 2013 and 2012. During 2013 and 2012, the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and Agreement, respectively, and no event of default existed.

14. Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar for dollar basis per participant up to the greater of $5,000, or 4.5%, of eligible compensation for the year ended December 31, 2013. The Company matched employee contributions up to the greater of $4,750, or 4.0%, of eligible compensation for the year ended December 31, 2012, and up to the greater of $4,500, or 3.5%, of eligible compensation for the year ended December 31, 2011. Employees are eligible for the Company match after satisfying a one year service requirement provided that they are working on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created when participants terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2013, 2012 and 2011. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $2.5 million and $2.2 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material, and, therefore additional disclosure has not been presented. The balances associated with these plans have been reported in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011 and in the Consolidated Balance Sheets as of December 31, 2013 and 2012.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles, which included a Company stock fund that was liquidated on November 30, 2011. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2013 and 2012, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $11.0 million and $9.3 million, at December 31, 2013 and 2012, respectively. The assets of the plan are included in investments and the liabilities of the plan are included in retirement and pension plans in the Consolidated Balance Sheets at December 31, 2013 and 2012.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles, which included a Company stock fund that was liquidated on November 30, 2011. As of December 31, 2013 and 2012, the total amounts deferred under the plan were $2.2 million and $2.1 million, respectively, all of which was funded. The assets of the plan are included in investments and the liabilities of the plan are included in retirement and pension plans in the Consolidated Balance Sheets at December 31, 2013 and 2012.

The U.S. and Non-Employee Directors Voluntary Deferred Compensation Plans consist primarily of marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements).

15. Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain current and former employees in Germany. The pensions are individually fixed euro amounts that vary depending on the function and the eligible years of service of the employee.

The following tables reconcile the benefit obligation for the pension plan:

	2013	2012
Benefit obligation at January 1,	$26,486	$23,187
Service cost	173	147
Interest cost	820	1,042
Actuarial gain (loss)	(928)	2,865
Benefits paid	(1,218)	(1,240)
Cumulative translation adjustment	1,065	485

Benefit obligation at December 31,	$26,398	$26,486

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2013	2012
Current liabilities	$1,627	$1,333
Noncurrent liabilities	24,771	25,153

Total	$26,398	$26,486

The accumulated benefit obligation amounts at December 31, 2013 and 2012 are $26.4 million and $26.5 million, respectively.

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2013	2012	2011
Net period benefit cost:
Service cost	$173	$147	$150
Interest cost	820	1,042	1,212
Amortization of net gain	—	(47)	(368)

Net periodic benefit cost	$993	$1,142	$994

Weighted average assumptions
Discount rate (1)	3.15%	4.65%	5.10%
Rate of compensation increase	1.75%	1.75%	1.75%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2013	2012	2011
Discount rate (1)	3.25%	3.15%	4.65%
Rate of compensation increase	1.75%	1.75%	1.75%
Measurement Date	12/31/2013	12/31/2012	12/31/2011

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in accumulated other comprehensive income as of December 31, 2013 and 2012 that had not yet been recognized as components of net periodic benefit cost were $0.4 million and $0.5 million, respectively. As of December 31, 2013, none of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2014.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Fair Value Measurements). The fair value at December 31, 2013 and 2012 was $24.3 million and $24.1 million, respectively. The expected contribution to be paid into the plan in 2014 is $1.6 million.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2013 and 2012, as a component of other current assets and assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Year ending December 31,
2014	$1,627,255
2015	1,630,315
2016	1,631,280
2017	1,629,864
2018	1,625,760
2019 through 2023	7,950,239

16. Stock-Based Compensation

GlobalShare Program

The Company’s 2007 Heidrick & Struggles GlobalShare Program (the “Prior Program”) provided for grants of stock options, stock appreciation rights, and other stock-based awards to directors, selected employees, and independent contractors. The Prior Program expired on May 24, 2012. Outstanding awards granted under the Prior Program remain outstanding and subject to the terms of the Prior Program and award agreements until such awards vest, are exercised, terminate or expire pursuant to their terms. As of December 31, 2013, there were 183,519 awards outstanding under the Prior Program, consisting of 8,877 stock options, 139,419 restricted stock units, and 35,223 performance stock units.

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

The total number of shares authorized or reserved for issuance under the 2012 Program is 1,300,000 shares (consisting of a number of shares not previously authorized for issuance under any plan, and the number of shares not subject to awards and remaining available for issuance under the Prior Program, as amended on April 2, 2012), plus any shares subject to the 671,528 outstanding awards as of April 2, 2012 under the Prior

Program that on or after the effective date cease for any reason to be subject to such awards. Stock awards forfeited or cancelled under the Prior Program and the 2012 Program are eligible for reissuance under the 2012 Program. As of December 31, 2013, there were 1,360,306 shares remaining available for future awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2013	2012	2011
Total stock-based compensation expense included in operating income (loss)	$3,747	$4,199	$5,503
Income tax benefit related to stock-based compensation included in net income (loss)	1,468	1,705	2,247

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2010	713,394	$26.52
Granted	224,583	24.42
Vested and converted to common stock	(403,562)	28.47
Forfeited	(44,695)	26.16

Outstanding on December 31, 2011	489,720	23.99
Granted	123,951	19.84
Vested and converted to common stock	(211,616)	22.35
Forfeited	(40,277)	24.85

Outstanding on December 31, 2012	361,778	23.43
Granted	174,508	14.01
Vested and converted to common stock	(167,955)	24.70
Forfeited	(97,876)	17.69

Outstanding on December 31, 2013	270,455	18.64

As of December 31, 2013, there was $1.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.6 years.

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

Performance share unit activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Performance Share Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2010	112,523	$22.03
Granted	51,049	27.18
Vested and converted to common stock	—	—
Forfeited	(23,342)	23.45

Outstanding on December 31, 2011	140,230	23.67
Granted	50,315	20.62
Vested and converted to common stock	(58,487)	18.07
Forfeited	(52,058)	26.89

Outstanding on December 31, 2012	80,000	23.75
Granted	63,895	13.89
Vested and converted to common stock	—	—
Forfeited	(82,574)	19.07

Outstanding on December 31, 2013	61,321	19.77

As of December 31, 2013, there was $0.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.8 years.

17. Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the year ended December, 2013 is summarized below:

	Cash Flow Hedge Adjustment	Available-for- Sale Securities Adjustment	Foreign currency Translation Adjustment	Pension Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$—	$1,656	$13,606	$(302)	$14,960
Other comprehensive income (loss) before reclassification, net of tax	313	1,335	(1,683)	628	593
Amount reclassified from AOCI (1)	(198)	(70)	(316)	—	(584)

Net current period other comprehensive income (loss)	115	1,265	(1,999)	628	9

Balance at December 31, 2013	$115	$2,921	$11,607	$326	$14,969

(1)	Included in Other, net in the Condensed Consolidated Statements of Comprehensive Income

The Company utilized a deferred tax benefit related to the pension adjustment of $0.4 million in 2013 and recorded a deferred tax benefit of $1.1 million and $0.3 million in 2012 and 2011, respectively.

18. Restructuring and Impairment Charges

Restructuring Charges

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

The accrued restructuring charges at December 31, 2013 and 2012, which are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets, consist of employee-related costs that require cash payments based on severance arrangements and real estate leases that require cash payments through the lease terms reduced by sublease income. Based on current estimates, the Company expects that cash outlays over the next twelve months related to restructuring charges accrued at December 31, 2013 will be $0.1 million, with the remainder payable over the remaining lease terms of the vacated properties, which extend through 2016.

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

The table below outlines the restructuring and impairment charges along with related cash payments for each of the years in the three-year period ended December 31, 2013:

	Restructuring
	Employee Related	Office Related	Impairment	Total
Accrual balance at December 31, 2010	$315	$2,082	$—	$2,397
Restructuring charges	14,264	2,080	—	16,344
Impairment charges	—	—	26,366	26,366
Cash payments	(6,925)	(566)	—	(7,491)
Non cash write-offs	—	(1,044)	(26,366)	(27,410)
Other	498	—	—	498
Exchange rate fluctuations	(488)	(40)	—	(528)

Accrual balance at December 31, 2011	7,664	2,512	—	10,176
Restructuring charges	1,099	(289)	—	810
Cash payments	(8,201)	(927)	—	(9,128)
Non cash write-offs	—	(82)	—	(82)
Exchange rate fluctuations	(52)	6	—	(46)

Accrual balance at December 31, 2012	510	1,220	—	1,730
Cash payments	(510)	(489)	—	(999)
Exchange rate fluctuations	—	9	—	9

Accrual balance at December 31, 2013	$—	$740	$—	$740

19. Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2013	2012	2011
United States	$29,334	$32,030	$7,104
Foreign	(15,946)	(11,768)	(21,879)

Income (loss) before income taxes	$13,388	$20,262	$(14,775)

The provision for (benefit from) income taxes are as follows:

	December 31,
	2013	2012	2011
Current
Federal	$6,954	$4,287	$2,777
State and local	2,575	2,392	1,356
Foreign	1,430	5,278	4,512
Deferred	(3,918)	2,065	10,302

Total provision for income taxes	$7,041	$14,022	$18,947

A reconciliation of the provision for (benefit from) income taxes to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	December 31,
	2013	2012	2011
Income tax provision (benefit) at the statutory U.S. federal rate	$4,686	$7,092	$(5,171)
State income tax provision, net of federal tax benefit	1,618	1,930	1,497
Nondeductible expenses	(109)	1,600	6,728
Foreign tax higher (lower) than U.S. (includes current year unbenefited losses in foreign entities with established valuation allowances)	2,816	4,032	4,641
Goodwill impairment	—	—	7,590
Establishment (release) of valuation allowance	(1,615)	(3,119)	3,493
Change in uncertain tax positions	(382)	619	55
U.S. tax on foreign dividends	1,838	1,215	—
Current/deferred true-up	(1,786)	2,040	1,078
Other, net	(25)	(1,387)	(964)

Total provision for income taxes	$7,041	$14,022	$18,947

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2013	2012
Deferred tax assets attributable to:
Receivable allowances	$1,206	$1,531
Accrued compensation and employee benefits	13,741	13,356
Accrued rent	4,569	4,618
Foreign net operating loss carryforwards	32,018	26,836
Accrued restructuring charges	684	676
Deferred compensation	15,003	12,598
Foreign tax credit carryforwards	14,504	12,287
U.S. state net operating loss carryforwards	179	609
U.S. capital loss carryforward	1,208	1,188
Other accrued expenses	1,690	3,120

Deferred tax assets, before valuation allowance	84,802	76,819

Valuation allowance	(29,423)	(28,666)

Deferred tax assets, after valuation allowance	55,379	48,153

Deferred tax liabilities attributable to:
Depreciation on property and equipment	3,166	3,715
Taxes provided on unremitted earnings	2,836	—
Goodwill	13,616	10,810
Other	513	377

Deferred tax liabilities	20,131	14,902

Net deferred tax assets	$35,248	$33,251

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

The valuation allowance increased from $28.7 million at December 31, 2012 to $29.4 million at December 31, 2013. The valuation allowance at December 31, 2013 was related to foreign net operating loss carryforwards, certain foreign deferred tax assets, and U.S. capital loss carryforward. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2013, the Company had a net operating loss carryforward of $112.2 million and $2.4 million related to its foreign and U.S. state tax filings, respectively. Of the $112.2 million net operating loss carryforward, $84.3 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also had a foreign tax credit carryforward of $14.5 million, expiring in 2017 through 2023. Additionally, the Company had U.S. capital loss carryforwards of $1.2 million that may be carried forward two years.

As of December 31, 2013, the Company had unremitted earnings held in its foreign subsidiaries of approximately $59.1 million. The company has provided $2.8 million of tax on $13.1 million of earnings that are intended to be remitted. The Company did not recognize a deferred tax liability for U.S. income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes; however, is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of January 1, 2013, the Company had $0.5 million of unrecognized tax benefits. As of December 31, 2013 the Company had $0.4 million of unrecognized tax benefits of which, if recognized, approximately $0.1 million, net of federal tax benefits, would be recorded as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2013	2012	2011
Gross unrecognized tax benefits at January 1,	$534	$432	$972
Gross increases for tax positions of prior years	—	689	10
Gross decreases for tax positions of prior years	—	—	(6)
Settlements	(7)	(494)	(534)
Lapse of statute of limitations	(165)	(93)	(10)

Gross unrecognized tax benefits at December 31,	$362	$534	$432

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2008 through 2012 are subject to examination by the federal and state taxing authorities. There are certain foreign jurisdictions that are subject to examination for years prior to 2009. In 2014, the Company’s 2011 United States federal income tax return will be under examination.

The Company is currently under audit by some U.S. state and foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. Additionally, there are several statutes of limitation expected to close within the next 12 months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2014.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are $0.2 million as of December 31, 2013.

20. Segment Information

In 2013, the Company determined that Culture Shaping met the reportable segment criteria. As of December 31, 2013 the Company operates its executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operates its culture shaping business (Senn Delaney) as a separate segment.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue, restructuring charges, and impairment charges are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income (loss) excluding restructuring charges and impairment charges more appropriately reflects its core operations.

There were no restructuring charges recorded in 2013. By segment, the restructuring charges recorded in 2012 were $0.8 million in Europe, related to adjustments associated with the Company’s 2011 restructuring plan. By segment, the restructuring charges recorded in 2011 were $8.3 million in Europe, $5.1 million in the Americas, $0.7 million in Asia Pacific and $2.2 million in Global Operations Support; and the impairment charges recorded in 2011 were $26.0 million in Europe and $0.4 million in the Americas.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Executive Search and Leadership Consulting
Americas	$256,706	$254,395	$286,503
Europe	90,081	99,004	132,722
Asia Pacific	90,418	90,378	108,568
Culture Shaping	24,790	—	—

Revenue before reimbursements (net revenue)	461,995	443,777	527,793
Reimbursements	18,998	21,304	26,187

Total	$480,993	$465,081	$553,980

Operating income (loss):
Executive Search and Leadership Consulting
Americas	$69,592	$61,554	$60,612
Europe	(7,129)	3,038	1,250
Asia Pacific	5,469	3,792	12,983
Culture Shaping	(4,281)	—	—

Total segments	63,651	68,384	74,845
Global Operations Support	(48,086)	(47,935)	(43,050)

Operating income before restructuring and impairment charges	15,565	20,449	31,795
Restructuring charges	—	(810)	(16,344)
Impairment charges	—	—	(26,366)

Total	$15,565	$19,639	$(10,915)

Depreciation and amortization:
Executive Search and Leadership Consulting
Americas	$3,427	$4,192	$4,852
Europe	2,753	2,751	2,926
Asia Pacific	2,386	2,555	1,798
Culture Shaping	5,738	—	—

Total segments	14,304	9,498	9,576
Global Operations Support	1,971	1,303	687

Total	$16,275	$10,801	$10,263

Capital expenditures:
Executive Search and Leadership Consulting
Americas	$1,411	$2,770	$7,526
Europe	822	1,441	5,373
Asia Pacific	1,053	2,550	2,420
Culture Shaping	13	—	—

Total segments	3,286	6,761	15,319
Global Operations Support	445	743	2,697

Total	$3,731	$7,504	$18,016

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2013	2012
Current assets:
Executive Search and Leadership Consulting
Americas	$163,185	$110,965
Europe	50,000	44,042
Asia Pacific	56,916	63,539
Culture Shaping	20,232	7,418
Global Operations Support	442	317

Total allocated current assets	290,775	226,281
Unallocated non-current assets:	112,538	115,751
Goodwill and other intangible assets, net:
Executive Search and Leadership Consulting
Americas	83,980	84,594
Asia Pacific	11,445	8,559
Culture Shaping	54,486	59,807

Total goodwill and other intangible assets, net	149,911	152,960

Total assets:	$553,224	$494,992

21. Guarantees

The Company has issued cash collateralized guarantees and letter of credit backed guarantees supporting certain obligations, primarily the payment of office lease obligations for certain of its subsidiaries in Europe and Asia Pacific. The guarantees were made to secure the respective lease agreements and are for the terms of the lease agreements, which extend through 2018. For each guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.5 million as of December 31, 2013. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

22. Commitments and Contingencies

Operating Leases

The Company leases office space in 50 cities in 26 countries. The terms of these office-related leases provide that the Company pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2024. The Company also leases certain computer equipment and cars, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2013, 2012 and 2011 was $27.1 million, $28.1 million, and $32.7 million, respectively. The Company broadened the definition of rent expense in 2013 to also include maintenance costs. Under the broader definition, total expense was $32.4 million, $32.1 million, and $34.4 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2014	$30,274	$764	$31,038
2015	26,475	628	27,103
2016	21,586	356	21,942
2017	15,331	50	15,381
2018	14,191	4	14,195
Thereafter	59,839	—	59,839

Total	$167,696	$1,802	$169,498

The aggregate minimum future payments on office leases are $167.7 million. The Company has contractual arrangements to receive aggregate sublease income of $3.2 million related to certain leases that expire at various dates through 2016. This sublease income primarily relates to properties that were part of prior office consolidations and closings.

Certain leases provide for renewal options and payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

The Company has an obligation at the end of the lease term to return the office to the landlord in its original condition, which are recorded at fair value at the time the liability is incurred. The Company had $1.7 million and $1.8 million of asset retirement obligations as of December 31, 2013 and 2012, respectively.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.5 million at December 31, 2013). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission -92 (“COSO-92”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K as of December 31, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers is included in the Section entitled “Executive Officers” in Part I of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2013 (2014 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included under “Available Information” in Part I, Item 1 of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2014 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2013, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our 2012 Heidrick & Struggles GlobalShare Program (See Note 16, Stock-Based Compensation).

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	340,653	(1)	$33.79	1,360,306
Equity compensation plans not approved stockholders	—		—	—

Total equity compensation plans	340,653		$33.79	1,360,306

(1)	Includes 270,455 restricted stock units, 61,321 performance stock units at their target levels and 8,877 options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 33.

2. Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01	Credit Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated June, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated June 22, 2011, filed on June 27, 2011)

10.02	Amendment and Restatement Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated January 31, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K, dated January 31, 2013)

10.03	Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007 (Incorporated by reference to Exhibit 10.04 of the Registrant’s From 10-K filed on February 28, 2008)

10.04	Amended and Restated Employment Agreement of L. Kevin Kelly (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated December 29, 2011, filed on January 5, 2012)**

10.07	Employment Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated August 15, 2011, filed August 16, 2011) **

10.08	Employment Agreement of S. John Kim (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed April 13, 2011)**

10.09	Employment Agreement of Stephen Beard (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 1, 2011)**

10.10	Employment Agreement of Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed February 6, 2014)**

10.11	Restricted Stock Unit Agreement issued to Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed February 6, 2014)**

10.12	Performance Stock Unit Agreement issued to Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.3 of the Registrant’s Form 8-K filed February 6, 2014)**

10.13	Separation Agreement for L. Kevin Kelly (Incorporated by reference to exhibit 99.01 of the Registrant’s Form 8-K filed October 10, 2013)**

Exhibit No.	Description

10.14	Employment Agreement of Jory Marino (Incorporated by reference to the Registrant’s Form 8-K filed December 26, 2013)**

10.15	Membership Interest Purchase Agreement, dated as of December 31, 2012, among Heidrick & Struggles International, Inc., Senn-Delaney Leadership Consulting Group, LLC and the members of Senn-Delaney Leadership Consulting Group, LLC (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed January 4, 2014).

10.16	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated, October 25, 2011, filed on October 25, 2011) **

10.17	2007 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 25, 2011)**

10.18	The Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008 (Incorporated by reference to Exhibit 10.20 of the Registrant’s From 10-K filed on February 27, 2009)**

10.19	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8- K dated December 29, 2011, filed on January 5, 2012)**

10.20	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.21	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.22	Form of Non-Employee Director Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.19 of the Registrant’s 10-K dated March 14, 2012)**

10.23	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 10, 2006)**

10.24	Heidrick & Struggles International, Inc. Deferred Compensation Plan for UK Employees (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))**

10.25	First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2008, filed on February 27, 2009)**

10.26	Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 10, 2006)**

10.27	Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012).**

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2014.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.

By	/S/ Karen K. Pepping
Title	Senior Vice President, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2014.

Signature	Title

/S/ TRACY R. WOLSTENCROFT Tracy R. Wolstencroft (principal executive officer)	Chief Executive Officer

/S/ RICHARD W. PEHLKE Richard W. Pehlke (principal financial officer)	Executive Vice President & Chief Financial Officer

/S/ RICHARD I. BEATTIE Richard I. Beattie	Director

/S/ JOHN A. FAZIO John A. Fazio	Director

/S/ MARK FOSTER Mark Foster	Director

/S/ JANE D. HARTLEY Jane D. Hartley	Director

/S/ JILL KANIN-LOVERS Jill Kanin-Lovers	Director

/S/ GARY E. KNELL Gary E. Knell	Director

/S/ ROBERT E. KNOWLING, JR Robert E. Knowling, Jr.	Director

/S/ V. PAUL UNRUH V. Paul Unruh	Director