Form 10-Q
period 2014-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2014-04-29
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 24, 2014, there were 18,202,856 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$101,405	$181,646
Restricted cash	131	130
Accounts receivable, net	85,438	71,666
Other receivables	6,617	6,906
Prepaid expenses	16,446	14,786
Other current assets	1,813	1,807
Income taxes recoverable	6,544	5,772
Deferred income taxes	8,114	8,061

Total current assets	226,508	290,774
Non-current assets:
Property and equipment, net	33,780	34,961
Restricted cash	8,014	7,878
Assets designated for retirement and pension plans	22,724	22,685
Investments	14,136	13,848
Other non-current assets	6,675	5,693
Goodwill	123,576	123,274
Other intangible assets, net	25,301	26,637
Deferred income taxes	27,093	27,474

Total non-current assets	261,299	262,450

Total assets	$487,807	$553,224

Current liabilities:
Current portion of debt	$6,000	$6,000
Accounts payable	7,947	7,791
Accrued salaries and employee benefits	51,004	109,943
Deferred revenue, net	32,711	27,714
Other current liabilities	25,924	18,938
Income taxes payable	1,501	5,401

Total current liabilities	125,087	175,787
Non-current liabilities:
Non-current debt, less current maturities	28,000	29,500
Retirement and pension plans	39,297	38,735
Other non-current liabilities	49,636	61,329

Total non-current liabilities	116,933	129,564

Total liabilities	242,020	305,351

Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,202,856 and 18,134,129 shares outstanding at March 31, 2014 and December 31, 2013, respectively	196	196
Treasury stock at cost, 1,382,921 and 1,451,648 shares at March 31, 2014 and December 31, 2013, respectively	(45,505)	(47,811)
Additional paid in capital	229,672	232,008
Retained earnings	45,358	48,511
Accumulated other comprehensive income	16,066	14,969

Total stockholders’ equity	245,787	247,873

Total liabilities and stockholders’ equity	$487,807	$553,224

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	$111,121	$102,978
Reimbursements	4,411	4,330

Total revenue	115,532	107,308
Operating expenses:
Salaries and employee benefits	75,915	71,479
General and administrative expenses	34,426	31,110
Reimbursed expenses	4,411	4,330

Total operating expenses	114,752	106,919

Operating income	780	389
Non-operating income (expense):
Interest, net	30	77
Other, net	(298)	(381)

Net non-operating expense	(268)	(304)

Income before income taxes	512	85
Provision for income taxes	1,256	1,300

Net loss	(744)	(1,215)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,033	(490)
Unrealized gains on available-for-sale investments	68	451
Unrealized loss on cash flow hedge	(4)	(120)

Other comprehensive income (loss), net of tax	1,097	(159)

Comprehensive income (loss)	$353	$(1,374)

Basic weighted average common shares outstanding	18,152	18,010
Diluted weighted average common shares outstanding	18,152	18,010
Basic loss per common share	$(0.04)	$(0.07)
Diluted loss per common share	$(0.04)	$(0.07)
Cash dividends paid per share	$0.13	$—

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
							Other
	Common Stock		Treasury Stock		Additional		Compre-
					Paid in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2013	19,586	$196	1,452	$(47,811)	$232,008	$48,511	$14,969	$247,873
Net loss	—	—	—	—	—	(744)	—	(744)
Other comprehensive income, net of tax							1,097	1,097
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	336	—	—	336
Vesting of restricted stock units, net of tax witholdings	—	—	(69)	2,306	(2,667)	—	—	(361)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,367)	—	(2,367)
Dividend equivalents on restricted stock units	—	—	—	—	—	(42)	—	(42)
Tax deficit related to stock-based compensation	—	—	—	—	(5)	—	—	(5)

Balance at March 31, 2014	19,586	$196	1,383	$(45,505)	$229,672	$45,358	$16,066	$245,787

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows—operating activities:
Net loss	$(744)	$(1,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,850	4,145
Deferred income taxes	399	1,091
Stock-based compensation expense	336	1,011
Accretion expense related to earnout payments	423	517
Cash paid for restructuring charges	(36)	(313)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and other receivables	(13,258)	(10,942)
Accounts payable	214	(789)
Accrued expenses	(59,294)	(61,763)
Income taxes payable, net	(4,569)	(803)
Retirement and pension plan assets and liabilities	426	508
Prepayments	(1,621)	(546)
Other assets and liabilities, net	(1,034)	39

Net cash used in operating activities	(74,908)	(69,060)

Cash flows—investing activities:
Restricted cash	137	(26)
Capital expenditures	(1,127)	(945)
Purchases of available for sale investments	(754)	(476)
Proceeds from sales of available for sale investments	467	31

Net cash used in investing activities	(1,277)	(1,416)

Cash flows—financing activities:
Proceeds from debt issuance	—	40,000
Debt repayment	(1,500)	—
Cash dividends paid	(2,472)	(107)
Payment of employee tax withholdings on equity transactions	(382)	(361)

Net cash (used in) provided by financing activities	(4,354)	39,532

Effect of exchange rates fluctuations on cash and cash equivalents	298	(1,001)

Net decrease in cash and cash equivalents	(80,241)	(31,945)
Cash and cash equivalents at beginning of period	181,646	117,605

Cash and cash equivalents at end of period	$101,405	$85,660

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except share and per share figures)

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowance for doubtful accounts, interim effective tax rate, allowances for deferred tax assets, assessment of goodwill and other intangible assets for impairment, compensation accruals, stock-based compensation and contingent liabilities. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 13, 2014.

2. Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Financial Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recent financial accounting standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

3. Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the three months ended March 31, 2014 is as follows:

Balance at December 31, 2013	$4,709
Benefit charged to income	(28)
Write-offs	(281)
Currency	(5)

Balance at March 31, 2014	$4,395

4. Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2014	December 31, 2013
Leasehold improvements	$44,648	$44,242
Office furniture, fixtures and equipment	23,690	24,301
Computer equipment and software	36,637	38,039

Property and equipment, gross	104,975	106,582
Accumulated depreciation	(71,195)	(71,621)

Property and equipment, net	$33,780	$34,961

Depreciation expense for the three months ended March 31, 2014 and 2013 was $2.5 million and $2.7 million, respectively.

5. Restricted Cash

The components of the Company’s restricted cash are as follows:

	March 31, 2014	December 31, 2013
Current restricted cash:
Lease guarantees	$131	$130
Noncurrent restricted cash:
Retention escrow	6,501	6,501
Lease guarantees	1,415	1,377
Business licenses	98	—

Total restricted cash	$8,145	$8,008

The retention escrow associated with the Senn Delaney acquisition will be paid to certain key executives of Senn Delaney if they remain with the company for three years subsequent to the acquisition (See Note 8, Acquisitions). In accordance with the terms of the lease and business licensing agreements, the cash balances in support of lease guarantees are restricted through the termination dates of the leases, which extend through 2018 and the business license agreements extend through 2017.

6. Investments

The components of the Company’s investments are as follows:

	March 31, 2014	December 31, 2013
U.S. non-qualified deferred compensation plan	$13,706	$13,232
Warrants and equity securities	430	616

Total	$14,136	$13,848

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $10.3 million and $9.9 million as of March 31, 2014 and December 31, 2013, respectively.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2014
U.S. non-qualified deferred compensation plan	$13,706	$—	$—	$13,706
Assets designated for retirement and pension plans	—	24,356	—	24,356
Derivatives designated as cash flow hedge	—	180	—	180
Warrants and equity securities	—	—	430	430
Acquisition earnout accruals	—	—	(14,555)	(14,555)

	$13,706	$24,536	$(14,125)	$24,117

At December 31, 2013
U.S. non-qualified deferred compensation plan	$13,232	$—	$—	$13,232
Assets designated for retirement and pension plans	—	24,312	—	24,312
Derivatives designated as cash flow hedge	—	180	—	180
Warrants and equity securities	—	—	616	616
Acquisition earnout accruals	—	—	(14,053)	(14,053)

	$13,232	$24,492	$(13,437)	$24,287

Substantially all of the Company’s assets on the Condensed Consolidated Balance Sheet are measured at fair value on a recurring basis using Level 1 inputs, except those noted in the table above. The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are: (i) accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models, and (ii) warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities.

8. Acquisitions

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $1.0 at March 31, 2014 and December 31, 2013, respectively) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars based on the achievement of certain revenue metrics over the period November 2013 through December 2018. As a result, the Company accrued 2.2 million Australian dollars (equivalent to $2.0 million at March 31, 2014 and December 31, 2013, respectively), representing the estimated fair value of future earnout payments as of the acquisition date.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The Company expects to pay up to $15.0 million of additional cash consideration based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015. As a result, the Company accrued $12.6 million and $12.1 million at March 31, 2014 and December 31, 2013, respectively, and has recognized $0.4 million and $0.5 million of accretion expense in general and administrative expense as of March 31, 2014 and March 31, 2013, respectively. The Company also holds $6.5 million in a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $0.6 million of compensation expense in the three months ended March 31, 2014 and March 31, 2013, respectively, related to the retention awards.

9. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2014 are as follows:

	Executive Search and Leadership Consulting- Americas	Executive Search and Leadership Consulting- Asia Pacific	Culture Shaping	Total
Balance at December 31, 2013	$82,640	$10,854	$29,780	$123,274
Exchange rate fluctuations	(166)	443	25	302

Balance at March 31, 2014	$82,474	$11,297	$29,805	$123,576

Other Intangible Assets

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		March 31, 2014			December 31, 2013
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.7	$23,615	$(12,697)	$10,918	$23,541	$(11,834)	$11,707
Trade name	15.0	9,441	(1,515)	7,926	9,430	(1,223)	8,207
Software	7.0	7,200	(1,286)	5,914	7,200	(1,029)	6,171
Non-compete	5.0	604	(61)	543	603	(51)	552

Total intangible assets	10.2	$40,860	$(15,559)	$25,301	$40,774	$(14,137)	$26,637

The Company’s Other intangible assets, net by segment, are as follows:

	March 31, 2014	December 31, 2013
Executive Search and Leadership Consulting
Americas	$1,264	$1,340
Asia Pacific	570	591

Total Executive Search and Leadership Consulting	1,834	1,931
Culture Shaping	23,467	24,706

Total Other intangible assets, net	$25,301	$26,637

Intangible asset amortization expense for the three months ended March 31, 2014 and 2013 was $1.4 million and $1.5 million, respectively. The estimated intangible amortization expense is $5.4 million for fiscal year 2014, $4.7 million for fiscal year 2015, $4.5 million for fiscal year 2016, $3.6 million for fiscal year 2017, and $2.8 million for fiscal year 2018. These amounts are based on intangible assets recorded as of March 31, 2014, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Derivative Financial Instruments

Summary of Derivative Instruments

The Company uses derivative instruments primarily to manage exposures to interest rate risk. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to financial institutions that meet certain criteria. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Interest Rate Risk

The Company pays short-term variable interest rates, plus a spread which is dependent on the Company’s leverage ratio, calculated as defined within the Amendment and Restatement Agreement (“Restated Credit Agreement”). The term loan exposes the Company to the variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates.

On February 28, 2013, the Company entered into an interest rate swap to hedge the variable interest rate exposure from the underlying term facility. The interest rate swap was entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the short-term variable interest rate. This interest rate swap involves the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains or losses on the interest rate swap that are linked to the term loan being hedged are expected to perfectly offset the losses or gains on the underlying term loan from the short-term variable interest rate. The effective portion of changes in the fair value of a derivative that is designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the quarter ended March 31, 2014, the Company’s interest rate swap entered into for purposes of managing fluctuations in cash flows resulting from the variable rate term loan was deemed effective and the Company expects it will be effective for the next twelve months. This interest rate swap was the only hedging instrument used by the Company to mitigate its interest rate risk. The notional amount of the interest rate swap was $34.0 million and $35.5 million as of March 31, 2014 and December 31, 2013, respectively.

The summary of information with respect to the interest rate swap are as follows:

	March 31, 2014		December 31, 2013
Interest Rate Swap Contract	Fair Value (1)	Gain (Loss) (2)	Fair Value (1)	Gain (Loss) (2)
Derivative designated as cash flow hedge	$180	$180	$180	$180

(1)	Included in the Condensed Consolidated Balance Sheets within Other current assets
(2)	Included in Other comprehensive income (loss), net of $69 thousand and $65 thousand of tax as of March 31, 2014 and December 31, 2013, respectively

11. Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	March 31, 2014	December 31, 2013
Accrued salaries and employee benefits	$24,429	$30,879
Premise related costs	16,448	16,562
Earnout payments	6,830	11,628
Other	1,929	2,260

Total other non-current liabilities	$49,636	$61,329

12. Line of Credit and Term Loan

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

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into a Restated Credit Agreement which amended and replaced the Agreement to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). There was no other material term change in the Agreement.

On January 31, 2013 the Company borrowed $40 million under the Term Facility. The Term Facility is being amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million. The first payment was made on June 28, 2013 and payments will continue on the last calendar day of every fiscal quarter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio. The Company entered into an interest rate swap to address the risk related to the fluctuation in Adjusted LIBOR (See Note 10, Derivative Financial Instruments). As of March 31, 2014 the Company’s interest rate, including the impact of the interest rate swap, was 2.54%.

As of March 31, 2014 and December 31, 2013 there was $34.0 million and $35.5 million, respectively, outstanding under the Term Facility. There were no borrowings made under the Revolving Facility during the three months ended March 31, 2014 and for the year ended December 31, 2013. The Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed as of March 31, 2014 and for the year ended December 31, 2013, respectively.

13. Stock-based Compensation

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2014	2013
Total stock-based compensation expense included in operating income	$336	$1,011
Income tax benefit related to stock-based compensation included in net loss	145	383

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2014:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2013	270,455	$18.64
Granted	266,672	17.93
Vested and converted to common stock	(77,928)	19.65
Forfeited	(3,047)	15.32

Outstanding on March 31, 2014	456,152	18.07

As of March 31, 2014, there was $5.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 3.2 years.

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

In the first quarter of 2014, the Company granted market-based restricted stock units to the Chief Executive Officer. The market-based awards vest after a two-year service period and if the price of the Company’s common stock exceeds specified targets. The fair value of the market-based awards was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Compensation costs related to the market-based awards are recognized regardless of whether the market condition is satisfied, as long as the requisite service has been provided.

Performance stock unit activity for the three months ended March 31, 2014:

	Number of Performance Share Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2013	61,321	$19.77
Granted	186,705	17.19
Vested and converted to common stock	(9,429)	27.18
Forfeited	(9,427)	27.18

Outstanding on March 31, 2014	229,170	17.06

As of March 31, 2014, there was $2.8 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.4 years.

14. Income Taxes

In the first quarter of 2014, the Company reported income before taxes of $0.5 million and recorded an income tax provision of $1.3 million. The effective tax rate in the first quarter of 2014 is a result of the Company incurring $1.9 million of losses that are not benefitted for tax purposes. The Company’s full-year expected annualized tax rate is approximately 51 percent.

In the first quarter of 2013, the Company reported income before taxes of $0.1 million and recorded an income tax provision of $1.3 million. The effective tax rate in the first quarter of 2013 was a result of the Company incurring $4.3 million of losses that were not benefitted for tax purposes.

15. Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2014 are summarized below:

	Cash Flow Hedge Adjustment	Available-for- Sale Securities Adjustment	Foreign Currency Translation Adjustment	Pension Adjustment	AOCI
Balance at December 31, 2013	$115	$2,921	$11,607	$326	$14,969
Other comprehensive income (loss) before reclassification, net of tax	(4)	187	1,033	—	1,216
Amount reclassified from AOCI (1)	—	(119)	—	—	(119)

Net current period other comprehensive income (loss)	(4)	68	1,033	—	1,097

Balance at March 31, 2014	$111	$2,989	$12,640	$326	$16,066

(1)	Included in Other, net in the Condensed Consolidated Statement of Other Comprehensive Income (Loss)

16. Segment Information

The Company operates its executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operates its culture shaping business as a separate segment.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and other operating income are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income (loss) more appropriately reflects its core operations.

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended March 31,
	2014	2013
Revenue:
Executive Search and Leadership Consulting
Americas	$57,586	$59,208
Europe	26,224	18,392
Asia Pacific	20,795	19,803

Total Executive Search and Leadership Consulting	104,605	97,403
Culture Shaping	6,516	5,575

Revenue before reimbursements (net revenue)	111,121	102,978
Reimbursements	4,411	4,330

Total	$115,532	$107,308

Operating income (loss):
Executive Search and Leadership Consulting
Americas	$14,090	$14,703
Europe	877	(3,134)
Asia Pacific	1,032	748

Total Executive Search and Leadership Consulting	15,999	12,317
Culture Shaping	(548)	(1,797)

Total segments	15,451	10,520
Global Operations Support	(14,671)	(10,131)

Total	$780	$389

17. Guarantees

The Company has issued cash collateralized guarantees and letter of credit backed guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its international subsidiaries. The guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.5 million as of March 31, 2014. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.5 million at March 31, 2014). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes, our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global economy and our ability to execute successfully our leadership advisory strategy through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our reliance on information management systems; any further impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leadership advisory firm providing executive search, leadership consulting and culture shaping services. We help our clients build leadership teams by facilitating the recruitment, management and deployment of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide a range of other services to clients. Our other services include leadership consulting and culture shaping services which include executive assessment, leadership development, board and top team effectiveness, and succession planning.

We provide our services to a broad range of clients through the expertise of consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. Net revenue associated with culture shaping consulting is recognized proportionally as services are performed. Net revenue associated with licenses to use culture shaping proprietary materials is typically recognized over the term of the license. Net revenue from leadership consulting is recognized in accordance with the completion of the engagement deliverables.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA, Adjusted EBITDA margin. Executive search and leadership consulting performance is also measured using consultant headcount and consultant productivity. Specific to executive search, confirmation trends and average revenue per search or project are used to measure performance.

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

Our Compensation Model

At the executive search consultant level there are fixed and variable components of compensation. Individuals are largely rewarded for their performance based on a system that directly ties a significant portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward may be based upon individual performance against a series of non-financial measures. Credit towards the variable portion of an executive search consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all executive search consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each executive search consultant is based on a tiered payout model and adjusted for overall Company performance. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded, which directly impacts operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on Company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

A portion of our executive search consultants’ and management cash bonuses is deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in accrued salaries and employee benefits and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Second Quarter 2014 Outlook

We are currently forecasting 2014 second quarter net revenue of between $120 million and $130 million. Our 2014 second quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and no change in future currency rates.

Our 2014 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A—Risk Factors in our 2013 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	4.0	4.2

Total revenue	104.0	104.2
Operating expenses:
Salaries and employee benefits	68.3	69.4
General and administrative expenses	31.0	30.2
Reimbursements	4.0	4.2

Total operating expenses	103.3	103.8

Operating income	0.7	0.4

Non-operating income (expense)
Interest, net	—	0.1
Other, net	(0.3)	(0.4)

Net non-operating expense	(0.2)	(0.3)

Income before income taxes	0.5	0.1
Provision for income taxes	1.1	1.3

Net loss	(0.7)%	(1.2)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 16, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Executive Search and Leadership Consulting
Americas	$57,586	$59,208
Europe	26,224	18,392
Asia Pacific	20,795	19,803

Total Executive Search and Leadership Consulting	104,605	97,403
Culture Shaping	6,516	5,575

Revenue before reimbursements (net revenue)	111,121	102,978
Reimbursements	4,411	4,330

Total	$115,532	$107,308

Operating income (loss):
Executive Search and Leadership Consulting
Americas	$14,090	$14,703
Europe	877	(3,134)
Asia Pacific	1,032	748

Total Executive Search and Leadership Consulting	15,999	12,317
Culture Shaping	(548)	(1,797)

Total segments	15,451	10,520
Global Operations Support	(14,671)	(10,131)

Total	$780	$389

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Total revenue. Consolidated total revenue increased $8.2 million, or 7.7%, to $115.5 million in 2014 from $107.3 million in 2013. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $8.1 million, or 7.9%, to $111.1 million for the three months ended March 31, 2014 from $103.0 million for the three months ended March 31, 2013. The negative impact of exchange rate fluctuations resulted in less than one percentage point of the decrease. Executive Search and Leadership Consulting net revenue was $104.6 million, an increase of $7.2 million compared to the three months ended March 31, 2013. Increases in the Consumer Markets, Financial Services and Global Technology & Services practice groups were the primary drivers for the increase in consolidated net revenue, partially offset by decreases in Healthcare & Life Sciences, Education, Nonprofit & Social Enterprise and Industrial practice groups. Culture Shaping net revenue was $6.5 million for the three months ended March 31, 2014, an increase of $0.9 million compared to the three months ended March 31, 2013. The number of Executive Search and Leadership Consulting consultants was 303 as of March 31, 2014 compared to 322 as of March 31, 2013. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.4 million in the first quarter of 2014 compared to $1.2 million in the first quarter of 2013. Specific to Executive Search, our primary business, the number of confirmed searches increased 8.5% compared to the first quarter of 2013 and the average revenue per executive search was $101,200 in the first quarter of 2014 compared to $103,100 in the first quarter of 2013.

Net revenue in the Americas segment was $57.6 million for the three months ended March 31, 2014, a decrease of $1.6 million, or 2.7%, from $59.2 million in the first quarter of 2013. The impact of exchange rate fluctuations in Canada and Latin America resulted in less than one percentage point of the decrease in the first quarter of 2014. Net revenue in the Europe segment was $26.2 million for the three months ended March 31, 2014, an increase of $7.8 million, or 42.6%, from $18.4 million in the first quarter of 2013. The impact of exchange rate fluctuations in the Europe segment resulted in approximately six percentage points of the increase in the first quarter of 2014. Net revenue in the Asia Pacific segment was $20.8 million for the three months ended March 31, 2014, an increase of $1.0 million, or 5%, from $19.8 million in the first quarter of 2013. The impact of exchange rate fluctuations in the Asia Pacific segment resulted in approximately seven percentage points of the decrease in the first quarter of 2014.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $4.4 million, or 6.2%, to $75.9 million for the three months ended March 31, 2014 from $71.5 million for the three months ended March 31, 2013. This increase is due to higher performance related compensation of $7.4 million resulting from an increase in net revenue in the Executive Search and Leadership Consulting businesses. The variable compensation expense increase is partially offset by a decrease in fixed compensation of $3.0 million primarily due to lower overall headcount. In the 2014 first quarter we had on average 1,369 employees compared to an average of 1,447 employees in the 2013 first quarter.

Exchange rate fluctuations positively impacted salaries and employee benefits expense by $0.5 million or less than 1%.

As a percentage of net revenue, salaries and employee benefits expense was 68.3% in the first quarter of 2014, compared to 69.4% in the first quarter of 2013.

General and administrative expenses. Consolidated general and administrative expenses increased $3.3 million, or 10.7%, to $34.4 million for the three months ended March 31, 2014 from $31.1 million for the three months ended March 31, 2013. The increase is primarily due to $1.4 million in professional fees mostly due to higher legal fees, $0.8 million related to a state franchise tax matter, $0.7 million in unbillable travel-related expenses and $0.2 million in staffing fees.

Exchange rate fluctuations positively impacted general and administrative expense by $0.2 million or less than 1%.

As a percentage of net revenue, general and administrative expenses were 31.0% in the first quarter of 2014 compared to 30.2% in the first quarter of 2013.

Operating income. Consolidated operating income was $0.8 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013.

Executive Search and Leadership Consulting

Americas

The Americas segment reported operating income of $14.1 million for the three months ended March 31, 2014, a decrease of $0.6 million compared to $14.7 million for the three months ended March 31, 2013. The decrease in operating income is due to a decrease in net revenue of $1.6 million, which was partially offset by decreases in general and administrative expense of $0.4 million and salaries and employee benefits expense of $0.6 million. The decrease in net revenue was due to decreases in Healthcare & Life Sciences, Education, Nonprofit & Social Enterprise and Industrial practice groups and lower headcount, partially offset by increases in the Consumer Markets, Global Technology & Services and Financial Services practice groups. The number of consultants was 129 as of March 31, 2014, compared to 148 as of March 31, 2013.

The decrease in general and administrative costs is primarily due to lower hiring fees of $0.4 million, professional services of $0.2 million and bad debt expense of $0.1 million, partially offset by an increase in travel and entertainment expense of $0.3 million. The decrease in salaries and employee benefits expense is due to a $3.3 million decrease in fixed compensation related to lower headcount, partially offset by an increase in performance-related compensation.

Europe

The Europe segment reported operating income of $0.9 million for the three months ended March 31, 2014, an increase of $4.0 million compared to a $3.1 million operating loss for the three months ended March 31, 2013. The increase in operating income is due to an increase in net revenue of $7.8 million, partially offset by increases in salaries and employee benefits expense of $3.2 million and general and administrative expense of $0.6 million. The increase in net revenue was across all industry practices, except the Education, Nonprofit & Social Enterprise practice. The number of consultants was 87 as of March 31, 2014 compared to 90 as of March 31, 2013.

The increase in salaries and employee benefits expense is due to $2.7 million increase in performance-related compensation associated with the increase in net revenue and $0.5 million increase in fixed compensation related to $0.7 million of negative exchange rate fluctuations, partially offset by a reduction in consultants. The increase in general and administrative expense is primarily due to hiring fees for new consultants and travel costs.

Asia Pacific

The Asia Pacific segment reported operating income of $1.0 million for the three months ended March 31, 2014, an increase of $0.3 million compared to $0.7 million for the three months ended March 31, 2013. The increase in operating income is due to an increase in net revenue of $1.0 million, partially offset by increases in general and administrative expense of $0.5 million and salary and employee benefits of $0.2 million. The increase in net revenue was primarily due to increases in the Global Technology & Services, Consumer Markets, Financial Services and Health & Life Sciences practices, partially offset by decreases in the Education, Nonprofit & Social Enterprise and Industrial practices. The number of consultants was 87 as of March 31, 2014 compared to 84 as of March 31, 2013.

The increase in general and administrative expense is primarily due to professional fees, hiring fees and premise costs. The increase in salaries and employee benefits expense reflects a $1.3 million increase in performance-related compensation primarily due to the higher net revenue, partially offset by $1.1 million decrease in fixed compensation related to the decline in support staff headcount and lower average compensation per employee in the region.

Culture Shaping

The Culture Shaping segment reported an operating loss of $0.5 million for the three months ended March 31, 2014, an improvement of $1.3 million compared to a $1.8 million operating loss for the three months ended March 31, 2013. The improvement is due to an increase in net revenue of $0.9 million and a decrease in general and administrative expenses of $0.3 million. Net revenue for the three months ended March 31, 2013 excluded $2.0 million of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting. The decrease in general and administrative costs is primarily due to decreases of $0.4 million for travel and entertainment related to integration in 2013.

Global Operations Support

Global Operations Support expenses for the three months ended March 31, 2014 increased $4.6 million or 44.8% to $14.7 million from $10.1 million for the three months ended March 31, 2013. General and administrative expense increased $2.9 million and salaries and employee benefits expense increased $1.7 million.

The increase in salaries and employee benefits expense reflects an increase in fixed compensation of $1.0 million and an increase in performance-related compensation of $0.7 million related to higher net revenue. The increase in general and administrative expense is primarily due to a $1.3 million increase in professional legal fees and $0.8 million related to a state franchise tax matter.

Net non-operating expense. Net non-operating expense was $0.3 million for the three months ended March 31, 2014 and March 31, 2013.

Net interest income was zero in the first quarter of 2014 compared to $0.1 million in the first quarter of 2013. Interest income was $0.2 million for the three months ended March 31, 2014 offset by $0.2 million of interest expense associated with the Term Loan.

Net other non-operating expense was $0.3 million for the three months ended March 31, 2014 compared to net other non-operating expense of $0.4 million for the three months ended March 31, 2013. Net other non-operating expense consists primarily of exchange gains and losses from balances which are denominated in non-functional currencies and are not considered permanent in nature.

Income taxes. See Note 14, Income Taxes.

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

Lines of credit and Term Loan. On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement (“Restated Credit Agreement”), pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement (“Agreement”) dated as of June 22, 2011 (See Note 12, Line of Credit and Term Loan in the Notes to Condensed Consolidated Financial Statements). Pursuant to the Restated Credit Agreement, the Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013, the Company borrowed $40 million under the Term Facility and $34.0 million was outstanding as of March 31, 2014. The Term Facility is being amortized over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million. The first payment was made on June 28, 2013 and payments will continue on the last calendar day of every fiscal quarter, up to and including December 31, 2016. Additionally, the Company will make four payments of $2.0 million on March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and a final payment of the remaining outstanding balance of the Term Facility on January 31, 2018. The other material terms of the Agreement were not amended by the Restated Credit Agreement.

There were no other borrowings made under these agreements for the three months ended March 31, 2014 and March 31, 2013. We were in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed as of March 31, 2014 and 2013, respectively.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2014, December 31, 2013 and March 31, 2013 were $101.4 million, $181.6 million and $85.7 million, respectively. The $101.4 million of cash and cash equivalents at March 31, 2014, includes $40.1 million held by our foreign subsidiaries. A portion of the $40.1 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the three months ended March 31, 2014, cash used in operating activities was $74.9 million, principally reflecting a decrease in accrued expenses, primarily due to cash bonus payments of approximately $89 million in the first quarter of 2014, an increase in trade and other receivables of $13.3 million and an increase in income taxes payable, partially offset by 2014 variable compensation accruals.

For the three months ended March 31, 2013, cash used in operating activities was $69.1 million, principally reflecting a decrease in accrued expenses, primarily due to cash bonus payments of approximately $81 million in the first quarter of 2013 and an increase in trade and other receivables of $11.0 million, partially offset by 2013 variable compensation accruals.

Cash flows used in investing activities. Cash used in investing activities was $1.3 million for the three months ended March 31, 2014 primarily due to capital expenditures of $1.1 million and net purchases of available for sale securities of $0.3 million.

Cash used in investing activities was $1.4 million for the three months ended March 31, 2013 primarily due to capital expenditures of $0.9 million and purchases of available for sale securities of $0.5 million.

Cash flows (used in) provided by financing activities. Cash used in financing activities for the three months ended March 31, 2014 was $4.4 million primarily due to cash dividend payments of $2.5 million and debt repayment of $1.5 million.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2014, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, goodwill and other intangible assets, allowance for doubtful accounts, and stock-based compensation. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 13, 2014.

Recent Financial Accounting Standards

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

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the three months ended March 31, 2014 by $0.4 million (See Note 10, Derivative Financial Instruments). For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

Interest Rate Risk. We are exposed to interest rate risk related to our debt. We mitigate this risk through the use of an interest rate swap; see Note 10, Derivative Financial Instruments and Note 12, Line of Credit and Term Loan, in the Notes to Condensed Consolidated Financial Statements, for more information on our debt and interest rate swaps. A 10% change in interest rates would not have a material impact on the fair value of the outstanding interest rate swap agreement for the three months ended March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information presented in Note 18, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Date: April 29, 2014

Heidrick & Struggles International, Inc. (Registrant)

By:	/s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer & Controller