Form 10-Q
period 2014-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2014-07-29
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 24, 2014, there were 18,231,119 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$123,350	$181,646
Restricted cash	55	130
Accounts receivable, net	105,011	71,666
Other receivables	8,347	6,906
Prepaid expenses	16,587	14,786
Other current assets	1,698	1,807
Income taxes recoverable	7,187	5,772
Deferred income taxes	7,536	8,061

Total current assets	269,771	290,774
Non-current assets:
Property and equipment, net	32,109	34,961
Restricted cash	8,111	7,878
Assets designated for retirement and pension plans	22,618	22,685
Investments	14,739	13,848
Other non-current assets	7,184	5,693
Goodwill	123,970	123,274
Other intangible assets, net	24,007	26,637
Deferred income taxes	23,638	27,474

Total non-current assets	256,376	262,450

Total assets	$526,147	$553,224

Current liabilities:
Current portion of debt	$6,000	$6,000
Accounts payable	5,485	7,791
Accrued salaries and employee benefits	80,872	109,943
Deferred revenue, net	36,023	27,714
Other current liabilities	24,476	18,938
Income taxes payable	5,648	5,401

Total current liabilities	158,504	175,787
Non-current liabilities:
Non-current debt, less current maturities	26,500	29,500
Retirement and pension plans	39,511	38,735
Other non-current liabilities	52,037	61,329

Total non-current liabilities	118,048	129,564

Total liabilities	276,552	305,351

Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,231,119 and 18,134,129 shares outstanding at June 30, 2014 and December 31, 2013, respectively	196	196
Treasury stock at cost, 1,354,658 and 1,451,648 shares at June 30, 2014 and December 31, 2013, respectively	(44,557)	(47,811)
Additional paid in capital	230,631	232,008
Retained earnings	46,668	48,511
Accumulated other comprehensive income	16,657	14,969

Total stockholders’ equity	249,595	247,873

Total liabilities and stockholders’ equity	$526,147	$553,224

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	$136,080	$122,033	$247,201	$225,011
Reimbursements	4,878	5,295	9,289	9,625

Total revenue	140,958	127,328	256,490	234,636
Operating expenses:
Salaries and employee benefits	92,128	83,066	168,043	154,545
General and administrative expenses	31,440	33,225	65,866	64,335
Reimbursed expenses	4,878	5,295	9,289	9,625

Total operating expenses	128,446	121,586	243,198	228,505

Operating income	12,512	5,742	13,292	6,131
Non-operating income (expense):
Interest, net	(110)	(106)	(80)	(29)
Other, net	342	(584)	44	(966)

Net non-operating income (expense)	232	(690)	(36)	(995)

Income before income taxes	12,744	5,052	13,256	5,136
Provision for income taxes	8,957	3,115	10,213	4,415

Net income	3,787	1,937	3,043	721

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	215	(1,511)	1,248	(2,001)
Net unrealized gains on available-for-sale investments	441	270	509	150
Unrealized loss on cash flow hedge	(65)	(105)	(69)	346

Other comprehensive income (loss), net of tax	591	(1,346)	1,688	(1,505)

Comprehensive income (loss)	$4,378	$591	$4,731	($784)

Basic weighted average common shares outstanding	18,215	18,076	18,184	18,043
Dilutive common shares	169	148	178	157

Diluted weighted average common shares outstanding	18,384	18,224	18,362	18,200

Basic net income per common share	$0.21	$0.11	$0.17	$0.04
Diluted net income per common share	$0.21	$0.11	$0.17	$0.04
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.13

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated
							Other
	Common Stock		Treasury Stock		Additional		Compre-
					Paid in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2013	19,586	$196	1,452	$(47,811)	$232,008	$48,511	$14,969	$247,873
Net income	—	—	—	—	—	3,043	—	3,043
Other comprehensive income, net of tax	—	—	—	—	—	—	1,688	1,688
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	1,841	—	—	1,841
Vesting of equity, net of tax witholdings	—	—	(73)	2,441	(2,846)	—	—	(405)
Re-issuance of treasury stock	—	—	(24)	813	(363)	—	—	450
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,738)	—	(4,738)
Dividend equivalents on restricted stock units	—	—	—	—	—	(148)	—	(148)
Tax deficit related to stock-based compensation	—	—	—	—	(9)	—	—	(9)

Balance at June 30, 2014	19,586	$196	1,355	$(44,557)	$230,631	$46,668	$16,657	$249,595

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows—operating activities:
Net income	$3,043	$721
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,648	8,027
Deferred income taxes	4,562	1,426
Stock-based compensation expense	1,841	2,472
Accretion expense related to earnout payments	899	1,033
Cash paid for restructuring charges	(73)	(616)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and other receivables	(34,023)	(24,041)
Accounts payable	(2,466)	(541)
Accrued expenses	(21,938)	(40,684)
Income taxes payable, net	(1,060)	1,488
Retirement and pension plan assets and liabilities	(170)	540
Prepaid expenses	(1,685)	(306)
Other assets and liabilities, net	(1,620)	1,981

Net cash used in operating activities	(45,042)	(48,500)

Cash flows—investing activities:
Restricted cash	(102)	(26)
Capital expenditures	(1,867)	(1,358)
Purchases of available for sale investments	(828)	(571)
Proceeds from sales of available for sale investments	592	64

Net cash used in investing activities	(2,205)	(1,891)

Cash flows—financing activities:
Proceeds from debt issuance	—	40,000
Debt repayment	(3,000)	(1,500)
Cash dividends paid	(4,849)	(2,519)
Payment of employee tax withholdings on equity transactions	(406)	(576)
Acquisition earnout payments	(3,390)	(357)

Net cash (used in) provided by financing activities	(11,645)	35,048

Effect of exchange rates fluctuations on cash and cash equivalents	596	(2,567)

Net decrease in cash and cash equivalents	(58,296)	(17,910)
Cash and cash equivalents at beginning of period	181,646	117,605

Cash and cash equivalents at end of period	$123,350	$99,695

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

Recent Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied either retrospectively or cumulative effect transition method, with early application not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not currently known or reasonably estimable at this time.

3. Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the six months ended June 30, 2014 is as follows:

Balance at December 31, 2013	$4,709
Provision charged to income	136
Write-offs	(281)
Currency	(4)

Balance at June 30, 2014	$4,560

4. Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30,	December 31,
	2014	2013
Leasehold improvements	$44,637	$44,242
Office furniture, fixtures and equipment	21,112	24,301
Computer equipment and software	33,141	38,039

Property and equipment, gross	98,890	106,582
Accumulated depreciation	(66,781)	(71,621)

Property and equipment, net	$32,109	$34,961

Depreciation expense was $2.4 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $4.9 million and $5.1 million, respectively.

5. Restricted Cash

The components of the Company’s restricted cash are as follows:

	June 30,	December 31,
	2014	2013
Current restricted cash:
Lease guarantees	$55	$130
Non-current restricted cash:
Retention escrow	6,500	6,501
Lease guarantees	1,511	1,377
Business licenses	100	—

Total restricted cash	$8,166	$8,008

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

6. Investments

The components of the Company’s investments are as follows:

	June 30,	December 31,
	2014	2013
U.S. non-qualified deferred compensation plan	$14,112	$13,232
Warrants and equity securities	627	616

Total	$14,739	$13,848

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $10.3 million and $9.9 million as of June 30, 2014 and December 31, 2013, respectively.

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

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2014
U.S. non-qualified deferred compensation plan	$14,112	$—	$—	$14,112
Assets designated for retirement and pension plans	—	24,220	—	24,220
Derivatives designated as cash flow hedge	—	75	—	75
Warrants and equity securities	—	—	627	627
Acquisition earnout accruals	—	—	(11,669)	(11,669)

	$14,112	$24,295	($11,042)	$27,365

At December 31, 2013
U.S. non-qualified deferred compensation plan	$13,232	$—	$—	$13,232
Assets designated for retirement and pension plans	—	24,312	—	24,312
Derivatives designated as cash flow hedge	—	180	—	180
Warrants and equity securities	—	—	616	616
Acquisition earnout accruals	—	—	(14,053)	(14,053)

	$13,232	$24,492	($13,437)	$24,287

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the six months ended June 30, 2014.

	Warrants	Acquisition
	and Equity	earnout
	Securities	Accruals	Total
Balance at December 31, 2013	$616	($14,053)	($13,437)
Realized / unrealized gains	11	—	11
Earnout accretion	—	(942)	(942)
Earnout payments	—	3,390	3,390
Foreign currency translation	—	(64)	(64)

Balance as of June 30, 2014	$627	($11,669)	($11,042)

Substantially all of the Company’s assets on the Condensed Consolidated Balance Sheet are measured at fair value on a recurring basis using Level 1 inputs except those noted in the tables above. The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are: (i) accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models; and (ii) warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities.

8. Acquisitions

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $1.0 million at June 30, 2014 and December 31, 2013, respectively) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars based on the achievement of certain revenue metrics over the period November 2013 through December 2018. As a result, the Company accrued 2.2 million Australian dollars (equivalent to $2.2 million and $2.0 million at June 30, 2014 and December 31, 2013, respectively), representing the estimated fair value of future earnout payments as of the acquisition date.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $3.4 million was paid during the second quarter of 2014. The Company has accrued $9.5 million and $12.1 million at June 30, 2014 and December 31, 2013, respectively, for the remaining cash consideration. The Company has recognized $0.5 million of accretion expense included in General and administrative expenses in the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $1.0 million of accretion expense in the six months ended June 30, 2014 and 2013, respectively. The Company also holds $6.5 million in a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $0.6 million and $1.2 million of compensation expense included in Salaries and employee benefits in the three and six months ended June 30, 2014 and June 30, 2013, respectively, related to the retention awards.

9. Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2014 are as follows:

	Executive Search and Leadership Consulting- Americas	Executive Search and Leadership Consulting- Asia Pacific	Culture Shaping	Total
Balance at December 31, 2013	$82,640	$10,854	$29,780	$123,274
Exchange rate fluctuations	(19)	586	129	696

Balance at June 30, 2014	$82,621	$11,440	$29,909	$123,970

Other Intangible Assets, Net

The Company’s Other intangible assets, net by segment, are as follows:

	June 30,	December 31,
	2014	2013
Executive Search and Leadership Consulting
Americas	$1,189	$1,340
Asia Pacific	533	591

Total Executive Search and Leadership Consulting	1,722	1,931
Culture Shaping	22,285	24,706

Total Other intangible assets, net	$24,007	$26,637

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		June 30, 2014			December 31, 2013
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.7	$23,699	($13,556)	$10,143	$23,541	($11,834)	$11,707
Trade name	15.0	9,484	(1,814)	7,670	9,430	(1,223)	8,207
Software	7.0	7,200	(1,543)	5,657	7,200	(1,029)	6,171
Non-compete	5.0	608	(71)	537	603	(51)	552

Total intangible assets	10.2	$40,991	($16,984)	$24,007	$40,774	($14,137)	$26,637

Intangible asset amortization expense for the three months ended June 30, 2014 and 2013 was $1.4 million and $1.5 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2014 and 2013 was $2.8 million and $2.9 million, respectively. The estimated intangible amortization expense is $5.5 million for fiscal year 2014, $4.7 million for fiscal year 2015, $4.5 million for fiscal year 2016, $3.6 million for fiscal year 2017, and $2.8 million for fiscal year 2018. These amounts are based on intangible assets recorded as of June 30, 2014, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10. Derivative Financial Instruments

The Company uses derivative instruments to manage exposures to interest rate risk. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to financial institutions that meet certain criteria. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

The Company pays short-term variable interest rates, plus a spread which is dependent on the Company’s leverage ratio, calculated as defined within the Amendment and Restatement Agreement (“Restated Credit Agreement”). The term loan exposes the Company to the variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates.

On February 28, 2013, the Company entered into an interest rate swap to hedge the variable interest rate exposure from the underlying term facility (See Note 12, Line of Credit and Term Loan). The interest rate swap was entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the short-term variable interest rate. This interest rate swap involves the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains or losses on the interest rate swap that are linked to the term loan being hedged are expected to perfectly offset the losses or gains on the underlying term loan from the short-term variable interest rate. The effective portion of changes in the fair value of a derivative that is designated and that qualifies as a cash flow hedge is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the quarter ended June 30, 2014, the Company’s interest rate swap entered into for purposes of managing fluctuations in cash flows resulting from the variable rate term loan was deemed effective and the Company expects it will be effective for the next twelve months. The notional amount of the interest rate swap was $32.5 million and $35.5 million as of June 30, 2014 and December 31, 2013, respectively.

The summary of information with respect to the interest rate swap is as follows:

	June 30,		December 31,
	2014		2013
	Fair		Fair
Interest Rate Swap Contract	Value (1)	Gain (2)	Value (1)	Gain (2)
Derivative designated as cash flow hedge	$75	$75	$180	$180

(1)	Included in the Condensed Consolidated Balance Sheets within Other current assets
(2)	Included in Accumulated other comprehensive income (loss), net is $29 thousand and $65 thousand of tax as of June 30, 2014 and December 31, 2013, respectively.

The Company reclassified from Accumulated other comprehensive income into Interest, net $0.1 million during the three and six months ended June 30, 2014 and 2013.

11. Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	June 30,	December 31,
	2014	2013
Accrued salaries and employee benefits	$27,254	$30,879
Premise related costs	16,107	16,562
Accrued earnout payments	7,643	11,628
Other	1,033	2,260

Total other non-current liabilities	$52,037	$61,329

12. Line of Credit and Term Loan

On June 22, 2011, the Company and certain foreign subsidiary borrowers of the Company entered into a Credit Agreement (the “Agreement”) with its lenders. The Agreement provides the terms under which the lenders will make available to the Company a committed unsecured revolving credit facility in an aggregate amount of up to $75 million (the “Revolving Facility”). The Agreement includes an expansion feature that allows the Company to seek to increase the aggregate commitment under the Revolving Facility by up to $25 million provided that the Company is in compliance with certain conditions set forth in the Agreement. The Agreement also provides for the issuance of letters of credit. The Revolving Facility matures on June 22, 2016. Under the Agreement, the Borrowers may borrow U.S. dollars, euros, British pounds sterling, Australian dollars or other major traded currencies as agreed by the lenders. Borrowings under the Agreement bear interest, at the Company’s election, at the existing Alternate Base Rate (as defined in the Agreement) or Adjusted LIBOR Rate (as defined in the Agreement) plus a spread as determined by the Company’s leverage ratio.

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into a Restated Credit Agreement which amended the Agreement to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). There was no other material term change in the Agreement.

On January 31, 2013 the Company borrowed $40 million under the Term Facility. The Term Facility is being amortized over a five-year period pursuant to which the Company will make quarterly payments of $1.5 million through 2016 and quarterly payments of $2.0 million during 2017. The remaining outstanding balance of the Term Facility will be paid on January 31, 2018. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio. The Company entered into an interest rate swap to address the risk related to the fluctuation in Adjusted LIBOR (See Note 10, Derivative Financial Instruments). As of June 30, 2014 the Company’s interest rate, including the impact of the interest rate swap, was 2.54%.

As of June 30, 2014 and December 31, 2013 there was $32.5 million and $35.5 million, respectively, outstanding under the Term Facility. There were no borrowings made under the Revolving Facility during the six months ended June 30, 2014 and for the year ended December 31, 2013. The Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed as of June 30, 2014 and for the year ended December 31, 2013, respectively.

13. Stock-based Compensation

The Company’s 2012 Heidrick & Struggles GlobalShare Program (the “2012 Program”) provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan. These awards may be granted to directors, selected employees and independent contractors. On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of June 30, 2014, 767,836 awards have been issued under the 2012 Program and 1,578,204 shares remain available for future awards, which includes 346,040 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$1,504	$1,462	$1,841	$2,472
Income tax benefit related to stock-based compensation included in net income	$670	$531	$821	$899

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2014:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2013	270,455	$18.64
Granted	290,904	17.98
Vested and converted to common stock	(84,339)	19.64
Forfeited	(10,312)	17.45

Outstanding on June 30, 2014	466,708	18.07

As of June 30, 2014, there was $4.8 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 3.0 years.

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

In the first quarter of 2014, the Company granted market-based performance stock units to the Chief Executive Officer as part of his initial compensation package. The market-based awards vest after a two-year service period and if the price of the Company’s common stock exceeds specified targets. The fair value of the market-based awards was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Compensation costs related to the market-based awards are recognized regardless of whether the market condition is satisfied, as long as the requisite service has been provided.

Performance stock unit activity for the six months ended June 30, 2014:

	Number of Peformance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2013	61,321	$19.77
Granted	186,705	17.19
Vested and converted to common stock	(9,429)	27.18
Forfeited	(9,427)	27.18

Outstanding on June 30, 2014	229,170	17.06

As of June 30, 2014, there was $2.5 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

14. Income Taxes

The Company reported income before taxes of $12.7 million and $5.1 million and recorded an income tax provision of $9.0 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate from the second quarter of 2013 was due to establishment of a $2.5 million valuation allowance in the Asia Pacific segment as well as a change in the forecasted mix of income.

The Company reported income before taxes of $13.3 million and $5.1 million and recorded an income tax provision of $10.2 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s effective income tax rate reflects an adjusted full-year expected annualized tax rate of approximately 73 percent.

15. Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the six months ended June, 2014 is summarized below:

			Foreign
	Cash Flow	Available-for-	Currency
	Hedge	Sale Securities	Translation	Pension	AOCI
Balance at December 31, 2013	$115	$2,921	$11,607	$326	$14,969
Other comprehensive income (loss) before reclassification, net of tax	(142)	666	1,248	—	1,772
Amount reclassified from AOCI (1)	73	(157)	—	—	(84)

Net current period other comprehensive income (loss)	(69)	509	1,248	—	1,688

Balance at June 30, 2014	$46	$3,430	$12,855	$326	$16,657

(1)	Cash Flow Hedge and Available-for-Sale Securities reclassifications from AOCI are included in Interest, net and Other, net in the Condensed Consolidated Statement of Other Comprehensive Income (Loss).

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Executive Search and Leadership Consulting
Americas	$70,466	$68,176	$128,052	$127,384
Europe	31,201	23,284	57,425	41,676
Asia Pacific	25,062	25,133	45,857	44,936

Total Executive Search and Leadership Consulting	126,729	116,593	231,334	213,996
Culture Shaping	9,351	5,440	15,867	11,015

Revenue before reimbursements (net revenue)	136,080	122,033	247,201	225,011
Reimbursements	4,878	5,295	9,289	9,625

Total	$140,958	$127,328	$256,490	$234,636

Operating income (loss):
Executive Search and Leadership Consulting
Americas	$19,190	$19,121	$33,280	$33,824
Europe	1,736	(2,332)	2,614	(5,466)
Asia Pacific	2,921	2,944	3,953	3,692

Total Executive Search and Leadership Consulting	23,847	19,733	39,847	32,050
Culture Shaping	1,299	(1,208)	751	(3,005)

Total segments	25,146	18,525	40,598	29,045
Global Operations Support	(12,634)	(12,783)	(27,306)	(22,914)

Total	$12,512	$5,742	$13,292	$6,131

17. Guarantees

The Company has issued cash collateralized guarantees and letter of credit backed guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its international subsidiaries. The guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.4 million as of June 30, 2014. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

18. Commitments and Contingencies

Litigation

The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of the Company’s business, some of which involve claims for damages that are substantial in amount, and some of which are covered by insurance. In accordance with ASC 450, Contingencies, the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. Based upon information currently available, the Company believes the ultimate resolution of any pending claims or litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.7 million at June 30, 2014). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes, our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global economy and our ability to execute successfully our leadership advisory strategy through business cycles; the timing, speed or robustness of any future economic recovery; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our reliance on information management systems; any impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition to executive search, we provide a range of other services to clients. In addition to our culture shaping services, we also provide leadership consulting expertise including executive assessment, leadership development, board and top team effectiveness, and succession planning.

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

Key Performance Indicators

We manage and assess Heidrick & Struggles’ overall performance through various means, with the primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA (Non-GAAP), and Adjusted EBITDA margin (Non-GAAP). Executive search and leadership consulting performance is also measured using consultant headcount and consultant productivity. Specific to executive search, confirmation trends and average revenue per search or project are used to measure performance.

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

Our Compensation Model

At the executive search consultant level there are fixed and variable components of compensation. Individuals are rewarded for their performance based on a system that directly ties a portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward may be based upon individual performance against a series of non-financial measures. Credit towards the variable portion of an executive search consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all executive search consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each executive search consultant is based on a tiered payout model. Overall Company performance determines the amount available for total variable compensation. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded, which directly impacts operating margins. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on Company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

Third Quarter 2014 Outlook

We are currently forecasting 2014 third quarter net revenue of between $123 million and $133 million. Our 2014 third quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and no change in future currency rates.

Our 2014 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A—Risk Factors in our 2013 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.6	4.3	3.8	4.3

Total revenue	103.6	104.3	103.8	104.3
Operating expenses:
Salaries and employee benefits	67.7	68.1	68.0	68.7
General and administrative expenses	23.1	27.2	26.6	28.6
Reimbursements	3.6	4.3	3.8	4.3

Total operating expenses	94.4	99.6	98.4	101.6

Operating income	9.2	4.7	5.4	2.7

Non-operating income (expense)
Interest, net	(0.1)	(0.1)	—	—
Other, net	0.3	(0.5)	—	(0.4)

Net non-operating income (expense)	0.2	(0.6)	—	(0.4)

Income before income taxes	9.4	4.1	5.4	2.3
Provision for income taxes	6.6	2.6	4.1	2.0

Net income	2.8%	1.6%	1.2%	0.3%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 16, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Executive Search and Leadership Consulting
Americas	$70,466	$68,176	$128,052	$127,384
Europe	31,201	23,284	57,425	41,676
Asia Pacific	25,062	25,133	45,857	44,936

Total Executive Search and Leadership Consulting	126,729	116,593	231,334	213,996
Culture Shaping	9,351	5,440	15,867	11,015

Revenue before reimbursements (net revenue)	136,080	122,033	247,201	225,011
Reimbursements	4,878	5,295	9,289	9,625

Total	$140,958	$127,328	$256,490	$234,636

Operating income (loss):
Executive Search and Leadership Consulting
Americas	$19,190	$19,121	$33,280	$33,824
Europe	1,736	(2,332)	2,614	(5,466)
Asia Pacific	2,921	2,944	3,953	3,692

Total Executive Search and Leadership Consulting	23,847	19,733	39,847	32,050
Culture Shaping	1,299	(1,208)	751	(3,005)

Total segments	25,146	18,525	40,598	29,045
Global Operations Support	(12,634)	(12,783)	(27,306)	(22,914)

Total	$12,512	$5,742	$13,292	$6,131

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Total revenue. Consolidated total revenue increased $13.7 million, or 10.7%, to $141.0 million in 2014 from $127.3 million in 2013. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $14.1 million, or 11.5%, to $136.1 million for the three months ended June 30, 2014 from $122.0 million for the three months ended June 30, 2013. The positive impact of exchange rate fluctuations resulted in one percentage point of the increase. Executive Search and Leadership Consulting net revenue was $126.7 million, an increase of $10.1 million compared to the three months ended June 30, 2013. Increases in the Global Technology & Services, Financial Services, Consumer Markets and Education & Social Enterprise search practices were the primary drivers of the increase in consolidated net revenue; however, these increases were partially offset by declines in net revenue from the Industrial and Healthcare & Life Sciences practices. Culture Shaping net revenue was $9.4 million for the three months ended June 30, 2014 an increase of $3.9 million compared to the three months ended June 30, 2013. The number of Executive Search and Leadership Consulting consultants was 311 as of June 30, 2014 compared to 315 as of June 30, 2013. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.6 million in the second quarter of 2014 compared to $1.5 million in the second quarter of 2013. Specific to Executive Search, our primary business, the number of confirmed searches increased 3.5% compared to the second quarter of 2013 and the average revenue per executive search was $117,400 in the second quarter of 2014 compared to $108,800 in the second quarter of 2013.

For Executive Search and Leadership Consulting, net revenue in the Americas segment was $70.4 million for the three months ended June 30, 2014, an increase of $2.2 million, or 3.4%, from $68.2 million in the second quarter of 2013. The impact of exchange rate fluctuations in Canada and Latin America resulted in less than one percentage point of a decrease to net revenue in the second quarter of 2014. Net revenue in the Europe segment was $31.2 million for the three months ended June 30, 2014, an increase of $7.9 million, or 34.0%, from $23.3 million in the second quarter of 2013. The impact of exchange rate fluctuations in the Europe segment resulted in approximately nine percentage points of the increase in the second quarter of 2014. Net revenue in the Asia Pacific segment was $25.1 million for the three months ended June 30, 2014 and 2013, respectively. The impact of exchange rate fluctuations in the Asia Pacific segment resulted in approximately two percentage points of a decrease to net revenue in the second quarter of 2014.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $9.0 million, or 10.9%, to $92.1 million for the three months ended June 30, 2014 from $83.1 million for the three months ended June 30, 2013. This increase is due to higher performance related compensation of $9.5 million resulting from an increase in net revenue. The variable compensation expense increase is partially offset by a decrease in fixed compensation of $0.5 million primarily due to $0.7 million of lower severance costs. In the 2014 second quarter we had on average 1,447 employees, compared to an average of 1,499 employees in the 2013 second quarter. The decrease in head count is due to the timing of new hires.

Exchange rate fluctuations negatively impacted salaries and employee benefits expense by $0.8 million or approximately one percent.

As a percentage of net revenue, salaries and employee benefits expense was 67.7% in the second quarter of 2014, compared to 68.1% in the second quarter of 2013.

General and administrative expenses. Consolidated general and administrative expenses decreased $1.7 million, or 5.4%, to $31.5 million for the three months ended June 30, 2014 from $33.2 million for the three months ended June 30, 2013. The decrease is primarily due to $1.9 million in higher legal, strategy and other professional consulting fees in the prior year, and lower travel and entertainment fees of $1.0 million primarily related to the timing of a partner meeting, partially offset by $0.4 million related to IT systems contracts, $0.5 million for hiring and staffing fees and $0.4 million for a value added tax charge.

Exchange rate fluctuations negatively impacted general and administrative expense by $0.2 million or less than one percent.

As a percentage of net revenue, general and administrative expenses were 23.1% in the second quarter of 2014 compared to 27.2% in the second quarter of 2013.

Operating income. Consolidated operating income was $12.5 million for the three months ended June 30, 2014 compared to $5.7 million for the three months ended June 30, 2013.

Net non-operating income (expense). Net non-operating income was $0.2 million for the three months ended June 30, 2014 compared to non-operating expense of $0.7 million for the three months ended June 30, 2013.

Net interest expense was $0.1 million in the second quarter of 2014 and 2013. Interest income was $0.1 million for the three months ended June 30, 2014 offset by $0.2 million of interest expense associated with the Term Loan. For the three months ended June 30, 2013, interest income was $0.2 million, offset by $0.3 million of interest expense associated with the Term Loan.

Net other non-operating income was $0.3 million for the three months ended June 30, 2014, compared to other net-operating expense of $0.6 million for the three months ended June 30, 2013. Net other non-operating expense consists of exchange gains and losses from balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. See Note 14, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported operating income of $19.2 million for the three months ended June 30, 2014, an increase of $0.1 million compared to $19.1 million for the three months ended June 30, 2013. Increase in net revenue of $2.2 million and a decrease in general and administrative expense of $1.0 million were nearly fully offset by an increase in salaries and employee benefits expense of $3.1 million. The increase in net revenue was due to increases in Consumer Markets, Global Technology & Services and Education, Nonprofit & Social Enterprise practice groups, partially offset by decreases in Industrial, Healthcare & Life Sciences, and Financial Services practice groups. The number of consultants was 135 as of June 30, 2014, compared to 139 as of June 30, 2013.

The decrease in general and administrative expense was primarily due to $0.7 million of lower professional services and $0.4 million of lower bad debt expense, partially offset by $0.3 million of hiring fees. The increase in salaries and employee benefits expense was due to a $5.2 million increase in performance-related compensation, partially offset by a $2.1 million decrease in fixed compensation. Performance-related compensation increased due primarily to higher global net revenue. Fixed compensation decreased primarily due to $1.7 million of costs related to lower consultant and support staff headcount.

Europe

The Europe segment reported operating income of $1.7 million for the three months ended June 30, 2014, an increase of $4.1 million compared to a loss of $2.4 million for the three months ended June 30, 2013. The increase in operating income was primarily due to an increase in net revenue of $7.9 million, partially offset by increases in salaries and employee benefits expense of $3.6 million and in general and administrative expense of $0.1 million. The increase in net revenue was across all search practices, except the Consumer Markets and Education, Nonprofit & Social Enterprise practice groups. The number of consultants was 89 as of June 30, 2014 and June 30, 2013.

The increase in salaries and employee benefits expense was due to a $3.8 million increase in performance-related compensation associated with the increase in net revenue, partially offset by a $0.2 million decrease in fixed compensation related to $1.0 million of lower severance costs, partially offset by $0.4 million of higher base salaries due to negative exchange rate fluctuations and $0.3 million of sign-on bonuses. The increase in general and administrative expense is primarily due to $0.4 million related to a value added tax charge, $0.2 million of hiring fees for new consultants, $0.1 million for new information technology systems contracts and $0.1 million related to bad debt expense, partially offset by $0.4 million of professional services and $0.2 million of travel costs.

Asia Pacific

The Asia Pacific segment reported operating income of $2.9 million for the three months ended June 30, 2014 and 2013. The decrease in general and administrative expense of $0.2 million was fully offset by an increase in salaries and benefits of $0.2 million. The decrease in general and administrative expense was primarily due to $0.4 million of lower professional services costs and, partially offset by $0.2 million due to office expansions.

The increase in salaries and employee benefits expense reflected a $0.4 million increase in fixed compensation related to increased base salaries primarily due to the acquisition of Scambler MacGregor, partially offset by a $0.3 million decrease in performance-related compensation due to staff related turnover. The number of consultants was 87 as of June 30, 2014 and June 30, 2013.

Culture Shaping

The Culture Shaping segment reported operating income of $1.3 million for the three months ended June 30, 2014, an improvement of $2.5 million compared to an operating loss of $1.2 million for the three months ended June 30, 2013. The improvement was due to an increase in net revenue of $3.9 million, partially offset by increases in salaries and benefits of $1.2 million and in general and administrative expenses of $0.2 million.

Net revenue excluded $0.2 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting. The increase in salary and benefit expenses was due to higher consultant costs for additional staffing related to increased projects and additional other compensation costs. The increase in general and administrative costs was primarily due to higher professional fees, partially offset by lower premise costs.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2014 decreased $0.2 million, to $12.6 million from $12.8 million for the three months ended June 30, 2013. General and administrative expense decreased $1.2 million and salaries and employee benefits expense increased $1.0 million.

The decrease in general and administrative expense was primarily due to a decrease of $0.6 million in travel and entertainment, $0.4 million in consulting fees and $0.2 million in recruiting fees. The increase in salaries and employee benefits expense reflects an increase in fixed compensation of $0.6 million due to increased headcount and an increase in performance-related compensation of $0.4 million related to higher net revenue and an increase of participants in the bonus plan.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Total revenue. Consolidated total revenue increased $21.9 million, or 9.3%, to $256.5 million in 2014 from $234.6 million in 2013. The increase in total revenue was due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $22.2 million, or 9.9%, to $247.2 million for the six months ended June 30, 2014 from $225.0 million for the six months ended June 30, 2013. The negative impact of exchange rate fluctuations resulted in less than one percentage point of the decrease. Executive Search and Leadership Consulting net revenue was $231.3 million for the six months ended June 30, 2014, an increase of $17.3 million compared to the six months ended June 30, 2013. Increases in the Global Technology & Services, Consumer Markets and Financial Services practice groups were the primary drivers for the increase in consolidated net revenue, partially offset by decreases in Industrial, Healthcare & Life Sciences and Education, Nonprofit & Social Enterprise practice groups. Culture Shaping net revenue was $15.9 million for the six months ended June 30, 2014, an increase of $4.9 million compared to the six months ended June 30, 2013. The number of Executive Search and Leadership Consulting consultants was 311 as of June 30, 2014 compared to 315 as of June 30, 2013. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million in the first six months of 2014 compared to $1.3 million in the first six months of 2013. Specific to Executive Search, our primary business, the number of confirmed searches increased 6.0% compared to the first six months of 2013, and average revenue per executive search was $109,500 in the first six months ended June 30, 2014 compared to $106,000 for the six months ended June 30, 2013.

For Executive Search and Leadership Consulting, net revenue in the Americas segment was $128.0 million for the six months ended June 30, 2014, an increase of $0.6 million, or 0.5%, from $127.4 million for the six months ended June 30, 2013. The negative impact of exchange rate fluctuations in Canada and Latin America resulted in less than one percentage point of a decrease for the first six months of 2014. Net revenue in the Europe segment was $57.4 million for the six months ended June 30, 2014, an increase of $15.7 million, or 37.8%, from $41.7 million for the six months ended June 30, 2013. The impact of exchange rate fluctuations contributed to the increase in net revenue in the Europe segment by eight percentage points for the first six months of 2014. Net revenue in the Asia Pacific segment was $45.9 million for the six months ended June 30, 2014, an increase of $1.0 million, or 2.0%, from $44.9 million for the six months ended June 30, 2013. The impact of exchange rate fluctuation decreased net revenue in the Asia Pacific segment by approximately four percentage points for the six months ended June 30, 2014.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $13.5 million, or 8.7%, to $168.0 million for the six months ended June 30, 2014 from $154.5 million for the six months ended June 30, 2013. This increase was due to higher performance related compensation of $17.0 million resulting from an increase in net revenue. The variable compensation expense increase was partially offset by a decrease in fixed compensation of $3.5 million due to lower overall headcount. In the first six months ended June 30, 2014 we had on average 1,451 employees, compared to an average of 1,518 employees as of June 30, 2013. The decrease in head count is due to the timing of new hires.

As a percentage of net revenue, salaries and employee benefits expense was 68.0% in the first six months of 2014, compared to 68.7% in the first six months of 2013.

General and administrative expenses. Consolidated general and administrative expenses increased $1.6 million, or 2.4%, to $65.9 million for the six months ended June 30, 2014 from $64.3 million for the six months ended June 30, 2013. The increase was primarily due to $1.0 million for a state franchise tax matter, $0.9 million related to new information technology system contracts, $0.4 million for a value added tax charge and $0.5 million in staffing and hiring fees. The increase was partially offset by $1.1 million for lower legal, strategy, and other professional consulting fees.

As a percentage of net revenue, general and administrative expenses were 26.6% in the first six months of 2014, compared to 28.6% in the first six months of 2013.

Operating income. Our consolidated operating income was $13.3 million for the six months ended June 30, 2014 and $6.1 million for the six months ended June 30, 2013.

Net non-operating income (expense). Net non-operating expense was insignificant for the six months ended June 30, 2014 compared to $1.0 million for the six months ended June 30, 2013.

Net interest expense was $0.1 million for the six months ended June 30, 2014 and June 30, 2013. Interest income was $0.4 million for the six months ended June 30, 2014 offset by $0.5 million of interest expense associated with the Term Loan. For the six months ended June 30, 2013, interest income was $0.3 million, offset by $0.4 million of interest expense associated with the Term Loan.

Net other non-operating expense was insignificant for the six months ended June 30, 2014, compared to $1.0 million for the six months ended June 30, 2013. Net other non-operating expense consists of exchange gains and losses from balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. See Note 14, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported operating income of $33.3 million for the six months ended June 30, 2014, a decrease of $0.5 million compared to $33.8 million for the six months ended June 30, 2013. The decrease in operating income was due to an increase in salaries and employee benefits of $2.4 million, which was partially offset by a decrease in general and administrative expense of $1.3 million and an increase in net revenue of $0.6 million.

The increase in salaries and employee benefits expense was due to a $7.9 million increase in performance-related compensation due primarily to higher global net revenue, partially offset by a $5.5 million decrease in fixed compensation related to lower headcount. The decrease in general and administrative costs was primarily due to lower legal and strategic consulting fees and the timing of the regional partner meeting in the prior year. The increase in net revenue was due to increases in Consumer Markets and Global Technology & Services practice groups, partially offset by decreases in Industrial, Healthcare & Life Sciences, Education, Nonprofit & Social Enterprise and Financial Services practice groups. The number of consultants was 135 as of June 30, 2014, compared to 139 as of June 30, 2013.

Europe

The Europe segment reported operating income of $2.6 million for the six months ended June 30, 2014, an increase of $8.1 million compared to a $5.5 million operating loss for the six months ended June 30, 2013. The increase in operating income was due to an increase in net revenue of $15.7 million, partially offset by increases in salaries and employee benefits expense of $6.8 million and general and administrative expense of $0.8 million. The increase in net revenue was across all industry practices, except the Education, Nonprofit & Social Enterprise practice. The number of consultants was 89 as of June 30, 2014 and June 30, 2013.

The increase in salaries and employee benefits expense was due to $6.5 million increase in performance-related compensation associated with the increase in net revenue and a $0.3 million increase in fixed compensation. The impacts of negative exchange rate fluctuations and higher costs related to sign-on bonuses were offset by $1.1 million of lower severance costs. The increase in general and administrative expense of $0.8 million was due to $0.4 million related to a value added tax charge and $0.3 million of hiring fees.

Asia Pacific

The Asia Pacific segment reported operating income of $3.9 million for the six months ended June 30, 2014, an increase of $0.2 million compared to $3.7 million for the six months ended June 30, 2013. The increase was due to an increase in net revenue of $1.0 million, partially offset by increases in salaries and employee benefits of $0.4 million and general and administrative expenses of $0.4 million. The increase in net revenue was primarily due to increases in the Global Technology & Services, Consumer Markets and Healthcare & Life Sciences practices, partially offset by decreases in the Industrial and Education, Nonprofit & Social Enterprises practices. The number of consultants was 87 as of June 30, 2014 and June 30, 2013.

The increase in salaries and employee benefits expense reflects a $1.1 million increase in performance-related compensation primarily due to higher global net revenue, partially offset by a $0.7 million decrease in fixed compensation related to the decline in support staff headcount and lower average compensation per employee in the region. The increase in general and administrative expenses was due to office expansions.

Culture Shaping

The Culture Shaping segment reported operating income of $0.8 million for the six months ended June 30, 2014, an improvement of $3.8 million compared to an operating loss of $3.0 million for the six months ended June 30, 2013. The improvement was due to an increase in net revenue of $4.9 million and a decrease in general and administrative expense of $0.1 million, partially offset by an increase in salary and employee benefits of $1.2 million. Net revenue excluded $0.3 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively, of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting. The increase in salary and benefit expenses is due to higher consultant costs for additional staffing related to increased projects.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2014 increased $4.4 million or 19% to $27.3 million from $22.9 million for the six months ended June 30, 2013. Salaries and employee benefits expense increased $2.7 million and general and administrative expense increased $1.7 million.

The increase in salaries and employee benefits expense is due to increases in fixed compensation of $1.7 million due to higher support staff headcount and severance expenses. Performance-related compensation was $1.0 million greater due to higher net revenue and more participants in the bonus plan. The increase in general and administrative expense was primarily due to $1.0 million related to a state franchise tax matter and $0.6 million increase in professional legal fees.

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

Lines of credit and Term Loan. On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement (“Restated Credit Agreement”), pursuant to which the Borrowers, the Lenders and the Administrative Agent amended and restated the Credit Agreement (“Agreement”) dated as of June 22, 2011 (See Note 12, Line of Credit and Term Loan in the Notes to Condensed Consolidated Financial Statements). Pursuant to the Restated Credit Agreement, the Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013, the Company borrowed $40 million under the Term Facility and $32.5 million was outstanding as of June 30, 2014. The Term Facility is being amortized over a five-year period pursuant to which the Company will make quarterly payments of $1.5 million through 2016 and quarterly payments of $2.0 million during 2017. The remaining outstanding balance of the Term Facility will be paid on January 31, 2018. The other material terms of the Agreement were not amended by the Restated Credit Agreement.

There were no other borrowings made under these agreements for the six months ended June 30, 2014 and 2013, respectively. We were in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed as of June 30, 2014 and 2013, respectively.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2014, December 31, 2013 and June 30, 2013 were $123.4 million, $181.6 million and $99.7 million, respectively. The $123.4 million of cash and cash equivalents at June 30, 2014, includes $39.3 million held by our foreign subsidiaries. A portion of the $39.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the six months ended June 30, 2014, cash used in operating activities was $45.0 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $86 million, an increase in trade and other receivables of $34.0 million, offset by the 2014 variable compensation accruals of $55 million and higher net income.

Cash used in operating activities for the six months ended June 30, 2013, was $48.5 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $87 million, partially offset by 2013 bonus accruals of $39 million and a $24.0 million increase in trade and other receivables, partially offset by $11.9 million of non-cash expenses.

Cash flows used in investing activities. Cash used in investing activities was $2.2 million for the six months ended June 30, 2014 primarily due to capital expenditures of $1.9 million.

Cash used in investing activities was $1.9 million for the six months ended June 30, 2013 primarily due to capital expenditures of $1.4 million.

Cash flows used in financing activities. Cash used in financing activities for the six months ended June 30, 2014 was $11.6 million primarily due to $4.8 million of quarterly cash dividends to shareholders, $3.4 million earnout payment related to the Senn Delaney acquisition, $3.0 million debt repayment, and $0.4 million of payments for employee tax withholdings on equity transactions.

Cash provided by financing activities for the six months ended June 30, 2013 was $35.0 million primarily due to $40.0 million of proceeds from the issuance of debt, partially offset by $2.5 million of quarterly cash dividends to shareholders, $1.5 million debt repayment, $0.6 million of payments for employee tax withholdings on equity transactions, and $0.4 million earnout payment related to the Bell McCaw Bampflyde acquisition.

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

Recent Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied either retrospectively or cumulative effect transition method, with early application not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not currently known or reasonably estimable at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2014 by $0.6 million. For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

Interest Rate Risk. We are exposed to interest rate risk related to our debt. We mitigate this risk through the use of an interest rate swap; see Note 10, Derivative Financial Instruments and Note 12, Line of Credit and Term Loan, in the Notes to Condensed Consolidated Financial Statements, for more information on our debt and interest rate swaps. A 10% change in interest rates would not have a material impact on the fair value of the outstanding interest rate swap agreement for the six months ended June 30, 2014.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Date: July 29, 2014

Heidrick & Struggles International, Inc.
(Registrant)

By:	/s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer and Controller