Form 10-Q
period 2014-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2014-10-28
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 23, 2014, there were 18,244,337 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$159,537	$181,646
Accounts receivable, net	94,130	71,666
Other receivables	9,762	6,906
Prepaid expenses	15,153	14,786
Other current assets	1,757	1,937
Income taxes recoverable	7,098	5,772
Deferred income taxes	6,949	8,061

Total current assets	294,386	290,774
Non-current assets:
Property and equipment, net	30,070	34,961
Restricted cash	7,998	7,878
Assets designated for retirement and pension plans	20,850	22,685
Investments	14,276	13,848
Other non-current assets	6,649	5,693
Goodwill	122,657	123,274
Other intangible assets, net	22,432	26,637
Deferred income taxes	22,258	27,474

Total non-current assets	247,190	262,450

Total assets	$541,576	$553,224

Current liabilities:
Current portion of debt	$6,000	$6,000
Accounts payable	5,532	7,791
Accrued salaries and employee benefits	104,803	109,943
Deferred revenue, net	31,848	27,714
Other current liabilities	24,797	18,938
Income taxes payable	4,655	5,401

Total current liabilities	177,635	175,787
Non-current liabilities:
Non-current debt, less current maturities	25,000	29,500
Retirement and pension plans	37,044	38,735
Other non-current liabilities	53,341	61,329

Total non-current liabilities	115,385	129,564

Total liabilities	293,020	305,351
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,240,995 and 18,134,129 shares outstanding at September 30, 2014 and December 31, 2013, respectively	196	196
Treasury stock at cost, 1,344,782 and 1,451,648 shares at September 30, 2014 and December 31, 2013, respectively	(44,261)	(47,811)
Additional paid in capital	231,382	232,008
Retained earnings	47,169	48,511
Accumulated other comprehensive income	14,070	14,969

Total stockholders’ equity	248,556	247,873

Total liabilities and stockholders’ equity	$541,576	$553,224

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	$125,829	$118,981	$373,030	$343,992
Reimbursements	4,432	4,523	13,721	14,148

Total revenue	130,261	123,504	386,751	358,140
Operating expenses:
Salaries and employee benefits	84,046	81,671	252,089	236,216
General and administrative expenses	32,226	28,957	98,092	93,292
Reimbursed expenses	4,432	4,523	13,721	14,148

Total operating expenses	120,704	115,151	363,902	343,656

Operating income	9,557	8,353	22,849	14,484
Non-operating expense:
Interest, net	(152)	(91)	(232)	(120)
Other, net	(488)	(709)	(444)	(1,675)

Net non-operating expense	(640)	(800)	(676)	(1,795)

Income before income taxes	8,917	7,553	22,173	12,689
Provision for income taxes	5,925	3,429	16,138	7,844

Net income	2,992	4,124	6,035	4,845
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,315)	232	(1,067)	(1,769)
Net unrealized (loss) gain on available-for-sale investments	(349)	436	160	783
Unrealized (loss) gain on cash flow hedge	77	(74)	8	76

Other comprehensive (loss) income, net of tax	(2,587)	594	(899)	(910)

Comprehensive income	$405	$4,718	$5,136	$3,935

Basic weighted average common shares outstanding	18,233	18,104	18,200	18,064
Dilutive common shares	233	119	197	143

Diluted weighted average common shares outstanding	18,466	18,223	18,397	18,207

Basic net income per common share	$0.16	$0.23	$0.33	$0.27
Diluted net income per common share	$0.16	$0.23	$0.33	$0.27
Cash dividends paid per share	$0.13	$0.13	$0.39	$0.26

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in	Retained	Accumulated Other Compre- hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2013	19,586	$196	1,452	$(47,811)	$232,008	$48,511	$14,969	$247,873
Net income	—	—	—	—	—	6,035	—	6,035
Other comprehensive loss, net of tax	—	—	—	—	—	—	(899)	(899)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	2,885	—	—	2,885
Vesting of equity, net of tax witholdings	—	—	(84)	2,737	(3,141)	—	—	(404)
Re-issuance of treasury stock	—	—	(23)	813	(363)	—	—	450
Cash dividends declared ($0.39) per share)	—	—	—	—	—	(7,108)	—	(7,108)
Dividend equivalents on restricted stock units	—	—	—	—	—	(269)	—	(269)
Tax deficit related to stock-based compensation	—	—	—	—	(7)	—	—	(7)

Balance at September 30, 2014	19,586	$196	1,345	$(44,261)	$231,382	$47,169	$14,070	$248,556

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows—operating activities:
Net income	$6,035	$4,845
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,359	12,046
Deferred income taxes	5,633	(500)
Stock-based compensation expense	2,885	2,775
Accretion expense related to earnout payments	1,308	1,551
Cash paid for restructuring charges	(108)	(918)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and other receivables	(27,196)	(21,607)
Accounts payable	(2,177)	(2,381)
Accrued expenses	(1,774)	(12,073)
Deferred revenue	4,486	1,964
Income taxes payable, net	(2,220)	4,826
Retirement and pension plan assets and liabilities	100	574
Prepaid expenses	(557)	(3,207)
Other assets and liabilities, net	178	240

Net cash used in operating activities	(2,048)	(11,865)

Cash flows—investing activities:
Restricted cash	(103)	(50)
Capital expenditures	(2,609)	(1,920)
Purchases of available for sale investments	(896)	(661)
Proceeds from sales of available for sale investments	966	155

Net cash used in investing activities	(2,642)	(2,476)

Cash flows—financing activities:
Proceeds from debt issuance	—	40,000
Debt repayment	(4,500)	(3,000)
Cash dividends paid	(7,364)	(4,875)
Payment of employee tax withholdings on equity transactions	(406)	(647)
Acquisition earnout payments	(3,390)	(357)

Net cash (used in) provided by financing activities	(15,660)	31,121

Effect of exchange rates fluctuations on cash and cash equivalents	(1,759)	(1,595)

Net (decrease) increase in cash and cash equivalents	(22,109)	15,185
Cash and cash equivalents at beginning of period	181,646	117,605

Cash and cash equivalents at end of period	$159,537	$132,790

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

Recent Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the nine months ended September 30, 2014 is as follows:

Balance at December 31, 2013	$4,709
Provision charged to income	740
Write-offs	(612)
Currency	(124)

Balance at September 30, 2014	$4,713

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2014	December 31, 2013
Leasehold improvements	$43,552	$44,242
Office furniture, fixtures and equipment	18,554	24,301
Computer equipment and software	29,854	38,039

Property and equipment, gross	91,960	106,582
Accumulated depreciation	(61,890)	(71,621)

Property and equipment, net	$30,070	$34,961

Depreciation expense was $2.3 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $7.2 million and $7.7 million, respectively.

5.	Restricted Cash

The components of the Company’s restricted cash are as follows:

	September 30, 2014	December 31, 2013
Non-current restricted cash:
Retention escrow	$6,500	$6,501
Lease guarantees	1,399	1,377
Business licenses	99	—

Total non-current restricted cash	$7,998	$7,878

The retention escrow is associated with the Senn Delaney acquisition and will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition (See Note 8, Acquisitions). The Company has certain business licenses and lease agreements with terms that require the Company to restrict cash through the termination dates of the agreements, which extend through 2017 and 2018, respectively.

6.	Investments

The components of the Company’s investments are as follows:

	September 30, 2014	December 31, 2013
U.S. non-qualified deferred compensation plan	$13,592	$13,232
Warrants and equity securities	684	616

Total	$14,276	$13,848

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $10.1 million and $9.9 million as of September 30, 2014 and December 31, 2013, respectively.

7.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2014
U.S. non-qualified deferred compensation plan	$13,592	$—	$—	$13,592
Assets designated for retirement and pension plans	—	22,344	—	22,344
Derivatives designated as cash flow hedge	—	198	—	198
Warrants and equity securities	—	—	684	684
Acquisition earnout accruals	—	—	(11,897)	(11,897)

	$13,592	$22,542	$(11,213)	$24,921

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2013
U.S. non-qualified deferred compensation plan	$13,232	$—	$—	$13,232
Assets designated for retirement and pension plans	—	24,312	—	24,312
Derivatives designated as cash flow hedge	—	180	—	180
Warrants and equity securities	—	—	616	616
Acquisition earnout accruals	—	—	(14,053)	(14,053)

	$13,232	$24,492	$(13,437)	$24,287

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the nine months ended September 30, 2014.

	Warrants and Equity Securities	Acquisition Earnout Accruals	Total
Balance at December 31, 2013	$616	$(14,053)	$(13,437)
Realized / unrealized gains	68	—	68
Earnout accretion	—	(1,308)	(1,308)
Earnout payments	—	3,390	3,390
Foreign currency translation	—	74	74

Balance at September 30, 2014	$684	$(11,897)	$(11,213)

The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are: (i) accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models; and (ii) warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities.

8.	Acquisitions

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $1.0 million at September 30, 2014 and December 31, 2013, respectively) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars based on the achievement of certain revenue metrics over the period November 2013 through December 2018. As a result, the Company accrued 2.3 million Australian dollars (equivalent to $2.0 million at September 30, 2014 and December 31, 2013), representing the estimated fair value of future earnout payments as of the acquisition date.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $3.4 million was paid during the second quarter of 2014. The Company has accrued $9.9 million and $12.1 million at September 30, 2014 and December 31, 2013, respectively, for the remaining cash consideration. The Company has recognized $0.3 million and $0.5 million of accretion expense included in General and administrative expenses in the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $1.6 million of accretion expense in the nine months ended September 30, 2014 and 2013, respectively. The Company also holds $6.5 million in a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $0.3 million and $0.5 million of compensation expense included in Salaries and employee benefits in the three months ended September 30, 2014 and September 30, 2013, respectively, related to the retention awards. The Company recognized $1.5 million and $1.8 million of compensation expense included in Salaries and employee benefits in the nine months ended September 30, 2014 and 2013, respectively, related to the retention awards.

9.	Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2014 are as follows:

	Executive Search and Leadership Consulting- Americas	Executive Search and Leadership Consulting– Asia Pacific	Culture Shaping	Total
Balance at December 31, 2013	$82,640	$10,854	$29,780	$123,274
Exchange rate fluctuations	(221)	(351)	(45)	(617)

Balance at September 30, 2014	$82,419	$10,503	$29,735	$122,657

Other Intangible Assets, Net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2014	December 31, 2013
Executive Search and Leadership Consulting
Americas	$1,114	$1,340
Asia Pacific	449	591

Total Executive Search and Leadership Consulting	1,563	1,931
Culture Shaping	20,869	24,706

Total Other intangible assets, net	$22,432	$26,637

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		September 30, 2014			December 31, 2013
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.7	$23,454	$(14,254)	$9,200	$23,541	$(11,834)	$11,707
Trade name	15.0	9,397	(2,085)	7,312	9,430	(1,223)	8,207
Software	7.0	7,200	(1,800)	5,400	7,200	(1,029)	6,171
Non-compete	5.0	600	(80)	520	603	(51)	552

Total intangible assets	10.2	$40,651	$(18,219)	$22,432	$40,774	$(14,137)	$26,637

Intangible asset amortization expense for the three months ended September 30, 2014 and 2013 was $1.3 million and $1.5 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2014 and 2013 was $4.1 million and $4.3 million, respectively. The estimated intangible amortization expense is $5.5 million for fiscal year 2014, $4.7 million for fiscal year 2015, $4.5 million for fiscal year 2016, $3.6 million for fiscal year 2017, and $2.8 million for fiscal year 2018. These amounts are based on intangible assets recorded as of September 30, 2014, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

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

On February 28, 2013, the Company entered into an interest rate swap to hedge the variable interest rate exposure from the underlying term facility (See Note 12, Line of Credit and Term Loan). The interest rate swap was entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the short-term variable interest rate. This interest rate swap involves the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains or losses on the interest rate swap that are linked to the term loan being hedged are expected to perfectly offset the losses or gains on the underlying term loan from the short-term variable interest rate. The effective portion of changes in the fair value of a derivative that is designated and that qualifies as a cash flow hedge is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period when the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the quarter ended September 30, 2014, the Company’s interest rate swap entered into for purposes of managing fluctuations in cash flows resulting from the variable rate term loan was deemed effective and the Company expects it will be effective for the next twelve months. The notional amount of the interest rate swap was $31.0 million and $35.5 million as of September 30, 2014 and December 31, 2013, respectively.

The summary of information with respect to the interest rate swap is as follows:

	September 30, 2014		December 31, 2013
Interest Rate Swap Contract	Fair Value (1)	Gain(2)	Fair Value (1)	Gain(2)
Derivative designed as cash flow hedge	$198	$198	$180	$180

(1)	Included in the Condensed Consolidated Balance Sheets within Other current assets.
(2)	Included in Accumulated other comprehensive income, net is $75 and $65 thousand of tax as of September 30, 2014 and December 31, 2013, respectively.

The Company reclassified from Accumulated other comprehensive income into Interest, net $0.1 million during the three months ended September 30, 2014 and 2013 and $0.2 million during the nine months ended September 30, 2014 and 2013.

11.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	September 30, 2014	December 31, 2013
Accrued salaries and employee benefits	$29,564	$30,879
Premise related costs	15,318	16,562
Accrued earnout payments	7,759	11,628
Other	700	2,260

Total other non-current liabilities	$53,341	$61,329

12.	Line of Credit and Term Loan

On June 22, 2011, the Company and certain foreign subsidiary borrowers of the Company entered into a Credit Agreement (the “Agreement”) with its lenders. The Agreement provides the terms under which the lenders will make available to the Company a committed unsecured revolving credit facility in an aggregate amount of up to $75 million (the “Revolving Facility”). The Agreement includes an expansion feature that allows the Company to seek to increase the aggregate commitment under the Revolving Facility by up to $25 million provided that the Company is in compliance with certain conditions set forth in the Agreement. The Agreement also provides for the issuance of letters of credit. The Revolving Facility matures on June 22, 2016. Under the Agreement, the Company may borrow U.S. dollars, euros, British pounds sterling, Australian dollars or other major traded currencies as agreed by the lenders. Borrowings under the Agreement bear interest, at the Company’s election, at the existing Alternate Base Rate (as defined in the Agreement) or Adjusted LIBOR Rate (as defined in the Agreement) plus a spread as determined by the Company’s leverage ratio.

On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into a Restated Credit Agreement which amended the Agreement to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). There was no other material term change in the Agreement.

On January 31, 2013 the Company borrowed $40 million under the Term Facility. The Term Facility is being repaid over a five-year period pursuant to which the Company will make quarterly payments of $1.5 million through 2016 and quarterly payments of $2.0 million during 2017. The remaining outstanding balance of the Term Facility will be paid on January 31, 2018. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio. The Company entered into an interest rate swap to address the risk related to the fluctuation in Adjusted LIBOR (See Note 10, Derivative Financial Instruments). As of September 30, 2014 the Company’s interest rate, including the impact of the interest rate swap, was 2.54%.

As of September 30, 2014 and December 31, 2013 there was $31.0 million and $35.5 million, respectively, outstanding under the Term Facility. There were no borrowings made under the Revolving Facility during the nine months ended September 30, 2014 and for the year ended December 31, 2013. The Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed as of September 30, 2014 and for the year ended December 31, 2013, respectively.

13.	Stock-based Compensation

The Company’s 2012 Heidrick & Struggles GlobalShare Program (the “2012 Program”) provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan. These awards may be granted to directors, selected employees and independent contractors. On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of September 30, 2014, 772,665 awards have been issued under the 2012 Program and 1,573,375 shares remain available for future awards, which includes 346,040 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Salaries and employee benefits	$1,044	$302	$2,434	$2,475
General and administrative expenses	—	—	$451	$300
Income tax benefit related to stock-based compensation included in net income	$465	$118	$1,286	$1,087

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2014:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2013	270,455	$18.64
Granted	295,733	18.02
Vested and converted to common stock	(93,159)	19.65
Forfeited	(10,312)	17.45

Outstanding on September 30, 2014	462,717	18.07

As of September 30, 2014, there was $4.2 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.8 years.

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

Performance stock unit activity for the nine months ended September 30, 2014:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2013	61,321	$19.77
Granted	186,705	17.19
Vested and converted to common stock	(9,429)	27.18
Forfeited	(9,427)	27.18

Outstanding on September 30, 2014	229,170	17.06

As of September 30, 2014, there was $2.2 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.0 years.

14.	Income Taxes

The Company reported income before taxes of $8.9 million and $7.6 million and recorded an income tax provision of $5.9 million and $3.4 million for the three months ended September 30, 2014 and 2013, respectively. The increase in income tax provision from the third quarter of 2013 includes a discrete item for the establishment of a $2.3 million valuation allowance in the Asia Pacific segment as well as a change in the forecasted mix of income.

The Company reported income before taxes of $22.2 million and $12.7 million and recorded an income tax provision of $16.1 million and $7.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in the income tax provision from the prior year includes a discrete item for the establishment of valuation allowances of $4.8 million in the Asia Pacific segment. The Company’s effective income tax rate reflects an adjusted full-year expected annualized tax rate of approximately 75 percent.

15.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the nine months ended September, 2014 is summarized below:

	Cash Flow Hedge	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2013	$115	$2,921	$11,607	$326	$14,969
Other comprehensive income (loss) before reclassification, net of tax	(94)	448	(1,067)	—	(713)
Amount reclassified from AOCI (1)	102	(288)	—	—	(186)

Net current period other comprehensive income (loss)	8	160	(1,067)	—	(899)

Balance at September 30, 2014	$123	$3,081	$10,540	$326	$14,070

(1)	Cash Flow Hedge and Available-for-Sale Securities reclassifications from AOCI are included in Interest, net and Other, net, respectively, in the Condensed Consolidated Statement of Comprehensive Income.

16.	Segment Information

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

During 2014, consistent with the Company’s practice to periodically review its reporting structure and segments, the Company evaluated its allocation of corporate and support costs to each of its regions. In conjunction with that review, to better align the Company’s cost and reporting structure, additional costs were allocated to the regions reflecting management’s current view of the costs necessary to support the regional operations. The prior period results have been recast to reflect these changes and present comparative year-over-year results.

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Executive Search and Leadership Consulting
Americas	$64,982	$65,522	$193,034	$192,906
Europe	27,207	23,366	84,632	65,042
Asia Pacific	23,305	23,528	69,162	68,464

Total Executive Search and Leadership Consulting	115,494	112,416	346,828	326,412
Culture Shaping	10,335	6,565	26,202	17,580

Revenue before reimbursements (net revenue)	125,829	118,981	373,030	343,992
Reimbursements	4,432	4,523	13,721	14,148

Total	$130,261	$123,504	$386,751	$358,140

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$14,257	$17,604	$43,266	$47,028
Europe	1,946	342	4,373	(4,740)
Asia Pacific	2,228	1,737	4,790	4,797

Total Executive Search and Leadership Consulting	18,431	19,683	52,429	47,085
Culture Shaping	2,866	(708)	3,643	(3,691)

Total segments	21,297	18,975	56,072	43,394
Global Operations Support	(11,740)	(10,622)	(33,223)	(28,910)

Total	$9,557	$8,353	$22,849	$14,484

17.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its international subsidiaries. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding bank guarantees is approximately $2.2 million as of September 30, 2014. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.3 million at September 30, 2014). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

19.	Subsequent Event

On October 1, 2014, the Company amended the terms of its current lease agreement to extend the term of the lease in Chicago, Illinois from October 1, 2015 through September 30, 2026. The impact of new lease on the Company’s Condensed Consolidated Financial Statements is not material.

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

Executive Overview

Our Business

We are a leadership advisory firm providing executive search, leadership consulting and culture shaping services. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide culture shaping services and leadership consulting expertise including executive assessment, leadership development, board and top team effectiveness, and succession planning.

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

Our Compensation Model

At the Executive Search consultant level there are fixed and variable components of compensation. Individuals are rewarded for their performance based on a system that directly ties a portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward may be based upon individual performance against a series of non-financial measures. Credit towards the variable portion of an executive search consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all Executive Search consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each Executive Search consultant is based on a tiered payout model. Overall Company performance determines the amount available for total variable compensation. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense. The mix of individual consultants who generate the revenue can significantly affect the total amount of compensation expense recorded, which directly impacts operating margin. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on Company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

Fourth Quarter 2014 Outlook

We are currently forecasting 2014 fourth quarter net revenue of between $112 million and $123 million. Our 2014 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new Executive Search confirmations and Leadership Consulting and Culture Shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and no change in future currency rates.

Our 2014 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A – Risk Factors in our 2013 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.5	3.8	3.7	4.1

Total revenue	103.5	103.8	103.7	104.1
Operating expenses:
Salaries and employee benefits	66.8	68.6	67.6	68.7
General and administrative expenses	25.6	24.3	26.3	27.1
Reimbursed expenses	3.5	3.8	3.7	4.1

Total operating expenses	95.9	96.8	97.6	99.9

Operating income	7.6	7.0	6.1	4.2

Non-operating expense
Interest, net	(0.1)	(0.1)	(0.1)	—
Other, net	(0.4)	(0.6)	(0.1)	(0.5)

Net non-operating expense	(0.5)	(0.7)	(0.2)	(0.5)
Income before income taxes	7.1	6.3	5.9	3.7
Provision for income taxes	4.7	2.9	4.3	2.3

Net income	2.4%	3.5%	1.6%	1.4%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 16, Segment Information).

During 2014, consistent with our practice to periodically review our reporting structure and segments, we evaluated our allocation of corporate and support costs to each of our regions. In conjunction with that review, to better align our cost and reporting structure, additional costs were allocated to the regions reflecting our current view of the costs necessary to support the regional operations. The prior period results have been recast to reflect these changes and present comparative year-over-year results.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Executive Search and Leadership Consulting
Americas	$64,982	$65,522	$193,034	$192,906
Europe	27,207	23,366	84,632	65,042
Asia Pacific	23,305	23,528	69,162	68,464

Total Executive Search and Leadership Consulting	115,494	112,416	346,828	326,412
Culture Shaping	10,335	6,565	26,202	17,580

Revenue before reimbursements (net revenue)	125,829	118,981	373,030	343,992
Reimbursements	4,432	4,523	13,721	14,148

Total	$130,261	$123,504	$386,751	$358,140

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$14,257	$17,604	$43,266	$47,028
Europe	1,946	342	4,373	(4,740)
Asia Pacific	2,228	1,737	4,790	4,797

Total Executive Search and Leadership Consulting	18,431	19,683	52,429	47,085
Culture Shaping	2,866	(708)	3,643	(3,691)

Total segments	21,297	18,975	56,072	43,394
Global Operations Support	(11,740)	(10,622)	(33,223)	(28,910)

Total	$9,557	$8,353	$22,849	$14,484

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Total revenue. Consolidated total revenue increased $6.8 million, or 5.5%, to $130.3 million in 2014 from $123.5 million in 2013. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $6.8 million, or 5.8%, to $125.8 million for the three months ended September 30, 2014 from $119.0 million for the three months ended September 30, 2013. The positive impact of exchange rate fluctuations resulted in one percentage point of the increase. Executive Search and Leadership Consulting net revenue was $115.5 million, an increase of $3.1 million compared to the three months ended September 30, 2013. Increases in the Financial Services, Global Technology & Services, and Industrial search practices were the primary drivers of the increase in consolidated net revenue; however, these increases were partially offset by declines in net revenue from the Consumer Markets and Healthcare & Life Sciences practices. Culture Shaping net revenue was $10.3 million for the three months ended September 30, 2014 an increase of $3.8 million compared to the three months ended September 30, 2013. The impact of exchange rate fluctuations in the Culture Shaping segment resulted in approximately one percentage point of the increase in the third quarter of 2014. The number of Executive Search and Leadership Consulting consultants was 311 as of September 30, 2014 compared to 308 as of September 30, 2013. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million in the third quarter of 2014 compared to $1.4 million in the third quarter of 2013. Specific to Executive Search, our primary business, the number of confirmed searches increased 8% compared to the third quarter of 2013 and the average revenue per executive search was $122,200 in the third quarter of 2014 compared to $124,500 in the third quarter of 2013.

For Executive Search and Leadership Consulting, net revenue in the Americas segment was $65.0 million for the three months ended September 30, 2014, a decrease of $0.5 million, or less than one percentage point, from $65.5 million in the third quarter of 2013. Net revenue in the Europe segment was $27.2 million for the three months ended September 30, 2014, an increase of $3.8 million, or 16.4%, from $23.4 million in the third quarter of 2013. The impact of exchange rate fluctuations in the Europe segment resulted in approximately five percentage points of the increase in the third quarter of 2014. Net revenue in the Asia Pacific segment was $23.3 million for the three months ended September 30, 2014, a decrease of $0.2 million, or 1.0%, from $23.5 million in the third quarter of 2013. The decrease in net revenue in the Asia Pacific segment in the third quarter of 2014 includes a one percentage point benefit for exchange rate fluctuations.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $2.4 million, or 2.9%, to $84.0 million for the three months ended September 30, 2014 from $81.7 million for the three months ended September 30, 2013. This increase is due to higher performance related compensation of $3.1 million resulting from an increase in net revenue. The increase in variable compensation expense was partially offset by a decrease in fixed compensation of $0.7 million. The decrease in fixed compensation is primarily due to $3.3 million of lower severance expense related to an executive departure in the prior year, partially offset by higher base salaries and employee benefits costs. In the 2014 third quarter we had on average 1,463 employees, compared to an average of 1,465 employees in the 2013 third quarter.

Exchange rate fluctuations increased salaries and employee benefits expense by $0.8 million or approximately one percent.

As a percentage of net revenue, salaries and employee benefits expense was 66.8% in the third quarter of 2014, compared to 68.6% in the third quarter of 2013.

General and administrative expenses. Consolidated general and administrative expenses increased $3.3 million, or 11.3%, to $32.2 million for the three months ended September 30, 2014 from $29.0 million for the three months ended September 30, 2013. The increase is primarily due to $1.8 million for a global partner meeting held during the quarter, $0.5 million for professional fees and $0.5 million for hiring and staffing fees.

Exchange rate fluctuations increased general and administrative expense by $0.2 million or less than one percentage point.

As a percentage of net revenue, general and administrative expenses were 25.6% in the third quarter of 2014 compared to 24.3% in the third quarter of 2013.

Operating income. Consolidated operating income was $9.6 million for the three months ended September 30, 2014 compared to $8.4 million for the three months ended September 30, 2013.

Net non-operating expense. Net non-operating expense was $0.6 million for the three months ended September 30, 2014 compared to non-operating expense of $0.8 million for the three months ended September 30, 2013.

Net interest expense was $0.1 million in the third quarter of 2014 and 2013. Interest income of $0.1 million for the three months ended September 30, 2014, was offset by $0.2 million of interest expense associated with the Term Loan. For the three months ended September 30, 2013, interest income was $0.2 million, offset by $0.3 million of interest expense associated with the Term Loan.

Net other non-operating expense was $0.5 million for the three months ended September 30, 2014, compared to net other non-operating expense of $0.7 million for the three months ended September 30, 2013. Net other non-operating expense consists of exchange gains and losses from balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. See Note 14, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported operating income of $14.3 million for the three months ended September 30, 2014, a decrease of $3.3 million compared to $17.6 million for the three months ended September 30, 2013. The decrease in operating income was due to increases in salaries and employee benefits of $2.1 million and general and administrative expenses of $0.8 million and a decrease in net revenue of $0.5 million. The increase in salaries and employee benefits expense was due to a $1.3 million increase in performance-related compensation and a $0.8 million increase in fixed compensation. Performance-related compensation increased due primarily to higher global net revenue. Fixed compensation increased primarily due to severance costs. The increase in general and administrative expense was primarily due to hiring and staffing fees.

The decrease in net revenue was due to decreases in the Consumer Markets, Healthcare & Life Sciences, and Industrial practice groups, partially offset by increases in the Global Technology & Services and Financial Services practice groups. The number of consultants was 139 and 137 as of September 30, 2014 and 2013, respectively.

Europe

The Europe segment reported operating income of $1.9 million for the three months ended September 30, 2014, an improvement of $1.6 million compared to $0.3 million for the three months ended September 30, 2013. The increase in operating income was primarily due to an increase in net revenue of $3.8 million, partially offset by increases in salaries and employee benefits expense of $1.6 million and in general and administrative expense of $0.6 million. The increase in net revenue was due to increases in the Financial Services and Industrial practice groups, partially offset by decreases in the Global Technology & Services and Education, Nonprofit & Social Enterprise practice groups. The number of consultants was 91 and 87 as of September 30, 2014 and 2013, respectively.

The increase in salaries and employee benefits expense was due to a $1.2 million increase in performance-related compensation associated with the increase in net revenue and a $0.4 million increase in fixed compensation. Exchange rate fluctuations negatively impacted base salaries expense. The increase in general and administrative expense is primarily due to higher travel and entertainment and professional services.

Asia Pacific

The Asia Pacific segment reported operating income of $2.2 million for the three months ended September 30, 2014, an improvement of $0.5 million compared to $1.7 million for the three months ended September 30, 2013. Decreases in salaries and employee benefits of $0.6 million and general and administrative expenses of $0.1 million were partially offset by a decrease in net revenue of $0.2 million. The decrease in salaries and employee benefits reflects lower performance-related compensation of $0.8 million, partially offset by an increase in fixed compensation of $0.2 million.

The decrease in net revenue was due to decreases in the Consumer Markets, Global Technology & Services, and Healthcare & Life Sciences practice groups, partially offset by increases in the Education, Nonprofit & Social Enterprise and Financial Services practice groups. The number of consultants was 81 and 84 as of September 30, 2014 and 2013, respectively.

Culture Shaping

The Culture Shaping segment reported operating income of $2.9 million for the three months ended September 30, 2014, an improvement of $3.6 million compared to an operating loss of $0.7 million for the three months ended September 30, 2013. The improvement was due to an increase in net revenue of $3.8 million and a decrease in general and administrative expenses of $0.4 million, partially offset by an increase in salaries and benefits of $0.6 million.

Net revenue increased due to the stage of the project execution for several large clients. Net revenue in the prior year excluded $0.3 million of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting. The decrease in general and administrative costs was due to lower amortization and accretion expense. The increase in salary and benefit expenses was due to higher consultant costs for additional staffing related to increased projects.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2014 increased $1.1 million, to $11.7 million from $10.6 million for the three months ended September 30, 2013. General and administrative expense increased $2.4 million and salaries and employee benefits expense decreased $1.3 million.

The increase in general and administrative expense was primarily due to $1.8 million for a global partners meeting. The decrease in salaries and employee benefits expense reflects a decrease in fixed compensation of $2.3 million due to an executive severance of $3.3 million in the prior year, partially offset by an increase in support staff headcount and stock-based compensation and an increase in performance-related compensation of $1.0 million related to higher net revenue and an increase of participants in the bonus plan.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Total revenue. Consolidated total revenue increased $28.7 million, or 8.0%, to $386.8 million in 2014 from $358.1 million in 2013. The increase in total revenue was due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $29.0 million, or 8.4%, to $373.0 million for the nine months ended September 30, 2014 from $344.0 million for the nine months ended September 30, 2013. The negative impact of exchange rate fluctuations resulted in less than one percentage point of the increase. Executive Search and

Leadership Consulting net revenue was $346.8 million for the nine months ended September 30, 2014, an increase of $20.4 million compared to the nine months ended September 30, 2013. Increases in the Global Technology & Services, Financial Services, and Consumer Markets search practices were the primary drivers of the increase in consolidated net revenue; however, these increases were partially offset by declines in net revenue from the Healthcare & Life Sciences and Industrial practices. Culture Shaping net revenue was $26.2 million for the nine months ended September 30, 2014, an increase of $8.6 million compared to the nine months ended September 30, 2013. The number of Executive Search and Leadership Consulting consultants was 311 as of September 30, 2014 compared to 308 as of September 30, 2013. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million in the first nine months of 2014 compared to $1.4 million in the first nine months of 2013. Specific to Executive Search, our primary business, the number of confirmed searches increased 7% compared to the first nine months of 2013, and average revenue per executive search was $113,400 in the first nine months ended September 30, 2014 compared to $111,700 for the nine months ended September 30, 2013.

For Executive Search and Leadership Consulting, net revenue in the Americas segment was $193.0 million for the nine months ended September 30, 2014, essentially flat with the prior year. Net revenue in the Europe segment was $84.6 million for the nine months ended September 30, 2014, an increase of $19.6 million, or 30.2%, from $65.0 million for the nine months ended September 30, 2013. Exchange rate fluctuations contributed seven percentage points of the Europe segment net revenue increase for the first nine months of 2014. Net revenue in the Asia Pacific segment was $69.2 million for the nine months ended September 30, 2014, an increase of $0.7 million, or 1.0%, from $68.5 million for the nine months ended September 30, 2013. The increase in net revenue in the Asia Pacific segment for the nine months ended September 30, 2014 includes a two percentage point detriment for exchange rate fluctuations.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $15.9 million, or 6.7%, to $252.1 million for the nine months ended September 30, 2014 from $236.2 million for the nine months ended September 30, 2013. The increase reflects higher performance related compensation of $19.8 million resulting from an increase in net revenue, partially offset by a decrease in fixed compensation of $3.9 million due to lower severance expense primarily from an executive departure in the prior year. In the first nine months ended September 30, 2014 we had on average 1,457 employees, compared to an average of 1,489 employees as of September 30, 2013. The decrease in headcount is due to the timing of new hires.

Exchange rate fluctuations increased salaries and employee benefits expense by $1.1 million or less than one percentage point.

As a percentage of net revenue, salaries and employee benefits expense was 67.6% in the first nine months of 2014, compared to 68.7% in the first nine months of 2013.

General and administrative expenses. Consolidated general and administrative expenses increased $4.8 million, or 5.1%, to $98.1 million for the nine months ended September 30, 2014 from $93.3 million for the nine months ended September 30, 2013. The increase was primarily due to $1.8 million for a global partner meeting, $1.5 million for hiring and staffing fees, $1.5 million for new information technology system contracts, and $1.0 million for a state franchise tax matter. The increase was partially offset by a $0.6 million reduction in legal, strategy, and other professional consulting fees.

Exchange rate fluctuations increased general and administrative expense by $0.2 million or less than one percentage point.

As a percentage of net revenue, general and administrative expenses were 26.3% in the first nine months of 2014, compared to 27.1% in the first nine months of 2013.

Operating income. Our consolidated operating income was $22.8 million for the nine months ended September 30, 2014 and $14.5 million for the nine months ended September 30, 2013.

Net non-operating expense. Net non-operating expense was $0.7 million for the nine months ended September 30, 2014 compared to $1.8 million for the nine months ended September 30, 2013.

Net interest expense was $0.2 million and $0.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Interest income was $0.4 million for the nine months ended September 30, 2014 offset by $0.6 million of interest expense associated with the Term Loan. For the nine months ended September 30, 2013, interest income was $0.5 million, offset by $0.6 million of interest expense associated with the Term Loan.

Net other non-operating expense was $0.4 million for the nine months ended September 30, 2014, compared to $1.7 million for the nine months ended September 30, 2013. Net other non-operating expense consists of exchange gains and losses from balances which are denominated in currencies other than the functional currency and are not considered permanent in nature.

Income taxes. See Note 14, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported operating income of $43.3 million for the nine months ended September 30, 2014, a decrease of $3.7 million compared to $47.0 million for the nine months ended September 30, 2013. The decrease in operating income was due to an increase in salaries and employee benefits of $4.4 million, which was partially offset by a decrease in general and administrative expense of $0.6 million and an increase in net revenue of $0.1 million.

The increase in salaries and employee benefits expense was due to an $8.5 million increase in performance-related compensation due primarily to higher global net revenue, partially offset by a $4.1 million decrease in fixed compensation related to lower headcount. The decrease in general and administrative costs was primarily due to the regional partner meeting in the prior year, partially offset by increased hiring and staffing fees. The number of consultants was 139 and 137 as of September 30, 2014 and 2013, respectively.

Europe

The Europe segment reported operating income of $4.4 million for the nine months ended September 30, 2014, an increase of $9.1 million compared to a $4.7 million operating loss for the nine months ended September 30, 2013. The increase in operating income was due to an increase in net revenue of $19.6 million, partially offset by increases in salaries and employee benefits expense of $8.3 million and general and administrative expense of $2.2 million. The increase in net revenue was across all industry practices, except the Education, Nonprofit & Social Enterprise practice. The number of consultants was 91 and 87 as of September 30, 2014 and 2013, respectively.

The increase in salaries and employee benefits expense was due to a $7.7 million increase in performance-related compensation associated with the increase in net revenue and a $0.6 million increase in fixed compensation. The increase in fixed costs was due to impacts of exchange rate fluctuations and higher costs related to sign-on bonuses which were offset by $1.1 million of lower severance costs. The increase in general and administrative expense of $2.2 million was due to $0.5 million of hiring and staffing fees, a $0.5 million bad debt charge, $0.4 million related to a value added tax charge and professional services.

Asia Pacific

The Asia Pacific segment reported operating income of $4.8 million for the nine months ended September 30, 2014. The increase in net revenue of $0.7 million was fully offset by an increase in general and administrative expenses. The increase in net revenue was due to increases in the Global Technology & Services, Financial Services, and Healthcare & Life Sciences search practices, partially offset by declines in net revenue from the Industrial practice. The number of consultants was 81 and 84 as of September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to increased internal travel and entertainment costs and professional services.

Culture Shaping

The Culture Shaping segment reported operating income of $3.6 million for the nine months ended September 30, 2014, an improvement of $7.3 million compared to an operating loss of $3.7 million for the nine months ended September 30, 2013. The improvement was due to an increase in net revenue of $8.6 million and a decrease in general and administrative expense of $0.5 million, partially offset by an increase in salary and employee benefits of $1.8 million.

Net revenue increased due to the stage of the project execution for several large clients. Net revenue excluded $0.3 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively, of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting. The decrease in general and administrative expenses is due to lower amortization and accretion expense. The increase in salary and benefit expenses is due to higher consultant costs for additional staffing related to increased projects and other compensation costs.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2014 increased $4.3 million or 14.9% to $33.2 million from $28.9 million for the nine months ended September 30, 2013. General and administrative expense increased $2.9 million and salaries and employee benefits expense increased $1.4 million.

The increase in general and administrative expense was primarily due to $1.8 million related to a global partners meeting, a state franchise tax matter of $1.0 million and higher IT systems contracts, partially offset by lower professional legal fees. The increase in salaries and employee benefits expense was due to a $2.1 million increase in performance-related compensation associated with higher net revenue and more participants in the bonus plan and a $0.7 million decrease in fixed compensation. The decrease in fixed compensation is due to $3.3 million for an executive severance in the prior year, partially offset by an increase in support staff headcount and stock-based compensation.

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

Lines of credit and Term Loan. On January 31, 2013, the Company and certain foreign subsidiary borrowers of the Company entered into an Amendment and Restatement Agreement (“Restated Credit Agreement”), pursuant to which the Company, the Lenders and the Administrative Agent amended and restated the Credit Agreement (“Agreement”) dated as of June 22, 2011 (See Note 12, Line of Credit and Term Loan in the Notes to Condensed Consolidated Financial Statements). Pursuant to the Restated Credit Agreement, the Agreement was amended to add a committed term loan facility in an aggregate amount of up to $40 million (the “Term Facility”). On January 31, 2013, the Company borrowed $40 million under the Term Facility and $31.0 million was outstanding as of September 30, 2014. The Term Facility is being amortized over a five-year period pursuant to which the Company will make quarterly payments of $1.5 million through 2016 and quarterly payments of $2.0 million during 2017. The remaining outstanding balance of the Term Facility will be paid on January 31, 2018. The other material terms of the Agreement were not amended by the Restated Credit Agreement.

There were no other borrowings made under these agreements for the nine months ended September 30, 2014 and 2013, respectively. We were in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed as of September 30, 2014 and 2013, respectively.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2014, December 31, 2013 and September 30, 2013 were $159.5 million, $181.6 million and $132.8 million, respectively. The $159.5 million of cash and cash equivalents at September 30, 2014, includes $48.2 million held by our foreign subsidiaries. A portion of the $48.2 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the nine months ended September 30, 2014, cash used in operating activities was $2.0 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $86 million with the 2014 variable compensation accruals of $81 million partially offsetting these payments and an increase in accounts and other receivables of $27.2 million, offset by the higher net income.

Cash used in operating activities for the nine months ended September 30, 2013, was $11.9 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $87 million with the 2013 bonus accruals partially offsetting these payments and a $21.6 million increase in accounts and other receivables, partially offset by $15.0 million of non-cash expenses.

Cash flows used in investing activities. Cash used in investing activities was $2.6 million for the nine months ended September 30, 2014 primarily due to capital expenditures of $2.6 million.

Cash used in investing activities was $2.5 million for the nine months ended September 30, 2013 primarily due to capital expenditures of $1.9 million and purchases of available for sale investments of $0.7 million.

Cash flows (used in) provided by financing activities. Cash used in financing activities for the nine months ended September 30, 2014 was $15.7 million primarily due to $7.4 million of quarterly cash dividends to shareholders, $3.4 million earnout payment related to the Senn Delaney acquisition, $4.5 million debt repayment, and $0.4 million of payments for employee tax withholdings on equity transactions.

Cash provided by financing activities for the nine months ended September 30, 2013 was $31.1 million primarily due to $40.0 million of proceeds from the issuance of debt, partially offset by $4.9 million of quarterly cash dividends to shareholders, $3.0 million debt repayment, $0.6 million of payments for employee tax withholdings on equity transactions, and $0.4 million earnout payment related to the Bell McCaw Bampflyde acquisition.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, allowance for doubtful accounts, interim effective tax rate, allowances for deferred taxes, assessment of goodwill and other intangible assets for impairment, compensation accruals, stock-based compensation and contingent liabilities. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 13, 2014.

Recent Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2014 by $0.8 million. For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

Interest Rate Risk. We are exposed to interest rate risk related to our debt. We mitigate this risk through the use of an interest rate swap; see Note 10, Derivative Financial Instruments and Note 12, Line of Credit and Term Loan, in the Notes to Condensed Consolidated Financial Statements, for more information on our debt and interest rate swaps. A 10% change in interest rates would not have a material impact on the fair value of the outstanding interest rate swap agreement for the nine months ended September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

Date: October 28, 2014

Heidrick & Struggles International, Inc. (Registrant)

By: /s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer and Controller