Form 10-Q
period 2015-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2015-04-29
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

233 South Wacker Drive-Suite 4900

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 24, 2015, there were 18,319,620 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$107,625	$211,352
Restricted cash	6,500	6,501
Accounts receivable, net	83,004	68,353
Other receivables	11,578	10,613
Prepaid expenses	15,085	14,536
Other current assets	1,292	1,592
Income taxes recoverable	5,645	5,288
Deferred income taxes	12,454	12,094

Total current assets	243,183	330,329
Non-current assets:
Property and equipment, net	34,348	30,417
Restricted cash	1,305	1,411
Assets designated for retirement and pension plans	17,235	19,426
Investments	15,281	13,989
Other non-current assets	7,706	6,601
Goodwill	121,316	122,176
Other intangible assets, net	19,632	20,939
Deferred income taxes	22,077	23,413

Total non-current assets	238,900	238,372

Total assets	$482,083	$568,701

Current liabilities:
Current portion of debt	$6,000	$6,000
Accounts payable	7,702	5,493
Accrued salaries and employee benefits	60,931	130,434
Deferred revenue, net	30,164	30,452
Other current liabilities	32,979	26,835
Income taxes payable	2,535	6,684

Total current liabilities	140,311	205,898
Non-current liabilities:
Non-current debt, less current maturities	22,000	23,500
Retirement and pension plans	38,294	39,892
Other non-current liabilities	36,130	54,747

Total non-current liabilities	96,424	118,139

Total liabilities	236,735	324,037
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,315,222 and 18,239,939 shares outstanding at March 31, 2015 and December 31, 2014, respectively	196	196
Treasury stock at cost, 1,270,555 and 1,345,838 shares at March 31, 2015 and December 31, 2014, respectively	(41,736)	(44,261)
Additional paid in capital	230,001	232,075
Retained earnings	46,346	45,431
Accumulated other comprehensive income	10,541	11,223

Total stockholders’ equity	245,348	244,664

Total liabilities and stockholders’ equity	$482,083	$568,701

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Revenue before reimbursements (net revenue)	$115,153	$111,121
Reimbursements	3,326	4,411

Total revenue	118,479	115,532
Operating expenses:
Salaries and employee benefits	78,473	75,915
General and administrative expenses	30,008	34,426
Reimbursed expenses	3,326	4,411

Total operating expenses	111,807	114,752

Operating income	6,672	780
Non-operating expense:
Interest, net	(71)	30
Other, net	(75)	(298)

Net non-operating expense	(146)	(268)

Income before income taxes	6,526	512
Provision for income taxes	3,100	1,256

Net income (loss)	3,426	(744)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(843)	1,033
Net unrealized gains on available-for-sale investments	237	68
Unrealized loss on cash flow hedge	(76)	(4)

Other comprehensive (loss) income, net of tax	(682)	1,097

Comprehensive income	$2,744	$353

Basic weighted average common shares outstanding	18,249	18,152
Dilutive common shares	315	—

Diluted weighted average common shares outstanding	18,564	18,152

Basic net income (loss) per common share	$0.19	$(0.04)
Diluted net income (loss) per common share	$0.18	$(0.04)
Cash dividends paid per share	$0.13	$0.13

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	19,586	$196	1,346	$(44,261)	$232,075	$45,431	$11,223	$244,664
Net income	—	—	—	—	—	3,426	—	3,426
Other comprehensive loss, net of tax	—	—	—	—	—	—	(682)	(682)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	1,033	—	—	1,033
Vesting of equity, net of tax withholdings	—	—	(75)	2,525	(3,345)	—	—	(820)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,382)	—	(2,382)
Dividend equivalents on restricted stock units	—	—	—	—	—	(129)	—	(129)
Tax deficit related to stock-based compensation	—	—	—	—	238	—	—	238

Balance at March 31, 2015	19,586	$196	1,271	$(41,736)	$230,001	$46,346	$10,541	$245,348

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows—operating activities:
Net income (loss)	$3,426	$(744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,732	3,850
Deferred income taxes	296	399
Stock-based compensation expense	1,033	336
Accretion expense related to earnout payments	298	423
Cash paid for restructuring charges	(33)	(36)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and other receivables	(17,581)	(13,258)
Accounts payable	2,315	214
Accrued expenses	(76,923)	(54,297)
Deferred revenue	228	(4,997)
Income taxes payable, net	(4,612)	(4,569)
Retirement and pension plan assets and liabilities	1,308	426
Prepaid expenses	(794)	(1,621)
Other assets and liabilities, net	(464)	(1,034)

Net cash used in operating activities	(87,771)	(74,908)

Cash flows—investing activities:
Restricted cash	—	137
Capital expenditures	(6,282)	(1,127)
Purchases of available for sale investments	(1,154)	(754)
Proceeds from sales of available for sale investments	119	467

Net cash used in investing activities	(7,317)	(1,277)

Cash flows—financing activities:
Debt repayment	(1,500)	(1,500)
Cash dividends paid	(2,511)	(2,472)
Payment of employee tax withholdings on equity transactions	(820)	(382)
Acquisition earnout payments	(723)	—

Net cash used in financing activities	(5,554)	(4,354)

Effect of exchange rates fluctuations on cash and cash equivalents	(3,085)	298

Net decrease in cash and cash equivalents	(103,727)	(80,241)
Cash and cash equivalents at beginning of period	211,352	181,646

Cash and cash equivalents at end of period	$107,625	$101,405

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except share and per share figures)

(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate, assessment of goodwill and other intangible assets for impairment, allowance for doubtful accounts, and stock-based compensation. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 11, 2015.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

3.    Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the three months ended March 31, 2015 is as follows:

Balance at December 31, 2014	$3,942
Provision charged to income	447
Write-offs	(365)
Currency	(136)

Balance at March 31, 2015	$3,888

4.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2015	December 31, 2014
Leasehold improvements	$42,819	$43,930
Office furniture, fixtures and equipment	17,402	18,693
Computer equipment and software	31,229	30,751

Property and equipment, gross	91,450	93,374
Accumulated depreciation	(57,102)	(62,957)

Property and equipment, net	$34,348	$30,417

Depreciation expense for the three months ended March 31, 2015 and 2014 was $2.5 million and $2.5 million, respectively.

5.    Restricted Cash

The components of the Company’s restricted cash are as follows:

	March 31, 2015	December 31, 2014
Current restricted cash
Retention escrow	$6,500	$6,501

Total current restricted cash	$6,500	$6,501

Non-current restricted cash
Lease guarantees	$1,209	$1,316
Business licenses	96	95

Total non-current restricted cash	$1,305	$1,411

The retention escrow is associated with the Senn Delaney acquisition and will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition (See Note 8, Acquisitions). The Company has certain lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements, which extend through 2018.

6.    Investments

The components of the Company’s investments are as follows:

	March 31, 2015	December 31, 2014
U.S. non-qualified deferred compensation plan	$15,028	$13,709
Warrants and equity securities	253	280

Total	$15,281	$13,989

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $11.2 million and $10.1 million as of March 31, 2015 and December 31, 2014, respectively.

7.    Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2015
U.S. non-qualified deferred compensation plan	$15,028	$—	$—	$15,028
Assets designated for retirement and pension plans	—	18,527	—	18,527
Warrants and equity securities	—	—	253	253
Acquisition earnout accruals	—	—	(11,760)	(11,760)

	$15,028	$18,527	$(11,507)	$22,048

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2014
U.S. non-qualified deferred compensation plan	$13,709	$—	$—	$13,709
Assets designated for retirement and pension plans	—	20,880	—	20,880
Derivatives designated as cash flow hedge	—	125	—	125
Warrants and equity securities	—	—	280	280
Acquisition earnout accruals	—	—	(12,944)	(12,944)

	$13,709	$21,005	$(12,664)	$22,050

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the three months ended March 31, 2015.

	Warrants and Equity Securities	Acquisition Earnout Accruals	Total
Balance at December 31, 2014	$280	$(12,944)	$(12,664)
Realized / unrealized gains	(27)	—	(27)
Earnout accretion	—	(298)	(298)
Earnout payments	—	723	723
Foreign currency translation	—	130	130
Other	—	629	629

Balance at March 31, 2015	$253	$(11,760)	$(11,507)

The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are: (i) accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models; and (ii) warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

8.    Acquisitions

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $0.8 million at March 31, 2015 and $0.9 million at December 31, 2014) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars (equivalent to $2.1 million as of March 31, 2015) based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.7 million was paid during the first quarter of 2015. When estimating the fair value of future earnout payments, the Company had accrued 1.5 million Australian dollars and 2.4 million Australian dollars (equivalent to $1.2 million and $2.0 million, respectively) as of March 31, 2015 and December 31, 2014, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $3.4 million was paid during the second quarter of 2014. The Company had accrued $10.6 million and $10.9 million at March 31, 2015 and December 31, 2014, respectively, for the remaining cash consideration. The Company has recognized $0.3 million and $0.4 million of accretion expense included in General and administrative expenses in March 31, 2015 and March 31, 2014, respectively. The Company also holds $6.5 million in a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $0.5 million and $0.6 million of compensation expense included in Salaries and employee benefits in March 31, 2015 and March 31, 2014, respectively, related to the retention awards.

9.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2015 are as follows:

	Executive Search and Leadership Consulting- Americas	Executive Search and Leadership Consulting- Asia Pacific	Culture Shaping	Total
Balance at December 31, 2014	$82,270	$10,255	$29,651	$122,176
Exchange rate fluctuations	(329)	(431)	(100)	(860)

Balance at March 31, 2015	$81,941	$9,824	$29,551	$121,316

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2015	December 31, 2014
Executive Search and Leadership Consulting
Americas	$973	$1,044
Asia Pacific	321	383

Total Executive Search and Leadership Consulting	1,294	1,427
Culture Shaping	18,338	19,512

Total other intangible assets, net	$19,632	$20,939

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

		March 31, 2015			December 31, 2014
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.7	$23,133	$(15,527)	$7,606	$23,316	$(14,999)	$8,317
Trade name	15.0	9,259	(2,609)	6,650	9,334	(2,358)	6,976
Software	7.0	7,200	(2,314)	4,886	7,200	(2,057)	5,143
Non-compete	5.0	586	(96)	490	593	(90)	503

Total intangible assets	10.3	$40,178	$(20,546)	$19,632	$40,443	$(19,504)	$20,939

Intangible asset amortization expense for the three months ended March 31, 2015 and 2014 was $1.2 million and $1.4 million, respectively. The estimated intangible amortization expense is $4.6 million for fiscal year 2015, $4.4 million for fiscal year 2016, $3.5 million for fiscal year 2017, $2.8 million for fiscal year 2018, and $2.2 million for fiscal year 2019. These amounts are based on intangible assets recorded as of March 31, 2015, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10.    Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	March 31, 2015	December 31, 2014
Accrued salaries and employee benefits	$19,969	$31,605
Premise related costs	14,589	15,058
Accrued earnout payments	807	7,567
Other	765	517

Total other non-current liabilities	$36,130	$54,747

11.    Line of Credit and Term Loan

On January 31, 2013 the Company borrowed $40 million under a committed term loan facility (the “Term Facility”), and $28.0 million and $29.5 million was outstanding as of March 31, 2015 and December 31, 2014, respectively. The Term Facility is being repaid over a five-year period pursuant to which the Company will make fifteen quarterly payments of $1.5 million through 2016 and quarterly payments of $2.0 million during 2017. The remaining outstanding balance of the Term Facility will be paid January 31, 2018. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio. The Company entered into an interest rate swap to address the risk related to the fluctuation in Adjusted LIBOR. As of March 31, 2015 the Company’s interest rate, including the impact of the interest rate swap, was 2.29%.

The Company holds a committed unsecured revolving credit facility in an aggregate amount of up to $75 million that also includes an expansion feature that adds another $25 million provided the Company is in compliance with the conditions set forth in the agreement. The agreement also provides for the issuance of letters of credit and matures on June 22, 2016. There were no borrowings made under the unsecured revolving credit facility during the three months ended March 31, 2015 and for the year ended December 31, 2014. The Company was in compliance with the financial and other covenants and no event of default existed as of March 31, 2015 and for the year ended December 31, 2014, respectively.

12.    Stock-based Compensation

The Company’s 2012 Heidrick & Struggles GlobalShare Program (the “2012 Program”) provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan. On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of March 31, 2015 999,007 awards have been issued under the 2012 Program and 1,352,679 shares remain available for future awards, which includes 351,686 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2015	2014
Salaries and employee benefits	$1,033	$336
Income tax benefit related to stock-based compensation included in net income	416	145

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2014	462,717	$18.07
Granted	167,121	23.74
Vested and converted to common stock	(96,546)	17.92
Forfeited	(6,239)	20.87

Outstanding on March 31, 2015	527,053	19.86

As of March 31, 2015, there was $6.1 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.8 years.

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

In 2014, the Company granted market-based restricted stock units to the Chief Executive Officer. The market-based awards vest after a two-year service period and if the price of the Company’s common stock exceeds specified targets. The fair value of the market-based awards was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Compensation costs related to the market-based awards are recognized regardless of whether the market condition is satisfied, as long as the requisite service has been provided.

Performance stock unit activity for the three months ended March 31, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2014	229,170	$17.06
Granted	59,221	23.64
Vested and converted to common stock	(13,397)	20.62
Forfeited	(2,970)	20.62

Outstanding on March 31, 2015	272,024	18.28

As of March 31, 2015, there was $3.0 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

13.    Income Taxes

The Company reported income before taxes of $6.5 million and $0.5 million and income tax provision of $3.1 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase in tax provision from the first quarter of 2014 is due to an increase in income before taxes of $6.0 million, a decrease in losses that are not benefited for tax purposes of $0.4 million and a change in the forecasted mix of income.

14.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2015 is summarized below:

	Cash Flow Hedge	Available- for-Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2014	$78	$3,183	$10,372	$(2,410)	$11,223
Other comprehensive income (loss) before reclassification, net of tax	(104)	284	(843)	—	(663)
Amount reclassified from AOCI (1)	28	(47)	—	—	(19)

Net current period other comprehensive income (loss)	(76)	237	(843)	—	(682)

Balance at March 31, 2015	$2	$3,420	$9,529	$(2,410)	$10,541

(1)	Cash Flow Hedge and Available-for-Sale Securities reclassifications from AOCI are included in Interest, net and Other, net, respectively, in the Condensed Consolidated Statement of Comprehensive Income.

15.    Segment Information

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

In the third quarter of 2014, consistent with the Company’s practice to periodically review its reporting structure and segments, the Company evaluated its allocation of corporate and support costs to each of its regions. In conjunction with that review, to better align the Company’s cost and reporting structure, additional costs were allocated to the regions reflecting management’s current view of the costs necessary to support the regional operations. The prior period results have been recast to reflect these changes and present comparative year-over-year results.

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended March 31,
	2015	2014
Revenue:
Executive Search and Leadership Consulting
Americas	$64,475	$57,586
Europe	19,658	26,224
Asia Pacific	22,904	20,795

Total Executive Search and Leadership Consulting	107,037	104,605
Culture Shaping	8,116	6,516

Revenue before reimbursements (net revenue)	115,153	111,121
Reimbursements	3,326	4,411

Total	$118,479	$115,532

Operating income (loss):
Executive Search and Leadership Consulting
Americas	$13,902	$11,869
Europe	(497)	640
Asia Pacific	2,890	175

Total Executive Search and Leadership Consulting	16,295	12,684
Culture Shaping	821	(530)

Total segments	17,116	12,154
Global Operations Support	(10,444)	(11,374)

Total	$6,672	$780

16.    Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $1.9 million as of March 31, 2015. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

17.    Commitments and Contingencies

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.8 million at March 31, 2015). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes, our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global and local economies and our ability to execute successfully our strategies; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our reliance on information management systems; any impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leadership advisory firm providing executive search, culture shaping services and leadership consulting. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We provide our services to a broad range of clients through the expertise of over 300 consultants located in major cities around the world.

Executive Search. We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the recruitment of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per executive search, enhanced brand visibility, and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants who desire to serve top industry executives and their leadership needs.

Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, generally, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Culture Shaping. Our culture shaping business uses its proprietary technology to administer, analyze and interpret organizational cultures and drivers, as well as methods to develop clarity around leadership teams and desired organizational outcomes. Culture Shaping is currently less than 10% of our net revenue. Our culture shaping services generate revenue through a combination of professional service and license fees related to the engagement. Net revenue associated with culture shaping consulting is recognized proportionally as services are performed. Net revenue associated with licenses to use culture shaping proprietary materials is typically recognized over the term of the license.

Leadership Consulting. Our leadership consulting services include executive assessment and development, succession planning, and top team and board effectiveness. Leadership Consulting is currently less than 10% of our net revenue. Our leadership consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Net revenue from leadership consulting is recognized in accordance with the completion of the engagement deliverables.

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

Second Quarter 2015 Outlook

We are currently forecasting 2015 second quarter net revenue of between $127 million and $137 million. Our 2015 second quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in March 2015.

Our 2015 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A—Risk Factors in our 2014 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2015	2014
Revenue:
Revenue before reimbursements (net revenue)	100%	100.0%
Reimbursements	2.9	4.0

Total revenue	102.9	104.0
Operating expenses:
Salaries and employee benefits	68.1	68.3
General and administrative expenses	26.1	31.0
Reimbursed expenses	2.9	4.0

Total operating expenses	97.1	103.3

Operating income	5.8	0.7

Non-operating expense
Interest, net	—	—
Other, net	(0.1)	(0.3)

Net non-operating expense	(0.1)	(0.2)
Income before income taxes	5.7	0.5
Provision for income taxes	2.7	1.1

Net income (loss)	3.0%	(0.7)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 15, Segment Information).

In the third quarter of 2014, consistent with the Company’s practice to periodically review its reporting structure and segments, the Company evaluated its allocation of corporate and support costs to each of its regions. In conjunction with that review, to better align the Company’s cost and reporting structure, additional costs were allocated to the regions reflecting management’s current view of the costs necessary to support the regional operations. The prior period results have been recast to reflect these changes and present comparative year-over-year results.

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Executive Search and Leadership Consulting
Americas	$64,475	$57,586
Europe	19,658	26,224
Asia Pacific	22,904	20,795

Total Executive Search and Leadership Consulting	107,037	104,605
Culture Shaping	8,116	6,516

Revenue before reimbursements (net revenue)	115,153	111,121
Reimbursements	3,326	4,411

Total	$118,479	$115,532

Operating income (loss):
Executive Search and Leadership Consulting
Americas	$13,902	$11,869
Europe	(497)	640
Asia Pacific	2,890	175

Total Executive Search and Leadership Consulting	16,295	12,684
Culture Shaping	821	(530)

Total segments	17,116	12,154
Global Operations Support	(10,444)	(11,374)

Total	$6,672	$780

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Total revenue. Consolidated total revenue increased $3.0 million, or 2.6%, to $118.5 million in 2015 from $115.5 million in 2014. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $4.1 million, or 3.6%, to $115.2 million for the three months ended March 31, 2015 from $111.1 million for the three months ended March 31, 2014. Foreign exchange rate fluctuations decreased revenue by $4.9 million, or four percentage points. Executive Search and Leadership Consulting net revenue was $107.0 million, an increase of $2.4 million compared to the three months ended March 31, 2014. Increases in the Financial Services, Industrial and Education, Nonprofit & Social Enterprise practice groups were the primary drivers for the increase in consolidated net revenue; however, these increases were partially offset by declines in Consumer Markets and Global Technology & Services practices. Culture Shaping net revenue was $8.1 million for the three months ended March 31, 2015, an increase of $1.6 million compared to the three months ended March 31, 2014. The number of Executive Search and Leadership Consulting consultants was 323 as of March 31, 2015 compared to 303 as of March 31, 2014. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.4 million in the first quarter of 2015 and 2014. Specific to Executive Search, our primary business, the number of confirmed searches increased 2.0% compared to the first quarter of 2014 and the average revenue per executive search was $102,700 in the first quarter of 2015 compared to $101,200 in the first quarter of 2014.

For Executive Search and Leadership Consulting, net revenue in the Americas segment was $64.5 million for the three months ended March 31, 2015, an increase of $6.9 million, or 12.0%, from $57.6 million in the first quarter of 2014. Net revenue in the Europe segment was $19.7 million for the three months ended March 31, 2015, a decrease of $6.5 million, or 25.0%, from $26.2 million in the first quarter of 2014. The impact of foreign exchange rate fluctuations in the Europe segment contributed approximately twelve percentage points to the decrease in net revenue in the first quarter of 2015. Net revenue in the Asia Pacific segment was $22.9 million for the three months ended March 31, 2015, an increase of $2.1 million, or 10.1%, from $20.8 million in the first quarter of 2014. Foreign exchange rate fluctuations decreased net revenue in the Asia Pacific segment by six percentage points in the first quarter of 2015.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $2.6 million, or 3.4%, to $78.5 million for the three months ended March 31, 2015 from $75.9 million for the three months ended March 31, 2014. This increase was primarily due to higher performance related compensation of $2.0 million resulting from increases in production and net revenue. Fixed compensation increased $0.6 million due to stock-based compensation award forfeitures in the prior year and higher headcount. In the 2015 first quarter we had on average 1,492 employees compared to an average of 1,469 employees in the 2014 first quarter.

Foreign exchange rate fluctuations decreased salaries and employee benefits expense by $3.3 million, or four percentage points.

As a percentage of net revenue, salaries and employee benefits expense was 68.1% in the first quarter of 2015, compared to 68.3% in the first quarter of 2014.

General and administrative expenses. Consolidated general and administrative expenses decreased $4.4 million, or 12.8%, to $30.0 million for the three months ended March 31, 2015 from $34.4 million for the three months ended March 31, 2014. The decrease was primarily due to $1.8 million lower legal and strategy fees, $1.2 million reduced internal travel-related expenses and $0.8 million in the prior year related to a state franchise tax matter.

Foreign exchange rate fluctuations decreased general and administrative expense by $1.2 million or approximately four percentage points.

As a percentage of net revenue, general and administrative expenses were 26.1% in the first quarter of 2015 compared to 31.0% in the first quarter of 2014.

Operating income. Consolidated operating income was $6.7 million for the three months ended March 31, 2015, compared to $0.8 million for the three months ended March 31, 2014.

Net non-operating expense. Net non-operating expense was $0.1 million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Net interest expense was $0.1 million in the first quarter of 2015 compared to zero in the first quarter of 2014. Interest income was $0.1 million for the three months ended March 31, 2015 which was offset by $0.2 million of interest expense associated with the Term Loan. Interest income was $0.2 million for the three months ended March 31, 2014 offset by $0.2 million of interest expense associated with the Term Loan.

Net other non-operating expense was $0.1 million for the three months ended March 31, 2015 compared to $0.3 million for the three months ended March 31, 2014. Net other non-operating expense consists primarily of exchange gains and losses from balances which are denominated in non-functional currencies and are not considered permanent in nature.

Income taxes. See Note 13, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported operating income of $13.9 million for the three months ended March 31, 2015, an increase of $2.0 million compared to $11.9 million for the three months ended March 31, 2014. The increase in operating income was due to an increase in net revenue of $6.9 million, which was partially offset by increases in salaries and employee benefits expense of $4.7 million and general and administrative expense of $0.1 million. The increase in net revenue was due to increases across all of the industry practices, primarily within the Industrial, Financial Services and Global Technology & Services practices. The number of consultants was 152 as of March 31, 2015, compared to 129 as of March 31, 2014.

The increase in salaries and employee benefits expense was due to a $2.5 million increase in performance-related compensation and a $2.2 million increase in fixed compensation. Performance-related compensation increased primarily due to increased production and higher global net revenue. Fixed compensation increased primarily due to higher average headcount.

Europe

The Europe segment reported an operating loss of $0.5 million for the three months ended March 31, 2015, a decrease of $1.1 million compared to $0.6 million operating income for the three months ended March 31, 2014. The decrease in operating income was primarily due to a decrease in net revenue of $6.6 million, which was partially offset by decreases in salaries and employee benefits expense of $3.9 million and general and administrative expense of $1.6 million. Net revenue decreased across all industry practices, and the Global Technology & Services, Consumer Markets and Industrial practices were the largest drivers of the decline. The number of consultants was 90 as of March 31, 2015 compared to 87 as of March 31, 2014.

The decrease in salaries and employee benefits expense was primarily due the impact of foreign exchange rate fluctuations and a $1.7 million decline in performance-related compensation associated with the decrease in net revenue. The decrease in general and administrative expense was primarily due to the impact of foreign exchange rate fluctuations.

Asia Pacific

The Asia Pacific segment reported operating income of $2.9 million for the three months ended March 31, 2015, an increase of $2.7 million compared to $0.2 million for the three months ended March 31, 2014. The increase in operating income is due to an increase in net revenue of $2.1 million and a decrease in general and administrative expense of $0.9 million, partially offset by an increase in salary and employee benefits of $0.3 million. The increase in net revenue was across all industry practices, except the Industrial practice. The number of consultants was 81 as of March 31, 2015 compared to 87 as of March 31, 2014.

The decrease in general and administrative expense was primarily due to foreign exchange rate fluctuations and internal travel-related expenses. The increase in salaries and employee benefits expense reflects a $0.7 million increase in performance-related compensation primarily due to increased production, partially offset by the impact of foreign exchange rate fluctuations and $0.4 million decrease in fixed compensation related to the decline in average headcount.

Culture Shaping

The Culture Shaping segment reported operating income of $0.8 million for the three months ended March 31, 2015, an improvement of $1.3 million compared to a $0.5 million operating loss for the three months ended March 31, 2014. The improvement is due to an increase in net revenue of $1.6 million and a decrease in general and administrative expenses of $0.3 million which was partially offset an increase in salary and employee benefits expense of $0.6 million.

Net revenue increased due to higher volumes of client work. Net revenue in the prior year excluded $0.1 million of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting. The decrease in general and administrative costs is due to lower amortization and accretion expense. The increase in salaries and employee benefits expense is due to higher consultant costs for additional staffing related to increased projects.

Global Operations Support

Global Operations Support expenses for the three months ended March 31, 2015 decreased $1.0 million or 8.2% to $10.4 million from $11.4 million for the three months ended March 31, 2014. General and administrative expense decreased $1.8 million and salaries and employee benefits expense increased $0.8 million.

The decrease in general and administrative expense was primarily due to $1.3 million lower legal and strategy fees and $0.8 million related to a state franchise tax matter in the prior year. The increase in salaries and employee benefits expense reflects an increase in fixed compensation of $0.5 million due to severance expense and an increase in performance-related compensation of $0.3 million related to executive officer compensation.

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

Lines of credit and Term Loan. On January 31, 2013, we borrowed $40 million under our committed term loan facility (“the Term Facility”) (See Note 11, Line of Credit and Term Loan in the Notes to Condensed Consolidated Financial Statements), and $28.0 million and $29.5 million was outstanding as of March 31, 2015 and December 31, 2014, respectively. The Term Facility will be repaid over a five-year period pursuant to which we will make quarterly payments of $1.5 million through 2016 and quarterly payments of $2.0 million during 2017. The remaining outstanding balance of the Term Facility will be paid on January 31, 2018.

There were no other borrowings made during the three months ended March 31, 2015 and 2014. During 2015 and 2014 we were in compliance with the financial and other covenants under the Restated Credit Agreement, respectively, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2015, December 31, 2014 and March 31, 2014 were $107.6 million, $211.4 million and $101.4 million, respectively. The $107.6 million of cash and cash equivalents at March 31, 2015 includes $48.9 million held by our foreign subsidiaries. A portion of the $48.9 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the three months ended March 31, 2015, cash used in operating activities was $87.8 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $104 million for 2014 and prior cash deferrals with the 2015 variable compensation accruals of $21.2 million partially offsetting these payments, an increase in accounts and other receivables of $17.6 million and income tax payments of $4.6 million, partially offset by net income.

For the three months ended March 31, 2014, cash used in operating activities was $74.9 million, principally reflecting a decrease in accrued expenses, primarily due to cash bonus payments of approximately $89 million for 2013 with the 2014 variable compensation accruals of $19.2 million partially offsetting these payments and an increase in accounts and other receivables of $13.3 million.

Cash flows used in investing activities. Cash used in investing activities was $7.3 million for the three months ended March 31, 2015 primarily due to capital expenditures of $6.3 million and net purchases of available for sale securities of $1.2 million. Capital expenditures primarily related to the office build out for our new Chicago office space. We anticipate that our capital expenditures for 2015 will be approximately $11 million, consisting mostly of office build outs and investments in technology.

Cash used in investing activities was $1.3 million for the three months ended March 31, 2014 primarily due to capital expenditures of $1.1 million and net purchases of available for sale securities of $0.3 million.

Cash flows used in financing activities. Cash used in financing activities for the three months ended March 31, 2015 was $5.6 million primarily due to cash dividend payments of $2.5 million, debt repayment of $1.5 million, employee tax withholdings on equity transactions of $0.8 million and an earnout payment of $0.7 million related to the Scambler MacGregor acquisition.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2015, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate, assessment of goodwill and other intangible assets for impairment, allowance for doubtful accounts, and stock-based compensation. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 11, 2015.

Recent Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the three months ended March 31, 2015 by approximately $0.1 million. For financial information by geographic segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

Interest Rate Risk. We are exposed to interest rate risk related to our debt. We mitigate this risk through the use of an interest rate swap (See Note 11, Line of Credit and Term Loan, in the Notes to Condensed Consolidated Financial Statements). A 10% change in interest rates would not have a material impact on the fair value of the outstanding interest rate swap agreement for the three months ended March 31, 2015.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The information presented in Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Date: April 28, 2015

Heidrick & Struggles International, Inc. (Registrant)

By: /s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer & Controller