Form 10-Q
period 2015-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2015-07-28
CIK 1066605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of July 24, 2015, there were 18,377,692 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$119,884	$211,352
Restricted cash	7,238	6,501
Accounts receivable, net	97,270	68,353
Other receivables	11,660	10,613
Prepaid expenses	15,369	14,536
Other current assets	1,355	1,592
Income taxes recoverable	5,541	5,288
Deferred income taxes	12,380	12,094

Total current assets	270,697	330,329
Non-current assets:
Property and equipment, net	34,579	30,417
Restricted cash	592	1,411
Assets designated for retirement and pension plans	17,901	19,426
Investments	15,248	13,989
Other non-current assets	10,844	6,601
Goodwill	121,020	122,176
Other intangible assets, net	18,595	20,939
Deferred income taxes	22,682	23,413

Total non-current assets	241,461	238,372

Total assets	$512,158	$568,701

Current liabilities:
Current portion of debt	$6,000	$6,000
Accounts payable	5,702	5,493
Accrued salaries and employee benefits	83,099	130,434
Deferred revenue, net	33,345	30,452
Other current liabilities	27,923	26,835
Income taxes payable	3,376	6,684

Total current liabilities	159,445	205,898
Non-current liabilities:
Non-current debt, less current maturities	20,500	23,500
Retirement and pension plans	39,156	39,892
Other non-current liabilities	43,794	54,747

Total non-current liabilities	103,450	118,139

Total liabilities	262,895	324,037
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,328,287 and 18,239,939 shares outstanding at June 30, 2015 and December 31, 2014, respectively	196	196
Treasury stock at cost, 1,257,490 and 1,345,838 shares at June 30, 2015 and December 31, 2014, respectively	(41,152)	(44,261)
Additional paid in capital	231,423	232,075
Retained earnings	48,810	45,431
Accumulated other comprehensive income	9,986	11,223

Total stockholders’ equity	249,263	244,664

Total liabilities and stockholders’ equity	$512,158	$568,701

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Revenue before reimbursements (net revenue)	$133,045	$136,080	$248,198	$247,201
Reimbursements	4,641	4,878	7,967	9,289

Total revenue	137,686	140,958	256,165	256,490
Operating expenses:
Salaries and employee benefits	90,717	92,128	169,190	168,043
General and administrative expenses	33,156	31,440	63,164	65,866
Reimbursed expenses	4,641	4,878	7,967	9,289

Total operating expenses	128,514	128,446	240,321	243,198

Operating income	9,172	12,512	15,844	13,292
Non-operating (expense) income:
Interest, net	(175)	(110)	(246)	(80)
Other, net	121	342	46	44

Net non-operating (expense) income	(54)	232	(200)	(36)

Income before income taxes	9,118	12,744	15,644	13,256
Provision for income taxes	4,162	8,957	7,262	10,213

Net income	4,956	3,787	8,382	3,043

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(455)	215	(1,298)	1,248
Net unrealized gains on available-for-sale investments	(98)	441	139	509
Unrealized loss on cash flow hedge	(2)	(65)	(78)	(69)

Other comprehensive (loss) income, net of tax	(555)	591	(1,237)	1,688

Comprehensive income	$4,401	$4,378	$7,145	$4,731

Basic weighted average common shares outstanding	18,315	18,215	18,282	18,184
Dilutive common shares	283	169	283	178

Diluted weighted average common shares outstanding	18,598	18,384	18,565	18,362

Basic net income per common share	$0.27	$0.21	$0.46	$0.17
Diluted net income per common share	$0.27	$0.21	$0.45	$0.17
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.26

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	19,586	$196	1,346	$(44,261)	$232,075	$45,431	$11,223	$244,664
Net income	—	—	—	—	—	8,382	—	8,382
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,237)	(1,237)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	2,590	—	—	2,590
Vesting of equity, net of tax withholdings	—	—	(75)	2,525	(3,345)	—	—	(820)
Re-issuance of treasury stock	—	—	(14)	584	(135)	—	—	449
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,765)	—	(4,765)
Dividend equivalents on restricted stock units	—	—	—	—	—	(238)	—	(238)
Tax deficit related to stock-based compensation	—	—	—	—	238	—	—	238

Balance at June 30, 2015	19,586	$196	1,257	$(41,152)	$231,423	$48,810	$9,986	$249,263

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows—operating activities:
Net income	$8,382	$3,043
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,660	7,648
Deferred income taxes	(34)	4,562
Stock-based compensation expense	2,590	1,841
Accretion expense related to earnout payments	585	899
Changes in assets and liabilities:
Accounts and other receivables	(33,489)	(34,023)
Accounts payable	258	(2,466)
Accrued expenses	(48,620)	(30,247)
Deferred revenue	3,139	8,309
Income taxes payable, net	(3,763)	(1,060)
Retirement and pension plan assets and liabilities	1,223	(170)
Prepaid expenses	(561)	(1,685)
Other assets and liabilities, net	492	(1,693)

Net cash used in operating activities	(63,138)	(45,042)

Cash flows—investing activities:
Restricted cash	—	(102)
Capital expenditures	(10,248)	(1,867)
Purchases of available for sale investments	(1,276)	(828)
Proceeds from sales of available for sale investments	255	592

Net cash used in investing activities	(11,269)	(2,205)

Cash flows—financing activities:
Debt repayment	(3,000)	(3,000)
Debt issuance costs	(381)	—
Cash dividends paid	(5,003)	(4,849)
Payment of employee tax withholdings on equity transactions	(820)	(406)
Acquisition earnout payments	(5,496)	(3,390)

Net cash used in financing activities	(14,700)	(11,645)

Effect of exchange rates fluctuations on cash and cash equivalents	(2,361)	596

Net decrease in cash and cash equivalents	(91,468)	(58,296)
Cash and cash equivalents at beginning of period	211,352	181,646

Cash and cash equivalents at end of period	$119,884	$123,350

Supplemental Schedule of Non-cash Financing Activities:
Term loan facility retirement (Note 11)	$(26,500)	$—
Subsequent drawing on line of credit (Note 11)	26,500	—

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except share and per share figures)

(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate, assessment of goodwill and other intangible assets for impairment, allowance for doubtful accounts and stock-based compensation. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 11, 2015.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date was recently deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the six months ended June 30, 2015 is as follows:

Balance at December 31, 2014	$3,942
Provision charged to income	1,075
Write-offs	(967)
Currency	(81)

Balance at June 30, 2015	$3,969

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2015	December 31, 2014
Leasehold improvements	$40,986	$43,930
Office furniture, fixtures and equipment	16,748	18,693
Computer equipment and software	30,426	30,751

Property and equipment, gross	88,160	93,374
Accumulated depreciation	(53,581)	(62,957)

Property and equipment, net	$34,579	$30,417

Depreciation expense for the three months ended June 30, 2015 and 2014 was $1.8 million and $2.4 million, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $4.3 and $4.9 million, respectively.

5.	Restricted Cash

The components of the Company’s restricted cash are as follows:

	June 30, 2015	December 31, 2014
Current restricted cash
Retention escrow	$6,500	$6,501
Lease guarantees	738	—

Total current restricted cash	$7,238	$6,501

Non-current restricted cash
Lease guarantees	$495	$1,316
Business licenses	97	95

Total non-current restricted cash	$592	$1,411

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

6.	Investments

The components of the Company’s investments are as follows:

	June 30, 2015	December 31, 2014
U.S. non-qualified deferred compensation plan	$14,956	$13,709
Warrants and equity securities	292	280

Total	$15,248	$13,989

The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $11.3 million and $10.1 million as of June 30, 2015 and December 31, 2014, respectively.

7.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2015
U.S. non-qualified deferred compensation plan	$14,956	$—	$—	$14,956
Assets designated for retirement and pension plans	—	19,242	—	19,242
Warrants and equity securities	—	—	292	292
Acquisition earnout accruals	—	—	(7,279)	(7,279)

	$14,956	$19,242	$(6,987)	$27,211

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2014
U.S. non-qualified deferred compensation plan	$13,709	$—	$—	$13,709
Assets designated for retirement and pension plans	—	20,880	—	20,880
Derivatives designated as cash flow hedge	—	125	—	125
Warrants and equity securities	—	—	280	280
Acquisition earnout accruals	—	—	(12,944)	(12,944)

	$13,709	$21,005	$(12,664)	$22,050

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the six months ended June 30, 2015.

	Warrants and Equity Securities	Acquisition Earnout Accruals	Total
Balance at December 31, 2014	$280	$(12,944)	$(12,664)
Unrealized gains	12	—	12
Earnout accretion	—	(585)	(585)
Earnout payments	—	5,496	5,496
Foreign currency translation	—	125	125
Other	—	629	629

Balance at June 30, 2015	$292	$(7,279)	$(6,987)

The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are: (i) accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models; and (ii) warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

8.	Acquisitions

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $0.8 million at June 30, 2015 and $0.9 million at December 31, 2014) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars (equivalent to $2.2 million as of June 30, 2015) based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.7 million was paid during the first quarter of 2015. When estimating the fair value of future earnout payments, the Company had accrued 1.5 million Australian dollars and 2.4 million Australian dollars (equivalent to $1.2 million and $2.0 million, respectively) as of June 30, 2015 and December 31, 2014, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $4.8 million and $3.4 million was paid during the second quarter of 2015 and 2014, respectively. The Company had accrued $6.1 million and $10.9 million at June 30, 2015 and December 31, 2014, respectively, for the remaining cash consideration. The Company has recognized $0.3 million and $0.5 million of accretion expense included in General and administrative expenses in the three months ended June 30, 2015 and June 30, 2014, respectively, and $0.6 million and $0.9 million of accretion expense in the six months ended June 30, 2015 and 2014, respectively. The Company also holds $6.5 million in a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $0.5 million and $0.6 million of compensation expense included in Salaries and employee benefits in the three months ended June 30, 2015 and June 30, 2014, respectively, and $1.0 million and $0.6 million in the six months ended June 30, 2015 and June 30, 2014, respectively, related to the retention awards.

9.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2015 are as follows:

	Executive Search and Leadership Consulting- Americas	Executive Search and Leadership Consulting- Asia Pacific	Culture Shaping	Total
Balance at December 31, 2014	$82,270	$10,255	$29,651	$122,176
Exchange rate fluctuations	(274)	(898)	16	(1,156)

Balance at June 30, 2015	$81,996	$9,357	$29,667	$121,020

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2015	December 31, 2014
Executive Search and Leadership Consulting
Americas	$902	$1,044
Asia Pacific	285	383

Total Executive Search and Leadership Consulting	1,187	1,427
Culture Shaping	17,408	19,512

Total other intangible assets, net	$18,595	$20,939

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	June 30, 2015			December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.7	$23,234	$(16,199)	$7,035	$23,316	$(14,999)	$8,317
Trade name	15.0	9,346	(2,906)	6,440	9,334	(2,358)	6,976
Software	7.0	7,200	(2,571)	4,629	7,200	(2,057)	5,143
Non-compete	5.0	596	(105)	491	593	(90)	503

Total intangible assets	10.37	$40,376	$(21,781)	$18,595	$40,443	$(19,504)	$20,939

Intangible asset amortization expense for the three months ended June 30, 2015 and 2014 was $1.2 million and $1.4 million, respectively. Intangible asset amortization for the six months ended June 30, 2015 and 2014 was $2.3 million and $2.8 million, respectively. The estimated intangible amortization expense is $4.7 million for fiscal year 2015, $4.4 million for fiscal year 2016, $3.6 million for fiscal year 2017, $2.8 million for fiscal year 2018, and $2.2 million for fiscal year 2019. These amounts are based on intangible assets recorded as of June 30, 2015, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	June 30, 2015	December 31, 2014
Accrued salaries and employee benefits	$24,084	$31,605
Premise related costs	18,183	15,058
Accrued earnout payments	826	7,567
Other	701	517

Total other non-current liabilities	$43,794	$54,747

11.	Line of Credit

On June 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit agreement amended and restated the Credit Agreement executed on June 22, 2011 (the “Credit Agreement”). Pursuant to the Restated Credit Agreement, the Company replaced its Revolving Facility and Term Facility (“Existing Facility”) with a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature (the “Replacement Facility”). The Replacement Facility will mature on June 30, 2020. Borrowings under the Restated Credit Agreement bear interest at the Company’s election at the existing Alternate Base Rate (as defined in the Credit Agreement) or Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a spread as determined by the Company’s leverage ratio. The Company utilizes an interest rate swap to address the risk related to the fluctuation in Adjusted LIBOR. At June 30, 2015 the interest rate was 1.44%.

On the amendment date, an aggregate of $26.5 million of term loans outstanding under the Existing Facility remains outstanding as revolving borrowings under the Replacement Facility. As of June 30, 2015, the outstanding balance of the revolver is $26.5 million, of which the Company intends to repay $6.0 million within the next 12 months. As of December 31, 2014 there was $29.5 million outstanding under the Term Facility.

Borrowings under the Replacement Facility may be used for working capital, capital expenditures, Permitted Acquisitions (as defined in the Agreement) and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Replacement Facility are guaranteed by certain of the Company’s subsidiaries.

12.	Stock-based Compensation

The Company’s 2012 Heidrick & Struggles GlobalShare Program (the “2012 Program”) provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan. On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of June 30, 2015, 1,033,847 awards have been issued under the 2012 Program and 1,325,864 shares remain available for future awards, which includes 359,711 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Salaries and employee benefits	$1,107	$1,053	$2,140	$1,390
General and administrative expenses	450	451	450	451
Income tax benefit related to stock-based compensation included in net income	626	670	1,042	821

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2014	462,717	$18.07
Granted	184,541	23.94
Vested and converted to common stock	(96,546)	17.92
Forfeited	(10,701)	20.42

Outstanding on June 30, 2015	540,011	20.05

As of June 30, 2015, there was $5.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

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

Performance stock unit activity for the six months ended June 30, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2014	229,170	$17.06
Granted	59,221	23.64
Vested and converted to common stock	(13,397)	20.62
Forfeited	(2,970)	20.62

Outstanding on June 30, 2015	272,024	18.28

As of June 30, 2015, there was $2.5 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.0 years.

13.	Income Taxes

The Company reported income before taxes of $9.1 million and $12.7 million and income tax provision of $4.2 million and $9.0 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in tax provision from the second quarter of 2014 is due to a decrease in income before taxes of $3.6 million and the establishment of a $2.3 million valuation allowance in Asia Pacific during 2014. No additional valuation allowances have been recorded during the three months ended June 30, 2015.

The Company reported income before taxes of $15.6 million and $13.3 million and income tax provision of $7.3 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in tax provision from the second quarter of 2014 is primarily due to the establishment of a $2.3 million valuation allowance in Asia Pacific during 2014. No additional valuation allowances have been recorded during the six months ended June 30, 2015.

14.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the six months ended June 30, 2015 is summarized below:

	Cash Flow Hedge	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2014	$78	$3,183	$10,372	$(2,410)	$11,223
Other comprehensive income (loss) before reclassification, net of tax	—	240	(1,298)	—	(1,058)
Amount reclassified from AOCI (1)	(78)	(101)	—	—	(179)

Net current period other comprehensive income (loss)	(78)	139	(1,298)	—	(1,237)

Balance at June 30, 2015	$—	$3,322	$9,074	$(2,410)	$9,986

(1)	Cash Flow Hedge and Available-for-Sale Securities reclassifications from AOCI are included in Interest, net and Other, net, respectively, in the Condensed Consolidated Statement of Comprehensive Income.

15.	Segment Information

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Executive Search and Leadership Consulting
Americas	$75,820	$70,466	$140,295	$128,052
Europe	24,075	31,201	43,733	57,425
Asia Pacific	24,777	25,062	47,681	45,857

Total Executive Search and Leadership Consulting	124,672	126,729	231,709	231,334
Culture Shaping	8,373	9,351	16,489	15,867

Revenue before reimbursements (net revenue)	133,045	136,080	248,198	247,201
Reimbursements	4,641	4,878	7,967	9,289

Total	$137,686	$140,958	$256,165	$256,490

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$18,468	$17,140	$32,370	$29,009
Europe	45	1,787	(452)	2,427
Asia Pacific	2,568	2,387	5,458	2,562

Total Executive Search and Leadership Consulting	21,081	21,314	37,376	33,998
Culture Shaping	588	1,307	1,409	777

Total segments	21,669	22,621	38,785	34,775
Global Operations Support	(12,497)	(10,109)	(22,941)	(21,483)

Total	$9,172	$12,512	$15,844	$13,292

16.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.0 million as of June 30, 2015. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $6.1 million at June 30, 2015). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Third Quarter 2015 Outlook

We are currently forecasting 2015 third quarter net revenue of between $130 million and $140 million. Our 2015 third quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in June 2015.

Our 2015 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2014 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.5	3.6	3.2	3.8

Total revenue	103.5	103.6	103.2	103.8
Operating expenses:
Salaries and employee benefits	68.2	67.7	68.2	68.0
General and administrative expenses	24.9	23.1	25.4	26.6
Reimbursed expenses	3.5	3.6	3.2	3.8

Total operating expenses	96.6	94.4	96.8	98.4

Operating income	6.9	9.2	6.4	5.4
Non-operating (expense) income
Interest, net	(0.1)	(0.1)	(0.1)	—
Other, net	0.1	0.3	—	—

Net non-operating (expense) income	—	0.2	(0.1)	—

Income before income taxes	6.9	9.4	6.3	5.4
Provision for income taxes	3.1	6.6	2.9	4.1

Net income	3.7%	2.8%	3.4%	1.2%

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

The following table sets forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Executive Search and Leadership Consulting
Americas	$75,820	$70,466	$140,295	$128,052
Europe	24,075	31,201	43,733	57,425
Asia Pacific	24,777	25,062	47,681	45,857

Total Executive Search and Leadership Consulting	124,672	126,729	231,709	231,334
Culture Shaping	8,373	9,351	16,489	15,867

Revenue before reimbursements (net revenue)	133,045	136,080	248,198	247,201
Reimbursements	4,641	4,878	7,967	9,289

Total	$137,686	$140,958	$256,165	$256,490

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$18,468	$17,140	$32,370	$29,009
Europe	45	1,787	(452)	2,427
Asia Pacific	2,568	2,387	5,458	2,562

Total Executive Search and Leadership Consulting	21,081	21,314	37,376	33,998
Culture Shaping	588	1,307	1,409	777

Total segments	21,669	22,621	38,785	34,775
Global Operations Support	(12,497)	(10,109)	(22,941)	(21,483)

Total	$9,172	$12,512	$15,844	$13,292

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Total revenue. Consolidated total revenue decreased $3.3 million, or 2.3%, to $137.7 million in 2015 from $141.0 million in 2014. The decrease in total revenue was due primarily to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $3.1 million, or 2.2%, to $133.0 million for the three months ended June 30, 2015 from $136.1 million for the three months ended June 30, 2014. Foreign exchange rate fluctuations decreased revenue by $6.9 million, or 5.0%. Executive Search and Leadership Consulting net revenue was $124.7 million, a decrease of $2.1 million compared to the three months ended June 30, 2014. Decreases in the Global Technology & Services and Consumer Markets practice groups were the primary drivers for the decrease in consolidated net revenue; however, these decreases were partially offset by increases in Healthcare & Life Sciences and Financial Services practices. Culture Shaping net revenue was $8.4 million for the three months ended June 30, 2015, a decrease of $1.0 million compared to the three months ended June 30, 2014.

The number of Executive Search and Leadership Consulting consultants was 325 as of June 30, 2015 compared to 311 as of June 30, 2014. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million in the second quarter of 2015 compared to $1.6 million in the second quarter of 2014. Specific to Executive Search, our primary business, the number of confirmed searches increased 3.0% compared to the second quarter of 2014; however, the average revenue per executive search decreased to $109,700 in the second quarter of 2015 compared to $117,400 in the second quarter of 2014.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $1.4 million, or 1.5%, to $90.7 million for the three months ended June 30, 2015 from $92.1 million for the three months ended June 30, 2014. This decrease was primarily due to lower performance-related compensation of $2.3 million resulting from a decrease in company performance and the impact of foreign exchange rate fluctuations, partially offset by higher consultant production in some markets. Fixed compensation increased $0.9 million primarily due to higher headcount, partially offset by the impact of foreign exchange rate fluctuations. In the 2015 second quarter we had an average of 1,524 employees compared to an average of 1,447 employees in the 2014 second quarter.

Foreign exchange rate fluctuations decreased salaries and employee benefits expense by $4.8 million, or five percentage points.

As a percentage of net revenue, salaries and employee benefits expense was 68.2% in the second quarter of 2015, compared to 67.7% in the second quarter of 2014.

General and administrative expenses. Consolidated general and administrative expenses increased $1.7 million, or 5.5%, to $33.2 million for the three months ended June 30, 2015 from $31.5 million for the three months ended June 30, 2014. The increase was primarily due to $2.0 million for regional conference meetings and $1.7 million higher legal fees primarily due to employee and compensation matters, partially offset by foreign exchange rate fluctuations.

Foreign exchange rate fluctuations decreased general and administrative expense by $1.4 million or approximately five percentage points.

As a percentage of net revenue, general and administrative expenses were 24.9% in the second quarter of 2015 compared to 23.1% in the second quarter of 2014.

Operating income. Consolidated operating income was $9.2 million for the three months ended June 30, 2015, compared to $12.5 million for the three months ended June 30, 2014. The net impacts of foreign exchange rate fluctuations reduced operating income by $0.6 million.

Net non-operating expense. Net non-operating expense was $0.1 million and income of $0.2 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

Net interest expense was $0.2 million in the second quarter of 2015 compared to $0.1 million in the second quarter of 2014. Interest income was negligible for the three months ended June 30, 2015 which was offset by $0.2 million of interest expense associated with the Term Loan. Interest income was $0.1 million for the three months ended June 30, 2014 offset by $0.2 million of interest expense associated with the Term Loan.

Net other non-operating income was $0.1 million for the three months ended June 30, 2015 compared to $0.3 million for the three months ended June 30, 2014. Net other non-operating income consists primarily of exchange gains and losses from balances which are denominated in non-functional currencies and are not considered permanent in nature.

Income taxes. See Note 13, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported operating income of $18.5 million for the three months ended June 30, 2015, an increase of $1.4 million compared to $17.1 million for the three months ended June 30, 2014. The increase in operating income was due to an increase in net revenue of $5.4 million, which was partially offset by increases in salaries and employee benefits expense of $2.1 million and general and administrative expense of $1.9 million.

Net revenue was $75.8 million for the three months ended June 30, 2015, an increase of 7.6%, from $70.4 million in the second quarter of 2014. The increase in net revenue was due to increases in the Financial Services and Healthcare & Life Sciences practice groups partially offset by decreases in Consumer Markets and Education, Nonprofit & Social Enterprise practice groups. The number of consultants was 153 as of June 30, 2015, compared to 135 as of June 30, 2014.

The increase in salaries and employee benefits expense was due to a $3.4 million increase in fixed compensation partially offset by a $1.3 million decrease in performance-related compensation. Fixed compensation increased primarily due to higher average headcount and sign on bonuses. Performance-related compensation decreased primarily due to lower company performance partially offset by increased production. General and administrative expense increased primarily due to the regional conference meeting costs of $0.7 million and higher legal and other professional services.

Europe

The Europe segment reported negligible operating income for the three months ended June 30, 2015, a decrease of $1.8 million compared to the three months ended June 30, 2014. The decrease in operating income was primarily due to a decrease in net revenue of $7.1 million, which was partially offset by decreases in salaries and employee benefits expense of $3.5 million and general and administrative expense of $1.8 million.

Net revenue in the Europe segment was $24.1 million for the three months ended June 30, 2015, a decrease of 22.8%, from $31.2 million in the second quarter of 2014. The impact of foreign exchange rate fluctuations in the Europe segment contributed approximately twelve percentage points to the decrease in net revenue in the second quarter of 2015. Net revenue decreased due to declines in the Financial Services, Industrial and Global Technology & Services practice groups. The number of consultants was 89 as of June 30, 2015 and June 30, 2014, respectively.

The decrease in salaries and employee benefits expense was primarily due the impact of foreign exchange rate fluctuations of $2.7 million with the decline in performance-related compensation associated with the decrease in company performance and production making up the remaining decrease. The decrease in general and administrative expense was primarily due to the impact of foreign exchange rate fluctuations of $0.8 million and $0.4 million related to the prior year value added tax charge, partially offset by $0.6 million of costs associated with the regional conference in 2015.

Asia Pacific

The Asia Pacific segment reported operating income of $2.6 million for the three months ended June 30, 2015, an increase of $0.2 million compared to $2.4 million for the three months ended June 30, 2014. The increase in operating income is due to a $0.7 million decrease in salaries and employee benefits expense, which was offset by a decrease in net revenue of $0.3 million and increased general and administrative expense of $0.2 million.

Net revenue in the Asia Pacific segment was $24.8 million for the three months ended June 30, 2015, a decrease of 1.1% from $25.1 million in the second quarter of 2014. Foreign exchange rate fluctuations decreased net revenue in the Asia Pacific segment by eight percentage points in the second quarter of 2015. The decrease in net revenue was primarily within the Global Technology & Services and Financial Services practice groups, which were partially offset by an increase in the Healthcare & Life Sciences practice group. The number of consultants was 83 as of June 30, 2015 compared to 87 as of June 30, 2014.

The decrease in salaries and employee benefits expense reflects the impact of foreign exchange rate fluctuations of $1.1 million and a decrease in fixed compensation of $0.7 million due to lower average headcount, partially offset by higher performance related compensation of $1.2 million due to increased production. General and administrative expense increased due to $0.5 million higher expenses associated with the regional conference meeting, partially offset by $0.3 million impact of foreign exchange rate fluctuations.

Culture Shaping

The Culture Shaping segment reported operating income of $0.6 million for the three months ended June 30, 2015, a decrease of $0.7 million compared to $1.3 million operating income for the three months ended June 30, 2014. The decline is due to a decline in net revenue of $1.0 million partially offset by lower salaries and employee benefits expense of $0.2 million and general and administrative expenses of $0.1 million.

Net revenue decreased due to lower volumes of client work. The decrease in salaries and employee benefits expense is due to $0.4 million of additional compensation costs in the prior year, partially offset by $0.2 million of performance-related compensation. The decrease in general and administrative costs is due to lower amortization and accretion expense of $0.4 million, partially offset by higher internal travel-related costs of $0.3 million.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2015 increased $2.4 million or 23.6% to $12.5 million from $10.1 million for the three months ended June 30, 2014. General and administrative expense increased $1.6 million and salaries and employee benefits expense increased $0.8 million.

The increase in general and administrative expense was primarily due to higher legal fees primarily due to employee and compensation matters. The increase in salaries and employee benefits expense reflects an increase in fixed compensation of $0.7 million due to higher headcount and an increase in performance-related compensation of $0.1 million related to executive officer compensation.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Total revenue. Consolidated total revenue decreased $0.3 million, or 0.1%, to $256.2 million in 2015 from $256.5 million in 2014.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $1.0 million, or 0.4%, to $248.2 million for the six months ended June 30, 2015 from $247.2 million for the six months ended June 30, 2014. Foreign exchange rate fluctuations decreased revenue by $11.8 million, or 4.8%. Executive Search and Leadership Consulting net revenue was $231.7 million for the six months ended June 30, 2015, an increase of $0.4 million compared to the six months ended June 30, 2014. Increases in the Financial Services and Healthcare & Life Sciences were the primary drivers for the increase in consolidated net revenue, partially offset by decreases in Global Technology & Services and Consumer Markets practice groups. Culture Shaping net revenue was $16.5 million for the six months ended June 30, 2015, an increase of $0.6 million compared to the six months ended June 30, 2014.

The number of Executive Search and Leadership Consulting consultants was 325 as of June 30, 2015 compared to 311 as of June 30, 2014. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million in the first six months of 2015 and 2014. Specific to Executive Search, our primary business, the number of confirmed searches increased 2.5% compared to the first six months of 2014, and average revenue per executive search was $106,300 in the first six months ended June 30, 2015 compared to $109,500 for the six months ended June 30, 2014.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $1.2 million, or 0.7%, to $169.2 million for the six months ended June 30, 2015 from $168.0 million for the six months ended June 30, 2014. This increase was due to higher fixed compensation of $1.4 million due to prior year forfeitures of equity awards and higher headcount, partially offset by lower severance costs. The fixed compensation expense increase was partially offset by a decrease in variable compensation of $0.2 million due to lower company performance. In the first six months ended June 30, 2015 we had an average of 1,508 employees, compared to an average of 1,451 employees as of June 30, 2014.

Exchange rate fluctuations impacted salaries and employee benefits expense by $8.1 million or approximately five percentage points.

As a percentage of net revenue, salaries and employee benefits expense was 68.2% in the first six months of 2015, compared to 68.0% in the first six months of 2014.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.7 million, or 4.1%, to $63.2 million for the six months ended June 30, 2015 from $65.9 million for the six months ended June 30, 2014. The decrease was primarily due to the impact of foreign exchange rates of $2.6 million.

As a percentage of net revenue, general and administrative expenses were 25.4% in the first six months of 2015, compared to 26.6% in the first six months of 2014.

Operating income. Our consolidated operating income was $15.8 million for the six months ended June 30, 2015 and $13.3 million for the six months ended June 30, 2014. The impacts of foreign exchange rate fluctuations reduced operating income by $1.0 million.

Net non-operating income (expense). Net non-operating expense was $0.2 million for the six months ended June 30, 2015 and insignificant for the six months ended June 30, 2014.

Net interest expense was $0.2 million for the six months ended June 30, 2015 and $0.1 million for the six months ended June 30, 2014. Interest income was $0.2 million for the six months ended June 30, 2015 offset by $0.4 million of interest expense associated with the Term Loan. For the six months ended June 30, 2014, interest income was $0.4 million, offset by $0.5 million of interest expense associated with the Term Loan.

Net other non-operating income was insignificant for the six months ended June 30, 2015 and June 30, 2014, respectively.

Income taxes. See Note 13, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported operating income of $32.4 million for the six months ended June 30, 2015, an increase of $3.4 million compared to $29.0 million for the six months ended June 30, 2014. The increase in operating income was due to an increase in net revenue of $12.2 million, which was partially offset by an increase in salaries and employee benefits of $6.8 million and an increase in general and administrative expenses of $2.0 million.

Net revenue was $140.3 million for the six months ended June 30, 2015, an increase of 9.6%, from $128.1 million in 2014. The increase in net revenue was due to increases in Financial Services, Industrial and Healthcare & Life Sciences practice groups, partially offset by decreases in Consumer Markets and Education, Nonprofit & Social Enterprise practice groups. The number of consultants was 153 as of June 30, 2015, compared to 135 as of June 30, 2014.

The increase in salaries and employee benefits expense was due to a $5.6 million increase in fixed compensation due to higher average headcount and sign on bonuses. Performance-related compensation increased $1.2 million primarily due to higher production, partially offset by a decrease in company performance. The increase in general and administrative costs was primarily due to the regional conference of $0.7 million and higher legal fees and other professional services.

Europe

The Europe segment reported an operating loss of $0.5 million for the six months ended June 30, 2015, a decrease of $2.9 million compared to a $2.4 million operating income for the six months ended June 30, 2014. The decrease in operating income was due to a decrease in net revenue of $13.7 million, partially offset by decreases in salaries and employee benefits expense of $7.3 million and general and administrative expense of $3.5 million.

Net revenue was $43.7 million for the six months ended June 30, 2015, a decrease of 23.8%, from $57.4 million compared to the six months ended June 30, 2014. The impact of foreign exchange rate fluctuations in the Europe segment contributed approximately twelve percentage points to the decrease in net revenue in 2015. The decrease in net revenue was across all industry practice groups except the Education, Nonprofit & Social Enterprise practice group. The number of consultants was 89 as of June 30, 2015 and June 30, 2014.

The decrease in salaries and employee benefits expense was due to the impact of foreign exchange rate fluctuations of $4.8 million. Performance related compensation made up the remainder of the decline due to lower production and lower company performance.

The decrease in general and administrative expense of $3.5 million was due to $1.5 million related to the impact of foreign exchange rates, $0.4 million related to a value added tax charge in 2014 and $0.2 million lower hiring fees, partially offset by $0.6 million of costs associated with the regional conference in 2015.

Asia Pacific

The Asia Pacific segment reported operating income of $5.5 million for the six months ended June 30, 2015, an increase of $2.9 million compared to $2.6 million for the six months ended June 30, 2014. The increase was due to higher net revenue of $1.8 million and decreases in general and administrative expenses of $0.7 million and salaries and employee benefits of $0.4 million.

Net revenue increased $1.8 million to $47.7 million in 2015 compared to $45.9 million in 2014. The increase in net revenue was partially offset by the impact of foreign exchange rate fluctuations which lowered net revenue by approximately seven percentage points in the six months ended 2015. The increase in net revenue was primarily due to increases in the Healthcare & Life Sciences, Financial Services and Education, Nonprofit & Social Enterprises practice groups, partially offset by a decrease in the Global Technology & Services practice. The number of consultants was 83 as of June 30, 2015, compared to 87 as of June 30, 2014.

The decrease in general and administrative expenses was primarily due to the impact of foreign exchange rates of $0.6 million. The decrease in salaries and employee benefits expense was due to the impact of foreign exchange rate fluctuations of $1.9 million, partially offset by a $1.5 million increase in performance-related compensation primarily due to higher production, partially offset by a decrease in company performance.

Culture Shaping

The Culture Shaping segment reported operating income of $1.4 million for the six months ended June 30, 2015, an increase of $0.6 million compared to $0.8 million for the six months ended June 30, 2014. The improvement was due to an increase in net revenue of $0.6 million and a decrease in general and administrative expense of $0.4 million, partially offset by an increase in salaries and employee benefits of $0.4 million.

Net revenue increased due to a higher volume of client work. Net revenue excluded $0.3 million for the six months ended June 30, 2014 of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting. The increase in salaries and employee benefit expenses is due to higher consultant costs for additional staffing related to increased projects. General and administrative expenses decreased due to lower amortization and accretion expense, partially offset by higher internal travel-related costs.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2015 increased $1.4 million or 6.8% to $22.9 million from $21.5 million for the six months ended June 30, 2014. Salaries and employee benefits expense increased $1.6 million and general and administrative expense decreased $0.2 million.

The increase in salaries and employee benefits expense is due to increases in fixed compensation of $1.2 million due to higher support staff headcount and prior year forfeitures of equity awards. Performance-related compensation was $0.4 million greater due to performance-related compensation for executive compensation. The decrease in general and administrative expense was primarily due to $0.8 million related to a state franchise tax matter and $0.5 million lower internal travel, partially offset by $0.7 million higher legal fees and $0.2 million additional hiring fees.

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

Lines of credit. On June 30, 2015, we entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”) (See Note 11, Line of Credit in the Notes to Condensed Consolidated Financial Statements), and replaced our revolving facility and term facility (“Existing Facility”) with a single senior unsecured revolving line of credit. The Restated Credit Agreement has an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature. On the amendment date, an aggregate of $26.5 million of term loans outstanding under the Existing Facility remains outstanding as revolving borrowings under the Replacement Facility. As of June 30, 2015, the outstanding balance of the revolver was $26.5 million of which the Company intends to repay $6.0 million within the next 12 months. As of December 31, 2014 there was $29.5 million outstanding under the Term Facility.

There were no other borrowings made during the six months ended June 30, 2015 and 2014. During 2015 and 2014 we were in compliance with the financial and other covenants under the Restated Credit Agreement, respectively, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2015, December 31, 2014 and June 30, 2014 were $119.9 million, $211.4 million and $123.4 million, respectively. The $119.9 million of cash and cash equivalents at June 30, 2015 includes $49.6 million held by our foreign subsidiaries. A portion of the $49.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the six months ended June 30, 2015, cash used in operating activities was $63.1 million, principally reflecting a $48.6 million decrease in accrued expenses, increases in accounts and other receivables of $33.5 million and income tax payments of $3.8 million along with net income of $8.4 million. The accrued expense decrease reflects approximately $113 million of bonus payments for 2014 and prior year cash deferrals partially offset by 2015 bonus accruals of $55.1 million.

For the six months ended June 30, 2014, cash used in operating activities was $45.0 million, principally reflecting increases in accounts and other receivables of $34.0 million, a $30.2 million decrease in accrued expenses along with net income of $3.0 million. The accrued expense decrease reflects approximately $86 million of bonus payments for 2013 and prior year cash deferrals partially offset by 2014 bonus accruals of $55.0 million.

Cash flows used in investing activities. Cash used in investing activities was $11.3 million for the six months ended June 30, 2015 primarily due to capital expenditures of $10.2 million and net purchases of available for sale securities of $1.0 million. Capital expenditures primarily related to the office build out for our new Chicago office space. We anticipate that our capital expenditures for 2015 will be approximately $16 million, of which $3.8 million was reimbursed due to tenant improvement allowances and reflected as an operating activity. Our capital expenditures consist mostly of office build outs and investments in technology.

Cash used in investing activities was $2.2 million for the six months ended June 30, 2014 primarily due to capital expenditures of $1.9 million.

Cash flows used in financing activities. Cash used in financing activities for the six months ended June 30, 2015 was $14.7 million primarily due to earnout payments of $5.5 million related to the Senn Delaney and Scambler MacGregor acquisitions, cash dividend payments of $5.0 million, debt repayment of $3.0 million and employee tax withholdings on equity transactions of $0.8 million. Also in the second quarter of 2015, the Company amended and restated its borrowing agreement wherein the prior term loan was repaid and the outstanding balance of the term loan remains outstanding under the revolver.

Cash used in financing activities for the six months ended June 30, 2014 was $11.6 million primarily due to cash dividend payments of $4.8 million, an earnout payment of $3.4 related to the Senn Delaney acquisition, debt repayment of $3.0 million and employee tax withholdings on equity transactions of $0.4 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate, assessment of goodwill and other intangible assets for impairment, allowance for doubtful accounts and stock-based compensation. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 11, 2015.

Recent Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date was recently deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2015 by a negligible amount. For financial information by geographic segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

Interest Rate Risk. We are exposed to interest rate risk related to our debt (See Note 11, Line of Credit, in the Notes to Condensed Consolidated Financial Statements). We mitigate this risk through the use of an interest rate swap. A 10% change in interest rates would not have a material impact on the fair value of the outstanding interest rate swap agreement for the six months ended June 30, 2015.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

Date: July 28, 2015

Heidrick & Struggles International, Inc.
(Registrant)

By: /s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer & Controller