Form 10-Q
period 2015-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2015-10-27
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 23, 2015, there were 18,383,796 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$128,960	$211,352
Restricted cash	7,171	6,501
Accounts receivable, net	106,674	68,353
Prepaid expenses	15,715	14,536
Other current assets	13,464	12,205
Income taxes recoverable	5,669	5,288
Deferred income taxes	12,436	12,094
Total current assets	290,089	330,329
Non-current assets:
Property and equipment, net	35,597	30,417
Assets designated for retirement and pension plans	17,949	19,426
Investments	14,185	13,989
Other non-current assets	12,169	8,012
Goodwill	120,150	122,176
Other intangible assets, net	17,327	20,939
Deferred income taxes	22,553	23,413
Total non-current assets	239,930	238,372
Total assets	$530,019	$568,701
Current liabilities:
Current portion of debt	$—	$6,000
Accounts payable	4,056	5,493
Accrued salaries and employee benefits	120,023	130,434
Deferred revenue, net	33,739	30,452
Other current liabilities	28,697	26,835
Income taxes payable	4,388	6,684
Total current liabilities	190,903	205,898
Non-current liabilities:
Non-current debt, less current maturities	—	23,500
Retirement and pension plans	38,186	39,892
Other non-current liabilities	46,835	54,747
Total non-current liabilities	85,021	118,139
Total liabilities	275,924	324,037
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,379,398 and 18,239,939 shares outstanding at September 30, 2015 and December 31, 2014, respectively	196	196
Treasury stock at cost, 1,206,379 and 1,345,838 shares at September 30, 2015 and December 31, 2014, respectively	(39,583)	(44,261)
Additional paid in capital	230,977	232,075
Retained earnings	53,807	45,431
Accumulated other comprehensive income	8,698	11,223
Total stockholders’ equity	254,095	244,664
Total liabilities and stockholders’ equity	$530,019	$568,701
The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Revenue before reimbursements (net revenue)	$138,421	$125,829	$386,619	$373,030
Reimbursements	4,429	4,432	12,396	13,721
Total revenue	142,850	130,261	399,015	386,751
Operating expenses:
Salaries and employee benefits	95,724	84,046	264,914	252,089
General and administrative expenses	29,764	32,226	92,928	98,092
Reimbursed expenses	4,429	4,432	12,396	13,721
Total operating expenses	129,917	120,704	370,238	363,902
Operating income	12,933	9,557	28,777	22,849
Non-operating expense:
Interest, net	(54)	(152)	(300)	(232)
Other, net	(1,742)	(488)	(1,696)	(444)
Net non-operating expense	(1,796)	(640)	(1,996)	(676)
Income before income taxes	11,137	8,917	26,781	22,173
Provision for income taxes	3,647	5,925	10,909	16,138
Net income	7,490	2,992	15,872	6,035
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(347)	(2,315)	(1,645)	(1,067)
Net unrealized (loss) gain on available-for-sale investments	(941)	(349)	(802)	160
Unrealized (loss) gain on cash flow hedge	—	77	(78)	8
Other comprehensive loss, net of tax	(1,288)	(2,587)	(2,525)	(899)
Comprehensive income	$6,202	$405	$13,347	$5,136
Basic weighted average common shares outstanding	18,372	18,233	18,318	18,200
Dilutive common shares	277	233	277	197
Diluted weighted average common shares outstanding	18,649	18,466	18,595	18,397

Basic net income per common share	$0.41	$0.16	$0.87	$0.33
Diluted net income per common share	$0.40	$0.16	$0.85	$0.33
Cash dividends paid per share	$0.13	$0.13	$0.39	$0.39
The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	19,586	$196	1,346	$(44,261)	$232,075	$45,431	$11,223	$244,664
Net income	—	—	—	—	—	15,872	—	15,872
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,525)	(2,525)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,684	—	—	3,684
Vesting of equity, net of tax withholdings	—	—	(123)	4,094	(4,972)	—	—	(878)
Re-issuance of treasury stock	—	—	(17)	584	(134)	—	—	450
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,161)	—	(7,161)
Dividend equivalents on restricted stock units	—	—	—	—	—	(335)	—	(335)
Tax deficit related to stock-based compensation	—	—	—	—	324	—	—	324
Balance at September 30, 2015	19,586	$196	1,206	$(39,583)	$230,977	$53,807	$8,698	$254,095
The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows—operating activities:
Net income	$15,872	$6,035
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,983	11,359
Deferred income taxes	(153)	5,633
Stock-based compensation expense	3,684	2,885
Accretion expense related to earnout payments	861	1,308
Changes in assets and liabilities:
Account receivables	(40,582)	(24,001)
Accounts payable	(1,311)	(2,177)
Accrued expenses	(5,361)	(1,774)
Deferred revenue	3,921	4,486
Income taxes payable, net	(3,101)	(2,220)
Retirement and pension plan assets and liabilities	69	100
Prepaid expenses	(1,054)	(557)
Other assets and liabilities, net	(2,868)	(3,125)
Net cash used in operating activities	(20,040)	(2,048)
Cash flows—investing activities:
Restricted cash	—	(103)
Capital expenditures	(13,897)	(2,609)
Purchases of available for sale investments	(1,402)	(896)
Proceeds from sales of available for sale investments	630	966
Net cash used in investing activities	(14,669)	(2,642)
Cash flows—financing activities:
Debt repayment	(29,500)	(4,500)
Debt issuance costs	(422)	—
Cash dividends paid	(7,496)	(7,364)
Payment of employee tax withholdings on equity transactions	(878)	(406)
Acquisition earnout payments	(5,496)	(3,390)
Net cash used in financing activities	(43,792)	(15,660)
Effect of exchange rates fluctuations on cash and cash equivalents	(3,891)	(1,759)
Net decrease in cash and cash equivalents	(82,392)	(22,109)
Cash and cash equivalents at beginning of period	211,352	181,646
Cash and cash equivalents at end of period	$128,960	$159,537

Supplemental Schedule of Non-cash Financing Activities:
Term loan facility retirement (Note 12)	$(26,500)	$—
Subsequent drawing on line of credit (Note 12)	$26,500	$—
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
Recent Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date has been deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

3.	Allowance for Doubtful Accounts
The activity of the allowance for doubtful accounts for the nine months ended September 30, 2015 is as follows:

Balance at December 31, 2014	$3,942
Provision charged to income	2,591
Write-offs	(1,140)
Currency	(150)
Balance at September 30, 2015	$5,243

4.	Property and Equipment, net
The components of the Company’s property and equipment are as follows:

	September 30, 2015	December 31, 2014
Leasehold improvements	$39,583	$43,930
Office furniture, fixtures and equipment	16,320	18,693
Computer equipment and software	30,620	30,751
Property and equipment, gross	86,523	93,374
Accumulated depreciation	(50,926)	(62,957)
Property and equipment, net	$35,597	$30,417
Depreciation expense for the three months ended September 30, 2015 and 2014 was $2.2 million and $2.3 million, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $6.5 million and $7.2 million, respectively.

5.	Restricted Cash
The components of the Company’s restricted cash are as follows:

	September 30, 2015	December 31, 2014
Current restricted cash
Retention escrow	$6,500	$6,501
Lease guarantees	671	—
Total current restricted cash	$7,171	$6,501
Non-current restricted cash
Lease guarantees	$482	$1,316
Business licenses	91	95
Total non-current restricted cash	$573	$1,411
The retention escrow is associated with the Senn Delaney acquisition and will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition (See Note 8, Acquisitions). The Company has certain lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements, which extend through 2018. Non-current restricted cash is included in Other non-current assets on the Condensed Consolidated Balance Sheet.

6.	Investments
The components of the Company’s investments are as follows:

	September 30, 2015	December 31, 2014
U.S. non-qualified deferred compensation plan	$13,885	$13,709
Warrants and equity securities	300	280
Total	$14,185	$13,989
The Company’s U.S. non-qualified deferred compensation plan consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The aggregate cost basis for these investments was $11.1 million and $10.1 million as of September 30, 2015 and December 31, 2014, respectively.

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

•Level 1 – Quoted prices in active markets for identical assets and liabilities.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2015
U.S. non-qualified deferred compensation plan	$13,885	$—	$—	$13,885
Assets designated for retirement and pension plans	—	19,295	—	19,295
Warrants and equity securities	—	—	300	300
Acquisition earnout accruals	—	—	(7,445)	(7,445)
	$13,885	$19,295	$(7,145)	$26,035

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2014
U.S. non-qualified deferred compensation plan	$13,709	$—	$—	$13,709
Assets designated for retirement and pension plans	—	20,880	—	20,880
Derivatives designated as cash flow hedge	—	125	—	125
Warrants and equity securities	—	—	280	280
Acquisition earnout accruals	—	—	(12,944)	(12,944)
	$13,709	$21,005	$(12,664)	$22,050
The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the nine months ended September 30, 2015.

	Warrants and Equity Securities	Acquisition Earnout Accruals	Total
Balance at December 31, 2014	$280	$(12,944)	$(12,664)
Unrealized gains	20	—	20
Earnout accretion	—	(861)	(861)
Earnout payments	—	5,496	5,496
Foreign currency translation	—	212	212
Other	—	652	652
Balance at September 30, 2015	$300	$(7,445)	$(7,145)
The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are: (i) accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models; and (ii) warrant and equity securities, the values of which are determined using a valuation model. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

8.	Acquisitions
Scambler MacGregor Executive Search Pty Limited
In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $0.7 million at September 30, 2015 and $0.9 million at December 31, 2014) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars (equivalent to $2.0 million as of September 30, 2015) based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.7 million was paid during the first quarter of 2015. When estimating the fair value of future earnout payments, the Company had accrued 1.6 million Australian dollars and 2.4 million Australian dollars (equivalent to $1.1 million and $2.0 million, respectively) as of September 30, 2015 and December 31, 2014, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Senn-Delaney Leadership Consulting Group, LLC
In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $4.8 million and $3.4 million was paid during the second quarter of 2015 and 2014, respectively. The Company had accrued $6.3 million and $10.9 million at September 30, 2015 and December 31, 2014, respectively, for the remaining cash consideration. The Company has recognized $0.3 million of accretion expense included in General and administrative expenses in the three months ended September 30, 2015 and 2014, and $0.8 million and $1.2 million of accretion expense in the nine months ended September 30, 2015 and 2014, respectively. The Company also holds $6.5 million in a retention escrow that will be paid to certain key executives of Senn Delaney if they remain with the Company for three years subsequent to the acquisition. The Company recognized $0.5 million and $0.3 million of compensation expense included in Salaries and employee benefits in the three months ended September 30, 2015 and September 30, 2014, respectively, and $1.6 million and $1.5 million in the nine months ended September 30, 2015 and September 30, 2014, respectively, related to the retention awards.

9.	Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2015 are as follows:

	Executive Search and Leadership Consulting- Americas	Executive Search and Leadership Consulting- Asia Pacific	Culture Shaping	Total
Balance at December 31, 2014	$82,270	$10,255	$29,651	$122,176
Exchange rate fluctuations	(502)	(1,464)	(60)	(2,026)
Balance at September 30, 2015	$81,768	$8,791	$29,591	$120,150
Other Intangible Assets, net
The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2015	December 31, 2014
Executive Search and Leadership Consulting
Americas	$832	$1,044
Asia Pacific	227	383
Total Executive Search and Leadership Consulting	1,059	1,427
Culture Shaping	16,268	19,512
Total other intangible assets, net	$17,327	$20,939

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	September 30, 2015			December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.7	$23,056	$(16,707)	$6,349	$23,316	$(14,999)	$8,317
Trade name	15	9,287	(3,159)	6,128	9,334	(2,358)	6,976
Software	7	7,200	(2,829)	4,371	7,200	(2,057)	5,143
Non-complete	5	589	(110)	479	593	(90)	503
Total intangible assets	10.41	$40,132	$(22,805)	$17,327	$40,443	$(19,504)	$20,939
Intangible asset amortization expense for the three months ended September 30, 2015 and 2014 was $1.2 million and $1.3 million, respectively. Intangible asset amortization for the nine months ended September 30, 2015 and 2014 was $3.5 million and $4.1 million, respectively. The estimated intangible amortization expense is $4.6 million for fiscal year 2015, $4.4 million for fiscal year 2016, $3.5 million for fiscal year 2017, $2.8 million for fiscal year 2018, and $2.2 million for fiscal year 2019. These amounts are based on intangible assets recorded as of September 30, 2015, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10.	Derivative Financial Instruments

In the third quarter of 2015, the Company terminated its interest rate swap. The Company realized a negligible gain on this transaction.

11.	Other Non-Current Liabilities
The components of other non-current liabilities are as follows:

	September 30, 2015	December 31, 2014
Accrued salaries and employee benefits	$27,284	$31,605
Premise related costs	17,600	15,058
Accrued earnout payments	757	7,567
Other	1,194	517
Total other non-current liabilities	$46,835	$54,747

12.	Line of Credit
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
On the amendment date, an aggregate of $26.5 million of term loans outstanding under the Existing Facility remained outstanding as revolving borrowings under the Replacement Facility. On September 30, 2015, the Company repaid the full outstanding $26.5 million balance of the revolver, in order to reduce the Company's interest expense. As of December 31, 2014 there was $29.5 million outstanding under the Term Facility.
Borrowings under the Replacement Facility may be used for working capital, capital expenditures, Permitted Acquisitions (as defined in the Agreement) and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Replacement Facility are guaranteed by certain of the Company’s subsidiaries.

13.	Stock-Based Compensation
The Company’s 2012 Heidrick & Struggles GlobalShare Program (the “2012 Program”) provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan. On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of September 30, 2015, 1,033,847 awards have been issued under the 2012 Program and 1,342,179 shares remain available for future awards, which includes 376,026 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.
The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.
A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$1,094	$1,044	$3,234	$2,434
General and administrative expenses	—	—	450	451
Income tax benefit related to stock-based compensation included in net income	259	465	1,301	1,286

Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2014	462,717	$18.07
Granted	184,541	23.94
Vested and converted to common stock	(146,307)	18.80
Forfeited	(27,016)	20.74
Outstanding on September 30, 2015	473,935	19.98
As of September 30, 2015, there was $4.5 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.4 years.
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
Performance stock unit activity for the nine months ended September 30, 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2014	229,170	$17.06
Granted	59,221	23.64
Vested and converted to common stock	(13,397)	20.62
Forfeited	(2,970)	20.62
Outstanding on September 30, 2015	272,024	18.28
As of September 30, 2015, there was $2.1 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.8 years.

14.	Income Taxes
The Company reported income before taxes of $11.1 million and $8.9 million and income tax provision of $3.6 million and $5.9 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in tax provision is due to the 2014 establishment of a $2.3 million valuation allowance in Asia Pacific.
The Company reported income before taxes of $26.8 million and $22.2 million and an income tax provision of $10.9 million and $16.1 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in tax provision is due to the 2014 establishment of $4.8 million of valuation allowances in Asia Pacific. No additional valuation allowances have been recorded during the nine months ended September 30, 2015.

15.	Changes in Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income (“AOCI”) by component for the nine months ended September 30, 2015 is summarized below:

	Cash Flow Hedge	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2014	$78	$3,183	$10,372	$(2,410)	$11,223
Other comprehensive loss before classification, net of tax	—	(659)	(1,645)	—	(2,304)
Amount reclassified from AOCI (1)	(78)	(143)	—	—	(221)
Net current period other comprehensive loss	(78)	(802)	(1,645)	—	(2,525)
Balance at September 30, 2015	$—	$2,381	$8,727	$(2,410)	$8,698

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
For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and other operating income are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income more appropriately reflects its core operations.

The revenue and operating income by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Executive Search and Leadership Consulting
Americas	$78,265	$64,982	$218,560	$193,034
Europe	25,946	27,207	69,679	84,632
Asia Pacific	25,031	23,305	72,712	69,162
Total Executive Search and Leadership Consulting	129,242	115,494	360,951	346,828
Culture Shaping	9,179	10,335	25,668	26,202
Revenue before reimbursements (net revenue)	138,421	125,829	386,619	373,030
Reimbursements	4,429	4,432	12,396	13,721
Total	$142,850	$130,261	$399,015	$386,751

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income:
Executive Search and Leadership Consulting
Americas	$18,193	$14,257	$50,563	$43,266
Europe	1,470	1,946	1,018	4,373
Asia Pacific	2,630	2,228	8,088	4,790
Total Executive Search and Leadership Consulting	22,293	18,431	59,669	52,429
Culture Shaping	1,539	2,866	2,948	3,643
Total Segments	23,832	21,297	62,617	56,072
Global Operations Support	(10,899)	(11,740)	(33,840)	(33,223)
Total	$12,933	$9,557	$28,777	$22,849

17.	Guarantees
The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.1 million as of September 30, 2015. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust
On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.9 million at September 30, 2015). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

19.	Subsequent Event

On October 1, 2015, the Company acquired Co Company, a UK-based management consulting firm that specializes in Organizational Development for 7 million British pounds (equivalent to $10 million at September 30, 2015) of initial consideration, pursuant to a stock purchase, which was funded from existing cash.  The former owners of Co Company are also eligible to receive additional earnout payments upon the realization of specific Revenue and EBITDA Margin milestones to be achieved in 2015, 2016, 2017 and 2018.

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
Fourth Quarter 2015 Outlook
We are currently forecasting 2015 fourth quarter net revenue of between $128 million and $138 million. Our 2015 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in September 2015.
Our 2015 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2014 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations
The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.2	3.5	3.2	3.7
Total revenue	103.2	103.5	103.2	103.7
Operating expenses:
Salaries and employee benefits	69.2	66.8	68.5	67.6
General and administrative expenses	21.5	25.6	24.0	26.3
Reimbursed expenses	3.2	3.5	3.2	3.7
Total operating expenses	93.9	95.9	95.8	97.6
Operating income	9.3	7.6	7.4	6.1
Non-operating expense:
Interest, net	—	(0.1)	(0.1)	(0.1)
Other, net	(1.3)	(0.4)	(0.4)	(0.1)
Net non-operating expense	(1.3)	(0.5)	(0.5)	(0.2)
Income before income taxes	8.0	7.1	6.9	5.9
Provision for income taxes	2.6	4.7	2.8	4.3
Net income	5.4%	2.4%	4.1%	1.6%
Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 16, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Executive Search and Leadership Consulting
Americas	$78,265	$64,982	$218,560	$193,034
Europe	25,946	27,207	69,679	84,632
Asia Pacific	25,031	23,305	72,712	69,162
Total Executive Search and Leadership Consulting	129,242	115,494	360,951	346,828
Culture Shaping	9,179	10,335	25,668	26,202
Revenue before reimbursements (net revenue)	138,421	125,829	386,619	373,030
Reimbursements	4,429	4,432	12,396	13,721
Total	$142,850	$130,261	$399,015	$386,751

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income:
Executive Search and Leadership Consulting
Americas	$18,193	$14,257	$50,563	$43,266
Europe	1,470	1,946	1,018	4,373
Asia Pacific	2,630	2,228	8,088	4,790
Total Executive Search and Leadership Consulting	22,293	18,431	59,669	52,429
Culture Shaping	1,539	2,866	2,948	3,643
Total Segments	23,832	21,297	62,617	56,072
Global Operations Support	(10,899)	(11,740)	(33,840)	(33,223)
Total	$12,933	$9,557	$28,777	$22,849
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Total revenue. Consolidated total revenue increased $12.6 million, or 9.7%, to $142.9 million in 2015 from $130.3 million in 2014. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).
Revenue before reimbursements (net revenue). Consolidated net revenue increased $12.6 million, or 10.0%, to $138.4 million for the three months ended September 30, 2015 from $125.8 million for the three months ended September 30, 2014. Foreign exchange rate fluctuations decreased revenue by $7.3 million, or 5.8%. Executive Search and Leadership Consulting net revenue was $129.2 million, an increase of $13.7 million compared to the three months ended September 30, 2014. Strong growth in our Global Technology & Services, Healthcare & Life Sciences and Financial Services practice groups contributed to the increase in revenue. Culture Shaping net revenue was $9.2 million for the three months ended September 30, 2015, a decline of $1.1 million compared to the three months ended September 30, 2014.
The number of Executive Search and Leadership Consulting consultants was 334 as of September 30, 2015 compared to 311 as of September 30, 2014. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.6 million in the third quarter of 2015 compared to $1.5 million in the third quarter of 2014. Specific to Executive Search, our primary business, the number of confirmed searches increased 12.8% compared to the third quarter of 2014. The average revenue per executive search decreased to $121,200 in the third quarter of 2015 compared to $122,200 in the third quarter of 2014.
Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $11.7 million, or 13.9%, to $95.7 million for the three months ended September 30, 2015 from $84.0 million for the three months ended September 30, 2014. This increase was primarily due to higher performance-related compensation of $8.3 million resulting from higher production. Fixed compensation increased $3.4 million primarily due to sign-on bonuses and higher average headcount, partially offset by the impact of foreign exchange rate fluctuations. In the 2015 third quarter we had an average of 1,548 employees compared to an average of 1,463 employees in the 2014 third quarter.

Foreign exchange rate fluctuations decreased salaries and employee benefits expense by $5.1 million, or six percentage points.
As a percentage of net revenue, salaries and employee benefits expense was 69.2% in the third quarter of 2015, compared to 66.8% in the third quarter of 2014.
General and administrative expenses. Consolidated general and administrative expenses decreased $2.4 million, or 7.6%, to $29.8 million for the three months ended September 30, 2015 from $32.2 million for the three months ended September 30, 2014. The decrease was primarily due to the global partner meeting of $1.8 million held in 2014, the impact of foreign exchange rate fluctuations of $1.4 million, lower hiring costs of $0.6 million, partially offset by higher training costs of $1.1 million.
As a percentage of net revenue, general and administrative expenses were 21.5% in the third quarter of 2015 compared to 25.6% in the third quarter of 2014.
Operating income. Consolidated operating income was $12.9 million for the three months ended September 30, 2015, compared to $9.6 million for the three months ended September 30, 2014. The net impacts of foreign exchange rate fluctuations reduced operating income by $0.8 million.
Net non-operating expense. Net non-operating expense was $1.8 million for the three months ended September 30, 2015 and $0.6 million for the three months ended September 30, 2014.
Net interest expense was $0.1 million in the third quarter of 2015 and 2014. Interest income was negligible for the three months ended September 30, 2015 which was offset by $0.1 million of interest expense associated with the Term Loan. Interest income was $0.1 million for the three months ended September 30, 2014 was offset by $0.2 million of interest expense associated with the Term Loan.
Other, net expense was $1.7 million for the three months ended September 30, 2015 compared to $0.5 million for the three months ended September 30, 2014. Net other non-operating expense for the three months ended September 30, 2015 consists primarily of $0.9 million exchange losses from balances which are denominated in non-functional currencies and are not considered permanent in nature, $0.5 million of minority interest and $0.3 million of losses on disposals of fixed assets. For the three months ended September 30, 2014, net other non-operating expense consisted primarily of exchange losses from balances which were denominated in non-functional currencies and not considered permanent in nature.
Income taxes. See Note 14, Income Taxes.
Executive Search and Leadership Consulting
Americas
The Americas segment reported operating income of $18.2 million for the three months ended September 30, 2015, an increase of $3.9 million compared to $14.3 million for the three months ended September 30, 2014. The increase in operating income was due to an increase in net revenue of $13.3 million which was partially offset by increases in salaries and employee benefits expense of $9.3 million and general and administrative expense of $0.1 million.
Net revenue was $78.3 million for the three months ended September 30, 2015, an increase of 20.4%, from $65.0 million in the third quarter of 2014. Strong growth in the Healthcare & Life Sciences, Financial Services, Global Technology & Services and Consumer Market practice groups increased net revenue and was partially offset by a decrease in net revenue in the Education, Nonprofit & Social Enterprise practice group. Foreign exchange rate fluctuations decreased net revenue by two percentage points. The number of consultants was 152 as of September 30, 2015, compared to 139 as of September 30, 2014.

The increase in salaries and employee benefits expense was partially due to a $5.2 million increase in variable compensation due to increased production and higher company performance. Fixed compensation made up the remainder of the increase with $4.1 million primarily due to higher average headcount and sign on bonuses. General and administrative expense increased $0.1 million due to higher professional services of $0.3 million, partially offset by lower office occupancy expenses of $0.2 million.
Europe
The Europe segment reported operating income of $1.5 million the three months ended September 30, 2015, a decrease of $0.5 million compared to the three months ended September 30, 2014. The decreased operating income was primarily due to a decrease in net revenue of $1.3 million, which was partially offset by decreases in salaries and employee benefits expense of $0.4 million and general and administrative expense of $0.4 million.
Net revenue in the Europe segment was $25.9 million for the three months ended September 30, 2015, a decrease of 4.6%, from $27.2 million in the third quarter of 2014. The decrease in net revenue was due to foreign exchange rate fluctuations, which lowered revenue by approximately 12 percentage points. Partially offsetting foreign exchange rate fluctuations, the Europe segment had a 21% increase in its number of confirmed searches. Decreases in net revenue in the Financial Services and Industrial practice groups were partially offset by an increase in the Global Technology & Services practice group. The number of consultants was 91 as of September 30, 2015 and 2014.

The decrease in salaries and employee benefits expense was primarily due to the impact of foreign exchange rate fluctuations of $2.2 million, partially offset by increases in performance-related compensation due to higher production and fixed compensation due to higher average headcount. The decrease in general and administrative expense was primarily due to the impact of foreign exchange rate fluctuations of $0.7 million, partially offset by expenses related to an office move of $0.4 million.

Asia Pacific
The Asia Pacific segment reported operating income of $2.6 million for the three months ended September 30, 2015, an increase of $0.4 million compared to $2.2 million for the three months ended September 30, 2014. The increase in operating income is due to an $1.7 million increase in net revenue and a $0.7 million decrease in general and administrative expense, which was offset by a $2.0 million increase in salaries and employee benefits expense.
Net revenue in the Asia Pacific segment was $25.0 million for the three months ended September 30, 2015, an increase of 7.4% from $23.3 million in the third quarter of 2014. The increase in net revenue was primarily within the Global Technology & Services, Financial Services and Healthcare & Life Sciences practice groups, which were partially offset by decreases in the Consumer Markets practice group. The number of consultants was 91 as of September 30, 2015 compared to 81 as of September 30, 2014. The increase in net revenue was partially offset by foreign exchange rate fluctuations, which decreased revenue by 11 percentage points in the third quarter of 2015.
The increase in salaries and employee benefits expense is due to higher performance-related compensation due to increased production. The increase was partially offset by the impact of foreign exchange rate fluctuations of $1.7 million. General and administrative expense decreased due to the $0.4 million impact of foreign exchange rate fluctuations, lower office occupancy expenses of $0.2 million due to 2014 office closures and lower professional fees.
Culture Shaping
The Culture Shaping segment reported operating income of $1.6 million for the three months ended September 30, 2015, a decrease of $1.3 million compared to $2.9 million operating income for the three months ended September 30, 2014 . The decline is due to a reduction in net revenue of $1.1 million and higher salaries and employee benefits expense of $0.5 million, partially offset by lower general and administrative expenses of $0.3 million.
Net revenue decreased due to the timing of project executions. The increase in salaries and employee benefits expense is due to higher headcount and higher retention expense due to a prior year forfeiture. The decrease in general and administrative costs is due to lower amortization and accretion expense of $0.3 million.
Global Operations Support
Global Operations Support expenses for the three months ended September 30, 2015 decreased $0.8 million or 7.2% to $10.9 million from $11.7 million for the three months ended September 30, 2014. General and administrative expense decreased $1.1 million partially offset by increased salaries and employee benefits expense of $0.3 million.

The decrease in general and administrative expense was primarily due the global partner meeting of $1.8 million held in 2014, partially offset by higher training costs of $1.1 million. The increase in salaries and employee benefits expense reflects an increase in fixed compensation due to higher headcount.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Total revenue. Consolidated total revenue increased $12.2 million, or 3.2%, to $399.0 million in 2015 from $386.8 million in 2014. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).
Revenue before reimbursements (net revenue). Consolidated net revenue increased $13.6 million or 3.6%, to $386.6 million for the nine months ended September 30, 2015 from $373.0 million for the nine months ended September 30, 2014. Foreign exchange rate fluctuations decreased revenue by $19.1 million, or 5.1%. Executive Search and Leadership Consulting net revenue was $360.9 million for the nine months ended September 30, 2015, an increase of $14.1 million compared to the nine months ended September 30, 2014. Strong growth in Healthcare & Life Sciences, Financial Services and Global Technology & Services were the primary drivers for the increase in consolidated net revenue, partially offset by decreases in Consumer Markets and Education, Nonprofit & Social Enterprise practice groups. Culture Shaping net revenue was $25.7 million for the nine months ended September 30, 2015, a decrease of $0.5 million compared to the nine months ended September 30, 2014.
The number of Executive Search and Leadership Consulting consultants was 334 as of September 30, 2015, compared to 311 as of September 30, 2014. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million in the nine months ended September 30, 2015 and 2014. Specific to Executive Search, our primary business, the number of confirmed searches increased 5.7% compared to the nine months ended September 30, 2014. The average revenue per executive search decreased to $111,200 in the nine months ended September 30, 2015 compared to $113,400 for the nine months ended September 30, 2014.
Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $12.8 million, or 5.1%, to $264.9 million for the nine months ended September 30, 2015 from $252.1 million for the nine months ended September 30, 2014. This increase was due to higher variable compensation of $8.0 million due to increased production, partially offset by foreign exchange rate fluctuations. Fixed compensation increased $4.8 million due to sign on bonuses, higher average headcount and prior year forfeitures of equity awards, partially offset by lower severance costs. In the nine months ended September 30, 2015 we had an average of 1,520 employees, compared to an average of 1,457 employees as of September 30, 2014.
Exchange rate fluctuations impacted salaries and employee benefits expense by $13.2 million or approximately five percentage points.
As a percentage of net revenue, salaries and employee benefits expense was 68.5% in the first nine months of 2015, compared to 67.6% in the first nine months of 2014.
General and administrative expenses. Consolidated general and administrative expenses decreased $5.2 million, or 5.3%, to $92.9 million for the nine months ended September 30, 2015 from $98.1 million for the nine months ended September 30, 2014. The decrease was primarily due to the impact of foreign exchange rates of $4.0 million, lower amortization and accretion expense of $1.1 million and expenses that did not reoccur in 2015 such as a 2014 state franchise tax matter of $1.0 million and value added tax charge of $0.6 million, partially offset by higher training costs.
As a percentage of net revenue, general and administrative expenses were 24.0% in the first nine months of 2015, compared to 26.3% in the first nine months of 2014.
Operating income. Our consolidated operating income was $28.8 million for the nine months ended September 30, 2015 and $22.8 million for the nine months ended September 30, 2014. The impacts of foreign exchange rate fluctuations reduced operating income by $1.8 million.
Net non-operating expense. Net non-operating expense was $2.0 million for the nine months ended September 30, 2015 and $0.7 million for the nine months ended September 30, 2014.
Net interest expense was $0.3 million for the nine months ended September 30, 2015 and $0.2 million for the nine months ended September 30, 2014. Interest income was $0.2 million for the nine months ended September 30, 2015 offset by $0.5 million of interest expense associated with the Term Loan. For the nine months ended September 30, 2014, interest income was $0.4 million, offset by $0.6 million of interest expense associated with the Term Loan.

Other, net expense was $1.7 million for the nine months ended September 30, 2015 and $0.4 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net other non-operating expense consists primarily of $0.7 million of losses on disposals of fixed assets, $0.6 million of minority interest and $0.4 million exchange losses from balances which are denominated in non-functional currencies and are not considered permanent in nature. For the nine months ended September 30, 2014, net other non-operating expense consisted primarily of exchange losses from balances which were denominated in non-functional currencies and not considered permanent in nature.
Income taxes. See Note 14, Income Taxes.
Executive Search and Leadership Consulting
Americas
The Americas segment reported operating income of $50.6 million for the nine months ended September 30, 2015, an increase of $7.3 million compared to $43.3 million for the nine months ended September 30, 2014. The increase in operating income was due to a increase in net revenue of $25.5 million, which was partially offset by an increase in salaries and employee benefits of $16.1 million and an increase in general and administrative expenses of $2.1 million.
Net revenue was $218.5 million for the nine months ended September 30, 2015, an increase of 13.2%, from $193.0 million in 2014. The increase in net revenue was across all industry practice groups except the Education, Nonprofit & Social Enterprise and Consumer Market practice groups. The number of consultants was 152 as of September 30, 2015, compared to 139 as of September 30, 2014.
The increase in salaries and employee benefits expense was due to a $9.8 million increase in fixed compensation due to higher average headcount and sign on bonuses, and $6.3 million of performance-related compensation related to higher production. The increase in general and administrative costs was primarily due to higher professional services of $1.2 million and the regional conference of $0.7 million.
Europe
The Europe segment reported operating income of $1.0 million for the nine months ended September 30, 2015, a decrease of $3.4 million compared to $4.4 million for the nine months ended September 30, 2014. The decrease in operating income was due to a decrease in net revenue of $14.9 million, partially offset by decreases in salaries and employee benefits expense of $7.7 million and general and administrative expense of $3.8 million.
Net revenue was $69.7 million for the nine months ended September 30, 2015, a decrease of 17.7%, from $84.6 million compared to the nine months ended September 30, 2014. The impact of foreign exchange rate fluctuations in the Europe segment contributed approximately twelve percentage points to the decrease in net revenue in 2015. The decrease in net revenue was across all industry practice groups except the Education, Nonprofit & Social Enterprise practice group. The number of consultants was 91 as of September 30, 2015 and September 30, 2014, respectively.

The decrease in salaries and employee benefits expense was due to the impact of foreign exchange rate fluctuations of $7.1 million. Performance related compensation made up the remainder of the decrease due to lower production, partially offset by higher fixed compensation due to higher average headcount.
The decrease in general and administrative expense of $3.8 million was due to $2.2 million related to the impact of foreign exchange rates, $0.6 million related to a value added tax charge in 2014, $0.4 million lower professional services and $0.3 million lower hiring and staffing fees, partially offset by $0.6 million of costs associated with the regional conference in 2015.
Asia Pacific
The Asia Pacific segment reported operating income of $8.1 million for the nine months ended September 30, 2015, an increase of $3.3 million compared to $4.8 million for the nine months ended September 30, 2014. The increase was due to higher net revenue of $3.5 million and a decrease in general and administrative expenses of $1.4 million, partially offset by an increase in salaries and employee benefits of $1.6 million.
Net revenue increased $3.5 million, or 5.1%, to $72.7 million in 2015 compared to $69.2 million in 2014. The increase in net revenue was partially offset by the impact of foreign exchange rate fluctuations which lowered net revenue by approximately eight percentage points in the nine months ended September 30, 2015. The increase in net revenue was primarily due to increases in the Financial Services, Global Technology & Services and Healthcare & Life Sciences practice groups, partially offset by a decrease in the Consumer Markets practice. The number of consultants was 91 as of September 30, 2015, compared to 81 as of September 30, 2014.
The increase in salaries and employee benefits expense was due to an increase in performance-related compensation primarily due to higher production. The impact of foreign exchange rate fluctuations lowered salaries and employee benefits expense by $3.6 million. The decrease in general and administrative expenses was primarily due to the impact of foreign exchange rates of $1.0 million.
Culture Shaping
The Culture Shaping segment reported operating income of $2.9 million for the nine months ended September 30, 2015, a decrease of $0.7 million compared to $3.6 million for the nine months ended September 30, 2014. The decline was due to a decrease in net revenue of $0.5 million and an increase in salaries and employee benefits of $0.9 million, partially offset by a decrease in general and administrative expense of $0.7 million.
Net revenue decreased due to the timing of project executions. Net revenue excluded $0.3 million for the nine months ended September 30, 2014 of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting. The increase in salaries and employee benefit expenses is due to higher average headcount. General and administrative expenses decreased due to lower amortization and accretion expense.
Global Operations Support
Global Operations Support expenses for the nine months ended September 30, 2015 increased $0.5 million or 1.9% to $33.7 million from $33.2 million for the nine months ended September 30, 2014. Salaries and employee benefits expense increased $1.9 million and general and administrative expense decreased $1.4 million.
The increase in salaries and employee benefits expense is due to increases in fixed compensation of $1.6 million due to higher support staff headcount and prior year forfeitures of equity awards. Performance-related compensation was $0.3 million greater due to performance-related compensation for executive compensation. The decrease in general and administrative expense was primarily due to the prior year expense for the global partner meeting of $1.8 million and the state franchise tax matter of $1.0 million, partially offset by higher training costs of $1.1 million.
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
Lines of credit. On June 30, 2015, we entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”) (See Note 12, Line of Credit in the Notes to Condensed Consolidated Financial Statements), and replaced our revolving facility and term facility (“Existing Facility”) with a single senior unsecured revolving line of credit. The Restated Credit Agreement has an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature. On the amendment date, an aggregate of $26.5 million of term loans outstanding under the Existing Facility remained outstanding as revolving borrowings under the Replacement Facility. On September 30, 2015, the Company repaid the full outstanding $26.5 million balance of the revolver, in order to reduce the Company's interest expense. As of December 31, 2014 there was $29.5 million outstanding under the Term Facility.
There were no other borrowings made during the nine months ended September 30, 2015 and 2014. During 2015 and 2014 we were in compliance with the financial and other covenants under the Restated Credit Agreement, respectively, and no event of default existed.
Cash and cash equivalents. Cash and cash equivalents at September 30, 2015, December 31, 2014 and September 30, 2014 were $129.0 million, $211.4 million and $159.5 million, respectively. The $129.0 million of cash and cash equivalents at September 30, 2015 includes $62.3 million held by our foreign subsidiaries. A portion of the $62.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.
Cash flows used in operating activities. For the nine months ended September 30, 2015, cash used in operating activities was $20.0 million, principally reflecting an increase in accounts receivable of $40.6 million and a decrease in accrued expenses of $5.4 million, partially offset by net income of $15.9 million. The accrued expense decrease reflects approximately $113 million of bonus payments for 2014 and prior year cash deferrals partially offset by 2015 bonus accruals of $93.6 million.
For the nine months ended September 30, 2014, cash used in operating activities was $2.0 million, principally reflecting increases in accounts receivables of $24.0 million, a decrease in accrued expenses of $1.8 million and net income of $6.0 million. The accrued expense decrease reflects approximately $86 million of bonus payments for 2013 and prior year cash deferrals partially offset by 2014 bonus accruals of $81 million.
Cash flows used in investing activities. Cash used in investing activities was $14.7 million for the nine months ended September 30, 2015 primarily due to capital expenditures of $13.9 million and net purchases of available for sale securities of $1.4 million. Capital expenditures primarily related to the office build out for our new Chicago office space. We anticipate that our capital expenditures for 2015 will be approximately $16 million, of which $3.8 million was reimbursed due to tenant improvement allowances and reflected as an operating activity. Our capital expenditures consist mostly of office build outs and investments in technology.
Cash used in investing activities was $2.6 million for the nine months ended September 30, 2014 primarily due to capital expenditures of $2.6 million.
Cash flows used in financing activities. Cash used in financing activities for the nine months ended September 30, 2015 was $43.8 million primarily due to debt repayments of $29.5 million, cash dividend payments of $7.5 million and earnout payments of $5.5 million related to the Senn Delaney and Scambler MacGregor acquisitions.
Cash used in financing activities for the nine months ended September 30, 2014 was $15.7 million primarily due to cash dividend payments of $7.4 million, debt repayment of $4.5 million and an earnout payment of $3.4 million related to the Senn Delaney acquisition.
Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.
Application of Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2015, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Recent Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date has been deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2015 by $0.1 million. For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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
Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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
Date: October 27, 2015

Heidrick & Struggles International, Inc.
(Registrant)

By: /s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer & Controller