Form 10-K
period 2015-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2016-03-10
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25837

HEIDRICK & STRUGGLES
INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2681268
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
233 South Wacker Drive, Suite 4900, Chicago, Illinois 60606-6303
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 30, 2015 was approximately $478,001,725 based upon the closing market price of $26.08 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of March 3, 2016, there were 18,452,247 shares of the Company’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2016, are incorporated by reference into Part III of this Form 10-K.

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

Our service offerings include the following:

Executive Search. We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our executive search services on a retained basis, recruiting senior executives whose first year base salary and bonus averaged approximately $346,000 in 2015 on a worldwide basis.

The executive search industry is highly fragmented, consisting of several thousand executive search firms worldwide. Executive search firms are generally separated into two broad categories: retained search and contingency search. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates. Retained executive search firms generally are compensated for their services regardless of whether the client employs a candidate identified by the search firm and are generally retained on an exclusive basis. Typically, retained executive search firms are paid a retainer for their services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, executive search firms often are authorized to bill the client for one-third of the excess. In contrast, contingency search firms are compensated only upon successfully placing a recommended candidate.

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

Culture Shaping. On December 31, 2012 we acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Chief executive officers seek our guidance through our culture shaping services to create thriving organizational cultures in a variety of business situations, including:

•	Shaping the culture to support new strategies and structures

•	Aligning executive teams when there are new leaders and/or new roles

•	Integrating cultures following mergers and acquisitions

•	Helping minimize cultural barriers to change when implementing major organizational systems or processes

•	Creating greater organizational agility to meet the challenges of a changing marketplace.

Our culture shaping business uses its proprietary technology to analyze and interpret organizational cultures and drivers, and partner with clients to administer methods that develop alignment on leadership teams and desired organizational outcomes. Our culture shaping services generate revenue through a combination of professional service and license fees related to the engagement.

Leadership Consulting. Our leadership consulting services include succession planning, executive assessment and top team and board effectiveness. On October 1, 2015, we acquired Co Company Limited, an organizational development consulting firm. Leadership Consulting is currently less than 10% of our net revenue. Our leadership consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services.

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

Our Investor Relations Officer can be contacted at Heidrick & Struggles International, Inc., 233 South Wacker Drive, Suite 4900, Chicago, Illinois, 60606, Attn: Investor Relations Officer, telephone: 312-496-1200, e-mail: InvestorRelations@heidrick.com.

Organization

Our organizational structure, which is arranged by geography, service offering and industry and functional practices, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for leadership talent.

Geographic Structure. We provide senior-level executive search, culture shaping and leadership consulting services to our clients worldwide through a network of 48 offices in 26 countries. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations and potential adverse tax consequences. For a more complete description of the risks associated with our business please see the Section in this Form 10-K entitled “Risk Factors”.

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

Americas. As of December 31, 2015, we had 152 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago and San Francisco.

Europe. As of December 31, 2015, we had 90 consultants in our European segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, France and Germany.

Asia Pacific. As of December 31, 2015, we had 92 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are China (including Hong Kong), Australia and Singapore.

Culture Shaping. As of December 31, 2015, we had 12 consultants in our Culture Shaping segment. The culture shaping consultants are primarily based in Huntington Beach, CA and approximately 83% of the net revenue is generated in the United States.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2015	2014	2013
Executive Search and Leadership Consulting
Americas	56%	53%	56%
Europe	19%	22%	19%
Asia Pacific	18%	18%	20%
Culture Shaping	7%	7%	5%

Due to our recent acquisitions, we are currently reviewing our 2016 segment presentation and disclosure. For financial information relating to each segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and leadership consulting business operates in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2015 and 2014, are as follows:

	Percentage of Billings
Global Industry Practices	2015	2014	2013
Financial Services	27%	26%	25%
Global Technology & Services	22	21	20
Industrial	21	23	25
Consumer Markets	16	18	17
Healthcare & Life Sciences	10	8	9
Education, Non-Profit & Social Enterprise	4	4	4
	100%	100%	100%

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

Our Global Functional Practices include Chief Executive Officer & Board of Directors; Human Resources Officers; Financial Officers; Information and Technology Officers; Legal, Risk, Compliance & Government Affairs; Marketing, Sales and Strategy Officers and Supply Chain and Operations.

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

No single client accounted for more than 1% of our net revenue in 2015, 2014 or 2013. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 7% in 2015, 2014 and 2013.

Information Management Systems

We rely on technology to support our consultants and staff in the search process. Our technology infrastructure consists of internally developed databases containing candidate profiles and client records, coupled with online services, industry reference sources, and Leadership Signature, an internally developed assessment tool. We use technology to manage and share information on current and potential clients and candidates, to communicate to both internal and external constituencies and to support administrative functions.

Our culture shaping business’ proprietary Web-based system, SD Connect™ is integral to the culture-shaping process. This technology platform enables our consultants to administer, analyze and interpret online Corporate Culture Profiles™ (CCP) surveys to develop clarity around team and organizational need and desired outcomes. In addition, we gather data using our online Culture Impact Survey™ (CIS) to determine which culture-shaping concepts are being utilized by individuals and the team as a whole.

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2015, we had head count (including contractors) of 1,659, consisting of 346 consultants with 334 consultants related to executive search and leadership consulting and 12 consultants related to culture shaping, 482 associates and 831 other search, support and Global Operations Support staff.

We promote our associates to consultants during the annual consultant promotion process and we recruit our consultants from other executive search or human capital firms, or in the case of executive search, consultants new to search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and whom we train in our techniques and methodologies. Our culture shaping consultants are recruited for their executive business experience as well as their skills in consulting and leadership advisory and often are former clients who are familiar with our culture shaping methodology. We are not a party to any U.S. based collective bargaining agreement, and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn Ferry International, Russell Reynolds Associates, Inc. and Spencer Stuart & Associates. To a lesser extent, we also face competition from smaller boutique firms that specialize in certain regional markets or industry segments and Internet-based firms. Each firm with which we compete is also a competitor in the marketplace for effective search consultants.

Overall, the search industry has relatively few barriers to entry; however, there are higher barriers to entry to compete with global retained executive search firms that can provide leadership consulting services at the senior executive level. At this level, clients rely more heavily on a search firm’s reputation, global access and the experience level of its consultants. We believe that the segment of executive search in which we compete is more quality-sensitive than price-sensitive. As a result, we compete on the level of service we offer, reflected by our client services specialties and, ultimately, by the quality of our search results. We believe that our emphasis on senior-level executive search, the depth of experience of our search consultants and our global presence enable us to compete favorably with other executive search firms.

Competition in the leadership consulting services and culture shaping markets in which we operate is highly fragmented, with no universally recognized market leaders.

Regulation

We are subject to the U.S. securities laws and general corporate and commercial laws and regulations of the locations which we serve. These include regulations regarding anti-bribery, privacy and data protection, intellectual property, data security, data retention, personal information, economic or other trade prohibitions or sanctions. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to change.

EXECUTIVE OFFICERS

Below is the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of the date of this report. All of our executive officers have been appointed by and serve at the pleasure of our board of directors. There are no family relationships between any executive officer or director.

Tracy R. Wolstencroft (57) Mr. Wolstencroft has been our President and Chief Executive Officer since February 3, 2014, and a director since February 6, 2014. From 1994 until his retirement in 2010, Mr. Wolstencroft served as a partner for Goldman Sachs & Co. (“Goldman”), concluding a twenty-five year career with the firm. During his service to Goldman, Mr. Wolstencroft served on the Firmwide Partnership Committee, the Investment Banking Operating Committee, and the Asia Management Committee. During his career, he led a wide range of businesses in the United States and abroad, including Investment Banking Services, Environmental Markets, Latin America, Public Sector and Infrastructure Banking, and Fixed Income Capital Markets. While living in Asia from 1998 to 2002, Mr. Wolstencroft was President of GS Singapore, co-head of investment banking in Japan, head of Asia financial institutions, and a leader of the firm’s strategy in China. Mr. Wolstencroft also served as an Advisory Director for Goldman and as Chairman of the firm’s Clean Technology and Renewables business. He currently serves as a Trustee of the Brookings Institution, the National Geographic Society and the International Rescue Committee.

Richard W. Pehlke (62) Mr. Pehlke has been our Executive Vice President and Chief Financial Officer since August 2011 after serving as interim Chief Financial Officer since May 2011. Previously, Mr. Pehlke was Executive Vice President and Chief Financial Officer at Grubb & Ellis Company, a commercial real estate firm, from 2007 to 2010. During his extensive career, he also has held senior financial positions in the business services, telecommunications, financial services, food and consumer products and executive search and staffing industries. Mr. Pehlke currently serves on the board of directors of Ideal Industries.

Stephen W. Beard (44) Mr. Beard has been our Executive Vice President, General Counsel and Chief Administrative Officer since January 1, 2013. During his more than 10 years with the Company he has served in several senior leadership capacities, including serving as our General Counsel and Corporate Secretary (November 2010 to January 2013) and Deputy General Counsel and Chief Compliance Officer (2008 through November 2010).

Colin Price (57) Mr. Price has been our Executive Vice President and Managing Partner - Leadership Consulting since December 2015 and became a member of our Executive Committee on January 1, 2016. Previously, Mr. Price served as Chairman of Co Company Limited, an organizational development consulting firm acquired by Heidrick & Struggles in 2015. He previously was a Director in McKinsey & Company's London office and led McKinsey's Global Organisation Practice (1999 through July 2014.)

Krishnan Rajagopalan (55) Mr. Rajagopalan joined the firm in 2001 in executive search and has served as Global Head of Practices since April 2014 and was appointed an Executive Vice President on January 1, 2015. He has served in other leadership roles including Global Practice Managing Partner, Technology and Services (2010 to 2014) and Global Practice Managing Partner, Business/Professional Services (2007 to 2010).

Richard W. Greene (52) Mr. Greene has been our Executive Vice President and Chief Human Resources Officer since January 1, 2015. Previously, Mr. Greene was the global Head of Talent Management and a global segment HR executive at Bunge, an agribusiness and food production company (2011 to 2014). Mr. Greene previously managed Heidrick & Struggles’ Leadership Consulting and Human Resources practices in the Americas (2006 to 2011).

ITEM 1A.    RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a material impact on our business, operating results, cash flows and financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

We depend on attracting, integrating, managing, and retaining qualified consultants and senior leaders.

Our success depends upon our ability to attract, develop, manage and retain quality consultants with the skills and experience necessary to fulfill our clients’ needs and achieve our operational and financial goals. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, disparity in compensation relative to our competitors, modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire, develop and retain qualified consultants, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to complete the integration of newly-hired consultants successfully into our operations and to manage the performance of our consultants. Failure to successfully integrate newly-hired consultants or to manage the performance of our consultants could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. There is also a risk that unanticipated turnover in senior leadership coupled with an inadequate succession plan stalls company activity, interrupts strategic vision or lowers productive output which may adversely impact our financial condition and results of operations.

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

We depend on our overall professional reputation and brand name recognition to secure new engagements and hire qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor, including poor performance, hurts our reputation we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failure to maintain our professional reputation and brand name could seriously harm our business, financial condition and results of operations.

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

We face aggressive competition.

The global executive search industry is highly competitive and fragmented. We compete with other large global executive search firms, smaller specialty firms, and more recently with Internet-based firms and social media. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas, or be willing to reduce their fees or agree to alternative pricing practices in order to attract clients and increase market share.

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

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2015, approximately 40% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

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

Our ability to integrate future acquisitions, if any, could negatively affect our business and profitability.
Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of integrating an acquired business may subject us to a number of risks, including:

•	diversion of management attention;

•	amortization of intangible assets, adversely affecting our reported results of operations;

•	inability to retain and/or integrate the management, key personnel and other employees of the acquired business;

•	inability to properly integrate businesses resulting in operating inefficiencies;

•	inability to establish uniform standards, disclosure controls and procedures, internal control over financial reporting and other systems, procedures and policies in a timely manner;

•	inability to retain the acquired company’s clients;

•	exposure to legal claims for activities of the acquired business prior to acquisition; and

•	incurrence of additional expenses in connection with the integration process.
If our acquisitions are not successfully integrated, our business, financial condition and results of operations, as well as our professional reputation, could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 48 cities in 26 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was 465,306 as of December 31, 2015. Our office leases call for future minimum lease payments of approximately $143.4 million and have terms that expire between 2016 and 2026, exclusive of renewal options that we can exercise. Approximately 13,000 square feet of office space has been sublet to third parties.

Our office space by geographic segment as of December 31, 2015 is as follows:

Square Footage
Americas	242,048
Asia Pacific	123,715
Europe	99,543
Total	465,306

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.7 million at December 31, 2015). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final adjustment, if any, would not be material to our financial condition.

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

Year Ended December 31, 2015	High	Low
First Quarter	$24.78	$22.16
Second Quarter	26.59	23.13
Third Quarter	26.26	19.16
Fourth Quarter	29.77	19.43

Year Ended December 31, 2014
First Quarter	$20.52	$15.97
Second Quarter	20.34	17.52
Third Quarter	23.68	17.85
Fourth Quarter	23.16	19.75

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 11 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2010.

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

* Assuming $100 invested on 12/31/10 in HSII or index, including reinvestment of dividends.
Prepared by: Zacks Investment Research, Inc.
Copyright: Standard and Poor’s, Inc.

Dividends
Since September 2007, we have paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2015, the total cash dividend paid was $0.52 per share.

The following table outlines the record date, payment date and amount of quarterly cash dividends paid during 2014 and 2015:

Quarter	Record Date	Payment Date	Dividends (in millions)
Q1 2014	February 7, 2014	February 21, 2014	$2.4
Q2 2014	May 2, 2014	May 16, 2014	2.4
Q3 2014	August 1, 2014	August 15, 2014	2.4
Q4 2014	November 7, 2014	November 21, 2014	2.4
Q1 2015	February 6, 2015	February 20, 2015	2.4
Q2 2015	May 1, 2015	May 15, 2015	2.4
Q3 2015	August 7, 2015	August 21, 2015	2.4
Q4 2015	November 6, 2015	November 20, 2015	2.4

In December 2015, our Board of Directors declared a quarterly dividend of $0.13 per share on our common stock which was paid on February 19, 2016 to shareholders of record as of February 5, 2016. Cash dividends payable of $2.4 million related to the fourth quarter 2015 cash dividend, which was paid in the first quarter of 2016, is accrued in the Consolidated Balance Sheets as of December 31, 2015. Cash dividends payable of $2.4 million related to the fourth quarter 2014 cash dividend, was paid in the first quarter of 2015.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2015 and 2014 we paid $0.2 million and $0.1 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2015. As of December 31, 2015 and December 31, 2014, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. Other than noted below, the data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012		2011
	(in thousands, except per share and other operating data)
Statements of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$531,139	$494,292	$461,995	$443,777		$527,793
Reimbursements	17,172	18,947	18,998	21,304		26,187
Total revenue	548,311	513,239	480,993	465,081		553,980
Operating expenses:
Salaries and employee benefits	369,385	337,448	319,499	309,502		372,406
General and administrative expenses	127,692	130,191	126,931	113,826		123,592
Reimbursed expenses	17,172	18,947	18,998	21,304		26,187
Restructuring charges	—	—	—	810	(2)	16,344	(3)
Impairment charges	—	—	—	—		26,366	(4)
Total operating expenses	514,249	486,586	465,428	445,442		564,895
Operating income (loss)	34,062	26,653	15,565	19,639		(10,915)
Non-operating (expense) income:
Interest, net	(122)	(358)	(175)	1,118		1,402
Other, net	(2,386)	(2,108)	(2,002)	(495)		(5,262)	(5)
Net non-operating (expense) income	(2,508)	(2,466)	(2,177)	623		(3,860)
Income (loss) before income taxes	31,554	24,187	13,388	20,262		(14,775)
Provision for income taxes	14,422	17,390	7,041	14,022		18,947
Net income (loss)	$17,132	$6,797	$6,347	$6,240		$(33,722)
Basic weighted average common shares outstanding	18,334	18,210	18,077	17,971		17,780
Diluted weighted average common shares outstanding	18,715	18,432	18,232	18,120		17,780
Basic earnings (loss) per common share	$0.93	$0.37	$0.35	$0.35		$(1.90)
Diluted earnings (loss) per common share	$0.92	$0.37	$0.35	$0.34		$(1.90)
Cash dividends paid per share	$0.52	$0.52	$0.39	$0.65		$0.52
Balance Sheet Data (at end of period):
Working capital (1)	$79,533	$112,387	$107,177	$66,030		$117,030
Total assets (1)	572,718	568,621	552,937	494,890		515,522
Long-term debt, less current maturities	—	23,500	29,500	—		—
Stockholders’ equity	254,802	244,664	247,873	248,347		251,295
Other Operating Data:
Average number of consultants during the period	326	313	341	342		376

Notes to Selected Financial Data:

(1)
As Adjusted for the adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. See Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

(2)
In 2012, we recorded restructuring charges of $0.8 million in Europe related to adjustments associated with our 2011 restructuring plan. These charges consist of $1.1 million of employee-related costs associated with severance arrangements, partially offset by $0.3 million of adjustments to premise-related costs.

(3)
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

(4)
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

(5)
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
In addition to executive search, we provide culture shaping services and leadership consulting expertise including executive leadership assessment; leadership, team and board development; succession planning; talent strategy; people performance; inter-team collaboration; and organizational transformation. On October 1, 2015, we acquired Co Company Limited ("Co Company"), an organizational development consulting firm.
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

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA (non-GAAP), and Adjusted EBITDA margin (non-GAAP). Executive Search and Leadership Consulting performance is also measured using consultant headcount and consultant productivity. Specific to Executive Search, confirmation trends and average revenue per search are used to measure performance.

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

2015 Overview

Consolidated net revenue was $531.1 million for the year ended December 31, 2015, a increase of $36.8 million or 7.5% compared to December 31, 2014. Consultant productivity measured by net executive search and leadership consulting revenue per consultant was $1.5 million for the year ended December 31, 2015 and 2014. Average revenue per executive search was $115,300 for the year ended December 31, 2015 compared to $116,000 for the year ended December 31, 2014.

Operating income as a percentage of net revenue was 6.4% in 2015 compared to 5.4% in 2014. Operating income was driven by an increase in net revenue of $36.8 million and a decrease in general and administrative expense of $2.6 million, partially offset by an increase in salaries and employee benefits expense of $32.0 million. Salaries and employee benefits expense as a percentage of net revenue was 69.5% in 2015 and 68.3% in 2014. General and administrative expense as a percentage of net revenue was 24.0% in 2015 and 26.3% in 2014.

We ended the year with combined cash and cash equivalents of $190.5 million, a decrease of $20.9 million compared to $211.4 million at December 31, 2014. The decrease is primarily due to bonus payments, the repayment of our Term Loan, capital expenditures, tax extension payments, payment for the Co Company acquisition, cash dividend payments and earnout payments, partially offset by cash collections and a decline in our Days Sales Outstanding. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $129.7 million in bonuses related to 2015 performance in March and April 2016. In February 2016, we paid approximately $9.9 million in cash bonuses deferred in prior years.

2016 Outlook

We are currently forecasting 2016 first quarter net revenue of between $120 million and $130 million. Our 2016 first quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates from December 2015.

Our 2016 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under Risk Factors (See Item 1A. Risk Factors) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	$531,139	$494,292	$461,995
Reimbursements	17,172	18,947	18,998
Total revenue	548,311	513,239	480,993
Operating expenses:
Salaries and employee benefits	369,385	337,448	319,499
General and administrative expenses	127,692	130,191	126,931
Reimbursed expenses	17,172	18,947	18,998
Total operating expenses	514,249	486,586	465,428
Operating income	34,062	26,653	15,565
Non-operating expense
Interest, net	(122)	(358)	(175)
Other, net	(2,386)	(2,108)	(2,002)
Net non-operating expense	(2,508)	(2,466)	(2,177)
Income before income taxes	31,554	24,187	13,388
Provision for income taxes	14,422	17,390	7,041
Net income	$17,132	$6,797	$6,347
Basic weighted average common shares outstanding	18,334	18,210	18,077
Diluted weighted average common shares outstanding	18,715	18,432	18,232
Basic net income per common share	$0.93	$0.37	$0.35
Diluted net income per common share	$0.92	$0.37	$0.35
Cash dividends paid per share	$0.52	$0.52	$0.39

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	3.2	3.8	4.1
Total revenue	103.2	103.8	104.1
Operating expenses:
Salaries and employee benefits	69.5	68.3	69.2
General and administrative expenses	24.0	26.3	27.5
Reimbursed expenses	3.2	3.8	4.1
Total operating expenses	96.8	98.4	100.7
Operating income	6.4	5.4	3.4
Non-operating expense
Interest, net	—%	—%	—%
Other, net	(0.4)	(0.4)	(0.4)
Net non-operating expense	(0.5)	(0.5)	(0.5)
Income before income taxes	5.9	4.9	2.9
Provision for income taxes	2.7	3.5	1.5
Net income	3.2%	1.4%	1.4%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 18, Segment Information). Due to our recent acquisitions, we are currently reviewing our 2016 segment presentation and disclosure.

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Executive Search and Leadership Consulting
Americas	$300,473	$260,830	$256,706
Europe	100,606	108,979	90,081
Asia Pacific	93,733	89,732	90,418
Total Executive Search and Leadership Consulting	494,812	459,541	437,205
Culture Shaping	36,327	34,751	24,790
Revenue before reimbursements (net revenue)	531,139	494,292	461,995
Reimbursements	17,172	18,947	18,998
Total	$548,311	$513,239	$480,993
Operating income:
Executive Search and Leadership Consulting
Americas	$67,672	$57,682	$60,171
Europe	2,234	4,806	(6,513)
Asia Pacific	5,843	4,886	3,678
Total Executive Search and Leadership Consulting	75,749	67,374	57,336
Culture Shaping	4,913	4,621	(4,215)
Total Segments	80,662	71,995	53,121
Global Operations Support	(46,600)	(45,342)	(37,556)
Total	$34,062	$26,653	$15,565

2015 Compared to 2014

Total revenue. Consolidated total revenue increased $35.1 million, or 6.8%, to $548.3 million in 2015 from $513.2 million in 2014. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $36.8 million or 7.5%, to $531.1 million in 2015 from $494.3 million in 2014. Foreign exchange rate fluctuations decreased revenue by $24.2 million, or 4.9%. Executive Search and Leadership Consulting net revenue was $494.8 million in 2015, an increase of $35.3 million compared to 2014. Strong growth in Healthcare & Life Sciences, Global Technology & Services and Financial Services practice groups were the primary drivers for the increase in consolidated net revenue, partially offset by a decrease in the Consumer Markets practice group. Culture Shaping net revenue was $36.3 million in 2015, an increase of $1.5 million compared to 2014.
The number of Executive Search and Leadership Consulting consultants was 334 as of December 31, 2015 compared to 307 as of December 31, 2014. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million for the year ended December 31, 2015 and 2014, respectively. Specific to Executive Search, our primary business, the number of confirmed searches increased 7.3% compared to 2014. The average revenue per executive search decreased to $115,300 for the year ended December 31, 2015 compared to $116,000 for the year ended December 31, 2014.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $32.0 million or 9.5%, to $369.4 million in 2015 from $337.4 million in 2014. Variable compensation increased $18.0 million due to increased production, partially offset by foreign exchange rate fluctuations of $4.5 million. Fixed compensation increased $13.9 million due to higher average headcount and minimum guarantees for new consultant hires. The increase in fixed compensation was partially offset by foreign exchange rate fluctuations of $12.4 million and lower severance costs. Foreign exchange rate fluctuations decreased total salaries and employee benefits by $16.9 million or 5.0%.

In 2015, we had an average of 1,538 employees, compared to an average of 1,477 employees in 2014. As a percentage of net revenue, salaries and employee benefits expense was 69.5% in 2015, compared to 68.3% in 2014.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.6 million, or 1.9%, to $127.6 million for the year ended December 31, 2015 from $130.2 million for the year ended December 31, 2014. The decrease was primarily due to the impact of foreign exchange rates of $5.0 million, lower amortization and accretion expense of $1.2 million and the 2014 state franchise tax matter of $1.3 million, which occurred in 2014 and did not reoccur in 2015. These decreases were partially offset by expenses related to our newly acquired company, higher IT-related costs of $1.4 million, higher legal fees of $1.1 million and higher training costs.

As a percentage of net revenue, general and administrative expenses were 24.0% in 2015, compared to 26.3% in 2014.

Operating income. Our consolidated operating income was $34.1 million in 2015 compared to $26.7 million in 2014. The impacts of foreign exchange rate fluctuations reduced operating income by $2.2 million.

Net non-operating expense. Net non-operating expense was $2.5 million for 2015 and 2014.

Net interest expense was $0.1 million and $0.4 million in 2015 and 2014, respectively. Interest expense of $0.5 million associated with the Term Loan was partially offset by interest income of $0.4 million for the year ended December 31, 2015.
Interest expense of $0.9 million associated with the Term Loan was partially offset by interest income of $0.5 million for the year ended December 31, 2014.

Other, net expense was $2.4 million and $2.1 million in 2015 and 2014. For the year ended December 31, 2015, net other non-operating expense consists primarily of $1.2 million exchange losses from balances which are denominated in non-functional currencies and are not considered permanent in nature, $0.8 million of losses on disposals of fixed assets and $0.6 million of minority interest. For the year ended December 31, 2014, net other non-operating expense consisted primarily of exchange losses from balances which were denominated in non-functional currencies and not considered permanent in nature.

Income taxes. See Note 17, Income Taxes.

Executive Search and Leadership Consulting

Americas
The Americas segment reported net revenue of $300.5 million in 2015, an increase of 15.2% from $260.8 million in 2014. The increase in net revenue was due to higher Executive Search confirmations and higher average revenue per Executive Search. The Financial Services, Healthcare & Life Sciences, Global Technology & Services and Industrial practice groups contributed to the increased net revenue, partially offset by the Consumer Markets practice group. The number of consultants was 152 as of December 31, 2015, compared to 140 as of December 31, 2014.
Salaries and employee benefits expense increased $27.0 million from 2014. Fixed compensation increased $14.7 million due to higher average headcount and minimum guarantees for new consultants hires. Variable compensation increased $12.3 million primarily due to higher production.
General and administrative expenses increased $2.7 million primarily due to higher IT-related costs of $0.9 million, regional conference expenses of $0.7 million, and higher other professional service fees.
Operating income was $67.7 million in 2015, an increase of $10.0 million compared to $57.7 million in 2014.

Europe
Europe reported net revenue of $100.6 million in 2015, a decrease of 7.7% from $109.0 million in 2014. The decrease in revenue was due to foreign exchange rate fluctuations which decreased revenue by $12.6 million, or 11.6%, partially offset by revenue generated by the acquisition of Co Company in the fourth quarter of 2015. The decrease in net revenue was across all industry practice groups except the Global Technology & Services practice group. The number of consultants was 90 as of December 31, 2015 and 89 as of December 31, 2014, with Co Company contributing four consultants.

Salaries and employee benefits expense decreased $3.7 million from 2014 primarily due to the impact of foreign exchange rate fluctuations of $8.7 million. Fixed compensation decreased $2.2 million due to foreign exchange impacts of $7.0 million, partially offset by higher average headcount, minimum guarantees for new consultant hires, and the salaries and employee benefits cost related to the employees of Co Company, our fourth quarter 2015 acquisition. Variable compensation decreased $1.5 million due foreign exchange fluctuations.
General and administrative expense decreased $2.1 million from 2014 due to a $2.7 million benefit of foreign currency fluctuations, lower hiring fees and bad debt expense and the non-recurring benefit from 2014 related to the value added tax charge of $0.5 million, partially offset by Co Company expenses and $0.6 million of costs associated with the regional conference in 2015.
The Europe segment reported operating income of $2.2 million in 2015, a decrease of $2.6 million compared to $4.8 million in 2014.

Asia Pacific
Asia Pacific reported net revenue of $93.7 million in 2015, an increase of 4.5% compared to $89.7 million in 2014. The increase in net revenue was partially offset by the impact of foreign exchange rate fluctuations which lowered net revenue by $7.4 million in 2015. The increase in net revenue was due to higher average revenue per Executive Search. The Global Technology & Services, Healthcare & Life Sciences and Financial Services practice groups increased net revenue, partially offset by the Consumer Markets practice group. The number of consultants was 92 as of December 31, 2015, compared to 78 as of December 31, 2014.
Salaries and employee benefits expense increased $4.0 million. The impact of foreign exchange rate fluctuations lowered salaries and employee benefits expense by $4.7 million. Variable compensation increased $6.2 million due to higher production, partially offset by foreign exchange rate fluctuations of $1.7 million. Fixed compensation decreased $2.2 million due to foreign exchange rate fluctuations of $3.0 million and lower separation costs, partially offset by the cost of higher headcount and minimum guarantees for new consultant hires.
General and administrative expenses decreased $1.0 million primarily due to the benefit of foreign currency fluctuations of $1.3 million, partially offset by $0.5 million of costs associated with the regional conference in 2015.
The Asia Pacific segment reported operating income of $5.8 million in 2015, an increase of $1.0 million compared to 2014.

Culture Shaping
The Culture Shaping segment reported net revenue of $36.3 million in 2015, an increase of 4.5% compared to $34.8 million in 2014. Net revenue increased due to additional projects. Net revenue in 2014 excluded $0.4 million of pre-acquisition deferred revenue that we were unable to recognize as a result of purchase accounting.
Salaries and employee benefits expense increased $2.2 million due to higher average headcount and variable compensation.
General and administrative expenses decreased $0.9 million due to lower amortization and accretion expense of $1.4 million, partially offset by internal meeting costs.
The Culture Shaping segment reported operating income of $4.9 million in 2015, a increase of $0.3 million compared to $4.6 million in 2014.

Global Operations Support
Global Operations Support expenses in 2015 increased $1.2 million or 2.8% to $46.5 million from $45.3 million in 2014.
Salaries and employee benefits expense increased $2.3 million. The increase in salaries and employee benefits expense was due to increases in fixed compensation of $2.2 million from higher support staff headcount and from higher stock-based compensation expense, which increased due to higher performance share unit compensation and a prior year forfeiture of equity awards.
General and administrative expense decreased $1.1 million. The decrease in general and administrative expense was primarily due to the prior year expense for the global partner meeting of $1.8 million and the state franchise tax matter of $1.3 million, partially offset by higher legal costs of $1.3 million and higher training costs of $1.1 million in 2015.

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

General and administrative expenses. Consolidated general and administrative expenses increased $3.3 million, or 2.6%, to $130.2 million in 2014 from $126.9 million in 2013. The increase was primarily due to $2.1 million for new information technology system contracts, $1.8 million for hiring and staffing fees, and $1.3 million for a state franchise tax matter. The increase was partially offset by a $1.5 million reduction in legal, strategy, and other professional consulting fees and $0.7 million in office occupancy expenses.

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

Lines of Credit. On June 30, 2015, we entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”) (See Note 12, Line of Credit in the Notes to Consolidated Financial Statements), and replaced our revolving facility and term facility (“Existing Facility”) with a single senior unsecured revolving line of credit. The Restated Credit Agreement has an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature. On the amendment date, an aggregate of $26.5 million of term loans outstanding under the Existing Facility remained outstanding as revolving borrowings under the Replacement Facility. On September 30, 2015, the Company repaid the full outstanding $26.5 million balance of the revolver, in order to reduce the Company's interest expense. As of December 31, 2014, there was $29.5 million outstanding under the Term Facility.
There were no other borrowings made during the years ended 2015 and 2014. During 2015 and 2014 we were in compliance with the financial and other covenants under the Restated Credit Agreement, respectively, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at December 31, 2015 were $190.5 million, a decrease of $20.9 million compared to $211.4 million at December 31, 2014. The $190.5 million of cash and cash equivalents at December 31, 2015 includes $73.8 million held by our foreign subsidiaries. A portion of the $73.8 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We expect to pay approximately $129.7 million in variable compensation related to 2015 performance in March and April 2016. In February 2016, we paid approximately $9.9 million in variable compensation that was deferred in prior years.

Cash flows provided from operating activities. In 2015, cash provided by operating activities was $57.6 million, principally reflecting an increase in accrued expenses of $37.2 million, higher net income of $17.1 million and depreciation and amortization expense of $13.7 million, partially offset by an increase in accounts receivable of $8.7 million. The accrued expense increase reflects approximately $113 million of bonus payments for 2014 and prior year cash deferrals partially offset by 2015 bonus accruals of $148 million. The accounts receivable increase reflects higher revenue in the fourth quarter of 2015 compared to the fourth quarter of 2014.

In 2014, cash provided by operating activities was $56.8 million, principally reflecting an increase in accrued expenses of $30.0 million, net income of $6.8 million and a valuation adjustment to our German pension plan, partially offset by a decrease in other assets and liabilities of $8.2 million. The accrued expense increase reflects approximately $108 million of bonus accruals for 2014 partially offset by bonus payments of $86 million.

In 2013, cash provided by operating activities was $44.0 million, principally reflecting income net of non-cash charges, an increase in bonus, severance and retention accruals, and an increase in income tax payable, net of the increase in income tax receivable partially offset by bonus payments of approximately $87 million in 2013 related to 2012 performance.

Cash flows used in investing activities. Cash used in investing activities was $27.5 million in 2015 primarily due to capital expenditures of $16.4 million, the acquisition of Co Company for $10.3 million, and net purchases of available for sale securities of $0.8 million. Capital expenditures primarily related to office build outs or renovations for eight offices, of which $4.3 million was reimbursed as tenant improvement allowances and reflected as an operating activity. Our capital expenditures consist mostly of office build outs and investments in technology.

Cash used in investing activities was $3.3 million in 2014 primarily due to capital expenditures of $3.4 million.

Cash used in investing activities was $5.2 million in 2013 primarily due to capital expenditures of $3.7 million and the acquisition of Scambler MacGregor for $1.0 million.

Cash flows used in (provided by) financing activities. Cash used in financing activities in 2015 was $46.3 million primarily due to debt repayments of $29.5 million, quarterly cash dividend payments to shareholders of $10.0 million and earnout payments of $5.5 million related to the Senn Delaney and Scambler MacGregor acquisitions.

Cash used in financing activities in 2014 was $19.7 million primarily due quarterly cash dividend payments to shareholders of $9.9 million, debt repayments of $6.0 million, an earnout payment of $3.4 million related to the Senn Delaney acquisition and employee tax withholdings on equity transactions of $0.4 million.

Cash provided by financing activities in 2013 was $27.2 million primarily due proceeds from our debt issuance, net of repayments of $35.5 million, partially offset by cash dividend payments of $7.3 million, payments for employee tax withholdings on equity transactions of $0.7 million and an earnout payment of a $0.4 million related to the Bell McCaw Bampfylde Limited acquisition.

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2015. As of December 31, 2015 and December 31, 2014, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the amount authorized for repurchases has been spent.

Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. The following table presents our known contractual obligations as of December 31, 2015 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations:
Office space and equipment lease obligations	$28.7	$22.2	$20.6	$20.2	$13.1	$39.9	$144.7
Asset retirement obligations (1)	1.0	0.3	0.2	0.8	—	—	2.3
Total	$29.7	$22.5	$20.8	$21.0	$13.1	$39.9	$147.0

(1)
Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2015. The obligations related to these employee benefit plans are described in Note 13, Employee Benefit Plans, and Note 14, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $0.1 million as of December 31, 2015, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Net revenue associated with culture shaping consulting is recognized proportionally as services are performed. Net revenue associated with licenses to use our culture shaping proprietary materials is typically recognized over the term of the arrangement.

Depending on the terms of that agreement, net revenue from certain leadership consulting and non-standard executive search engagements is either recognized proportionally as services are performed or in accordance with the completion of the engagement deliverables.

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

Deferred taxes have been recorded for U.S. income taxes and foreign withholding taxes related to undistributed foreign earnings that are not permanently reinvested. Annually, we assess material changes in estimates of cash, working capital and long-term investment requirements in order to determine whether these earnings should be distributed. If so, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

Goodwill and other intangible assets. We review goodwill for impairment annually. We also review goodwill and long-lived assets; including identifiable intangible assets for impairment whenever events or changes in circumstances indicate that it is more-likely-than-not that the fair value has fallen below the carrying amount of an asset. We review factors such as a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors to determine if an impairment test is necessary. Our annual impairment test begins with a qualitative assessment to determine whether it is necessary to perform the first step of the two-step, fair value based goodwill impairment test. The qualitative assessment includes evaluating whether events and circumstances indicate that it is more-likely-than-not that fair values of reporting units are greater than the carrying values. If the qualitative factors do not indicate that it is more-likely-than-not that the fair values of the reporting units are greater than the carrying values then we perform step 1 of the two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step one. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of our reporting units as defined in the accounting standard for goodwill and intangible assets. We operate our executive search and leadership consulting services in three segments: the Americas, which includes North America and Latin America; Europe, which includes Africa; and Asia Pacific, which includes the Middle East. We operate our culture shaping business as a separate segment.

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

Recently Adopted Financial Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this standard and has applied the requirements retrospectively to all periods presented as denoted by As Adjusted captions within the Consolidated Financial Statements and related footnotes. The adoption of this standard resulted in the reclassification $15.1 million and $12.1 million of current deferred income tax assets as of December 31, 2015 and 2014, respectively, to noncurrent deferred income tax assets and $0.2 million and $0.1 million from current deferred income tax liabilities as of December 31, 2015 and 2014, respectively, to noncurrent deferred income tax liabilities.

Recent Financial Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this accounting guidance.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date has been deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

Quarterly Financial Information (Unaudited)

The following table sets forth certain financial information for each quarter of 2015 and 2014. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2015				2014
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$115,153	$133,045	$138,421	$144,520	$111,121	$136,080	$125,829	$121,262
Operating income	6,672	9,172	12,933	5,285	780	12,512	9,557	3,804
Income before income taxes	6,526	9,118	11,137	4,773	512	12,744	8,917	2,014
Provision for income taxes	3,100	4,162	3,647	3,513	1,256	8,957	5,925	1,252
Net income (loss)	3,426	4,956	7,490	1,260	(744)	3,787	2,992	762
Basic earnings (loss) per common share	0.19	0.27	0.41	0.07	(0.04)	0.21	0.16	0.04
Diluted earnings (loss) per common share	0.18	0.27	0.40	0.07	(0.04)	0.21	0.16	0.04
Cash dividends paid per share	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2015 net income by approximately $0.1 million. For financial information by segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heidrick & Struggles International, Inc.:

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the presentation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ KPMG LLP
Chicago, Illinois
March 10, 2016

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

		As Adjusted
	December 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$190,452	$211,352
Restricted cash	7,197	6,501
Accounts receivable, net	76,058	68,353
Prepaid expenses	19,197	14,536
Other current assets	11,250	12,205
Income taxes recoverable	4,809	5,288
Total current assets	308,963	318,235
Non-current assets:
Property and equipment, net	36,498	30,417
Assets designated for retirement and pension plans	16,857	19,426
Investments	14,145	13,709
Other non-current assets	11,115	8,292
Goodwill	131,122	122,176
Other intangible assets, net	18,687	20,939
Deferred income taxes	35,331	35,427
Total non-current assets	263,755	250,386
Total assets	$572,718	$568,621
Current liabilities:
Current portion of debt	$—	$6,000
Accounts payable	6,150	5,493
Accrued salaries and employee benefits	158,875	130,434
Deferred revenue, net	29,724	30,452
Other current liabilities	31,239	26,785
Income taxes payable	3,442	6,684
Total current liabilities	229,430	205,848
Non-current liabilities:
Non-current term debt, less current maturities	—	23,500
Retirement and pension plans	35,949	39,892
Other non-current liabilities	52,537	54,717
Total non-current liabilities	88,486	118,109
Total liabilities	317,916	323,957
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,379,398 and 18,239,939 shares outstanding at December 31, 2015 and December 31, 2014, respectively	196	196
Treasury stock at cost, 1,206,379 and 1,345,838 shares at December 31, 2015 and December 31, 2014, respectively	(39,583)	(44,261)
Additional paid in capital	232,358	232,075
Retained earnings	52,572	45,431
Accumulated other comprehensive income	9,259	11,223
Total stockholders’ equity	254,802	244,664
Total liabilities and stockholders’ equity	$572,718	$568,621
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	December 31,
	2015	2014	2013
Revenue:
Revenue before reimbursements (net revenue)	$531,139	$494,292	$461,995
Reimbursements	17,172	18,947	18,998
Total revenue	548,311	513,239	480,993
Operating expenses:
Salaries and employee benefits	369,385	337,448	319,499
General and administrative expenses	127,692	130,191	126,931
Reimbursed expenses	17,172	18,947	18,998
Total operating expenses	514,249	486,586	465,428
Operating income	34,062	26,653	15,565
Non-operating expense
Interest, net	(122)	(358)	(175)
Other, net	(2,386)	(2,108)	(2,002)
Net non-operating expense	(2,508)	(2,466)	(2,177)
Income before income taxes	31,554	24,187	13,388
Provision for income taxes	14,422	17,390	7,041
Net income	17,132	6,797	6,347
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,811)	(1,235)	(1,999)
Net unrealized (loss) gain on available-for-sale investments	(789)	262	1,265
Pension gain (loss) adjustment	714	(2,736)	628
Unrealized (loss) gain on cash flow hedge	(78)	(37)	115
Other comprehensive (loss) income, net of tax	(1,964)	(3,746)	9
Comprehensive income	$15,168	$3,051	$6,356
Basic weighted average common shares outstanding	18,334	18,210	18,077
Diluted weighted average common shares outstanding	18,715	18,432	18,232
Basic net income per common share	$0.93	$0.37	$0.35
Diluted net income per common share	$0.92	$0.37	$0.35
Cash dividends paid per share	$0.52	$0.52	$0.39
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	19,586	$196	1,592	$(52,523)	$234,010	$51,704	$14,960	$248,347
Net income	—	—	—	—	—	6,347	—	6,347
Other comprehensive income, net of tax	—	—	—	—	—	—	9	9
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,747	—	—	3,747
Vesting of equity, net of tax withholdings	—	—	(120)	4,038	(4,752)	—	—	(714)
Re-issuance of treasury stock	—	—	(20)	674	(374)	—	—	300
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,415)	—	(9,415)
Dividend equivalents on restricted stock units	—	—	—	—	—	(125)	—	(125)
Tax deficit related to stock-based compensation	—	—	—	—	(623)	—	—	(623)
Balance at December 31, 2013	19,586	196	1,452	(47,811)	232,008	48,511	14,969	247,873
Net income	—	—	—	—	—	6,797	—	6,797
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,746)	(3,746)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,579	—	—	3,579
Vesting of equity, net of tax withholdings	—	—	(82)	2,737	(3,142)	—	—	(405)
Re-issuance of treasury stock	—	—	(24)	813	(363)	—	—	450
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,481)	—	(9,481)
Dividend equivalents on restricted stock units	—	—	—	—	—	(396)	—	(396)
Tax deficit related to stock-based compensation	—	—	—	—	(7)	—	—	(7)
Balance at December 31, 2014	19,586	196	1,346	(44,261)	232,075	45,431	11,223	244,664
Net income	—	—	—	—	—	17,132	—	17,132
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,964)	(1,964)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	5,066	—	—	5,066
Vesting of equity, net of tax withholdings	—	—	(123)	4,094	(4,972)	—	—	(878)
Re-issuance of treasury stock	—	—	(17)	584	(135)	—	—	449
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,550)	—	(9,550)
Dividend equivalents on restricted stock units	—	—	—	—	—	(441)	—	(441)
Tax surplus related to stock-based compensation	—	—	—	—	324	—	—	324
Balance at December 31, 2015	19,586	$196	1,206	$(39,583)	$232,358	$52,572	$9,259	$254,802

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows - operating activities:
Net income	$17,132	$6,797	$6,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,696	15,312	16,275
Deferred income taxes	(1,166)	237	(3,749)
Stock-based compensation expense	5,066	3,579	3,747
Accretion expense related to earnout payments	1,294	1,854	2,082
Cash paid for restructuring charges	—	(142)	(999)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivables	(8,714)	217	(3,161)
Accounts payable	810	(2,113)	(504)
Accrued expenses	37,207	29,979	12,888
Deferred revenue	(236)	3,486	2,735
Income taxes (payable) recoverable, net	(3,257)	1,482	4,292
Retirement and pension plan assets and liabilities	(1,142)	4,477	1,201
Prepaid expenses	(4,388)	(207)	(625)
Other assets and liabilities, net	1,281	(8,194)	3,504
Net cash provided by operating activities	57,583	56,764	44,033
Cash flows - investing activities:
Restricted cash	—	(53)	26
Acquisition of business and earnout payments, net of cash acquired	(10,312)	—	(1,023)
Capital expenditures	(16,427)	(3,359)	(3,731)
Purchases of available for sale investments	(1,526)	(963)	(749)
Proceeds from sale of available for sale investments	758	1,084	252
Net cash used in investing activities	(27,507)	(3,291)	(5,225)
Cash flows - financing activities:
Proceeds from debt issuance	—	—	40,000
Debt repayment	(29,500)	(6,000)	(4,500)
Debt issuance costs	(473)	—	—
Cash dividends paid	(9,991)	(9,864)	(7,260)
Payment of employee tax withholdings on equity transactions	(878)	(406)	(713)
Acquisition earnout payments	(5,496)	(3,390)	(357)
Net cash (used in) provided by financing activities	(46,338)	(19,660)	27,170
Effect of exchange rates fluctuations on cash and cash equivalents	(4,638)	(4,107)	(1,937)
Net (decrease) increase in cash and cash equivalents	(20,900)	29,706	64,041
Cash and cash equivalents at beginning of period	211,352	181,646	117,605
Cash and cash equivalents at end of period	$190,452	$211,352	$181,646
Supplemental Schedule of Non-cash Financing Activities:
Term loan facility retirement (Note 12)	$(26,500)	$—	$—
Subsequent drawing on line of credit (Note 12)	$26,500	$—	$—
Supplemental disclosures of cash flow information
Cash paid for
Gross income taxes	$16,936	$14,175	$6,650
Interest	$442	$861	$879
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share figures)

1.	Basis of Presentation

Heidrick & Struggles International, Inc. and Subsidiaries (the “Company”) is engaged in providing executive search, culture shaping and leadership consulting services to clients on a retained basis. The Company operates in the Americas, Europe and Asia Pacific regions.
The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly-owned subsidiaries and have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowances for deferred tax assets and liabilities, and assessment of goodwill and other intangible assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2015, the Company had no significant concentrations of risk.

Accounts Receivable

The Company’s accounts receivable consist of trade receivables. The allowance for doubtful accounts is developed based upon several factors including the age of the Company’s accounts receivable, historical write-off experience and specific account analysis. These factors may change over time, impacting the allowance level.

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

Investments

The Company’s investments consist primarily of available-for-sale investments within the U.S. non-qualified deferred compensation plan (the “Plan”).

Available-for-sale investments are reported at fair value with changes in unrealized gains (losses) recorded as a separate component of Accumulated other comprehensive income in the Consolidated Balance Sheets until realized. Realized gains (losses) resulting from an employee’s termination from the Plan are recorded as a non-operating expense in the Consolidated Statements of Comprehensive Income.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Other intangible assets include client relationships, trade name, software, employee non-compete agreements and technology. The Company performs assessments of the carrying value of goodwill at least annually and of its goodwill and other intangible assets whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

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

Revenue Recognition

Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. For each assignment, the Company and its client enter into a contract that outlines the general terms and conditions of the assignment. Typically, the Company is paid a retainer for its executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, generally, if the actual compensation of a placed candidate exceeds the estimated compensation, the Company often is authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract.

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

Net revenue associated with culture shaping consulting is recognized proportionally as services are performed. Net revenue associated with licenses to use our culture shaping proprietary materials is typically recognized over the term of the arrangement.

Depending on the terms of that agreement, net revenue from certain leadership consulting and non-standard executive search engagements is either recognized proportionally as services are performed or in accordance with the completion of the engagement deliverables.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue and expense in its Consolidated Statements of Comprehensive Income.

Salaries and Employee Benefits

Salaries and employee benefits consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual performance-related bonuses. Other items in this category are expenses related to sign-on bonuses, forgivable employee loans and minimum guaranteed bonuses (often incurred in connection with the hiring of new consultants), restricted stock unit and performance share unit amortization, payroll taxes, profit sharing and retirement benefits, and employee insurance benefits.

Salaries and employee benefits are recognized on an accrual basis. Certain sign-on bonuses, retention awards, and minimum guaranteed compensation are capitalized and amortized in accordance with the terms of the respective agreements.

A portion of the Company’s consultants’ and management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with the Company’s bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in Accrued salaries and employee benefits and Other non-current liabilities in the Consolidated Balance Sheets.

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

Recently Issued Financial Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this accounting guidance.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date has been deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures. The effect is not known or reasonably estimable at this time.

Recently Adopted Financial Accounting Standards
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this standard and has applied the requirements retrospectively to all periods presented as denoted by As Adjusted captions within the Consolidated Financial Statements and related footnotes. The adoption of this standard resulted in the reclassification $15.1 million and $12.1 million of current deferred income tax assets as of December 31, 2015 and 2014, respectively, to noncurrent deferred income tax assets and $0.2 million and $0.1 million from current deferred income tax liabilities as of December 31, 2015 and 2014, respectively, to noncurrent deferred income tax liabilities.

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2015	2014	2013
Balance at January 1,	$3,942	$4,709	$4,798
Provision charged to income	2,772	241	851
Write-offs	(1,140)	(772)	(870)
Currency	(198)	(236)	(70)
Balance at December 31,	$5,376	$3,942	$4,709

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2015	2014
Leasehold improvements	$40,583	$43,930
Office furniture, fixtures and equipment	16,234	18,693
Computer equipment and software	28,648	30,751
Property and equipment, gross	85,465	93,374
Accumulated depreciation	(48,967)	(62,957)
Property and equipment, net	$36,498	$30,417

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $8.8 million, $9.8 million, and $10.4 million, respectively.

5.	Restricted Cash

The components of the Company’s restricted cash are as follows

	December 31,
	2015	2014
Current restricted cash
Retention escrow	$6,501	$6,501
Lease guarantees	696	—
Total current restricted cash	$7,197	$6,501

Non-current restricted cash
Lease guarantees	$478	$1,316
Business licenses	91	95
Total non-current restricted cash	$569	$1,411

The retention escrow is associated with the Senn Delaney acquisition and was paid to certain key executives of Senn Delaney in January 2016 for remaining with the Company for three years subsequent to the acquisition (See Note 8, Acquisitions). The Company has lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements, which extend through 2018. Non-current restricted cash is included in Other non-current assets on the Consolidated Balance Sheet.

6.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The fair value for these investments was $14.1 million and $13.7 million as of December 31, 2015 and 2014, respectively. The aggregate cost basis for these investments was $11.1 million and $10.1 million as of December 31, 2015 and 2014, respectively.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2015
U.S. non-qualified deferred compensation plan	$14,145	$—	$—	$14,145
Assets designated for retirement and pension plans	—	18,164	—	18,164
Acquisition earnout accruals	—	—	(12,033)	(12,033)
	$14,145	$18,164	$(12,033)	$20,276

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2014
U.S. non-qualified deferred compensation plan	$13,709	$—	$—	$13,709
Assets designated for retirement and pension plans	—	20,880	—	20,880
Derivatives designated as cash flow hedge	—	125	—	125
Acquisition earnout accruals	—	—	(12,944)	(12,944)
	$13,709	$21,005	$(12,944)	$21,770

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the year ended December 31, 2015.

Acquisition Earnout Accruals
Balance at December 31, 2014	$(12,944)
Unrealized losses	—
Acquisition earnout (Note 8)	(4,231)
Earnout accretion	(1,294)
Earnout payments	5,496
Foreign currency translation	276
Other	664
Balance at December 31, 2015	$(12,033)

The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities are accruals for future earnout payments related to current year and prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

8.	Acquisitions

Co Company Limited

 On October 1, 2015, the Company acquired Co Company, a UK-based management consulting firm that specializes in Organizational Development for £7.1 million (equivalent to $10.4 million at December 31, 2015) of initial consideration, pursuant to a stock purchase, which was funded from existing cash.  The former owners of Co Company are eligible to receive additional cash consideration upon the realization of specific revenue and EBITDA Margin milestones achieved over the period October 1, 2015 through December 2018. When estimating the fair value of future cash consideration, the Company has accrued £2.8 million (equivalent to $4.2 million) as of December 31, 2015. The Company has recognized $0.1 million of accretion expense included in General and administrative expenses in December 31, 2015. The Company recorded $2.9 million of intangible assets and $10.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The fair value estimate of assets acquired and liabilities assumed is pending completion of income and non-income related taxes.

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $0.8 million at December 31, 2015 and $0.9 million at December 31, 2014) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.7 million was paid during the first quarter of 2015. When estimating the fair value of future earnout payments, the Company has accrued 1.6 million Australian dollars and 2.4 million Australian dollars (equivalent to $1.2 million and $2.0 million, respectively) as of December 31, 2015 and 2014, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $4.8 million and $3.4 million was paid during the second quarter of 2015 and 2014, respectively. The Company has accrued $6.6 million and $10.9 million at December 31, 2015 and December 31, 2014, respectively, for the remaining cash consideration. The Company has recognized $1.1 million and $1.7 million of accretion expense included in General and administrative expenses in December 31, 2015 and 2014, respectively. The Company also held $6.5 million in a retention escrow at December 31, 2015 that was paid to certain key executives of Senn Delaney in January 2016 for remaining with the Company for three years subsequent to the acquisition. The Company recognized $2.1 million and $2.0 million of compensation expense included in Salaries and employee benefits in December 31, 2015 and 2014, respectively, related to the retention awards.

9.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Executive Search and Leadership Consulting- Americas	Executive Search and Leadership Consulting- Europe	Executive Search and Leadership Consulting- Asia Pacific	Culture Shaping	Total
Balance at December 31, 2012	$82,941	$—	$8,292	$29,707	$120,940
Scambler MacGregor acquisition	—	—	2,729	—	2,729
Exchange rate fluctuations	(301)	—	(167)	73	(395)
Balance at December 31, 2013	82,640	—	10,854	29,780	123,274
Exchange rate fluctuations	(370)	—	(599)	(129)	(1,098)
Balance at December 31, 2014	82,270	—	10,255	29,651	122,176
Co Company acquisition	—	10,745	—	—	10,745
Exchange rate fluctuations	(644)	—	(1,044)	(111)	(1,799)
Balance at December 31, 2015	$81,626	$10,745	$9,211	$29,540	$131,122

During the 2015 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2015. The goodwill impairment evaluation is performed using a two-step, fair value based test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step 1. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of the Company’s reporting units that have goodwill as defined in the accounting standard for goodwill and intangible assets. The Company operates four reporting units: the Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East, and Culture Shaping. On October 1, 2015, the Company acquired Co Company and included the fair value of the acquired assets and liabilities as of the acquisition date on the Consolidated Balance Sheet. The Company also included $10.7 million of goodwill in the Europe reporting unit. The Company determined that no events or changes in circumstances indicated that it was more-likely-than-not that the fair value of Co Company was less than its carrying values since the acquisition date. Due to this determination, the Company did not include the goodwill related to the Co Company acquisition in its annual goodwill impairment evaluation as of October 31, 2015.

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

The assumptions used in the determination of fair value were (1) a forecast of growth in the near term; (2) the discount rate; (3) working capital investments; and (4) other factors. Based on the result of the first step of this goodwill impairment analysis, the fair values of the Americas, Asia Pacific, and Culture Shaping reporting units exceeded their carrying values by 151%, 19%, and 34%, respectively. The fair value of a reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. The Company continues to monitor potential triggering events including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in an impairment charge. Since the fair value of the reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	December 31, 2015	December 31, 2014
Executive Search and Leadership Consulting
Americas	$764	$1,044
Europe	2,548	—
Asia Pacific	209	383
Total Executive Search and Leadership Consulting	3,521	1,427
Culture Shaping	15,166	19,512
Total other intangible assets, net	$18,687	$20,939

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2015			December 31, 2014
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	7.5	$25,414	$(17,550)	$7,864	$23,316	$(14,999)	$8,317
Trade name	15.0	9,251	(3,416)	5,835	9,334	(2,358)	6,976
Software	7.0	7,200	(3,086)	4,114	7,200	(2,057)	5,143
Non-compete	5.0	586	(117)	469	593	(90)	503
Technology	3.0	442	(37)	405	—	—	—
Total intangible assets	9.5	$42,893	$(24,206)	$18,687	$40,443	$(19,504)	$20,939

Intangible asset amortization expense for the years ended December 31, 2015, 2014 and 2013 was $4.9 million, $5.5 million and $5.8 million, respectively. The estimated intangible amortization expense is $5.6 million for fiscal year 2016, $4.3 million for fiscal year 2017, $3.2 million for fiscal year 2018, $2.4 million for fiscal year 2019 and $1.0 million for fiscal year 2020. These amounts are based on intangible assets recorded as of December 31, 2015, and actual amortization expense could differ from these estimates as a result of future acquisitions and other factors.

10.	Derivative Financial Instruments

In the third quarter of 2015, the Company terminated its interest rate swap. The Company realized a negligible gain on this transaction.

11.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	December 31, 2015	December 31, 2014
Accrued salaries and employee benefits	$32,690	$31,605
Premise related costs	17,790	15,058
Accrued earnout payments	788	7,567
Other (1)	1,269	487
Total other non-current liabilities	$52,537	$54,717

(1) As Adjusted for the adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. See Note 2.

12.	Line of Credit
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

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar for dollar basis per participant up to the greater of $5,500, or 5.5%, of eligible compensation for the year ended December 31, 2015. The Company matched employee contributions up to the greater of $5,000, or 5.0%, of eligible compensation for the year ended December 31, 2014, and up to the greater of $5,000, or 4.5%, of eligible compensation for the year ended December 31, 2013. Employees are eligible for the Company match after satisfying a one year service requirement provided that they are working on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created annually by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2015, 2014 and 2013. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $2.8 million and $2.4 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material, and, therefore additional disclosure has not been presented. The balances associated with these plans have been reported in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 and in the Consolidated Balance Sheets as of December 31, 2015 and 2014.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2015 and 2014, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $12.0 million and $11.4 million, at December 31, 2015 and 2014, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2015 and 2014.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2015 and 2014, the total amounts deferred under the plan were $2.1 million and $2.3 million, respectively, all of which was funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2015 and 2014.

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

	2015	2014
Benefit obligation at January 1,	$26,985	$26,398
Service cost	—	—
Interest cost	436	799
Actuarial (gain) loss	(1,052)	4,794
Benefits paid	(1,244)	(1,502)
Cumulative translation adjustment	(2,737)	(3,504)
Benefit obligation at December 31,	$22,388	$26,985

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2015	2014
Current liabilities	$1,307	$1,457
Noncurrent liabilities	21,081	25,528
Total	$22,388	$26,985

The accumulated benefit obligation amounts at December 31, 2015 and 2014 are $22.4 million and $27.0 million, respectively.

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2015	2014	2013
Net period benefit cost:
Service cost	$—	$—	$173
Interest cost	436	799	820
Amortization of net loss	72	—	—
Net periodic benefit cost	$508	$799	$993
Weighted average assumptions
Discount rate (1)	1.82%	3.25%	3.15%
Rate of compensation increase	1.75%	1.75%	1.75%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2015	2014	2013
Discount rate (1)	2.15%	1.82%	3.25%
Rate of compensation increase	—%	1.75%	1.75%
Measurement Date	12/31/2015	12/31/2014	12/31/2013

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2015 and 2014 that had not yet been recognized as components of net periodic benefit cost were $2.5 million and $4.0 million, respectively. As of December 31, 2015, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2016.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Fair Value Measurements). The fair value at December 31, 2015 and 2014 was $18.2 million and $20.9 million, respectively. The expected contribution to be paid into the plan in 2016 is $1.3 million.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2015 and 2014, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Year ending December 31,
2016	$1,306
2017	1,305
2018	1,302
2019	1,296
2020	1,288
2021 through 2025	6,202

15.	Stock-Based Compensation

GlobalShare Program

The Company’s 2007 Heidrick & Struggles GlobalShare Program (the “Prior Program”) provided for grants of stock options, stock appreciation rights, and other stock-based awards to directors, selected employees, and independent contractors. The Prior Program expired on May 24, 2012. Outstanding awards granted under the Prior Program remain outstanding and subject to the terms of the Prior Program and award agreements until such awards vest, are exercised, terminate or expire pursuant to their terms. As of December 31, 2015, there were 43,338 awards outstanding under the Prior Program, consisting of 8,877 stock options and 34,461 restricted stock units.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of December 31, 2015, 1,033,847 awards have been issued under the 2012 Program and 1,342,179 shares remain available for future awards, which includes 376,026 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2015	2014	2013
Salaries and employee benefits	$4,616	$3,128	$3,447
General and administrative expenses	450	451	300
Income tax benefit related to stock-based compensation included in net income	1,856	1,444	1,468

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity as of December 31, 2015, 2014 and 2013:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2012	361,778	$23.43
Granted	174,508	14.01
Vested and converted to common stock	(167,955)	24.70
Forfeited	(97,876)	17.69
Outstanding on December 31, 2013	270,455	18.64
Granted	295,733	18.02
Vested and converted to common stock	(93,159)	19.65
Forfeited	(10,312)	17.45
Outstanding on December 31, 2014	462,717	18.07
Granted	184,541	23.94
Vested and converted to common stock	(146,307)	18.80
Forfeited	(27,016)	20.74
Outstanding on December 31, 2015	473,935	19.98

As of December 31, 2015, there was $3.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.2 years.

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

Performance share unit activity as of December 31, 2015, 2014 and 2013:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2012	80,000	$23.75
Granted	63,895	13.89
Vested and converted to common stock	—	—
Forfeited	(82,574)	19.07
Outstanding on December 31, 2013	61,321	19.77
Granted	186,705	17.19
Vested and converted to common stock	(9,429)	27.18
Forfeited	(9,427)	27.18
Outstanding on December 31, 2014	229,170	17.06
Granted	59,221	23.64
Vested and converted to common stock	(13,397)	20.62
Forfeited	(2,970)	20.62
Outstanding on December 31, 2015	272,024	18.28

As of December 31, 2015, there was $1.8 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.7 years.

16.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2015 is summarized below:

	Cash Flow Hedge	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2014	$78	$3,183	$10,372	$(2,410)	$11,223
Other comprehensive income (loss) before classification, net of tax	—	(1,444)	(1,811)	786	(2,469)
Amount reclassified from AOCI (1)	(78)	655	—	(72)	505
Net current period other comprehensive loss (income)	(78)	(789)	(1,811)	714	(1,964)
Balance at December 31, 2015	$—	$2,394	$8,561	$(1,696)	$9,259

(1)
Cash Flow Hedge, Available-for-Sale Securities and Pension reclassifications from AOCI are included in Interest, net, Other, net and Salaries and employee benefits, respectively, in the Consolidated Statement of Comprehensive Income.

17.	Income Taxes

The sources of income before income taxes are as follows:

	December 31,
	2015	2014	2013
United States	$26,550	$25,956	$29,334
Foreign	5,004	(1,769)	(15,946)
Income before income taxes	$31,554	$24,187	$13,388

The provision for (benefit from) income taxes are as follows:

	December 31,
	2015	2014	2013
Current
Federal	$8,598	$10,997	$6,954
State and local	1,697	3,141	2,575
Foreign	4,911	2,537	1,430
Current provision for income taxes	15,206	16,675	10,959
Deferred
Federal	$(1,551)	$(2,845)	$1,026
State and local	(180)	(242)	(16)
Foreign	947	3,802	(4,928)
Deferred provision (benefit) for income taxes	(784)	715	(3,918)
Total provision for income taxes	$14,422	$17,390	$7,041

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	December 31,
	2015	2014	2013
Income tax provision at the statutory U.S. federal rate	$11,044	$8,466	$4,686
State income tax provision, net of federal tax benefit	1,272	1,423	1,618
Nondeductible/(Nontaxable) expenses/(income)	262	1,747	(109)
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	368	1,396	2,816
Establishment (release) of valuation allowance	—	4,708	(1,615)
U.S. tax on foreign dividends	1,120	722	1,838
Current/deferred true-up	241	(1,499)	(1,786)
Other, net	115	427	(407)
Total provision for income taxes	$14,422	$17,390	$7,041

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2015	2014
Deferred tax assets attributable to:
Foreign net operating loss carryforwards	$26,265	$29,030
Accrued compensation & employee benefits	21,022	19,178
Deferred compensation	15,434	15,356
Foreign tax credit carryforwards	16,290	15,213
Accrued rent	5,285	4,180
Other accrued expenses	2,629	2,260
Deferred tax assets, before valuation allowance	86,925	85,217
Valuation allowance	(25,216)	(28,738)
Deferred tax assets, after valuation allowance	61,709	56,479
Deferred tax liabilities attributable to:
Goodwill	16,893	14,973
Taxes provided on unremitted earnings	4,406	3,431
Depreciation on property and equipment	4,562	2,563
Other	600	87
Deferred tax liabilities	26,461	21,054
Net deferred tax assets	$35,248	$35,425

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

The valuation allowance decreased from $28.7 million at December 31, 2014 to $25.2 million at December 31, 2015. The valuation allowance at December 31, 2015 was related to foreign net operating loss carryforwards and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2015, the Company had a net operating loss carryforward of $97.0 million related to its foreign filings and $1.1 million related to its U.S. state tax filings. Of the $97.0 million net operating loss carryforward, $75.6 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also had a foreign tax credit carryforward of $16.3 million, expiring in 2017 through 2025.

As of December 31, 2015, the Company had unremitted earnings held in its foreign subsidiaries of approximately $72.9 million, of which the company has provided $4.4 million of tax on $18.2 million of earnings that are intended to be remitted. The Company did not recognize a deferred tax liability for U.S. income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes; however, is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of January 1, 2015, the Company had $0.1 million of unrecognized tax benefits. As of December 31, 2015 the Company had $0.1 million of unrecognized tax benefits of which, if recognized, it would be fully offset by a federal tax benefit, as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2015	2014	2013
Gross unrecognized tax benefits at January 1,	$143	$362	$534
Gross increases for tax positions of prior years	22	151	—
Gross decreases for tax positions of prior years	(15)	(191)	—
Settlements	(20)	(143)	(7)
Lapse of statute of limitations	—	(36)	(165)
Gross unrecognized tax benefits at December 31,	$130	$143	$362

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2009 through 2013 are subject to examination by the state taxing authorities. The year 2014 and 2013 are subject to examination by the federal taxing authority. There are certain foreign jurisdictions that are subject to examination for years prior to 2009.

The Company is currently under audit by some foreign jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next 12 months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2016.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income. Accrued interest and penalties are $0.1 million as of December 31, 2015.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2015	2014	2013
Revenue:
Executive Search and Leadership Consulting
Americas	$300,473	$260,830	$256,706
Europe	100,606	108,979	90,081
Asia Pacific	93,733	89,732	90,418
Total Executive Search and Leadership Consulting	494,812	459,541	437,205
Culture Shaping	36,327	34,751	24,790
Revenue before reimbursements (net revenue)	531,139	494,292	461,995
Reimbursements	17,172	18,947	18,998
Total	$548,311	$513,239	$480,993
Operating income:
Executive Search and Leadership Consulting
Americas	$67,672	$57,682	$60,171
Europe	2,234	4,806	(6,513)
Asia Pacific	5,843	4,886	3,678
Total Executive Search and Leadership Consulting	75,749	67,374	57,336
Culture Shaping	4,913	4,621	(4,215)
Total Segments	80,662	71,995	53,121
Global Operations Support	(46,600)	(45,342)	(37,556)
Total	$34,062	$26,653	$15,565
Depreciation and amortization
Executive Search and Leadership Consulting
Americas	$3,896	$2,942	$3,672
Europe	1,845	3,279	2,853
Asia Pacific	1,423	1,856	2,281
Total Executive Search and Leadership Consulting	7,164	8,077	8,806
Culture Shaping	4,520	5,325	5,738
Total segments	11,684	13,402	14,544
Global Operations Support	2,012	1,910	1,731
Total	$13,696	$15,312	$16,275
Capital expenditures:
Executive Search and Leadership Consulting
Americas	$7,500	$2,858	$1,411
Europe	999	478	822
Asia Pacific	1,086	512	1,053
Total Executive Search and Leadership Consulting	9,585	3,848	3,286
Culture Shaping	95	53	13
Total segments	9,680	3,901	3,286
Global Operations Support	6,183	1,934	445
Total	$15,863	$5,835	$3,731

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

		As Adjusted
	December 31,
	2015	2014
Current assets:
Executive Search and Leadership Consulting
Americas	$160,327	$185,300
Europe	52,768	48,594
Asia Pacific	58,339	51,793
Total Executive Search and Leadership Consulting	271,434	285,687
Culture Shaping	36,209	32,157
Total segments	307,643	317,844
Global Operations Support	1,320	391
Total allocated current assets	308,963	318,235
Unallocated non-current assets:	113,946	107,271
Goodwill and other intangible assets, net:
Executive Search and Leadership Consulting
Americas	$82,390	$83,314
Europe	13,293	—
Asia Pacific	9,420	10,638
Total Executive Search and Leadership Consulting	105,103	93,952
Culture Shaping	44,706	49,163
Total goodwill and other intangible assets, net	149,809	143,115
Total assets:	$572,718	$568,621

19.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding bank guarantees is approximately $3.4 million as of December 31, 2015. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

20.	Commitments and Contingencies

Operating Leases

The Company leases office space in 48 cities in 26 countries. The terms of these office-related leases provide that the Company pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2026. The Company also leases certain computer equipment and cars, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2015, 2014 and 2013 was $22.3 million, $24.1 million, and $27.1 million, respectively. The Company broadened the definition of rent expense in 2013 to also include maintenance costs. Under the broader definition, total expense was $29.6 million, $32.3 million, and $32.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Minimum future office space and equipment lease payments due in each of the next five years and thereafter are as follows:

	Office Leases	Equipment Leases	Total
Year ending December 31,
2016	28,032	655	28,687
2017	21,845	359	22,204
2018	20,372	211	20,583
2019	20,101	61	20,162
2020	13,114	16	13,130
Thereafter	39,894	—	39,894
Total	143,358	1,302	144,660

The aggregate minimum future payments on office leases are $143.4 million. The Company has contractual arrangements to receive aggregate sublease income of $2.0 million related to certain leases that expire at various dates through 2016. This sublease income primarily relates to properties that were part of prior office consolidations and closings.

Certain leases provide for renewal options and payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

The Company has an obligation at the end of the lease term to return the office to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $2.3 million and $1.9 million of asset retirement obligations as of December 31, 2015 and 2014, respectively.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.7 million at December 31, 2015). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

21. Subsequent Event

On February 29, 2016, the Company acquired substantially all assets of Decision Strategies International, Inc. ("DSI"), a Pennsylvania-based business consulting firm and its wholly owned subsidiary, Decision Strategies International (UK) Limited, a private company limited by shares in the United Kingdom. DSI specializes in advising organizations and institutions on strategic planning and decision making in uncertain operating environments, leadership development, and talent strategy. The Company paid the sellers $9.2 million at closing. The former owners of Decision Strategies International, Inc are also eligible to receive additional earnout payments upon the realization of specific revenue targets to be achieved in 2017 and 2018.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K as of December 31, 2015, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers is included in the Section entitled “Executive Officers” in Part I of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2015 (2016 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our directors and executive officers, including senior financial officers, is included under “Available Information” in Part I, Item 1 of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2016 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2015, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our 2012 Heidrick & Struggles GlobalShare Program (See Note 15, Stock-Based Compensation).

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	754,836	(1)	$—	1,033,847
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	754,836		$—	1,033,847

(1)	Includes 473,935 restricted stock units, 272,024 performance stock units at their target levels and 8,877 options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2016 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

 2.    Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

3.03	Amended and Restated By-laws of the Registrant *

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

10.01
Credit Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated June, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated June 22, 2011, filed on June 27, 2011)

10.02
Amendment and Restatement Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated January 31, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K, dated January 31, 2013)

10.03
The Second Amended and Restated Credit Agreement among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agent parties thereto, dated June 30, 2015 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K, dated July 1, 2015)

10.04
Eighth Lease Amendment between 233 S. WACKER LLC and Heidrick & Struggles International, Inc. dated October 1, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 9, 2014)

10.05
Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007 (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 10-K filed on February 28, 2008)

10.06	Employment Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated August 15, 2011, filed August 16, 2011) **

10.07	Employment Agreement of Stephen Beard (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 1, 2011)**

10.08	Employment Agreement of Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed February 6, 2014)**

10.09	Employment Agreement of Richard W. Greene (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed March 27, 2015) **

10.10	Employment Agreement of Krishnan Rajagopalan (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed April 20, 2015) **

10.11	Restricted Stock Unit Agreement issued to Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed February 6, 2014)**

10.12	Performance Stock Unit Agreement issued to Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.3 of the Registrant’s Form 8-K filed February 6, 2014)**

10.13	Employment Agreement of Colin Price**

10.14
Membership Interest Purchase Agreement, dated as of December 31, 2012, among Heidrick & Struggles International, Inc., Senn-Delaney Leadership Consulting Group, LLC and the members of Senn-Delaney Leadership Consulting Group, LLC (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed January 4, 2013).

10.15
Asset Purchase Agreement, dated October 1, 2015, by and among Heidrick & Struggles International, Inc. and Heidrick & Struggles (UK) Limited and Sharon Lee Toye, Tammy Ann Mitchell-Fisher, Catherine Elizabeth Powell and Colin Price (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed October 6, 2015).

10.16
Asset Purchase Agreement, dated as of February 29, 2016, by and among Heidrick & Struggles International, Inc. and Decision Strategies International, Inc. (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed February 11, 2016).

10.17
Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated, October 25, 2011, filed on October 25, 2011) **

10.18	2007 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 25, 2011)**

10.19	The Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008 (Incorporated by reference to Exhibit 10.20 of the Registrant’s From 10-K filed on February 27, 2009)**

10.20	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.21	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.22	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.23	Form of Non-Employee Director Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.19 of the Registrant’s 10-K dated March 14, 2012)**

10.24
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

10.26
First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2008, filed on February 27, 2009)**

10.27
Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 10, 2006)**

10.28
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

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/S/ Karen K. Pepping
By	Karen K. Pepping
Title	Senior Vice President, Chief Accounting Officer and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2016.

Signature	Title

/S/ TRACY R. WOLSTENCROFT	Chief Executive Officer
Tracy R. Wolstencroft (Principal Executive Officer)

/S/ RICHARD W. PEHLKE	Executive Vice President & Chief Financial Officer
Richard W. Pehlke (Principal Financial Officer)

/S/ KAREN K. PEPPING	Senior Vice President, Chief Accounting Officer and Controller
Karen K. Pepping (Principal Accounting Officer)

/S/ ELIZABETH L. AXELROD	Director
Elizabeth L. Axelrod

/S/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/S/ CLARE M. CHAPMAN	Director
Clare M. Chapman

/S/ JOHN A. FAZIO	Director
John A. Fazio

/S/ MARK FOSTER	Director
Mark Foster

/S/ LYLE LOGAN	Director
Lyle Logan

/S/ JILL KANIN-LOVERS	Director
Jill Kanin-Lovers

/S/ GARY E. KNELL	Director
Gary E. Knell

/S/ T. WILLEM MESDAG	Director
T. Willem Mesdag

/S/ V. PAUL UNRUH	Director
V. Paul Unruh