Form 10-Q
period 2016-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2016-04-27
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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
As of April 22, 2016, there were 18,550,858 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$62,047	$190,452
Accounts receivable, net	95,543	76,058
Prepaid expenses	21,986	19,197
Other current assets	15,163	18,447
Income taxes recoverable	8,377	4,809
Total current assets	203,116	308,963
Non-current assets:
Property and equipment, net	35,260	36,498
Assets designated for retirement and pension plans	17,667	16,857
Investments	16,388	14,145
Other non-current assets	13,516	11,115
Goodwill	136,691	131,122
Other intangible assets, net	20,398	18,687
Deferred income taxes	33,385	35,331
Total non-current assets	273,305	263,755
Total assets	$476,421	$572,718
Current liabilities:
Accounts payable	$7,779	$6,150
Accrued salaries and employee benefits	60,463	158,875
Deferred revenue, net	34,658	29,724
Other current liabilities	34,596	31,239
Income taxes payable	1,135	3,442
Total current liabilities	138,631	229,430
Non-current liabilities:
Accrued salaries and employee benefits	22,891	32,690
Retirement and pension plans	39,296	35,949
Other non-current liabilities	20,740	19,847
Total non-current liabilities	82,927	88,486
Total liabilities	221,558	317,916
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,546,460 and 18,379,398 shares outstanding at March 31, 2016 and December 31, 2015, respectively	196	196
Treasury stock at cost, 1,039,317 and 1,206,379 shares at March 31, 2016 and December 31, 2015, respectively	(33,979)	(39,583)
Additional paid in capital	226,610	232,358
Retained earnings	51,447	52,572
Accumulated other comprehensive income	10,589	9,259
Total stockholders’ equity	254,863	254,802
Total liabilities and stockholders’ equity	$476,421	$572,718
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Revenue before reimbursements (net revenue)	$130,189	$115,153
Reimbursements	4,098	3,326
Total revenue	134,287	118,479
Operating expenses:
Salaries and employee benefits	91,118	78,473
General and administrative expenses	35,203	30,008
Reimbursed expenses	4,098	3,326
Total operating expenses	130,419	111,807
Operating income	3,868	6,672
Non-operating income (expense):
Interest, net	72	(71)
Other, net	49	(75)
Net non-operating income (expense)	121	(146)
Income before income taxes	3,989	6,526
Provision for income taxes	2,664	3,100
Net income	1,325	3,426
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,105	(843)
Net unrealized gain on available-for-sale investments	225	237
Unrealized loss on cash flow hedge	—	(76)
Other comprehensive income (loss), net of tax	1,330	(682)
Comprehensive income	$2,655	$2,744

Basic weighted average common shares outstanding	18,448	18,249
Dilutive common shares	531	315
Diluted weighted average common shares outstanding	18,979	18,564

Basic net income per common share	$0.07	$0.19
Diluted net income per common share	$0.07	$0.18
Cash dividends paid per share	$0.13	$0.13
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	19,586	$196	1,206	$(39,583)	$232,358	$52,572	$9,259	$254,802
Net income	—	—	—	—	—	1,325	—	1,325
Other comprehensive income, net of tax	—	—	—	—	—	—	1,330	1,330
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	1,831	—	—	1,831
Vesting of equity, net of tax withholdings	—	—	(167)	5,604	(8,280)	—	—	(2,676)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,421)	—	(2,421)
Dividend equivalents on restricted stock units	—	—	—	—	—	(29)	—	(29)
Tax surplus related to stock-based compensation	—	—	—	—	701	—	—	701
Balance at March 31, 2016	19,586	$196	1,039	$(33,979)	$226,610	$51,447	$10,589	$254,863
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows—operating activities:
Net income	$1,325	$3,426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,672	3,732
Deferred income taxes	2,270	296
Stock-based compensation expense	1,831	1,033
Accretion expense related to earnout payments	345	298
Changes in assets and liabilities, net of effects of acquisitions:
Account receivables	(17,048)	(16,198)
Accounts payable	1,523	2,315
Accrued expenses	(105,719)	(76,923)
Deferred revenue	4,304	228
Income taxes payable, net	(5,812)	(4,612)
Retirement and pension plan assets and liabilities	2,294	1,308
Prepaid expenses	(2,564)	(794)
Other assets and liabilities, net	(5,603)	(1,880)
Net cash used in operating activities	(119,182)	(87,771)
Cash flows—investing activities:
Restricted cash	6,501	—
Acquisition of business	(8,770)	—
Capital expenditures	(721)	(6,282)
Purchases of available for sale investments	(2,132)	(1,154)
Proceeds from sales of available for sale investments	119	119
Net cash used in investing activities	(5,003)	(7,317)
Cash flows—financing activities:
Debt repayment	—	(1,500)
Cash dividends paid	(2,450)	(2,511)
Payment of employee tax withholdings on equity transactions	(2,676)	(820)
Acquisition earnout payments	(387)	(723)
Net cash used in financing activities	(5,513)	(5,554)
Effect of exchange rates fluctuations on cash and cash equivalents	1,293	(3,085)
Net decrease in cash and cash equivalents	(128,405)	(103,727)
Cash and cash equivalents at beginning of period	190,452	211,352
Cash and cash equivalents at end of period	$62,047	$107,625
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share figures)
(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 10, 2016.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Financial Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax accounting, classification of awards as either equity or liabilities, the accounting for forfeitures and classification on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In February 2016, the FASB issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The standard is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date has been deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the three months ended March 31, 2016 is as follows:

Balance at December 31, 2015	$5,376
Provision charged to income	676
Write-offs	(2,728)
Currency	30
Balance at March 31, 2016	$3,354

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2016	December 31, 2015
Leasehold improvements	$40,667	$40,583
Office furniture, fixtures and equipment	16,603	16,234
Computer equipment and software	29,157	28,648
Property and equipment, gross	86,427	85,465
Accumulated depreciation	(51,167)	(48,967)
Property and equipment, net	$35,260	$36,498

Depreciation expense for the three months ended March 31, 2016 and 2015 was $2.3 million and $2.5 million, respectively.

5.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 6, Fair Value Measurements). The fair value for these investments was $16.4 million and $14.1 million as of March 31, 2016 and December 31, 2015, respectively. The aggregate cost basis for these investments was $13.1 million and $11.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

The following tables provide a summary of the fair value measurements at March 31, 2016 and December 31, 2015 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2016
U.S. non-qualified deferred compensation plan	$16,388	$—	$—	$16,388
Assets designated for retirement and pension plans	—	19,036	—	19,036
Acquisition earnout accruals	—	—	(13,372)	(13,372)
	$16,388	$19,036	$(13,372)	$22,052

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2015
U.S. non-qualified deferred compensation plan	$14,145	$—	$—	$14,145
Assets designated for retirement and pension plans	—	18,164	—	18,164
Acquisition earnout accruals	—	—	(12,033)	(12,033)
	$14,145	$18,164	$(12,033)	$20,276

The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2016 and December 31, 2015 based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the three months ended March 31, 2016.

Acquisition Earnout Accruals
Balance at December 31, 2015	$(12,033)
Acquisition earnout (Note 7)	(1,454)
Earnout accretion	(345)
Earnout payments	387
Foreign currency translation	73
Balance at March 31, 2016	$(13,372)

7.	Acquisitions

Decision Strategies International, Inc.

On February 29, 2016, the Company acquired substantially all of the assets of Decision Strategies International, Inc. ("DSI"), a Pennsylvania-based business consulting firm and its wholly owned subsidiary, Decision Strategies International (UK) Limited. DSI specializes in advising organizations and institutions on strategic planning and decision making in uncertain operating environments, leadership development and talent strategy. Total consideration for the acquisition of DSI's assets was approximately $9.0 million and was funded from existing cash. The former owners of DSI are eligible to receive an additional cash consideration payment in 2019 based on revenue targets to be achieved in 2017 and 2018. When estimating the value of future cash consideration, the Company has accrued $1.5 million as of March 31, 2016. The Company recorded $3.2 million of intangible assets related to customer relationships and $5.4 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The fair value estimate of assets acquired and liabilities assumed is pending completion.

Co Company Limited

 On October 1, 2015, the Company acquired Co Company, a UK-based management consulting firm that specializes in organizational development for £7.1 million (equivalent to $10.2 million and $10.4 million at March 31, 2016 and December 31, 2015, respectively) of initial consideration, pursuant to a stock purchase, which was funded from existing cash.  The former owners of Co Company are eligible to receive additional cash consideration upon the realization of specific revenue and EBITDA Margin milestones achieved over the period October 1, 2015 through December 2018. When estimating the fair value of future cash consideration, the Company has accrued £2.9 million and £2.8 million (equivalent to $4.2 million and $4.2 million) as of March 31, 2016 and December 31, 2015, respectively. The Company recognized $0.1 million of accretion expense included in General and administrative expenses during the three months ended March 31, 2016. The Company recorded $2.9 million of intangible assets and $10.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The fair value estimate of assets acquired and liabilities assumed is pending completion of income and non-income related taxes.

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $0.8 million at March 31, 2016 and December 31, 2015) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars (equivalent to $2.1 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively) based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.4 million and $0.7 million was paid during three months ended March 31, 2016 and 2015, respectively. When estimating the fair value of future earnout payments, the Company had accrued 1.1 million Australian dollars and 1.6 million Australian dollars (equivalent to $0.8 million and $1.2 million) as of March 31, 2016 and December 31, 2015, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $4.8 million and $3.4 million was paid during the second quarter of 2015 and 2014, respectively. The Company had accrued $6.8 million and $6.6 million at March 31, 2016 and December 31, 2015, respectively, for the remaining cash consideration, which will be paid during the second quarter of 2016. The Company has recognized $0.2 million and $0.3 million of accretion expense included in General and administrative expenses in the three months ended March 31, 2016 and 2015, respectively. At December 31, 2015, the Company held $6.5 million in a retention escrow that was paid to certain key executives of Senn Delaney in January 2016 for remaining with the Company for three years subsequent to the acquisition. The Company recognized zero and $0.3 million of compensation expense included in Salaries and employee benefits during the three months ended March 31, 2016 and 2015, respectively, related to the retention awards.

8.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2016 are as follows:

	Executive Search and Leadership Consulting - Americas	Executive Search and Leadership Consulting - Europe	Executive Search and Leadership Consulting - Asia Pacific	Culture Shaping	Total
Balance at December 31, 2015	$81,626	$10,745	$9,211	$29,540	$131,122
DSI acquisition	5,447	—	—	—	5,447
Exchange rate fluctuations	227	(270)	214	(49)	122
Balance at March 31, 2016	$87,300	$10,475	$9,425	$29,491	$136,691

On February 29, 2016, the Company acquired DSI and included the fair value of the acquired assets and liabilities as of the acquisition date in the Condensed Consolidated Balance Sheets. The Company also included $5.4 million of goodwill in the Americas segment.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2016	December 31, 2015
Executive Search and Leadership Consulting
Americas	$3,897	$764
Europe	2,194	2,548
Asia Pacific	196	209
Total Executive Search and Leadership Consulting	6,287	3,521
Culture Shaping	14,111	15,166
Total other intangible assets, net	$20,398	$18,687

The Company identified customer relationships of $3.2 million as part of the DSI acquisition and included the fair value in the Americas segment.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	March 31, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.3	$28,546	$(18,332)	$10,214	$25,414	$(17,550)	$7,864
Trade name	15.0	9,215	(3,648)	5,567	9,251	(3,416)	5,835
Software	7.0	7,200	(3,343)	3,857	7,200	(3,086)	4,114
Non-complete	5.0	583	(182)	401	586	(117)	469
Technology	3.0	431	(72)	359	442	(37)	405
Total intangible assets	9.7	$45,975	$(25,577)	$20,398	$42,893	$(24,206)	$18,687

Intangible asset amortization expense for the three months ended March 31, 2016 and 2015 was $1.4 million and $1.2 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of March 31, 2016 for the years ended December 31st is as follows:

Remainder of 2016	$4,931
2017	4,983
2018	3,707
2019	2,712
2020	1,305
Thereafter	2,760
Total	$20,398

9.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	March 31, 2016	December 31, 2015
Premise related costs	$17,601	$17,790
Accrued earnout payments	1,936	788
Other	1,203	1,269
Total other non-current liabilities	$20,740	$19,847

10.	Line of Credit

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

Borrowings under the Replacement Facility may be used for working capital, capital expenditures, Permitted Acquisitions (as defined in the Credit Agreement) and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Replacement Facility are guaranteed by certain of the Company’s subsidiaries.

As of March 31, 2016, the Company did not have any borrowings outstanding under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

11.	Stock-Based Compensation

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of March 31, 2016, 1,335,870 awards have been issued under the 2012 Program and 1,047,790 shares remain available for future awards, which includes 383,660 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2016	2015
Salaries and employee benefits	$1,831	$1,033
Income tax benefit related to stock-based compensation included in net income	737	416

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2016:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2015	473,935	$19.98
Granted	176,635	23.73
Vested and converted to common stock	(117,845)	20.01
Forfeited	(7,634)	22.19
Outstanding on March 31, 2016	525,091	21.20

As of March 31, 2016, there was $6.7 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.5 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three year period. The vesting will vary between 0%—200% based on the attainment of operating income goals over the three year vesting period. The performance stock units are expensed on a straight-line basis over the three year vesting period.

In 2014, the Company granted market-based performance stock units to the Chief Executive Officer. The market-based awards vest after a two year service period and if the price of the Company’s common stock exceeds specified targets. The fair value of the market-based awards was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Compensation costs related to the market-based awards are recognized regardless of whether the market condition is satisfied, as long as the requisite service has been provided. All of the market-based performance conditions were satisfied such that all 125,000 performance stock units granted to the Chief Executive Officer vested upon the completion of the two year service period in February 2016.

Performance stock unit activity for the three months ended March 31, 2016:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2015	272,024	$18.28
Granted	125,388	22.98
Vested and converted to common stock	(160,600)	15.51
Forfeited	—	—
Outstanding on March 31, 2016	236,812	22.64

As of March 31, 2016, there was $4.1 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.5 years.

12.	Income Taxes

The Company reported income before taxes of $4.0 million and $6.5 million and an income tax provision of $2.7 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in the income tax provision was due to lower consolidated income before taxes of $2.5 million, partially offset by higher losses that are not benefited for tax purposes and forecasted mix of income.

13.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2016 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2015	$2,394	$8,561	$(1,696)	$9,259
Other comprehensive income before classification, net of tax	148	1,105	—	1,253
Amount reclassified from AOCI (1)	77	—	—	77
Net current period other comprehensive income	225	1,105	—	1,330
Balance at March 31, 2016	$2,619	$9,666	$(1,696)	$10,589

(1) Available-for-Sale Securities reclassifications from AOCI are included in Other, net in the Condensed Consolidated Statement of Comprehensive Income.

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended March 31,
	2016	2015
Revenue:
Executive Search and Leadership Consulting
Americas	$75,201	$64,475
Europe	26,761	19,658
Asia Pacific	19,884	22,904
Total Executive Search and Leadership Consulting	121,846	107,037
Culture Shaping	8,343	8,116
Revenue before reimbursements (net revenue)	130,189	115,153
Reimbursements	4,098	3,326
Total	$134,287	$118,479

	Three Months Ended March 31,
	2016	2015
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$17,907	$13,902
Europe	(1,137)	(497)
Asia Pacific	371	2,890
Total Executive Search and Leadership Consulting	17,141	16,295
Culture Shaping	(2,056)	821
Total Segments	15,085	17,116
Global Operations Support	(11,217)	(10,444)
Total	$3,868	$6,672

15.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $3.2 million as of March 31, 2016. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom. HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.6 million at March 31, 2016). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes; our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global and local economies and our ability to execute successfully our strategies; social or political instability in markets where we operate, the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our ability to integrate future acquisitions; our reliance on information management systems; any impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. We are a leadership advisory firm providing executive search, culture shaping services and leadership consulting. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We provide our services to a broad range of clients through the expertise of over 300 consultants located in major cities around the world.

Executive Search. We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per executive search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs.

Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. For each assignment, we enter into a contract with our client that outlines the general terms and conditions of the assignment. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, generally, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. We generally bill our clients for our retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client's acceptance of the contract.

Culture Shaping. Our culture shaping business uses its proprietary technology to analyze and interpret organizational cultures and drivers and partner with clients to administer methods that develop alignment on leadership teams and desired organizational outcomes. Culture Shaping is currently less than 10% of our net revenue. Our culture shaping services generate revenue through a combination of professional service and license fees related to the engagement. Net revenue associated with culture shaping consulting is recognized proportionally as services are performed. Net revenue associated with licenses to use culture shaping proprietary materials is typically recognized over the term of the arrangement.

Leadership Consulting. Leadership consulting works with clients to accelerate performance at the strategic, organization, team and individual leader levels. On February 29, 2016, we acquired Decision Strategies International, Inc. ("DSI"), which specializes in advising organizations and institutions on strategic planning and decision making in certain operating environments, leadership development and talent strategy. On October 1, 2015, we acquired Co Company Limited, an organizational development consulting firm. Leadership Consulting is currently less than 10% of our net revenue. Our leadership consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Depending on the terms of the agreement, net revenue from leadership consulting is either recognized proportionally as services are performed or in accordance with the completion of the engagement deliverables.

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

Second Quarter 2016 Outlook

We are currently forecasting 2016 second quarter net revenue of between $145 million and $155 million. Our 2016 second quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in March 2016.

Our 2016 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2015 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2016	2015
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	3.1	2.9
Total revenue	103.1	102.9
Operating expenses:
Salaries and employee benefits	70.0	68.1
General and administrative expenses	27.0	26.1
Reimbursed expenses	3.1	2.9
Total operating expenses	100.2	97.1
Operating income	3.0	5.8
Non-operating income (expense):
Interest, net	0.1	(0.1)
Other, net	—	(0.1)
Net non-operating income (expense)	0.1	(0.1)
Income before income taxes	3.1	5.7
Provision for income taxes	2.0	2.7
Net income	1.0%	3.0%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 14, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Executive Search and Leadership Consulting
Americas	$75,201	$64,475
Europe	26,761	19,658
Asia Pacific	19,884	22,904
Total Executive Search and Leadership Consulting	121,846	107,037
Culture Shaping	8,343	8,116
Revenue before reimbursements (net revenue)	130,189	115,153
Reimbursements	4,098	3,326
Total	$134,287	$118,479

	Three Months Ended March 31,
	2016	2015
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$17,907	$13,902
Europe	(1,137)	(497)
Asia Pacific	371	2,890
Total Executive Search and Leadership Consulting	17,141	16,295
Culture Shaping	(2,056)	821
Total Segments	15,085	17,116
Global Operations Support	(11,217)	(10,444)
Total	$3,868	$6,672

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Total revenue. Consolidated total revenue increased $15.8 million, or 13.3%, to $134.3 million in 2016 from $118.5 million in 2015. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $15.0 million, or 13.1%, to $130.2 million for the three months ended March 31, 2016 from $115.2 million for the three months ended March 31, 2015. Foreign exchange rate fluctuations decreased revenue by $3.3 million, or 2.9%. Executive Search and Leadership Consulting net revenue was $121.8 million, an increase of $14.8 million compared to the three months ended March 31, 2015. The increase in Executive Search and Leadership Consulting net revenue is primarily due to growth in our Financial Services and Global Technology & Services practice groups, partially offset by declines in the Industrial and Consumer Markets practice groups. Culture Shaping net revenue was $8.3 million for the three months ended March 31, 2016, a increase of $0.2 million compared to the three months ended March 31, 2015.

The number of Executive Search and Leadership Consulting consultants was 332 as of March 31, 2016 compared to 323 as of March 31, 2015. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million for the three months ended March 31, 2016 as compared to $1.4 million for the three months ended March 31, 2015. Specific to Executive Search, our primary business, the number of confirmed searches increased 7.1% compared to the first quarter of 2015. The average revenue per executive search increased to $104,300 in the first quarter of 2016 compared to $102,700 in the first quarter of 2015.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $12.6 million, or 16.1%, to $91.1 million for the three months ended March 31, 2016 from $78.5 million for the three months ended March 31, 2015. The increase was primarily due to higher fixed compensation. Fixed compensation increased $9.8 million, including compensation related to acquisitions and new hires over the last year, $2.2 million of investments in new and existing partners in our Culture Shaping business, and severance related to the repositioning of the Leadership Consulting business.

Variable compensation increased $2.8 million due to higher bonus accruals for consultant performance. In the 2016 first quarter we had an average of 1,652 employees compared to an average of 1,492 employees in the 2015 first quarter.

Foreign exchange rate fluctuations decreased salaries and employee benefits expense by $1.6 million, or 2.1%.

As a percentage of net revenue, salaries and employee benefits expense was 70.0% in the first quarter of 2016, compared to 68.1% in the first quarter of 2015.

General and administrative expenses. Consolidated general and administrative expenses increased $5.2 million, or 17.3%, to $35.2 million for the three months ended March 31, 2016 from $30.0 million for the three months ended March 31, 2015. The increase was due to repositioning of our Leadership Consulting business of $1.5 million, ongoing general and administrative expenses related to our recent acquisitions and higher training, travel and departmental spending.

Foreign exchange rate fluctuations decreased general and administrative expense by $1.0 million, or three percentage points.

As a percentage of net revenue, general and administrative expenses were 27.0% in the first quarter of 2016 compared to 26.1% in the first quarter of 2015.

Operating income. Consolidated operating income was $3.9 million for the three months ended March 31, 2016, compared to $6.7 million for the three months ended March 31, 2015. The net impacts of foreign exchange rate fluctuations reduced operating income by $0.9 million.

Net non-operating income (expense). Net non-operating income was $0.1 million for the three months ended March 31, 2016 an increase of $0.2 million from net non-operating expense of $0.1 million for the three months ended March 31, 2015.

Interest, net was $0.1 million of income in the first quarter of 2016 compared to $0.1 million of expense in 2015. Interest expense decreased $0.2 million due the repayment of outstanding debt in the third quarter of 2015, which had been outstanding during the first quarter of 2015.

Other, net was income of $0.1 million and expense of $0.1 million for the three months ended March 31, 2016 and 2015, respectively. Other, net increased due to minority interest investments and gains and losses on available for sale securities, partially offset by exchange losses from balances which were denominated in non-functional currencies and not considered permanent in nature.

Income taxes. See Note 12, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported net revenue of $75.2 million for the three months ended March 31, 2016, an increase of 16.6%, from $64.5 million for the three months ended March 31, 2015. The increase in net revenue was primarily driven by growth in the Financial Services, Healthcare & Life Sciences and Global Technology & Services practice groups. These increases were partially offset by declines in the Industrial and Consumer Markets practice groups; in addition to foreign exchange rate fluctuations that reduced net revenue by approximately two percentage points. The number of consultants within the Americas segment increased to 160 as of March 31, 2016 as compared to 152 at March 31, 2015.

Salaries and employee benefits expense increased $6.2 million from the first quarter of 2015. Fixed compensation increased $4.0 million due to higher minimum guarantees of $2.9 million and higher base salaries and benefits of $0.9 million. Variable compensation increased $2.2 million due to higher bonus accruals for consultant performance.

General and administrative expense increased $0.5 million due to higher internal travel costs of $0.2 million from the first quarter of 2015.

The Americas region reported operating income of $17.9 million for the three months ended March 31, 2016, an increase of $4.0 million compared to $13.9 million for the three months ended March 31, 2015.

Europe

The Europe segment reported net revenue of $26.8 million for the three months ended March 31, 2016, an increase of 36.1%, from $19.7 million for the three months ended March 31, 2015. All industry practice groups contributed to net revenue growth except for the Education, Nonprofit & Social Enterprise practice group. Contributing to this growth was the Company's acquisition of Co Company in October 2015, which increased revenues by approximately $2.1 million. Foreign exchange rate fluctuations reduced net revenue by approximately five percentage points. The number of consultants within the Europe segment decreased to 86 as of March 31, 2016 as compared to 90 at March 31, 2015.

Salaries and employee benefits expense increased $4.2 million from the first quarter of 2015. Fixed compensation increased $2.9 million due to higher base salaries of $1.8 million primarily from merit increases and additional headcount related to the Co Company acquisition and costs related to the repositioning of our Leadership Consulting business of $0.6 million. Variable compensation increased $1.3 million due to higher bonus accruals for consultant performance.

General and administrative expense increased $3.5 million from the first quarter of 2015 primarily as a result of $1.5 million of costs associated with repositioning of our Leadership Consulting business and ongoing general and administrative expenses related to our recent acquisitions.

The Europe segment reported an operating loss of $1.1 million the three months ended March 31, 2016, a decrease of $0.6 million compared to the three months ended March 31, 2015.

Asia Pacific

The Asia Pacific segment reported net revenue of $19.9 million for the three months ended March 31, 2016, a decrease of 13.2% from $22.9 million for the three months ended March 31, 2015. The decrease in net revenue was across all industry practice groups except for the Financial Services and Global Technology & Services practice groups. Foreign exchange rate fluctuations reduced net revenue by approximately three percentage points. The number of consultants within the Asia Pacific segment increased to 86 as of March 31, 2016 as compared to 81 at March 31, 2015.

Salaries and employee benefits expense decreased $1.0 million from the first quarter of 2015. The decrease in salaries and employee benefits expense is due to lower variable compensation of $0.9 million from lower bonus accruals for consultant performance. Fixed compensation was flat compared to the prior year.

General and administrative expense increased $0.5 million from the first quarter of 2015 due to higher internal travel expenses.

The Asia Pacific segment had operating income of $0.4 million for the three months ended March 31, 2016, a decrease of $2.5 million from the first quarter of 2015.

Culture Shaping

The Culture Shaping segment reported net revenue of $8.3 million for the three months ended March 31, 2016, an increase 2.8% from $8.1 million for the three months ended March 31, 2015. The increase is the result of a higher volume of client work.

Salaries and employee benefits expense increased $2.6 million from the first quarter of 2015 due to investments in new and existing consultants.

General and administrative expenses increased $0.5 million from the first quarter of 2015 primarily due to higher internal travel costs.

The Culture Shaping segment reported an operating loss of $2.1 million for the three months ended March 31, 2016, a decrease of $2.9 million compared to $0.8 million operating income for the three months ended March 31, 2015.

Global Operations Support

Global Operations Support expenses for the three months ended March 31, 2016 decreased $0.8 million or 7.4% to $11.2 million from $10.4 million for the three months ended March 31, 2015.

Salaries and employee benefits expense increased $0.6 million due to additional stock-based compensation expense related to meeting the vesting requirements of the performance share awards for the chief executive officer.

General and administrative expense increased $0.2 million due higher internal training costs.

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

Lines of credit. On June 30, 2015, we entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated the Credit Agreement executed on June 22, 2011 (the “Credit Agreement”). Pursuant to the Restated Credit Agreement, we replaced our Revolving Facility and Term Facility (“Existing Facility”) with a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature (the “Replacement Facility”). The Replacement Facility will mature on June 30, 2020. Borrowings under the Restated Credit Agreement bear interest at our election at the existing Alternate Base Rate (as defined in the Credit Agreement) or Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a spread as determined by our leverage ratio. As of March 31, 2016, we did not have any borrowings outstanding under the Restated Credit Agreement.

We were in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2016, December 31, 2015 and March 31, 2015 were $62.0 million, $190.5 million and $107.6 million, respectively. The $62.0 million of cash and cash equivalents at March 31, 2016 includes $38.0 million held by our foreign subsidiaries. A portion of the $38.0 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the three months ended March 31, 2016, cash used in operating activities was $119.2 million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $136 million related to 2015 and prior year cash bonus deferrals with 2016 variable compensation accruals of $32.3 million partially offsetting these payments, an increase in accounts receivable of $17.0 million, the payment of $6.5 million for the retention bonus paid to certain key executives related to the Senn Delaney acquisition, business income tax payments of $5.8 million, an increase in net other assets and liabilities of $5.6 million and an increase in prepaid expenses of $2.6 million. These uses of cash were partially offset by an increase in deferred revenue of $4.3 million, depreciation and amortization of $3.7 million, deferred income taxes of $2.3 million, stock compensation expense of $1.8 million, an increase in accounts payable of $1.5 million and net income of $1.3 million.

For the three months ended March 31, 2015, cash used in operating activities was $87.8 million, principally reflecting a decrease in accrued expenses primarily due to cash bonus payments of approximately $104 million for 2014 and prior cash deferrals with the 2015 variable compensation accruals of $21.2 million partially offsetting these payments, an increase in accounts receivables of $16.2 million and income tax payments of $4.6 million partially offset by net income.

Cash flows used in investing activities. Cash used in investing activities was $5.0 million for the three months ended March 31, 2016 primarily due to the acquisition of DSI for $8.8 million, purchases of available for sale securities of $2.1 million and capital expenditures of $0.7 million. These uses of cash were partially offset by a reduction in restricted cash of $6.5 million due to a release of funds for the retention bonus paid to certain key executives related to the Senn Delaney acquisition.

Cash used in investing activities was $7.3 million for the three months ended March 31, 2015 primarily due to capital expenditures of $6.3 million and net purchases of available for sale securities of $1.2 million. Capital expenditures primarily related to the office build out for our new Chicago office space.

Cash flows used in financing activities. Cash used in financing activities for the three months ended March 31, 2016 was $5.5 million primarily due to employee tax withholdings on equity transactions of $2.7 million, cash dividend payments of $2.5 million and an earnout payment of $0.4 million related to the Scambler MacGregor acquisition.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2016, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 10, 2016.

Recently Issued Financial Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax accounting, classification of awards as either equity or liabilities, the accounting for forfeitures and classification on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption is permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In February 2016, the FASB issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The standard is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date has been deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was interim and annual reporting periods beginning after December 15, 2016. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the three months ended March 31, 2016 by $0.3 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 16, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Date: April 27, 2016

Heidrick & Struggles International, Inc.
(Registrant)

By: /s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer & Controller