Form 10-Q
period 2016-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2016-07-26
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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
As of July 22, 2016, there were 18,581,628 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$85,391	$190,452
Accounts receivable, net	107,108	76,058
Prepaid expenses	20,493	19,197
Other current assets	14,030	18,447
Income taxes recoverable	4,812	4,809
Total current assets	231,834	308,963
Non-current assets:
Property and equipment, net	36,464	36,498
Assets designated for retirement and pension plans	17,208	16,857
Investments	16,782	14,145
Other non-current assets	12,400	11,115
Goodwill	136,066	131,122
Other intangible assets, net	18,438	18,687
Deferred income taxes	34,501	35,331
Total non-current assets	271,859	263,755
Total assets	$503,693	$572,718
Current liabilities:
Accounts payable	$5,765	$6,150
Accrued salaries and employee benefits	87,654	158,875
Deferred revenue, net	33,638	29,724
Other current liabilities	25,976	31,239
Income taxes payable	2,678	3,442
Total current liabilities	155,711	229,430
Non-current liabilities:
Accrued salaries and employee benefits	26,693	32,690
Retirement and pension plans	39,059	35,949
Other non-current liabilities	21,851	19,847
Total non-current liabilities	87,603	88,486
Total liabilities	243,314	317,916
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,577,230 and 18,379,398 shares outstanding at June 30, 2016 and December 31, 2015, respectively	196	196
Treasury stock at cost, 1,008,547 and 1,206,379 shares at June 30, 2016 and December 31, 2015, respectively	(32,947)	(39,583)
Additional paid in capital	228,209	232,358
Retained earnings	55,607	52,572
Accumulated other comprehensive income	9,314	9,259
Total stockholders’ equity	260,379	254,802
Total liabilities and stockholders’ equity	$503,693	$572,718
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Revenue before reimbursements (net revenue)	$148,861	$133,045	$279,050	$248,198
Reimbursements	4,955	4,641	9,053	7,967
Total revenue	153,816	137,686	288,103	256,165
Operating expenses:
Salaries and employee benefits	101,542	90,717	192,660	169,190
General and administrative expenses	35,625	33,156	70,828	63,164
Reimbursed expenses	4,955	4,641	9,053	7,967
Total operating expenses	142,122	128,514	272,541	240,321
Operating income	11,694	9,172	15,562	15,844
Non-operating income (expense):
Interest, net	58	(175)	130	(246)
Other, net	29	121	78	46
Net non-operating income (expense)	87	(54)	208	(200)
Income before income taxes	11,781	9,118	15,770	15,644
Provision for income taxes	5,126	4,162	7,790	7,262
Net income	6,655	4,956	7,980	8,382
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,561)	(455)	(456)	(1,298)
Net unrealized gain (loss) on available-for-sale investments	286	(98)	511	139
Unrealized loss on cash flow hedge	—	(2)	—	(78)
Other comprehensive income (loss), net of tax	(1,275)	(555)	55	(1,237)
Comprehensive income	$5,380	$4,401	$8,035	$7,145

Basic weighted average common shares outstanding	18,557	18,315	18,503	18,282
Dilutive common shares	260	283	260	283
Diluted weighted average common shares outstanding	18,817	18,598	18,763	18,565

Basic net income per common share	$0.36	$0.27	$0.43	$0.46
Diluted net income per common share	$0.35	$0.27	$0.43	$0.45
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.26
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	19,586	$196	1,206	$(39,583)	$232,358	$52,572	$9,259	$254,802
Net income	—	—	—	—	—	7,980	—	7,980
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	55	55
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,900	—	—	3,900
Vesting of equity, net of tax withholdings	—	—	(167)	5,604	(8,280)	—	—	(2,676)
Re-issuance of treasury stock	—	—	(31)	1,032	(470)	—	—	562
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,836)	—	(4,836)
Dividend equivalents on restricted stock units	—	—	—	—	—	(109)	—	(109)
Tax surplus related to stock-based compensation	—	—	—	—	701	—	—	701
Balance at June 30, 2016	19,586	$196	1,008	$(32,947)	$228,209	$55,607	$9,314	$260,379
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows—operating activities:
Net income	$7,980	$8,382
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,645	6,660
Deferred income taxes	1,012	(34)
Stock-based compensation expense	3,900	2,590
Accretion expense related to earnout payments	558	585
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,138)	(29,546)
Accounts payable	(1,011)	258
Accrued expenses	(87,255)	(48,620)
Deferred revenue	3,684	3,139
Income taxes payable, net	(712)	(3,763)
Retirement and pension plan assets and liabilities	2,530	1,223
Prepaid expenses	(1,226)	(561)
Other assets and liabilities, net	8,072	(3,451)
Net cash used in operating activities	(84,961)	(63,138)
Cash flows—investing activities:
Restricted cash	6,501	—
Acquisition of business	(9,006)	—
Capital expenditures	(1,092)	(10,248)
Purchases of available for sale investments	(2,247)	(1,276)
Proceeds from sales of available for sale investments	244	255
Net cash used in investing activities	(5,600)	(11,269)
Cash flows—financing activities:
Debt repayment	—	(3,000)
Debt issuance costs	—	(381)
Cash dividends paid	(4,946)	(5,003)
Payment of employee tax withholdings on equity transactions	(2,676)	(820)
Acquisition earnout payments	(7,461)	(5,496)
Net cash used in financing activities	(15,083)	(14,700)
Effect of exchange rates fluctuations on cash and cash equivalents	583	(2,361)
Net decrease in cash and cash equivalents	(105,061)	(91,468)
Cash and cash equivalents at beginning of period	190,452	211,352
Cash and cash equivalents at end of period	$85,391	$119,884
Supplemental Schedule of Non-Cash Activities:
Term loan facility retirement	$—	$(26,500)
Subsequent drawing on line of credit	—	26,500
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

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the six months ended June 30, 2016 is as follows:

Balance at December 31, 2015	$5,376
Provision charged to income	747
Write-offs	(3,124)
Foreign currency translation	(19)
Balance at June 30, 2016	$2,980

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2016	December 31, 2015
Leasehold improvements	$41,293	$40,583
Office furniture, fixtures and equipment	16,750	16,234
Computer equipment and software	29,666	28,648
Property and equipment, gross	87,709	85,465
Accumulated depreciation	(51,245)	(48,967)
Property and equipment, net	$36,464	$36,498

Depreciation expense for the three months ended June 30, 2016 and 2015 was $2.3 million and $1.8 million, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $4.6 million and $4.3 million, respectively.

5.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 6, Fair Value Measurements). The fair value for these investments was $16.8 million and $14.1 million as of June 30, 2016 and December 31, 2015, respectively. The aggregate cost basis for these investments was $13.2 million and $11.1 million as of June 30, 2016 and December 31, 2015, respectively.

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

The following tables provide a summary of the fair value measurements at June 30, 2016 and December 31, 2015 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2016
U.S. non-qualified deferred compensation plan	$16,782	$—	$—	$16,782
Assets designated for retirement and pension plans	—	18,544	—	18,544
Acquisition earnout accruals	—	—	(6,197)	(6,197)
	$16,782	$18,544	$(6,197)	$29,129

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2015
U.S. non-qualified deferred compensation plan	$14,145	$—	$—	$14,145
Assets designated for retirement and pension plans	—	18,164	—	18,164
Acquisition earnout accruals	—	—	(12,033)	(12,033)
	$14,145	$18,164	$(12,033)	$20,276

The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2016 and December 31, 2015 based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the six months ended June 30, 2016.

Acquisition Earnout Accruals
Balance at December 31, 2015	$(12,033)
Acquisition earnout (Note 7)	(1,454)
Earnout accretion	(558)
Earnout payments	7,461
Foreign currency translation	387
Balance at June 30, 2016	$(6,197)

7.	Acquisitions

Decision Strategies International, Inc.

On February 29, 2016, the Company acquired substantially all of the assets of Decision Strategies International, Inc. ("DSI"), a Pennsylvania-based business consulting firm and its wholly owned subsidiary, Decision Strategies International (UK) Limited. DSI specializes in advising organizations and institutions on strategic planning and decision making in uncertain operating environments, leadership development and talent strategy. Total consideration for the acquisition of DSI's assets was approximately $9.0 million and was funded from existing cash. The former owners of DSI are eligible to receive an additional cash consideration payment in 2019 based on revenue targets to be achieved in 2017 and 2018. When estimating the value of future cash consideration, the Company has accrued $1.6 million as of June 30, 2016. The Company recognized $0.1 million and $0.1 million of accretion expense included in General and administrative expenses during the three and six months ended

June 30, 2016, respectively. The Company recorded $3.2 million of intangible assets related to customer relationships and $5.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Co Company Limited

 On October 1, 2015, the Company acquired Co Company, a UK-based management consulting firm that specializes in organizational development for £7.1 million (equivalent to $9.4 million and $10.4 million at June 30, 2016 and December 31, 2015, respectively) of initial consideration, pursuant to a stock purchase, which was funded from existing cash.  The former owners of Co Company are eligible to receive additional cash consideration upon the realization of specific revenue and EBITDA Margin milestones achieved over the period October 2015 through December 2018. When estimating the fair value of future cash consideration, the Company has accrued £2.9 million (equivalent to $3.8 million and $4.2 million) as of June 30, 2016 and December 31, 2015, of which $0.2 million was paid during the three months ended June 30, 2016. The Company recognized $0.1 million and $0.2 million of accretion expense included in General and administrative expenses during the three and six months ended June 30, 2016, respectively. The Company recorded $2.9 million of intangible assets and $10.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $0.8 million at both June 30, 2016 and December 31, 2015) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars (equivalent to $2.1 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively) based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.4 million and $0.7 million was paid during the six months ended June 30, 2016 and 2015, respectively. When estimating the fair value of future earnout payments, the Company had accrued 1.0 million Australian dollars and 1.6 million Australian dollars (equivalent to $0.7 million and $1.2 million) as of June 30, 2016 and December 31, 2015, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $6.8 million, $4.8 million and $3.4 million was paid during the three months ended June 30, 2016, 2015 and 2014, respectively. The Company had accrued $6.6 million at December 31, 2015 for the remaining cash consideration, which was paid during the three months ended June 30, 2016. The Company recognized zero and $0.3 million of accretion expense during the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.6 million of accretion expense during the six months ended June 30, 2016 and 2015, respectively. Accretion expense is included in General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. At December 31, 2015, the Company held $6.5 million in a retention escrow that was paid to certain key executives of Senn Delaney in January 2016 for remaining with the Company for three years subsequent to the acquisition. The Company recognized zero and $0.5 million of compensation expense during the three months ended June 30, 2016 and 2015, respectively, and zero and $1.0 million of compensation expense during the six months ended June 30, 2016 and 2015, respectively. Compensation expense is included in Salaries and employee benefits in the Condensed Consolidated Statements of Comprehensive Income.

8.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2016 are as follows:

	Executive Search and Leadership Consulting			Culture Shaping
	Americas	Europe	Asia Pacific		Total
Balance at December 31, 2015	$81,626	$10,745	$9,211	$29,540	$131,122
DSI acquisition	5,673	—	—	—	5,673
Foreign currency translation	240	(1,058)	281	(192)	(729)
Balance at June 30, 2016	$87,539	$9,687	$9,492	$29,348	$136,066

On February 29, 2016, the Company acquired DSI and included the fair value of the acquired assets and liabilities as of the acquisition date in the Condensed Consolidated Balance Sheets. The Company also included $5.7 million of goodwill in the Americas segment.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2016	December 31, 2015
Executive Search and Leadership Consulting
Americas	$3,521	$764
Europe	1,762	2,548
Asia Pacific	168	209
Total Executive Search and Leadership Consulting	5,451	3,521
Culture Shaping	12,987	15,166
Total other intangible assets, net	$18,438	$18,687

The Company identified client relationships of $3.2 million as part of the DSI acquisition and included the fair value in the Americas segment.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	June 30, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.4	$28,208	$(19,258)	$8,950	$25,414	$(17,550)	$7,864
Trade name	15.0	9,109	(3,849)	5,260	9,251	(3,416)	5,835
Software	7.0	7,200	(3,600)	3,600	7,200	(3,086)	4,114
Non-compete	5.0	573	(244)	329	586	(117)	469
Technology	3.0	399	(100)	299	442	(37)	405
Total intangible assets	9.9	$45,489	$(27,051)	$18,438	$42,893	$(24,206)	$18,687

Intangible asset amortization expense for the three months ended June 30, 2016 and 2015 was $1.7 million and $1.2 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2016 and 2015 was $3.1 million and $2.3 million, respectively

The Company's estimated future amortization expense related to intangible assets as of June 30, 2016 for the years ended December 31st is as follows:

Remainder of 2016	$3,168
2017	4,897
2018	3,657
2019	2,687
2020	1,294
Thereafter	2,735
Total	$18,438

9.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	June 30, 2016	December 31, 2015
Premise related costs	$18,518	$17,790
Accrued earnout payments	2,072	788
Other	1,261	1,269
Total other non-current liabilities	$21,851	$19,847

10.	Line of Credit

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

As of June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of June 30, 2016, 1,397,410 awards have been issued under the 2012 Program and 990,794 shares remain available for future awards, which includes 388,204 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Salaries and employee benefits	$1,506	$1,107	$3,337	$2,140
General and administrative expenses	563	450	563	450
Income tax benefit related to stock-based compensation included in net income	831	626	1,568	1,042

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2016:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2015	473,935	$19.98
Granted	207,405	22.92
Vested and converted to common stock	(117,845)	20.01
Forfeited	(12,178)	22.66
Outstanding on June 30, 2016	551,317	21.02

As of June 30, 2016, there was $5.6 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.2 years.

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

Performance stock unit activity for the six months ended June 30, 2016:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2015	272,024	$18.28
Granted	125,388	22.98
Vested and converted to common stock	(160,600)	15.51
Forfeited	—	—
Outstanding on June 30, 2016	236,812	22.64

As of June 30, 2016, there was $3.6 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

12.	Income Taxes

The Company reported income before taxes of $11.8 million and $9.1 million and an income tax provision of $5.1 million and $4.2 million for the three months ended June 30, 2016 and 2015, respectively. The increase in the income tax provision was due to higher consolidated income before taxes of $2.7 million and the mix of income.

The Company reported income before taxes of $15.8 million and $15.6 million and an income tax provision of $7.8 million and $7.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in the income tax provision was due to higher consolidated income before taxes of $0.1 million and the mix of income.

13.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the six months ended June 30, 2016 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2015	$2,394	$8,561	$(1,696)	$9,259
Other comprehensive income before classification, net of tax	330	(456)	—	(126)
Amount reclassified from AOCI (1)	181	—	—	181
Net current period other comprehensive income	511	(456)	—	55
Balance at June 30, 2016	$2,905	$8,105	$(1,696)	$9,314

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Executive Search and Leadership Consulting
Americas	$84,158	$75,820	$159,359	$140,295
Europe	31,361	24,075	58,122	43,733
Asia Pacific	23,640	24,777	43,524	47,681
Total Executive Search and Leadership Consulting	139,159	124,672	261,005	231,709
Culture Shaping	9,702	8,373	18,045	16,489
Revenue before reimbursements (net revenue)	148,861	133,045	279,050	248,198
Reimbursements	4,955	4,641	9,053	7,967
Total	$153,816	$137,686	$288,103	$256,165

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$20,358	$18,468	$38,265	$32,370
Europe	1,195	45	58	(452)
Asia Pacific	2,779	2,568	3,150	5,458
Total Executive Search and Leadership Consulting	24,332	21,081	41,473	37,376
Culture Shaping	87	588	(1,969)	1,409
Total Segments	24,419	21,669	39,504	38,785
Global Operations Support	(12,725)	(12,497)	(23,942)	(22,941)
Total	$11,694	$9,172	$15,562	$15,844

15.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $3.1 million as of June 30, 2016. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom. HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.2 million) at June 30, 2016. The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes; our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global and local economies and our ability to execute successfully our strategies; social or political instability in markets where we operate, the impact of the U.K. referendum to leave the European Union (Brexit); the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our ability to integrate future acquisitions; our reliance on information management systems; any impairment of our goodwill and other intangible assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Third Quarter 2016 Outlook

We are currently forecasting 2016 third quarter net revenue of between $140 million and $150 million. Our 2016 third quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in June 2016.

Our 2016 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2015 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.3	3.5	3.2	3.2
Total revenue	103.3	103.5	103.2	103.2
Operating expenses:
Salaries and employee benefits	68.2	68.2	69.0	68.2
General and administrative expenses	23.9	24.9	25.4	25.4
Reimbursed expenses	3.3	3.5	3.2	3.2
Total operating expenses	95.5	96.6	97.7	96.8
Operating income	7.9	6.9	5.6	6.4
Non-operating income (expense):
Interest, net	—	(0.1)	—	0.1
Other, net	0.1	0.1	—	—
Net non-operating income (expense)	0.1	—	0.1	0.1
Income before income taxes	7.9	6.9	5.7	6.3
Provision for income taxes	3.4	3.1	2.8	2.9
Net income	4.5%	3.7%	2.9%	3.4%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 14, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Executive Search and Leadership Consulting
Americas	$84,158	$75,820	$159,359	$140,295
Europe	31,361	24,075	58,122	43,733
Asia Pacific	23,640	24,777	43,524	47,681
Total Executive Search and Leadership Consulting	139,159	124,672	261,005	231,709
Culture Shaping	9,702	8,373	18,045	16,489
Revenue before reimbursements (net revenue)	148,861	133,045	279,050	248,198
Reimbursements	4,955	4,641	9,053	7,967
Total	$153,816	$137,686	$288,103	$256,165

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$20,358	$18,468	$38,265	$32,370
Europe	1,195	45	58	(452)
Asia Pacific	2,779	2,568	3,150	5,458
Total Executive Search and Leadership Consulting	24,332	21,081	41,473	37,376
Culture Shaping	87	588	(1,969)	1,409
Total Segments	24,419	21,669	39,504	38,785
Global Operations Support	(12,725)	(12,497)	(23,942)	(22,941)
Total	$11,694	$9,172	$15,562	$15,844

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Total revenue. Consolidated total revenue increased $16.1 million, or 11.7%, to $153.8 million in 2016 from $137.7 million in 2015. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $15.8 million, or 11.9%, to $148.9 million for the three months ended June 30, 2016 from $133.0 million for the three months ended June 30, 2015. Foreign exchange rate fluctuations decreased revenue by $0.4 million, or less than one percentage point. Executive Search and Leadership Consulting net revenue was $139.2 million, an increase of $14.5 million compared to the three months ended June 30, 2015. The increase in Executive Search and Leadership Consulting net revenue is primarily due to growth in all practice groups, with the exception of the Education, Nonprofit & Social Enterprise practice group. Culture Shaping net revenue was $9.7 million for the three months ended June 30, 2016, an increase of $1.3 million compared to the three months ended June 30, 2015.

The number of Executive Search and Leadership Consulting consultants was 336 as of June 30, 2016 compared to 325 as of June 30, 2015. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.7 million for the three months ended June 30, 2016 as compared to $1.5 million for the three months ended June 30, 2015. Specific to Executive Search, our primary business, the number of confirmed searches increased 4.5% compared to the second quarter of 2015. The average revenue per executive search increased to $114,300 in the second quarter of 2016 compared to $109,700 in the second quarter of 2015.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $10.8 million, or 11.9%, to $101.5 million for the three months ended June 30, 2016 from $90.7 million for the three months ended June 30, 2015. The increase was primarily due to higher fixed compensation of $7.6 million, which includes compensation related to acquisitions, new hires over the last year and $1.8 million of investments in new and existing partners in our Culture Shaping business.

Variable compensation increased $3.2 million due to higher bonus accruals for consultant performance. In the 2016 second quarter we had an average of 1,698 employees compared to an average of 1,524 employees in the 2015 second quarter.

Foreign exchange rate fluctuations decreased salaries and employee benefits expense by $0.9 million, or 1.0%.

As a percentage of net revenue, salaries and employee benefits expense was 68.2% in both the second quarter of 2016 and 2015.

General and administrative expenses. Consolidated general and administrative expenses increased $2.5 million, or 7.4%, to $35.6 million for the three months ended June 30, 2016 from $33.2 million for the three months ended June 30, 2015. The increase was due to ongoing general and administrative expenses related to our recent acquisitions including the use of third-party consultants in these businesses and higher office occupancy costs. These costs were partially offset by lower internal travel costs related to regional partner conferences in the prior year and lower litigation expenses.

Foreign exchange rate fluctuations decreased general and administrative expense by $0.1 million, or less than one percentage point.

As a percentage of net revenue, general and administrative expenses were 23.9% in the second quarter of 2016 compared to 24.9% in the second quarter of 2015.

Operating income. Consolidated operating income was $11.7 million for the three months ended June 30, 2016, compared to $9.2 million for the three months ended June 30, 2015. The net impacts of foreign exchange rate fluctuations increased operating income by $0.6 million.

Net non-operating income (expense). Net non-operating income was $0.1 million for the three months ended June 30, 2016 an increase of $0.2 million from net non-operating expense of $0.1 million for the three months ended June 30, 2015.

Interest, net was $0.1 million of income in the second quarter of 2016 compared to $0.2 million of expense in 2015. Interest expense decreased $0.2 million due the repayment of outstanding debt in the third quarter of 2015, which had been outstanding during the second quarter of 2015.

Other, net was zero and income of $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Other, net decreased due exchange losses from balances which were denominated in non-functional currencies and not considered permanent in nature, partially offset by net gains on available for sale securities.

Income taxes. See Note 12, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported net revenue of $84.2 million for the three months ended June 30, 2016, an increase of 11.0%, from $75.8 million for the three months ended June 30, 2015. The increase in net revenue was driven by growth in all practice groups with the exception of the Financial Services practice group. Foreign exchange rate fluctuations increased net revenue by approximately one percentage point. The number of consultants within the Americas segment was 163 as of June 30, 2016 compared to 153 at June 30, 2015.

Salaries and employee benefits expense increased $5.7 million from the second quarter of 2015. Fixed compensation increased $4.1 million due to higher minimum guarantees of $1.1 million and higher base salaries and payroll taxes of $1.4 million due to an increase in headcount. Variable compensation increased $1.6 million due to higher bonus accruals for consultant performance and management and support personnel.

General and administrative expense increased $0.8 million primarily due to the acquisition of DSI in February 2016 and the use of third-party consultants in DSI's business.

The Americas region reported operating income of $20.4 million for the three months ended June 30, 2016, an increase of $1.9 million compared to $18.5 million for the three months ended June 30, 2015.

Europe

The Europe segment reported net revenue of $31.4 million for the three months ended June 30, 2016, an increase of 30.3%, from $24.1 million for the three months ended June 30, 2015. All industry practice groups contributed to net revenue growth except for the Education, Nonprofit & Social Enterprise practice group. Also contributing to this growth was the Company's acquisition of Co Company in October 2015. Foreign exchange rate fluctuations reduced net revenue by approximately two percentage points. The number of consultants within the Europe segment was 87 as of June 30, 2016 compared to 89 at June 30, 2015.

Salaries and employee benefits expense increased $3.7 million from the second quarter of 2015. Fixed compensation increased $2.0 million due to higher base salaries and payroll taxes primarily from merit increases and additional headcount related to the Co Company acquisition. Variable compensation increased $1.7 million due to higher bonus accruals for consultant performance.

General and administrative expense increased $2.5 million from the second quarter of 2015 primarily as a result of ongoing general and administrative expenses related to our recent acquisitions and the use of third-party consultants in Co Company's business.

The Europe segment reported operating income of $1.2 million for the three months ended June 30, 2016, an increase of $1.2 million compared to the three months ended June 30, 2015.

Asia Pacific

The Asia Pacific segment reported net revenue of $23.6 million for the three months ended June 30, 2016, a decrease of 4.6% from $24.8 million for the three months ended June 30, 2015. The decrease in net revenue was across all industry practice groups except for the Financial Services practice group. Foreign exchange rate fluctuations reduced net revenue by approximately one percentage point. The number of consultants within the Asia Pacific segment was 86 as of June 30, 2016 compared to 83 at June 30, 2015.

Salaries and employee benefits expense decreased $0.6 million from the second quarter of 2015. The decrease in salaries and employee benefits expense is due to lower variable compensation of $1.6 million from lower bonus accruals for consultant performance. Fixed compensation increased $1.0 million compared to the prior year related to an increase in average headcount and the timing of merit increases.

General and administrative expense decreased $0.8 million from the second quarter of 2015 due to lower legal and audit fees.

The Asia Pacific segment had operating income of $2.8 million for the three months ended June 30, 2016, a increase of $0.2 million from the second quarter of 2015.

Culture Shaping

The Culture Shaping segment reported net revenue of $9.7 million for the three months ended June 30, 2016, an increase of 15.9% from $8.4 million for the three months ended June 30, 2015. The increase is the result of a higher volume of client work.

Salaries and employee benefits expense increased $1.5 million from the second quarter of 2015 due to investments in new and existing consultants.

General and administrative expenses decreased $0.3 million from the second quarter of 2015 primarily due to lower internal travel costs.

The Culture Shaping segment reported operating income of $0.1 million for the three months ended June 30, 2016, a decrease of $0.5 million compared to operating income of $0.6 million for the three months ended June 30, 2015.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2016 increased $0.2 million, or 1.6%, to $12.7 million from $12.5 million for the three months ended June 30, 2015.

Salaries and employee benefits expense increased $0.5 million due to higher bonus accruals for management and support personnel and increased stock compensation expense.

General and administrative expense decreased $0.3 million due to lower internal travel costs.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Total revenue. Consolidated total revenue increased $31.9 million, or 12.5%, to $288.1 million in 2016 from $256.2 million in 2015. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $30.9 million, or 12.4%, to $279.1 million for the six months ended June 30, 2016 from $248.2 million for the six months ended June 30, 2015. Foreign exchange rate fluctuations decreased revenue by $3.7 million, or 2.0%. Executive Search and Leadership Consulting net revenue was $261.0 million, an increase of $29.3 million compared to the six months ended June 30, 2015. The increase in Executive Search and Leadership Consulting net revenue is primarily due to growth in our Financial Services, Global Technology & Services, Healthcare & Life Sciences and Consumer Markets practice groups, partially offset by a decline in the Education, Nonprofit & Social Enterprise practice group. Culture Shaping net revenue was $18.0 million for the six months ended June 30, 2016, a increase of $1.6 million compared to the six months ended June 30, 2015.

The number of Executive Search and Leadership Consulting consultants was 336 as of June 30, 2016 compared to 325 as of June 30, 2015. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.6 million for the six months ended June 30, 2016 compared to $1.5 million for the six months ended June 30,

2015. Specific to Executive Search, our primary business, the number of confirmed searches increased 5.8% compared to the six months ended June 30, 2015. The average revenue per executive search increased to $109,400 for the six months ended June 30, 2016 compared to $106,300 for the six months ended June 30, 2015.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $23.5 million, or 13.9%, to $192.7 million for the six months ended June 30, 2016 from $169.2 million for the six months ended June 30, 2015. The increase was primarily due to higher fixed compensation. Fixed compensation increased $17.5 million, including compensation related to acquisitions and new hires over the last year, higher minimum guarantees and sign-on bonuses, $3.8 million of investments in new and existing partners in our Culture Shaping business, and severance related to the repositioning of the Leadership Consulting business. For the six months ended June 30, 2016 we had an average of 1,662 employees compared to an average of 1,508 employees for the six months ended June 30, 2015.

Variable compensation increased $6.0 million due to higher bonus accruals for consultant performance.

Foreign exchange rate fluctuations decreased salaries and employee benefits expense by $2.5 million, or 1.5%.

As a percentage of net revenue, salaries and employee benefits expense was 69.0% for the six months ended June 30, 2016 compared to 68.2% for the same period in the prior year.

General and administrative expenses. Consolidated general and administrative expenses increased $7.7 million, or 12.1%, to $70.8 million for the six months ended June 30, 2016 from $63.2 million for the six months ended June 30, 2015. The increase was due to repositioning of our Leadership Consulting business of $1.5 million, ongoing general and administrative expenses related to our recent acquisitions primarily from the use of third-party consultants in these businesses, litigation expense and internal travel costs.

Foreign exchange rate fluctuations decreased general and administrative expense by $0.9 million, or approximately one percentage point.

As a percentage of net revenue, general and administrative expenses were 25.4% for each of the six month periods ended June 30, 2016 and 2015.

Operating income. Consolidated operating income was $15.6 million for the six months ended June 30, 2016, compared to $15.8 million for the six months ended June 30, 2015. The net impacts of foreign exchange rate fluctuations reduced operating income by $0.3 million.

Net non-operating income (expense). Net non-operating income was $0.2 million for the six months ended June 30, 2016, an increase of $0.4 million from net non-operating expense of $0.2 million for the six months ended June 30, 2015.

Interest, net was $0.1 million of income for the six months ended June 30, 2016 compared to $0.2 million of expense in 2015. Interest expense decreased $0.4 million due the repayment of outstanding debt in the third quarter of 2015, which had been outstanding during the six months ended June 30, 2015.

Other, net was income of $0.1 million and zero for the six months ended June 30, 2016 and 2015, respectively. Other, net increased due decreased net losses on available for sale securities compared to the prior year.

Income taxes. See Note 12, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported net revenue of $159.4 million for the six months ended June 30, 2016, an increase of 13.6%, from $140.3 million for the six months ended June 30, 2015. The increase in net revenue was driven by growth in all practice groups except the Industrial practice group. Foreign exchange rate fluctuations reduced net revenue by approximately one percentage point. The number of consultants within the Americas segment increased to 163 as of June 30, 2016 as compared to 153 at June 30, 2015.

Salaries and employee benefits expense increased $11.9 million compared to the prior year. Fixed compensation increased $8.0 million primarily due to higher minimum guarantees of $2.3 million and higher base salaries and payroll taxes of $2.3 million. Variable compensation increased $3.9 million due to higher bonus accruals for consultant performance.

General and administrative expense increased $1.3 million primarily as a result of ongoing general and administrative expenses related to our recent acquisition of DSI and its use of third-party consultants.

The Americas region reported operating income of $38.3 million for the six months ended June 30, 2016, an increase of $5.9 million compared to $32.4 million for the six months ended June 30, 2015.

Europe

The Europe segment reported net revenue of $58.1 million for the six months ended June 30, 2016, an increase of 32.9%, from $43.7 million for the six months ended June 30, 2015. All industry practice groups contributed to net revenue growth except for the Education, Nonprofit & Social Enterprise practice group. Contributing to this growth was the Company's acquisition of Co Company in October 2015. Foreign exchange rate fluctuations reduced net revenue by approximately three percentage points. The number of consultants within the Europe segment decreased to 88 as of June 30, 2016 as compared to 89 at June 30, 2015.

Salaries and employee benefits expense increased $7.9 million from the six months ended June 30, 2015. Fixed compensation increased $4.9 million due to higher base salaries and payroll taxes of $3.7 million primarily from merit increases, additional headcount related to the Co Company acquisition and costs related to the repositioning of our Leadership Consulting business of $0.6 million. Variable compensation increased $3.0 million due to higher bonus accruals for consultant performance.

General and administrative expense increased $6.0 million compared to the six months ended June 30, 2015 primarily as a result of $1.5 million of costs associated with repositioning of our Leadership Consulting business and ongoing general and administrative expenses related to our recent acquisitions, including the use of third-party external consultants.

The Europe segment reported operating income of $0.1 million the six months ended June 30, 2016, an increase of $0.5 million compared to the six months ended June 30, 2015.

Asia Pacific

The Asia Pacific segment reported net revenue of $43.5 million for the six months ended June 30, 2016, a decrease of 8.7% from $47.7 million for the six months ended June 30, 2015. The decrease in net revenue was across all industry practice groups except for the Financial Services practice group. Foreign exchange rate fluctuations reduced net revenue by approximately two percentage points. The number of consultants within the Asia Pacific segment increased to 85 as of June 30, 2016 as compared to 83 at June 30, 2015.

Salaries and employee benefits expense decreased $1.5 million compared to the six months ended June 30, 2015. The decrease in salaries and employee benefits expense is due to lower variable compensation of $2.5 million from lower bonus accruals for consultant performance partially offset by an increase in fixed compensation $1.0 million as a result of headcount increases and the timing of merit increases.

General and administrative expense decreased $0.3 million compared to the six months ended June 30, 2015 due to lower office occupancy expenses.

The Asia Pacific segment had operating income of $3.2 million for the six months ended June 30, 2016, a decrease of $2.3 million from the prior year.

Culture Shaping

The Culture Shaping segment reported net revenue of $18.0 million for the six months ended June 30, 2016, an increase of 9.4% from $16.5 million for the six months ended June 30, 2015. The increase is the result of a higher volume of client work.

Salaries and employee benefits expense increased $4.2 million compared to the six months ended June 30, 2015 due to investments in new and existing consultants and increased bonus accruals.

General and administrative expenses increased $0.8 million compared to the six months ended June 30, 2015 primarily due to third-party external consultant costs.

The Culture Shaping segment reported an operating loss of $2.0 million for the six months ended June 30, 2016, a decrease of $3.4 million compared to $1.4 million of operating income for the six months ended June 30, 2015.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2016 increased $1.0 million, or 4.4%, to $23.9 million from $22.9 million for the six months ended June 30, 2015.

Salaries and employee benefits expense increased $1.0 million due to additional stock-based compensation expense related to meeting the vesting requirements of the performance share awards for the chief executive officer and higher management bonuses.

General and administrative expense decreased $0.1 million due to increases in internal travel costs that were partially offset by reduced hiring fees and temporary labor.

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

Lines of credit. On June 30, 2015, we entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated the Credit Agreement executed on June 22, 2011 (the “Credit Agreement”). Pursuant to the Restated Credit Agreement, we replaced our Revolving Facility and Term Facility (“Existing Facility”) with a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature (the “Replacement Facility”). The Replacement Facility will mature on June 30, 2020. Borrowings under the Restated Credit Agreement bear interest at our election at the existing Alternate Base Rate (as defined in the Credit Agreement) or Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a spread as determined by our leverage ratio. As of June 30, 2016, we did not have any borrowings outstanding under the Restated Credit Agreement.

We were in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2016, December 31, 2015 and June 30, 2015 were $85.4 million, $190.5 million and $119.9 million, respectively. The $85.4 million of cash and cash equivalents at June 30, 2016 includes $40.6 million held by our foreign subsidiaries. A portion of the $40.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the six months ended June 30, 2016, cash used in operating activities was $85.0 million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $145.0 million related to 2015 and prior year cash bonus deferrals with 2016 variable compensation accruals of $59.5 million partially offsetting these payments, an increase in accounts receivable of $30.1 million and the payment of $6.5 million for the retention bonus paid to certain key executives related to the Senn Delaney acquisition. These uses of cash were partially offset by a decrease in net other assets and liabilities of $8.1 million, net income of $8.0 million, depreciation and amortization expense of $7.6 million, stock compensation expense of $3.9 million and an increase in deferred revenue of $3.7 million.

For the six months ended June 30, 2015, cash used in operating activities was $63.1 million, principally reflecting a $48.6 million decrease in accrued expenses primarily due to cash bonus payments of approximately $113.0 million for 2014 and prior cash deferrals with 2015 variable compensation accruals of $55.1 million, increases in accounts receivables of $29.5 million and income tax payments of $3.8 million along with net income of $8.4 million.

Cash flows used in investing activities. Cash used in investing activities was $5.6 million for the six months ended June 30, 2016 primarily due to the acquisition of DSI for $9.0 million, net purchases of available for sale securities of $2.0 million and capital expenditures of $1.1 million. These uses of cash were partially offset by a reduction in restricted cash of $6.5 million due to a release of funds for the retention bonus paid to certain key executives related to the Senn Delaney acquisition.

Cash used in investing activities was $11.3 million for the six months ended June 30, 2015 primarily due to capital expenditures of $10.2 million and net purchases of available for sale securities of $1.0 million. Capital expenditures primarily related to the office build out for our new Chicago office space.

Cash flows used in financing activities. Cash used in financing activities for the six months ended June 30, 2016 was $15.1 million primarily due to earnout payments of $7.5 million related to the Senn Delaney, Scambler MacGregor and Co Company acquisitions, cash dividend payments of $4.9 million and the payment of employee tax withholdings on equity transactions of $2.7 million.

Cash used in financing activities for the six months ended June 30, 2015 was $14.7 million primarily due to earnout payments of $5.5 million related to the Senn Delaney and Scambler MacGregor acquisitions, cash dividend payments of $5.0 million, debt repayment of $3.0 million and the payment of employee tax withholdings on equity transactions of $0.8 million. Also in the second quarter of 2015, the Company amended and restated its borrowing agreement wherein the prior term loan was repaid and the outstanding balance of the term loan remained outstanding under the revolver.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2016 by $0.2 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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
Date: July 26, 2016

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Karen K. Pepping
Karen K. Pepping
Senior Vice President, Chief Accounting Officer & Controller