Form 10-Q
period 2016-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2016-10-26
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
As of October 21, 2016, there were 18,582,574 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$99,975	$190,452
Accounts receivable, net	114,726	76,058
Prepaid expenses	23,936	19,197
Other current assets	14,867	18,447
Income taxes recoverable	5,451	4,809
Total current assets	258,955	308,963
Non-current assets:
Property and equipment, net	36,137	36,498
Assets designated for retirement and pension plans	17,438	16,857
Investments	17,268	14,145
Other non-current assets	11,233	11,115
Goodwill	155,313	131,122
Other intangible assets, net	20,154	18,687
Deferred income taxes	37,277	35,331
Total non-current assets	294,820	263,755
Total assets	$553,775	$572,718
Current liabilities:
Accounts payable	$9,644	$6,150
Accrued salaries and employee benefits	120,102	158,875
Deferred revenue, net	31,713	29,724
Other current liabilities	25,103	31,239
Income taxes payable	3,897	3,442
Total current liabilities	190,459	229,430
Non-current liabilities:
Accrued salaries and employee benefits	30,363	32,690
Retirement and pension plans	39,921	35,949
Other non-current liabilities	27,267	19,847
Total non-current liabilities	97,551	88,486
Total liabilities	288,010	317,916
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,578,176 and 18,379,398 shares outstanding at September 30, 2016 and December 31, 2015, respectively	196	196
Treasury stock at cost, 1,007,601 and 1,206,379 shares at September 30, 2016 and December 31, 2015, respectively	(32,915)	(39,583)
Additional paid in capital	229,318	232,358
Retained earnings	60,050	52,572
Accumulated other comprehensive income	9,116	9,259
Total stockholders’ equity	265,765	254,802
Total liabilities and stockholders’ equity	$553,775	$572,718
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Revenue before reimbursements (net revenue)	$143,519	$138,421	$422,569	$386,619
Reimbursements	4,720	4,429	13,773	12,396
Total revenue	148,239	142,850	436,342	399,015
Operating expenses:
Salaries and employee benefits	95,355	95,724	288,015	264,914
General and administrative expenses	36,158	29,764	106,986	92,928
Reimbursed expenses	4,720	4,429	13,773	12,396
Total operating expenses	136,233	129,917	408,774	370,238
Operating income	12,006	12,933	27,568	28,777
Non-operating income (expense):
Interest, net	42	(54)	172	(300)
Other, net	340	(1,742)	418	(1,696)
Net non-operating income (expense)	382	(1,796)	590	(1,996)
Income before income taxes	12,388	11,137	28,158	26,781
Provision for income taxes	5,448	3,647	13,238	10,909
Net income	6,940	7,490	14,920	15,872
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(717)	(347)	(1,173)	(1,645)
Net unrealized gain (loss) on available-for-sale investments	519	(941)	1,030	(802)
Unrealized loss on cash flow hedge	—	—	—	(78)
Other comprehensive loss, net of tax	(198)	(1,288)	(143)	(2,525)
Comprehensive income	$6,742	$6,202	$14,777	$13,347

Basic weighted average common shares outstanding	18,577	18,372	18,528	18,318
Dilutive common shares	273	277	273	277
Diluted weighted average common shares outstanding	18,850	18,649	18,801	18,595

Basic net income per common share	$0.37	$0.41	$0.81	$0.87
Diluted net income per common share	$0.37	$0.40	$0.79	$0.85
Cash dividends paid per share	$0.13	$0.13	$0.39	$0.39
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	19,586	$196	1,206	$(39,583)	$232,358	$52,572	$9,259	$254,802
Net income	—	—	—	—	—	14,920	—	14,920
Other comprehensive loss, net of tax	—	—	—	—	—	—	(143)	(143)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	5,055	—	—	5,055
Vesting of equity, net of tax withholdings	—	—	(167)	5,636	(8,324)	—	—	(2,688)
Re-issuance of treasury stock	—	—	(31)	1,032	(470)	—	—	562
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,252)	—	(7,252)
Dividend equivalents on restricted stock units	—	—	—	—	—	(190)	—	(190)
Tax surplus related to stock-based compensation	—	—	—	—	699	—	—	699
Balance at September 30, 2016	19,586	$196	1,008	$(32,915)	$229,318	$60,050	$9,116	$265,765
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows—operating activities:
Net income	$14,920	$15,872
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,676	9,983
Deferred income taxes	(1,731)	(153)
Stock-based compensation expense	5,055	3,684
Accretion expense related to earnout payments	198	861
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(33,267)	(40,582)
Accounts payable	2,270	(1,311)
Accrued expenses	(47,130)	(5,361)
Deferred revenue	1,298	3,921
Income taxes payable, net	(76)	(3,101)
Retirement and pension plan assets and liabilities	3,009	69
Prepaid expenses	(4,228)	(1,054)
Other assets and liabilities, net	(1,008)	(2,868)
Net cash used in operating activities	(49,014)	(20,040)
Cash flows—investing activities:
Restricted cash	7,228	—
Acquisition of businesses	(27,722)	—
Capital expenditures	(2,179)	(13,897)
Purchases of available for sale investments	(2,361)	(1,402)
Proceeds from sales of available for sale investments	510	630
Net cash used in investing activities	(24,524)	(14,669)
Cash flows—financing activities:
Debt repayment	—	(29,500)
Debt issuance costs	—	(422)
Cash dividends paid	(7,442)	(7,496)
Payment of employee tax withholdings on equity transactions	(2,676)	(878)
Acquisition earnout payments	(7,461)	(5,496)
Net cash used in financing activities	(17,579)	(43,792)
Effect of exchange rates fluctuations on cash and cash equivalents	640	(3,891)
Net decrease in cash and cash equivalents	(90,477)	(82,392)
Cash and cash equivalents at beginning of period	190,452	211,352
Cash and cash equivalents at end of period	$99,975	$128,960
Supplemental Schedule of Non-Cash Activities:
Term loan facility retirement	$—	$(26,500)
Subsequent drawing on line of credit	—	26,500
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

Recently Issued Financial Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain cash receipts and cash payments should be presented and classified. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company has evaluated the standard and noted the guidance for contingent consideration payments made after a business combination are applicable to the Condensed Consolidated Statements of Cash Flows. The Company currently classifies all contingent consideration payments as financing activities. The impact of this change is not expected to be significant to the classification of these activities on the Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax accounting, classification of awards as either equity or liabilities, the accounting for forfeitures and classification on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is planning to early adopt this standard during the fourth quarter of 2016. The impact of this change is not expected to be significant to Condensed Consolidated Financial Statements.

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

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the nine months ended September 30, 2016 is as follows:

Balance at December 31, 2015	$5,376
Provision charged to income	1,475
Write-offs	(3,944)
Foreign currency translation	(19)
Balance at September 30, 2016	$2,888

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2016	December 31, 2015
Leasehold improvements	$42,187	$40,583
Office furniture, fixtures and equipment	17,079	16,234
Computer equipment and software	30,884	28,648
Property and equipment, gross	90,150	85,465
Accumulated depreciation	(54,013)	(48,967)
Property and equipment, net	$36,137	$36,498

Depreciation expense for the three months ended September 30, 2016 and 2015 was $2.4 million and $2.2 million, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $7.0 million and $6.5 million, respectively.

5.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 6, Fair Value Measurements). The fair value for these investments was $17.3 million and $14.1 million as of September 30, 2016 and December 31, 2015, respectively. The aggregate cost basis for these investments was $13.2 million and $11.1 million as of September 30, 2016 and December 31, 2015, respectively.

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

The following tables provide a summary of the fair value measurements at September 30, 2016 and December 31, 2015 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2016
U.S. non-qualified deferred compensation plan	$17,268	$—	$—	$17,268
Assets designated for retirement and pension plans	—	18,790	—	18,790
Acquisition earnout accruals	—	—	(9,790)	(9,790)
	$17,268	$18,790	$(9,790)	$26,268

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2015
U.S. non-qualified deferred compensation plan	$14,145	$—	$—	$14,145
Assets designated for retirement and pension plans	—	18,164	—	18,164
Acquisition earnout accruals	—	—	(12,033)	(12,033)
	$14,145	$18,164	$(12,033)	$20,276

The Level 2 assets above are fair valued using a market approach. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2016 and December 31, 2015 based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the nine months ended September 30, 2016.

Acquisition Earnout Accruals
Balance at December 31, 2015	$(12,033)
Acquisition earnouts (Note 7)	(5,039)
Co Company earnout amendment (Note 7)	(577)
Earnout accretion	(198)
Earnout payments	7,461
Foreign currency translation	596
Balance at September 30, 2016	$(9,790)

7.	Acquisitions

Philosophy IB, LLP

On September 1, 2016, the Company acquired substantially all of the assets of Philosophy IB, LLP ("Philosophy IB"), a New Jersey-based leadership, organization development and management consulting firm for $6.0 million, which was funded from existing cash. The former owners of Philosophy IB are eligible to receive an additional cash consideration based on two components: achieving revenue milestones generated from its software products from September 2016 through August 2019 and percentage of consulting revenue achieved over the period September 2016 to August 2019, subject to a profitability test. The Company estimates the value of future cash consideration to be between $0.8 million and $1.5 million. Due to the timing of the acquisition, the Company is currently performing the fair value valuation for the acquired assets and liabilities, including identifying other intangible assets from goodwill.

JCA Group Limited

On August 4, 2016, the Company acquired JCA Group Limited ("JCA Group"), a UK-based provider of executive search, succession planning and coaching services, and, from the partners thereof, the entire partnership interest in JCA Partners LLP for £11.2 million (equivalent to $14.5 million at September 30, 2016) of initial consideration, which was funded from existing cash. The former owners of JCA Group are eligible to receive additional cash consideration upon the realization of specific revenue milestones achieved over the period August 2016 through August 2018. When estimating the value of future cash consideration, the Company has accrued £2.7 million (equivalent to $3.5 million) as of September 30, 2016. The Company recorded $3.5 million of intangible assets related to customer relationships and $15.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. Due to the timing of the acquisition, the Company has not completed the fair value valuation for the acquired assets and liabilities, including identifying other intangible assets from goodwill.

Decision Strategies International, Inc.

On February 29, 2016, the Company acquired substantially all of the assets of Decision Strategies International, Inc. ("DSI"), a Pennsylvania-based business consulting firm and its wholly owned subsidiary, Decision Strategies International (UK) Limited. DSI specializes in advising organizations and institutions on strategic planning and decision making in uncertain operating environments, leadership development and talent strategy. Total consideration for the acquisition of DSI's assets was approximately $9.0 million and was funded from existing cash. The former owners of DSI are eligible to receive an additional cash consideration payment in 2019 based on revenue targets to be achieved in 2017 and 2018. When estimating the value of future cash consideration, the Company has accrued $1.7 million as of September 30, 2016. The Company recognized $0.1 million and $0.2 million of accretion expense included in General and administrative expenses during the three and nine months ended September 30, 2016, respectively. The Company recorded $3.2 million of intangible assets related to customer relationships and $5.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Co Company Limited

 On October 1, 2015, the Company acquired Co Company, a UK-based management consulting firm that specializes in organizational development for £7.1 million (equivalent to $9.2 million and $10.4 million at September 30, 2016 and December 31, 2015, respectively) of initial consideration, pursuant to a stock purchase, which was funded from existing cash.  The former owners of Co Company are eligible to receive additional cash consideration upon the realization of specific revenue and EBITDA Margin milestones achieved over the period October 2015 through December 2018. On August 25, 2016, the Company and the former owners of Co Company entered into a Deed of Amendment (the "Amendment") to the Share Purchase Agreement dated October 1, 2015. The Amendment adjusts the target fee revenue and targeted EBITDA margin for each remaining earn out period taking into consideration the unanticipated acquisitions completed subsequent to the Share Purchase Agreement. The new targets shall include subsequent acquisitions and take effect retrospectively from January 1, 2016. When estimating the fair value of future cash consideration, the Company has accrued £2.9 million (equivalent to $3.8 million and $4.3 million) as of September 30, 2016 and December 31, 2015, of which $0.2 million was paid during the second quarter of 2016. As a result of the Amendment and related adjustment of the earnout liability, the Company recognized $0.5 million and $0.2 million of income in General and administrative expenses during the three and nine months ended September 30, 2016, respectively. The Company recorded $2.9 million of intangible assets and $10.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $0.8 million at both September 30, 2016 and December 31, 2015) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars (equivalent to $2.1 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively) based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.4 million and $0.7 million was paid during the nine months ended September 30, 2016 and 2015, respectively. When estimating the fair value of future earnout payments, the Company had accrued 1.1 million Australian dollars and 1.6 million Australian dollars (equivalent to $0.9 million and $1.2 million) as of September 30, 2016 and December 31, 2015, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $6.8 million, $4.8 million and $3.4 million was paid during the second quarter of 2016, 2015 and 2014, respectively. The Company had accrued $6.6 million at December 31, 2015 for the remaining cash consideration, which was paid during the nine months ended September 30, 2016. The Company recognized zero and $0.3 million of accretion expense during the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.8 million of accretion expense during the nine months ended September 30, 2016 and 2015, respectively. Accretion expense is included in General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. At December 31, 2015, the Company held $6.5 million in a retention escrow that was paid to certain key executives of Senn Delaney in January 2016 for remaining with the Company for three years subsequent to the acquisition. The Company recognized zero and $0.5 million of compensation expense during the three months ended June 30, 2016 and 2015, respectively, and zero and $1.6 million of compensation expense during the nine months ended September 30, 2016 and 2015, respectively. Compensation expense is included in Salaries and employee benefits in the Condensed Consolidated Statements of Comprehensive Income.

8.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2016 are as follows:

	Executive Search and Leadership Consulting			Culture Shaping
	Americas	Europe	Asia Pacific		Total
Balance at December 31, 2015	$81,626	$10,745	$9,211	$29,540	$131,122
DSI acquisition	5,673	—	—	—	5,673
JCA Group acquisition	—	15,535	—	—	15,535
Philosophy IB acquisition	4,253	—	—	—	4,253
Foreign currency translation	196	(1,719)	488	(235)	(1,270)
Balance at September 30, 2016	$91,748	$24,561	$9,699	$29,305	$155,313

On September 1, 2016, the Company acquired Philosophy IB and included the fair value of the acquired assets and liabilities as of the acquisition date in the Consolidated Balance Sheets. The Company also included $4.3 million of goodwill related to the acquisition in the Americas segment. On August 4, 2016, the Company acquired JCA Group and included the fair value of the acquired assets and liabilities as of the acquisition date in the Consolidated Balance Sheets. The Company also included $15.5 million of goodwill related to the acquisition in the Europe segment. On February 29, 2016, the Company acquired DSI and included the fair value of the acquired assets and liabilities as of the acquisition date in the Condensed Consolidated Balance Sheets. The Company also included $5.7 million of goodwill related to the acquisition in the Americas segment.

Due to the timing of the acquisitions, the Company has not completed the fair value valuation for the acquired assets and liabilities, including identifying other intangible assets from goodwill for JCA Group and Philosophy IB.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2016	December 31, 2015
Executive Search and Leadership Consulting
Americas	$3,221	$764
Europe	4,828	2,548
Asia Pacific	149	209
Total Executive Search and Leadership Consulting	8,198	3,521
Culture Shaping	11,956	15,166
Total other intangible assets, net	$20,154	$18,687

The Company identified client relationships of $3.5 million as a part of the JCA Group acquisition and included the fair value in the Europe segment. Due to the timing of the acquisitions, the Company has not completed its evaluation of identifying other intangible assets from goodwill for JCA Group and Philosophy IB.

The Company identified client relationships of $3.2 million and as part of the DSI acquisitions and included the fair value in the Americas segment.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	September 30, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	7.8	$31,503	$(20,214)	$11,289	$25,414	$(17,550)	$7,864
Trade name	15.0	9,077	(4,077)	5,000	9,251	(3,416)	5,835
Software	7.0	7,200	(3,857)	3,343	7,200	(3,086)	4,114
Non-compete	5.0	570	(307)	263	586	(117)	469
Technology	3.0	389	(130)	259	442	(37)	405
Total intangible assets	9.4	$48,739	$(28,585)	$20,154	$42,893	$(24,206)	$18,687

Intangible asset amortization expense for the three months ended September 30, 2016 and 2015 was $1.6 million and $1.2 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2016 and 2015 was $4.7 million and $3.5 million, respectively

The Company's estimated future amortization expense related to intangible assets as of September 30, 2016 for the years ended December 31st is as follows:

Remainder of 2016	$1,709
2017	5,434
2018	4,204
2019	3,242
2020	1,853
Thereafter	3,712
Total	$20,154

9.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	September 30, 2016	December 31, 2015
Premise related costs	$18,066	$17,790
Accrued earnout payments	7,831	788
Other	1,370	1,269
Total other non-current liabilities	$27,267	$19,847

10.	Line of Credit

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

As of September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of September 30, 2016, 1,397,410 awards have been issued under the 2012 Program and 1,003,228 shares remain available for future awards, which includes 400,638 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Salaries and employee benefits	$1,155	$1,094	$4,492	$3,234
General and administrative expenses	—	—	563	450
Income tax benefit related to stock-based compensation included in net income	437	259	2,005	1,301

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2016:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2015	473,935	$19.98
Granted	207,405	22.92
Vested and converted to common stock	(119,455)	20.02
Forfeited	(24,612)	22.81
Outstanding on September 30, 2016	537,273	20.97

As of September 30, 2016, there was $4.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.0 years.

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

Performance stock unit activity for the nine months ended September 30, 2016:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2015	272,024	$18.28
Granted	125,388	22.98
Vested and converted to common stock	(160,600)	15.51
Outstanding on September 30, 2016	236,812	22.64

As of September 30, 2016, there was $2.6 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.1 years.

12.	Income Taxes

The Company reported income before taxes of $12.4 million and $11.1 million and an income tax provision of $5.4 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively. The increase in the income tax provision was due to higher consolidated income before taxes of $1.3 million and the mix of income.

The Company reported income before taxes of $28.2 million and $26.8 million and an income tax provision of $13.2 million and $10.9 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in the income tax provision was due to higher consolidated income before taxes of $1.4 million and the mix of income.

13.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the nine months ended September 30, 2016 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2015	$2,394	$8,561	$(1,696)	$9,259
Other comprehensive income / (loss) before classification, net of tax	709	(1,173)	—	(464)
Amount reclassified from AOCI (1)	321	—	—	321
Net current period other comprehensive income / (loss)	1,030	(1,173)	—	(143)
Balance at September 30, 2016	$3,424	$7,388	$(1,696)	$9,116

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Executive Search and Leadership Consulting
Americas	$78,198	$78,265	$237,557	$218,560
Europe	32,895	25,946	91,017	69,679
Asia Pacific	23,801	25,031	67,325	72,712
Total Executive Search and Leadership Consulting	134,894	129,242	395,899	360,951
Culture Shaping	8,625	9,179	26,670	25,668
Revenue before reimbursements (net revenue)	143,519	138,421	422,569	386,619
Reimbursements	4,720	4,429	13,773	12,396
Total	$148,239	$142,850	$436,342	$399,015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$18,552	$18,193	$56,817	$50,563
Europe	2,371	1,470	2,429	1,018
Asia Pacific	2,029	2,630	5,179	8,088
Total Executive Search and Leadership Consulting	22,952	22,293	64,425	59,669
Culture Shaping	41	1,539	(1,928)	2,948
Total Segments	22,993	23,832	62,497	62,617
Global Operations Support	(10,987)	(10,899)	(34,929)	(33,840)
Total	$12,006	$12,933	$27,568	$28,777

15.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.5 million as of September 30, 2016. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom. HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $5.1 million) at September 30, 2016. The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Executive Overview

Our Business. We are a leadership advisory firm providing executive search, culture shaping services and leadership consulting. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We provide our services to a broad range of clients through the expertise of over 350 consultants located in major cities around the world.

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

On August 4, 2016, we acquired JCA Group Limited ("JCA Group") a UK-based provider of executive search, succession planning and coaching services.

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

Leadership Consulting. Leadership consulting works with clients to accelerate performance at the strategic, organization, team and individual leader levels. Leadership Consulting is currently less than 10% of our net revenue. Our leadership consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Depending on the terms of the agreement, net revenue from leadership consulting is either recognized proportionally as services are performed or in accordance with the completion of the engagement deliverables. On September 1, 2016, we acquired Philosophy IB, LLP, a leadership, organizational development and management consulting firm. On February 29, 2016, we acquired Decision Strategies International, Inc., which specializes in advising organizations and institutions on strategic planning and decision making in certain operating environments, leadership development and talent strategy. On October 1, 2015, we acquired Co Company Limited, an organizational development consulting firm.

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

Fourth Quarter 2016 Outlook

We are currently forecasting 2016 fourth quarter net revenue of between $142 million and $152 million. Our 2016 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in September 2016.

Our 2016 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2015 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.3	3.2	3.3	3.2
Total revenue	103.3	103.2	103.3	103.2
Operating expenses:	—	—	—	—
Salaries and employee benefits	66.4	69.2	68.2	68.5
General and administrative expenses	25.2	21.5	25.3	24.0
Reimbursed expenses	3.3	3.2	3.3	3.2
Total operating expenses	94.9	93.9	96.7	95.8
Operating income	8.4	9.3	6.5	7.4
Non-operating income (expense):
Interest, net	—	—	—	(0.1)
Other, net	0.2	(1.3)	0.1	(0.4)
Net non-operating income (expense)	0.3	(1.3)	0.1	(0.5)
Income before income taxes	8.6	8.0	6.7	6.9
Provision for income taxes	3.8	2.6	3.1	2.8
Net income	4.8%	5.4%	3.5%	4.1%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search and leadership consulting services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our culture shaping business as a separate segment (See Note 14, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Executive Search and Leadership Consulting
Americas	$78,198	$78,265	$237,557	$218,560
Europe	32,895	25,946	91,017	69,679
Asia Pacific	23,801	25,031	67,325	72,712
Total Executive Search and Leadership Consulting	134,894	129,242	395,899	360,951
Culture Shaping	8,625	9,179	26,670	25,668
Revenue before reimbursements (net revenue)	143,519	138,421	422,569	386,619
Reimbursements	4,720	4,429	13,773	12,396
Total	$148,239	$142,850	$436,342	$399,015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income (loss):
Executive Search and Leadership Consulting
Americas	$18,552	$18,193	$56,817	$50,563
Europe	2,371	1,470	2,429	1,018
Asia Pacific	2,029	2,630	5,179	8,088
Total Executive Search and Leadership Consulting	22,952	22,293	64,425	59,669
Culture Shaping	41	1,539	(1,928)	2,948
Total Segments	22,993	23,832	62,497	62,617
Global Operations Support	(10,987)	(10,899)	(34,929)	(33,840)
Total	$12,006	$12,933	$27,568	$28,777

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Total revenue. Consolidated total revenue increased $5.4 million, or 3.8%, to $148.2 million in 2016 from $142.9 million in 2015. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $5.1 million, or 3.7%, to $143.5 million for the three months ended September 30, 2016 from $138.4 million for the three months ended September 30, 2015. Foreign exchange rate fluctuations decreased revenue by $0.6 million, or less than one percentage point. Executive Search and Leadership Consulting net revenue was $134.9 million, an increase of $5.7 million compared to the three months ended September 30, 2015. The increase in Executive Search and Leadership Consulting net revenue is primarily due to our recent acquisitions, as well as growth in all practice groups, with the exception of the Financial Services and Global Technology & Services practice groups. Culture Shaping net revenue was $8.6 million for the three months ended September 30, 2016, a decrease of $0.6 million compared to the three months ended September 30, 2015.

The number of Executive Search and Leadership Consulting consultants was 356 as of September 30, 2016 compared to 334 as of September 30, 2015, with our recent acquisitions contributing 23 consultants to 2016. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million for the three months ended September 30, 2016 compared to $1.6 million for the three months ended September 30, 2015. Specific to Executive Search, our primary business, the number of confirmed searches increased 5.7% compared to the third quarter of 2015. The average revenue per executive search decreased to $113,700 in the third quarter of 2016 compared to $121,200 in the third quarter of 2015.

Salaries and employee benefits. Consolidated salaries and employee benefits expense decreased $0.4 million, or 0.4%, to $95.4 million for the three months ended September 30, 2016 from $95.7 million for the three months ended September 30, 2015. The decrease was primarily due to lower variable compensation partially offset by increased fixed compensation of $7.3 million. Fixed compensation increased due to higher compensation related to our four recent acquisitions, higher base salaries and benefit costs, new hires over the last year with incentives and minimum guarantees that are part of the consultant hiring process, and $1.3 million of investments in new and existing partners in our Culture Shaping business. As a result of higher fixed compensation expense and an increase in the use of third-party consultants, whose costs are included in General and administrative expenses, variable compensation declined $7.7 million in the quarter reflecting the overall profitability of the business.

In the 2016 third quarter we had an average of 1,770 employees compared to an average of 1,548 employees in the 2015 third quarter. Foreign exchange rate fluctuations increased salaries and employee benefits expense by $0.1 million, or less than one percent, in the third quarter of 2016.

As a percentage of net revenue, salaries and employee benefits expense was 66.4% in in the third quarter of 2016 as compared to 69.2% for the same period in the prior year.

General and administrative expenses. Consolidated general and administrative expenses increased $6.4 million, or 21.5%, to $36.2 million for the three months ended September 30, 2016. The increase was due to ongoing general and administrative expenses related to our four recent acquisitions including the use of third-party consultants in these businesses to execute work, higher professional service fees supporting technology implementation, training and development, marketing and audit fees, higher unbilled travel and business development expense, higher temporary help and hiring fees, and an increase in technology subscription costs reflecting additional headcount throughout the business for cloud-based services.

Foreign exchange rate fluctuations did not impact general and administrative expense in the third quarter of 2016.

As a percentage of net revenue, general and administrative expenses were 25.2% in the third quarter of 2016 compared to 21.5% in the third quarter of 2015.

Operating income. Consolidated operating income was $12.0 million for the three months ended September 30, 2016, compared to $12.9 million for the three months ended September 30, 2015. The net impact of foreign exchange rate fluctuations decreased operating income by $0.7 million.

Net non-operating income (expense). Net non-operating income was $0.4 million for the three months ended September 30, 2016 an increase of $2.2 million from net non-operating expense of $1.8 million for the three months ended September 30, 2015.

Interest, net was zero in the third quarter of 2016 compared to $0.1 million of expense in 2015. Interest expense decreased $0.1 million due the repayment of outstanding debt in the third quarter of 2015.

Other, net was $0.3 million of income and $1.7 million of expense for the three months ended September 30, 2016 and 2015, respectively. Other, net increased due to lower net losses on available for sale securities compared to the prior year and decreased losses on the disposal of fixed assets.

Income taxes. See Note 12, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported net revenue of $78.2 million for the three months ended September 30, 2016, a decrease of less than one percent, from $78.3 million for the three months ended September 30, 2015. The decrease in net revenue was driven by decreases in the Financial Services and Global Technology & Services practice groups, partially offset by growth in the Consumer Markets and Industrial practice groups. The revenue from DSI also partially offset the revenue decline. Foreign exchange rate fluctuations increased net revenue by less than one percentage point. The number of consultants within the Americas segment was 164 as of September 30, 2016 compared to 152 at September 30, 2015, with DSI and Philosophy IB each contributing three consultants to 2016.

Salaries and employee benefits expense decreased $3.0 million from the third quarter of 2015. Fixed compensation increased $2.7 million due to higher base salaries and payroll taxes of $1.4 million due to an increase in headcount. Variable compensation decreased $5.7 million due to lower bonus accruals.

General and administrative expense increased $2.6 million primarily due to the acquisition of DSI in February 2016 and higher unbilled travel and business development costs.

The Americas region reported operating income of $18.6 million for the three months ended September 30, 2016, an increase of $0.4 million compared to $18.2 million for the three months ended September 30, 2015.

Europe

The Europe segment reported net revenue of $32.9 million for the three months ended September 30, 2016, an increase of 26.8%, from $25.9 million for the three months ended September 30, 2015. All industry practice groups contributed to net revenue growth except for the Education, Nonprofit & Social Enterprise practice group. Also contributing to this growth was the Company's acquisition of Co Company in October 2015 and JCA Group in August of 2016. Foreign exchange rate fluctuations reduced net revenue by approximately four percentage points. The number of consultants within the Europe segment was 103 as of September 30, 2016 compared to 91 at September 30, 2015, with Co Company and JCA Group contributing six and 11 consultants to 2016, respectively.

Salaries and employee benefits expense increased $3.0 million from the third quarter of 2015. Fixed compensation increased $3.0 million due to increased minimum guarantees and higher base salaries and payroll taxes, primarily from merit increases and additional headcount related to the Co Company and JCA Group acquisitions. Variable compensation remained unchanged compared to the third quarter of 2015.

General and administrative expense increased $3.0 million from the third quarter of 2015 primarily as a result of ongoing general and administrative expenses related to our recent acquisitions and the use of third-party consultants in Co Company's business to execute work along with increased professional services.

The Europe segment reported operating income of $2.4 million for the three months ended September 30, 2016, an increase of $0.9 million compared to the three months ended September 30, 2015.

Asia Pacific

The Asia Pacific segment reported net revenue of $23.8 million for the three months ended September 30, 2016, a decrease of 4.9% from $25.0 million for the three months ended September 30, 2015. The decrease in net revenue was across all industry practice groups except for the Consumer Markets and Healthcare and Life Sciences practice groups. Foreign exchange rate fluctuations increased net revenue by approximately three percentage points. The number of consultants within the Asia Pacific segment was 89 as of September 30, 2016 compared to 91 at September 30, 2015.

Salaries and employee benefits expense decreased $1.4 million from the third quarter of 2015. The decrease in salaries and employee benefits expense is due to lower variable compensation of $2.2 million from lower bonus accruals for consultant performance. Fixed compensation increased $0.8 million compared to the prior year related to an increase in average headcount.

General and administrative expense increased $0.8 million from the third quarter of 2015 due to higher professional services, higher unbilled travel and business development cost and higher office occupancy expenses.

The Asia Pacific segment had operating income of $2.0 million for the three months ended September 30, 2016, a decrease of $0.6 million from the third quarter of 2015.

Culture Shaping

The Culture Shaping segment reported net revenue of $8.6 million for the three months ended September 30, 2016, a decrease of 6.0% from $9.2 million for the three months ended September 30, 2015. The decrease is the result of a lower volume of client work.

Salaries and employee benefits expense increased $0.5 million from the third quarter of 2015 due to investments in new and existing consultants.

General and administrative expenses increased $0.4 million from the third quarter of 2015 primarily due to higher professional services and internal travel expenses, partially offset by lower hiring fees and temporary labor costs.

The Culture Shaping segment reported operating income of zero for the three months ended September 30, 2016, a decrease of $1.5 million compared to the three months ended September 30, 2015.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2016 increased $0.1 million, or 1.0%, to $11.0 million from $10.9 million for the three months ended September 30, 2015.

Salaries and employee benefits expense increased $0.5 million due to higher base salaries and payroll taxes and bonus accruals for management and support personnel.

General and administrative expense decreased $0.4 million due to lower internal travel costs.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Total revenue. Consolidated total revenue increased $37.3 million, or 9.4%, to $436.3 million in 2016 from $399.0 million in 2015. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $36.0 million, or 9.3%, to $422.6 million for the nine months ended September 30, 2016 from $386.6 million for the nine months ended September 30, 2015. Foreign exchange rate fluctuations decreased revenue by $4.3 million, or 1.1%. Executive Search and Leadership Consulting net revenue was $395.9 million, an increase of $34.9 million compared to the nine months ended September 30, 2015. The increase in Executive Search and Leadership Consulting net revenue is primarily due to our recent acquisitions, as well as growth in all practice groups except for the Education, Nonprofit & Social Enterprise practice group. Culture Shaping net revenue was $26.7 million for the nine months ended September 30, 2016, an increase of $1.0 million compared to the nine months ended September 30, 2015.

The number of Executive Search and Leadership Consulting consultants was 356 as of September 30, 2016 compared to 334 as of September 30, 2015, with our recent acquisitions contributing 23 consultants to 2016. Productivity, as measured by annualized net Executive Search and Leadership Consulting revenue per consultant was $1.5 million for each of the nine months ended September 30, 2016 and 2015, respectively. Specific to Executive Search, our primary business, the number of confirmed searches increased 6% compared to the nine months ended September 30, 2015. The average revenue per executive search decreased to $110,800 for the nine months ended September 30, 2016 compared to $111,200 for the nine months ended September 30, 2015.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $23.1 million, or 8.7%, to $288.0 million for the nine months ended September 30, 2016 from $264.9 million for the nine months ended September 30, 2015. The decrease was primarily due to lower variable compensation partially offset by increased fixed compensation of $24.7 million. Fixed compensation increased due to higher compensation related to our four recent acquisitions, new hires over the last year with incentives and minimum guarantees that are part of the consultant hiring process, $5.2 million of investments in new and existing partners in our Culture Shaping business and severance related to the repositioning of the Leadership Consulting business. As a result of higher fixed compensation expense and an increase in the use of third-party consultants, whose costs are included in General and administrative expenses, variable compensation decreased $1.6 million in the quarter reflecting the overall profitability of the business.

For the nine months ended September 30, 2016 we had an average of 1,721 employees compared to an average of 1,520 employees for the nine months ended September 30, 2015. Foreign exchange rate fluctuations decreased salaries and employee benefits expense by $2.5 million, or approximately one percentage point.

As a percentage of net revenue, salaries and employee benefits expense was 68.2% for the nine months ended September 30, 2016 compared to 68.5% for the same period in the prior year.

General and administrative expenses. Consolidated general and administrative expenses increased $14.1 million, or 15.1%, to $107.0 million for the nine months ended September 30, 2016. The increase was due to ongoing general and administrative expenses related to our recent four acquisitions primarily from the use of third-party consultants in these businesses to execute work, the repositioning of our Leadership Consulting business of $1.5 million, higher professional service fees supporting technology implementation and training and development fees, higher unbilled travel and business development expense, and an increase in technology subscription costs reflecting additional headcount throughout the business for cloud-based services.

Foreign exchange rate fluctuations decreased general and administrative expense by $0.9 million, or approximately one percentage point.

As a percentage of net revenue, general and administrative expenses were 25.3% for the nine months ended September 30, 2016 compared to 24.0% for the nine months ended September 30, 2015.

Operating income. Consolidated operating income was $27.6 million for the nine months ended September 30, 2016, compared to $28.8 million for the nine months ended September 30, 2015. The net impacts of foreign exchange rate fluctuations reduced operating income by $0.9 million.

Net non-operating income (expense). Net non-operating income was $0.6 million for the nine months ended September 30, 2016, an increase of $2.6 million from net non-operating expense of $2.0 million for the nine months ended September 30, 2015.

Interest, net was $0.2 million of income for the nine months ended September 30, 2016 compared to $0.3 million of expense in 2015. Interest expense decreased $0.5 million due the repayment of outstanding debt in the third quarter of 2015, which had been outstanding during the nine months ended September 30, 2015.

Other, net was income of $0.4 million for the nine months ended September 30, 2016 and expense of $1.7 million for the nine months ended September 30, 2015. Other, net increased due to lower net losses on available for sale securities compared to the prior year and decreased losses on the disposal of fixed assets.

Income taxes. See Note 12, Income Taxes.

Executive Search and Leadership Consulting

Americas

The Americas segment reported net revenue of $237.6 million for the nine months ended September 30, 2016, an increase of 8.7%, from $218.6 million for the nine months ended September 30, 2015. The increase in net revenue was driven by our DSI acquisition and growth in all practice groups except the Industrial practice group. Foreign exchange rate fluctuations reduced net revenue by less than one percentage point. The number of consultants within the Americas segment increased to 164 as of September 30, 2016 compared to 152 at September 30, 2015, with DSI and Philosophy IB each contributing three consultants to 2016.

Salaries and employee benefits expense increased $8.9 million compared to the prior year. Fixed compensation increased $10.8 million primarily due to higher base salaries and payroll taxes of $3.7 million, higher minimum guarantees and sign-on bonuses of $2.3 million and increased deferred compensation due to market fluctuations. Variable compensation decreased $1.9 million due to lower bonus accruals.

General and administrative expense increased $3.9 million primarily as a result of ongoing general and administrative expenses related to our recent acquisition of DSI and its use of third-party consultants to execute work, higher office occupancy costs and higher unbilled travel and business development cost.

The Americas region reported operating income of $56.8 million for the nine months ended September 30, 2016, an increase of $6.2 million compared to $50.6 million for the nine months ended September 30, 2015.

Europe

The Europe segment reported net revenue of $91.0 million for the nine months ended September 30, 2016, an increase of 30.6%, from $69.7 million for the nine months ended September 30, 2015. All industry practice groups contributed to net revenue growth except for the Education, Nonprofit & Social Enterprise practice group. Contributing to this growth were the Company's acquisitions of Co Company in October 2015 and JCA Group in August 2016. Foreign exchange rate fluctuations reduced net revenue by approximately four percentage points. The number of consultants within the Europe segment increased to 103 as of September 30, 2016 compared to 91 at September 30, 2015, with Co Company and JCA Group contributing six and 11 consultants to 2016, respectively.

Salaries and employee benefits expense increased $10.9 million from the nine months ended September 30, 2015. Fixed compensation increased $8.0 million due to higher base salaries and payroll taxes of $5.6 million primarily from merit increases, additional headcount related to the Co Company and JCA Group acquisitions, higher minimum guarantees of $1.7 million and costs related to the repositioning of our Leadership Consulting business of $0.6 million. Variable compensation increased $3.0 million due to higher bonus accruals for consultant performance.

General and administrative expense increased $9.0 million compared to the nine months ended September 30, 2015 primarily as a result of ongoing general and administrative expenses related to our recent acquisitions, including the use of third-party external consultants to execute work, $1.5 million of costs associated with repositioning of our Leadership Consulting business and higher unbilled travel and business development cost.

The Europe segment reported operating income of $2.4 million for the nine months ended September 30, 2016, an increase of $1.4 million compared to the nine months ended September 30, 2015.

Asia Pacific

The Asia Pacific segment reported net revenue of $67.3 million for the nine months ended September 30, 2016, a decrease of 7.4% from $72.7 million for the nine months ended September 30, 2015. The decrease in net revenue was across all industry practice groups. Foreign exchange rate fluctuations reduced net revenue by less than one percentage point. The number of consultants within the Asia Pacific segment decreased to 89 as of September 30, 2016 as compared to 91 at September 30, 2015.

Salaries and employee benefits expense decreased $2.9 million compared to the nine months ended September 30, 2015. The decrease in salaries and employee benefits expense is due to lower variable compensation of $4.7 million from lower bonus accruals for consultant performance partially offset by an increase in fixed compensation $1.8 million as a result of headcount increases and the timing of merit increases.

General and administrative expense increased $0.5 million compared to the nine months ended September 30, 2015 primarily due to higher office occupancy expenses and higher unbilled travel and business development cost, partially offset by lower litigation expenses.

The Asia Pacific segment had operating income of $5.2 million for the nine months ended September 30, 2016, a decrease of $2.9 million from the prior year.

Culture Shaping

The Culture Shaping segment reported net revenue of $26.7 million for the nine months ended September 30, 2016, an increase of 3.9% from $25.7 million for the nine months ended September 30, 2015. The increase is the result of a higher volume of client work.

Salaries and employee benefits expense increased $4.7 million compared to the nine months ended September 30, 2015 due to investments in new and existing consultants.

General and administrative expenses increased $1.2 million compared to the nine months ended September 30, 2015 primarily due to third-party external consultant costs.

The Culture Shaping segment reported an operating loss of $1.9 million for the nine months ended September 30, 2016, a decrease of $4.9 million compared to $2.9 million of operating income for the nine months ended September 30, 2015.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2016 increased $1.1 million, or 3.2%, to $34.9 million.

Salaries and employee benefits expense increased $1.5 million due to additional stock-based compensation expense related to meeting the vesting requirements of the performance share awards for the chief executive officer.

General and administrative expense decreased $0.4 million due to decreases in internal travel costs and office occupancy expenses that were partially offset by increased professional services.

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

Lines of credit. On June 30, 2015, we entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated the Credit Agreement executed on June 22, 2011 (the “Credit Agreement”). Pursuant to the Restated Credit Agreement, we replaced our Revolving Facility and Term Facility (“Existing Facility”) with a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature (the “Replacement Facility”). The Replacement Facility will mature on June 30, 2020. Borrowings under the Restated Credit Agreement bear interest at our election at the existing Alternate Base Rate (as defined in the Credit Agreement) or Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a spread as determined by our leverage ratio. As of September 30, 2016, we did not have any borrowings outstanding under the Restated Credit Agreement.

We were in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2016, December 31, 2015 and September 30, 2015 were $100.0 million, $190.5 million and $129.0 million, respectively. The $100.0 million of cash and cash equivalents at September 30, 2016 includes $51.0 million held by our foreign subsidiaries. A portion of the $51.0 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the nine months ended September 30, 2016, cash used in operating activities was $49.0 million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $145.0 million related to 2015 and prior year cash bonus deferrals with 2016 variable compensation accruals of $101.0 million partially offsetting these payments, an increase in accounts receivable of $33.3 million, the payment of $6.5 million for the retention bonus paid to certain key executives related to the Senn Delaney acquisition and an increase in prepaid expenses of $4.2 million. These uses of cash were partially offset by a net income of $14.9 million, depreciation and amortization expense of $11.7 million, stock compensation expense of $5.1 million an increase in accounts payable of $2.3 million and an increase in deferred revenue of $1.3 million.

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

Cash flows used in investing activities. Cash used in investing activities was $24.5 million for the nine months ended September 30, 2016 primarily due to our recent acquisitions of JCA Group, DSI and Philosophy IB for $14.9 million, $9.0 million and $6.0 million, respectively. This use of cash was partially offset by a reduction in restricted cash of $7.2 million primarily due to a release of funds for the retention bonuses paid to certain key executives related to the Senn Delaney acquisition.

Cash used in investing activities was $14.7 million for the nine months ended September 30, 2015 primarily due to capital expenditures of $13.9 million and net purchases of available for sale securities of $1.4 million. Capital expenditures primarily related to the office build out for our new Chicago office space.

Cash flows used in financing activities. Cash used in financing activities for the nine months ended September 30, 2016 was $17.6 million primarily due to earnout payments for Senn Delaney, Scambler MacGregor and Co Company acquisitions of $6.8 million, $0.4 million and $0.2 million, respectively, cash dividend payments of $7.4 million and the payment of employee tax withholdings on equity transactions of $2.7 million.

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

Recently Issued Financial Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain cash receipts and cash payments should be presented and classified. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company has evaluated the standard and noted the guidance for contingent consideration payments made after a business combination are applicable to the Condensed Consolidated Statements of Cash Flows. The Company currently classifies all contingent consideration payments as financing activities. The impact of this change is not expected to be significant to the classification of these activities on the Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax accounting, classification of awards as either equity or liabilities, the accounting for forfeitures and classification on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is planning to early adopt this standard during the fourth quarter of 2016. The impact of this change is not expected to be significant to Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2016 by $0.4 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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
Date: October 26, 2016

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller