Form 10-K
period 2016-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2017-03-23
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 30, 2016 was approximately $313,583,642 based upon the closing market price of $16.88 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of March 10, 2017, there were 18,670,901 shares of the Company’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 25, 2017, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leadership advisory firm providing executive search, leadership consulting and culture shaping services to businesses and business leaders worldwide. When we use the terms “Heidrick & Struggles,” “The Company,” “we,” “us” and “our,” in this Form 10-K, we mean Heidrick & Struggles International, Inc. a Delaware corporation, and its consolidated subsidiaries. We provide our services to a broad range of clients through the expertise of over 300 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for more than 60 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

Our service offerings include the following:

Executive Search. We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our executive search services primarily on a retained basis, recruiting senior executives whose first year base salary and bonus averaged approximately $340,000 in 2016 on a worldwide basis.

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

On August 4, 2016, we acquired JCA Group Limited ("JCA"), a UK-based provider of executive search, succession planning and coaching services.

Leadership Consulting. Our leadership consulting services include succession planning, executive assessment and top team and board effectiveness. Our leadership consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. On September 1, 2016, we acquired Philosophy IB, LLP ("Philosophy IB"), a leadership, organizational development and management consulting firm. On February 29, 2016, we acquired Decision Strategies International, Inc. ("DSI"), which specializes in advising organizations and institutions on strategic planning and decision making in certain operating environments, leadership development and talent strategy. On October 1, 2015, we acquired Co Company Limited, an organizational development consulting firm.

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

On December 31, 2012 we acquired Senn-Delaney Leadership Consulting Group, LLC ("Senn Delaney"), a global leader of corporate culture shaping.

Our culture shaping services generate revenue through a combination of professional service and license fees related to the engagement. Culture Shaping is currently less than 10% of our net revenue.

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

Geographic Structure. We provide senior-level executive search, leadership consulting and culture shaping services to our clients worldwide through a network of 47 offices in 25 countries. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations and potential adverse tax consequences. For a more complete description of the risks associated with our business please see the Section in this Form 10-K entitled “Risk Factors”.

Our worldwide network includes affiliate relationships in Finland, South Africa, Turkey and Portugal. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees are less than 1% of our net revenue.

Information by Geography. We operate our executive search services in three geographic regions: the Americas (which includes the countries in North and South America); Europe (which includes the continents of Europe and Africa); and Asia Pacific (which includes Asia and the region generally known as the Middle East). Our leadership consulting segment operates globally and our culture shaping segment operates in the Americas and Europe.

Americas Executive Search. As of December 31, 2016, we had 158 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago and Boston.

Europe Executive Search. As of December 31, 2016, we had 95 consultants in our European segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, France and Germany.

Asia Pacific Executive Search. As of December 31, 2016, we had 82 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are China (including Hong Kong), Australia and Singapore.

Leadership Consulting. As of December 31, 2016, we had 22 consultants in our Leadership Consulting segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, United States and Singapore.

Culture Shaping. As of December 31, 2016, we had 17 consultants in our Culture Shaping segment. The culture shaping consultants are primarily based in Huntington Beach, CA and approximately 81% of the net revenue is generated in the United States.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2016	2015	2014
Executive Search
Americas	53%	55%	51%
Europe	19%	17%	21%
Asia Pacific	15%	17%	17%
Leadership Consulting	7%	4%	4%
Culture Shaping	6%	7%	7%

For financial information relating to each segment, see Note 16, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and leadership consulting businesses operate in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2016, 2015 and 2014, are as follows:

	Percentage of Billings
Global Industry Practices	2016	2015	2014
Financial Services	28%	27%	26%
Industrial	21	21	23
Global Technology & Services	21	22	21
Consumer Markets	17	16	18
Healthcare & Life Sciences	11	10	8
Education, Non-Profit & Social Enterprise	2	4	4
	100%	100%	100%

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

Clients and Marketing

Our consultants market the firm’s executive search, leadership consulting and culture shaping services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are supported by proprietary databases, which provide our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completed assignments, as well as repeat business resulting from our ongoing client relationships.

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

No single client accounted for more than 1% of our net revenue in 2016, 2015 or 2014. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 7% in 2016, 2015 and 2014.

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

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2016, we had head count of 1,814, consisting of 374 consultants with 335 consultants related to executive search, 22 consultants related to leadership consulting and 17 consultants related to culture shaping, 538 associates and 902 other search, support and Global Operations Support staff.

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

Tracy R. Wolstencroft (58) Mr. Wolstencroft has been our President and Chief Executive Officer since February 3, 2014, and a director since February 6, 2014. From 1994 until his retirement in 2010, Mr. Wolstencroft served as a partner for Goldman Sachs & Co. (“Goldman”), concluding a twenty-five year career with the firm. During his service to Goldman, Mr. Wolstencroft served on the Firmwide Partnership Committee, the Investment Banking Operating Committee, and the Asia Management Committee. During his career, he led a wide range of businesses in the United States and abroad, including Investment Banking Services, Environmental Markets, Latin America, Public Sector and Infrastructure Banking, and Fixed Income Capital Markets. While living in Asia from 1998 to 2002, Mr. Wolstencroft was President of GS Singapore, co-head of investment banking in Japan, head of Asia financial institutions, and a leader of the firm’s strategy in China. Mr. Wolstencroft also served as an Advisory Director for Goldman and as Chairman of the firm’s Clean Technology and Renewables business. He currently serves as a Trustee of the Brookings Institution, the National Geographic Society and the International Rescue Committee.

Richard W. Pehlke (63) Mr. Pehlke has been our Executive Vice President and Chief Financial Officer since August 2011 after serving as interim Chief Financial Officer since May 2011. Previously, Mr. Pehlke was Executive Vice President and Chief Financial Officer at Grubb & Ellis Company, a commercial real estate firm, from 2007 to 2010. During his extensive career, he also has held senior financial positions in the business services, telecommunications, financial services, food and consumer products and executive search and staffing industries. Mr. Pehlke currently serves on the board of directors of Ideal Industries.

Stephen W. Beard (45) Mr. Beard has been our Executive Vice President, General Counsel and Chief Administrative Officer since January 1, 2013. During his more than 10 years with the Company he has served in several senior leadership capacities, including serving as our General Counsel and Corporate Secretary (2011 to 2013) and Deputy General Counsel and Chief Compliance Officer (2008 to 2011).

Colin Price (58) Mr. Price has been our Executive Vice President and Managing Partner - Leadership Consulting since December 2015 and a member of our Executive Committee on January 1, 2016. Previously, Mr. Price served as Chairman of Co Company Limited, an organizational development consulting firm acquired by Heidrick & Struggles in 2015. He previously was a Director in McKinsey & Company's London office and led McKinsey's Global Organisation Practice (1999 through July 2014.)

Krishnan Rajagopalan (56) Mr. Rajagopalan has been our Executive Vice President and Managing Partner - Executive Search since January 2016. Previously, he served as Head of Global Practices beginning in April 2014 and was appointed an Executive Vice President on January 1, 2015. Mr. Rajagopalan has served in other leadership roles including Global Practice Managing Partner, Technology and Services (2010 to 2014) and Global Practice Managing Partner, Business/Professional Services (2007 to 2010). Mr. Rajagopalan joined the firm in 2001 in executive search.

Richard W. Greene (53) Mr. Greene has been our Executive Vice President and Chief Human Resources Officer since January 1, 2015. Previously, Mr. Greene was the global Head of Talent Management and a global segment HR executive at Bunge, an agribusiness and food production company (2011 to 2014). Mr. Greene previously managed Heidrick & Struggles’ Leadership Consulting and Human Resources practices in the Americas (2006 to 2011).

Michael Marino (65) Mr. Marino has served as the the President and Chief Executive Officer, Senn Delaney and Executive Vice President and Managing Partner - Culture Shaping since January 1, 2017. Mr. Marino has served on the leadership team at Senn Delaney for more than twenty years.

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

We face aggressive competition.

The global executive search industry is highly competitive and fragmented. We compete with other large global executive search firms, smaller specialty firms, and more recently with Internet-based firms and social media. Specialty firms can focus on regional or functional markets or on particular industries. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas, or be willing to reduce their fees or agree to alternative pricing practices in order to attract clients and increase market share. Our competitors may be further along in the development and design of technological solutions to meet client requirements.

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

We generate substantial revenue outside the United States. We offer our services through a network of offices in 25 countries around the world. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in our operations, which could have a significant impact on our business, financial condition and results of operations. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2016, approximately 41% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

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

We may experience impairment of our goodwill, other intangible assets and other long-lived assets.

In accordance with generally accepted accounting principles, we perform assessments of the carrying value of our goodwill at least annually and we review our goodwill, other intangible assets and other long-lived assets for impairment whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These events and circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the fair market value of one of our reporting units or other long term assets is less than the carrying amount of the related assets, we would be required to record an impairment charge. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

Our ability to execute and integrate future acquisitions, if any, could negatively affect our business and profitability.
Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of executing and integrating an acquired business may subject us to a number of risks, including:

•	diversion of management attention;

•	failure to successfully further develop the acquired business;

•	amortization of intangible assets, adversely affecting our reported results of operations;

•	inability to retain and/or integrate the management, key personnel and other employees of the acquired business;

•	inability to properly integrate businesses resulting in operating inefficiencies;

•	inability to establish uniform standards, disclosure controls and procedures, internal control over financial reporting and other systems, procedures and policies in a timely manner;

•	inability to retain the acquired company’s clients;

•	exposure to legal claims for activities of the acquired business prior to acquisition; and

•	inability to generate revenues to offset any new liabilities assumed and expenses associated with an acquired business.
If our acquisitions are not successfully executed and integrated, our business, financial condition and results of operations, as well as our professional reputation, could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 47 cities in 25 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was 465,715 as of December 31, 2016. Our office leases call for future minimum lease payments of approximately $164.2 million and have terms that expire between 2017 and 2026, exclusive of renewal options that we can exercise. Approximately 7,000 square feet of office space has been sublet to third parties.

Our office space by geographic segment as of December 31, 2016 is as follows:

Square Footage
Americas	251,139
Asia Pacific	111,429
Europe	103,147
Total	465,715

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified us that it was challenging the tax treatment of certain of our contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to our payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million (equivalent to $4.8 million at December 31, 2016). We have appealed the proposed adjustment. At this time, we believe that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. We also believe that the amount of a final adjustment, if any, would not be material to our financial condition.

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

Year Ended December 31, 2016	High	Low
First Quarter	$26.91	$22.22
Second Quarter	24.69	16.36
Third Quarter	21.15	16.73
Fourth Quarter	24.50	17.55

Year Ended December 31, 2015
First Quarter	$24.78	$22.16
Second Quarter	26.59	23.13
Third Quarter	26.26	19.16
Fourth Quarter	29.77	19.43

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 11 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2011.

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

* Assuming $100 invested on 12/31/11 in HSII or index, including reinvestment of dividends.
Prepared by: Zacks Investment Research, Inc.
Copyright: Standard and Poor’s, Inc.

Dividends

Since September 2007, we have paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2016, the total cash dividend paid was $0.52 per share.

The following table outlines the record date, payment date and amount of quarterly cash dividends paid during 2015 and 2016:

Quarter	Record Date	Payment Date	Dividends (in millions)
Q1 2015	February 6, 2015	February 20, 2015	$2.4
Q2 2015	May 1, 2015	May 15, 2015	2.4
Q3 2015	August 7, 2015	August 21, 2015	2.4
Q4 2015	November 6, 2015	November 20, 2015	2.4
Q1 2016	February 5, 2016	February 19, 2016	2.4
Q2 2016	May 6, 2016	May 20, 2016	2.4
Q3 2016	August 5, 2016	August 19, 2016	2.4
Q4 2016	November 4, 2016	November 18, 2016	2.4

In December 2016, our Board of Directors declared a quarterly dividend of $0.13 per share on our common stock which was paid on February 17, 2017 to shareholders of record as of February 3, 2017. Cash dividends payable of $2.4 million related to the fourth quarter 2016 cash dividend, which was paid in the first quarter of 2017, is accrued in the Consolidated Balance Sheets as of December 31, 2016. Cash dividends payable of $2.4 million related to the fourth quarter 2015 cash dividend, was paid in the first quarter of 2016.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2016 and 2015 we paid $0.3 million and $0.2 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2016. As of December 31, 2016 and December 31, 2015, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from our audited consolidated financial statements. The data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 are derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. Other than noted below, the data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share and other operating data)
Statements of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$582,390	$531,139	$494,292	$461,995	$443,777
Reimbursements	18,516	17,172	18,947	18,998	21,304
Total revenue	600,906	548,311	513,239	480,993	465,081
Operating expenses:
Salaries and employee benefits	400,070	369,385	337,448	319,499	309,502
General and administrative expenses	147,087	127,692	130,191	126,931	113,826
Reimbursed expenses	18,516	17,172	18,947	18,998	21,304
Restructuring charges	—	—	—	—	810	(2)
Total operating expenses	565,673	514,249	486,586	465,428	445,442
Operating income	35,233	34,062	26,653	15,565	19,639
Non-operating (expense) income:
Interest, net	244	(122)	(358)	(175)	1,118
Other, net	2,289	(2,386)	(2,108)	(2,002)	(495)
Net non-operating (expense) income	2,533	(2,508)	(2,466)	(2,177)	623
Income before income taxes	37,766	31,554	24,187	13,388	20,262
Provision for income taxes	22,353	14,422	17,390	7,041	14,022
Net income	$15,413	$17,132	$6,797	$6,347	$6,240
Basic weighted average common shares outstanding	18,540	18,334	18,210	18,077	17,971
Diluted weighted average common shares outstanding	18,939	18,715	18,432	18,232	18,120
Basic earnings per common share	$0.83	$0.93	$0.37	$0.35	$0.35
Diluted earnings per common share	$0.81	$0.92	$0.37	$0.35	$0.34
Cash dividends paid per share	$0.52	$0.52	$0.52	$0.39	$0.65
Balance Sheet Data (at end of period):
Working capital (1)	$77,838	$79,533	$112,387	$107,177	$66,030
Total assets (1)	581,502	572,718	568,621	552,937	494,890
Long-term debt, less current maturities	—	—	23,500	29,500	—
Stockholders’ equity	258,590	254,802	244,664	247,873	248,347
Other Operating Data:
Average number of consultants during the period	347	326	313	341	342
Notes to Selected Financial Data:

(1)	As adjusted for the adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes, our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global and local economies and our ability to execute successfully our strategies;social or political instability in markets where we operate, the impact of the U.K. referendum to leave the European Union (Brexit); the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our ability to integrate future acquisitions; our reliance on information management systems; any impairment of our goodwill, other intangible assets and other long-lived assets; and the ability to align our cost structure and headcount with net revenue. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business
We are a leadership advisory firm providing executive search, leadership consulting and culture shaping services. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants. On August 4, 2016, we acquired JCA Group Limited, a UK-based provider of executive search, succession planning and coaching services.
In addition to executive search, we provide leadership consulting expertise and culture shaping services including executive leadership assessment; leadership, team and board development; succession planning; talent strategy; people performance; inter-team collaboration; and organizational transformation. On September 1, 2016, we acquired Philosophy IB, LLP, a leadership, organizational development and management consulting firm. On August 4, 2016, we acquired JCA Group Limited, a UK-based provider of executive search, succession planning and coaching services. On February 29, 2016, we acquired Decision Strategies International, Inc., which specializes in advising organizations and institutions on strategic planning and decision making in certain operating environments, leadership development and talent strategy. On October 1, 2015, we acquired Co Company Limited, an organizational development consulting firm.

In the fourth quarter of 2016, we restructured our operating segments. Given the significant growth of the Company's Leadership Consulting service line, our chief operating decision maker began to regularly assess performance and make resource allocation decisions separately for Executive Search and Leadership Consulting. Therefore, we now report Executive Search and Leadership Consulting as separate operating segments. We currently operate our executive search business in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our leadership consulting and culture shaping businesses as separate segments. Previously reported operating segment results for the years ended December 31, 2015 and 2014 have been recast to conform to the new operating segment structure.
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

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA (non-GAAP), and Adjusted EBITDA margin (non-GAAP). Executive Search and Leadership Consulting performance is also measured using consultant headcount. Specific to Executive Search, confirmation trends, consultant productivity and average revenue per search are used to measure performance.

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

A portion of our Executive Search consultants’ and management cash bonuses is deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in Accrued salaries and employee benefits in the Consolidated Balance Sheets.

2016 Overview

Consolidated net revenue was $582.4 million for the year ended December 31, 2016, an increase of $51.2 million or 9.6% compared to December 31, 2015. Consultant productivity measured by net executive search and leadership consulting revenue per consultant was $1.6 million and $1.5 million for the years ended December 31, 2016 and 2015. Average revenue per executive search was $117,700 for the year ended December 31, 2016 compared to $115,300 for the year ended December 31, 2015.

Operating income as a percentage of net revenue was 6.0% in 2016 compared to 6.4% in 2015. Operating income was driven by an increase in net revenue of $51.2 million, partially offset by an increase in salaries and employee benefits expense of $30.7 million and an increase in general and administrative expense of $19.4 million. Salaries and employee benefits expense as a percentage of net revenue was 68.7% in 2016 and 69.5% in 2015. General and administrative expense as a percentage of net revenue was 25.3% in 2016 and 24.0% in 2015.

We ended the year with combined cash and cash equivalents of $165.0 million, a decrease of $25.4 million compared to $190.5 million at December 31, 2015. The decrease is primarily due to bonus payments, payments for the DSI, Philosophy and JCA acquisitions, capital expenditures, tax extension payments, cash dividend payments and earnout payments, partially offset by cash collections. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $128.0 million in bonuses related to 2016 performance in March and April 2017. In February 2017, we paid approximately $12.0 million in cash bonuses deferred in prior years.

2017 Outlook

We are currently forecasting 2017 first quarter net revenue of between $140 million and $150 million. Our 2017 first quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates from December 2016.

Our 2017 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under Risk Factors (See Item 1A. Risk Factors) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
Revenue before reimbursements (net revenue)	$582,390	$531,139	$494,292
Reimbursements	18,516	17,172	18,947
Total revenue	600,906	548,311	513,239
Operating Expenses
Salaries and employee benefits	400,070	369,385	337,448
General and administrative	147,087	127,692	130,191
Reimbursed expenses	18,516	17,172	18,947
Total operating expenses	565,673	514,249	486,586
Operating income	35,233	34,062	26,653
Non-operating income (expense)
Interest, net	244	(122)	(358)
Other, net	2,289	(2,386)	(2,108)
Net non-operating income (expense)	2,533	(2,508)	(2,466)
Income before taxes	37,766	31,554	24,187
Provision for income taxes	22,353	14,422	17,390
Net income	$15,413	$17,132	$6,797
Basic weighted average common shares outstanding	18,540	18,334	18,210
Diluted weighted average common shares outstanding	19,038	18,715	18,432
Basic net income per common share	$0.83	$0.93	$0.37
Diluted net income per common share	$0.81	$0.92	$0.37
Cash dividends paid per share	$0.52	$0.52	$0.52

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2016	2015	2014
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	3.2	3.2	3.8
Total revenue	103.2	103.2	103.8
Operating expenses:
Salaries and employee benefits	68.7	69.5	68.3
General and administrative expenses	25.3	24.0	26.3
Reimbursed expenses	3.2	3.2	3.8
Total operating expenses	97.1	96.8	98.4
Operating income	6.0	6.4	5.4
Non-operating expense
Interest, net	—%	—%	—%
Other, net	0.4	(0.4)	(0.4)
Net non-operating expense	0.4	(0.5)	(0.5)
Income before income taxes	6.5	5.9	4.9
Provision for income taxes	3.8	2.7	3.5
Net income	2.6%	3.2%	1.4%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our leadership consulting and culture shaping businesses as separate segments (See Note 16, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue:
Executive Search
Americas	$313,292	$294,606	$253,718
Europe	108,754	92,135	103,416
Asia Pacific	85,319	89,026	83,537
Total Executive Search	507,365	475,767	440,671
Leadership Consulting	38,806	19,045	18,870
Culture Shaping	36,219	36,327	34,751
Revenue before reimbursements (net revenue)	582,390	531,139	494,292
Reimbursements	18,516	17,172	18,947
Total	$600,906	$548,311	$513,239
Operating income (loss):
Executive Search
Americas	$73,857	$68,043	$57,370
Europe	6,851	3,644	6,013
Asia Pacific	4,799	5,909	4,348
Total Executive Search	85,507	77,596	67,731
Leadership Consulting	(1,495)	(1,847)	(357)
Culture Shaping	(1,558)	4,913	4,621
Total Segments	82,454	80,662	71,995
Global Operations Support	(47,221)	(46,600)	(45,342)
Total	$35,233	$34,062	$26,653

Year Ended December 31, 2016 compared to year ended December 31, 2015

Total revenue. Consolidated total revenue increased $52.6 million, or 9.6%, to $600.9 million in 2016 from $548.3 million in 2015. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $51.2 million or 9.6%, to $582.4 million in 2016 from $531.1 million in 2015. Foreign exchange rate fluctuations decreased revenue by $11.4 million, or 2.1%. Executive Search net revenue was $507.4 million in 2016, an increase of $31.6 million compared to 2015. The increase in Executive Search net revenue was the result of growth in the Americas and Europe. Leadership Consulting net revenue increased $19.8 million, or 103.8%, to $38.8 million in 2016 from $19.0 million in 2015. The increase in Leadership Consulting net revenue was primarily the result of the Co Company, DSI and Philosophy IB acquisitions. Culture Shaping net revenue was $36.2 million in 2016, a decrease of $0.1 million compared to 2015.
The number of Executive Search and Leadership Consulting consultants was 335 and 22, respectively, as of December 31, 2016 compared to 308 and 26, respectively, as of December 31, 2015. Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.6 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively. The number of confirmed searches increased 7.1% compared to 2015. The average revenue per executive search increased to $117,700 for the year ended December 31, 2016 compared to $115,300 for the year ended December 31, 2015.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $30.7 million or 8.3%, to $400.1 million in 2016 from $369.4 million in 2015. The increase was due to higher fixed compensation of $31.7 million partially offset by lower variable compensation of $1.0 million. Fixed compensation increased due to higher compensation related to our four recent acquisitions, new hires over the last year with incentives and minimum guarantees that are part of the consultant hiring process, $6.7 million of investments in new and existing partners in our Culture Shaping business and severance related to the repositioning of the Leadership Consulting business. As a result of higher fixed compensation expense and an increase in the use of third-party consultants, whose costs are included in General and administrative expenses, variable compensation decreased $1.0 million reflecting the overall profitability of the business.
Foreign exchange rate fluctuations decreased total salaries and employee benefits by $6.2 million or 1.7%.

In 2016, we had an average of 1,716 employees, compared to an average of 1,563 employees in 2015. As a percentage of net revenue, salaries and employee benefits expense was 68.7% in 2016, compared to 69.5% in 2015.

General and administrative expenses. Consolidated general and administrative expenses increased $19.4 million, or 15.2%, to $147.1 million for the year ended December 31, 2016 from $127.7 million for the year ended December 31, 2015. More than half of the increase was due to ongoing general and administrative expenses related to our four recent acquisitions including the use of third-party consultants in these businesses to execute work. The increase in general and administrative expenses also reflects the repositioning of our Leadership Consulting business of $1.5 million, higher professional service fees supporting technology implementation and training and development fees, higher unbilled travel and business development expense, and an increase in technology subscription costs reflecting additional headcount throughout the business for cloud-based services.

Foreign exchange rate fluctuations decreased total general and administrative expenses by $3.2 million or 2.5%.

As a percentage of net revenue, general and administrative expenses were 25.3% in 2016, compared to 24.0% in 2015.

Operating income. Our consolidated operating income was $35.2 million in 2016 compared to $34.1 million in 2015. The impacts of foreign exchange rate fluctuations reduced operating income by $1.9 million.

Net non-operating income (expense). Net non-operating income was $2.5 million for 2016, an increase of $5.0 million from net non-operating expense of $2.5 million in 2015.

Net interest income was $0.2 million in 2016, a $0.3 million increase from net interest expense of $0.1 million in 2015. Interest expense decreased $0.3 million due the repayment of outstanding debt in the third quarter of 2015, which had been outstanding during the year ended December 31, 2015.

Other, net was income of $2.3 million in 2016 and expense of $2.4 million in 2015. Other, net increased due to lower net losses on available for sale securities compared to the prior year and decreased losses on the disposal of fixed assets.

Income taxes. See Note 15, Income Taxes.

Executive Search

Americas
The Americas segment reported net revenue of $313.3 million in 2016, an increase of 6.3% from $294.6 million in 2015. The increase in net revenue was due to an increase average revenue per search in addition to an increase in consultant headcount. All practice groups contributed to the increased net revenue with the exception of the Financial Services practice group. The number of consultants was 158 as of December 31, 2016, compared to 146 as of December 31, 2015.
Salaries and employee benefits expense increased $10.9 million from 2015. Fixed compensation increased $11.3 million primarily due to higher base salaries and payroll taxes of $4.2 million, higher minimum guarantee and sign-on bonuses of $1.4 million, higher retirement and benefits and increased deferred compensation due to market fluctuations. Variable compensation decreased $0.4 million primarily due to lower bonus accruals.
General and administrative expenses increased $2.0 million primarily due to professional service fees, office occupancy expenses and internal travel costs.
Operating income was $73.9 million in 2016, an increase of $5.8 million compared to $68.0 million in 2015.

Europe
Europe reported net revenue of $108.7 million in 2016, an increase of 18.0% from $92.1 million in 2015. The increase in net revenue was driven by a 24.7% increase in the number of executive search confirmations as compared to the prior year and an increase in consultant headcount. Our acquisition of JCA Group in August 2016 also contributed to the year-over-year growth in net revenue. Foreign exchange rate fluctuations decreased revenue by $6.7 million or 7.3%. All industry practice groups contributed to net revenue growth except for the Education, Nonprofit & Social Enterprise practice group. The number of consultants was 95 as of December 31, 2016 as compared to 78 as of December 31, 2015.

Salaries and employee benefits expense increased $10.7 million from 2015.  Fixed compensation increased $9.2 million due to higher base salaries and payroll taxes of $5.3 million primarily from merit increases, additional headcount related to the JCA Group acquisition and higher minimum guarantees of $3.5 million. Variable compensation increased $1.5 million due to higher bonus accruals for consultant performance.
General and administrative expense increased $2.7 million from 2015 due to higher internal travel costs, amortization and accretion related to the JCA group acquisition and higher professional service fees, partially offset by lower office occupancy costs.
The Europe segment reported operating income of $6.9 million in 2016, an increase of $3.3 million compared to $3.6 million in 2015.

Asia Pacific
Asia Pacific reported net revenue of $85.3 million in 2016, a decrease of 4.2% compared to $89.0 million in 2015. The decrease in net revenue was due to lower average revenue per search and lower consultant headcount. The Consumer Markets and Financial Services practice groups increased net revenue, which was offset by decreases in the Global Technology & Services, Healthcare & Life Sciences, Industrial and Education and Social Enterprise practice groups. The number of consultants was 82 as of December 31, 2016, compared to 84 as of December 31, 2015.
Salaries and employee benefits expense decreased $3.0 million. The decrease in salaries and employee benefits expense is due to lower variable compensation of $4.8 million from lower bonus accruals for consultant performance partially offset by an increase in fixed compensation of $1.8 million as a result of headcount increases and the timing of merit increases.
General and administrative expenses increased $0.4 million primarily due to higher office occupancy expenses and internal travel costs.
The Asia Pacific segment reported operating income of $4.8 million in 2016, a decrease of $1.1 million compared to 2015.

Leadership Consulting
The Leadership Consulting segment reported net revenue of $38.8 million in 2016, an increase of 103.8% compared to $19.0 million in 2015. The increase in net revenue was primarily driven by our DSI and Philosophy IB acquisitions in addition to a full year of results for Co Company, which was acquired in October 2015. Foreign exchange rate fluctuations decreased net revenues by $2.7 million or 14.2%. There were 22 Leadership Consulting consultants at December 31, 2016 compared to 26 at December 31, 2015.
Salaries and employee benefits expense increased $6.0 million compared to the prior year. Fixed compensation increased $4.9 million due to additional headcount related to the DSI and Philosophy IB acquisitions in addition to a full year of expense for Co Company. Variable compensation increased $1.1 million as compared to the prior year.
General and administrative expenses increased $13.4 million primarily as a result of ongoing general and administrative expenses related to our recent acquisitions of DSI, Philosophy and Co Company and their use of third-party consultants to execute work, $1.5 million of costs associated with repositioning of our Leadership Consulting business and higher office occupancy costs.
The Leadership Consulting segment reported an operating loss of $1.5 million in 2016, an improvement of $0.3 million compared to an operating loss of $1.8 million in 2015.

Culture Shaping
The Culture Shaping segment reported net revenue of $36.2 million in 2016, a decrease of 0.3% compared to $36.3 million in 2015. Net revenue decreased due to a decline in the volume of client work.
Salaries and employee benefits expense increased $4.6 million due to $6.7 million of investments in new and existing consultants.

General and administrative expenses increased $1.8 million primarily due to third-party external consultant costs and professional service fees.
The Culture Shaping segment reported an operating loss of $1.6 million in 2016, a decrease of $6.5 million compared to $4.9 million of operating income in 2015.

Global Operations Support
Global Operations Support expenses in 2016 increased $0.6 million or 1.3% to $47.2 million from $46.6 million in 2015.

Salaries and employee benefits expense increased $1.4 million due to additional stock-based compensation expense related to meeting the vesting requirements of the performance share awards for the chief executive officer, higher retirement and benefits expense and higher separation costs.

General and administrative expense decreased $0.8 million due to decreases in internal travel costs, office occupancy expenses and professional service fees that were partially offset by increased taxes and licenses, hiring fees and temporary labor costs.

Year ended December 31, 2015 compared to year ended December 31, 2014

Total revenue. Consolidated total revenue increased $35.1 million, or 6.8%, to $548.3 million in 2015 from $513.2 million in 2014. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $36.8 million or 7.5%, to $531.1 million in 2015 from $494.3 million in 2014. Foreign exchange rate fluctuations decreased revenue by $24.2 million, or 4.9%. Executive Search net revenue was $475.8 million in 2015, an increase of $35.1 million compared to 2014. The increase in Executive Search net revenue was the result of strong growth in all practice groups. Leadership Consulting net revenue increased $0.1 million, or 0.9%, to $19.0 million in 2015 from $18.9 million in 2014. Culture Shaping net revenue was $36.3 million in 2015, an increase of $1.6 million compared to 2014.
The number of Executive Search and Leadership Consulting consultants was 308 and 26, respectively, as of December 31, 2015 compared to 286 and 21, respectively, as of December 31, 2014. Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.5 million for each of the years ended December 31, 2015 and 2014. The number of confirmed searches increased 7.3% compared to 2014. The average revenue per executive search decreased to $115,300 for the year ended December 31, 2015 compared to $116,000 for the year ended December 31, 2015.

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

General and administrative expenses. Consolidated general and administrative expenses decreased $2.5 million, or 1.9%, to $127.7 million for the year ended December 31, 2015 from $130.2 million for the year ended December 31, 2014. The decrease was primarily due to the impact of foreign exchange rates of $5.0 million, lower amortization and accretion expense of $1.2 million and the 2014 state franchise tax matter of $1.3 million, which occurred in 2014 and did not reoccur in 2015. These decreases were partially offset by expenses related to Co Company, higher IT-related costs of $1.4 million, higher legal fees of $1.1 million and higher training costs.

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

Net interest expense was $0.1 million and $0.4 million in 2015 and 2014, respectively. Interest expense of $0.5 million associated with the Term Loan was partially offset by interest income of $0.4 million for the year ended December 31, 2015.Interest expense of $0.9 million associated with the Term Loan was partially offset by interest income of $0.5 million for the year ended December 31, 2014.

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

Income taxes. See Note 15, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $294.6 million in 2015, an increase of 16.1% from $253.7 million in 2014. The increase in net revenue was due to higher confirmations and higher average revenue per search. The Financial Services, Healthcare & Life Sciences, Global Technology & Services and Industrial practice groups contributed to the increased net revenue, partially offset by the Consumer Markets practice group. The number of consultants was 146 as of December 31, 2015, compared to 140 as of December 31, 2014.

Salaries and employee benefits expense increased $27.3 million from 2014. Fixed compensation increased $15.0 million due to higher average headcount and minimum guarantees for new consultants hires. Variable compensation increased $12.3 million primarily due to higher production.

General and administrative expenses increased $2.9 million primarily due to higher IT-related costs of $1.0 million, regional conference expenses of $0.7 million, and higher other professional service fees.

Operating income was $68.0 million in 2015, an increase of $10.6 million compared to $57.4 million in 2014.

Europe

Europe reported net revenue of $92.1 million in 2015, a decrease of 10.9% from $103.4 million in 2014. The decrease in revenue was due to foreign exchange rate fluctuations which decreased revenue by $11.2 million, or 10.8%. The decrease in net revenue was across all industry practice groups except the Global Technology & Services practice group. The number of consultants was 78 as of December 31, 2015 and 89 as of December 31, 2014.

Salaries and employee benefits expense decreased $4.9 million from 2014 primarily due to the impact of foreign exchange rate fluctuations of $7.7 million. Fixed compensation decreased $2.2 million due to foreign exchange impacts, partially offset by higher average headcount and minimum guarantees for new consultant hires. Variable compensation decreased $2.7 million due foreign exchange fluctuations.

General and administrative expense decreased $4.0 million from 2014 due to a $2.3 million benefit of foreign currency fluctuations, lower hiring fees and bad debt expense and the non-recurring benefit from 2014 related to the value added tax charge of $0.5 million, partially offset $0.6 million of costs associated with the regional conference in 2015.

The Europe segment reported operating income of $3.6 million in 2015, a decrease of $2.4 million compared to $6.0 million in 2014.

Asia Pacific

Asia Pacific reported net revenue of $89.0 million in 2015, an increase of 6.6% compared to $83.5 million in 2014. The increase in net revenue was partially offset by the impact of foreign exchange rate fluctuations which lowered net revenue by $7.0 million in 2015. The increase in net revenue was due to higher average revenue per Executive Search. The Global Technology & Services, Healthcare & Life Sciences and Financial Services practice groups increased net revenue, partially offset by the Consumer Markets practice group. The number of consultants was 84 as of December 31, 2015, compared to 78 as of December 31, 2014.

Salaries and employee benefits expense increased $4.6 million. Variable compensation increased $5.8 million due to higher production. Fixed compensation decreased $1.1 million due to foreign exchange rate fluctuations and lower separation costs, partially offset by the cost of higher headcount and minimum guarantees for new consultant hires.

General and administrative expenses decreased $0.7 million primarily due to the benefit of foreign currency fluctuations of $1.1 million, partially offset by $0.5 million of costs associated with the regional conference in 2015.

The Asia Pacific segment reported operating income of $5.9 million in 2015, an increase of $1.6 million compared to 2014.

Leadership Consulting
The Leadership Consulting segment reported net revenue of $19.0 million in 2015, an increase of 0.9% compared to $18.9 million in 2014. The increase in net revenue was primarily driven by our acquisition of Co Company in October 2015. Foreign exchange rate fluctuations decreased net revenues by $1.9 million or 9.8%. There were 26 Leadership Consulting consultants at December 31, 2015 compared to 21 at December 31, 2014.
Salaries and employee benefits expense increased $0.3 million compared to the prior year. Fixed compensation decreased $1.3 million due to foreign exchange rate fluctuations, partially offset by additional headcount related to the Co Company acquisition and higher minimum guarantees. Variable compensation increased $1.6 million as compared to the prior year.
General and administrative expenses increased $1.3 million primarily as a result of ongoing general and administrative expenses related to the acquisition of Co Company in October 2015.
The Leadership Consulting segment reported an operating loss of $1.8 million in 2015, an decrease of $1.4 million compared to an operating loss of $0.4 million in 2015. The impacts of foreign exchange rate fluctuations reduced operating income by $0.5 million.

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

Global Operations Support

Global Operations Support expenses in 2015 increased $1.3 million or 2.8% to $46.6 million from $45.3 million in 2014.

Salaries and employee benefits expense increased $2.4 million. The increase in salaries and employee benefits expense was due to increases in fixed compensation of $2.2 million from higher support staff headcount and from higher stock-based compensation expense, which increased due to higher performance share unit compensation and a prior year forfeiture of equity awards.

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

Lines of Credit. On June 30, 2015, we entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”) (See Note 10, Line of Credit in the Notes to Consolidated Financial Statements), and replaced our revolving facility and term facility (“Existing Facility”) with a single senior unsecured revolving line of credit. The Restated Credit Agreement has an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature. On the amendment date, an aggregate of $26.5 million of term loans outstanding under the Existing Facility remained outstanding as revolving borrowings under the Replacement Facility. On September 30, 2015, the Company repaid the full outstanding $26.5 million balance of the revolver, in order to reduce the Company's interest expense.
There were no other borrowings made during the years ended 2016 and 2015. During 2016 and 2015 we were in compliance with the financial and other covenants under the Restated Credit Agreement, respectively, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at December 31, 2016 were $165.0 million, a decrease of $25.4 million compared to $190.5 million at December 31, 2015. The $165.0 million of cash and cash equivalents at December 31, 2016 includes $76.7 million held by our foreign subsidiaries. A portion of the $76.7 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated. We expect to pay approximately $128.0 million in variable compensation related to 2016 performance in March and April 2017. In February 2017, we paid approximately $12.0 million in variable compensation that was deferred in prior years.

Cash flows provided by operating activities. In 2016, cash provided by operating activities was $24.8 million, primarily reflecting depreciation and amortization expense of $16.4 million, net income of $15.4 million, stock based compensation expense of $6.4 million and an increase in the net retirement and pension plan liability of $4.2 million, partially offset by an increase in accounts receivable of $14.4 million, a change in other assets and liabilities of $3.0 million and an increase in prepaid expenses of $2.3 million.

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

Cash flows used in investing activities. Cash used in investing activities was $27.8 million for the year ended December 31, 2016 primarily due to the acquisitions of JCA Group, DSI and Philosophy IB. This use of cash was partially offset by a reduction in restricted cash of $7.2 million primarily due to a release of funds for the retention bonuses paid to certain key executives related to the Senn Delaney acquisition.

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

Cash flows used in financing activities. Cash used in financing activities in 2016 was $20.1 million due to cash dividend payments of $10.0 million, earnout payments for the Senn Delaney, Scambler MacGregor and Co Company acquisitions of $6.8 million, $0.4 million and $0.2 million, respectively, and the payment of employee tax withholdings on equity transactions of $2.7 million.

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

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2016. As of December 31, 2016 and December 31, 2015, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the amount authorized for repurchases has been spent.

Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. The following table presents our known contractual obligations as of December 31, 2016 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations:
Operating lease obligations	$31.4	$30.7	$29.1	$21.1	$17.4	$36.7	$166.4
Asset retirement obligations (1)	0.2	0.2	0.1	0.2	—	1.9	2.6
Total	$31.6	$30.9	$29.2	$21.3	$17.4	$38.6	$169.0

(1)
Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2016. The obligations related to these employee benefit plans are described in Note 11, Employee Benefit Plans, and Note 12, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $1.0 million as of December 31, 2016, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

The impairment test is considered for each of the Company’s reporting units that have goodwill as defined in the accounting standard for goodwill and intangible assets. The Company has historically operated four reporting units: the Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East; and Culture Shaping. During the fourth quarter of 2016, the Company revised its reporting unit structure based on the manner in which the Company's chief operating decision maker allocates resources and assesses performance. Under the revised reporting unit structure, the Company operates five reporting units: Americas Executive Search; Europe Executive Search, which includes Africa; Asia Pacific Executive Search, which includes the Middle East; Leadership Consulting; and Culture Shaping. As a result of the change in reporting units, the Company conducted it's annual impairment evaluation for both the former and revised reporting unit structures as required by the accounting standard for goodwill and intangible assets.

During the first step, the fair value of each of our reporting units is determined using a discounted cash flow methodology.

The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of our reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates and may result in a future impairment charge. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments.

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

Recently Adopted Financial Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax accounting, classification of awards as either equity or liabilities, the accounting for forfeitures and classification on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company early adopted this standard during the fourth quarter of 2016. The adoption of this standard reduced tax expense by approximately $0.7 million for the year ended December 31, 2016.

Recent Financial Accounting Standards

In November 2016, the Financial Accounting Standards Board ("FASB") issued accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when recording the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.The Company has not yet determined when it will adopt this guidance. The impact of this change is not expected to be significant to the classification of these activities on the Consolidated Statement of Cash Flows.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date has been deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption. The Company will adopt the guidance on January 1, 2018 and will apply the modified retrospective method.
The Company is performing its evaluation of ASU No. 2014-09. The Company is paid a retainer for its executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. If the actual compensation of a placed candidate exceeds the estimated compensation, the Company is often authorized to bill the client for one-third of the excess. The Company currently recognizes revenue associated with the difference between the estimated compensation and actual compensation at the time this amount is determinable. Under ASU 2014-09, the difference between estimated compensation and actual compensation is considered variable consideration. The Company will be required to estimate the amount of variable consideration for its executive search services at the time the contract is executed and recognize this variable consideration as the Company delivers services to the client. The Company is still evaluating the financial impact of this change. The Company is currently evaluating the impact of this accounting guidance for its other revenue streams. The effect is not known or reasonably estimable at this time.

Quarterly Financial Information (Unaudited)

The following table sets forth certain financial information for each quarter of 2016 and 2015. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2016				2015
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$130,189	$148,861	$143,519	$159,821	$115,153	$133,045	$138,421	$144,520
Operating income	3,868	11,694	12,006	7,665	6,672	9,172	12,933	5,285
Income before income taxes	3,989	11,781	12,388	9,608	6,526	9,118	11,137	4,773
Provision for income taxes	2,664	5,126	5,448	9,115	3,100	4,162	3,647	3,513
Net income	$1,325	$6,655	$6,940	$493	$3,426	$4,956	$7,490	$1,260
Basic earnings per common share	$0.07	$0.36	$0.37	$0.03	$0.19	$0.27	$0.41	$0.07
Diluted earnings per common share	$0.07	$0.35	$0.37	$0.01	$0.18	$0.27	$0.40	$0.07
Cash dividends paid per share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2016 net income by approximately $0.7 million. For financial information by segment, see Note 16, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heidrick & Struggles International, Inc.:
We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heidrick & Struggles International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP
Chicago, Illinois
March 23, 2017

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$165,011	$190,452
Accounts receivable, net	93,191	76,058
Prepaid expenses	21,602	19,197
Other current assets	13,779	18,447
Income taxes recoverable	4,847	4,809
Total current assets	298,430	308,963
Non-current assets:
Property and equipment, net	35,099	36,498
Assets designated for retirement and pension plans	15,698	16,857
Investments	17,346	14,145
Other non-current assets	9,322	11,115
Goodwill	151,844	131,122
Other intangible assets, net	20,690	18,687
Deferred income taxes	33,073	35,331
Total non-current assets	283,072	263,755
Total assets	$581,502	$572,718
Current liabilities:
Accounts payable	$7,952	$6,150
Accrued salaries and employee benefits	155,523	158,875
Deferred revenue, net	28,367	29,724
Other current liabilities	24,133	31,239
Income taxes payable	4,617	3,442
Total current liabilities	220,592	229,430
Non-current liabilities:
Accrued salaries and employee benefits	34,993	32,690
Retirement and pension plans	39,039	35,949
Other non-current liabilities	28,288	19,847
Total non-current liabilities	102,320	88,486
Total liabilities	322,912	317,916
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,578,176 and 18,379,398 shares outstanding at December 31, 2016 and December 31, 2015, respectively	196	196
Treasury stock at cost, 1,007,601 and 1,206,379 shares at December 31, 2016 and December 31, 2015, respectively	(32,915)	(39,583)
Additional paid in capital	229,957	232,358
Retained earnings	58,030	52,572
Accumulated other comprehensive income	3,322	9,259
Total stockholders’ equity	258,590	254,802
Total liabilities and stockholders’ equity	$581,502	$572,718

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	December 31,
	2016	2015	2014
Revenue:
Revenue before reimbursements (net revenue)	$582,390	$531,139	$494,292
Reimbursements	18,516	17,172	18,947
Total revenue	600,906	548,311	513,239
Operating expenses:
Salaries and employee benefits	400,070	369,385	337,448
General and administrative expenses	147,087	127,692	130,191
Reimbursed expenses	18,516	17,172	18,947
Total operating expenses	565,673	514,249	486,586
Operating income	35,233	34,062	26,653
Non-operating income (expense):
Interest, net	244	(122)	(358)
Other, net	2,289	(2,386)	(2,108)
Net non-operating income (expense)	2,533	(2,508)	(2,466)
Income before income taxes	37,766	31,554	24,187
Provision for income taxes	22,353	14,422	17,390
Net income	15,413	17,132	6,797
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,271)	(1,811)	(1,235)
Net unrealized gain (loss) on available-for-sale investments	1,035	(789)	262
Pension gain (loss) adjustment	(701)	714	(2,736)
Unrealized loss on cash flow hedge	—	(78)	(37)
Other comprehensive loss, net of tax	(5,937)	(1,964)	(3,746)
Comprehensive income	$9,476	$15,168	$3,051
Basic weighted average common shares outstanding	18,540	18,334	18,210
Diluted weighted average common shares outstanding	19,038	18,715	18,432
Basic net income per common share	$0.83	$0.93	$0.37
Diluted net income per common share	$0.81	$0.92	$0.37
Cash dividends paid per share	$0.52	$0.52	$0.52

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	19,586	$196	1,452	$(47,811)	$232,008	$48,511	$14,969	$247,873
Net income	—	—	—	—	—	6,797	—	6,797
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,746)	(3,746)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,579	—	—	3,579
Vesting of equity, net of tax withholdings	—	—	(82)	2,737	(3,142)	—	—	(405)
Re-issuance of treasury stock	—	—	(24)	813	(363)	—	—	450
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,481)	—	(9,481)
Dividend equivalents on restricted stock units	—	—	—	—	—	(396)	—	(396)
Tax deficit related to stock-based compensation	—	—	—	—	(7)	—	—	(7)
Balance at December 31, 2014	19,586	196	1,346	(44,261)	232,075	45,431	11,223	244,664
Net income	—	—	—	—	—	17,132	—	17,132
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,964)	(1,964)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	5,066	—	—	5,066
Vesting of equity, net of tax withholdings	—	—	(123)	4,094	(4,972)	—	—	(878)
Re-issuance of treasury stock	—	—	(17)	584	(135)	—	—	449
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,550)	—	(9,550)
Dividend equivalents on restricted stock units	—	—	—	—	—	(441)	—	(441)
Tax surplus related to stock-based compensation	—	—	—	—	324	—	—	324
Balance at December 31, 2015	19,586	196	1,206	(39,583)	232,358	52,572	9,259	254,802
Net income	—	—	—	—	—	15,413	—	15,413
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,937)	(5,937)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	6,393	—	—	6,393
Vesting of equity, net of tax withholdings	—	—	(167)	5,636	(8,324)	—	—	(2,688)
Re-issuance of treasury stock	—	—	(31)	1,032	(470)	—	—	562
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,668)	—	(9,668)
Dividend equivalents on restricted stock units	—	—	—	—	—	(287)	—	(287)
Balance at December 31, 2016	19,586	$196	1,008	$(32,915)	$229,957	$58,030	$3,322	$258,590

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows - operating activities:
Net income	$15,413	$17,132	$6,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,433	13,696	15,312
Deferred income taxes	2,394	(1,166)	237
Stock-based compensation expense	6,393	5,066	3,579
Accretion expense related to earnout payments	635	1,294	1,854
Cash paid for restructuring charges	—	—	(142)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivables	(14,425)	(8,714)	217
Accounts payable	941	810	(2,113)
Accrued expenses	(909)	37,207	29,979
Deferred revenue	(1,672)	(236)	3,486
Income taxes (payable) recoverable, net	1,184	(3,257)	1,482
Retirement and pension plan assets and liabilities	4,215	(1,142)	4,477
Prepaid expenses	(2,330)	(4,388)	(207)
Other assets and liabilities, net	(3,449)	1,281	(8,194)
Net cash provided by operating activities	24,823	57,583	56,764
Cash flows - investing activities:
Restricted cash	7,228	—	(53)
Acquisition of business, net of cash acquired	(27,722)	(10,312)	—
Capital expenditures	(5,351)	(16,427)	(3,359)
Purchases of available for sale investments	(2,475)	(1,526)	(963)
Proceeds from sale of available for sale investments	535	758	1,084
Net cash used in investing activities	(27,785)	(27,507)	(3,291)
Cash flows - financing activities:
Debt repayment	—	(29,500)	(6,000)
Debt issuance costs	—	(473)	—
Cash dividends paid	(9,955)	(9,991)	(9,864)
Payment of employee tax withholdings on equity transactions	(2,676)	(878)	(406)
Acquisition earnout payments	(7,461)	(5,496)	(3,390)
Net cash used in financing activities	(20,092)	(46,338)	(19,660)
Effect of exchange rates fluctuations on cash and cash equivalents	(2,387)	(4,638)	(4,107)
Net (decrease) increase in cash and cash equivalents	(25,441)	(20,900)	29,706
Cash and cash equivalents at beginning of period	190,452	211,352	181,646
Cash and cash equivalents at end of period	$165,011	$190,452	$211,352
Supplemental Schedule of Non-cash Financing Activities:
Term loan facility retirement (Note 10)	$—	$(26,500)	$—
Subsequent drawing on line of credit (Note 10)	$—	$26,500	$—
Supplemental disclosures of cash flow information
Cash paid for
Gross income taxes	$16,817	$16,936	$14,175
Interest	$41	$442	$861

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

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2016, the Company had no significant concentrations of risk.

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

Office furniture, fixtures and equipment	5–10 years
Computer equipment and software	3–7 years

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

The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company has historically operated four reporting units: the Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East; and Culture Shaping. During the fourth quarter of 2016, the Company revised its reporting unit structure based on the manner in which the Company's chief operating decision maker allocates resources and assesses performance. Under the revised reporting unit structure, the Company operates five reporting units: Americas Executive Search; Europe Executive Search, which includes Africa; Asia Pacific Executive Search, which includes the Middle East; Leadership Consulting; and Culture Shaping. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology. In connection with the reporting unit structure change, the Company revised its historical methodology for allocating corporate costs to the reporting units for goodwill impairment purposes to more closely align with the Company's allocation methodology for financial reporting purposes and reflect estimated consumption. The Company also reallocated its goodwill to the new reporting unit structure utilizing the relative fair value method.

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

A portion of the Company’s consultants’ and management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with the Company’s bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in Accrued salaries and employee benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

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

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2016	2015	2014
Net income	$15,413	$17,132	$6,797
Weighted average shares outstanding:
Basic	18,540	18,334	18,210
Effect of dilutive securities:
Restricted stock units	347	234	155
Performance stock units	151	147	67
Diluted	19,038	18,715	18,432
Basic earnings per share	$0.83	$0.93	$0.37
Diluted earnings per share	$0.81	$0.92	$0.37

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

Restricted Cash

The Company has lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements, which extend through 2018. During 2016, the Company paid certain key executives of Senn Delaney a $6.5 million retention bonus out of restricted cash for remaining with the Company for three years subsequent to the acquisition (See Note 7, Acquisitions). As of December 31, 2016 and 2015, the total restricted cash was $0.6 million and $7.8 million, respectively. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, on the Consolidated Balance Sheet.

Reclassifications

Certain prior year amounts have been recast as a result of the change in the Company's operating segments. The reclassifications had no impact on net income, net cash flows or stockholders' equity.

Recently Issued Financial Accounting Standards

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when recording the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.The Company has not yet determined when it will adopt this guidance. The impact of this change is not expected to be significant to the classification of these activities on the Consolidated Statement of Cash Flows.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The effective date has been deferred for one year to the interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective method with the cumulative effect upon initial adoption recognized at the date of initial application (modified retrospective). The Company will adopt the guidance on January 1, 2018 and will apply the modified retrospective method.
The Company is performing its evaluation of ASU No. 2014-09. The Company is paid a retainer for its executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. If the actual compensation of a placed candidate exceeds the estimated compensation, the Company is often authorized to bill the client for one-third of the excess. The Company currently recognizes revenue associated with the difference between the estimated compensation and actual compensation at the time this amount is considered fixed and determinable. Under ASU 2014-09, the difference between estimated compensation and actual compensation is considered variable consideration. The Company will be required to estimate the amount of variable consideration for its executive search services at contract inception. The Company is still evaluating the financial impact of this change.
The Company is continuing to evaluate the impacts of adoption of this guidance and its preliminary assessments are subject to change.
Recently Adopted Financial Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions including the income tax accounting, classification of awards as either equity or liabilities, the accounting for forfeitures and classification on the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company early adopted this standard during the fourth quarter of 2016. The adoption of this standard reduced tax expense by approximately $0.7 million for the year ended December 31, 2016.

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2016	2015	2014
Balance at January 1,	$5,376	$3,942	$4,709
Provision charged to income	1,407	2,772	241
Write-offs	(4,106)	(1,140)	(772)
Foreign currency translation	(102)	(198)	(236)
Balance at December 31,	$2,575	$5,376	$3,942

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2016	2015
Leasehold improvements	$42,891	$40,583
Office furniture, fixtures and equipment	16,677	16,234
Computer equipment and software	30,186	28,648
Property and equipment, gross	89,754	85,465
Accumulated depreciation	(54,655)	(48,967)
Property and equipment, net	$35,099	$36,498

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $9.4 million, $8.8 million, and $9.8 million, respectively.

5.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 6, Fair Value Measurements). The fair value for these investments was $17.3 million and $14.1 million as of December 31, 2016 and 2015, respectively. The aggregate cost basis for these investments was $13.3 million and $11.1 million as of December 31, 2016 and 2015, respectively.

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

•Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2016
U.S. non-qualified deferred compensation plan	$17,346	$—	$—	$17,346
Assets designated for retirement and pension plans	—	16,979	—	16,979
Pension benefit obligation	—	(22,128)	—	(22,128)
Acquisition earnout accruals	—	—	(10,991)	(10,991)
	$17,346	$(5,149)	$(10,991)	$1,206

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2015
U.S. non-qualified deferred compensation plan	$14,145	$—	$—	$14,145
Assets designated for retirement and pension plans	—	18,164	—	18,164
Pension benefit obligation	—	(22,388)	—	(22,388)
Acquisition earnout accruals	—	—	(12,033)	(12,033)
	$14,145	$(4,224)	$(12,033)	$(2,112)

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the year ended December 31, 2016.

Acquisition Earnout Accruals
Balance at December 31, 2015	$(12,033)
Acquisition earnouts (Note 7)	(6,051)
Co Company earnout amendment (Note 7)	(577)
Earnout accretion	(635)
Earnout payments	7,461
Foreign currency translation	844
Balance at December 31, 2016	$(10,991)

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities are accruals for future earnout payments related to current year and prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2016 and December 31, 2015 based upon the short-term nature of the assets and liabilities.

7.	Acquisitions

Philosophy IB, LLP

On September 1, 2016, the Company acquired substantially all of the assets of Philosophy IB, LLP ("Philosophy IB"), a New Jersey-based leadership, organization development and management consulting firm for $6.0 million, which was funded from existing cash. The former owners of Philosophy IB are eligible to receive an additional cash consideration based on two components: achieving revenue milestones generated from its software products from September 2016 through August 2019 and percentage of consulting revenue achieved over the period September 2016 to August 2019, subject to a profitability test. When estimating the value of future cash consideration, the Company has accrued $1.1 million as of December 31, 2016. The Company recognized $0.1 million of accretion expense included in General and administrative expenses during the twelve months ended December 31, 2016. The Company recorded $2.9 million of intangible assets and $2.4 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. As of the acquisition date, the Company expects that approximately $1.3 million of goodwill will be deductible for tax purposes.

JCA Group Limited

On August 4, 2016, the Company acquired JCA Group Limited ("JCA Group"), a UK-based provider of executive search, succession planning and coaching services, and, from the partners thereof, the entire partnership interest in JCA Partners LLP for £11.2 million (equivalent to $14.9 million at the acquisition date and $13.8 million at December 31, 2016) of initial consideration, which was funded from existing cash. The former owners of JCA Group are eligible to receive additional cash consideration upon the realization of specific revenue milestones achieved over the period August 2016 through August 2018. When estimating the value of future cash consideration, the Company has accrued £2.7 million (equivalent to $3.3 million) as of December 31, 2016. The Company recognized less than $0.1 million of accretion expense included in General and administrative expenses during the twelve months ended December 31, 2016. The Company recorded $3.9 million of intangible assets and $15.8 million of goodwill.

The goodwill is primarily related to the acquired workforce and strategic fit. The Company will not be able to deduct the recorded goodwill for tax purposes.

Decision Strategies International, Inc.

On February 29, 2016, the Company acquired substantially all of the assets of Decision Strategies International, Inc. ("DSI"), a Pennsylvania-based business consulting firm and its wholly owned subsidiary, Decision Strategies International (UK) Limited. DSI specializes in advising organizations and institutions on strategic planning and decision making in uncertain operating environments, leadership development and talent strategy. Total consideration for the acquisition of DSI's assets was approximately $9.0 million and was funded from existing cash. The former owners of DSI are eligible to receive an additional cash consideration payment in 2019 based on revenue targets to be achieved in 2017 and 2018. When estimating the value of future cash consideration, the Company has accrued $1.7 million as of December 31, 2016. The Company recognized $0.3 million of accretion expense included in General and administrative expenses during the twelve months ended December 31, 2016. The Company recorded $3.2 million of intangible assets related to customer relationships and $5.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. As of the acquisition date, the Company expects that approximately $4.2 million of goodwill will be deductible for tax purposes.

Co Company Limited

On October 1, 2015, the Company acquired Co Company, a UK-based management consulting firm that specializes in Organizational Development for £7.1 million (equivalent to $10.8 million at the acquisition date and $8.8 million at December 31, 2016) of initial consideration, pursuant to a stock purchase, which was funded from existing cash.  The former owners of Co Company are eligible to receive additional cash consideration upon the realization of specific revenue and EBITDA Margin milestones achieved over the period October 1, 2015 through December 2018. On August 25, 2016, the Company and the former owners of Co Company entered into a Deed of Amendment (the "Amendment") to the Share Purchase Agreement dated October 1, 2015. The Amendment adjusts the target fee revenue and targeted EBITDA margin for each remaining earn out period taking into consideration the unanticipated acquisitions completed subsequent to the Share Purchase Agreement. The new targets include subsequent acquisitions and take effect retrospectively from January 1, 2016. When estimating the fair value of future cash consideration, the Company has accrued £3.2 million and £2.8 million (equivalent to $3.9 million and $4.2 million) as of December 31, 2016 and December 31, 2015, respectively, of which $0.2 million was paid during 2016. As a result of the Amendment and related adjustment of the earnout liability, the Company recognized $0.1 million of income in General and administrative expenses during the year ended December 31, 2016. The Company recognized $0.1 million of expense in General and administrative expenses during the year ended December 31, 2015. The Company recorded $2.9 million of intangible assets and $10.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The Company will not be able to deduct the recorded goodwill for tax purposes.

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $1.0 million at the acquisition date and $0.8 million at December 31, 2016) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars (equivalent to $2.1 million as of December 31, 2016) based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.4 million and $0.7 million were paid during the first quarters of 2016 and 2015 respectively. When estimating the fair value of future earnout payments, the Company has accrued 1.1 million Australian dollars and 1.6 million Australian dollars, equivalent to $0.8 million and $1.2 million as of December 31, 2016 and 2015, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The Company will not be able to deduct the recorded goodwill for tax purposes.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 percent of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015, of which $6.8 million, $4.8 million and $3.4 million was paid in 2016, 2015 and 2014, respectively. The Company had accrued $6.6 million at December 31, 2015 for the remaining cash consideration, which was paid during the year ended December 31, 2016. The

Company has recognized $0.2 million and $1.1 million of accretion expense included in General and administrative expenses for the years ended December 31, 2016 and 2015, respectively. The Company recognized $2.1 million of compensation expense included in Salaries and employee benefits for the year ended December 31, 2015 related to the retention awards. As of the acquisition date, the Company expects that approximately $19.1 million of goodwill will be deductible for tax purposes.

8.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Leadership Consulting	Culture Shaping	Total
Gross goodwill at December 31, 2013	$82,640	$23,507	$10,854	$—	$29,780	$146,781
Exchange rate fluctuations	(370)	—	(599)	—	(129)	(1,098)
Gross goodwill at December 31, 2014	82,270	23,507	10,255	—	29,651	145,683
Co Company acquisition	—	10,745	—	—	—	10,745
Exchange rate fluctuations	(644)	—	(1,044)	—	(111)	(1,799)
Gross goodwill at December 31, 2015	81,626	34,252	9,211	—	29,540	154,629
DSI acquisition	5,673	—	—	—	—	5,673
Philosophy IB acquisition	2,357	—	—	—	—	2,357
JCA acquisition	—	15,769	—	—	—	15,769
Segment reallocation (1)	(1,670)	(4,517)	(347)	6,534	—	—
Exchange rate fluctuations	115	(2,905)	29	—	(316)	(3,077)
Gross goodwill at December 31, 2016	88,101	42,599	8,893	6,534	29,224	175,351
Accumulated goodwill impairment	—	(23,507)	—	—	—	(23,507)
Net goodwill at December 31, 2016	$88,101	$19,092	$8,893	$6,534	$29,224	$151,844

(1) Due to the Company's change in segment reporting, goodwill amounts included in the Company's Americas, Europe and Asia Pacific segments in the prior year have been reallocated to the Leadership Consulting segment utilizing the relative fair value method.

During the 2016 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2016. The goodwill impairment evaluation is performed using a two-step, fair value based test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step measures the impairment charge and is performed only if the carrying amount of a reporting unit exceeds its fair value as determined in step one. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

The impairment test is considered for each of the Company’s reporting units that have goodwill as defined in the accounting standard for goodwill and intangible assets. The Company has historically operated four reporting units: the Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East; and Culture Shaping. During the fourth quarter of 2016, the Company revised its reporting unit structure based on the manner in which the Company's chief operating decision maker allocates resources and assesses performance. Under the revised reporting unit structure, the Company operates five reporting units: Americas Executive Search; Europe Executive Search, which includes Africa; Asia Pacific Executive Search, which includes the Middle East; Leadership Consulting; and Culture Shaping. As a result of the change in reporting units, the Company conducted it's annual impairment evaluation for both the former and revised reporting unit structures as required by the accounting standard for goodwill and intangible assets.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the Company’s reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of the Company’s reporting units.

The assumptions used in the determination of fair value were (1) a forecast of growth in the near term; (2) the discount rate; (3) working capital investments; and (4) other factors. As a result of the reporting unit structure change, the Company revised its historical methodology for allocating corporate costs to the reporting units for goodwill impairment purposes to more closely align with the Company's allocation methodology for financial reporting purposes and reflect estimated consumption. Based on the result of the first step of this goodwill impairment analysis, the fair values of the Americas, Europe, Asia Pacific, and Culture Shaping reporting units under the old reporting unit structure exceeded their carrying values by118%, 68%, 38%, and 5%, respectively. Under the new reporting unit structure, the result of the first step of this goodwill impairment analysis indicated the fair values of the Americas Executive Search, Europe Executive Search, Asia Pacific Executive Search, Leadership Consulting and Culture Shaping reporting units exceeded their carrying values by 124%, 69%, 34%,46% and 5%, respectively. The fair value of a reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. The Company continues to monitor potential triggering events including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in an impairment charge. Since the fair value of the reporting units exceeded their carrying values, the second step of the goodwill impairment test was not necessary.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	December 31, 2016	December 31, 2015
		(As adjusted)
Executive Search
Americas	$501	$764
Europe (1)	2,937	—
Asia Pacific	127	209
Total Executive Search	3,565	973
Leadership Consulting (1)	6,223	2,548
Culture Shaping	10,902	15,166
Total Other Intangible Assets, Net	$20,690	$18,687

(1) Due to the Company's change in segment reporting, intangible assets included in the Company's Europe Executive Search and Leadership Consulting segment in the prior year have been reallocated to the Leadership Consulting segment.

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2016			December 31, 2015
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.1	$33,299	$(21,653)	$11,646	$25,414	$(17,550)	$7,864
Trade name	14.3	9,436	(4,465)	4,971	9,251	(3,416)	5,835
Software	7.0	7,200	(4,114)	3,086	7,200	(3,086)	4,114
Non-compete	4.4	974	(423)	551	586	(117)	469
Technology	5.0	604	(168)	436	442	(37)	405
Total intangible assets	9.3	$51,513	$(30,823)	$20,690	$42,893	$(24,206)	$18,687

Intangible asset amortization expense for the years ended December 31, 2016, 2015 and 2014 was $7.1 million , $4.9 million and $5.5 million respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2016 for the years ended December 31st is as follows:

2017	$6,759
2018	4,978
2019	3,589
2020	1,859
2021	1,045
Thereafter	2,460
Total	$20,690

9.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	December 31, 2016	December 31, 2015
Premise related costs	$18,188	$17,790
Accrued earnout payments	8,518	788
Other	1,582	1,269
Total other non-current liabilities	$28,288	$19,847

10.	Line of Credit
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
Borrowings under the Replacement Facility may be used for working capital, capital expenditures, Permitted Acquisition (as defined in the Credit Agreement) and for other general purposes of the Company and its subsidiaries. The obligations under the Replacement Facility are guaranteed by certain of the Company's subsidiaries.
As of December 31, 2016 and 2015, the Company had no outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

On March 8, 2017, the Company borrowed $40.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate.

11.	Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar for dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the year ended December 31, 2016. The Company matched employee contributions up to the greater of $5,500, or 5.5%, of eligible compensation for the year ended December 31, 2015, and up to the greater of $5,000, or 5.0%, of eligible compensation for the year ended December 31, 2014. Beginning in 2016, employees are eligible for the Company match immediately provided that they are working on the last day of the Plan year in which the match is made. Previously, employees were eligible for the Company match after satisfying a one year service requirement provided that they were working on the last day of the Plan year in which the match was made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created annually by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2016, 2015 and 2014. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2016, 2015 and 2014 was $4.8 million, $3.3 million and $2.8 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material, and, therefore additional disclosure has not been presented. The balances associated with these plans have been reported in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 and in the Consolidated Balance Sheets as of December 31, 2016 and 2015.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2016 and 2015, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $14.9 million and $12.0 million, at December 31, 2016 and 2015, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2016 and 2015.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2016 and 2015, the total amounts deferred under the plan were $2.4 million and $2.1 million, respectively, all of which was funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2016 and 2015.

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

	2016	2015
Benefit obligation at January 1,	$22,388	$26,985
Interest cost	453	436
Actuarial (gain) loss	1,178	(1,052)
Benefits paid	(1,198)	(1,244)
Cumulative translation adjustment	(693)	(2,737)
Benefit obligation at December 31,	$22,128	$22,388

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2016	2015
Current liabilities	$1,281	$1,307
Noncurrent liabilities	20,847	21,081
Total	$22,128	$22,388

The accumulated benefit obligation amounts at December 31, 2016 and 2015 are $22.1 million million and $22.4 million million, respectively.

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2016	2015	2014
Net period benefit cost:
Interest cost	$453	$436	$799
Amortization of net loss	17	72	—
Net periodic benefit cost	$470	$508	$799
Weighted average assumptions
Discount rate (1)	2.15%	1.82%	3.25%
Rate of compensation increase	—%	1.75%	1.75%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2016	2015	2014
Discount rate (1)	1.53%	2.15%	1.82%
Rate of compensation increase	—%	—%	1.75%
Measurement Date	12/31/2016	12/31/2015	12/31/2014

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2016 and 2015 that had not yet been recognized as components of net periodic benefit cost were $3.6 million and $2.5 million, respectively. As of December 31, 2016, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2017.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 6, Fair Value Measurements). The fair value at December 31, 2016 and 2015 was $17.0 million million and $18.2 million, respectively. The expected contribution to be paid into the plan in 2017 is $1.3 million.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2016 and 2015, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

Year ending December 31,
2017	$1,281
2018	1,274
2019	1,266
2020	1,255
2021	1,241
2022 through 2026	5,883

13.	Stock-Based Compensation

GlobalShare Program

The Company’s 2007 Heidrick & Struggles GlobalShare Program (the “Prior Program”) provided for grants of stock options, stock appreciation rights, and other stock-based awards to directors, selected employees, and independent contractors. The Prior Program expired on May 24, 2012. Outstanding awards granted under the Prior Program remain outstanding and subject to the terms of the Prior Program and award agreements until such awards vest, are exercised, terminate or expire pursuant to their terms. As of December 31, 2016, there were 43,338 awards outstanding under the Prior Program, consisting of 8,877 stock options and 34,461 restricted stock units.

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

The total number of shares authorized or reserved for issuance under the 2012 Program is 1,300,000 shares (consisting of a number of shares not previously authorized for issuance under any plan, and the number of shares not subject to awards and remaining available for issuance under the Prior Program, as amended on April 2, 2012), plus any shares subject to the 671,528 outstanding awards as of April 2, 2012 under the Prior Program that on or after the effective date cease for any reason to be subject to such awards. Stock awards forfeited or canceled under the Prior Program and the 2012 Program are eligible for reissuance under the 2012 Program.

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of December 31, 2016, 1,397,410 awards have been issued under the 2012 Program and 1,003,228 shares remain available for future awards, which includes 400,638 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2016	2015	2014
Salaries and employee benefits	$5,830	$4,616	$3,128
General and administrative expenses	563	450	451
Income tax benefit related to stock-based compensation included in net income	2,523	1,856	1,444

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity as of December 31, 2016, 2015 and 2014:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2013	270,455	$18.64
Granted	295,733	18.02
Vested and converted to common stock	(93,159)	19.65
Forfeited	(10,312)	17.45
Outstanding on December 31, 2014	462,717	18.07
Granted	184,541	23.94
Vested and converted to common stock	(146,307)	18.80
Forfeited	(27,016)	20.74
Outstanding on December 31, 2015	473,935	19.98
Granted	207,405	22.92
Vested and converted to common stock	(119,455)	20.02
Forfeited	(24,612)	22.81
Outstanding on December 31, 2016	537,273	20.97

As of December 31, 2016, there was $3.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.8 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three year period. The vesting will vary between 0% - 200% based on the attainment of operating income goals over the three year vesting period. The performance stock units are expensed on a straight-line basis over the three year vesting period.

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

Performance share unit activity as of December 31, 2016, 2015 and 2014:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2013	61,321	$19.77
Granted	186,705	17.19
Vested and converted to common stock	(9,429)	27.18
Forfeited	(9,427)	27.18
Outstanding on December 31, 2014	229,170	17.06
Granted	59,221	23.64
Vested and converted to common stock	(13,397)	20.62
Forfeited	(2,970)	20.62
Outstanding on December 31, 2015	272,024	18.28
Granted	125,388	22.98
Vested and converted to common stock	(160,600)	15.51
Forfeited	—	—
Outstanding on December 31, 2016	236,812	22.64

As of December 31, 2016, there was $2.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.9 years.

14.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2016 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2015	$2,394	$8,561	$(1,696)	$9,259
Other comprehensive income (loss) before classification, net of tax	1,279	(6,271)	(1,156)	(6,148)
Amount reclassified from AOCI (1)	(244)	—	455	211
Net current period other comprehensive income (loss)	1,035	(6,271)	(701)	(5,937)
Balance at December 31, 2016	$3,429	$2,290	$(2,397)	$3,322

(1)
Available-for-Sale Securities and Pension reclassifications from AOCI are included in Interest, net, Other, net and Salaries and employee benefits, respectively, in the Consolidated Statement of Comprehensive Income.

15.	Income Taxes

The sources of income before income taxes are as follows:

	December 31,
	2016	2015	2014
United States	$30,696	$26,550	$25,956
Foreign	7,070	5,004	(1,769)
Income before income taxes	$37,766	$31,554	$24,187

The provision for (benefit from) income taxes are as follows:

	December 31,
	2016	2015	2014
Current
Federal	$12,261	$8,598	$10,997
State and local	3,219	1,697	3,141
Foreign	5,668	4,911	2,537
Current provision for income taxes	21,148	15,206	16,675
Deferred
Federal	727	(1,551)	(2,845)
State and local	(370)	(180)	(242)
Foreign	848	947	3,802
Deferred provision (benefit) for income taxes	1,205	(784)	715
Total provision for income taxes	$22,353	$14,422	$17,390

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	December 31,
	2016	2015	2014
Income tax provision at the statutory U.S. federal rate	$13,218	$11,044	$8,466
State income tax provision, net of federal tax benefit	1,904	1,272	1,423
Nondeductible expenses, net	1,410	262	1,747
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	(2,133)	368	1,396
Establishment of valuation allowance	340	—	4,708
U.S. tax on foreign dividends	5,898	1,120	722
Current/deferred true-up	1,226	241	(1,499)
Other, net	490	115	427
Total provision for income taxes	$22,353	$14,422	$17,390

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2016	2015
Deferred tax assets attributable to:
Foreign net operating loss carryforwards	$26,902	$26,265
Accrued compensation & employee benefits	18,625	21,022
Deferred compensation	17,851	15,434
Foreign tax credit carryforwards	12,112	16,290
Accrued rent	5,113	5,285
Other accrued expenses	3,388	2,629
Deferred tax assets, before valuation allowance	83,991	86,925
Valuation allowance	(25,020)	(25,216)
Deferred tax assets, after valuation allowance	58,971	61,709
Deferred tax liabilities attributable to:
Goodwill	17,130	16,893
Taxes provided on unremitted earnings	3,331	4,406
Depreciation on property and equipment	4,723	4,562
Other	966	600
Deferred tax liabilities	26,150	26,461
Net deferred tax assets	$32,821	$35,248

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

The valuation allowance decreased from $25.2 million at December 31, 2015 to $25.0 million at December 31, 2016. The valuation allowance at December 31, 2016 was related to foreign net operating loss carryforwards and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2016, the Company had a net operating loss carryforward of $101.7 million related to its foreign filings and $0.5 million related to its U.S. state tax filings. Of the $101.7 million net operating loss carryforward, $79.9 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also has a foreign tax credit carryforward of $12.1 million, expiring in 2017 through 2025.

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

As of December 31, 2016, the Company had unremitted earnings held in its foreign subsidiaries of approximately $72.7 million, of which the company has provided $3.3 million of tax on $15.6 million of earnings that are intended to be remitted. In 2016, the Company repatriated dividends from foreign operations to the United States. This resulted in additional book tax expense which will be offset by utilizing foreign tax credits. The Company did not recognize a deferred tax liability for U.S. income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes; however, is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of December 31, 2015, the Company had certain unremitted earnings held in its foreign subsidiaries of approximately $72.9 million, of which the company has provided $4.4 million of tax on $18.2 million of earnings that are intended to be remitted. The Company did not recognize a deferred tax liability for U.S. income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes; however, is not practicable. A deferred tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of January 1, 2016, the Company had $0.1 million of unrecognized tax benefits. As of December 31, 2016 the Company had $1.0 million of unrecognized tax benefits of which, if recognized, approximately $0.9 million, net of federal tax benefits, would be recorded as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2016	2015	2014
Gross unrecognized tax benefits at January 1,	$130	$143	$362
Gross increases for tax positions of prior years	2,146	22	151
Gross decreases for tax positions of prior years	(4)	(15)	(191)
Settlements	(1,234)	(20)	(143)
Lapse of statute of limitations	—	—	(36)
Gross unrecognized tax benefits at December 31,	$1,038	$130	$143

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2012 through 2015 are subject to examination by the state taxing authorities. The years 2013 to 2015 are subject to examination by the federal taxing authority. There are certain foreign jurisdictions that are subject to examination for years prior to 2012.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next twelve months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2017.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income. Accrued interest and penalties are $0.1 million as of December 31, 2016.

16.	Segment Information

In the fourth quarter of 2016, the Company restructured its operating segments. Given the significant growth of the Company's Leadership Consulting service line, the Company's chief operating decision maker began to regularly assess performance and make resource allocation decisions separately for Executive Search and Leadership Consulting. Therefore, the Company now reports Executive Search and Leadership Consulting as separate operating segments. Previously reported operating segment results for the years ended December 31, 2015 and 2014 have been recast to conform to the new operating segment structure.

The Company currently operates its executive search business in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operates its leadership consulting and culture shaping businesses as separate segments.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2016	2015	2014
Revenue:
Executive Search
Americas	$313,292	$294,606	$253,718
Europe	108,754	92,135	103,416
Asia Pacific	85,319	89,026	83,537
Total Executive Search	507,365	475,767	440,671
Leadership Consulting	38,806	19,045	18,870
Culture Shaping	36,219	36,327	34,751
Revenue Before Reimbursements	582,390	531,139	494,292
Reimbursements	18,516	17,172	18,947
Total Revenue	$600,906	$548,311	$513,239
Operating income (loss):
Executive Search
Americas	$73,857	$68,043	$57,370
Europe	6,851	3,644	6,013
Asia Pacific	4,799	5,909	4,348
Total Executive Search	85,507	77,596	67,731
Leadership Consulting	(1,495)	(1,847)	(357)
Culture Shaping	(1,558)	4,913	4,621
Total Segment Operating Income	82,454	80,662	71,995
Global Operations Support	(47,221)	(46,600)	(45,342)
Total Operating Income	$35,233	$34,062	$26,653
Depreciation and Amortization
Executive Search
Americas	$3,892	$3,858	$3,534
Europe	2,478	1,530	2,591
Asia Pacific	1,774	1,383	1,814
Total Executive Search	8,144	6,771	7,939
Leadership Consulting	2,501	393	138
Culture Shaping	4,341	4,520	5,325
Total Segments	14,986	11,684	13,402
Global Operation Support	1,447	2,012	1,910
Total	$16,433	$13,696	$15,312
Capital Expenditures
Executive Search
Americas	$2,221	$7,334	$2,794
Europe	835	890	466
Asia Pacific	3,346	1,030	465
Total Executive Search	6,402	9,254	3,725
Leadership Consulting	380	330	123
Culture Shaping	279	95	53
Total Segments	7,061	9,679	3,901
Global Operation Support	1,321	6,184	1,934
Total	$8,382	$15,863	$5,835

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2016	2015
		(As adjusted) (1)
Current assets:
Executive Search
Americas	$147,070	$157,550
Europe	54,153	47,425
Asia Pacific	60,704	57,046
Total Executive Search	261,927	262,021
Leadership Consulting	15,737	9,413
Culture Shaping	19,059	36,209
Total segments	296,723	307,643
Global Operations Support	1,707	1,320
Total allocated current assets	298,430	308,963
Unallocated non-current assets:	110,538	113,946
Goodwill and other intangible assets, net:
Executive Search
Americas	88,602	82,390
Europe	22,029	10,745
Asia Pacific	9,020	9,420
Total Executive Search	119,651	102,555
Leadership Consulting	12,757	2,548
Culture Shaping	40,126	44,706
Total goodwill and other intangible assets, net	172,534	149,809
Total assets:	$581,502	$572,718

(1) The December 31, 2015 goodwill and other intangible assets, net balances do not reflect the relative fair value allocation of goodwill to the Leadership Consulting segment that occurred in the fourth quarter of 2016 as a result of the Company restructuring its reporting units. Refer to Note 8, Goodwill and Other Intangible Assets, for additional information regarding the allocation of goodwill to the Leadership Consulting segment.

17.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding bank guarantees is approximately $2.3 million as of December 31, 2016. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

18.	Commitments and Contingencies

Operating Leases

The Company leases office space in 47 cities in 25 countries. The terms of these office-related leases provide that the Company pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2026. The Company also leases certain computer equipment and cars, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, maintenance costs, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2016, 2015 and 2014 was $30.8 million, $29.6 million, and $32.3 million, respectively.

Minimum future operating lease payments due in each of the next five years and thereafter are as follows:

2017	$31,400
2018	30,719
2019	29,117
2020	21,112
2021	17,398
Thereafter	36,684
Total	$166,430

The aggregate minimum future payments on office leases are $164.2 million. The Company has contractual arrangements to receive aggregate sublease income of $1.0 million related to certain leases that expire at various dates through 2019. This sublease income primarily relates to properties that were part of prior office consolidations and closings.

Certain leases provide for renewal options and payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

The Company has an obligation at the end of the lease term to return the office to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $2.6 million and $2.3 million of asset retirement obligations as of December 31, 2016 and 2015, respectively.

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

UK Employee Benefits Trust

On January 27, 2010, HM Revenue & Customs (“HMRC”) in the United Kingdom notified the Company that it was challenging the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleges that these contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom; and HMRC is proposing an adjustment to the Company’s payroll tax liability for the affected years. The aggregate amount of HMRC’s proposed adjustment is approximately £3.9 million million (equivalent to $4.8 million at December 31, 2016). The Company has appealed the proposed adjustment. At this time, the Company believes that the likelihood of an unfavorable outcome with respect to the proposed adjustment is not probable and the potential amount of any loss cannot be reasonably estimated. The Company also believes that the amount of any final adjustment would not be material to the Company’s financial condition.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

(1)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K as of December 31, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our executive officers is included in the Section entitled “Executive Officers” in Part I of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed within 120 days of the end of 2016 (2017 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our directors and executive officers, including senior financial officers, is included under “Available Information” in Part I, Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2017 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2016, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our 2012 Heidrick & Struggles GlobalShare Program (See Note 13, Stock-Based Compensation).

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	782,962	(1)	$—	1,397,410
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	782,962		$—	1,397,410

(1)	Includes 537,273 restricted stock units, 236,812 performance stock units at their target levels and 8,877 options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

 2.    Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant’s Form 10-K filed March 26, 2003)

3.03	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of the Registrant's Form 10-K filed March 10, 2016)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

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

10.06	Employment Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated August 15, 2011, filed August 16, 2011) **

10.07	Employment Agreement of Stephen Beard (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 1, 2011)**

10.08	Employment Agreement of Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed February 6, 2014)**

10.09	Employment Agreement of Richard W. Greene (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed March 27, 2015) **

10.10	Employment Agreement of Krishnan Rajagopalan (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed April 20, 2015) **

10.11	Restricted Stock Unit Agreement issued to Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed February 6, 2014)**

10.12	Performance Stock Unit Agreement issued to Tracy R. Wolstencroft (Incorporated by reference to exhibit 99.3 of the Registrant’s Form 8-K filed February 6, 2014)**

10.13	Employment Agreement of Colin Price (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed January 19, 2017.)**

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

10.24
Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 10, 2006)**

10.25
Heidrick & Struggles International, Inc. Deferred Compensation Plan for UK Employees (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))**

10.26
First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2008, filed on February 27, 2009)**

10.27
Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation Plan - Amended and Restated as of September 30, 2016 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed October 5, 2016.)**

10.28
Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012).**

10.29
Share Purchase Agreement, dated August 4, 2016 for the sale and purchase of the entire issued share capital of JCA Group Limited and the entire partnership interest in JCA Partners LLP by and among JCA Events Limited, the persons listed in Schedule 1, Heidrick & Struggles (UK) Limited, and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed August 4, 2016.)

10.30
Asset Purchase Agreement by and among Philosophy IB, LLP, Christine H. Lotze, Kaveh Naficy and Heidrick & Struggles, Inc. dated August 12, 2016 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed August 16, 2016.)

10.31
Deed of Amendment dated August 25, 2016 by and among Heidrick & Struggles International, Inc., Heidrick & Struggles (UK) Limited, and Sharon Lee Toye, Tammy Ann Mitchell-Fisher, Catherine Elizabeth Powell and Colin Price (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed August 29, 2016.)

10.32	Business Protection Agreement by and between Heidrick & Struggles (UK) Limited and Mr. Colin Price (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed January 19, 2017.)**

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**    Denotes a management contract or compensatory plan or arrangement.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/S/ STEPHEN A. BONDI
By:	Stephen A. Bondi
Title:	Vice President, Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2017.

Signature	Title

/S/ TRACY R. WOLSTENCROFT	Chief Executive Officer
Tracy R. Wolstencroft (Principal Executive Officer)

/S/ RICHARD W. PEHLKE	Executive Vice President & Chief Financial Officer
Richard W. Pehlke (Principal Financial Officer)

/S/ STEPHEN A. BONDI	Vice President, Controller
Stephen A. Bondi (Principal Accounting Officer)

/S/ ELIZABETH L. AXELROD	Director
Elizabeth L. Axelrod

/S/ RICHARD I. BEATTIE	Director
Richard I. Beattie

/S/ CLARE M. CHAPMAN	Director
Clare M. Chapman

/S/ JOHN A. FAZIO	Director
John A. Fazio

/S/ LYLE LOGAN	Director
Lyle Logan

/S/ JILL KANIN-LOVERS	Director
Jill Kanin-Lovers

/S/ GARY E. KNELL	Director
Gary E. Knell

/S/ T. WILLEM MESDAG	Director
T. Willem Mesdag

/S/ V. PAUL UNRUH	Director
V. Paul Unruh