Form 10-Q
period 2017-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2017-04-25
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 21, 2017, there were 18,736,296 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$68,329	$165,011
Accounts receivable, net	111,366	93,191
Prepaid expenses	24,407	21,602
Other current assets	16,539	13,779
Income taxes recoverable	4,454	4,847
Total current assets	225,095	298,430
Non-current assets:
Property and equipment, net	40,057	35,099
Assets designated for retirement and pension plans	15,896	15,698
Investments	19,763	17,346
Other non-current assets	14,257	9,322
Goodwill	152,558	151,844
Other intangible assets, net	19,009	20,690
Deferred income taxes	30,873	33,073
Total non-current assets	292,413	283,072
Total assets	$517,508	$581,502
Current liabilities:
Accounts payable	$9,880	$7,952
Accrued salaries and employee benefits	72,076	155,523
Deferred revenue, net	32,482	28,367
Other current liabilities	23,200	24,133
Income taxes payable	4,402	4,617
Total current liabilities	142,040	220,592
Non-current liabilities:
Non-current debt	25,000	—
Accrued salaries and employee benefits	21,804	34,993
Retirement and pension plans	41,766	39,039
Other non-current liabilities	28,381	28,288
Total non-current liabilities	116,951	102,320
Total liabilities	258,991	322,912
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,731,898 and 18,578,176 shares outstanding at March 31, 2017 and December 31, 2016, respectively	196	196
Treasury stock at cost, 853,879 and 1,007,601 shares at March 31, 2017 and December 31, 2016, respectively	(27,758)	(32,915)
Additional paid in capital	224,050	229,957
Retained earnings	56,082	58,030
Accumulated other comprehensive income	5,947	3,322
Total stockholders’ equity	258,517	258,590
Total liabilities and stockholders’ equity	$517,508	$581,502
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Revenue before reimbursements (net revenue)	$140,006	$130,189
Reimbursements	4,171	4,098
Total revenue	144,177	134,287
Operating expenses:
Salaries and employee benefits	97,235	91,118
General and administrative expenses	36,133	35,203
Reimbursed expenses	4,171	4,098
Total operating expenses	137,539	130,419
Operating income	6,638	3,868
Non-operating income (expense):
Interest, net	197	72
Other, net	(2,741)	49
Net non-operating income (expense)	(2,544)	121
Income before income taxes	4,094	3,989
Provision for income taxes	3,444	2,664
Net income	650	1,325
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,817	1,105
Net unrealized gain on available-for-sale investments	808	225
Other comprehensive income, net of tax	2,625	1,330
Comprehensive income	$3,275	$2,655

Basic weighted average common shares outstanding	18,628	18,448
Dilutive common shares	591	531
Diluted weighted average common shares outstanding	19,219	18,979

Basic net income per common share	$0.03	$0.07
Diluted net income per common share	$0.03	$0.07
Cash dividends paid per share	$0.13	$0.13
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	19,586	$196	1,008	$(32,915)	$229,957	$58,030	$3,322	$258,590
Net income	—	—	—	—	—	650	—	650
Other comprehensive income, net of tax	—	—	—	—	—	—	2,625	2,625
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	1,642	—	—	1,642
Vesting of equity, net of tax withholdings	—	—	(154)	5,157	(7,549)	—	—	(2,392)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,436)	—	(2,436)
Dividend equivalents on restricted stock units	—	—	—	—	—	(162)	—	(162)
Balance at March 31, 2017	19,586	$196	854	$(27,758)	$224,050	$56,082	$5,947	$258,517
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows—operating activities:
Net income	$650	$1,325
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,808	3,672
Deferred income taxes	2,381	2,270
Stock-based compensation expense	1,640	1,831
Accretion expense related to earnout payments	426	345
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,179)	(17,048)
Accounts payable	(325)	1,523
Accrued expenses	(98,115)	(105,719)
Deferred revenue	3,871	4,304
Income taxes payable, net	323	(5,812)
Retirement and pension plan assets and liabilities	2,393	2,294
Prepaid expenses	(2,604)	(2,564)
Other assets and liabilities, net	(7,795)	(5,603)
Net cash used in operating activities	(110,526)	(119,182)
Cash flows—investing activities:
Restricted cash	—	6,501
Acquisition of businesses	—	(8,770)
Capital expenditures	(4,163)	(721)
Purchases of available for sale investments	(1,806)	(2,132)
Proceeds from sales of available for sale investments	256	119
Net cash used in investing activities	(5,713)	(5,003)
Cash flows—financing activities:
Proceeds from line of credit	40,000	—
Payments on line of credit	(15,000)	—
Cash dividends paid	(2,598)	(2,450)
Payment of employee tax withholdings on equity transactions	(2,392)	(2,676)
Acquisition earnout payments	(2,189)	(387)
Net cash provided by (used in) financing activities	17,821	(5,513)
Effect of exchange rates fluctuations on cash and cash equivalents	1,736	1,293
Net decrease in cash and cash equivalents	(96,682)	(128,405)
Cash and cash equivalents at beginning of period	165,011	190,452
Cash and cash equivalents at end of period	$68,329	$62,047
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share figures)
(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 23, 2017.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Financial Accounting Standards

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company has not yet determined when it will adopt this guidance. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, and entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company has not yet determined when it will adopt this guidance. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when recording the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.The Company has not yet determined when it will adopt this guidance. If the Company had adopted the guidance as of March 31, 2017, the beginning and ending balance of cash and cash equivalents for the three months ended March 31, 2017 would have each increased by $0.6 million in the Condensed Consolidated Statement of Cash Flows.

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

Reclassifications

Certain prior year amounts have been recast as a result of the change in the Company's operating segments as first reported in the Company's Annual Report on Form 10-K filed on March 23, 2017. The reclassifications had no impact on net income, net cash flows or stockholders' equity.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Net Income	$650	$1,325
Weighted average shares outstanding:
Basic	18,628	18,448
Effect of dilutive securities:
Restricted stock units	431	328
Performance stock units	160	203
Diluted	19,219	18,979
Basic earnings per share	$0.03	$0.07
Diluted earnings per share	$0.03	$0.07

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2016	$2,575
Provision charged to income	968
Write-offs	(490)
Foreign currency translation	24
Balance at March 31, 2017	$3,077

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2017	December 31, 2016
Leasehold improvements	$46,234	$42,891
Office furniture, fixtures and equipment	17,939	16,677
Computer equipment and software	31,996	30,186
Property and equipment, gross	96,169	89,754
Accumulated depreciation	(56,112)	(54,655)
Property and equipment, net	$40,057	$35,099

Depreciation expense for the three months ended March 31, 2017 and 2016 was $1.8 million and $2.3 million, respectively.

5.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 6, Fair Value Measurements). The fair value for these investments was $19.8 million and $17.3 million as of March 31, 2017 and December 31, 2016, respectively. The aggregate cost basis for these investments was $14.9 million and $13.3 million as of March 31, 2017 and December 31, 2016, respectively.

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

The following tables provide a summary of the fair value measurements at March 31, 2017 and December 31, 2016 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2017
U.S. non-qualified deferred compensation plan	$19,763	$—	$—	$19,763
Assets designated for retirement and pension plans	—	17,193	—	17,193
Pension benefit obligation	—	(22,435)	—	(22,435)
Acquisition earnout accruals	—	—	(9,379)	(9,379)
	$19,763	$(5,242)	$(9,379)	$5,142

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2016
U.S. non-qualified deferred compensation plan	$17,346	$—	$—	$17,346
Assets designated for retirement and pension plans	—	16,979	—	16,979
Pension benefit obligation	—	(22,128)	—	(22,128)
Acquisition earnout accruals	—	—	(10,991)	(10,991)
	$17,346	$(5,149)	$(10,991)	$1,206

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2017 and December 31, 2016 based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the three months ended March 31, 2017.

Acquisition Earnout Accruals
Balance at December 31, 2016	$(10,991)
Earnout accretion	(426)
Earnout payments	2,172
Foreign currency translation	(134)
Balance at March 31, 2017	$(9,379)

7.	Acquisitions

Philosophy IB, LLP

On September 1, 2016, the Company acquired substantially all of the assets of Philosophy IB, LLP ("Philosophy IB"), a New Jersey-based leadership, organization development and management consulting firm for $6.0 million, which was funded from existing cash. The former owners of Philosophy IB are eligible to receive additional cash consideration based on two components: achieving revenue milestones generated from its software products from September 2016 through August 2019 and percentage of consulting revenue achieved over the period September 2016 to August 2019, subject to a profitability test. When estimating the value of future cash consideration, the Company has accrued $1.2 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively. The Company recognized $0.1 million of accretion expense included in General and administrative expenses during the three months ended March 31, 2017. The Company recorded $2.9 million of intangible assets and $2.4 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. As of the acquisition date, the Company expected that approximately $1.3 million of goodwill will be deductible for tax purposes.

JCA Group Limited

On August 4, 2016, the Company acquired JCA Group Limited ("JCA Group"), a UK-based provider of executive search, succession planning and coaching services, and, from the partners thereof, the entire partnership interest in JCA Partners LLP for £11.2 million (equivalent to $14.9 million at the acquisition date and $14.1 million as of March 31, 2017) of initial consideration, which was funded from existing cash. The former owners of JCA Group are eligible to receive additional cash consideration upon the realization of specific revenue milestones achieved over the period August 2016 through August 2018. When estimating the value of future cash consideration, the Company has accrued £2.7 million and £2.7 million (equivalent to $3.4 million and $3.3 million) as of March 31, 2017 and December 31, 2016, respectively. The Company recognized less than $0.1 million of accretion expense included in General and administrative expenses during the three months ended March 31, 2017. The Company recorded $3.9 million of intangible assets and $15.8 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The Company will not be able to deduct the recorded goodwill for tax purposes.

Decision Strategies International, Inc.

On February 29, 2016, the Company acquired substantially all of the assets of Decision Strategies International, Inc. ("DSI"), a Pennsylvania-based business consulting firm and its wholly owned subsidiary, Decision Strategies International (UK) Limited. DSI specializes in advising organizations and institutions on strategic planning and decision making in uncertain operating environments, leadership development and talent strategy. Total consideration for the acquisition of DSI's assets was $9.0 million and was funded from existing cash. The former owners of DSI are eligible to receive additional cash consideration payment in 2019 based on revenue targets to be achieved in 2017 and 2018. When estimating the value of future cash consideration, the Company has accrued $1.8 million and $1.7 million as of March 31, 2017 and December 31, 2016, respectively. The Company recognized $0.1 million and less than $0.1 million of accretion expense included in General and administrative expenses during the three months ended March 31, 2017 and 2016, respectively. The Company recorded $3.2 million of intangible assets related to customer relationships and $5.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. As of the acquisition date, the Company expected that approximately $4.2 million of goodwill will be deductible for tax purposes.

Co Company Limited

 On October 1, 2015, the Company acquired Co Company, a UK-based management consulting firm that specializes in organizational development for £7.1 million (equivalent to $10.8 million and $8.9 million at the acquisition date and March 31, 2017, respectively) of initial consideration, pursuant to a stock purchase, which was funded from existing cash.  The former owners of Co Company are eligible to receive additional cash consideration upon the realization of specific revenue and EBITDA Margin milestones achieved over the period October 2015 through December 2018. On August 25, 2016, the Company and the former owners of Co Company entered into a Deed of Amendment (the "Amendment") to the Share Purchase Agreement dated October 1, 2015. The Amendment adjusts the target fee revenue and targeted EBITDA margin for each remaining earn out period taking into consideration the unanticipated acquisitions completed subsequent to the Share Purchase Agreement. The new targets include subsequent acquisitions and take effect retrospectively from January 1, 2016. When estimating the fair value of future cash consideration, the Company has accrued £1.9 million and £3.2 million (equivalent to $2.4 million and $3.9 million) as of March 31, 2017 and December 31, 2016, respectively, of which $1.7 million was paid during the first quarter of 2017. The Company recognized $0.2 million and $0.1 million of accretion expense included in General and administrative expenses during the three months ended March 31, 2017 and March 31, 2016, respectively. The Company recorded $2.9 million of intangible assets and $10.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The Company will not be able to deduct the recorded goodwill for tax purposes.

Scambler MacGregor Executive Search Pty Limited

In November 2013, the Company acquired Scambler MacGregor, an Australian-based retained Executive Search boutique in the financial services industry for 1.1 million Australian dollars (equivalent to $1.0 million and $0.8 million at the acquisition date and March 31, 2017, respectively) of initial consideration, pursuant to a stock purchase, which was funded from existing cash. In December 2013, the Company paid an additional $0.1 million related to the final working capital settlement. The former owners of Scambler MacGregor are eligible to receive earnout payments of up to 2.8 million Australian dollars (equivalent to $2.1 million as of March 31, 2017) based on the achievement of certain revenue metrics over the period November 2013 through December 2018, of which $0.4 million and $0.4 million was paid during the three months ended March 31, 2017 and 2016, respectively. When estimating the fair value of future earnout payments, the Company had accrued 0.7 million Australian dollars and 1.1 million Australian dollars (equivalent to $0.5 million and $0.8 million) as of March 31, 2017 and December 31, 2016, respectively. The Company also recorded $0.4 million of intangible assets and $2.7 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The Company will not be able to deduct the recorded goodwill for tax purposes.

Senn-Delaney Leadership Consulting Group, LLC

In December 2012, the Company acquired Senn-Delaney Leadership Consulting Group, LLC, a global leader of corporate culture shaping. Under the terms of the purchase agreement, the Company paid $53.5 million at closing for 100 of the equity of Senn Delaney. The agreement also included additional cash consideration up to $15.0 million based on the realization of specific earnings milestones achieved over the period December 2012 through December 2015. The Company had accrued $6.6 million at December 31, 2015 for the remaining cash consideration, which was paid during the three months ended March 31, 2016. The Company recognized zero and $0.3 million of accretion expense within General and administrative expenses during the three months ended March 31, 2017 and 2016, respectively. As of the acquisition date, the Company expected that approximately $19.1 million of goodwill will be deductible for tax expenses.

8.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2017 are as follows:

	Executive Search			Leadership Consulting	Culture Shaping
	Americas	Europe	Asia Pacific			Total
Gross goodwill at December 31, 2016	$88,101	$42,599	$8,893	$6,534	$29,224	$175,351
Foreign currency translation	29	320	252	86	27	714
Gross goodwill at March 31, 2017	88,130	42,919	9,145	6,620	29,251	176,065
Accumulated goodwill impairment	—	(23,507)	—	—	—	(23,507)
Net goodwill at March 31, 2017	$88,130	$19,412	$9,145	$6,620	$29,251	$152,558

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2017	December 31, 2016
Executive Search
Americas	$437	$501
Europe	2,575	2,937
Asia Pacific	126	127
Total Executive Search	3,138	3,565
Leadership Consulting	5,750	6,223
Culture Shaping	10,121	10,902
Total other intangible assets, net	$19,009	$20,690

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	March 31, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.1	$33,459	$(22,818)	$10,641	$33,299	$(21,653)	$11,646
Trade name	14.6	9,463	(4,791)	4,672	9,436	(4,465)	4,971
Software	7.0	7,200	(4,371)	2,829	7,200	(4,114)	3,086
Non-compete	4.9	979	(509)	470	974	(423)	551
Technology	5.1	610	(213)	397	604	(168)	436
Total intangible assets	9.4	$51,711	$(32,702)	$19,009	$51,513	$(30,823)	$20,690

Intangible asset amortization expense for the three months ended March 31, 2017 and 2016 was $1.8 million and $1.4 million, respectively

The Company's estimated future amortization expense related to intangible assets as of March 31, 2017 for the years ended December 31st is as follows:

2017	$5,024
2018	5,000
2019	3,602
2020	1,866
2021	1,050
Thereafter	2,467
Total	$19,009

9.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	March 31, 2017	December 31, 2016
Premise related costs	$18,030	$18,188
Accrued earnout payments	8,893	8,518
Other	1,458	1,582
Total other non-current liabilities	$28,381	$28,288

10.	Line of Credit

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

During the three months ended March 31, 2017, the Company borrowed $40.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $15.0 million during the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Company had $25.0 million and zero outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of March 31, 2017, 1,713,996 awards have been issued under the 2012 Program and 686,642 shares remain available for future awards, which includes 400,638 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2017	2016
Salaries and employee benefits	$1,640	$1,831
Income tax benefit related to stock-based compensation included in net income	647	737

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2017:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2016	537,273	$20.97
Granted	228,171	24.30
Vested and converted to common stock	(181,964)	21.12
Forfeited	—	—
Outstanding on March 31, 2017	583,480	22.23

As of March 31, 2017, there was $7.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.4 years.

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

Performance stock unit activity for the three months ended March 31, 2017:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2016	236,812	$22.64
Granted	88,415	23.83
Vested and converted to common stock	(70,652)	19.65
Forfeited	—	—
Outstanding on March 31, 2017	254,575	23.89

As of March 31, 2017, there was $3.8 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.3 years.

12.	Income Taxes

The Company reported income before taxes of $4.1 million and $4.0 million and an income tax provision of $3.4 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016 were 84.1% and 66.8%, respectively. The effective tax rate for the three months ended March 31, 2017 was impacted by the non-deductibility of the employee benefit tax settlement (See Note 16, Commitments and Contingencies), losses that are not benefited for tax purposes and the mix of income. The effective tax rate for the three months ended March 31, 2016 was impacted by losses that are not benefited for tax purposes and the mix of income. The Company estimates that its effective tax rate for the year ended December 31, 2017 will be approximately 44%.

13.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2017 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2016	$3,429	$2,290	$(2,397)	$3,322
Other comprehensive income before classification, net of tax	868	1,817	—	2,685
Amount reclassified from AOCI (1)	(60)	—	—	(60)
Net current period other comprehensive income	808	1,817	—	2,625
Balance at March 31, 2017	$4,237	$4,107	$(2,397)	$5,947

(1) Available-for-Sale Securities reclassifications from AOCI are included in Other, net in the Condensed Consolidated Statement of Comprehensive Income.

14.	Segment Information

The Company operates its executive search business in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operates its leadership consulting and culture shaping businesses as separate segments.

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended March 31,
	2017	2016
Revenue:
Executive Search
Americas	$77,098	$73,390
Europe	26,205	23,401
Asia Pacific	21,182	18,937
Total Executive Search	124,485	115,728
Leadership Consulting	9,766	6,118
Culture Shaping	5,755	8,343
Revenue before reimbursements (net revenue)	140,006	130,189
Reimbursements	4,171	4,098
Total revenue	$144,177	$134,287

	Three Months Ended March 31,
	2017	2016
Operating income (loss):
Executive Search
Americas	$19,067	$17,794
Europe	99	1,289
Asia Pacific	3,320	619
Total Executive Search	22,486	19,702
Leadership Consulting	(882)	(2,561)
Culture Shaping	(2,965)	(2,056)
Total segment operating income	18,639	15,085
Global Operations Support	(12,001)	(11,217)
Total operating income	$6,638	$3,868

15.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.5 million as of March 31, 2017. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On March 31, 2017, the Company reached a settlement with Her Majesty’s Revenue and Customs (“HMRC”) in the United Kingdom regarding HMRC’s challenge of the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleged that the contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom. In connection with the settlement, the Company has agreed to pay approximately £5.4 million (equivalent to $6.8 million) related to Pay as You Earn tax, Class 1

National Insurance Contributions, inheritance tax and interest. Concurrently with the HMRC settlement, the Company also reached an agreement with the beneficiaries under the Employee Benefits Trust for the reimbursement of approximately £2.3 million (equivalent to $2.9 million) beneficiary-owed Pay as You Earn tax and Class 1 National Insurance Contributions. The Company was notified by HMRC of its challenge to the tax treatment in 2010. The Company has recorded $1.5 million related to the Pay as You Earn tax and Class 1 National Insurance Contributions and the respective beneficiary reimbursements as a component of Salaries and employee benefits in the Condensed Consolidated Statements of Comprehensive Income. Inheritance tax and interest expense of $2.4 million incurred as a result of the settlement is recorded as a component of Other, net in the Condensed Consolidated Statements of Comprehensive Income.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes; our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global and local economies and our ability to execute successfully our strategies; social or political instability in markets where we operate, the impact of the U.K. referendum to leave the European Union (Brexit); the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our ability to integrate future acquisitions; our reliance on information management systems; any impairment of our goodwill, intangible assets and other long-lived assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2016, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. We are a leadership advisory firm providing executive search, leadership consulting and culture shaping services to businesses and business leaders worldwide. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We provide our services to a broad range of clients through the expertise of over 400 consultants located in major cities around the world.

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

A portion of our Executive Search consultants’ and management cash bonuses is deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in Accrued salaries and employee benefits within both current and non-current liabilities in the Condensed Consolidated Balance Sheets.

Second Quarter 2017 Outlook

We are currently forecasting 2017 second quarter net revenue of between $153 million and $163 million. Our 2017 second quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in March 2017.

Our 2017 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2016 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2017	2016
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	3.0	3.1
Total revenue	103.0	103.1
Operating expenses:
Salaries and employee benefits	69.5	70.0
General and administrative expenses	25.8	27.0
Reimbursed expenses	3.0	3.1
Total operating expenses	98.2	100.2
Operating income	4.7	3.0
Non-operating income (expense):
Interest, net	0.1	0.1
Other, net	(2.0)	—
Net non-operating income (expense)	(1.8)	0.1
Income before income taxes	2.9	3.1
Provision for income taxes	2.5	2.0
Net income	0.5%	1.0%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our leadership consulting and culture shaping businesses as separate segments (See Note 14, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Executive Search
Americas	$77,098	$73,390
Europe	26,205	23,401
Asia Pacific	21,182	18,937
Total Executive Search	124,485	115,728
Leadership Consulting	9,766	6,118
Culture Shaping	5,755	8,343
Revenue before reimbursements (net revenue)	140,006	130,189
Reimbursements	4,171	4,098
Total revenue	$144,177	$134,287

	Three Months Ended March 31,
	2017	2016
Operating income (loss):
Executive Search
Americas	$19,067	$17,794
Europe	99	1,289
Asia Pacific	3,320	619
Total Executive Search	22,486	19,702
Leadership Consulting	(882)	(2,561)
Culture Shaping	(2,965)	(2,056)
Total segment operating income	18,639	15,085
Global Operations Support	(12,001)	(11,217)
Total operating income	$6,638	$3,868

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Total revenue. Consolidated total revenue increased $9.9 million, or 7.4%, to $144.2 million for the three months ended March 31, 2017 from $134.3 million for the three months ended March 31, 2016. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $9.8 million, or 7.5%, to $140.0 million for the three months ended March 31, 2017 from $130.2 million for the three months ended March 31, 2016. Foreign exchange rate fluctuations decreased revenue by $2.7 million, or 2.1%. Executive Search net revenue was $124.5 million for the three months ended March 31, 2017, an increase of $8.8 million compared to the three months ended March 31, 2016. The increase in Executive Search net revenue was the result of growth in all regions. Leadership Consulting net revenue increased $3.6 million, or 59.6%, to $9.8 million for the three months ended March 31, 2017 from $6.1 million for the three months ended March 31, 2016. The increase in Leadership Consulting net revenue was primarily the result of the DSI and Philosophy IB acquisitions. Culture Shaping net revenue was $5.8 million for the three months ended March 31, 2017, a decrease of $2.6 million compared to the three months ended March 31, 2016.

The number of Executive Search and Leadership Consulting consultants was 363 and 20, respectively, as of March 31, 2017 compared to 313 and 19, respectively, as of March 31, 2016. Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.4 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. The number of confirmed searches increased 7.8% compared to 2016. The average revenue per executive search decreased to $103,300 for the three months ended March 31, 2017 compared to $103,600 for the three months ended March 31, 2016.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $6.1 million, or 6.7%, to $97.2 million for the three months ended March 31, 2017 from $91.1 million for the three months ended March 31, 2016. The increase was due to higher fixed compensation of $6.4 million partially offset by lower variable compensation of $0.3 million. Fixed compensation increased due to higher compensation related to our recent acquisitions, new hires over the last year and the HMRC employee benefit tax settlement of $1.5 million.

Foreign exchange rate fluctuations decreased total salaries and employee benefits by $1.5 million or 1.7%.

For the three months ended March 31, 2017, we had an average of 1,809 employees compared to an average of 1,652 employees for the three months ended March 31, 2016.

As a percentage of net revenue, salaries and employee benefits expense was 69.5% for the three months ended March 31, 2017, compared to 70.0% for the three months ended March 31, 2016.

General and administrative expenses. Consolidated general and administrative expenses increased $0.9 million, or 2.6%, to $36.1 million for the three months ended March 31, 2017 from $35.2 million for the three months ended March 31, 2016. The increase reflects costs associated with ongoing general and administrative expenses related to the acquisitions made in 2016, including the expense of third-party consultants and contractors to execute work for leadership consulting services, and higher audit fees.

Foreign exchange rate fluctuations decreased total general and administrative expenses by $0.8 million or 2.2%.

As a percentage of net revenue, general and administrative expenses were 25.8% for the three months ended March 31, 2017, compared to 27.0% for the three months ended March 31, 2016.

Operating income. Consolidated operating income was $6.6 million for the three months ended March 31, 2017 compared to $3.9 million for the three months ended March 31, 2016. The net impact of foreign exchange rate fluctuations reduced operating income by $0.4 million.

Net non-operating income (expense). Net non-operating expense was $2.5 million for the three months ended March 31, 2017 compared to net non-operating income of $0.1 million for the three months ended March 31, 2016.

Interest, net was $0.2 million of income for the three months ended March 31, 2017 compared to $0.1 million of income for the three months ended March 31, 2016.

Other, net was expense of $2.7 million for the three months ended March 31, 2017 and income of approximately $0.1 million for the three months ended March 31, 2016. Other, net decreased primarily due to the HMRC employee benefit tax settlement of $2.4 million.

Income taxes. See Note 12, Income Taxes.

Executive Search

Americas
The Americas segment reported net revenue of $77.1 million for the three months ended March 31, 2017, an increase of 5.1% from $73.4 million for the three months ended March 31, 2016. The increase in net revenue was due to a 5.6% increase in the number of executive search confirmations and an increase in consultant headcount. All practice groups contributed to the increased net revenue with the exception of the Financial Services practice group. There were 176 Partner and Principal consultants as of March 31, 2017 compared to 152 as of March 31, 2016.
Salaries and employee benefits expense increased $1.8 million from the three months ended March 31, 2016. Fixed compensation increased $3.7 million primarily due to higher base salaries, payroll taxes and benefits of $2.7 million and increased deferred compensation due to market fluctuations. Variable compensation decreased $1.9 million primarily due to the impact of deferred revenue on bonus accruals.
General and administrative expenses increased $0.7 million primarily due to office occupancy, internal travel costs and professional fees.
Operating income was $19.1 million for the three months ended March 31, 2017, an increase of $1.3 million compared to $17.8 million for the three months ended March 31, 2016.

Europe
Europe reported net revenue of $26.2 million for the three months ended March 31, 2017, an increase of 12.0% from $23.4 million for the three months ended March 31, 2016. The increase in net revenue was due to a 6.5% increase in the number of executive search confirmations and an increase in consultant headcount. Our acquisition of JCA Group in August 2016 also contributed to the year-over-year growth in net revenue. Foreign exchange rate fluctuations decreased revenue by $2.1 million or 9.0%. All industry practice groups contributed to net revenue growth except for the Industrial and Global Technology & Services practice groups. There were 103 Partner and Principal consultants as of March 31, 2017 as compared to 78 as of March 31, 2016.

Salaries and employee benefits expense increased $3.3 million as compared to the three months ended March 31, 2016. Fixed compensation increased $3.2 million for the three months ended March 31, 2017 primarily due to compensation expense associated with the JCA acquisition in August 2016 and the HMRC employee benefit tax settlement, net of reimbursements, of $1.5 million. Variable compensation increased $0.1 million due to higher bonus accruals.
General and administrative expense increased $0.7 million from the three months ended March 31, 2016 due to ongoing general and administrative expenses related to the JCA Group acquisition, partially offset by lower internal travel costs.
The Europe segment reported operating income of $0.1 million for the three months ended March 31, 2017, a decrease of $1.2 million compared to $1.3 million for the three months ended March 31, 2016.

Asia Pacific
Asia Pacific reported net revenue of $21.2 million for the three months ended March 31, 2017, an increase of 11.9% compared to $18.9 million for the three months ended March 31, 2016. The increase in net revenue was due to a 13.3% increase in the number of executive search confirmations. Foreign exchange rate fluctuations increased net revenues by $0.2 million. All industry practice groups contributed to net revenue growth except for the Education, Non-Profit & Social Enterprise and Global Technology & Services practice groups. There were 84 Partner and Principal consultants as of March 31, 2017 compared to 83 as of March 31, 2016.
Salaries and employee benefits expense increased $0.3 million. Fixed compensation is consistent with the prior year due to higher base salaries, payroll taxes and benefits that were offset by lower discretionary bonuses. Variable compensation increased $0.3 million due to higher bonus accruals.
General and administrative expenses decreased $0.8 million primarily due to lower office occupancy expenses and internal travel costs.
The Asia Pacific segment reported operating income of $3.3 million for the three months ended March 31, 2017, an increase of $2.7 million compared to the three months ended March 31, 2016.

Leadership Consulting
The Leadership Consulting segment reported net revenue of $9.8 million for the three months ended March 31, 2017, an increase of 59.6% compared to $6.1 million for the three months ended March 31, 2016. The increase in net revenue was primarily driven by our DSI and Philosophy IB acquisitions. Foreign exchange rate fluctuations decreased net revenues by $0.7 million or 12.2%. There were 20 Leadership Consulting Partner consultants at March 31, 2017 compared to 19 at March 31, 2016.
Salaries and employee benefits expense increased $1.7 million compared to the prior year. Fixed compensation increased $1.5 million due to additional headcount related to the Philosophy IB acquisition in addition to a full quarter of expense for DSI, partially offset by lower separation expenses. Variable compensation increased $0.2 million compared to the prior year.
General and administrative expenses increased $0.3 million due to ongoing general and administrative expenses related to the Philosophy IB acquisition in addition to a full quarter of expense for DSI, partially offset by declines in litigation expense and professional fees.
The Leadership Consulting segment reported an operating loss of $0.9 million for the three months ended March 31, 2017, an improvement of $1.7 million compared to an operating loss of $2.6 million for the three months ended March 31, 2016.

Culture Shaping
The Culture Shaping segment reported net revenue of $5.8 million for the three months ended March 31, 2017, a decrease of $2.5 million, or 31.0%, compared to $8.3 million for the three months ended March 31, 2016. Net revenue decreased due to a decline in the volume of client work. There were 18 Partner and Principal consultants at March 31, 2017 compared to 17 at March 31, 2016.
Salaries and employee benefits expense decreased $1.8 million due to $2.1 million of investments in new and existing consultants incurred in the prior year that did not reoccur in the three months ended March 31, 2017.
General and administrative expenses increased $0.1 million primarily due to internal travel costs, the use of third-party external consultants to perform consulting work and information technology expenses, partially offset by lower intangible amortization and earnout accretion.
The Culture Shaping segment reported an operating loss of $3.0 million for the three months ended March 31, 2017, a decline of $0.9 million compared to an operating loss of $2.1 million for the three months ended March 31, 2016.

Global Operations Support
Global Operations Support expenses for the three months ended March 31, 2017 increased $0.8 million, or 7.0%, to $12.0 million from $11.2 million for the three months ended March 31, 2016.

Salaries and employee benefits expense increased $0.8 million due to higher bonus accruals, partially offset by lower separation and stock compensation expense.

General and administrative expenses were consistent with the prior year due to increases in audit fees and litigation expense that were offset by lower internal travel costs and office occupancy.

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

During the three months ended March 31, 2017, the Company borrowed $40.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $15.0 million during the three months ended March 31, 2017.

As of March 31, 2017, the Company had $25.0 million of outstanding borrowings under the Restated Credit Agreement, which we intend to repay as soon as possible.

We were in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2017, December 31, 2016 and March 31, 2016 were $68.3 million, $165.0 million and $62.0 million, respectively. The $68.3 million of cash and cash equivalents at March 31, 2017 includes $46.4 million held by our foreign subsidiaries. A portion of the $46.4 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the three months ended March 31, 2017, cash used in operating activities was $110.5 million million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $128 million related to 2016 and prior year cash bonus deferrals with 2017 variable compensation accruals of $39.5 million partially offsetting these payments. Also contributing to the use of cash was an increase in accounts receivable of $17.2 million, a $4.9 million payment for Senn Delaney retention awards, and an increase in other receivables primarily related to the HMRC employee benefit tax settlement of $2.9 million and an increase in prepaid expenses of $2.6 million. These uses of cash were partially offset by an increase in deferred revenue of $3.9 million, depreciation and amortization of $3.8 million, a decrease in deferred tax assets of $2.4 million, a change in net retirement and pension plan assets and liabilities of $2.4 million, stock compensation expense of $1.6 million and net income of $0.7 million.

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

Cash flows used in investing activities. Cash used in investing activities was $5.7 million for the three months ended March 31, 2017 primarily due to capital expenditures of $4.2 million and purchases of available for sale investments of $1.8 million related to the Company's non-qualified deferred compensation plan.

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

Cash flows provided by (used in) financing activities. Cash provided by financing activities for the three months ended March 31, 2017 was $17.8 million primarily due net borrowings on the Company's line of credit of $25.0 million, partially offset by dividend payments of $2.6 million, employee tax withholding payments on equity transactions of $2.4 million and acquisition earnout payments related to the Co Company and Scambler MacGregor acquisitions of $2.2 million.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2017, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 23, 2017.

Recently Issued Financial Accounting Standards

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company has not yet determined when it will adopt this guidance. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, and entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company has not yet determined when it will adopt this guidance. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when recording the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.The Company has not yet determined when it will adopt this guidance. If the Company had adopted the guidance as of March 31, 2017, the beginning and ending balance of cash and cash equivalents for the three months ended March 31, 2017 would have each increased by $0.6 million in the Condensed Consolidated Statement of Cash Flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the three months ended March 31, 2017 by $0.8 million. For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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
Date: April 25, 2017

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller