Form 10-Q
period 2017-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2017-07-27
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
As of July 21, 2017, there were 18,784,885 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$58,178	$165,011
Accounts receivable, net	124,410	93,191
Prepaid expenses	23,784	21,602
Other current assets	13,783	13,779
Income taxes recoverable	5,467	4,847
Total current assets	225,622	298,430
Non-current assets:
Property and equipment, net	41,491	35,099
Assets designated for retirement and pension plans	17,050	15,698
Investments	19,717	17,346
Other non-current assets	11,913	9,322
Goodwill	124,671	151,844
Other intangible assets, net	8,027	20,690
Deferred income taxes	48,946	33,073
Total non-current assets	271,815	283,072
Total assets	$497,437	$581,502
Current liabilities:
Accounts payable	$8,170	$7,952
Accrued salaries and employee benefits	88,073	155,523
Deferred revenue, net	32,301	28,367
Other current liabilities	21,761	24,133
Income taxes payable	7,064	4,617
Total current liabilities	157,369	220,592
Non-current liabilities:
Accrued salaries and employee benefits	26,619	34,993
Retirement and pension plans	43,351	39,039
Other non-current liabilities	26,585	28,288
Total non-current liabilities	96,555	102,320
Total liabilities	253,924	322,912
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,780,487 and 18,578,176 shares outstanding at June 30, 2017 and December 31, 2016, respectively	196	196
Treasury stock at cost, 805,290 and 1,007,601 shares at June 30, 2017 and December 31, 2016, respectively	(26,128)	(32,915)
Additional paid in capital	224,832	229,957
Retained earnings	35,273	58,030
Accumulated other comprehensive income	9,340	3,322
Total stockholders’ equity	243,513	258,590
Total liabilities and stockholders’ equity	$497,437	$581,502
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Revenue before reimbursements (net revenue)	$152,214	$148,861	$292,220	$279,050
Reimbursements	4,904	4,955	9,075	9,053
Total revenue	157,118	153,816	301,295	288,103
Operating expenses:
Salaries and employee benefits	103,378	101,542	200,613	192,660
General and administrative expenses	38,089	35,625	74,222	70,828
Impairment charges	39,158	—	39,158	—
Reimbursed expenses	4,904	4,955	9,075	9,053
Total operating expenses	185,529	142,122	323,068	272,541
Operating income (loss)	(28,411)	11,694	(21,773)	15,562
Non-operating income (expense):
Interest, net	(96)	58	101	130
Other, net	(179)	29	(2,920)	78
Net non-operating income (expense)	(275)	87	(2,819)	208
Income (loss) before income taxes	(28,686)	11,781	(24,592)	15,770
Provision for income taxes	(10,438)	5,126	(6,994)	7,790
Net income (loss)	(18,248)	6,655	(17,598)	7,980
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,967	(1,561)	4,784	(456)
Net unrealized gain on available-for-sale investments	426	286	1,234	511
Other comprehensive income (loss), net of tax	3,393	(1,275)	6,018	55
Comprehensive income (loss)	$(14,855)	$5,380	$(11,580)	$8,035

Basic weighted average common shares outstanding	18,749	18,557	18,689	18,503
Dilutive common shares	—	260	—	260
Diluted weighted average common shares outstanding	18,749	18,817	18,689	18,763

Basic net income per common share	$(0.97)	$0.36	$(0.94)	$0.43
Diluted net income per common share	$(0.97)	$0.35	$(0.94)	$0.43
Cash dividends paid per share	$0.13	$0.13	$0.26	$0.26
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	19,586	$196	1,008	$(32,915)	$229,957	$58,030	$3,322	$258,590
Net loss	—	—	—	—	—	(17,598)	—	(17,598)
Other comprehensive income, net of tax	—	—	—	—	—	—	6,018	6,018
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,716	—	—	3,716
Vesting of equity, net of tax withholdings	—	—	(188)	6,279	(8,671)	—	—	(2,392)
Re-issuance of treasury stock	—	—	(15)	508	(170)	—	—	338
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,878)	—	(4,878)
Dividend equivalents on restricted stock units	—	—	—	—	—	(281)	—	(281)
Balance at June 30, 2017	19,586	$196	805	$(26,128)	$224,832	$35,273	$9,340	$243,513
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows—operating activities:
Net income (loss)	$(17,598)	$7,980
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,566	7,645
Deferred income taxes	(15,323)	1,012
Stock-based compensation expense	3,716	3,900
Accretion expense related to earnout payments	625	558
Impairment charges	39,158	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,516)	(30,138)
Accounts payable	63	(1,011)
Accrued expenses	(80,558)	(87,255)
Deferred revenue	3,334	3,684
Income taxes payable, net	2,018	(712)
Retirement and pension plan assets and liabilities	2,892	2,530
Prepaid expenses	(1,351)	(1,226)
Other assets and liabilities, net	(2,238)	8,072
Net cash used in operating activities	(86,212)	(84,961)
Cash flows—investing activities:
Restricted cash	(2)	6,501
Acquisition of businesses	(114)	(9,006)
Capital expenditures	(10,443)	(1,092)
Purchases of available for sale investments	(1,963)	(2,247)
Proceeds from sales of available for sale investments	374	244
Net cash used in investing activities	(12,148)	(5,600)
Cash flows—financing activities:
Proceeds from line of credit	40,000	—
Payments on line of credit	(40,000)	—
Cash dividends paid	(5,159)	(4,946)
Payment of employee tax withholdings on equity transactions	(2,392)	(2,676)
Acquisition earnout payments	(4,497)	(7,461)
Net cash used in financing activities	(12,048)	(15,083)
Effect of exchange rates fluctuations on cash and cash equivalents	3,575	583
Net decrease in cash and cash equivalents	(106,833)	(105,061)
Cash and cash equivalents at beginning of period	165,011	190,452
Cash and cash equivalents at end of period	$58,178	$85,391
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

Recently Issued Financial Accounting Standards

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce both diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions, and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company has not yet determined when it will adopt this guidance. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company has not yet determined when it will adopt this guidance. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The Company early adopted ASU 2017-04, during the three months ended June 30, 2017. The Company concluded that ASU 2017-04 is preferable to the current guidance included in ASC 350 due to the simplified process of subsequently measuring goodwill.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.The Company has not yet determined when it will adopt this guidance. If the Company had adopted the guidance as of June 30, 2017, the beginning and ending balance of cash, cash equivalents and restricted cash for the three months ended June 30, 2017 would have each increased by $0.6 million in the Condensed Consolidated Statement of Cash Flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective method with the cumulative effect upon initial adoption recognized at the date of initial application (modified retrospective). The Company will adopt the guidance on January 1, 2018 and will apply the modified retrospective method.

The Company is performing its evaluation of ASU No. 2014-09. The Company is paid a retainer for its executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. If the actual compensation of a placed candidate exceeds the estimated compensation, the Company is often authorized to bill the client for one-third of the excess. The Company currently recognizes revenue associated with the difference between the estimated compensation and actual compensation at the time this amount is considered fixed and determinable. Under ASU 2014-09, the difference between estimated compensation and actual compensation is considered variable consideration. The Company will be required to estimate the amount of variable consideration for its executive search services at contract inception. The Company is still evaluating the financial impact of this change and if other changes will be required.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(18,248)	$6,655	$(17,598)	$7,980
Weighted average shares outstanding:
Basic	18,749	18,557	18,689	18,503
Effect of dilutive securities:
Restricted stock units	—	182	—	182
Performance stock units	—	78	—	78
Diluted	18,749	18,817	18,689	18,763
Basic earnings per share	$(0.97)	$0.36	$(0.94)	$0.43
Diluted earnings per share	$(0.97)	$0.35	$(0.94)	$0.43

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2016	$2,575
Provision charged to income	1,807
Write-offs	(936)
Foreign currency translation	55
Balance at June 30, 2017	$3,501

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2017	December 31, 2016
Leasehold improvements	$46,853	$42,891
Office furniture, fixtures and equipment	18,117	16,677
Computer equipment and software	33,236	30,186
Property and equipment, gross	98,206	89,754
Accumulated depreciation	(56,715)	(54,655)
Property and equipment, net	$41,491	$35,099

Depreciation expense for the three months ended June 30, 2017 and 2016 was $2.7 million and $2.3 million, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $4.5 million and $4.6 million, respectively.

5.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 6, Fair Value Measurements). The fair value for these investments was $19.7 million and $17.3 million as of June 30, 2017 and December 31, 2016, respectively. The aggregate cost basis for these investments was $14.4 million and $13.3 million as of June 30, 2017 and December 31, 2016, respectively.

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

The following tables provide a summary of the fair value measurements at June 30, 2017 and December 31, 2016 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2017
U.S. non-qualified deferred compensation plan	$19,717	$—	$—	$19,717
Assets designated for retirement and pension plans	—	18,441	—	18,441
Pension benefit obligation	—	(24,063)	—	(24,063)
Acquisition earnout accruals	—	—	(7,364)	(7,364)
	$19,717	$(5,622)	$(7,364)	$6,731

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2016
U.S. non-qualified deferred compensation plan	$17,346	$—	$—	$17,346
Assets designated for retirement and pension plans	—	16,979	—	16,979
Pension benefit obligation	—	(22,128)	—	(22,128)
Acquisition earnout accruals	—	—	(10,991)	(10,991)
	$17,346	$(5,149)	$(10,991)	$1,206

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2017 and December 31, 2016 based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the six months ended June 30, 2017.

Acquisition Earnout Accruals
Balance at December 31, 2016	$(10,991)
Earnout accretion	(625)
Earnout payments	4,497
Foreign currency translation	(245)
Balance at June 30, 2017	$(7,364)

7.	Acquisitions

 On October 1, 2015, the Company acquired Co Company, a UK-based management consulting firm that specializes in organizational development.  The former owners of Co Company were eligible to receive additional cash consideration upon the realization of specific revenue and EBITDA Margin milestones achieved over the period October 2015 through December 2018. On August 25, 2016, the Company and the former owners of Co Company entered into a Deed of Amendment (the "Amendment") to the Share Purchase Agreement dated October 1, 2015. The Amendment adjusted the target fee revenue and targeted EBITDA margin for each remaining earn out period taking into consideration the unanticipated acquisitions completed subsequent to the Share Purchase Agreement. The new targets include subsequent acquisitions and took effect retrospectively from January 1, 2016. On June 14, 2017, the Company and the former owners of Co Company entered into an Earn Out Buyout Agreement (the “Buyout Agreement”) in accordance with the terms and conditions of the Share Purchase Agreement dated October 1, 2015, as amended by a Deed of Amendment dated August 25, 2016. Pursuant to the Buyout Agreement, in accordance with the Share Purchase Agreement and Deed of Amendment, the Company exercised its right to buy out all of the remaining earnout amounts. The price paid to buy out the Remaining Earn Out Amounts was calculated in accordance with the formula set forth in the Purchase Agreement and resulted in an aggregate buyout payment to the former owners of Co Company of $2.3 million during the three months ended June 30, 2017.

8.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	June 30, 2017	December 31, 2016
Executive Search
Americas	$88,336	$88,101
Europe	43,655	42,599
Asia Pacific	9,382	8,893
Total Executive Search	141,373	139,593
Leadership Consulting	6,805	6,534
Culture Shaping	29,317	29,224
Goodwill, gross	177,495	175,351
Accumulated impairment	(52,824)	(23,507)
Goodwill, net	$124,671	$151,844

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2017 are as follows:

	Executive Search			Leadership Consulting	Culture Shaping
	Americas	Europe	Asia Pacific			Total
Net goodwill at December 31, 2016	$88,101	$19,092	$8,893	$6,534	$29,224	$151,844
Foreign currency translation	235	1,056	489	271	93	2,144
Impairment	—	—	—		(29,317)	(29,317)
Net goodwill at June 30, 2017	$88,336	$20,148	$9,382	$6,805	$—	$124,671

In 2017, the Culture Shaping business continued the transition of senior-level personnel which began in 2016, primarily due to planned retirements. The Company has experienced lower than expected consultant productivity during the transition period. Also, the marketplace for culture shaping services has become increasingly more competitive and the business experienced lengthening sales cycles and decision processes within target client organizations. These events led to a decline in the revenue performance of the business and uncertainty around the timing of improving such performance. As a result, the Company identified a triggering event and performed an interim impairment evaluation on the goodwill related to its Culture Shaping reporting unit during the quarter ended June 30, 2017.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of its Culture Shaping reporting unit. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit, and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; and (4) other factors.

The Company early adopted ASU No. 2017-04, Intangibles - Goodwill and Other in conjunction with its impairment evaluation during the three months ended June 30, 2017. Under the adopted guidance, Step 2 of the goodwill impairment test is eliminated. Instead, the goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of a the reporting unit exceeds its carrying amount, however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

Based on the results of the of the impairment evaluation, the Company determined that the goodwill within the Culture Shaping reporting unit was impaired, which resulted in an impairment charge of $29.3 million to write-off all of the goodwill. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

The Company continues to monitor potential triggering events for its other reporting units including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in an impairment charge for the Company's reporting units.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2017	December 31, 2016
Executive Search
Americas	$374	$501
Europe	2,245	2,937
Asia Pacific	119	127
Total Executive Search	2,738	3,565
Leadership Consulting	5,289	6,223
Culture Shaping	—	10,902
Total other intangible assets, net	$8,027	$20,690

As discussed above, the Culture Shaping business was impacted by the transition of senior-level personnel, primarily due to planned retirements, and the Company experienced lower than expected consultant productivity. The Company has also experienced lengthening sales cycles and decision processes within target client organizations. Due to the impact of these events on revenue and earnings when compared to actual and forecasted results, and the impact to the revenue and earnings inputs utilized in the fair value assessment of the intangible assets, the Company identified a triggering event for its Culture Shaping intangible assets and performed an impairment evaluation during the three months ended June 30, 2017.

The analysis was conducted in accordance with accounting guidance on fair value measurements taking into consideration Level 3 inputs, primarily consisting of discounted cash flow and replacement cost methodologies. Based on this evaluation, the Company recorded an impairment charge related to its Culture Shaping client relationships, trade name, software and non-compete intangible assets of $9.9 million during the three months ended June 30, 2017. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	June 30, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.2	$21,296	$(13,960)	$7,336	$33,299	$(21,653)	$11,646
Trade name	1.0	443	(406)	37	9,436	(4,465)	4,971
Software	0.0	—	—	—	7,200	(4,114)	3,086
Non-compete	4.9	421	(129)	292	974	(423)	551
Technology	5.2	625	(263)	362	604	(168)	436
Total intangible assets	7.9	$22,785	$(14,758)	$8,027	$51,513	$(30,823)	$20,690

Intangible asset amortization expense for the three months ended June 30, 2017 and 2016 was $1.3 million and $1.7 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2017 and 2016 was $3.0 million and $3.1 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2017 for the years ended December 31st is as follows:

Remainder of 2017	$1,681
2018	2,496
2019	1,510
2020	879
2021	609
Thereafter	852
Total	$8,027

9.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	June 30, 2017	December 31, 2016
Premise related costs	$18,102	$18,188
Accrued earnout payments	6,924	8,518
Other	1,559	1,582
Total other non-current liabilities	$26,585	$28,288

10.	Line of Credit

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

During the three months ended March 31, 2017, the Company borrowed $40.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $15.0 million during the three months ended March 31, 2017 and $25.0 million during the three months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of June 30, 2017, 1,744,266 awards have been issued under the 2012 Program and 656,372 shares remain available for future awards, which includes 400,638 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$1,738	$1,506	$3,378	$3,337
General and administrative expenses	338	563	338	563
Income tax benefit related to stock-based compensation included in net income	819	831	1,466	1,568

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2017:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2016	537,273	$20.97
Granted	243,306	24.18
Vested and converted to common stock	(215,418)	21.40
Forfeited	—	—
Outstanding on June 30, 2017	565,161	22.19

As of June 30, 2017, there was $6.3 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.2 years.

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

In 2014, the Company granted market-based performance stock units to the former Chief Executive Officer. The market-based awards vest after a two year service period and if the price of the Company’s common stock exceeds specified targets. The fair value of the market-based awards was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Compensation costs related to the market-based awards are recognized regardless of whether the market condition is satisfied, as long as the requisite service has been provided. All of the market-based performance conditions were satisfied such that all 125,000 performance stock units granted to the former Chief Executive Officer vested upon the completion of the two year service period in February 2016.

Performance stock unit activity for the six months ended June 30, 2017:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2016	236,812	$22.64
Granted	88,415	22.83
Vested and converted to common stock	(70,652)	19.65
Forfeited	—	—
Outstanding on June 30, 2017	254,575	23.89

As of June 30, 2017, there was $3.2 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.1 years.

12.	Income Taxes

The Company reported a loss before taxes of $28.7 million and an income tax benefit of $10.4 million for the three months ended June 30, 2017. The Company reported income before taxes of $11.8 million and an income tax provision of $5.1 million for the three months ended June 30, 2016. The effective tax rates for the three months ended June 30, 2017 and 2016 were 36.2% and 43.2%, respectively. The effective tax rate for the three months ended June 30, 2017 was impacted by the deferred tax effect on the long-lived assets and goodwill impairment (See Note 8, Goodwill and Other Intangible Assets) and the inability to recognize losses in certain jurisdictions. The effective tax rate for the three months ended June 30, 2016 was impacted by the mix of income.

The Company reported a loss before taxes of $24.6 million and an income tax benefit of $7.0 million for the six months ended June 30, 2017. The Company reported income before taxes of $15.8 million and an income tax provision of $7.8 million for the six months ended June 30, 2016. The effective tax rates for the six months ended June 30, 2017 and 2016 were 28.5% and 49.4%, respectively. The effective tax rate for the six months ended June 30, 2017 was impacted by the non-deductibility of the employee benefit tax settlement (See Note 16, Commitments and Contingencies), the deferred tax effect on the long-lived assets and goodwill impairment and the inability to recognize losses in certain jurisdictions. The effective tax rate for the six months ended June 30, 2016 was impacted by the mix of income.

The Company estimates that its effective tax rate for the year ended December 31, 2017 will be approximately (18)%. The negative full year effective rate for 2017 is primarily the result of a loss before income taxes due to the Culture Shaping impairment. The forecasted annual effective tax expense is positive primarily due to losses that cannot be benefited for tax purposes and book expenses that are not tax deductible.

13.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the six months ended June 30, 2017 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2016	$3,429	$2,290	$(2,397)	$3,322
Other comprehensive income before classification, net of tax	1,558	4,784	—	6,342
Amount reclassified from AOCI (1)	(324)	—	—	(324)
Net current period other comprehensive income	1,234	4,784	—	6,018
Balance at June 30, 2017	$4,663	$7,074	$(2,397)	$9,340

(1) Available-for-Sale Securities reclassifications from AOCI are included in Other, net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Executive Search
Americas	$83,090	$81,494	$160,188	$154,884
Europe	30,335	27,538	56,540	50,939
Asia Pacific	21,115	21,677	42,297	40,614
Total Executive Search	134,540	130,709	259,025	246,437
Leadership Consulting	11,433	8,450	21,199	14,568
Culture Shaping	6,241	9,702	11,996	18,045
Revenue before reimbursements (net revenue)	152,214	148,861	292,220	279,050
Reimbursements	4,904	4,955	9,075	9,053
Total revenue	$157,118	$153,816	$301,295	$288,103

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income (loss):
Executive Search
Americas	$23,445	$21,581	$42,512	$39,375
Europe	1,717	3,107	1,816	4,396
Asia Pacific	786	1,988	4,106	2,607
Total Executive Search	25,948	26,676	48,434	46,378
Leadership Consulting	(1,688)	(2,344)	(2,570)	(4,905)
Culture Shaping (1)	(39,532)	87	(42,497)	(1,969)
Total segment operating income (loss)	(15,272)	24,419	3,367	39,504
Global Operations Support	(13,139)	(12,725)	(25,140)	(23,942)
Total operating income (loss)	$(28,411)	$11,694	$(21,773)	$15,562

(1)	Culture Shaping operating loss includes the impact of $39.2 million of impairment charges.

15.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2018. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.6 million as of June 30, 2017. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On March 31, 2017, the Company reached a settlement with Her Majesty’s Revenue and Customs (“HMRC”) in the United Kingdom regarding HMRC’s challenge of the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleged that the contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom. In connection with the settlement, the Company agreed to pay approximately £5.4 million (equivalent to $7.0 million at June 30, 2017) related to Pay as You Earn tax, Class 1 National Insurance Contributions, inheritance tax and interest. Concurrently with the HMRC settlement, the Company also reached an agreement with the beneficiaries under the Employee Benefits Trust for the reimbursement of approximately £2.3 million (equivalent to $3.0 million at June 30, 2017) beneficiary-owed Pay as You Earn tax and Class 1 National Insurance Contributions. The Company has recorded $1.5 million related to the Pay as You Earn tax and Class 1 National Insurance Contributions and the respective beneficiary reimbursements as a component of Salaries and employee benefits in the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017. Inheritance tax and interest expense of $2.4 million incurred as a result of the settlement is recorded as a component of Other, net in the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017.

During the three months ended June 30, 2017, the Company made payments of approximately £5.4 million (equivalent to $7.0 million at June 30, 2017) related to the Pay as You Earn tax, and received reimbursement of £2.0 million (equivalent to $2.6 million at June 30, 2017) from the beneficiaries under the Employee Benefits Trust.

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

Culture Shaping. Our culture shaping business uses proprietary technology to analyze and interpret organizational cultures and drivers and partner with clients to administer methods that develop alignment on leadership teams and desired organizational outcomes. Our culture shaping services generate revenue through a combination of professional service and license fees related to the engagement. Net revenue associated with culture shaping consulting is recognized proportionally as services are performed. Net revenue associated with licenses to use culture shaping proprietary materials is typically recognized over the term of the arrangement.

We have announced our intentions to combine our Leadership Consulting and Culture Shaping services to create Heidrick Consulting, a comprehensive offering of the firm's advisory services. We have not yet determined the impact of this change on our reportable segments.

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

Third Quarter 2017 Outlook

We are currently forecasting 2017 third quarter net revenue of between $148 million and $158 million. Our 2017 third quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in June 2017.

Our 2017 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2016 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	3.2	3.3	3.1	3.2
Total revenue	103.2	103.3	103.1	103.2
Operating expenses:
Salaries and employee benefits	67.9	68.2	68.7	69.0
General and administrative expenses	25.0	23.9	25.4	25.4
Impairment Charges	25.7	—	13.4	—
Reimbursed expenses	3.2	3.3	3.1	3.2
Total operating expenses	121.9	95.5	110.6	97.7
Operating income (loss)	(18.7)	7.9	(7.5)	5.6
Non-operating income (expense):
Interest, net	(0.1)	—	—	—
Other, net	(0.1)	0.1	(1.0)	—
Net non-operating income (expense)	(0.2)	0.1	(1.0)	0.1
Income (loss) before income taxes	(18.8)	7.9	(8.4)	5.7
Provision for income taxes	(6.9)	3.4	(2.4)	2.8
Net income (loss)	(12.0)%	4.5%	(6.0)%	2.9%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our leadership consulting and culture shaping businesses as separate segments (See Note 14, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Executive Search
Americas	$83,090	$81,494	$160,188	$154,884
Europe	30,335	27,538	56,540	50,939
Asia Pacific	21,115	21,677	42,297	40,614
Total Executive Search	134,540	130,709	259,025	246,437
Leadership Consulting	11,433	8,450	21,199	14,568
Culture Shaping	6,241	9,702	11,996	18,045
Revenue before reimbursements (net revenue)	152,214	148,861	292,220	279,050
Reimbursements	4,904	4,955	9,075	9,053
Total revenue	$157,118	$153,816	$301,295	$288,103

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income (loss):
Executive Search
Americas	$23,445	$21,581	$42,512	$39,375
Europe	1,717	3,107	1,816	4,396
Asia Pacific	786	1,988	4,106	2,607
Total Executive Search	25,948	26,676	48,434	46,378
Leadership Consulting	(1,688)	(2,344)	(2,570)	(4,905)
Culture Shaping (1)	(39,532)	87	(42,497)	(1,969)
Total segment operating income (loss)	(15,272)	24,419	3,367	39,504
Global Operations Support	(13,139)	(12,725)	(25,140)	(23,942)
Total operating income (loss)	$(28,411)	$11,694	$(21,773)	$15,562

(1)	Culture Shaping operating loss includes the impact of $39.2 million of impairment charges.

Three months ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Total revenue. Consolidated total revenue increased $3.3 million, or 2.1%, to $157.1 million for the three months ended June 30, 2017 from $153.8 million for the three months ended June 30, 2016. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $3.4 million, or 2.3%, to $152.2 million for the three months ended June 30, 2017 from $148.9 million for the three months ended June 30, 2016. Excluding the impact of exchange rate fluctuations which negatively impacted results by $2.7 million, or 1.8%, consolidated net revenue increased $6.1 million or 4.1%. Executive Search net revenue was $134.5 million for the three months ended June 30, 2017, an increase of $3.8 million compared to the three months ended June 30, 2016. The increase in Executive Search net revenue was the result of growth in the Americas and Europe, partially offset by a decrease in revenue in Asia Pacific. Leadership Consulting net revenue increased $3.0 million, or 35.3%, to $11.4 million for the three months ended June 30, 2017 from $8.5 million for the three months ended June 30, 2016. The increase in Leadership Consulting net revenue was partially the result of the Philosophy IB acquisitions. Culture Shaping net revenue was $6.2 million for the three months ended June 30, 2017, a decrease of $3.5 million compared to the three months ended June 30, 2016.

The number of Executive Search and Leadership Consulting consultants was 355 and 18, respectively, as of June 30, 2017 compared to 316 and 20, respectively, as of June 30, 2016. Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.5 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively. The number of confirmed searches increased 1.5% compared to 2016. The average revenue per executive search increased to $118,300 for the three months ended June 30, 2017 compared to $116,700 for the three months ended June 30, 2016.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $1.8 million, or 1.8%, to $103.4 million for the three months ended June 30, 2017 from $101.5 million for the three months ended June 30, 2016. The increase was due to higher fixed compensation of $3.8 million partially offset by lower variable compensation of $1.9 million. Fixed compensation increased due to higher compensation related to our recent acquisitions and new hires over the last year. Excluding the impact of exchange rate fluctuations, which positively impacted results by $1.6 million, or 1.6%, consolidated salaries and benefits expense increased $3.4 million, or 3.4%, compared to the three months ended June 30, 2016.

For the three months ended June 30, 2017, we had an average of 1,811 employees compared to an average of 1,698 employees for the three months ended June 30, 2016.

As a percentage of net revenue, salaries and employee benefits expense was 67.9% for the three months ended June 30, 2017, compared to 68.2% for the three months ended June 30, 2016.

General and administrative expenses. Consolidated general and administrative expenses increased $2.5 million, or 6.9%, to $38.1 million for the three months ended June 30, 2017 from $35.6 million for the three months ended June 30, 2016. The increase reflects costs associated with ongoing general and administrative expenses related to the acquisitions made in 2016, including the expense of third-party consultants and contractors to execute work for leadership consulting services, and higher professional fees. Excluding the impact of exchange rate fluctuations, which positively impacted results by $0.6 million, or 1.8%, consolidated general and administrative expenses increased $3.1 million, or 8.7%, compared to the three months ended June 30, 2016.

As a percentage of net revenue, general and administrative expenses were 25.0% for the three months ended June 30, 2017, compared to 23.9% for the three months ended June 30, 2016.

Impairment charges. In 2017, the Culture Shaping business continued the transition of senior-level personnel which began in 2016, primarily due to planned retirements. The Company has experienced lower than expected consultant productivity during the transition period. Also, the marketplace for culture shaping services has become increasingly more competitive and the business experienced lengthening sales cycles and decision processes within target client organizations. These events led to a decline in the revenue performance of the business and uncertainty around the timing of improving such performance. As a result, the Company identified a triggering event and performed an interim impairment evaluation on the goodwill and intangible assets related to its Culture Shaping reporting unit during the quarter ended June 30, 2017.

Based on the results of the of the impairment evaluation, the Company determined that the goodwill and intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $39.2 million to write-off all of the goodwill and intangible assets. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2017. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Operating income (loss). Consolidated operating loss was $28.4 million for the three months ended June 30, 2017 compared to $11.7 million of operating income for the three months ended June 30, 2016. Excluding intangible asset and goodwill impairment charges of $39.2 million in the Culture Shaping segment, consolidated operating income was $10.7 million for the three months ended June 30, 2017. Exchange rate fluctuations negatively impacted operating income by $0.5 million for the three months ended June 30, 2017.

Net non-operating income (expense). Net non-operating expense was $0.3 million for the three months ended June 30, 2017 compared to net non-operating income of approximately $0.1 million for the three months ended June 30, 2016.

Interest, net was $0.1 million of expense for the three months ended June 30, 2017 compared to approximately $0.1 million of income for the three months ended June 30, 2016.

Other, net was expense of $0.2 million for the three months ended June 30, 2017 and income of less than $0.1 million for the three months ended June 30, 2016.

Income taxes. See Note 12, Income Taxes.

Executive Search

Americas
The Americas segment reported net revenue of $83.1 million for the three months ended June 30, 2017, an increase of 2.0% from $81.5 million for the three months ended June 30, 2016. The increase in net revenue was due to an increase in consultant headcount. Both the Industrial and Education & Social Enterprise practice groups contributed to the increase in net revenue. There were 171 Partner and Principal consultants as of June 30, 2017 compared to 155 as of June 30, 2016.
Salaries and employee benefits expense decreased $1.9 million as compared to the three months ended June 30, 2016. Fixed compensation decreased $0.3 million, primarily due to lower amortization of sign-on bonuses and guarantees. Variable compensation decreased $1.6 million primarily due to the impact of deferred revenue on bonus accruals.
General and administrative expenses increased $1.7 million primarily due to professional fees and office occupancy.
Operating income was $23.4 million for the three months ended June 30, 2017, an increase of $1.8 million compared to $21.6 million for the three months ended June 30, 2016.

Europe
Europe reported net revenue of $30.3 million for the three months ended June 30, 2017, an increase of 10.2% from $27.5 million for the three months ended June 30, 2016. The increase in net revenue was due to an 8.1% increase in the number of executive search confirmations and an increase in consultant headcount. Our acquisition of JCA Group in August 2016 contributed to the year-over-year growth in net revenue. All industry practice groups contributed to net revenue growth except for the Global Technology & Services practice groups. Excluding the impact of exchange rate fluctuations which negatively impacted results by $1.7 million, or 6.3%, net revenue increased $4.5 million or 16.4%. There were 103 Partner and Principal consultants as of June 30, 2017 as compared to 78 as of June 30, 2016.

Salaries and employee benefits expense increased $2.5 million as compared to the three months ended June 30, 2016. Fixed compensation increased $2.4 million for the three months ended June 30, 2017 primarily due to compensation expense associated with the JCA acquisition in August 2016. Variable compensation increased $0.1 million due to higher bonus accruals.
General and administrative expense increased $1.7 million from the three months ended June 30, 2016 primarily due to ongoing general and administrative expenses related to the JCA Group acquisition, partially offset by lower office occupancy costs.
The Europe segment reported operating income of $1.7 million for the three months ended June 30, 2017, a decrease of $1.4 million compared to $3.1 million for the three months ended June 30, 2016.

Asia Pacific
Asia Pacific reported net revenue of $21.1 million for the three months ended June 30, 2017, an decrease of 2.6% compared to $21.7 million for the three months ended June 30, 2016. The decrease in net revenue was due to a 2.7% decrease in the number of executive search confirmations. Excluding the impact of exchange rate fluctuations which negatively impacted results by $0.1 million, or 0.4%, net revenue decreased $0.5 million or 2.2%. There were 81 Partner and Principal consultants as of June 30, 2017 compared to 83 as of June 30, 2016.
Salaries and employee benefits expense increased $0.3 million. Fixed compensation increased $0.1 million due to higher amortization of guarantees and separation costs, partially offset by lower base salaries and payroll taxes. Variable compensation increased $0.2 million due to higher bonus accruals.
General and administrative expenses increased $0.4 million primarily due to higher audit fees and other professional services, partially offset by lower internal travel and occupancy costs.
The Asia Pacific segment reported operating income of $0.8 million for the three months ended June 30, 2017, a decrease of $1.2 million compared to the three months ended June 30, 2016.

Leadership Consulting
The Leadership Consulting segment reported net revenue of $11.4 million for the three months ended June 30, 2017, an increase of 35.3% compared to $8.5 million for the three months ended June 30, 2016. The increase in net revenue was primarily driven by our DSI and Philosophy IB acquisitions. Excluding the impact of exchange rate fluctuations which negatively impacted results by $0.7 million, or 8.6%, net revenue increased $3.7 million or 43.9%. There were 18 Leadership Consulting Partner consultants at June 30, 2017 compared to 20 at June 30, 2016.
Salaries and employee benefits expense increased $1.5 million compared to the prior year. Fixed compensation increased $0.9 million due to additional headcount related to the Philosophy IB acquisition, partially offset by lower amortization of guarantees and sign-on bonuses. Variable compensation increased $0.6 million compared to the prior year due to higher bonus accruals.
General and administrative expenses increased $0.9 million due to ongoing general and administrative expenses related to the Philosophy IB acquisition, partially offset by declines in internal travel and information technology costs.
The Leadership Consulting segment reported an operating loss of $1.7 million for the three months ended June 30, 2017, an improvement of $0.6 million compared to an operating loss of $2.3 million for the three months ended June 30, 2016.

Culture Shaping
The Culture Shaping segment reported net revenue of $6.2 million for the three months ended June 30, 2017, a decrease of $3.5 million, or 35.7%, compared to $9.7 million for the three months ended June 30, 2016. Net revenue decreased due to a decline in the volume of client work. Excluding the impact of exchange rate fluctuations which negatively impacted results by $0.2 million, or 1.6%, net revenue decreased $3.3 million or 34.0%. There were 17 Partner and Principal consultants at both June 30, 2017 and 2016.
Salaries and employee benefits expense decreased $1.9 million due to $1.8 million of investments in new and existing consultants incurred in the prior year that did not reoccur in the three months ended June 30, 2017.

General and administrative expenses decreased $1.1 million primarily due to lower intangible amortization, earnout accretion, and use of third-party external consultants to perform consulting work, partially offset by higher office occupancy and internal travel costs.
Impairment charges for the three months ended June 30, 2017 were $39.2 million as a result of an interim impairment evaluation on the goodwill and amortizable intangible assets related to our Culture Shaping reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2017.
The Culture Shaping segment reported an operating loss of $39.5 million for the three months ended June 30, 2017, compared to operating income of less than $0.1 million for the three months ended June 30, 2016. The decline in operating income is primarily due to $39.2 million of impairment charges recorded during the three months ended June 30, 2017. When excluding impairment charges, the Culture Shaping segment reported an operating loss of $0.4 million for the three months ended June 30, 2017.

Global Operations Support
Global Operations Support expenses for the three months ended June 30, 2017 increased $0.4 million, or 3.2%, to $13.1 million from $12.7 million for the three months ended June 30, 2016.

Salaries and employee benefits expense increased $1.4 million due to higher base salaries and payroll taxes, partially offset by lower separation and retirement and benefits expense.

General and administrative expenses decreased $1.0 million due to decreases in litigation and other professional fees that were partially offset by higher information technology costs and office occupancy.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Total revenue. Consolidated total revenue increased $13.2 million, or 4.6%, to $301.3 million for the six months ended June 30, 2017 from $288.1 million for the six months ended June 30, 2016. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $13.2 million, or 4.7%, to $292.2 million for the six months ended June 30, 2017 from $279.1 million for the six months ended June 30, 2016. Excluding the impact of exchange rate fluctuations which negatively impacted results by $5.4 million, or 1.9%, consolidated net revenue increased $18.6 million or 6.7%. Executive Search net revenue was $259.0 million for the six months ended June 30, 2017, an increase of $12.6 million compared to the six months ended June 30, 2016. The increase in Executive Search net revenue was the result of growth in all regions. Leadership Consulting net revenue increased $6.6 million, or 45.5%, to $21.2 million for the six months ended June 30, 2017 from $14.6 million for the six months ended June 30, 2016. The increase in Leadership Consulting net revenue was primarily the result of the DSI and Philosophy IB acquisitions. Culture Shaping net revenue was $12.0 million for the six months ended June 30, 2017, a decrease of $6.0 million compared to the six months ended June 30, 2016 due to a lower volume of client work.

Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.5 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. The number of confirmed searches increased 4.7% compared to 2016. The average revenue per executive search increased to $110,600 for the six months ended June 30, 2017 compared to $110,200 for the six months ended June 30, 2016.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $8.0 million, or 4.1%, to $200.6 million for the six months ended June 30, 2017 from $192.7 million for the six months ended June 30, 2016. The increase was due to higher fixed compensation of $10.1 million partially offset by lower variable compensation of $2.1 million. Fixed compensation increased due to higher compensation related to our recent acquisitions, new hires over the last year and the HMRC employee benefit tax settlement of $1.5 million. Excluding the impact of exchange rate fluctuations, which positively impacted results by $3.2 million, or 1.6%, consolidated salaries and benefits expense increased $11.1 million, or 5.8%, compared to the three months ended June 30, 2016.

For the six months ended June 30, 2017, we had an average of 1,812 employees compared to an average of 1,662 employees for the six months ended June 30, 2016.

As a percentage of net revenue, salaries and employee benefits expense was 68.7% for the six months ended June 30, 2017, compared to 69.0% for the six months ended June 30, 2016.

General and administrative expenses. Consolidated general and administrative expenses increased $3.4 million, or 4.8%, to $74.2 million for the six months ended June 30, 2017 from $70.8 million for the six months ended June 30, 2016. The increase reflects costs associated with ongoing general and administrative expenses related to the acquisitions made in 2016, including the expense of third-party consultants and contractors to execute work for leadership consulting services, and higher audit fees. Excluding the impact of exchange rate fluctuations, which positively impacted results by $1.4 million, or 2.0%, consolidated general and administrative expenses increased $4.8 million, or 6.8%, compared to the three months ended June 30, 2016.

As a percentage of net revenue, general and administrative expenses were 25.4% for each of the six months ended June 30, 2017 and 2016.

Impairment charges. In 2017, the Culture Shaping business continued the transition of senior-level personnel which began in 2016, primarily due to planned retirements. The Company has experienced lower than expected consultant productivity during the transition period. Also, the marketplace for culture shaping services has become increasingly more competitive and the business experienced lengthening sales cycles and decision processes within target client organizations. These events led to a decline in the revenue performance of the business and uncertainty around the timing of improving such performance. As a result, the Company identified a triggering event and performed an interim impairment evaluation on the goodwill and intangible assets related to its Culture Shaping reporting unit during the quarter ended June 30, 2017.

Based on the results of the of the impairment evaluation, the Company determined that the goodwill and intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $39.2 million to write-off all of the goodwill and intangible assets. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2017. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Operating income (loss). Consolidated operating loss was $21.8 million for the six months ended June 30, 2017 compared to operating income of $15.6 million for the six months ended June 30, 2016. The decreased in operating income is the result of a $39.2 million impairment of intangible assets and goodwill within the Culture Shaping segment. When excluding impairment charges, the Company reported $17.4 million of operating income for the six months ended June 30, 2017. Exchange rate fluctuations negatively impacted operating income by $0.8 million for the six months ended June 30, 2017.

Net non-operating income (expense). Net non-operating expense was $2.8 million for the six months ended June 30, 2017 compared to net non-operating income of $0.2 million for the six months ended June 30, 2016.

Interest, net was $0.1 million of income for each of the six months ended June 30, 2017 and 2016.

Other, net was expense of $2.9 million for the six months ended June 30, 2017 and income of $0.1 million for the six months ended June 30, 2016. Other, net decreased primarily due to the HMRC employee benefit tax settlement of $2.4 million.

Income taxes. See Note 12, Income Taxes.

Executive Search

Americas
The Americas segment reported net revenue of $160.2 million for the six months ended June 30, 2017, an increase of 3.4% from $154.9 million for the six months ended June 30, 2016. The increase in net revenue was due to a 2.9% increase in the number of executive search confirmations and an increase in consultant headcount. All practice groups contributed to the increased net revenue with the exception of the Financial Services and Global Technology & Services practice group. There were 171 Partner and Principal consultants as of June 30, 2017 compared to 155 as of June 30, 2016.
Salaries and employee benefits expense decreased $0.1 million from the six months ended June 30, 2016. Fixed compensation increased $3.3 million primarily due to higher base salaries, payroll taxes and benefits of $2.9 million, partially offset by lower amortization of sign-on bonuses and guarantees. Variable compensation decreased $3.4 million primarily due to the impact of deferred revenue on bonus accruals.
General and administrative expenses increased $2.3 million primarily due to professional fees, office occupancy and external third-party client services.
Operating income was $42.5 million for the six months ended June 30, 2017, an increase of $3.1 million compared to $39.4 million for the six months ended June 30, 2016.

Europe
Europe reported net revenue of $56.5 million for the six months ended June 30, 2017, an increase of 11.0% from $50.9 million for the six months ended June 30, 2016. The increase in net revenue was due to a 7.2% increase in the number of executive search confirmations and an increase in consultant headcount. Our acquisition of JCA Group in August 2016 also contributed to the year-over-year growth in net revenue. All industry practice groups contributed to net revenue growth except for the Global Technology & Services practice group. Excluding the impact of exchange rate fluctuations which negatively impacted results by $3.8 million, or 7.4%, net revenue increased $9.4 million or 18.4%. There were 103 Partner and Principal consultants as of June 30, 2017 compared to 78 as of June 30, 2016.

Salaries and employee benefits expense increased $5.8 million compared to the six months ended June 30, 2016. Fixed compensation increased $5.6 million for the six months ended June 30, 2017 primarily due to compensation expense associated with the JCA acquisition in August 2016 and the HMRC employee benefit tax settlement, net of reimbursements, of $1.5 million. Variable compensation increased $0.2 million due to higher bonus accruals.
General and administrative expense increased $2.4 million from the six months ended June 30, 2016 due to ongoing general and administrative expenses related to the JCA Group acquisition.
The Europe segment reported operating income of $1.8 million for the six months ended June 30, 2017, a decrease of $2.6 million compared to $4.4 million for the six months ended June 30, 2016.

Asia Pacific
Asia Pacific reported net revenue of $42.3 million for the six months ended June 30, 2017, an increase of 4.1% compared to $40.6 million for the six months ended June 30, 2016. The increase in net revenue was due to a 5.1% increase in the number of executive search confirmations. The Life Sciences and Industrial industry practice groups contributed to net revenue growth. Excluding the impact of exchange rate fluctuations which positively impacted results by $0.1 million, or 0.2%, net revenue increased $1.6 million or 4.0%. There were 81 Partner and Principal consultants as of June 30, 2017 compared to 83 as of June 30, 2016.
Salaries and employee benefits expense increased $0.6 million. Fixed compensation increased $0.1 million for the six months ended June 30, 2017 due to higher retirement and benefits and separation costs. Variable compensation increased $0.5 million due to higher bonus accruals.
General and administrative expenses decreased $0.4 million primarily due to lower office occupancy expenses and internal travel costs.
The Asia Pacific segment reported operating income of $4.1 million for the six months ended June 30, 2017, an increase of $1.5 million compared to the six months ended June 30, 2016.

Leadership Consulting
The Leadership Consulting segment reported net revenue of $21.2 million for the six months ended June 30, 2017, an increase of 45.5% compared to $14.6 million for the six months ended June 30, 2016. The increase in net revenue was partially driven by our DSI and Philosophy IB acquisitions. Excluding the impact of exchange rate fluctuations which negatively impacted results by $1.5 million, or 10.1%, net revenue increased $8.1 million or 55.6%. There were 18 Leadership Consulting Partner consultants at June 30, 2017 compared to 20 at June 30, 2016.
Salaries and employee benefits expense increased $3.2 million compared to the prior year. Fixed compensation increased $2.3 million due to additional headcount related to the Philosophy IB acquisition, in addition to six full months of expense for DSI, partially offset by lower separation expenses. Variable compensation increased $0.8 million compared to the prior year due to higher bonus accruals.
General and administrative expenses increased $1.1 million due to ongoing general and administrative expenses related to the Philosophy IB acquisition, in addition to six full months of expense for DSI, partially offset by declines in litigation expense and professional fees.
The Leadership Consulting segment reported an operating loss of $2.6 million for the six months ended June 30, 2017, an improvement of $2.3 million compared to an operating loss of $4.9 million for the six months ended June 30, 2016.

Culture Shaping
The Culture Shaping segment reported net revenue of $12.0 million for the six months ended June 30, 2017, a decrease of $6.0 million, or 33.5%, compared to $18.0 million for the six months ended June 30, 2016. Net revenue decreased due to a decline in the volume of client work. Excluding the impact of exchange rate fluctuations which negatively impacted results by $0.3 million, or 1.8%, net revenue decreased $5.7 million or 31.7%.There were 17 Partner and Principal consultants at both June 30, 2017 and 2016.
Salaries and employee benefits expense decreased $3.7 million due to investments in new and existing consultants incurred in the prior year that did not reoccur in the six months ended June 30, 2017.

General and administrative expenses decreased $1.0 million primarily due to lower intangible amortization and earnout accretion, partially offset by higher internal travel costs, information technology expenses, and office occupancy costs.

Impairment charges for the six months ended June 30, 2017 were $39.2 million as a result of an interim impairment evaluation on the goodwill and amortizable intangible assets related to our Culture Shaping reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2017.

The Culture Shaping segment reported an operating loss of $42.5 million for the six months ended June 30, 2017, a decline of $40.5 million compared to an operating loss of $2.0 million for the six months ended June 30, 2016. The increase in operating loss primarily reflects the write-off of $39.2 million of goodwill and intangible assets due to impairment. When excluding goodwill and intangible asset impairment charges, the Culture Shaping segment report an operating loss of $3.3 million.

Global Operations Support
Global Operations Support expenses for the six months ended June 30, 2017 increased $1.2 million, or 5.0%, to $25.1 million from $23.9 million for the six months ended June 30, 2016.

Salaries and employee benefits expense increased $2.2 million due to higher bonus accruals, partially offset by lower separation costs.

General and administrative expenses decreased $1.0 million due to lower professional fees and internal travel, which was partially offset by increases in audit fees and information technology expenses.

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

During the three months ended March 31, 2017, we borrowed $40.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. We subsequently repaid $15.0 million during the three months ended March 31, 2017 and repaid $25.0 million during the three months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2017, December 31, 2016 and June 30, 2016 were $58.2 million, $165.0 million and $85.4 million, respectively. The $58.2 million of cash and cash equivalents at June 30, 2017 includes $44.0 million held by our foreign subsidiaries. A portion of the $44.0 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the six months ended June 30, 2017, cash used in operating activities was $86.2 million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $137.0 million related to 2016 and prior year cash bonus deferrals with 2017 variable compensation accruals of $58.0 million partially offsetting these payments. Also contributing to the use of cash was an increase in accounts receivable of $28.5 million, net loss of $17.6 million, increase in deferred tax asset of $15.3 million, a $6.5 million payment for Senn Delaney retention awards, and an increase in prepaid expenses of $1.4 million. These uses of cash were partially offset by impairment charges of $39.2 million, depreciation and amortization of $7.6 million, stock compensation expense of $3.7 million, deferred revenue of $3.3 million, a change in net retirement and pension plan assets and liabilities of $2.9 million, and an increase in income taxes payable of $2.0 million.

For the six months ended June 30, 2016, cash used in operating activities was $85.0 million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $145.0 million related to 2015 and prior year cash bonus deferrals with 2016 variable compensation accruals of $60.0 million partially offsetting these payments, an increase in accounts receivable of $30.1 million and the payment of $6.5 million for the retention bonus paid to certain key executives related to the Senn Delaney acquisition. These uses of cash were partially offset by a decrease in net other assets and liabilities of $8.1 million, net income of $8.0 million, depreciation and amortization expense of $7.6 million, stock compensation expense of $3.9 million and an increase in deferred revenue of $3.7 million.

Cash flows used in investing activities. Cash used in investing activities was $12.1 million for the six months ended June 30, 2017 primarily due to capital expenditures of $10.4 million and purchases of available for sale investments of $2.0 million related to the Company's non-qualified deferred compensation plan.

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

Cash flows used in financing activities. Cash used in financing activities for the six months ended June 30, 2017 was $12.0 million primarily due to dividend payments of $5.2 million, acquisition earnout payments related to the Co Company and Scambler MacGregor acquisitions of $4.5 million, and employee tax withholding payments on equity transactions of $2.4 million. The Company borrowed and repaid $40.0 million under its line of credit during the six months ended June 30, 2017.

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

Recently Issued Financial Accounting Standards

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce both diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions, and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company has not yet determined when it will adopt this guidance. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company has not yet determined when it will adopt this guidance. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The Company early adopted ASU 2017-04, during the three months ended June 30, 2017. The Company concluded that ASU 2017-04 is preferable to the current guidance included in ASC 350 due to the simplified process of subsequently measuring goodwill.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when recording the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.The Company has not yet determined when it will adopt this guidance. If the Company had adopted the guidance as of June 30, 2017, the beginning and ending balance of cash and cash equivalents for the three months ended March 31, 2017 would have each increased by $0.6 million in the Condensed Consolidated Statement of Cash Flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2017 by $0.3 million). For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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
Date: July 27, 2017

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller