Form 10-Q
period 2017-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2017-10-26
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
As of October 23, 2017, there were 18,785,831 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$105,718	$165,011
Accounts receivable, net	129,640	93,191
Prepaid expenses	24,420	21,602
Other current assets	15,258	13,779
Income taxes recoverable	5,655	4,847
Total current assets	280,691	298,430
Non-current assets:
Property and equipment, net	41,945	35,099
Assets designated for retirement and pension plans	17,627	15,698
Investments	20,432	17,346
Other non-current assets	10,601	9,322
Goodwill	125,737	151,844
Other intangible assets, net	7,236	20,690
Deferred income taxes	49,158	33,073
Total non-current assets	272,736	283,072
Total assets	$553,427	$581,502
Current liabilities:
Accounts payable	$8,294	$7,952
Accrued salaries and employee benefits	127,670	155,523
Deferred revenue, net	35,339	28,367
Other current liabilities	21,503	24,133
Income taxes payable	5,256	4,617
Total current liabilities	198,062	220,592
Non-current liabilities:
Accrued salaries and employee benefits	32,130	34,993
Retirement and pension plans	44,891	39,039
Other non-current liabilities	27,373	28,288
Total non-current liabilities	104,394	102,320
Total liabilities	302,456	322,912
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,781,433 and 18,578,176 shares outstanding at September 30, 2017 and December 31, 2016, respectively	196	196
Treasury stock at cost, 804,344 and 1,007,601 shares at September 30, 2017 and December 31, 2016, respectively	(26,097)	(32,915)
Additional paid in capital	224,986	229,957
Retained earnings	40,927	58,030
Accumulated other comprehensive income	10,959	3,322
Total stockholders’ equity	250,971	258,590
Total liabilities and stockholders’ equity	$553,427	$581,502
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Revenue before reimbursements (net revenue)	$159,800	$143,519	$452,020	$422,569
Reimbursements	4,665	4,720	13,740	13,773
Total revenue	164,465	148,239	465,760	436,342
Operating expenses:
Salaries and employee benefits	108,546	95,355	309,159	288,015
General and administrative expenses	37,232	36,158	111,454	106,986
Impairment charges	—	—	39,158	—
Reimbursed expenses	4,665	4,720	13,740	13,773
Total operating expenses	150,443	136,233	473,511	408,774
Operating income (loss)	14,022	12,006	(7,751)	27,568
Non-operating income (expense):
Interest, net	94	42	195	172
Other, net	147	340	(2,773)	418
Net non-operating income (expense)	241	382	(2,578)	590
Income (loss) before income taxes	14,263	12,388	(10,329)	28,158
Provision for (benefit from) income taxes	6,092	5,448	(902)	13,238
Net income (loss)	8,171	6,940	(9,427)	14,920
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	995	(717)	5,779	(1,173)
Net unrealized gain on available-for-sale investments	624	519	1,858	1,030
Other comprehensive income (loss), net of tax	1,619	(198)	7,637	(143)
Comprehensive income (loss)	$9,790	$6,742	$(1,790)	$14,777

Basic weighted average common shares outstanding	18,781	18,577	18,720	18,528
Dilutive common shares	235	273	—	273
Diluted weighted average common shares outstanding	19,016	18,850	18,720	18,801

Basic net income per common share	$0.44	$0.37	$(0.50)	$0.81
Diluted net income per common share	$0.43	$0.37	$(0.50)	$0.79
Cash dividends paid per share	$0.13	$0.13	$0.39	$0.39
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	19,586	$196	1,008	$(32,915)	$229,957	$58,030	$3,322	$258,590
Net loss	—	—	—	—	—	(9,427)	—	(9,427)
Other comprehensive income, net of tax	—	—	—	—	—	—	7,637	7,637
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	3,915	—	—	3,915
Vesting of equity, net of tax withholdings	—	—	(188)	6,310	(8,716)	—	—	(2,406)
Re-issuance of treasury stock	—	—	(15)	508	(170)	—	—	338
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,320)	—	(7,320)
Dividend equivalents on restricted stock units	—	—	—	—	—	(356)	—	(356)
Balance at September 30, 2017	19,586	$196	805	$(26,097)	$224,986	$40,927	$10,959	$250,971
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows—operating activities:
Net income (loss)	$(9,427)	$14,920
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,270	11,676
Deferred income taxes	(15,340)	(1,731)
Stock-based compensation expense	3,915	5,055
Accretion expense related to earnout payments	836	198
Impairment charges	39,158	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,603)	(33,267)
Accounts payable	49	2,270
Accrued expenses	(38,043)	(47,130)
Deferred revenue	6,061	1,298
Income taxes payable, net	(44)	(76)
Retirement and pension plan assets and liabilities	2,798	3,009
Prepaid expenses	(1,631)	(4,228)
Other assets and liabilities, net	(3,000)	(1,008)
Net cash used in operating activities	(36,001)	(49,014)
Cash flows—investing activities:
Restricted cash	(3)	7,228
Acquisition of businesses	(364)	(27,722)
Capital expenditures	(13,161)	(2,179)
Purchases of available for sale investments	(2,117)	(2,361)
Proceeds from sales of available for sale investments	1,271	510
Net cash used in investing activities	(14,374)	(24,524)
Cash flows—financing activities:
Proceeds from line of credit	40,000	—
Payments on line of credit	(40,000)	—
Cash dividends paid	(7,676)	(7,442)
Payment of employee tax withholdings on equity transactions	(2,392)	(2,676)
Acquisition earnout payments	(4,557)	(7,461)
Net cash used in financing activities	(14,625)	(17,579)
Effect of exchange rates fluctuations on cash and cash equivalents	5,707	640
Net decrease in cash and cash equivalents	(59,293)	(90,477)
Cash and cash equivalents at beginning of period	165,011	190,452
Cash and cash equivalents at end of period	$105,718	$99,975
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

Recently Issued Financial Accounting Standards

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce both diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions, and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The impact of this accounting guidance will be dependent on future modification events including the number of awards modified.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The impact of this accounting guidance will not be material to the Company's financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.The Company will adopt this guidance effective January 1, 2018. If the Company had adopted the guidance as of September 30, 2017, the beginning and ending balance of cash, cash equivalents and restricted cash for the three months ended September 30, 2017 would have each increased by $0.6 million in the Condensed Consolidated Statement of Cash Flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The standard is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018 and is currently evaluating the impact of this accounting guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective method with the cumulative effect upon initial adoption recognized at the date of initial application (modified retrospective). The Company will adopt the guidance on January 1, 2018 and will apply the modified retrospective method, which involves recognizing the cumulative effect of applying the guidance at the date of initial application with no restatement of the comparative periods presented.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$8,171	$6,940	$(9,427)	$14,920
Weighted average shares outstanding:
Basic	18,781	18,577	18,720	18,528
Effect of dilutive securities:
Restricted stock units	187	202	—	202
Performance stock units	48	71	—	71
Diluted	19,016	18,850	18,720	18,801
Basic earnings (loss) per share	$0.44	$0.37	$(0.50)	$0.81
Diluted earnings (loss) per share	$0.43	$0.37	$(0.50)	$0.79

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2016	$2,575
Provision charged to income	2,154
Write-offs	(1,081)
Foreign currency translation	95
Balance at September 30, 2017	$3,743

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2017	December 31, 2016
Leasehold improvements	$48,007	$42,891
Office furniture, fixtures and equipment	17,638	16,677
Computer equipment and software	28,176	30,186
Property and equipment, gross	93,821	89,754
Accumulated depreciation	(51,876)	(54,655)
Property and equipment, net	$41,945	$35,099

Depreciation expense for the three months ended September 30, 2017 and 2016 was $2.8 million and $2.4 million, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $7.4 million and $7.0 million, respectively.

5.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 6, Fair Value Measurements). The fair value for these investments was $20.4 million and $17.3 million as of September 30, 2017 and December 31, 2016, respectively. The aggregate cost basis for these investments was $14.5 million and $13.3 million as of September 30, 2017 and December 31, 2016, respectively.

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

The following tables provide a summary of the fair value measurements at September 30, 2017 and December 31, 2016 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2017
U.S. non-qualified deferred compensation plan	$20,432	$—	$—	$20,432
Assets designated for retirement and pension plans	—	19,065	—	19,065
Pension benefit obligation	—	(24,878)	—	(24,878)
Acquisition earnout accruals	—	—	(6,980)	(6,980)
	$20,432	$(5,813)	$(6,980)	$7,639

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2016
U.S. non-qualified deferred compensation plan	$17,346	$—	$—	$17,346
Assets designated for retirement and pension plans	—	16,979	—	16,979
Pension benefit obligation	—	(22,128)	—	(22,128)
Acquisition earnout accruals	—	—	(10,991)	(10,991)
	$17,346	$(5,149)	$(10,991)	$1,206

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2017 and December 31, 2016 based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the nine months ended September 30, 2017.

Acquisition Earnout Accruals
Balance at December 31, 2016	$(10,991)
Earnout accretion	(836)
Earnout payments	4,557
Philosophy IB earnout adjustment (Note 7)	705
Foreign currency translation	(415)
Balance at September 30, 2017	$(6,980)

7.	Acquisitions

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

On September 1, 2016, the Company acquired substantially all of the assets of Philosophy IB, LLP ("Philosophy IB"), a New Jersey-based leadership, organization development and management consulting firm for $6.0 million, which was funded from existing cash. The former owners of Philosophy IB are eligible to receive an additional cash consideration based on two components: achieving revenue milestones generated from its software products from September 2016 through August 2019 and percentage of consulting revenue achieved over the period September 2016 to August 2019, subject to a profitability test. During the three months ended September 30, 2017, the Company determined that the software and consulting revenue targets for the period from September 2016 to August 2017, or first installment, would not be achieved. As such, the Company reduced the first installment earnout accrual by $0.7 million.

8.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	September 30, 2017	December 31, 2016
Executive Search
Americas	$88,712	$88,101
Europe	44,231	42,599
Asia Pacific	9,351	8,893
Total Executive Search	142,294	139,593
Leadership Consulting	6,950	6,534
Culture Shaping	29,317	29,224
Goodwill, gross	178,561	175,351
Accumulated impairment	(52,824)	(23,507)
Goodwill, net	$125,737	$151,844

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2017 are as follows:

	Executive Search			Leadership Consulting	Culture Shaping
	Americas	Europe	Asia Pacific			Total
Gross goodwill at December 31, 2016	$88,101	$42,599	$8,893	$6,534	$29,224	$175,351
Accumulated impairment	—	(23,507)	—	—	—	(23,507)
Net goodwill at December 31, 2016	88,101	19,092	8,893	6,534	29,224	151,844
Philosophy IB acquisition	357	—	—	7	—	364
Foreign currency translation	254	1,632	458	409	93	2,846
Impairment	—	—	—	—	(29,317)	(29,317)
Net goodwill at September 30, 2017	$88,712	$20,724	$9,351	$6,950	$—	$125,737

In 2017, the Culture Shaping business continued the transition of senior-level personnel which began in 2016, primarily due to planned retirements. The Company has experienced lower than expected consultant productivity during the transition period. Also, the marketplace for culture shaping services has become increasingly more competitive and the business experienced lengthening sales cycles and decision processes within target client organizations. These events led to a decline in the revenue performance of the business and uncertainty around the timing of improving such performance. As a result, the Company identified a triggering event and performed an interim impairment evaluation on the goodwill related to its Culture Shaping reporting unit during the three months ended June 30, 2017.

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

Based on the results of the of the impairment evaluation, the Company determined that the goodwill within the Culture Shaping reporting unit was impaired, which resulted in an impairment charge of $29.3 million to write-off all of the goodwill. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2017. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

The Company continues to monitor potential triggering events for its other reporting units including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in an impairment charge for the Company's reporting units.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2017	December 31, 2016
Executive Search
Americas	$311	$501
Europe	2,011	2,937
Asia Pacific	113	127
Total Executive Search	2,435	3,565
Leadership Consulting	4,801	6,223
Culture Shaping	—	10,902
Total other intangible assets, net	$7,236	$20,690

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

The analysis was conducted in accordance with accounting guidance on fair value measurements taking into consideration Level 3 inputs, primarily consisting of discounted cash flow and replacement cost methodologies. Based on this evaluation, the Company recorded an impairment charge related to its Culture Shaping client relationships, trade name, software and non-compete intangible assets of $9.9 million during the nine months ended September 30, 2017. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2017.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (in years)	September 30, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	8.2	$21,454	$(14,800)	$6,654	$33,299	$(21,653)	$11,646
Trade name	0.0	456	(456)	—	9,436	(4,465)	4,971
Software	0.0	—	—	—	7,200	(4,114)	3,086
Non-compete	5.2	427	(169)	258	974	(423)	551
Technology	5.3	638	(314)	324	604	(168)	436
Total intangible assets	8.0	$22,975	$(15,739)	$7,236	$51,513	$(30,823)	$20,690

Intangible asset amortization expense for the three months ended September 30, 2017 and 2016 was $0.9 million and $1.6 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2017 and 2016 was $3.9 million and $4.7 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2017 for the years ended December 31st is as follows:

Remainder of 2017	$824
2018	2,528
2019	1,526
2020	887
2021	614
Thereafter	857
Total	$7,236

9.	Other Non-Current Liabilities

The components of other non-current liabilities are as follows:

	September 30, 2017	December 31, 2016
Premise related costs	$18,735	$18,188
Accrued earnout payments	6,980	8,518
Other	1,658	1,582
Total other non-current liabilities	$27,373	$28,288

10.	Line of Credit

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

As of September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of September 30, 2017, 1,744,266 awards have been issued under the 2012 Program and 790,225 shares remain available for future awards, which includes 534,491 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

In September 2017, the Company entered into an agreement with its former Chief Executive Officer pursuant to which Mr. Wolstencroft voluntarily agreed, with the concurrence of the Board of Directors, to forfeit 100 percent of his 2017 restricted stock unit and performance stock unit grants. Mr. Wolstencroft remains eligible to continue vesting in 100 percent of his 2014 sign-on restricted stock unit grant, without proration, subject to his continued service on the board through the future scheduled vesting dates. With respect to his outstanding 2015 and 2016 restricted stock unit and performance stock unit grants, Mr. Wolstencroft remains eligible to earn an agreed upon pro-rata portion of the tranches scheduled to vest in 2017, 2018 and 2019, subject to his continued service as a director through the scheduled vesting dates (and with the performance goals for performance stock unit deemed to have been achieved at target level performance), and he agreed to forfeit the remaining portions of such 2015 and 2016 restricted stock unit and performance stock unit awards.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$199	$1,155	$3,915	$4,492
General and administrative expenses	—	—	338	563
Income tax benefit related to stock-based compensation included in net income	79	437	1,561	2,005

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2017:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2016	537,273	$20.97
Granted	243,306	24.18
Vested and converted to common stock	(217,028)	21.39
Forfeited	(68,255)	24.05
Outstanding on September 30, 2017	495,296	21.94

As of September 30, 2017, there was $4.1 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.0 years.

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

Performance stock unit activity for the nine months ended September 30, 2017:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2016	236,812	$22.64
Granted	88,415	23.83
Vested and converted to common stock	(70,652)	19.65
Forfeited	(65,598)	24.06
Outstanding on September 30, 2017	188,977	23.83

As of September 30, 2017, there was $1.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.6 years.

12.	Income Taxes

The Company reported income before taxes of $14.3 million and an income tax provision of $6.1 million for the three months ended September 30, 2017. The Company reported income before taxes of $12.4 million and an income tax provision of $5.4 million for the three months ended September 30, 2016. The effective tax rates for the three months ended September 30, 2017 and 2016 were 42.7% and 44.0%, respectively. The effective tax rate for the three months ended September 30, 2017 was impacted by losses that are not benefited for tax purposes and the mix of income. The effective tax rate for the three months ended September 30, 2016 was impacted by the mix of income.

The Company reported a loss before taxes of $10.3 million and an income tax benefit of $0.9 million for the nine months ended September 30, 2017. The Company reported income before taxes of $28.2 million and an income tax provision of $13.2 million for the nine months ended September 30, 2016. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 8.7% and 47.0%, respectively. The effective tax rate for the nine months ended September 30, 2017 was impacted by the non-deductibility of the employee benefit tax settlement (See Note 16, Commitments and Contingencies), the deferred tax effect on the long-lived assets and goodwill impairment and the inability to recognize losses in certain jurisdictions. The effective tax rate for the nine months ended September 30, 2016 was impacted by the mix of income.

The Company estimates that its effective tax rate for the year ended December 31, 2017 will be approximately 8%. The full year effective rate for 2017 is primarily the result of a loss before income taxes due to the goodwill impairment and losses that cannot be benefited for tax purposes.

13.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the nine months ended September 30, 2017 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2016	$3,429	$2,290	$(2,397)	$3,322
Other comprehensive income before classification, net of tax	2,241	5,779	—	8,020
Amount reclassified from AOCI (1)	(383)	—	—	(383)
Net current period other comprehensive income	1,858	5,779	—	7,637
Balance at September 30, 2017	$5,287	$8,069	$(2,397)	$10,959

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Executive Search
Americas	$88,254	$75,602	$248,442	$230,486
Europe	33,994	27,844	90,534	78,783
Asia Pacific	21,865	22,813	64,162	63,427
Total Executive Search	144,113	126,259	403,138	372,696
Leadership Consulting	8,771	8,635	29,970	23,203
Culture Shaping	6,916	8,625	18,912	26,670
Revenue before reimbursements (net revenue)	159,800	143,519	452,020	422,569
Reimbursements	4,665	4,720	13,740	13,773
Total revenue	$164,465	$148,239	$465,760	$436,342

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income (loss):
Executive Search
Americas	$23,574	$19,208	$66,086	$58,583
Europe	4,131	2,530	5,947	6,926
Asia Pacific	1,213	2,223	5,319	4,830
Total Executive Search	28,918	23,961	77,352	70,339
Leadership Consulting	(1,162)	(1,009)	(3,732)	(5,914)
Culture Shaping (1)	142	41	(42,355)	(1,928)
Total segment operating income (loss)	27,898	22,993	31,265	62,497
Global Operations Support	(13,876)	(10,987)	(39,016)	(34,929)
Total operating income (loss)	$14,022	$12,006	$(7,751)	$27,568

(1)	Culture Shaping operating loss includes the impact of $39.2 million of impairment charges during the nine months ended September 30, 2017.

15.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2019. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.6 million as of September 30, 2017. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

UK Employee Benefits Trust

On March 31, 2017, the Company reached a settlement with Her Majesty’s Revenue and Customs (“HMRC”) in the United Kingdom regarding HMRC’s challenge of the tax treatment of certain of the Company’s contributions in the United Kingdom to an Employee Benefits Trust between 2002 and 2008. HMRC alleged that the contributions should have been subject to Pay As You Earn tax and Class 1 National Insurance Contributions in the United Kingdom. In connection with the settlement, the Company agreed to pay approximately £5.4 million (equivalent to $6.8 million on the settlement date) related to Pay as You Earn tax, Class 1 National Insurance Contributions, inheritance tax and interest. Concurrently with the HMRC settlement, the Company also reached an agreement with the beneficiaries under the Employee Benefits Trust for the reimbursement of approximately £2.3 million (equivalent to $2.9 million on the settlement date) beneficiary-owed Pay as You Earn tax and Class 1 National Insurance Contributions.

The Company has recorded $1.5 million related to the Pay as You Earn tax and Class 1 National Insurance Contributions and the respective beneficiary reimbursements as a component of Salaries and employee benefits in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2017. Inheritance tax and interest expense of $2.4 million incurred as a result of the settlement is recorded as a component of Other, net in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2017.

During the three months ended June 30, 2017, the Company made payments of approximately £5.4 million (equivalent to $6.9 million on the payment date) related to the Pay as You Earn tax, and received reimbursement of £2.0 million (equivalent to $2.6 million on the reimbursement date) from the beneficiaries under the Employee Benefits Trust. Approximately £0.3 million (equivalent to $0.4 million at September 20, 2017) of reimbursements related to beneficiary-owed Pay as You Earn tax is outstanding at September 30, 2017.

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

We have announced our intentions to combine our Leadership Consulting and Culture Shaping services to create Heidrick Consulting, a comprehensive offering of the firm's advisory services. We have not yet determined the the expected timing or impact of this change on our reportable segments.

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

Fourth Quarter 2017 Outlook

We are currently forecasting 2017 fourth quarter net revenue of between $150 million and $160 million. Our 2017 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in September 2017.

Our 2017 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2016 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	2.9	3.3	3.0	3.3
Total revenue	102.9	103.3	103.0	103.3
Operating expenses:
Salaries and employee benefits	67.9	66.4	68.4	68.2
General and administrative expenses	23.3	25.2	24.7	25.3
Impairment Charges	—	—	8.7	—
Reimbursed expenses	2.9	3.3	3.0	3.3
Total operating expenses	94.1	94.9	104.8	96.7
Operating income (loss)	8.8	8.4	(1.7)	6.5
Non-operating income (expense):
Interest, net	0.1	—	—	—
Other, net	0.1	0.2	(0.6)	0.1
Net non-operating income (expense)	0.2	0.3	(0.6)	0.1
Income (loss) before income taxes	8.9	8.6	(2.3)	6.7
Provision for income taxes	3.8	3.8	(0.2)	3.1
Net income (loss)	5.1%	4.8%	(2.1)%	3.5%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our leadership consulting and culture shaping businesses as separate segments (See Note 14, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Executive Search
Americas	$88,254	$75,602	$248,442	$230,486
Europe	33,994	27,844	90,534	78,783
Asia Pacific	21,865	22,813	64,162	63,427
Total Executive Search	144,113	126,259	403,138	372,696
Leadership Consulting	8,771	8,635	29,970	23,203
Culture Shaping	6,916	8,625	18,912	26,670
Revenue before reimbursements (net revenue)	159,800	143,519	452,020	422,569
Reimbursements	4,665	4,720	13,740	13,773
Total revenue	$164,465	$148,239	$465,760	$436,342

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income (loss):
Executive Search
Americas	$23,574	$19,208	$66,086	$58,583
Europe	4,131	2,530	5,947	6,926
Asia Pacific	1,213	2,223	5,319	4,830
Total Executive Search	28,918	23,961	77,352	70,339
Leadership Consulting	(1,162)	(1,009)	(3,732)	(5,914)
Culture Shaping (1)	142	41	(42,355)	(1,928)
Total segment operating income (loss)	27,898	22,993	31,265	62,497
Global Operations Support	(13,876)	(10,987)	(39,016)	(34,929)
Total operating income (loss)	$14,022	$12,006	$(7,751)	$27,568

(1)	Culture Shaping operating loss includes the impact of $39.2 million of impairment charges for the nine months ended September 30, 2017.

Three months ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Total revenue. Consolidated total revenue increased $16.2 million, or 10.9%, to $164.5 million for the three months ended September 30, 2017 from $148.2 million for the three months ended September 30, 2016. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $16.3 million, or 11.3%, to $159.8 million for the three months ended September 30, 2017 from $143.5 million for the three months ended September 30, 2016. Excluding the impact of exchange rate fluctuations which negatively impacted results by $1.1 million, or 0.8%, consolidated net revenue increased $15.2 million or 10.6%. Executive Search net revenue was $144.1 million for the three months ended September 30, 2017, an increase of $17.9 million compared to the three months ended September 30, 2016. The increase in Executive Search net revenue was the result of growth in the Americas and Europe, partially offset by a decrease in revenue in Asia Pacific. Leadership Consulting net revenue increased $0.1 million, or 1.6%, to $8.8 million for the three months ended September 30, 2017 from $8.6 million for the three months ended September 30, 2016. Culture Shaping net revenue was $6.9 million for the three months ended September 30, 2017, a decrease of $1.7 million compared to the three months ended September 30, 2016.

The number of Executive Search and Leadership Consulting consultants was 351 and 18, respectively, as of September 30, 2017 compared to 334 and 22, respectively, as of September 30, 2016. Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.6 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively. The number of confirmed searches increased 4.0% compared to 2016. The average revenue per executive search increased to $128,000 for the three months ended September 30, 2017 compared to $116,600 for the three months ended September 30, 2016.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $13.2 million, or 13.8%, to $108.5 million for the three months ended September 30, 2017 from $95.3 million for the three months ended September 30, 2016. The increase was due to higher fixed compensation of $1.4 million and higher variable compensation of $11.8 million. Fixed compensation increased primarily due to base salaries, payroll taxes and benefits related to our recent acquisitions and new hires over the last year. These increases were partially offset by lower minimum guarantee and sign-on bonus amortization. Variable compensation increased primarily due to improved productivity in the Executive Search business. Excluding the impact of exchange rate fluctuations, which negatively impacted results by $0.7 million, or 0.7%, consolidated salaries and benefits expense increased $12.5 million, or 13.1%, compared to the three months ended September 30, 2016.

For the three months ended September 30, 2017, we had an average of 1,816 employees compared to an average of 1,770 employees for the three months ended September 30, 2016.

As a percentage of net revenue, salaries and employee benefits expense was 67.9% for the three months ended September 30, 2017, compared to 66.4% for the three months ended September 30, 2016.

General and administrative expenses. Consolidated general and administrative expenses increased $1.1 million, or 3.0%, to $37.2 million for the three months ended September 30, 2017 from $36.2 million for the three months ended September 30, 2016. The increase is due to expenses associated with our annual global partners meeting and office occupancy expenses, partially offset by lower professional fees. Excluding the impact of exchange rate fluctuations, which negatively impacted results by $0.2 million, or 0.6%, consolidated general and administrative expenses increased $0.9 million, or 2.4%, compared to the three months ended September 30, 2016.

As a percentage of net revenue, general and administrative expenses were 23.3% for the three months ended September 30, 2017, compared to 25.2% for the three months ended September 30, 2016.

Operating income (loss). Consolidated operating income was $14.0 million for the three months ended September 30, 2017 compared to $12.0 million of operating income for the three months ended September 30, 2016. Exchange rate fluctuations positively impacted operating income by $0.2 million, or 1.5%, for the three months ended September 30, 2017.

Net non-operating income (expense). Net non-operating income was $0.2 million for the three months ended September 30, 2017 compared to net non-operating income of approximately $0.4 million for the three months ended September 30, 2016.

Interest, net was $0.1 million of income for the three months ended September 30, 2017 compared to less than $0.1 million of income for the three months ended September 30, 2016.

Other, net was income of $0.1 million for the three months ended September 30, 2017 and income of $0.3 million for the three months ended September 30, 2016.

Income taxes. See Note 12, Income Taxes.

Executive Search

Americas
The Americas segment reported net revenue of $88.3 million for the three months ended September 30, 2017, an increase of 16.7% from $75.6 million for the three months ended September 30, 2016. The increase in net revenue was due to an increase in consultant headcount and an increase in the number of confirmed searches. All practice groups contributed to the increase in net revenue. There were 169 Partner and Principal consultants as of September 30, 2017 compared to 154 as of September 30, 2016.
Salaries and employee benefits expense increased $8.6 million as compared to the three months ended September 30, 2016. Fixed compensation increased $0.7 million, primarily due to higher base salaries and payroll taxes. Variable compensation increased $7.9 million primarily due to higher bonus accruals as a result of increased productivity.
General and administrative expenses decreased $0.3 million primarily due to lower internal travel costs.
Operating income was $23.6 million for the three months ended September 30, 2017, an increase of $4.4 million compared to $19.2 million for the three months ended September 30, 2016.

Europe
Europe reported net revenue of $34.0 million for the three months ended September 30, 2017, an increase of 22.1% from $27.8 million for the three months ended September 30, 2016. The increase in net revenue was due to a 6.3% increase in the number of executive search confirmations and an increase in consultant headcount. Our acquisition of JCA Group in August 2016 contributed to the year-over-year growth in net revenue. All industry practice groups contributed to net revenue growth with the exception of the Global Technology & Services practice group. Excluding the impact of exchange rate fluctuations which positively impacted results by $0.9 million, or 3.2%, net revenue increased $5.2 million or 18.9%. There were 103 Partner and Principal consultants as of September 30, 2017 as compared to 95 as of September 30, 2016.

Salaries and employee benefits expense increased $4.6 million as compared to the three months ended September 30, 2016. Fixed compensation increased $1.5 million for the three months ended September 30, 2017 primarily due to compensation expense associated with the JCA acquisition in August 2016. Variable compensation increased $3.1 million due to higher bonus accruals.
General and administrative expense remained consistent with the prior year, primarily due to increases in intangible amortization, earnout accretion and office occupancy costs related to the JCA acquisition in August 2016, offset by a decrease in professional fees and internal travel costs.

The Europe segment reported operating income of $4.1 million for the three months ended September 30, 2017, an increase of $1.6 million compared to $2.5 million for the three months ended September 30, 2016.

Asia Pacific
Asia Pacific reported net revenue of $21.9 million for the three months ended September 30, 2017, an decrease of 4.2% compared to $22.8 million for the three months ended September 30, 2016. The decrease in net revenue was due to a 10.4% decrease in the number of executive search confirmations. Foreign exchange rates did not have an impact on revenue. There were 79 Partner and Principal consultants as of September 30, 2017 compared to 85 as of September 30, 2016.
Salaries and employee benefits expense increased $0.3 million compared to the three months ended September 30, 2016. Fixed compensation decreased $0.1 million due to lower base salaries and payroll taxes and amortization of sign-on bonuses. Variable compensation increased $0.4 million due to higher bonus accruals due to increased productivity.
General and administrative expenses decreased $0.3 million compared to the three months ended September 30, 2016, primarily due to lower professional services and internal travel costs, partially offset by higher occupancy costs.
The Asia Pacific segment reported operating income of $1.2 million for the three months ended September 30, 2017, a decrease of $1.0 million compared to the three months ended September 30, 2016.

Leadership Consulting
The Leadership Consulting segment reported net revenue of $8.8 million for the three months ended September 30, 2017, an increase of 1.6% compared to $8.6 million for the three months ended September 30, 2016. Contributing to the increase in net revenue were our DSI and Philosophy IB acquisitions and an increase in the number of Leadership Consulting engagements. Excluding the impact of exchange rate fluctuations, which positively impacted results by $0.1 million, or 0.8%, net revenue increased $0.1 million or 0.8%. There were 18 Leadership Consulting Partner consultants at September 30, 2017 compared to 22 at September 30, 2016.
Salaries and employee benefits expense increased $0.9 million compared to the prior year. Fixed compensation increased $0.8 million due to additional headcount related to the Philosophy IB acquisition, partially offset by lower amortization of minimum guarantees. Variable compensation was consistent with the prior year.
General and administrative expenses decreased $0.6 million due to lower internal travel costs and reductions in certain earnout accruals, partially offset by increased intangible amortization and earnout accretion related to our Philosophy IB acquisition in September 2016.
The Leadership Consulting segment reported an operating loss of $1.2 million for the three months ended September 30, 2017, a decrease of $0.2 million compared to an operating loss of $1.0 million for the three months ended September 30, 2016.

Culture Shaping
The Culture Shaping segment reported net revenue of $6.9 million for the three months ended September 30, 2017, a decrease of $1.7 million, or 19.8%, compared to $8.6 million for the three months ended September 30, 2016. Net revenue decreased due to a decline in the volume of enterprise agreements, partially offset by an increase in consulting revenue. Foreign exchange rates did not have an impact on revenue. There were 17 Partner and Principal consultants at both September 30, 2017 and 2016.
Salaries and employee benefits expense decreased $0.7 million due to $1.3 million of investments in new and existing consultants incurred in the prior year that did not reoccur in the three months ended September 30, 2017.
General and administrative expenses decreased $1.1 million primarily due to lower intangible amortization due to the impairment recorded during the three months ended June 30, 2017.
The Culture Shaping segment reported an operating income of $0.1 million for the three months ended September 30, 2017, compared to operating income of less than $0.1 million for the three months ended September 30, 2016.

Global Operations Support
Global Operations Support expenses for the three months ended September 30, 2017 increased $2.9 million, or 26.3%, to $13.9 million from $11.0 million for the three months ended September 30, 2016.

Salaries and employee benefits expense decreased $0.4 million due to lower stock compensation expense, partially offset by higher management and support bonuses.

General and administrative expenses increased $3.3 million due to expenses related to our annual global partners meeting and information technology costs, partially offset by lower hiring and temporary labor costs.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Total revenue. Consolidated total revenue increased $29.4 million, or 6.7%, to $465.8 million for the nine months ended September 30, 2017 from $436.3 million for the nine months ended September 30, 2016. The increase in total revenue was due primarily to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $29.5 million, or 7.0%, to $452.0 million for the nine months ended September 30, 2017 from $422.6 million for the nine months ended September 30, 2016. Excluding the impact of exchange rate fluctuations which negatively impacted results by $4.9 million, or 1.2%, consolidated net revenue increased $34.4 million or 8.1%. Executive Search net revenue was $403.1 million for the nine months ended September 30, 2017, an increase of $30.4 million compared to the nine months ended September 30, 2016. The increase in Executive Search net revenue was the result of growth in all regions. Leadership Consulting net revenue increased $6.8 million, or 29.2%, to $30.0 million for the nine months ended September 30, 2017 from $23.2 million for the nine months ended September 30, 2016. The increase in Leadership Consulting net revenue was primarily the result of the DSI and Philosophy IB acquisitions. Culture Shaping net revenue was $18.9 million for the nine months ended September 30, 2017, a decrease of $7.8 million compared to the nine months ended September 30, 2016 due to a lower volume of client work.

Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.5 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. The number of confirmed searches increased 4.5% compared to 2016. The average revenue per executive search increased to $116,300 for the nine months ended September 30, 2017 compared to $112,300 for the nine months ended September 30, 2016.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $21.1 million, or 7.3%, to $309.2 million for the nine months ended September 30, 2017 from $288.0 million for the nine months ended September 30, 2016. The increase was due to higher fixed compensation of $11.5 million and higher variable compensation of $9.6 million. Fixed compensation increased due to higher compensation related to our recent acquisitions, new hires over the last year and the HMRC employee benefit tax settlement of $1.5 million. Variable compensation increased primarily due to increased productivity in our Executive Search and Leadership Consulting businesses. Excluding the impact of exchange rate fluctuations, which positively impacted results by $2.9 million, or 1.0%, consolidated salaries and benefits expense increased $24.0 million, or 8.3%, compared to the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, we had an average of 1,812 employees compared to an average of 1,721 employees for the nine months ended September 30, 2016.

As a percentage of net revenue, salaries and employee benefits expense was 68.4% for the nine months ended September 30, 2017, compared to 68.2% for the nine months ended September 30, 2016.

General and administrative expenses. Consolidated general and administrative expenses increased $4.5 million, or 4.2%, to $111.5 million for the nine months ended September 30, 2017 from $107.0 million for the nine months ended September 30, 2016. The increase reflects costs associated with ongoing general and administrative expenses related to the acquisitions made in 2016, including the use of third-party consultants and contractors to execute work for leadership consulting services, higher office occupancy and higher audit fees. Excluding the impact of exchange rate fluctuations, which positively impacted results by $1.5 million, or 1.4%, consolidated general and administrative expenses increased $6.0 million, or 5.6%, compared to the nine months ended September 30, 2016.

As a percentage of net revenue, general and administrative expenses were 24.7% for the nine months ended September 30, 2017, compared to 25.3% for the nine months ended September 30, 2016.

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

Based on the results of the of the impairment evaluation, the Company determined that the goodwill and intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $39.2 million to write-off all of the goodwill and intangible assets. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2017. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Operating income (loss). Consolidated operating loss was $7.8 million for the nine months ended September 30, 2017 compared to operating income of $27.6 million for the nine months ended September 30, 2016. The decrease in operating income is the result of a $39.2 million impairment of intangible assets and goodwill within the Culture Shaping segment. When excluding impairment charges, the Company reported $31.4 million of operating income for the nine months ended September 30, 2017. Exchange rate fluctuations negatively impacted operating income by $0.5 million for the nine months ended September 30, 2017.

Net non-operating income (expense). Net non-operating expense was $2.6 million for the nine months ended September 30, 2017 compared to net non-operating income of $0.6 million for the nine months ended September 30, 2016.

Interest, net was $0.2 million of income for each of the nine months ended September 30, 2017 and 2016.

Other, net was expense of $2.8 million for the nine months ended September 30, 2017 and income of $0.4 million for the nine months ended September 30, 2016. Other, net decreased primarily due to the HMRC employee benefit tax settlement of $2.4 million.

Income taxes. See Note 12, Income Taxes.

Executive Search

Americas
The Americas segment reported net revenue of $248.4 million for the nine months ended September 30, 2017, an increase of 7.8% from $230.5 million for the nine months ended September 30, 2016. The increase in net revenue was due to a 5.7% increase in the number of executive search confirmations and an increase in consultant headcount. All practice groups contributed to the increased net revenue. There were 169 Partner and Principal consultants as of September 30, 2017 compared to 154 as of September 30, 2016.
Salaries and employee benefits expense increased $8.4 million from the nine months ended September 30, 2016. Fixed compensation increased $4.0 million primarily due to higher base salaries, payroll taxes and benefits. Variable compensation increased by $4.4 million primarily due to higher bonus accruals resulting from increased productivity.
General and administrative expenses increased $2.0 million primarily due to office occupancy, litigation expense and the use of external third-party consultants to perform client work.
Operating income was $66.1 million for the nine months ended September 30, 2017, an increase of $7.5 million compared to $58.6 million for the nine months ended September 30, 2016.

Europe
Europe reported net revenue of $90.5 million for the nine months ended September 30, 2017, an increase of 14.9% from $78.8 million for the nine months ended September 30, 2016. The increase in net revenue was due to a 7.0% increase in the number of executive search confirmations and an increase in consultant headcount. Our acquisition of JCA Group in August 2016 also contributed to the year-over-year growth in net revenue. All industry practice groups contributed to net revenue growth except for the Global Technology & Services practice group. Excluding the impact of exchange rate fluctuations which negatively impacted results by $3.5 million, or 4.4%, net revenue increased $15.2 million or 19.4%. There were 103 Partner and Principal consultants as of September 30, 2017 compared to 95 as of September 30, 2016.

Salaries and employee benefits expense increased $10.4 million compared to the nine months ended September 30, 2016. Fixed compensation increased $7.1 million for the nine months ended September 30, 2017 primarily due to compensation expense associated with the JCA acquisition in August 2016, increases in legacy base salaries and payroll taxes and the HMRC employee benefit tax settlement, net of reimbursements, of $1.5 million. Variable compensation increased $3.3 million due to higher bonus accruals as a result of increased productivity.
General and administrative expense increased $2.3 million from the nine months ended September 30, 2016 primarily due to ongoing general and administrative expenses related to the JCA Group acquisition.

The Europe segment reported operating income of $5.9 million for the nine months ended September 30, 2017, a decrease of $1.0 million compared to $6.9 million for the nine months ended September 30, 2016.

Asia Pacific
Asia Pacific reported net revenue of $64.2 million for the nine months ended September 30, 2017, an increase of 1.2% compared to $63.4 million for the nine months ended September 30, 2016. The Life Sciences and Industrial industry practice groups contributed to net revenue growth. Excluding the impact of exchange rate fluctuations which positively impacted results by $0.1 million, or 0.1%, net revenue increased $0.7 million or 1.0%. There were 79 Partner and Principal consultants as of September 30, 2017 compared to 85 as of September 30, 2016.
Salaries and employee benefits expense increased $0.9 million. Fixed compensation declined by $0.1 million due to lower amortization of sign-on bonuses and guarantees and base salaries and payroll taxes, partially offset by increases in retirement and benefits expense. Variable compensation increased $1.0 million due to higher bonus accruals resulting from increased productivity.
General and administrative expenses decreased $0.7 million primarily due to lower office occupancy expenses and internal travel costs, partially offset by increased professional fees.
The Asia Pacific segment reported operating income of $5.3 million for the nine months ended September 30, 2017, an increase of $0.5 million compared to the nine months ended September 30, 2016.

Leadership Consulting
The Leadership Consulting segment reported net revenue of $30.0 million for the nine months ended September 30, 2017, an increase of 29.2% compared to $23.2 million for the nine months ended September 30, 2016. The increase in net revenue was partially driven by our DSI and Philosophy IB acquisitions. Excluding the impact of exchange rate fluctuations which negatively impacted results by $1.4 million, or 6.0%, net revenue increased $8.2 million or 35.2%. There were 18 Leadership Consulting Partner consultants at September 30, 2017 compared to 22 at September 30, 2016.
Salaries and employee benefits expense increased $4.0 million compared to the prior year. Fixed compensation increased $3.2 million primarily due to the acquisitions of DSI and Philosophy IB, partially offset by lower amortization of minimum guarantees and separation expenses. Variable compensation increased $0.8 million compared to the prior year due to higher bonus accruals.
General and administrative expenses increased $0.6 million primarily due to ongoing general and administrative expenses related to the acquisitions of DSI and Philosophy IB and the use of external third-party consultants to complete client work, partially offset by declines in litigation expense, other professional fees, and internal travel expenses.
The Leadership Consulting segment reported an operating loss of $3.7 million for the nine months ended September 30, 2017, an improvement of $2.2 million compared to an operating loss of $5.9 million for the nine months ended September 30, 2016.

Culture Shaping
The Culture Shaping segment reported net revenue of $18.9 million for the nine months ended September 30, 2017, a decrease of $7.8 million, or 29.1%, compared to $26.7 million for the nine months ended September 30, 2016. Net revenue decreased due to a decline in the volume of client work. Excluding the impact of exchange rate fluctuations which negatively impacted results by $0.3 million, or 1.2%, net revenue decreased $7.4 million or 27.9%. There were 17 Partner and Principal consultants at both September 30, 2017 and 2016.
Salaries and employee benefits expense decreased $4.5 million primarily due to investments in new and existing consultants incurred in the prior year that did not reoccur in the nine months ended September 30, 2017.

General and administrative expenses decreased $2.0 million primarily due to lower intangible amortization and earnout accretion, partially offset by higher internal travel costs, information technology expenses, and office occupancy costs.

Impairment charges for the nine months ended September 30, 2017 were $39.2 million as a result of an interim impairment evaluation on the goodwill and amortizable intangible assets related to our Culture Shaping reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2017.

The Culture Shaping segment reported an operating loss of $42.4 million for the nine months ended September 30, 2017, a decline of $40.4 million compared to an operating loss of $1.9 million for the nine months ended September 30, 2016. The increase in operating loss primarily reflects the write-off of $39.2 million of goodwill and intangible assets due to impairment. When excluding goodwill and intangible asset impairment charges, the Culture Shaping segment report an operating loss of $3.2 million.

Global Operations Support
Global Operations Support expenses for the nine months ended September 30, 2017 increased $4.1 million, or 11.7%, to $39.0 million from $34.9 million for the nine months ended September 30, 2016.

Salaries and employee benefits expense increased $1.9 million, or 9.9%, due to higher bonus accruals, partially offset by lower separation costs.

General and administrative expenses increased $2.2 million, or 13.8%, due to higher internal travel and information technology costs, partially offset by lower office occupancy costs and hiring and temporary labor fees.

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

As of September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2017, December 31, 2016 and September 30, 2016 were $105.7 million, $165.0 million and $100.0 million, respectively. The $105.7 million of cash and cash equivalents at September 30, 2017 includes $66.4 million held by our foreign subsidiaries. A portion of the $66.4 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the nine months ended September 30, 2017, cash used in operating activities was $36.0 million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $137.0 million related to 2016 and prior year cash bonus deferrals with 2017 variable compensation accruals of $112.0 million partially offsetting these payments. Also contributing to the use of cash was an increase in accounts receivable of $32.6 million, net loss of $9.4 million, increase in deferred tax assets of $15.3 million, a $6.5 million payment for Senn Delaney retention awards, an increase in other assets and liabilities of $3.0 million, and an increase in prepaid expenses of $1.6 million. These uses of cash were partially offset by impairment charges of $39.2 million, depreciation and amortization of $11.3 million, deferred revenue of $6.1 million, a net increase in retirement and pension plan liabilities of $2.8 million and stock compensation expense of $3.9 million.

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

Cash flows used in investing activities. Cash used in investing activities was $14.4 million for the nine months ended September 30, 2017 primarily due to capital expenditures of $13.1 million and purchases of available for sale investments of $2.1 million related to the Company's non-qualified deferred compensation plan.

Cash used in investing activities was $24.5 million for the nine months ended September 30, 2016 primarily due to our acquisitions of JCA Group, DSI and Philosophy IB for $14.9 million, $9.0 million and $6.0 million, respectively. This use of cash was partially offset by a reduction in restricted cash of $7.2 million primarily due to a release of funds for the retention bonuses paid to certain key executives related to the Senn Delaney acquisition.

Cash flows used in financing activities. Cash used in financing activities for the nine months ended September 30, 2017 was $14.6 million primarily due to dividend payments of $7.6 million, acquisition earnout payments related to the Co Company and Scambler MacGregor acquisitions of $4.6 million, and employee tax withholding payments on equity transactions of $2.4 million. The Company borrowed and repaid $40.0 million under its line of credit during the nine months ended September 30, 2017.

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

Recently Issued Financial Accounting Standards

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce both diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions, and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The impact of this accounting guidance will be dependent on future modification events including the number of awards modified.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. The impact of this accounting guidance will not be material to the Company's financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.The Company will adopt this guidance effective January 1, 2018. If the Company had adopted the guidance as of September 30, 2017, the beginning and ending balance of cash, cash equivalents and restricted cash for the three months ended September 30, 2017 would have each increased by $0.6 million in the Condensed Consolidated Statement of Cash Flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The standard is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018 and is currently evaluating the impact of this accounting guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective method with the cumulative effect upon initial adoption recognized at the date of initial application (modified retrospective). The Company will adopt the guidance on January 1, 2018 and will apply the modified retrospective method, which involves recognizing the cumulative effect of applying the guidance at the date of initial application with no restatement of the comparative periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2017 by $0.6 million). For financial information by geographic segment, see Note 14, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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
Date: October 26, 2017

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller