Form 10-K
period 2017-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2018-03-13
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 30, 2017 was approximately $408,475,592 based upon the closing market price of $21.75 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of March 9, 2018, there were 18,813,585 shares of the Company’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2018, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leadership advisory firm providing executive search, leadership consulting and culture shaping services to businesses and business leaders worldwide. When we use the terms “Heidrick & Struggles,” “The Company,” “we,” “us” and “our,” in this Form 10-K, we mean Heidrick & Struggles International, Inc. a Delaware corporation, and its consolidated subsidiaries. We provide our services to a broad range of clients through the expertise of over 380 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for more than 60 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

Our service offerings include the following:

Executive Search. We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our executive search services primarily on a retained basis, recruiting senior executives whose first year base salary and bonus averaged approximately $361,000 in 2017 on a worldwide basis.

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

Leadership Consulting. Our leadership consulting services include succession planning, executive assessment and top team and board effectiveness. Our leadership consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Leadership Consulting is currently less than 10% of our net revenue.

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

We have announced the combination of our Leadership Consulting and Culture Shaping businesses to create Heidrick Consulting, a comprehensive offering of the firm's advisory services. We anticipate that our Leadership Consulting and Culture Shaping reportable segments will be combined into one reportable segment, Heidrick Consulting, during the first quarter of 2018.

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

Available Information

We maintain an Internet website at http://www.heidrick.com. We make available free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Officer, are our certificate of incorporation and by-laws, charters for our Audit and Finance Committee, Human Resources and Compensation Committee, and Nominating and Board Governance Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

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

Geographic Structure. We provide senior-level executive search, leadership consulting and culture shaping services to our clients worldwide through a network of 52 offices in 27 countries. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations and potential adverse tax consequences. For a more complete description of the risks associated with our business please see the Section in this Form 10-K entitled “Risk Factors”.

Our worldwide network includes affiliate relationships in Finland, South Africa and Turkey. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees are less than 1% of our net revenue.

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

Americas Executive Search. As of December 31, 2017, we had 163 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago and Boston.

Europe Executive Search. As of December 31, 2017, we had 103 consultants in our European segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, Germany and France.

Asia Pacific Executive Search. As of December 31, 2017, we had 80 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are China (including Hong Kong), Australia and Japan.

Leadership Consulting. As of December 31, 2017, we had 19 consultants in our Leadership Consulting segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, United States and Singapore.

Culture Shaping. As of December 31, 2017, we had 17 consultants in our Culture Shaping segment. The culture shaping consultants are primarily based in Huntington Beach, CA and approximately 81% of the net revenue is generated in the United States.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2017	2016	2015
Executive Search
Americas	55%	53%	55%
Europe	20%	19%	17%
Asia Pacific	14%	15%	17%
Leadership Consulting	7%	7%	4%
Culture Shaping	4%	6%	7%

For financial information relating to each segment, see Note 17, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and leadership consulting businesses operate in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2017, 2016 and 2015, are as follows:

	Percentage of Billings
Global Industry Practices	2017	2016	2015
Financial Services	27%	28%	27%
Global Technology & Services	22	21	22
Industrial	18	21	21
Consumer Markets	17	17	16
Healthcare & Life Sciences	12	11	10
Education, Non-Profit & Social Enterprise	4	2	4
	100%	100%	100%

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

No single client accounted for more than 3% of our net revenue in 2017, 2016 or 2015. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 7% in 2017, 2016 and 2015.

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

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2017, we had head count of 1,635, consisting of 382 consultants with 346 consultants related to Executive Search, 19 consultants related to Leadership Consulting and 17 consultants related to Culture Shaping, 495 associates and 758 other search, support and Global Operations Support staff.

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

Data security, data privacy and data protection laws such as the E.U. General Data Protection Regulation, and other evolving regulations and cross-border data transfer restrictions, may limit the use of our services and adversely affect our business.

We are or may become subject to a variety of laws and regulations in the European Union (including the E.U. General Data Protection Act), United States and abroad regarding data privacy, protection and security. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demands in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business.

In addition, due to the uncertainty and potentially conflicting interpretations of these laws, it is possible that such laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable laws or satisfactorily protect personal information could result in governmental enforcement actions, litigation, or negative publicity, any of which could inhibit sales of our services, solutions and/or products.

Our multinational operations may be adversely affected by social, political, regulatory, legal and economic risks.

We generate substantial revenue outside the United States. We offer our services through a network of offices in 27 countries around the world. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in our operations, which could have a significant impact on our business, financial condition and results of operations. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could seriously harm our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2017, approximately 42% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

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

On December 22, 2017, the "Tax Cuts and Jobs Act" was enacted in the United States. The Company has included the impact of this tax law change in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 49 cities in 24 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate square footage of office space under lease was 482,236 as of December 31, 2017. Our office leases call for future minimum lease payments of approximately $145.1 million and have terms that expire between 2018 and 2026, exclusive of renewal options that we can exercise. Approximately 7,306 square feet of office space has been sublet to third parties.

In 2017, the Company gave notice to the lessors for three of its leased office spaces of its intention to vacate the offices in early 2018. The total square footage of these offices approximated 24,174 square feet. These offices were fully vacated by February 28, 2018.

Our office space by geographic segment as of December 31, 2017 is as follows:

Square Footage
Americas	262,883
Asia Pacific	108,669
Europe	110,684
Total	482,236

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

The Company has recorded $1.5 million related to the Pay as You Earn tax and Class 1 National Insurance Contributions and the respective beneficiary reimbursements as a component of Salaries and employee benefits in the Condensed Consolidated Statement of Comprehensive Income. Inheritance tax and interest expense of $2.4 million incurred as a result of the settlement is recorded as a component of Other, net in the Condensed Consolidated Statement of Comprehensive Income.

The Company made payments of approximately £5.4 million (equivalent to $6.9 million on the payment date) related to the Pay as You Earn tax, and received reimbursement of £2.0 million (equivalent to $2.6 million on the reimbursement date) from the beneficiaries under the Employee Benefits Trust. Approximately £0.3 million (equivalent to $0.4 million) of reimbursements related to beneficiary-owed Pay as You Earn tax is outstanding at December 31, 2017.

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

Year Ended December 31, 2017	High	Low
First Quarter	$26.50	$20.95
Second Quarter	27.10	19.90
Third Quarter	22.60	17.90
Fourth Quarter	26.82	20.55

Year Ended December 31, 2016	High	Low
First Quarter	$26.91	$22.22
Second Quarter	24.69	16.36
Third Quarter	21.15	16.73
Fourth Quarter	24.50	17.55

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 11 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2012.

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

* Assuming $100 invested on 12/31/12 in HSII or index, including reinvestment of dividends.
Prepared by: Zacks Investment Research, Inc.
Copyright: Standard and Poor’s, Inc.

Dividends

Since September 2007, we have paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2017, the total cash dividend paid was $0.52 per share.

The following table outlines the record date, payment date and amount of quarterly cash dividends paid during 2017 and 2016:

Quarter	Record Date	Payment Date	Dividends (in millions)
Q1 2016	February 5, 2016	February 19, 2016	$2.4
Q2 2016	May 6, 2016	May 20, 2016	$2.4
Q3 2016	August 5, 2016	August 19, 2016	$2.4
Q4 2016	November 4, 2016	November 18, 2016	$2.4
Q1 2017	February 3, 2017	February 17, 2017	$2.4
Q2 2017	May 5, 2017	May 19, 2017	$2.4
Q3 2017	August 4, 2017	August 18, 2017	$2.4
Q4 2017	November 3, 2017	November 17, 2017	$2.4

In December 2017, our Board of Directors approved a quarterly dividend of $0.13 per share on our common stock which was paid on February 16, 2018 to shareholders of record as of February 2, 2018. Cash dividends payable of $2.4 million related to the fourth quarter 2017 cash dividend, which was paid in the first quarter of 2018, is accrued in the Consolidated Balance Sheets as of December 31, 2017. Cash dividends payable of $2.4 million related to the fourth quarter 2016 cash dividend, was paid in the first quarter of 2017.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2017 and 2016 we paid $0.3 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2017. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2017 and December 31, 2016, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited consolidated financial statements. The data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 is derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. Other than noted below, the data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share and other operating data)
Statements of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$621,400	$582,390	$531,139	$494,292	$461,995
Reimbursements	18,656	18,516	17,172	18,947	18,998
Total revenue	640,056	600,906	548,311	513,239	480,993
Operating expenses:
Salaries and employee benefits	434,219	400,070	369,385	337,448	319,499
General and administrative expenses	147,316	147,087	127,692	130,191	126,931
Impairment charges (1)	50,722	—	—	—	—
Restructuring charges (2)	15,666	—	—	—	—
Reimbursed expenses	18,656	18,516	17,172	18,947	18,998
Total operating expenses	666,579	565,673	514,249	486,586	465,428
Operating income	(26,523)	35,233	34,062	26,653	15,565
Non-operating (expense) income:
Interest, net	385	244	(122)	(358)	(175)
Other, net	(3,280)	2,289	(2,386)	(2,108)	(2,002)
Net non-operating (expense) income	(2,895)	2,533	(2,508)	(2,466)	(2,177)
Income (loss) before income taxes	(29,418)	37,766	31,554	24,187	13,388
Provision for income taxes	19,217	22,353	14,422	17,390	7,041
Net income (loss)	$(48,635)	$15,413	$17,132	$6,797	$6,347
Basic weighted average common shares outstanding	18,735	18,540	18,334	18,210	18,077
Diluted weighted average common shares outstanding	18,735	18,939	18,715	18,432	18,232
Basic earnings (loss) per common share	$(2.60)	$0.83	$0.93	$0.37	$0.35
Diluted earnings (loss) per common share	$(2.60)	$0.81	$0.92	$0.37	$0.35
Cash dividends paid per share	$0.52	$0.52	$0.52	$0.52	$0.39
Balance Sheet Data (at end of period):
Working capital (3)	$77,998	$77,838	$79,533	$112,387	$107,177
Total assets (3)	587,204	581,502	572,718	568,621	552,937
Long-term debt, less current maturities	—	—	—	23,500	29,500
Stockholders’ equity	212,705	258,590	254,802	244,664	247,873
Other Operating Data:
Average number of consultants during the period	389	347	326	313	341

(1)	Includes impairment charges of $39.2 million related to Culture Shaping and $11.6 million related to Leadership Consulting in 2017.

(2)
Includes restructuring charges of $15.7 million in 2017. These charges consist of $13.1 million of employee-related costs associated with severance arrangements, $2.3 million in professional fees and other expenses and $0.3 million in real estate related expenses.

(3)	As adjusted for the adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes.

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

We have announced the combination of our Leadership Consulting and Culture Shaping businesses to create Heidrick Consulting, a comprehensive offering of the firm's advisory services. We anticipate that our Leadership Consulting and Culture Shaping reportable segments will be combined into one reportable segment, Heidrick Consulting, during the first quarter of 2018.

We provide our services to a broad range of clients through the expertise of over 380 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

2017 Overview
Consolidated net revenue was $621.4 million for the year ended December 31, 2017, an increase of $39.0 million or 6.7% compared to December 31, 2016. Specific to Executive Search, our largest business, consultant productivity measured by net executive search revenue per consultant was $1.6 million for each of the years ended December 31, 2017 and 2016. Average revenue per executive search was $120,300 for the year ended December 31, 2017 compared to $117,700 for the year ended December 31, 2016.
Operating loss as a percentage of net revenue was 4.3% in 2017 compared to operating margin of 6.0% in 2016. The change in operating income was primarily due to an increase in net revenue of $39.0 million, which was offset by an increase in salaries and employee benefits expense of $34.1 million, an increase in general and administrative expenses of $0.2 million, impairment charges of $50.7 million and restructuring charges of $15.7 million. Salaries and employee benefits expense as a percentage of net revenue was 69.9% in 2017 and 68.7% in 2016. General and administrative expense as a percentage of net revenue was 23.7% in 2017 and 25.3% in 2016
We ended the year with combined cash and cash equivalents of $207.5 million, an increase of $42.5 million compared to $165.0 million at December 31, 2016. The increase is primarily due increased cash collections and lower acquisition investments. These increases in cash were partially offset by cash paid for restructuring charges. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately

$148.0 million in bonuses related to 2017 performance in March and April 2018. In January 2018, we paid approximately $13.0 million in cash bonuses deferred in prior years.

2018 Outlook
We are currently forecasting 2018 first quarter net revenue of between $150 million and $160 million. Our 2018 first quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates from December 2017.
Our 2018 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under Risk Factors (See Item 1A. Risk Factors) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue
Revenue before reimbursements (net revenue)	$621,400	$582,390	$531,139
Reimbursements	18,656	18,516	17,172
Total revenue	640,056	600,906	548,311
Operating Expenses
Salaries and employee benefits	434,219	400,070	369,385
General and administrative	147,316	147,087	127,692
Impairment charges	50,722	—	—
Restructuring charges	15,666	—	—
Reimbursed expenses	18,656	18,516	17,172
Total operating expenses	666,579	565,673	514,249
Operating income (loss)	(26,523)	35,233	34,062
Non-operating income (expense)
Interest, net	385	244	(122)
Other, net	(3,280)	2,289	(2,386)
Net non-operating income (expense)	(2,895)	2,533	(2,508)
Income (loss) before taxes	(29,418)	37,766	31,554
Provision for income taxes	19,217	22,353	14,422
Net income (loss)	$(48,635)	$15,413	$17,132
Basic weighted average common shares outstanding	18,735	18,540	18,334
Diluted weighted average common shares outstanding	18,735	19,038	18,715
Basic net income (loss) per common share	$(2.60)	$0.83	$0.93
Diluted net income (loss) per common share	$(2.60)	$0.81	$0.92
Cash dividends paid per share	$0.52	$0.52	$0.52

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	3.0	3.2	3.2
Total revenue	103.0	103.2	103.2
Operating expenses:
Salaries and employee benefits	69.9	68.7	69.5
General and administrative expenses	23.7	25.3	24.0
Impairment Charges	8.2	—	—
Restructuring charges	2.5	—	—
Reimbursed expenses	3.0	3.2	3.2
Total operating expenses	107.3	97.1	96.8
Operating income (loss)	(4.3)	6.0	6.4
Non-operating income (expense)
Interest, net	0.1	—	—
Other, net	(0.5)	0.4	(0.4)
Net non-operating income (expense)	(0.5)	0.4	(0.5)
Income (loss) before income taxes	(4.7)	6.5	5.9
Provision for income taxes	3.1	3.8	2.7
Net income (loss)	(7.8)%	2.6%	3.2%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and operate our leadership consulting and culture shaping businesses as separate segments (See Note 17, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Executive Search
Americas	$339,793	$313,292	$294,606
Europe	125,346	108,754	92,135
Asia Pacific	86,905	85,319	89,026
Total Executive Search	552,044	507,365	475,767
Leadership Consulting	41,227	38,806	19,045
Culture Shaping	28,129	36,219	36,327
Revenue before reimbursements (net revenue)	621,400	582,390	531,139
Reimbursements	18,656	18,516	17,172
Total revenue	$640,056	$600,906	$548,311
Operating income (loss):
Executive Search
Americas (1)	$81,531	$73,857	$68,043
Europe (2)	2,038	6,851	3,644
Asia Pacific (3)	2,128	4,799	5,909
Total Executive Search	85,697	85,507	77,596
Leadership Consulting (4)	(15,614)	(1,495)	(1,847)
Culture Shaping (5)	(41,818)	(1,558)	4,913
Total Segments	28,265	82,454	80,662
Global Operations Support (6)	(54,788)	(47,221)	(46,600)
Total operating income (loss)	$(26,523)	$35,233	$34,062

(1)	Operating income for the Americas includes $0.8 million of restructuring charges in 2017.

(2)	Operating income for Europe includes $4.0 million of restructuring charges in 2017.

(3)	Operating income for Asia Pacific includes $2.0 million of restructuring charges in 2017.

(4)	Operating loss for Leadership Consulting includes $11.6 million of impairment charges and $0.9 million of restructuring charges in 2017.

(5)	Operating loss for Culture Shaping includes $39.2 million of impairment charges and $2.5 million of restructuring charges in 2017.

(6)	Operating loss for Global Operations Support includes $5.5 million of restructuring charges in 2017.

Year ended December 31, 2017 compared to year ended December 31, 2016

Total revenue. Consolidated total revenue increased $39.2 million, or 6.5%, to $640.1 million in 2017 from $600.9 million in 2016. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $39.0 million or 6.7%, to $621.4 million in 2017 from $582.4 million in 2016. Excluding the impact of exchange rate fluctuations, which negatively impacted results by $1.4 million, or 0.2%, consolidated net revenue increased $40.4 million, or 6.9%. Executive Search net revenue was $552.0 million in 2017, an increase of $44.7 million compared to 2016. The increase in Executive Search net revenue was the result of growth in the Americas, Europe, and Asia Pacific. Leadership Consulting net revenue increased $2.4 million, or 6.2%, to $41.2 million in 2017 from $38.8 million in 2016. Culture Shaping net revenue was $28.1 million in 2017, a decrease of $8.1 million, or 22.3%, compared to 2016.

The number of Executive Search, Leadership Consulting and Culture Shaping consultants was 346, 19 and 17, respectively, as of December 31, 2017 compared to 335, 22 and 17, respectively, as of December 31, 2016. Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.6 million for each of the years ended December 31, 2017 and 2016, respectively. The number of confirmed searches increased 4.5% compared to 2016. The average revenue per executive search increased to $120,300 for the year ended December 31, 2017 compared to $117,700 for the year ended December 31, 2016.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $34.1 million, or 8.5%, to $434.2 million in 2017 from $400.1 million in 2016. The increase was due to higher variable compensation of $23.2 million and higher fixed compensation of $10.9 million. Fixed compensation increased due to higher average headcount due to our recent acquisitions, new hires over the last year, and the HMRC employee benefit tax settlement of $1.5 million. Variable compensation increased due to increased production over the prior year. Excluding the impact of exchange rate fluctuations, which positively impacted results by $0.4 million, or 0.1%, consolidated salaries and benefits expense increased $34.5 million, or 8.6%, compared to the year ended December 31, 2016.

In 2017, we had an average of 1,798 employees, compared to an average of 1,716 employees in 2016. As a percentage of net revenue, salaries and employee benefits expense was 69.9% in 2017, compared to 68.7% in 2016.

General and administrative expenses. Consolidated general and administrative expenses increased $0.2 million, or 0.2%, to $147.3 million for the year ended December 31, 2017 from $147.1 million for the year ended December 31, 2016. Excluding the impact of exchange rate fluctuations, which positively impacted results by $0.8 million, or 0.5%, consolidated general and administrative expenses increased $1.0 million, or 0.7%, compared to the year ended December 31, 2016.

As a percentage of net revenue, general and administrative expenses were 23.7% in 2017, compared to 25.3% in 2016.

Impairment charges. In 2017, the Culture Shaping business continued the transition of senior-level personnel which began in 2016, primarily due to planned retirements. The Company has experienced lower than expected consultant productivity during the transition period. Also, the marketplace for culture shaping services has become increasingly more competitive and the business experienced lengthening sales cycles and decision processes within target client organizations. These events led to a decline in the revenue performance of the business and uncertainty around the timing of improving such performance. As a result, the Company identified a triggering event and performed an interim impairment evaluation on the goodwill and intangible assets related to its Culture Shaping reporting unit during the quarter ended June 30, 2017. Based on the results of the impairment evaluation, the Company determined that the goodwill and intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $39.2 million to write-off all of the goodwill and intangible assets.

Additionally, based on the results of the annual impairment evaluation, performed by the Company as of October 31, 2017, the Company determined that the goodwill and intangible assets within the Leadership Consulting reporting unit were impaired, which resulted in an impairment charge of $11.6 million to write-off all of the goodwill and intangible assets. Throughout the year, the Company was continually evaluating the results of its Leadership Consulting business, including Philosophy IB failing to achieve targets outlined in its earnout agreement and the potential impact of the conclusion of the Co Company earnout on the reporting unit. In the fourth quarter, the Company finalized its assessment of these events and its forecast for the Leadership Consulting reporting unit in future years. The forecast for the Leadership Consulting reporting unit indicated significant uncertainty around the pace and timing of growth in profitability in the Leadership Consulting reporting unit as the Company invests in talent and service offerings, which resulted in the impairment of the Leadership Consulting goodwill.

The aforementioned impairment charges of $50.7 million are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2017. The impairments were non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did they impact the debt covenants under our credit agreement.

Restructuring charges During the fourth quarter, the Company announced a restructuring plan to reduce overall costs and improve efficiencies in its operations. As a result of this plan, the Company incurred approximately $15.7 million in restructuring charges for the year ended December 31, 2017. These charges include approximately $13.1 million in severance related charges, $2.3 million in professional fees and other expenses and $0.3 million in office related charges.

Operating income. Our consolidated operating income was a loss of $26.5 million in 2017, compared to income of $35.2 million in 2016. The operating loss is primarily due to $50.7 million in impairment charges as well as $15.7 million in restructuring charges. Excluding impairment and restructuring charges, the Company reported operating income of $39.9 million. Exchange rate fluctuations negatively impacted operating income by $0.2 million, or 0.7%, for the year ended December 31, 2017.

Net non-operating income (expense). Net non-operating expense was $2.9 million for 2017, compared to net non-operating income of $2.5 million for 2016.

Net interest income was $0.4 million in 2017, a $0.2 million increase from net interest income of $0.2 million in 2016.

Other, net was expense of $3.3 million in 2017 and income of $2.3 million in 2016. Other, net results declined primarily due to the HMRC employee benefit tax settlement of $2.4 million.

Income taxes. See Note 16, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $339.8 million in 2017, an increase of 8.5% from $313.3 million in 2016. The increase in net revenue was driven by a 5.7% increase in the number of executive search confirmations compared to the prior year as well as an increase in consultant headcount. All practice groups contributed to the increased net revenue. The number of consultants was 163 as of December 31, 2017, compared to 158 as of December 31, 2016.

Salaries and employee benefits expense increased $16.5 million from 2016. Fixed compensation increased $4.4 million primarily due to higher base salaries and payroll taxes of $3.8 million, higher separation costs of $0.5 million and higher stock compensation expense of $0.5 million, partially offset by a decrease in deferred compensation of $1.1 million. Variable compensation increased $12.1 million primarily due to higher bonus accruals for consultant performance.

General and administrative expenses increased $1.6 million primarily due to increased professional service fees and office occupancy expenses, partially offset by lower hiring fees and temporary labor.

The Americas incurred approximately $0.8 million in restructuring charges for the year ended December 31, 2017. These charges include approximately $0.6 million in severance related charges and $0.2 million in professional fees and other expenses.

Operating income was $81.5 million in 2017, an increase of $7.7 million compared to $73.9 million in 2016. Excluding the impact of restructuring charges, the Americas segment reported operating income of $82.3 million.

Europe

Europe reported net revenue of $125.3 million in 2017, an increase of 15.3% from $108.8 million in 2016. The increase in net revenue was driven by a 6.2% increase in the number of executive search confirmations as compared to the prior year and an increase in consultant headcount. Our acquisition of JCA Group in August 2016 also contributed to the year-over-year growth in net revenue. Excluding the impact of exchange rate fluctuations, which negatively impacted results by $1.0 million, or 0.8%, net revenue increased $17.6 million, or 16.2%. All industry practice groups contributed to net revenue growth with the exception of the Global Technology & Services practice group. The number of consultants was 103 as of December 31, 2017 as compared to 95 as of December 31, 2016.

Salaries and employee benefits expense increased $15.7 million from 2016. Fixed compensation increased $6.9 million primarily due to compensation expense associated with the JCA acquisition in August 2016, increases in legacy base salaries and payroll taxes and the HMRC employee benefit tax settlement, net of reimbursements, of $1.5 million. Variable compensation increased $8.7 million due to higher bonus accruals for consultant performance.

General and administrative expense increased $1.7 million from 2016 primarily due to ongoing general and administrative expenses related to the JCA Group acquisition including increased amortization and accretion of $0.7 million.

Europe incurred approximately $3.9 million in restructuring charges for the year ended December 31, 2017. These charges include approximately $3.9 million in severance related charges and $0.1 million in in office related charges.

The Europe segment reported operating income of $2.0 million in 2017, a decrease of $4.8 million compared to $6.8 million in 2016. Excluding the impact of restructuring charges, the Europe segment reported operating income of $6.0 million.

Asia Pacific

Asia Pacific reported net revenue of $86.9 million in 2017, an increase of 1.9% compared to $85.3 million in 2016. The Life Sciences, Industrial, and Financial Services practice groups contributed to the increase in net revenue. Excluding the impact of exchange rate fluctuations, which positively impacted results by $0.4 million, or 0.4%, net revenue increased $1.2 million, or 1.4%. The number of consultants was 80 as of December 31, 2017, compared to 82 as of December 31, 2016.

Salaries and employee benefits expense increased $3.2 million. Fixed compensation increased by $0.1 million due to increases in retirement and benefits expense, partially offset by lower base salaries and payroll taxes. Variable compensation increased $3.1 million due to higher bonus accruals for consultant performance.

General and administrative expenses decreased $1.0 million, primarily due to lower office occupancy expenses, internal travel costs, and taxes and licenses.

Asia Pacific incurred approximately $2.0 million in restructuring charges for the year ended December 31, 2017. These charges include approximately $1.8 million in severance related charges, $0.1 million in office related charges and $0.1 million in professional fees and other expenses.

The Asia Pacific segment reported operating income of $2.1 million in 2017, a decrease of $2.7 million compared to $4.8 million in 2016. Excluding the impact of restructuring charges, the Asia Pacific segment reported operating income of $4.2 million.

Leadership Consulting

The Leadership Consulting segment reported net revenue of $41.2 million in 2017, an increase of 6.2% compared to $38.8 million in 2016. The increase in net revenue was driven by a full year of results from our acquisitions of DSI and Philosophy IB. Excluding the impact of exchange rate fluctuations, which negatively impacted results by $1.0 million, or 2.3%, net revenues increased $3.4 million, or 8.8%. There were 19 Leadership Consulting consultants at December 31, 2017, compared to 22 at December 31, 2016.

Salaries and employee benefits expense increased $4.8 million compared to the prior year. Fixed compensation increased $4.0 million primarily due the acquisitions of DSI and Philosophy IB, partially offset by lower separation expenses and lower amortization of minimum guarantees. Variable compensation increased $0.8 million due to higher bonus accruals for consultant performance.

General and administrative expenses decreased $0.8 million primarily as a result of decreases in litigation expense, professional fees and internal travel costs, partially offset by increases in office occupancy costs and the use of external third-party consultants to complete client work.

Impairment charges for the year ended December 31, 2017 were $11.6 million as a result of our annual evaluation of the goodwill and amortizable intangible assets related to our Leadership Consulting reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017.

Leadership Consulting incurred approximately $0.9 million in restructuring charges for the year ended December 31, 2017. These charges include approximately $0.6 million in professional fees and other expenses, $0.2 million in severance related charges and $0.1 million in office related charges.

The Leadership Consulting segment reported an operating loss of $15.6 million in 2017, a decrease of $14.1 million, compared to an operating loss of $1.5 million in 2016. The increased operating loss primarily reflects $11.6 million of impairment charges for goodwill and intangible assets, as well as restructuring charges of $0.9 million. Excluding the impact of impairment and restructuring charges, the Leadership Consulting segment reported an operating loss of $3.1 million.

Culture Shaping

The Culture Shaping segment reported net revenue of $28.1 million in 2017, a decrease of 22.3% compared to $36.2 million in 2016. Net revenue decreased due to a decline in the volume of client work. Excluding the impact of exchange rate fluctuations, which negatively impacted results by $0.2 million, or 0.8%, net revenue decreased $7.9 million, or 21.7%.

Salaries and employee benefits expense decreased $5.9 million, primarily due to investments in new and existing consultants incurred in the prior year that did not reoccur in 2017.

General and administrative expenses decreased $3.6 million primarily due to lower intangible amortization, earnout accretion and professional fees, partially offset by increases in internal travel and office occupancy costs.

Impairment charges for the year ended December 31, 2017 were $39.2 million as a result of an interim impairment evaluation on the goodwill and amortizable intangible assets related to our Culture Shaping reporting unit.

Culture Shaping incurred approximately $2.5 million in restructuring charges for the year ended December 31, 2017. These charges include approximately $1.9 million in severance related charges and $0.6 million in professional fees and other expenses.

The Culture Shaping segment reported an operating loss of $41.8 million in 2017, a decrease of $40.3 million, compared to an operating loss of $1.6 million in 2016. The increase in operating loss is primarily attributed to goodwill and intangible impairment charges of $39.2 million and restructuring charges of $2.5 million. Excluding the impact of impairment and restructuring charges, the Culture Shaping segment reported an operating loss of $0.2 million.

Global Operations Support

Global Operations Support expenses in 2017 increased $7.6 million, or 16.0%, to $54.8 million from $47.2 million in 2016.

Salaries and employee benefits expense decreased $0.1 million due to lower stock compensation expense as a result of forfeitures during the year, separation costs, and management and support bonuses. These decreases were partially offset by increases in deferred compensation plan expenses and base salaries and payroll taxes.

General and administrative expense increased $2.2 million due to increases in internal travel, audit fees and information technology costs that were partially offset by decreases in professional fees and hiring fees and temporary labor.

Global Operations Support incurred approximately $5.5 million in restructuring charges for the year ended December 31, 2017. These charges include approximately $4.5 million of severance related charges and $0.9 million of professional fees and other costs.

Year Ended December 31, 2016 compared to year ended December 31, 2015

Total revenue. Consolidated total revenue increased $52.6 million, or 9.6%, to $600.9 million in 2016 from $548.3 million in 2015. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $51.2 million or 9.6%, to $582.4 million in 2016 from $531.1 million in 2015. Excluding the impact of exchange rate fluctuations, which decreased revenue by $11.4 million, or 2.1%, net revenue increased $62.6 million, or 11.8%. Executive Search net revenue was $507.4 million in 2016, an increase of $31.6 million compared to 2015. The increase in Executive Search net revenue was the result of growth in the Americas and Europe. Leadership Consulting net revenue increased $19.8 million, or 103.8%, to $38.8 million in 2016 from $19.0 million in 2015. The increase in Leadership Consulting net revenue was primarily the result of the Co Company, DSI and Philosophy IB acquisitions. Culture Shaping net revenue was $36.2 million in 2016, a decrease of $0.1 million compared to 2015.

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

Excluding the impact of exchange rate fluctuations, which decreased total salaries and employee benefits by $6.2 million or 1.7%, total salaries and employee benefits expense increased by $36.9 million, or 10.0%.

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

Excluding the impact of exchange rate fluctuations, which decreased total general and administrative expenses by $3.2 million, or 2.5%, total general and administrative expenses increased $22.6 million, or 17.7%.

As a percentage of net revenue, general and administrative expenses were 25.3% in 2016, compared to 24.0% in 2015.

Operating income. Our consolidated operating income was $35.2 million in 2016 compared to $34.1 million in 2015. Excluding the impact of foreign exchange rate fluctuations, which decreased operating income by $1.9 million, or 5.6%, operating income increased $3.1 million of 9.1%.

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

Income taxes. See Note 16, Income Taxes.

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

Europe

Europe reported net revenue of $108.7 million in 2016, an increase of 18.0% from $92.1 million in 2015. The increase in net revenue was driven by a 24.7% increase in the number of executive search confirmations as compared to the prior year and an increase in consultant headcount. Our acquisition of JCA Group in August 2016 also contributed to the year-over-year growth in net revenue. Excluding the impact of exchange rate fluctuations, which decreased revenue by $6.7 million, or 7.3%, net revenue increased $23.3 million, or 25.3%. All industry practice groups contributed to net revenue growth except for the Education, Nonprofit & Social Enterprise practice group. The number of consultants was 95 as of December 31, 2016 as compared to 78 as of December 31, 2015.

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

Leadership Consulting

The Leadership Consulting segment reported net revenue of $38.8 million in 2016, an increase of 103.8% compared to $19.0 million in 2015. The increase in net revenue was primarily driven by our DSI and Philosophy IB acquisitions in addition to a full year of results for Co Company, which was acquired in October 2015. Excluding the impact of exchange rate fluctuations, which decreased net revenues by $2.7 million, or 14.2%, net revenue increased $22.5 million, or 118.0%. There were 22 Leadership Consulting consultants at December 31, 2016 compared to 26 at December 31, 2015.

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

During the year ended December 31, 2017, we borrowed $40.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. We subsequently repaid $40.0 million during the year ended December 31, 2017. There were no borrowings made during the year ended December 31, 2016. During 2017 and 2016 we were in compliance with the financial and other covenants under the Restated Credit Agreement, respectively, and no event of default existed.

During the three months ended March 31, 2018, the Company borrowed $20 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate.

Cash and cash equivalents. Cash and cash equivalents at December 31, 2017 were $207.5 million, an increase of $42.5 million compared to $165.0 million at December 31, 2016. The $207.5 million of cash and cash equivalents at December 31,

2017 includes $103.0 million held by our foreign subsidiaries. A portion of the $103.0 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional foreign withholding taxes. We expect to pay approximately $148.0 million in variable compensation related to 2017 performance in March and April 2018. In January 2018, we paid approximately $13.0 million in variable compensation that was deferred in prior years.

Cash flows provided by operating activities. In 2017, cash provided by operating activities was $70.0 million, principally reflecting net income net of non-cash charges of $21.1 million, an increase in accrued expenses of $18.3 million and a restructuring accrual of $13.0 million. The increae in accrued expenses primarily reflects approximately $148 million of current year bonus accruals partially offset by $128 million of bonus payments for 2016 made in early 2017.

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

Cash flows used in investing activities. Cash used in investing activities was $15.3 million for the year ended December 31, 2017, primarily due to capital expenditures of $14.0 million and purchases of available for sale securities of $2.3 million, partially offset by proceeds from the sale of available for sale securities of $1.4 million. The increase in capital expenditures is primarily the result of office build-outs and a global information technology update.

Cash used in investing activities was $27.8 million for the year ended December 31, 2016, primarily due to the acquisitions of JCA Group, DSI and Philosophy IB. This use of cash was partially offset by a reduction in restricted cash of $7.2 million primarily due to a release of funds for the retention bonuses paid to certain key executives related to the Senn Delaney acquisition.

Cash used in investing activities was $27.5 million in 2015, primarily due to capital expenditures of $16.4 million, the acquisition of Co Company for $10.3 million, and net purchases of available for sale securities of $0.8 million. Capital expenditures primarily related to office build outs or renovations for eight offices, of which $4.3 million was reimbursed as tenant improvement allowances and reflected as an operating activity. Our capital expenditures consist mostly of office build outs and investments in technology.

Cash flows used in financing activities. Cash used in financing activities in 2017 was $17.1 million due to cash dividend payments of $10.1 million, earnout payments related to the Co Company and Scambler MacGregor acquisitions of $4.6 million, and the payment of employee tax withholdings on equity transactions of $2.4 million. Gross proceeds and payments on the Company's line of credit were each $40.0 million during the year ended December 31, 2017.

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

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant, to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2017. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2017 and December 31, 2016, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the amount authorized for repurchases has been spent.

Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. The following table presents our known contractual obligations as of December 31, 2017 and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual obligations:
Operating lease obligations	$36.4	$31.1	$22.9	$18.9	$16.2	$22.6	$148.1
Asset retirement obligations (1)	0.4	0.3	0.2	0.6	0.1	1.3	2.9
Total	$36.8	$31.4	$23.1	$19.5	$16.3	$23.9	$151.0

(1) Represents the fair value of the obligation associated with the retirement of tangible long-lived assets, primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2017. The obligations related to these employee benefit plans are described in Note 11, Employee Benefit Plans, and Note 12, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $0.1 million as of December 31, 2017, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Goodwill and other intangible assets. We review goodwill for impairment annually. We also review goodwill and long-lived assets; including identifiable intangible assets for impairment whenever events or changes in circumstances indicate that it is more-likely-than-not that the fair value has fallen below the carrying amount of an asset. We review factors such as a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors to determine if an impairment test is necessary. Our annual impairment test begins with a qualitative assessment to determine whether it is necessary to perform a fair value based goodwill impairment test. The qualitative assessment includes evaluating whether events and circumstances indicate that it is more-likely-than-not that fair values of reporting units are greater than the carrying values. If the qualitative factors do not indicate that it is more-likely-than-not that the fair values of the reporting units are greater than the carrying values then we perform the fair value test.

The Company operates five reporting units: Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East; Leadership Consulting; and Culture Shaping. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of our reporting units, the outlook for the executive search industry, and the macroeconomic conditions affecting each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates and may result in a future impairment charge. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments. The fair value of the Asia Pacific reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. The Company continues to monitor potential triggering events including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance, specifically in relation to the Asia Pacific reporting unit. Any changes in these factors could result in an impairment charge. An impairment charge is recognized for the amount by which the carrying value of a the reporting unit exceeds its carrying amount, however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

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

Recent Financial Accounting Standards

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this guidance effective January 1, 2018. If the Company had adopted the guidance as of December 31,

2017, the beginning and ending balance of cash, cash equivalents and restricted cash for the year ended December 31, 2017 would have each increased by $0.6 million in the Condensed Consolidated Statement of Cash Flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company will adopt this guidance on January 1, 2019. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The standard is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018. Upon adoption, the Company will reclassify approximately $6.1 million of unrecognized gains on the Company's available for sale securities, which are currently included in accumulated other comprehensive income, to retained earnings. Future holding gains on the Company's available for sale securities will be recorded in earnings. During the year ended December 31, 2017, the Company had holding gains of approximately $2.7 million, prior to the reclassification of realized gains to earnings, on its available for sale securities, which would have been recognized in earnings under ASU 2016-01. The amount of future holding gains or losses is dependent upon market conditions and may substantially fluctuate between periods.

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

The Company continues to perform its evaluation of ASU No. 2014-09 and has made certain assessments regarding each of its primary revenue streams.

Executive Search - The Company’s executive search engagements involve the receipt of a retainer that is equal to approximately one-third of the estimated first year compensation for the position to be filled. If actual compensation of a placed candidate exceeds the original compensation estimate, the Company is often authorized to bill the client for one-third of the excess compensation. The Company refers to this excess compensation billing as uptick revenue. Currently, the Company recognizes uptick revenue upon the completion of the executive search at the point the uptick revenue becomes fixed and determinable. Under ASU No. 2014-09, uptick revenue is considered variable consideration and the Company will be required to estimate this revenue at contract inception. The Company has developed an estimation process utilizing the expected value method, incorporating historical uptick revenue realized in the Company’s geographic regions and industry practices, which will result in an initial recording of a contract’s uptick revenue that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Estimates of uptick revenue will be recognized using the same over time revenue recognition model the Company currently utilizes to recognize retainer revenue, and differences between the estimated and actual amount of uptick revenue will be recorded when known. Typically, revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the executive search arrangement. The Company is currently quantifying the required transition adjustment for the Executive Search revenue streams.

Leadership Consulting - The Company does not anticipate a significant change in revenue recognition as it relates to its leadership consulting engagements. Substantially all of the Company’s engagements will continue to be recognized over time although the identification of the performance obligations within any given engagement may differ from the Company’s current revenue recognition methodology.

Culture Shaping - The Company does not anticipate a significant change in revenue recognition as it relates to its culture shaping consulting engagements. Substantially all of the Company’s consulting engagements will continue to be recognized over time although the identification of the performance obligations within any given engagement may differ from the Company’s current revenue recognition methodology. The Company has concluded that licenses to use our proprietary culture shaping materials, which the Company refers to as enterprise agreements, generally contain a material right resulting in the recognition of this type of revenue over a longer period of time. The Company is currently quantifying the required transition adjustment.

Quarterly Financial Information (Unaudited)

The following table sets forth certain financial information for each quarter of 2017 and 2016. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2017				2016
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$140,006	$152,214	$159,800	$169,380	$130,189	$148,861	$143,519	$159,821
Operating income (loss)	6,638	(28,411)	14,022	(18,772)	3,868	11,694	12,006	7,665
Income (loss) before income taxes	4,094	(28,686)	14,263	(19,089)	3,989	11,781	12,388	9,608
Provision for income taxes	3,444	(10,438)	6,092	20,119	2,664	5,126	5,448	9,115
Net income (loss)	$650	$(18,248)	$8,171	$(39,208)	$1,325	$6,655	$6,940	$493
Basic earnings (loss) per common share	$0.03	$(0.97)	$0.44	$(2.09)	$0.07	$0.36	$0.37	$0.03
Diluted earnings (loss) per common share	$0.03	$(0.97)	$0.43	$(2.09)	$0.07	$0.35	$0.37	$0.01
Cash dividends paid per share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2017 net income by approximately $0.4 million. For financial information by segment, see Note 17, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heidrick & Struggles International, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We have also audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We have served as the Company’s auditor since 2002.
/s/ KPMG LLP
Chicago, Illinois
March 13, 2018

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$207,534	$165,011
Accounts receivable, net	98,700	93,191
Prepaid expenses	22,003	21,602
Other current assets	11,620	13,779
Income taxes recoverable	3,933	4,847
Total current assets	343,790	298,430
Non-current assets:
Property and equipment, net	39,514	35,099
Assets designated for retirement and pension plans	17,130	15,698
Investments	21,319	17,346
Other non-current assets	8,999	9,322
Goodwill	118,892	151,844
Other intangible assets, net	2,158	20,690
Deferred income taxes	35,402	33,073
Total non-current assets	243,414	283,072
Total assets	$587,204	$581,502
Current liabilities:
Accounts payable	$9,824	$7,952
Accrued salaries and employee benefits	177,426	155,523
Deferred revenue, net	31,272	28,367
Other current liabilities	40,346	24,133
Income taxes payable	6,924	4,617
Total current liabilities	265,792	220,592
Non-current liabilities:
Accrued salaries and employee benefits	40,308	34,993
Retirement and pension plans	44,802	39,039
Other non-current liabilities	23,597	28,288
Total non-current liabilities	108,707	102,320
Total liabilities	374,499	322,912
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,781,433 and 18,578,176 shares outstanding at December 31, 2017 and December 31, 2016, respectively	196	196
Treasury stock at cost, 804,344 and 1,007,601 shares at December 31, 2017 and December 31, 2016, respectively	(26,096)	(32,915)
Additional paid in capital	226,006	229,957
Retained earnings (deficit)	(716)	58,030
Accumulated other comprehensive income	13,315	3,322
Total stockholders’ equity	212,705	258,590
Total liabilities and stockholders’ equity	$587,204	$581,502

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	December 31,
	2017	2016	2015
Revenue:
Revenue before reimbursements (net revenue)	$621,400	$582,390	$531,139
Reimbursements	18,656	18,516	17,172
Total revenue	640,056	600,906	548,311
Operating expenses:
Salaries and employee benefits	434,219	400,070	369,385
General and administrative expenses	147,316	147,087	127,692
Impairment charges	50,722	—	—
Restructuring charges	15,666	—	—
Reimbursed expenses	18,656	18,516	17,172
Total operating expenses	666,579	565,673	514,249
Operating income (loss)	(26,523)	35,233	34,062
Non-operating income (expense):
Interest, net	385	244	(122)
Other, net	(3,280)	2,289	(2,386)
Net non-operating income (expense)	(2,895)	2,533	(2,508)
Income (loss) before income taxes	(29,418)	37,766	31,554
Provision for income taxes	19,217	22,353	14,422
Net income (loss)	(48,635)	15,413	17,132
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,853	(6,271)	(1,811)
Net unrealized gain (loss) on available-for-sale investments	2,660	1,035	(789)
Pension gain (loss) adjustment	480	(701)	714
Unrealized loss on cash flow hedge	—	—	(78)
Other comprehensive income (loss), net of tax	9,993	(5,937)	(1,964)
Comprehensive income (loss)	$(38,642)	$9,476	$15,168

Basic weighted average common shares outstanding	18,735	18,540	18,334
Dilutive common shares	—	498	381
Diluted weighted average common shares outstanding	18,735	19,038	18,715

Basic net income (loss) per common share	$(2.60)	$0.83	$0.93
Diluted net income (loss) per common share	$(2.60)	$0.81	$0.92
Cash dividends paid per share	$0.52	$0.52	$0.52

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	19,586	$196	1,346	$(44,261)	$232,075	$45,431	$11,223	$244,664
Net income	—	—	—	—	—	17,132	—	17,132
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,964)	(1,964)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	5,066	—	—	5,066
Vesting of equity, net of tax withholdings	—	—	(123)	4,094	(4,972)	—	—	(878)
Re-issuance of treasury stock	—	—	(17)	584	(135)	—	—	449
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,550)	—	(9,550)
Dividend equivalents on restricted stock units	—	—	—	—	—	(441)	—	(441)
Tax surplus related to stock-based compensation	—	—	—	—	324	—	—	324
Balance at December 31, 2015	19,586	196	1,206	(39,583)	232,358	52,572	9,259	254,802
Net income	—	—	—	—	—	15,413	—	15,413
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,937)	(5,937)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	6,393	—	—	6,393
Vesting of equity, net of tax withholdings	—	—	(167)	5,636	(8,324)	—	—	(2,688)
Re-issuance of treasury stock	—	—	(31)	1,032	(470)	—	—	562
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,668)	—	(9,668)
Dividend equivalents on restricted stock units	—	—	—	—	—	(287)	—	(287)
Balance at December 31, 2016	19,586	196	1,008	(32,915)	229,957	58,030	3,322	258,590
Net loss	—	—	—	—	—	(48,635)	—	(48,635)
Other comprehensive income, net of tax	—	—	—	—	—	—	9,993	9,993
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	4,935	—	—	4,935
Vesting of equity, net of tax withholdings	—	—	(188)	6,311	(8,716)	—	—	(2,405)
Re-issuance of treasury stock	—	—	(15)	508	(170)	—	—	338
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,762)	—	(9,762)
Dividend equivalents on restricted stock units	—	—	—	—	—	(349)	—	(349)
Balance at December 31, 2017	19,586	$196	805	$(26,096)	$226,006	$(716)	$13,315	$212,705

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows - operating activities:
Net income (loss)	$(48,635)	$15,413	$17,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,774	16,433	13,696
Deferred income taxes	(1,690)	2,394	(1,166)
Stock-based compensation expense	4,935	6,393	5,066
Accretion expense related to earnout payments	1,038	635	1,294
Impairment charges	50,722	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivables	(1,882)	(14,425)	(8,714)
Accounts payable	1,474	941	810
Accrued expenses	18,330	(909)	37,207
Restructuring accrual	13,025	—	—
Deferred revenue	2,010	(1,672)	(236)
Income taxes (payable) recoverable, net	3,381	1,184	(3,257)
Retirement and pension plan assets and liabilities	3,065	4,215	(1,142)
Prepaid expenses	797	(2,330)	(4,388)
Other assets and liabilities, net	5,626	(3,449)	1,281
Net cash provided by operating activities	66,970	24,823	57,583
Cash flows - investing activities:
Restricted cash	(3)	7,228	—
Acquisition of business, net of cash acquired	(364)	(27,722)	(10,312)
Capital expenditures	(14,022)	(5,351)	(16,427)
Purchases of available for sale investments	(2,269)	(2,475)	(1,526)
Proceeds from sale of available for sale investments	1,404	535	758
Net cash used in investing activities	(15,254)	(27,785)	(27,507)
Cash flows - financing activities:
Proceeds from line of credit	40,000	—	—
Payments on line of credit	(40,000)	—	(29,500)
Debt issuance costs	—	—	(473)
Cash dividends paid	(10,111)	(9,955)	(9,991)
Payment of employee tax withholdings on equity transactions	(2,392)	(2,676)	(878)
Acquisition earnout payments	(4,557)	(7,461)	(5,496)
Net cash used in financing activities	(17,060)	(20,092)	(46,338)
Effect of exchange rates fluctuations on cash and cash equivalents	7,867	(2,387)	(4,638)
Net increase (decrease) in cash and cash equivalents	42,523	(25,441)	(20,900)
Cash and cash equivalents at beginning of period	165,011	190,452	211,352
Cash and cash equivalents at end of period	$207,534	$165,011	$190,452
Supplemental Schedule of Non-cash Financing Activities:
Term loan facility retirement (Note 10)	$—	$—	$(26,500)
Subsequent drawing on line of credit (Note 10)	$—	$—	$26,500
Supplemental disclosures of cash flow information
Cash paid for
Income taxes	$14,814	$16,817	$16,936
Interest	$193	$41	$442
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

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2017 and 2016, the Company had no significant concentrations of risk.

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

Leasehold improvements are depreciated over the lesser of the lease term or life of the asset improvement, which typically range from three to ten years.

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

Available-for-sale investments are reported at fair value with changes in unrealized gains (losses) recorded as a separate component of Accumulated other comprehensive income in the Consolidated Balance Sheets until realized. Realized gains (losses) resulting from an employee’s termination from the Plan are recorded as a non-operating expense in Other, net in the Consolidated Statements of Comprehensive Income (Loss).

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Other intangible assets include client relationships and employee non-compete agreements. The Company performs assessments of the carrying value of goodwill at least annually and of its goodwill and other intangible assets whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates five reporting units: Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East; Leadership Consulting; and Culture Shaping. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

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

Net revenue associated with culture shaping services is recognized proportionally as services are performed. Net revenue associated with licenses to use our culture shaping proprietary materials is typically recognized over the term of the arrangement.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	December 31,
	2017	2016	2015
Net income (loss)	$(48,635)	$15,413	$17,132
Weighted average shares outstanding:
Basic	18,735	18,540	18,334
Effect of dilutive securities:
Restricted stock units	—	347	234
Performance stock units	—	151	147
Diluted	18,735	19,038	18,715
Basic earnings (loss) per share	$(2.60)	$0.83	$0.93
Diluted earnings (loss) per share	$(2.60)	$0.81	$0.92

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

Restricted Cash

The Company has lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements, which extend through 2019. During 2016, the Company paid certain key executives of Senn Delaney a $6.5 million retention bonus out of restricted cash for remaining with the Company for three years subsequent to the acquisition. As of December 31, 2017 and 2016, the total restricted cash was $0.6 million and $0.6 million, respectively. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, on the Consolidated Balance Sheet.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company currently does not include restricted cash amounts in the beginning and ending cash amounts and will change the presentation of the cash flow statement to include restricted cash in the beginning and ending cash totals. The standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted.

The Company will adopt this guidance effective January 1, 2018. If the Company had adopted the guidance as of December 31, 2017, the beginning and ending balance of cash, cash equivalents and restricted cash for the year ended December 31, 2017 would have each increased by $0.6 million in the Condensed Consolidated Statement of Cash Flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The standard is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this guidance effective January 1, 2018. Upon adoption, the Company will reclassify approximately $6.1 million of unrecognized gains on the Company's available for sale securities, which are currently included in accumulated other comprehensive income, to retained earnings. Future holding gains on the Company's available for sale securities will be recorded in earnings. During the year ended December 31, 2017, the Company had holding gains of approximately $2.7 million prior to the reclassification of realized gains to earnings, on its available for sale securities, which would have been recognized in earnings under ASU 2016-01. The amount of future holding gains or losses is dependent upon market conditions and may substantially fluctuate between periods.

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

The Company continues to perform its evaluation of ASU No. 2014-09 and has made certain assessments regarding each of its primary revenue streams.

Executive Search - The Company’s executive search engagements involve the receipt of a retainer that is equal to approximately one-third of the estimated first year compensation for the position to be filled. If actual compensation of a placed candidate exceeds the original compensation estimate, the Company is often authorized to bill the client for one-third of the excess compensation. The Company refers to this excess compensation billing as uptick revenue. Currently, the Company recognizes uptick revenue upon the completion of the executive search at the point the uptick revenue becomes fixed and determinable. Under ASU No. 2014-09, uptick revenue is considered variable consideration and the Company will be required to estimate this revenue at contract inception. The Company has developed an estimation process utilizing the expected value method, incorporating historical uptick revenue realized in the Company’s geographic regions and industry practices, which will result in an initial recording of a contract’s uptick revenue that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Estimates of uptick revenue will be recognized using the same over time revenue recognition model the Company currently utilizes to recognize retainer revenue, and differences between the estimated and actual amount of uptick revenue will be recorded when known.

Typically, revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the executive search arrangement. The Company is currently quantifying the required transition adjustment for the Executive Search revenue streams.

Leadership Consulting - The Company does not anticipate a significant change in revenue recognition as it relates to its leadership consulting engagements. Substantially all of the Company’s engagements will continue to be recognized over time although the identification of the performance obligations within any given engagement may differ from the Company’s current revenue recognition methodology.

Culture Shaping - The Company does not anticipate a significant change in revenue recognition as it relates to its culture shaping consulting engagements. Substantially all of the Company’s consulting engagements will continue to be recognized over time although the identification of the performance obligations within any given engagement may differ from the Company’s current revenue recognition methodology. The Company has concluded that licenses to use our proprietary culture shaping materials, which the Company refers to as enterprise agreements, generally contain a material right resulting in the recognition of this type of revenue over a longer period of time. The Company is currently quantifying the required transition adjustment.

Recently Adopted Financial Accounting Standards

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

3.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2017	2016	2015
Balance at January 1,	$2,575	$5,376	$3,942
Provision charged to income	963	1,407	2,772
Write-offs	(1,134)	(4,106)	(1,140)
Foreign currency translation	130	(102)	(198)
Balance at December 31,	$2,534	$2,575	$5,376

4.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2017	2016
Leasehold improvements	$48,216	$42,891
Office furniture, fixtures and equipment	17,732	16,677
Computer equipment and software	28,300	30,186
Property and equipment, gross	94,248	89,754
Accumulated depreciation	(54,734)	(54,655)
Property and equipment, net	$39,514	$35,099

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $10.4 million, $9.4 million, and $8.8 million, respectively.

5.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 6, Fair Value Measurements). The fair value for these investments was $21.3 million and $17.3 million as of December 31, 2017 and 2016, respectively. The aggregate cost basis for these investments was $14.6 million and $13.3 million as of December 31, 2017 and 2016, respectively.

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

The following tables provide a summary of the fair value measurements at December 31, 2017 and 2016 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2017
U.S. non-qualified deferred compensation plan	$21,319	$—	$—	$21,319
Assets designated for retirement and pension plans	—	18,590	—	18,590
Pension benefit obligation	—	(23,886)	—	(23,886)
Acquisition earnout accruals	—	—	(7,213)	(7,213)
	$21,319	$(5,296)	$(7,213)	$8,810

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2016
U.S. non-qualified deferred compensation plan	$17,346	$—	$—	$17,346
Assets designated for retirement and pension plans	—	16,979	—	16,979
Pension benefit obligation	—	(22,128)	—	(22,128)
Acquisition earnout accruals	—	—	(10,991)	(10,991)
	$17,346	$(5,149)	$(10,991)	$1,206

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities are accruals for future earnout payments related to prior year acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2017 and 2016 based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the year ended December 31, 2017.

Acquisition Earnout Accruals
Balance at December 31, 2016	$(10,991)
Earnout accretion	(1,038)
Earnout payments	4,557
Philosophy IB earnout adjustment (Note 7)	705
Foreign currency translation	(446)
Balance at December 31, 2017	$(7,213)

7.	Acquisitions

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

On September 1, 2016 the Company acquired substantially all of the assets of Philosophy IB, LLP ("Philosophy IB"), a New Jersey-based leadership, organization development and management consulting firm. The former owners of Philosophy IB are eligible to receive additional cash consideration based on two components: achieving revenue milestones generated from its software products from September 2016 through August 2019 and percentage of consulting revenue achieved over the period September 2016 to August 2019, subject to a profitability test. During the three months ended September 30, 2017, the Company determined that the software and consulting revenue targets for the period from September 2016 to August 2017, or first installment, would not be achieved. As such, the Company reduced the first installment earnout accrual by $0.7 million.

8.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	December 31, 2017	December 31, 2016
Executive Search
Americas	$88,690	$88,101
Europe	44,407	42,599
Asia Pacific	9,302	8,893
Total Executive Search	142,399	139,593
Leadership Consulting	6,940	6,534
Culture Shaping	29,317	29,224
Goodwill, gross	178,656	175,351
Accumulated impairment	(59,764)	(23,507)
Goodwill, net	$118,892	$151,844

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Leadership Consulting	Culture Shaping	Total
Gross balance at December 31, 2014	$82,270	$23,507	$10,255	$—	$29,651	$145,683
Accumulated goodwill impairment	—	(23,507)	—	—	—	(23,507)
Net balance at December 31, 2014	82,270	—	10,255	—	29,651	122,176
Co Company acquisition	—	10,745	—	—	—	10,745
Exchange rate fluctuations	(644)	—	(1,044)	—	(111)	(1,799)
Net balance at December 31, 2015	81,626	10,745	9,211	—	29,540	131,122
DSI acquisition	5,673	—	—	—	—	5,673
Philosophy IB acquisition	2,357	—	—	—	—	2,357
JCA acquisition	—	15,769	—	—	—	15,769
Segment reallocation (1)	(1,670)	(4,517)	(347)	6,534	—	—
Exchange rate fluctuations	115	(2,905)	29	—	(316)	(3,077)
Net balance at December 31, 2016	88,101	19,092	8,893	6,534	29,224	151,844
Philosophy IB acquisition	357	—	—	7	—	364
Exchange rate fluctuations	232	1,808	409	399	93	2,941
Impairment	—	—	—	(6,940)	(29,317)	(36,257)
Net balance at December 31, 2017	$88,690	$20,900	$9,302	$—	$—	$118,892

(1)
Due to the Company's change in segment reporting during the year ended December 31, 2016, goodwill amounts included in the Company's Americas, Europe and Asia Pacific segments in the prior year have been reallocated to the Leadership Consulting segment utilizing the relative fair value method.

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

The Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other in conjunction with its impairment evaluation during the three months ended June 30, 2017. Under the adopted guidance, Step 2 of the goodwill impairment test is eliminated. Instead, the goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Culture Shaping reporting unit was impaired, which resulted in an impairment charge of $29.3 million to write-off all of the goodwill. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss). The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

During the 2017 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2017 in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

The impairment test is considered for each of the Company’s reporting units that have goodwill as defined in the accounting standard for goodwill and intangible assets. The Company operates five reporting units: Americas; Europe, which includes Africa; Asia Pacific, which includes the Middle East; Leadership Consulting; and Culture Shaping. No annual impairment test was conducted for the Culture Shaping reporting unit as all goodwill associated with this reporting unit was impaired during the three months ended June 30, 2017.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of each of its reporting units with goodwill. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit, and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; and (4) other factors.

Based on the results of the impairment analysis, the fair values of the Americas, Europe and Asia Pacific reporting units exceeded their carrying values by 180%, 38% and 7%, respectively. The Leadership Consulting impairment analysis indicated that the book value of the reporting unit was in excess of its fair value, which resulted in an impairment charge of approximately $6.9 million to write-off all of the goodwill associated with the reporting unit. Throughout the year, the Company was continually evaluating the results of its Leadership Consulting business, including Philosophy IB failing to achieve targets outlined in its earnout agreement and the potential impact of the conclusion of the Co Company earnout on the reporting unit. In the fourth quarter, the Company finalized its assessment of these events and its forecast for the Leadership Consulting reporting unit in future years. The forecast for the Leadership Consulting reporting unit indicated significant uncertainty around the pace and timing of growth in profitability in the Leadership Consulting reporting unit as the Company invests in talent and service offerings, which resulted in the impairment of the Leadership Consulting goodwill. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

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

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	December 31, 2017	December 31, 2016
Executive Search
Americas	$252	$501
Europe	1,799	2,937
Asia Pacific	107	127
Total Executive Search	2,158	3,565
Leadership Consulting	—	6,223
Culture Shaping	—	10,902
Total Other Intangible Assets, Net	$2,158	$20,690

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

As noted above, due to the uncertainty around the pace and timing of growth in profitability in the Leadership Consulting reporting unit as the Company invests in talent and service offerings, the Company identified a triggering event for its Leadership Consulting intangible assets and performed an impairment evaluation as of October 31, 2017.

These analyses were conducted in accordance with accounting guidance on fair value measurements taking into consideration Level 3 inputs, primarily consisting of discounted cash flow and replacement cost methodologies. Based on these evaluations, the Company recorded an impairment charge related to its Culture Shaping client relationships, trade name, software and non-compete intangible assets of $9.9 million during the year ended December 31, 2017. The Company also recorded an impairment charge related to its Leadership Consulting client relationships, software and non-compete intangible assets of $4.6 million during the year ended December 31, 2017. These impairment charges are recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017. The impairments were non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2017			December 31, 2016
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	7.9	$13,703	$(11,612)	$2,091	$33,299	$(21,653)	$11,646
Trade name	0.0	459	(459)	—	9,436	(4,465)	4,971
Software	0.0	—	—	—	7,200	(4,114)	3,086
Non-compete	2.0	230	(163)	67	974	(423)	551
Technology	0.0	—	—	—	604	(168)	436
Total intangible assets	7.7	$14,392	$(12,234)	$2,158	$51,513	$(30,823)	$20,690

Intangible asset amortization expense for the years ended December 31, 2017, 2016, and 2015 was $4.4 million , $7.1 million and $4.9 million respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2017 for the years ended December 31st is as follows:

2018	$968
2019	507
2020	294
2021	194
2022	129
Thereafter	66
Total	$2,158

9.	Other Current and Non-Current Liabilities

The components of other current liabilities are as follows:

	December 31, 2017	December 31, 2016
Restructuring charges	$13,023	$—
Other	27,323	24,133
Total other current liabilities	$40,346	$24,133

The components of other non-current liabilities are as follows:

	December 31, 2017	December 31, 2016
Premise related costs	$18,360	$18,188
Accrued earnout payments	3,076	8,518
Restructuring charges	10	—
Other	2,151	1,582
Total other non-current liabilities	$23,597	$28,288

10.	Line of Credit

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

Borrowings under the Replacement Facility may be used for working capital, capital expenditures, Permitted Acquisitions (as defined in the Credit Agreement) and for other general purposes of the Company and its subsidiaries. The obligations under the Replacement Facility are guaranteed by certain of the Company's subsidiaries.

During the three months ended March 31, 2017, the Company borrowed $40 million under the Restated Credit Agreement and elected the Adjusted LIBOR rate. The Company subsequently repaid $15 million during the three months ended March 31, 2017 and $25 million during the three months ended June 30, 2017.

As of December 31, 2017 and 2016, the Company had no outstanding borrowings under the Restated Credit Agreement and the Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

During the three months ended March 31, 2018, the Company borrowed $20 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate.

11.	Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar for dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the years ended December 31, 2017 and December 31, 2016. The Company matched employee contributions up to the greater of $5,500, or 5.5%, of eligible compensation for the year ended December 31, 2015. Beginning in 2016, employees are eligible for the Company match immediately provided that they are working on the last day of the Plan year in which the match is made. Previously, employees were eligible for the Company match after satisfying a one year service requirement provided that they were working on the last day of the Plan year in which the match was made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created annually by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2017, 2016, and 2015. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2017, 2016, and 2015 was $5.6 million, $4.8 million and $3.3 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material, and, therefore additional disclosure has not been presented. The balances associated with these plans have been reported in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015 and in the Consolidated Balance Sheets as of December 31, 2017 and 2016.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2017 and 2016, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $19.2 million and $14.9 million, at December 31, 2017 and 2016, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2017 and 2016.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2017 and 2016, the total amounts deferred under the plan were $2.2 million and $2.4 million , respectively, all of which was funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2017 and 2016.

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

	2017	2016
Benefit obligation at January 1,	$22,128	$22,388
Interest cost	362	453
Actuarial (gain) loss	(371)	1,178
Benefits paid	(1,453)	(1,198)
Cumulative translation adjustment	3,220	(693)
Benefit obligation at December 31,	$23,886	$22,128

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2017	2016
Current liabilities	$1,461	$1,281
Noncurrent liabilities	22,425	20,847
Total	$23,886	$22,128

The accumulated benefit obligation amounts at December 31, 2017 and 2016 are $23.9 million million and $22.1 million million, respectively.

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2017	2016	2015
Net period benefit cost:
Interest cost	$362	$453	$436
Amortization of net loss	111	17	72
Net periodic benefit cost	$473	$470	$508
Weighted average assumptions
Discount rate (1)	1.49%	2.15%	1.82%
Rate of compensation increase	—%	—%	1.75%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2017	2016	2015
Discount rate (1)	1.64%	1.53%	2.15%
Rate of compensation increase	—%	—%	—%
Measurement Date	12/31/2017	12/31/2016	12/31/2015

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2017 and 2016 that had not yet been recognized as components of net periodic benefit cost were $3.7 million and $3.6 million, respectively. As of December 31, 2017, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2018.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 6, Fair Value Measurements). The fair value at December 31, 2017 and 2016 was $18.6 million million and $17.0 million, respectively. The expected contribution to be paid into the plan in 2018 is $1.5 million.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2017 and 2016, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

2018	$1,461
2019	1,451
2020	1,437
2021	1,421
2022	1,401
2023 through 2027	6,573

13.	Stock-Based Compensation

The Company's 2012 Heidrick & Struggles GlobalShare Program ( the "2012 Program') provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan.

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of December 31, 2017, 1,744,266 awards have been issued under the 2012 Program and 797,453 shares remain available for future awards, which includes 541,719 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

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

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2017	2016	2015
Salaries and employee benefits	$4,597	$5,830	$4,616
General and administrative expenses	338	563	450
Income tax benefit related to stock-based compensation included in net income	1,948	2,523	1,856

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period. For awards requiring satisfaction of service and performance conditions, compensation expense is recognized using a graded vesting attribution method.

Restricted stock unit activity as of December 31, 2017, 2016, and 2015:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2014	462,717	$18.07
Granted	184,541	23.94
Vested and converted to common stock	(146,307)	18.80
Forfeited	(27,016)	20.74
Outstanding on December 31, 2015	473,935	19.98
Granted	207,405	22.92
Vested and converted to common stock	(119,455)	20.02
Forfeited	(24,612)	22.81
Outstanding on December 31, 2016	537,273	20.97
Granted	243,306	24.18
Vested and converted to common stock	(217,028)	21.39
Forfeited	(72,397)	24.05
Outstanding on December 31, 2017	491,154	21.92

As of December 31, 2017, there was $2.8 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 1.8 years.

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

Performance share unit activity as of December 31, 2017, 2016, and 2015:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2014	229,170	$17.06
Granted	59,221	23.64
Vested and converted to common stock	(13,397)	20.62
Forfeited	(2,970)	20.62
Outstanding on December 31, 2015	272,024	18.28
Granted	125,388	22.98
Vested and converted to common stock	(160,600)	15.51
Forfeited	—	—
Outstanding on December 31, 2016	236,812	22.64
Granted	88,415	23.83
Vested and converted to common stock	(70,652)	19.65
Forfeited	(68,684)	24.07
Outstanding on December 31, 2017	185,891	23.82

As of December 31, 2017, there was $1.1 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.3 years.

14.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2017 are summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2016	$3,429	$2,290	$(2,397)	$3,322
Other comprehensive income before classification, net of tax	3,108	6,853	383	10,344
Amount reclassified from AOCI (1)	(448)	—	97	(351)
Net current period other comprehensive income	2,660	6,853	480	9,993
Balance at December 31, 2017	$6,089	$9,143	$(1,917)	$13,315

(1)
Available-for-Sale Securities and Pension reclassifications from AOCI are included in Other, net and Salaries and employee benefits, respectively, in the Consolidated Statement of Comprehensive Income (Loss).

15.	Restructuring

Restructuring Charges

In 2017, the Company recorded restructuring charges of $15.7 million in connection with initiatives to reduce overall costs and improve operational efficiencies. The primary components of the restructuring include: the elimination of two executive officer roles for a flatter leadership structure; a workforce reduction as the firm aligns its support resources to better meet operational needs and recognize synergies with the combination of Leadership Consulting and Culture Shaping; a reduction of the firm’s real estate expenses and support costs by consolidating or closing three of its locations across its global footprint; and the acceleration of future expenses under certain contractual obligations.

These charges consist of $13.1 million of employee-related costs, including severance associated with reductions in our workforce of 251 employees globally, $2.3 million of other professional and consulting fees and $0.3 million of expenses associated with closing three office locations. Restructuring charges by operating segment for the year ended December 31, 2017 are as follows:

Restructuring Charges
Executive Search
Americas	$784
Europe	3,993
Asia Pacific	2,046
Total Executive Search	6,823
Leadership Consulting	913
Culture Shaping	2,480
Global Operations Support	5,450
Total restructuring	$15,666

The accrued restructuring charges at December 31, 2017 primarily consists of employee-related costs that require cash payments based on individual severance agreements, real estate leases that require cash payments through the lease terms reduced by sublease income and other professional fees. These accruals are included within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets at December 31, 2017.

The table below outlines the restructuring charges along with related cash payments for the year ended December 31, 2017:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2016	$—	$—	$—	$—
Restructuring charges	13,065	308	2,293	15,666
Cash payments	(1,199)	(5)	(1,282)	(2,486)
Non cash write-offs	—	(155)	—	(155)
Accrual balance at December 31, 2017	$11,866	$148	$1,011	$13,025

16.	Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2017	2016	2015
United States	$(28,577)	$30,696	$26,550
Foreign	(841)	7,070	5,004
Income (loss) before income taxes	$(29,418)	$37,766	$31,554

The provision for (benefit from) income taxes are as follows:

	December 31,
	2017	2016	2015
Current
Federal	$10,107	$12,261	$8,598
State and local	2,372	3,219	1,697
Foreign	8,257	5,668	4,911
Current provision for income taxes	20,736	21,148	15,206
Deferred
Federal	5,642	727	(1,551)
State and local	(2,951)	(370)	(180)
Foreign	(4,210)	848	947
Deferred provision (benefit) for income taxes	(1,519)	1,205	(784)
Total provision for income taxes	$19,217	$22,353	$14,422

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 35% is as follows:

	December 31,
	2017	2016	2015
Income tax provision (benefit) at the statutory U.S. federal rate	$(10,296)	$13,218	$11,044
State income tax provision (benefit), net of federal tax benefit	(593)	1,904	1,272
Nondeductible expenses, net	3,282	1,410	262
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	5,465	(2,133)	368
Establishment (release) of valuation allowance	(3,200)	340	—
U.S. tax on foreign dividends	—	5,898	1,120
Current/deferred true-up	567	1,226	241
Tax reform	23,732	—	—
Other, net	260	490	115
Total provision for income taxes	$19,217	$22,353	$14,422

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2017	2016
Deferred tax assets attributable to:
Foreign net operating loss carryforwards	$31,960	$26,902
Accrued compensation and employee benefits	15,809	18,625
Deferred compensation	13,600	17,851
Foreign tax credit carryforwards	8,128	12,112
Accrued rent	3,607	5,113
Other accrued expenses	2,179	3,388
Deferred tax assets, before valuation allowance	75,283	83,991
Valuation allowance	(35,624)	(25,020)
Deferred tax assets, after valuation allowance	39,659	58,971
Deferred tax liabilities attributable to:
Goodwill	306	17,130
Taxes provided on unremitted earnings	129	3,331
Depreciation on property and equipment	3,216	4,723
Other	606	966
Deferred tax liabilities	4,257	26,150
Net deferred tax assets	$35,402	$32,821

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

The valuation allowance increased from $25.0 million at December 31, 2016 to $35.6 million at December 31, 2017. The valuation allowance at December 31, 2017 was related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2017, the Company had a net operating loss carryforward of $126.0 million related to its foreign tax filings and $0.1 million related to its U.S. state tax filings. Of the $126.0 million net operating loss carryforward, $95.4 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also has a foreign tax credit carryforward of $8.1 million subject to a valuation allowance of $8.1 million recorded as a result of the Tax Reform Act described below.

At December 31, 2016, the Company had a net operating loss carryforward of $101.7 million related to its foreign tax filings and $0.5 million related to its U.S. state tax filings. Of the $101.7 million net operating loss carryforward, $79.9 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also had a foreign tax credit carryforward of $12.1 million, expiring in 2017 through 2025.

As of December 31, 2017, the Company had unremitted earnings held in its foreign subsidiaries of approximately $74.1 million, of which the company has provided $1.6 million of tax on $15.7 million of earnings that are intended to be remitted. The Company did not recognize a tax liability for income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely, net of any allowable deductions. An estimate of these taxes; however, is not practicable. A tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

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

As of January 1, 2017, the Company had $1.0 million of unrecognized tax benefits. As of December 31, 2017, the Company had $0.7 million of unrecognized tax benefits of which, if recognized, would be recorded as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2017	2016	2015
Gross unrecognized tax benefits at January 1,	$1,038	$130	$143
Gross increases for tax positions of prior years	167	2,146	22
Gross decreases for tax positions of prior years	—	(4)	(15)
Settlements	(465)	(1,234)	(20)
Lapse of statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31,	$740	$1,038	$130

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2014 through 2016 are subject to examination by the state taxing authorities. The years 2014 and 2016 are subject to examination by the federal taxing authority. There are certain foreign jurisdictions that are subject to examination for years prior to 2014.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next twelve months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2018.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are $0.1 million as of December 31, 2017.

The “Tax Cuts and Jobs Act” was enacted in December 22, 2017. Certain changes of the 2017 Tax Reform Act to the U.S tax code include: permanently reducing the corporate tax rate from 35% to a flat 21% for tax years beginning after December 31, 2017. The Tax Act includes the Transition Tax ‘Toll Charge’ and two additions to the tax base erosion: the global intangible low-taxed income (“GILTI”) of U.S. shareholders of CFCs, and the base-erosion and anti-abuse tax (“BEAT”).

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a $14.2 million tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. As a result of the changes in the Tax Reform Act, the Company also reduced its deferred tax assets by $1.4 million.

The Tax Reform Act provided for a one-time deemed mandatory repatriation (“Toll Tax”) of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company does not have undistributed foreign subsidiary E&P and therefore did not record a Toll Tax liability for the year ended December 31, 2017.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018, due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

 The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities, foreign earnings intended to be remitted, and the tax on foreign earnings intended to be remitted. The Company has included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

17.	Segment Information

In the fourth quarter of 2016, the Company restructured its operating segments. Given the significant growth of the Company's Leadership Consulting service line, the Company's chief operating decision maker began to regularly assess performance and make resource allocation decisions separately for Executive Search and Leadership Consulting. Therefore, the Company now reports Executive Search and Leadership Consulting as separate operating segments. Previously reported operating segment results for the year ended December 31, 2015 have been recast to conform to the new operating segment structure.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2017	2016	2015
Revenue
Executive Search
Americas	$339,793	$313,292	$294,606
Europe	125,346	108,754	92,135
Asia Pacific	86,905	85,319	89,026
Total Executive Search	552,044	507,365	475,767
Leadership Consulting	41,227	38,806	19,045
Culture Shaping	28,129	36,219	36,327
Revenue before reimbursements	621,400	582,390	531,139
Reimbursements	18,656	18,516	17,172
Total revenue	$640,056	$600,906	$548,311

Operating Income (Loss)
Executive Search
Americas (1)	$81,531	$73,857	$68,043
Europe (2)	2,038	6,851	3,644
Asia Pacific (3)	2,128	4,799	5,909
Total Executive Search	85,697	85,507	77,596
Leadership Consulting (4)	(15,614)	(1,495)	(1,847)
Culture Shaping (5)	(41,818)	(1,558)	4,913
Total segments	28,265	82,454	80,662
Global Operations Support (6)	(54,788)	(47,221)	(46,600)
Total operating income (loss)	$(26,523)	$35,233	$34,062

Depreciation and Amortization
Executive Search
Americas	$4,661	$3,892	$3,858
Europe	3,207	2,478	1,530
Asia Pacific	1,579	1,774	1,383
Total Executive Search	9,447	8,144	6,771
Leadership Consulting	2,240	2,501	393
Culture Shaping	1,646	4,341	4,520
Total segments	13,333	14,986	11,684
Global Operation Support	1,441	1,447	2,012
Total depreciation and amortization	$14,774	$16,433	$13,696

Capital Expenditures
Executive Search
Americas	$7,123	$2,221	$7,334
Europe	1,460	835	890
Asia Pacific	2,633	3,346	1,030
Total Executive Search	11,216	6,402	9,254
Leadership Consulting	470	380	330
Culture Shaping	702	279	95
Total segments	12,388	7,061	9,679
Global Operation Support	3,298	1,321	6,184
Total capital expenditures	$15,686	$8,382	$15,863

(1)	Operating income for the Americas includes $0.8 million of restructuring charges in 2017.

(2)	Operating income for Europe includes $4.0 million of restructuring charges in 2017.

(3)	Operating income for Asia Pacific includes $2.0 million of restructuring charges in 2017.

(4)	Operating loss for Leadership Consulting includes $11.6 million of impairment charges and $0.9 million of restructuring charges in 2017.

(5)	Operating loss for Culture Shaping includes $39.2 million of impairment charges and $2.5 million of restructuring charges in 2017.

(6)	Operating loss for Global Operations Support includes $5.5 million of restructuring charges in 2017.

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2017	2016
Current assets
Executive Search
Americas	$171,985	$147,070
Europe	84,405	54,153
Asia Pacific	55,196	60,704
Total Executive Search	311,586	261,927
Leadership Consulting	16,025	15,737
Culture Shaping	15,091	19,059
Total segments	342,702	296,723
Global Operations Support	1,088	1,707
Total allocated current assets	343,790	298,430
Unallocated non-current assets	122,364	110,538
Goodwill and other intangible assets, net
Executive Search
Americas	88,942	88,602
Europe	22,699	22,029
Asia Pacific	9,409	9,020
Total Executive Search	121,050	119,651
Leadership Consulting	—	12,757
Culture Shaping	—	40,126
Total goodwill and other intangible assets, net	121,050	172,534
Total assets	$587,204	$581,502

18.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2019. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding bank guarantees is approximately $2.6 million as of December 31, 2017. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

19.	Commitments and Contingencies

Operating Leases

The Company leases office space in 49 cities in 24 countries. The terms of these office-related leases provide that the Company pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2026. The Company also leases certain computer equipment and cars, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, maintenance costs, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2017, 2016, and 2015 was $32.2 million, $30.8 million, and $29.6 million, respectively.

Minimum future operating lease payments due in each of the next five years and thereafter are as follows:

2018	$36,386
2019	31,121
2020	22,869
2021	18,860
2022	16,229
Thereafter	22,600
Total	$148,065

The aggregate minimum future payments on office leases are $145.1 million. The Company has contractual arrangements to receive aggregate sublease income of $0.6 million related to certain leases that expire at various dates through 2019. This sublease income primarily relates to properties that were part of prior office consolidations and closings.

Certain leases provide for renewal options and payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

The Company has an obligation at the end of the lease term to return certain offices to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $2.9 million and $2.6 million of asset retirement obligations as of December 31, 2017 and 2016, respectively.

In 2017, the Company began vacating three offices as a result of the restructuring plan to reduce overall costs and improve efficiencies in the Company's operations.

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

The Company has recorded $1.5 million related to the Pay as You Earn tax and Class 1 National Insurance Contributions and the respective beneficiary reimbursements as a component of Salaries and employee benefits in the Condensed Consolidated Statement of Comprehensive Income (Loss). Inheritance tax and interest expense of $2.4 million incurred as a result of the settlement is recorded as a component of Other, net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

During the three months ended June 30, 2017, the Company made payments of approximately £5.4 million (equivalent to $6.9 million on the payment date) related to the Pay as You Earn tax, and received reimbursement of £2.0 million (equivalent to $2.6 million on the reimbursement date) from the beneficiaries under the Employee Benefits Trust. Approximately £0.3 million (equivalent to $0.4 million) of reimbursements related to beneficiary-owed Pay as You Earn tax is outstanding at December 31, 2017.

20.	Subsequent Events

On January 4, 2018, the Company acquired Amrop A/S ("Amrop"), a Denmark-based provider of executive search, succession planning and coaching services for 24.3 million Danish Krones (equivalent to $3.9 million on the acquisition date) of initial consideration. The former owners of Amrop are expected to receive additional cash consideration of 28.0 million Danish Krones (equivalent to $4.5 million on the acquisition date) based on fee revenue generated by the business during the two-year period following the completion of the acquisition. However, the actual amount of additional cash consideration cannot be determined at this time. The transaction was financed with cash.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K as of December 31, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance will be in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2018 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2017, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our 2012 Heidrick & Struggles GlobalShare Program (See Note 13, Stock-Based Compensation).

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	685,922	(1)	$33.79	797,453
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	685,922		$33.79	797,453

(1)	Includes 491,154 restricted stock units, 185,891 performance stock units at their target levels and 8,877 options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

 2.    Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of the Registrant's Form 8-K filed May 30, 2017)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

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

10.32	Business Protection Agreement by and between Heidrick & Struggles (UK) Limited and Mr. Colin Price (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed January 19, 2017.)**

10.33	2012 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated May 28, 2014)**

10.34	Earn Out Buyout Agreement of Colin Price (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed June 20, 2017)

10.35	Employment Agreement of Krishnan Rajagopalan (Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed September 21, 2017)**

10.36	Agreement Regarding Equity Awards of Tracy R. Wolstencroft (Incorporate by reference to Exhibit 99.2 of the Registrant's Form 8-K filed September 21, 2017)

10.37
Share Purchase Agreement, dated September 19, 2017 for the sale and purchase of the entire issued share capital of Amrop A/S, Porma AP, and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed September 28, 2017)

10.38	Memorandum of Clarification relating to the Share Purchase Agreement of JCA made on August 4, 2016 (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed November 15, 2017)

10.39	Separation Agreement of Stephen W. Beard (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed January 5, 2018)

10.40	Separation Agreement of Michael Marino (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed January 5, 2018)

10.41	Employment Agreement of Kamau Coar (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed January 10, 2018)**

10.42	Employment Agreement of Andrew LeSueur (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed January 10, 2018)**

10.43	Amended and Restated Management Severance Pay Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed January 10, 2018)

10.44	Leadership Changes (Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed February 5, 2018)

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**    Denotes a management contract or compensatory plan or arrangement.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/s/ Stephen A. Bondi
By:	Stephen A. Bondi
Title:	Vice President, Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2018.

Signature	Title

/s/ Krishnan Rajagopalan	Chief Executive Officer & Director
Krishnan Rajagopalan (Principal Executive Officer)

/s/ Richard W. Pehlke	Executive Vice President & Chief Financial Officer
Richard W. Pehlke (Principal Financial Officer)

/s/ Stephen A. Bondi	Vice President, Controller
Stephen A. Bondi (Principal Accounting Officer)

/s/ Elizabeth L. Axelrod	Director
Elizabeth L. Axelrod

/s/ Richard I. Beattie	Director
Richard I. Beattie

/s/ Clare M. Chapman	Director
Clare M. Chapman

/s/ Gary E. Knell	Director
Gary E. Knell

/s/ Lyle Logan	Director
Lyle Logan

/s/ T. Willem Mesdag	Director
T. Willem Mesdag

/s/ Adam Warby	Director
Adam Warby

/s/ Tracy R. Wolstencroft	Director
Tracy R. Wolstencroft