Form 10-Q
period 2018-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2018-05-03
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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
As of May 1, 2018, there were 18,923,363 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$73,358	$207,534
Accounts receivable, net	133,681	98,700
Prepaid expenses	29,075	22,003
Other current assets	28,104	11,620
Income taxes recoverable	4,428	3,933
Total current assets	268,646	343,790

Non-current assets
Property and equipment, net	38,464	39,514
Assets designated for retirement and pension plans	17,569	17,130
Investments	22,884	21,319
Other non-current assets	16,865	8,999
Goodwill	123,284	118,892
Other intangible assets, net	3,943	2,158
Deferred income taxes	32,691	35,402
Total non-current assets	255,700	243,414

Total assets	$524,346	$587,204

Current liabilities
Accounts payable	$9,574	$9,824
Accrued salaries and employee benefits	83,414	177,426
Deferred revenue	39,598	31,272
Other current liabilities	39,499	40,346
Income taxes payable	8,300	6,924
Total current liabilities	180,385	265,792

Non-current liabilities
Non-current debt	12,000	—
Accrued salaries and employee benefits	30,951	40,308
Retirement and pension plans	46,999	44,802
Other non-current liabilities	23,522	23,597
Total non-current liabilities	113,472	108,707

Total liabilities	293,857	374,499

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,918,965 and 18,781,433 shares outstanding at March 31, 2018 and December 31, 2017, respectively	196	196
Treasury stock at cost, 666,812 and 804,344 shares at March 31, 2018 and December 31, 2017, respectively	(21,482)	(26,096)
Additional paid in capital	220,935	226,006
Retained earnings (deficit)	22,024	(716)
Accumulated other comprehensive income	8,816	13,315
Total stockholders’ equity	230,489	212,705

Total liabilities and stockholders’ equity	$524,346	$587,204
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Revenue before reimbursements (net revenue)	$160,071	$140,006
Reimbursements	4,587	4,171
Total revenue	164,658	144,177

Operating expenses
Salaries and employee benefits	111,409	97,235
General and administrative expenses	35,541	36,133
Reimbursed expenses	4,587	4,171
Total operating expenses	151,537	137,539

Operating income	13,121	6,638

Non-operating income (expense)
Interest, net	239	197
Other, net	(448)	(2,741)
Net non-operating income (expense)	(209)	(2,544)

Income before income taxes	12,912	4,094

Provision for income taxes	2,744	3,444

Net income	10,168	650

Other comprehensive income, net of tax
Foreign currency translation adjustment	1,590	1,817
Net unrealized gain on available-for-sale investments	—	808
Other comprehensive income, net of tax	1,590	2,625

Comprehensive income	$11,758	$3,275

Weighted-average common shares outstanding
Basic	18,826	18,628
Diluted	19,321	19,219

Earnings per common share
Basic	$0.54	$0.03
Diluted	$0.53	$0.03

Cash dividends paid per share	$0.13	$0.13
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	19,586	$196	805	$(26,096)	$226,006	$(716)	$13,315	$212,705
Net income						10,168		10,168
Adoption of accounting standards						15,043	(6,089)	8,954
Other comprehensive income, net of tax							1,590	1,590
Common and treasury stock transactions:
Stock-based compensation					1,776			1,776
Vesting of equity, net of tax withholdings			(138)	4,614	(6,847)			(2,233)
Cash dividends declared						(2,460)		(2,460)
Dividend equivalents on restricted stock units						(11)		(11)
Balance at March 31, 2018	19,586	$196	667	$(21,482)	$220,935	$22,024	$8,816	$230,489
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows - operating activities
Net income	$10,168	$650
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,184	3,808
Deferred income taxes	(98)	2,381
Stock-based compensation expense	1,776	1,640
Accretion expense related to earnout payments	364	426
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,024)	(17,179)
Accounts payable	(871)	(325)
Accrued expenses	(105,644)	(98,115)
Restructuring accrual	(5,642)	—
Deferred revenue	(1,772)	3,871
Income taxes payable, net	503	323
Retirement and pension plan assets and liabilities	1,632	2,393
Prepaid expenses	(6,806)	(2,604)
Other assets and liabilities, net	(2,276)	(7,795)
Net cash used in operating activities	(137,506)	(110,526)

Cash flows - investing activities
Acquisition of business	(3,210)	—
Capital expenditures	(1,182)	(4,163)
Purchases of available-for-sale investments	(1,748)	(1,806)
Proceeds from sales of available-for-sale investments	145	256
Net cash used in investing activities	(5,995)	(5,713)

Cash flows - financing activities
Proceeds from line of credit	20,000	40,000
Payments on line of credit	(8,000)	(15,000)
Cash dividends paid	(2,471)	(2,598)
Payment of employee tax withholdings on equity transactions	(2,233)	(2,392)
Acquisition earnout payments	—	(2,189)
Net cash provided by financing activities	7,296	17,821

Effect of exchange rates fluctuations on cash and cash equivalents	2,038	1,755

Net decrease in cash, cash equivalents and restricted cash	(134,167)	(96,663)
Cash, cash equivalents and restricted cash at beginning of period	208,162	165,569
Cash, cash equivalents and restricted cash at end of period	$73,995	$68,906
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share figures)
(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 13, 2018.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

As a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers, the Company's accounting policy for revenue recognition has been updated. See Note 3, Revenue.

Restricted Cash

The Company has lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, in the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of March 31, 2018 and 2017, and December 31, 2017 and 2016:

	March 31,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$73,358	$68,329	$207,534	$165,011
Restricted cash included within other current assets	533	147	526	139
Restricted cash included within other non-current assets	104	430	102	419
Total cash, cash equivalents and restricted cash	$73,995	$68,906	$208,162	$165,569

Reclassifications

Certain prior year amounts have been recast as a result of the change in the Company's operating segments and adoption of ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The reclassifications had no impact on net income, net cash flows or stockholders' equity.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Net income	$10,168	$650
Weighted average shares outstanding:
Basic	18,826	18,628
Effect of dilutive securities:
Restricted stock units	346	431
Performance stock units	149	160
Diluted	19,321	19,219
Basic earnings per share	$0.54	$0.03
Diluted earnings per share	$0.53	$0.03

Recently Issued Financial Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income, intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In February 2016, the FASB issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

Recently Adopted Financial Accounting Standards

On January 1, 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce both diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions, and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. The adoption of this guidance did not have an impact on the Company's financial statements. The future impact of this accounting guidance will be dependent on future modification events including the number of awards modified.

On January 1, 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this guidance did not have an impact on the Company's financial statements.

On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The adoption of this guidance increased the Company's beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows by approximately $0.6 million for each period presented. Changes in the Company's restricted cash balances between periods are immaterial.

On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain cash receipts and cash payments should be presented and classified. The adoption of this guidance did not have an impact on the Company's financial statements.

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The adoption of this guidance resulted in a reclassification of accumulated unrealized gains of approximately $6.1 million from accumulated other comprehensive income to retained earnings. The impact of the adoption of this guidance on the Company's Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018, was not material. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. The Company applied the guidance to all contracts that were not complete as of the adoption date. The guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The Company recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

Impacts on Financial Statements of Recently Adopted Financial Accounting Standards

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of January 1, 2018 as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers, and ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities were as follows:

	December 31, 2017	ASU 2014-09 Adjustments	ASU 2016-01 Adjustments	January 1, 2018
Current assets
Other current assets	$11,620	$14,689	$—	$26,309
Total current assets	343,790	14,689	—	358,479

Non-current assets
Deferred income taxes	35,402	(3,099)	—	32,303
Total non-current assets	243,414	(3,099)	—	240,315

Total assets	$587,204	$11,590	$—	$598,794

Current liabilities
Deferred revenue	$31,272	$(1,059)	$—	$30,213
Other current liabilities	40,346	3,695	—	44,041
Total current liabilities	265,792	2,636	—	268,428

Total liabilities	374,499	2,636	—	377,135

Stockholders' equity
Retained earnings (deficit)	(716)	8,954	6,089	14,327
Accumulated other comprehensive income	13,315	—	(6,089)	7,226
Total stockholders’ equity	212,705	8,954	—	221,659

Total liabilities and stockholders’ equity	$587,204	$11,590	$—	$598,794

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Balance Sheet as of March 31, 2018 was as follows:

	March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Current assets
Other current assets	$28,104	$12,523	$15,581
Total current assets	268,646	253,065	15,581

Non-current assets
Deferred income taxes	32,691	35,790	(3,099)
Total non-current assets	255,700	258,799	(3,099)

Total assets	$524,346	$511,864	$12,482

Current liabilities
Accrued salaries and employee benefits	$83,414	$81,690	$1,724
Deferred revenue	39,598	42,242	(2,644)
Other current liabilities	39,499	35,804	3,695
Income taxes payable	8,300	8,072	228
Total current liabilities	180,385	177,382	3,003

Total liabilities	293,857	290,854	3,003

Stockholders' equity
Retained earnings (deficit)	22,024	12,545	9,479
Total stockholders’ equity	230,489	221,010	9,479

Total liabilities and stockholders’ equity	$524,346	$511,864	$12,482

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Revenue
Revenue before reimbursements (net revenue)	$160,071	$157,594	$2,477
Reimbursements	4,587	4,587	—
Total revenue	164,658	162,181	2,477

Operating expenses
Salaries and employee benefits	111,409	109,685	1,724
General and administrative expenses	35,541	35,541	—
Reimbursed expenses	4,587	4,587	—
Total operating expenses	151,537	149,813	1,724

Operating income	13,121	12,368	753

Non-operating income (expense)
Interest, net	239	239	—
Other, net	(448)	(448)	—
Net non-operating income (expense)	(209)	(209)	—

Income before income taxes	12,912	12,159	753

Provision for income taxes	2,744	2,516	228

Net income	$10,168	$9,643	$525

Basic earnings per share	$0.54	$0.51	$0.03
Diluted earnings per share	$0.53	$0.50	$0.03

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Cash flows - operating activities
Net income	$10,168	$9,643	$525
Changes in assets and liabilities, net of effects of acquisitions:
Accrued expenses	(105,644)	(111,063)	5,419
Deferred revenue	(1,772)	2,869	(4,641)
Income taxes payable, net	503	275	228
Other assets and liabilities, net	(2,276)	(745)	(1,531)

3.	Revenue

Executive Search

Revenue is recognized as we satisfy performance obligations by transferring a good or service to a customer. Generally, each of our executive search contracts contain one performance obligation which is the process of identifying potentially qualified candidates for a specific client position. In most contracts, the transaction price includes both fixed and variable consideration. Fixed compensation is comprised of a retainer, equal to approximately one-third of the estimated first year compensation for the position to be filled, and indirect expenses, equal to a specified percentage of the retainer, as defined in the contract. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-

month period commencing in the month of a client’s acceptance of the contract. If actual compensation of a placed candidate exceeds the original compensation estimate, the Company is often authorized to bill the client for one-third of the excess compensation. The Company refers to this additional billing as uptick revenue. In most contracts, variable consideration is comprised of uptick revenue and direct expenses. The Company bills its clients for uptick revenue upon completion of the executive search and direct expenses are billed as incurred.

As required under ASU 2014-09, and as described in Note 2, Summary of Significant Accounting Policies, the Company now estimates uptick revenue at contract inception, based on a portfolio approach, utilizing the expected value method based on a historical analysis of uptick revenue realized in the Company’s geographic regions and industry practices, which results in an initial recording of a contract’s uptick revenue that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Differences between the estimated and actual amount of variable consideration are recorded when known. The Company does not estimate revenue for direct expenses as it is not materially different than recognizing revenue as direct expenses are incurred.

Revenue on our executive search engagement performance obligation is recognized over time as our clients simultaneously receive and consume the benefits provided by the Company's performance.  Revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the executive search contract. Revenue is generally recognized over a period of approximately six months.

Our executive search contracts contain a replacement guarantee which provides for an additional search to be completed, free of charge except for expense reimbursements, should the candidate presented by the Company be hired by the client and subsequently terminated by the customer for performance reasons within a specified period of time. The replacement guarantee is an assurance warranty, that is not a performance obligation under the terms of the executive search contract, as the Company does not provide any services under the terms of the guarantee that transfer benefits to the customer in excess of assuring that the identified candidate complies with the agreed-upon specifications. The Company accounts for the replacement guarantee under the relevant warranty guidance in ASC 460 - Guarantees.

Heidrick Consulting

Revenue is recognized as we satisfy performance obligations by transferring a good or service to a customer. Heidrick Consulting enters into contracts with customers, that outline the general terms and conditions of the assignment, to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract generally includes only fixed consideration. Most of our consulting contracts contain one performance obligation which is the overall process of the consulting service requested by the client. The majority of our consulting revenue is recognized over time utilizing both input and output methods. Contracts that contain coaching sessions, training sessions or the completion of assessments are recognized using the output method as each session or assessment is delivered to the client. Contracts that contain general consulting work are recognized using the input method utilizing a measure of progress that is based on time incurred on the project.
The Company enters into enterprise agreements with customers to provide a license for online access, via the Company's SD Connect platform, to training and other proprietary material related to the Company's culture shaping programs. The consideration the Company expects to receive under the terms of an enterprise agreement is comprised of a single fixed fee. Our enterprise agreements contain multiple performance obligations, the delivery of materials via SD Connect and material rights related options to renew the Enterprise Agreement at a significant discount. The Company allocates the transaction price to the performance obligations in the contract on a stand-alone selling price basis. The stand-alone selling price for the initial term of the Enterprise Agreement is outlined in the contract and is equal to the price paid by the customer for the agreement over the initial term of the contract. The stand-alone selling price for the options to renew, or material right, are not directly observable and must be estimated. This estimate is required to reflect the discount the customer would obtain when exercising the option to renew, adjusted for the likelihood that the option will be exercised. The Company estimates the likelihood of renewal using a historical analysis of customer renewals. Access to SD Connect represents a right to access the Company’s intellectual property that the customer simultaneously receives and consumes as the Company performs under the agreement, and, therefore, the Company recognizes revenue over time. Given the continuous nature of this commitment, the Company utilizes straight-line ratable revenue recognition over the estimated subscription period as the Company's customers will receive and consume the benefits from SD Connect equally throughout the contract period. Revenue related to customer renewals of Enterprise Agreements is recognized over the term of the renewal, which is generally twelve months. Enterprise Agreements do not comprise a significant portion of the Company's revenue.

Contract Balances

Contract assets and liabilities are reported in a net position on an contract-by-contract basis at the end of each reporting period. Contract assets and liabilities are classified as current due to the nature of the Company's contracts, which are completed within one year.

Unbilled receivables: Unbilled revenue represents contract assets from revenue recognized over time in excess of the amount billed to the customer and the amount billed to the customer is solely dependent upon the passage of time. This amount includes revenue recognized in excess of billed executive search retainers and Heidrick Consulting fees.

Contract assets: Contract assets represent revenue recognized over time in excess of the amount billed to the customer and the amount billed to the customer is is not just subject to the passage of time. This amount primarily includes revenue recognized for upticks and contingent placement fees in executive search contracts.

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess or revenue recognized.

The following table outlines the changes in our contract asset and liability balances during the period:

	January 1, 2018	March 31, 2018	Variance
Contract assets
Unbilled receivables	$5,487	$6,493	$1,006
Contract assets	12,398	13,559	1,161

Contract liabilities
Deferred revenue	$30,370	$39,598	$9,228

During the three months ended March 31, 2018, we recognized revenue of $23.4 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the three months ended March 31, 2018 from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $6.1 million.

Each of the Company's contracts has an expected duration of one year or less. Accordingly, the Company has elected to utilize the available practical expedient related to the disclosure of the transaction price allocated to the remaining performance obligations under its contracts. The Company has also elected the available practical expedients related to adjusting for the effects of a significant financing component and the capitalization of contract acquisition costs. The Company charges and collects from its customers sales tax and value added taxes as required by certain jurisdictions. The Company has made an accounting policy election to exclude these items from the transaction price in its contracts.

4.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2017	$2,534
Provision charged to income	922
Write-offs	(266)
Foreign currency translation	39
Balance at March 31, 2018	$3,229

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2018	December 31, 2017
Leasehold improvements	$47,472	$48,216
Office furniture, fixtures and equipment	18,240	17,732
Computer equipment and software	28,978	28,300
Property and equipment, gross	94,690	94,248
Accumulated depreciation	(56,226)	(54,734)
Property and equipment, net	$38,464	$39,514

Depreciation expense for the three months ended March 31, 2018 and 2017 was $2.8 million and $1.8 million, respectively.

6.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The fair value for these investments was $22.9 million and $21.3 million as of March 31, 2018 and December 31, 2017, respectively. The aggregate cost basis for these investments was $16.2 million and $14.6 million as of March 31, 2018 and December 31, 2017, respectively.

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

The following tables provide a summary of the fair value measurements at March 31, 2018 and December 31, 2017 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2018
U.S. non-qualified deferred compensation plan	$22,884	$—	$—	$22,884
Assets designated for retirement and pension plans	—	19,067	—	19,067
Pension benefit obligation	—	(24,506)	—	(24,506)
Acquisition earnout accruals	—	—	(10,669)	(10,669)
	$22,884	$(5,439)	$(10,669)	$6,776

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2017
U.S. non-qualified deferred compensation plan	$21,319	$—	$—	$21,319
Assets designated for retirement and pension plans	—	18,590	—	18,590
Pension benefit obligation	—	(23,886)	—	(23,886)
Acquisition earnout accruals	—	—	(7,213)	(7,213)
	$21,319	$(5,296)	$(7,213)	$8,810

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2018 and December 31, 2017, based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the three months ended March 31, 2018:

Acquisition Earnout Accruals
Balance at December 31, 2017	$(7,213)
Acquisition earnouts (Note 8)	(2,880)
Earnout accretion	(364)
Foreign currency translation	(212)
Balance at March 31, 2018	$(10,669)

8.	Acquisitions

On January 4, 2018, the Company acquired Amrop A/S ("Amrop"), a Denmark-based provider of executive search services for 24.3 million Danish Kroner (equivalent to $3.9 million on the acquisition date) of initial consideration which was funded from existing cash. The former owners of Amrop are expected to receive additional cash consideration based on fee revenue generated during the two-year period following the completion of the acquisition. When estimating the value of future cash consideration, the Company has accrued $3.1 million as of March 31, 2018. The Company recorded $2.1 million of intangible assets related to customer relationships and $3.6 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The fair value estimate of assets acquired and liabilities assumed, including the earnout liability, customer relationships and goodwill, is pending completion. The Company expects to finalize its estimates of fair value during the three months ended June 30, 2018.

9.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	March 31, 2018	December 31, 2017
Executive Search
Americas	$88,595	$88,690
Europe	48,839	44,407
Asia Pacific	9,357	9,302
Total Executive Search	146,791	142,399
Heidrick Consulting	36,257	36,257
Goodwill, gross	183,048	178,656
Accumulated impairment	(59,764)	(59,764)
Goodwill, net	$123,284	$118,892

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2018, are as follows:

	Executive Search			Heidrick Consulting
	Americas	Europe	Asia Pacific		Total
Gross goodwill at December 31, 2017	$88,690	$44,407	$9,302	$36,257	$178,656
Accumulated impairment	—	(23,507)	—	(36,257)	(59,764)
Net goodwill at December 31, 2017	88,690	20,900	9,302	—	118,892
Amrop acquisition	—	3,632	—	—	3,632
Foreign currency translation	(95)	800	55	—	760
Net goodwill at March 31, 2018	$88,595	$25,332	$9,357	$—	$123,284

On January 4, 2018, the Company acquired Amrop and included an estimate of the fair value of the acquired assets and liabilities as of the acquisition date in the Condensed Consolidated Balance Sheets. The Company included an estimated $3.6 million of goodwill related to the acquisition in the Europe segment. The Company's estimate of the fair value of the acquired assets and liabilities is pending completion and is expected to be finalized during the three months ended June 30, 2018.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2018	December 31, 2017
Executive Search
Americas	$193	$252
Europe	3,650	1,799
Asia Pacific	100	107
Total Executive Search	3,943	2,158
Heidrick Consulting	—	—
Total other intangible assets, net	$3,943	$2,158

The Company recorded an estimate for customer relationships in the Europe segment of $2.1 million related to the acquisition of Amrop. The Company's estimate of the fair value of the acquired assets and liabilities is pending completion and is expected to be finalized during the three months ended June 30, 2018.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	March 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.9	$15,921	$(12,018)	$3,903	$13,703	$(11,612)	$2,091
Trade name	0.0	477	(477)	—	459	(459)	—
Non-compete	2.0	239	(199)	40	230	(163)	67
Total intangible assets	6.8	$16,637	$(12,694)	$3,943	$14,392	$(12,234)	$2,158

Intangible asset amortization expense for the three months ended March 31, 2018 and 2017, was $0.4 million and $1.8 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of March 31, 2018, for the years ended December 31st is as follows:

Estimated Future Amortization
2018	$958
2019	874
2020	655
2021	552
2022	484
Thereafter	420
Total	$3,943

10.	Other Current Assets and Liabilities and Non-Current Liabilities

The components of other current assets are as follows:

	March 31, 2018	December 31, 2017
Contract assets	$20,052	$3,538
Other	8,052	8,082
Total other current assets	$28,104	$11,620

The components of other current liabilities are as follows:

	March 31, 2018	December 31, 2017
Restructuring charges	$7,325	$13,023
Other	32,174	27,323
Total other current liabilities	$39,499	$40,346

The components of other non-current liabilities are as follows:

	March 31, 2018	December 31, 2017
Premise related costs	$17,632	$18,360
Accrued earnout payments	3,690	3,076
Restructuring charges	—	10
Other	2,200	2,151
Total other non-current liabilities	$23,522	$23,597

11.	Line of Credit

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

During the three months ended March 31, 2018, the Company borrowed $20.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $8.0 million during the three months ended March 31, 2018.

As of March 31, 2018, the Company had $12.0 million of outstanding borrowing under the Restated Credit Agreement. The Company had no outstanding borrowings under the Restated Credit Agreement as of December 31, 2017. The Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

On April 30, 2018, the Company repaid the $12.0 million of outstanding borrowings under the Restated Credit Agreement.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. As of March 31, 2018, 2,015,470 awards have been issued under the 2012 Program and 620,747 shares remain available for future awards, including 636,217 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows

	Three Months Ended March 31,
	2018	2017
Salaries and employee benefits	$1,776	$1,640
Income tax benefit related to stock-based compensation included in net income	470	647

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2018:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2017	491,194	$21.92
Granted	169,066	30.45
Vested and converted to common stock	(170,036)	22.03
Forfeited	(42,564)	24.01
Outstanding on March 31, 2018	447,660	$24.90

As of March 31, 2018, there was $6.6 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.5 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three-year period. The vesting will vary between 0% and 200% based on the attainment of operating income goals over the three-year vesting period. The performance stock units are expensed on a straight-line basis over the three year vesting period.

Performance stock unit activity for the three months ended March 31, 2018:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2017	185,891	$23.82
Granted	102,138	25.81
Vested and converted to common stock	(43,361)	23.64
Forfeited	(43,057)	23.83
Outstanding on March 31, 2018	201,611	$24.87

As of March 31, 2018, there was $3.2 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.5 years.

13.	Restructuring

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

Changes to the accrual for restructuring charges for the three months ended March 31, 2018, are as follows:

	Employee Related	Office Related	Other	Total
Outstanding on December 31, 2017	$11,866	$148	$1,011	$13,025
Cash payments	(4,018)	(248)	(976)	(5,242)
Other	(775)	205	24	(546)
Exchange rate fluctuations	89	—	(1)	88
Outstanding on March 31, 2018	$7,162	$105	$58	$7,325

14.	Income Taxes

The Company reported income before taxes of $12.9 million and an income tax provision of $2.7 million for the three months ended March 31, 2018. The Company reported income before taxes of $4.1 million and an income tax provision of $3.4 million for the three months ended March 31, 2017. The effective tax rates for the three months ended March 31, 2018 and 2017, were 20.9% and 82.9%, respectively. The effective tax rate for the three months ended March 31, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act enacted on December 22, 2017 in the United States. The effective tax rate for the three months ended March 31, 2017 was impacted by losses that are not benefited for tax purposes and the mix of income.

Excluding the impact of one-time items, the Company estimates that its effective tax rate for the year ended December 31, 2018, will be between 33% and 37%. The full year effective rate for 2018 is primarily the result of one-time items and the Tax Cuts and Jobs Act.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities, foreign earnings intended to be remitted, and the tax on foreign earnings intended to be remitted. The Company has included these amounts in its consolidated financial statements for the quarter ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

15.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2018 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2017	$6,089	$9,143	$(1,917)	$13,315
Other comprehensive income before classification, net of tax	—	1,590	—	1,590
Amount reclassified from AOCI (1)	(6,089)	—	—	(6,089)
Net current period other comprehensive income	(6,089)	1,590	—	(4,499)
Balance at March 31, 2018	$—	$10,733	$(1,917)	$8,816

(1) Upon adoption of ASC 2016-01, unrealized gains (losses) on available for sale securities was reclassified from AOCI to retained earnings.

16.	Segment Information

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports Leadership Consulting and Culture Shaping as one operating segment, Heidrick Consulting. In conjunction with the change in operating segments, the Company modified its corporate cost allocation methodology. Previously reported operating segment results for the three months ended March 31, 2017, have been recast to conform to the new operating segment structure and corporate cost allocation methodology.

The Company currently operates its executive search business in the Americas, Europe (which includes Africa), and Asia Pacific (which includes the Middle East), and operates its Heidrick Consulting business globally.

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended March 31,
	2018	2017
Revenue
Executive Search
Americas	$86,303	$77,098
Europe	35,681	26,205
Asia Pacific	23,848	21,182
Total Executive Search	145,832	124,485
Heidrick Consulting	14,239	15,521
Revenue before reimbursements (net revenue)	160,071	140,006
Reimbursements	4,587	4,171
Total revenue	$164,658	$144,177

	Three Months Ended March 31,
	2018	2017
Operating income (loss)
Executive Search
Americas	$20,635	$18,352
Europe	3,254	(296)
Asia Pacific	4,303	3,010
Total Executive Search	28,192	21,066
Heidrick Consulting	(5,230)	(4,971)
Total segment operating income	22,962	16,095
Global Operations Support	(9,841)	(9,457)
Total operating income	$13,121	$6,638

17.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit-backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2019. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.6 million as of March 31, 2018. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes; our ability to attract, integrate, manage and retain qualified consultants and senior leaders; our ability to develop and maintain strong, long-term relationships with our clients; fluctuations in the global and local economies and our ability to execute successfully our strategies; social or political instability in markets where we operate, the impact of the U.K. referendum to leave the European Union (Brexit); the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; price competition; the ability to forecast, on a quarterly basis, variable compensation accruals that ultimately are determined based on the achievement of annual results; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the mix of profit and loss by country; our ability to integrate future acquisitions; our reliance on information management systems; any impairment of our goodwill, intangible assets and other long-lived assets; and the ability to align our cost structure and headcount with net revenue. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. We are a leadership advisory firm providing executive search and leadership consulting services to businesses and business leaders worldwide. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We provide our services to a broad range of clients through the expertise of approximately 400 consultants located in major cities around the world.

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports Leadership Consulting and Culture Shaping as one operating segment, Heidrick Consulting. In conjunction with the change in operating segments, the Company modified its corporate cost allocation methodology. Previously reported operating segment results for the three months ended March 31, 2017 have been recast to conform to the new operating segment structure.

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

Our executive search services are provided on a retained basis. For each assignment, we enter into a contract with our client that outlines the general terms and conditions of the assignment. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, generally, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. We refer to this excess compensation billing as uptick revenue. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers, an estimate of uptick revenue and indirect expenses billed to clients. We generally bill our clients for our retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client's acceptance of the contract with uptick revenue billed upon the completion of the engagement.

Heidrick Consulting. We work with clients to assess and develop leadership, assist in developing culture as a top business priority, and transform and accelerate team and organization effectiveness. Consulting services generate revenue through a combination of professional service and license fees related to the engagement. Depending on the terms of the agreement, net revenue from consulting is either recognized proportionally as services are performed or in accordance with the completion of the engagement deliverables. Net revenue associated with licenses to use consulting proprietary materials is typically recognized over the terms of the arrangement.

Key Performance Indicators

We manage and assess Heidrick & Struggles’ performance through various means, with the primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA (non-GAAP), and Adjusted EBITDA margin (non-GAAP). Executive Search and Heidrick Consulting performance is also measured using consultant headcount and consultant productivity. Specific to Executive Search, confirmation trends and average revenue per search or project are used to measure performance.

Revenue is driven by market conditions and a combination of the number of executive search engagements and consulting projects and the average revenue per search or project. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

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

A portion of our Executive Search consultants’ and management's cash bonuses are deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three year vesting period. The deferrals are recorded in Accrued salaries and employee benefits within both current and non-current liabilities in the Condensed Consolidated Balance Sheets.

Second Quarter 2018 Outlook

We are currently forecasting 2018 second quarter net revenue of between $160 million and $170 million. Our 2018 second quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in March 2018.

Our 2018 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2017 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2018	2017
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	2.9	3.0
Total revenue	102.9	103.0

Operating expenses
Salaries and employee benefits	69.6	69.5
General and administrative expenses	22.2	25.8
Impairment Charges	—	—
Reimbursed expenses	2.9	3.0
Total operating expenses	94.7	98.2

Operating income	8.2	4.7

Non-operating income (expense)
Interest, net	0.1	0.1
Other, net	(0.3)	(2.0)
Net non-operating income (expense)	(0.1)	(1.8)

Income before income taxes	8.1	2.9

Provision for income taxes	1.7	2.5

Net income	6.4%	0.5%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally. (See Note 16, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue
Executive Search
Americas	$86,303	$77,098
Europe	35,681	26,205
Asia Pacific	23,848	21,182
Total Executive Search	145,832	124,485
Heidrick Consulting	14,239	15,521
Revenue before reimbursements (net revenue)	160,071	140,006
Reimbursements	4,587	4,171
Total revenue	$164,658	$144,177

	Three Months Ended March 31,
	2018	2017
Operating income (loss)
Executive Search
Americas	$20,635	$18,352
Europe	3,254	(296)
Asia Pacific	4,303	3,010
Total Executive Search	28,192	21,066
Heidrick Consulting	(5,230)	(4,971)
Total segment operating income	22,962	16,095
Global Operations Support	(9,841)	(9,457)
Total operating income	$13,121	$6,638

Three months ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Total revenue. Consolidated total revenue increased $20.5 million, or 14.2%, to $164.7 million for the three months ended March 31, 2018, from $144.2 million for the three months ended March 31, 2017. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $20.1 million, or 14.3%, to $160.1 million for the three months ended March 31, 2018 from $140.0 million for the three months ended March 31, 2017. Foreign exchange rate fluctuations positively impacted results by $5.8 million, or 3.8%. Executive Search net revenue was $145.8 million for the three months ended March 31, 2018, an increase of $21.3 million compared to the three months ended March 31, 2017. The increase in Executive Search net revenue was the result of growth in the Americas, Europe, and Asia Pacific. The net impact of the new revenue recognition standard of $3.5 million and our acquisition of Amrop in January 2018 also contributed to the growth in Executive Search net revenue. Heidrick Consulting net revenue decreased $1.3 million, or 8.3%, to $14.2 million for the three months ended March 31, 2018 from $15.5 million for the three months ended March 31, 2017. Heidrick Consulting net revenue declined approximately $1.0 million due to the adoption of the new revenue recognition standard.

The number of Executive Search and Heidrick Consulting consultants was 349 and 28, respectively, as of March 31, 2018, compared to 363 and 28, respectively, as of March 31, 2017. Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.6 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. The number of confirmed searches increased 4.7% compared to 2017. The average revenue per executive search increased to $115,600 for the three months ended March 31, 2018, compared to $103,300 for the three months ended March 31, 2017.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $14.2 million, or 14.6%, to $111.4 million for the three months ended March 31, 2018 from $97.2 million for the three months ended March 31, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $1.7 million. The increase was due to higher fixed compensation of $2.0 million and higher variable compensation of $12.2 million. Fixed compensation increased primarily due compensation costs related to our recent acquisition, base salaries and payroll taxes, and minimum guarantee and sign-on bonus amortization. Variable compensation increased primarily due to improved productivity in the Executive Search business. Foreign exchange rate fluctuations negatively impacted results by $3.6 million, or 3.4%.

For the three months ended March 31, 2018, we had an average of 1,645 employees compared to an average of 1,809 employees for the three months ended March 31, 2017. The decline in average employees reflects the restructuring activities announced in 2017 to reduce overall costs and improve operational efficiencies.

As a percentage of net revenue, salaries and employee benefits expense was 69.6% for the three months ended March 31, 2018, compared to 69.5% for the three months ended March 31, 2017.

General and administrative expenses. Consolidated general and administrative expenses decreased $0.6 million, or 1.6%, to $35.5 million for the three months ended March 31, 2018, from $36.1 million for the three months ended March 31, 2017. The decrease is due to lower intangible amortization due to intangible asset impairment in the prior year, and decreases in earnout accretion, bad debt expense and the use of external third-party consultants to complete work for Heidrick Consulting, partially offset by an increase in office occupancy and professional fees. Foreign exchange rate fluctuations negatively impacted results by $1.1 million, or 3.2%.

As a percentage of net revenue, general and administrative expenses were 22.2% for the three months ended March 31, 2018, compared to 25.8% for the three months ended March 31, 2017.

Operating income. Consolidated operating income was $13.1 million for the three months ended March 31, 2018, compared to $6.6 million for the three months ended March 31, 2017. Foreign exchange rate fluctuations positively impacted operating income by $1.1 million, or 9.1%.

Net non-operating income (expense). Net non-operating expense was $0.2 million for the three months ended March 31, 2018, compared to $2.5 million for the three months ended March 31, 2017.

Interest, net was $0.2 million of income for each of the three months ended March 31, 2018 and 2017.

Other, net was expense of $0.4 million for the three months ended March 31, 2018 and $2.7 million for the three months ended March 31, 2017. Other, net expense decreased primarily due to the HMRC employee benefit tax settlement of $2.4 million in the prior year.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas
The Americas segment reported net revenue of $86.3 million for the three months ended March 31, 2018, an increase of 11.9% from $77.1 million for the three months ended March 31, 2017. The increase in net revenue was due to a 9.4% increase in the number of executive search confirmations coupled with an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $1.8 million. The Financial Services, Consumer, and Global Technology Services practice groups each contributed to the growth in net revenue. There were 169 Partner and Principal consultants as of March 31, 2018, compared to 176 as of March 31, 2017.
Salaries and employee benefits expense increased $6.9 million compared to the three months ended March 31, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $1.2 million. Fixed compensation increased $0.5 million, primarily due to higher base salaries and payroll taxes and minimum guarantee and sign-on bonus amortization. Variable compensation increased $6.4 million primarily due to higher bonus accruals as a result of increased productivity.
General and administrative expenses increased less than $0.1 million primarily due to an increase in professional fees, partially offset by a decline in internal travel.
Operating income was $20.6 million for the three months ended March 31, 2018, an increase of $2.3 million compared to $18.4 million for the three months ended March 31, 2017.

Europe
Europe reported net revenue of $35.7 million for the three months ended March 31, 2018, an increase of 36.2% from $26.2 million for the three months ended March 31, 2017. The increase in net revenue was due to a 5.9% increase in the number of executive search confirmations, an increase in average revenue per executive search and the Company's acquisition of Amrop in January 2018. The net impact of the new revenue recognition standard increased revenue by approximately $1.1 million. All industry practice groups contributed to net revenue growth. Foreign exchange rate fluctuations positively impacted results by $4.3 million, or 13.6%. There were 101 Partner and Principal consultants as of March 31, 2018 as compared to 103 as of March 31, 2017.

Salaries and employee benefits expense increased $4.4 million compared to the three months ended March 31, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $0.8 million. Fixed compensation increased $1.0 million for the three months ended March 31, 2018. The increase in fixed compensation was primarily due to merit increases and additional headcount as a result of our recent acquisition of Amrop, partially offset by the UK EBT settlement in the prior year. Variable compensation increased $3.4 million due to higher bonus accruals as a result of increased productivity.
General and administrative expense increased $1.6 million as compared to the three months ended March 31, 2017, primarily due to an increase in office occupancy, internal travel and professional fees, as well as ongoing general and administrative expenses related to our recent acquisition of Amrop.

The Europe segment reported operating income of $3.3 million for the three months ended March 31, 2018, an increase of $3.6 million compared to an operating loss of $0.3 million for the three months ended March 31, 2017.

Asia Pacific
Asia Pacific reported net revenue of $23.8 million for the three months ended March 31, 2018, an increase of 12.6% compared to $21.2 million for the three months ended March 31, 2017. The increase in net revenue was due to an increase in average revenue per executive search, partially offset by a 4.4% decrease in the number of executive search confirmations. The net impact of the new revenue recognition standard increased revenue by approximately $0.6 million. The Consumer, Financial Services and Global Technology Services practice groups each contributed to the growth in net revenue. Foreign exchange rate fluctuations positively impacted results by $0.8 million, or 3.5%. There were 79 Partner and Principal consultants as of March 31, 2018 compared to 84 as of March 31, 2017.
Salaries and employee benefits expense increased $2.1 million compared to the three months ended March 31, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $0.4 million. Fixed compensation increased $0.4 million due to an increase in minimum guarantee and sign-on bonus amortization. Variable compensation increased $1.7 million due to higher bonus accruals due to increased productivity.
General and administrative expenses decreased $0.8 million compared to the three months ended March 31, 2017, primarily due to lower bad debt expense and business taxes and licenses, partially offset by higher office occupancy costs.
The Asia Pacific segment reported operating income of $4.3 million for the three months ended March 31, 2018, an increase of $1.3 million compared to the three months ended March 31, 2017.

Heidrick Consulting
Heidrick Consulting reported net revenue of $14.2 million for the three months ended March 31, 2018, a decrease of 8.3% compared to $15.5 million for the three months ended March 31, 2017. The decline in revenue is due to decreases in both consulting work and enterprise agreements. The net impact of the new revenue recognition standard decreased revenue by approximately $1.0 million. Foreign exchange rate fluctuations positively impacted results by $0.6 million, or 4.5%. There were 28 Heidrick Consulting Partner consultants at both March 31, 2018 and 2017.
Salaries and employee benefits expense increased $0.7 million compared to the prior year. The impact of the new revenue recognition standard decreased salaries and benefits expense by $0.7 million. Fixed compensation increased $0.1 million due to an increase in base salaries and payroll taxes, partially offset by declines in retirement and benefits, and minimum guarantee and sign-on bonus amortization. Variable compensation increased $0.6 million due to higher bonus accruals.
General and administrative expenses decreased $1.7 million due to lower intangible amortization and earnout accretion, as well as a decrease in the use of external third-party consultants to execute work.
The Heidrick Consulting segment reported an operating loss of $5.2 million for the three months ended March 31, 2018, a decrease of $0.3 million compared to an operating loss of $5.0 million for the three months ended March 31, 2018.

Global Operations Support
Global Operations Support expenses for the three months ended March 31, 2018, increased $0.4 million, or 4.1%, to $9.8 million from $9.5 million for the three months ended March 31, 2017.

Salaries and employee benefits expense increased $0.1 million due to a decrease in base salaries and payroll taxes and lower stock compensation expense, partially offset by higher separation costs.

General and administrative expenses increased $0.3 million, primarily due to higher office occupancy, internal travel and information technology costs, partially offset by professional fees.

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

During the three months ended March 31, 2018, we borrowed $20.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. We subsequently repaid $8.0 million during the three months ended March 31, 2018.

As of March 31, 2018, the Company had $12.0 million in outstanding borrowing under the Restated Credit Agreement. The Company had no outstanding borrowings under the Restated Credit Agreement as of December 31, 2017. The Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2018, December 31, 2017, and March 31, 2017 were $73.4 million, $207.5 million and $68.3 million, respectively. The $73.4 million of cash and cash equivalents at March 31, 2018, includes $54.6 million held by our foreign subsidiaries. A portion of the $54.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the three months ended March 31, 2018, cash used in operating activities was $137.5 million. This use of cash was primarily the result of cash bonus payments related to 2017 and prior year cash bonus deferrals, an increase in accounts receivable of $32.0 million and restructuring payments of $5.6 million, partially offset by net income of $10.2 million.

For the three months ended March 31, 2017, cash used in operating activities was $110.5 million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $128 million related to 2016 and prior year cash bonus deferrals with 2017 variable compensation accruals of $39.5 million partially offsetting these payments. Also contributing to the use of cash was an increase in accounts receivable of $17.2 million, a $4.9 million payment for Senn Delaney retention awards, and an increase in other receivables primarily related to the HMRC employee benefit tax settlement of $2.9 million and an increase in prepaid expenses of $2.6 million. These uses of cash were partially offset by an increase in deferred revenue of $3.9 million, depreciation and amortization of $3.8 million, a decrease in deferred tax assets of $2.4 million, a change in net retirement and pension plan assets and liabilities of $2.4 million, stock compensation expense of $1.6 million and net income of $0.7 million.

Cash flows used in investing activities. Cash used in investing activities was $6.0 million for the three months ended March 31, 2018, primarily due to the $3.2 million acquisition of Amrop, purchases of available for sale investments of $1.7 million and capital expenditures of $1.2 million.

Cash used in investing activities was $5.7 million for the three months ended March 31, 2017, primarily due to capital expenditures of $4.2 million and purchases of available for sale investments of $1.8 million related to the Company's non-qualified deferred compensation plan.

Cash flows provided by financing activities. Cash provided by financing activities for the three months ended March 31, 2018, was $7.3 million primarily due to net borrowings on the Company's line of credit of $12.0 million, partially offset by dividend payments of $2.5 million and employee tax withholding payments on equity transactions of $2.2 million.

Cash provided by financing activities for the three months ended March 31, 2017, was $17.8 million primarily due net borrowings on the Company's line of credit of $25.0 million, partially offset by dividend payments of $2.6 million, employee tax withholding payments on equity transactions of $2.4 million and acquisition earnout payments related to the Co Company and Scambler MacGregor acquisitions of $2.2 million.

Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2018, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 13, 2018.

Recently Issued Financial Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income, intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In February 2016, the FASB issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

Recently Adopted Financial Accounting Standards

On January 1, 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce both diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions, and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. The adoption of this guidance did not have an impact on the Company's financial statements. The future impact of this accounting guidance will be dependent on future modification events including the number of awards modified.

On January 1, 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this guidance did not have an impact on the Company's financial statements.

On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The adoption of this guidance increased the Company's beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows by approximately $0.6 million for each period presented. Changes in the Company's restricted cash balances between periods are immaterial.

On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain cash receipts and cash payments should be presented and classified. The adoption of this guidance did not have an impact on the Company's financial statements.

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The adoption of this guidance resulted in a reclassification of accumulated unrealized gains of approximately $6.1 million from accumulated other comprehensive income to retained earnings. The impact of the adoption of this guidance on the Company's Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 was not material. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Refer to Note 2, Summary of Significant Accounting Policies, for the impact of the the adoption of this guidance on the financial statements.

On January 1, 2018 the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers using the modified retrospective method. The Company applied the guidance to all contracts that were not complete as of the adoption date. The guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The Company recognized the cumulative effect of initially apply the new guidance as an adjustment to the opening balance of retained earnings. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Revenue, for the impact of the the adoption of this guidance on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the three months ended March 31, 2018 by $0.5 million). For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and implemented changes to the relevant business processes, and related control activities within them, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 3, 2018

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller