Form 10-Q
period 2018-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2018-07-31
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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
As of July 27, 2018, there were 18,958,669 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$85,825	$207,534
Accounts receivable, net	153,948	98,700
Prepaid expenses	27,609	22,003
Other current assets	27,638	11,620
Income taxes recoverable	5,197	3,933
Total current assets	300,217	343,790

Non-current assets
Property and equipment, net	36,752	39,514
Assets designated for retirement and pension plans	16,668	17,130
Investments	21,621	21,319
Other non-current assets	19,491	8,999
Goodwill	122,838	118,892
Other intangible assets, net	2,919	2,158
Deferred income taxes	32,398	35,402
Total non-current assets	252,687	243,414

Total assets	$552,904	$587,204

Current liabilities
Accounts payable	$8,723	$9,824
Accrued salaries and employee benefits	120,668	177,426
Deferred revenue	40,184	31,272
Other current liabilities	37,318	40,346
Income taxes payable	6,189	6,924
Total current liabilities	213,082	265,792

Non-current liabilities
Accrued salaries and employee benefits	35,725	40,308
Retirement and pension plans	44,272	44,802
Other non-current liabilities	21,959	23,597
Total non-current liabilities	101,956	108,707

Total liabilities	315,038	374,499

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,954,271 and 18,781,433 shares outstanding at June 30, 2018 and December 31, 2017, respectively	196	196
Treasury stock at cost, 631,506 and 804,344 shares at June 30, 2018 and December 31, 2017, respectively	(20,299)	(26,096)
Additional paid in capital	222,053	226,006
Retained earnings (deficit)	30,916	(716)
Accumulated other comprehensive income	5,000	13,315
Total stockholders’ equity	237,866	212,705

Total liabilities and stockholders’ equity	$552,904	$587,204
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Revenue before reimbursements (net revenue)	$183,059	$152,214	$343,130	$292,220
Reimbursements	4,630	4,904	9,217	9,075
Total revenue	187,689	157,118	352,347	301,295

Operating expenses
Salaries and employee benefits	127,679	103,378	239,088	200,613
General and administrative expenses	36,919	38,089	72,460	74,222
Impairment charges	—	39,158	—	39,158
Reimbursed expenses	4,630	4,904	9,217	9,075
Total operating expenses	169,228	185,529	320,765	323,068

Operating income (loss)	18,461	(28,411)	31,582	(21,773)

Non-operating income (expense)
Interest, net	(2)	(96)	237	101
Other, net	(48)	(179)	(496)	(2,920)
Net non-operating expense	(50)	(275)	(259)	(2,819)

Income (loss) before income taxes	18,411	(28,686)	31,323	(24,592)

Provision for (benefit from) income taxes	6,948	(10,438)	9,692	(6,994)

Net income (loss)	11,463	(18,248)	21,631	(17,598)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(3,816)	2,967	(2,226)	4,784
Net unrealized gain on available-for-sale investments	—	426	—	1,234
Other comprehensive income (loss), net of tax	(3,816)	3,393	(2,226)	6,018

Comprehensive income (loss)	$7,647	$(14,855)	$19,405	$(11,580)

Weighted-average common shares outstanding
Basic	18,934	18,749	18,880	18,689
Diluted	19,328	18,749	19,389	18,689

Earnings per common share
Basic	$0.61	$(0.97)	$1.15	$(0.94)
Diluted	$0.59	$(0.97)	$1.12	$(0.94)

Cash dividends paid per share	$0.13	$0.13	$0.26	$0.26
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	19,586	$196	805	$(26,096)	$226,006	$(716)	$13,315	$212,705
Net income	—	—	—	—	—	21,631		21,631
Adoption of accounting standards	—	—	—	—	—	15,043	(6,089)	8,954
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,226)	(2,226)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,852	—	—	3,852
Vesting of equity, net of tax withholdings	—	—	(167)	5,603	(7,836)	—	—	(2,233)
Re-issuance of treasury stock	—	—	(6)	194	31	—	—	225
Cash dividends declared ($0.26 per share)	—	—	—	—	—	(4,925)	—	(4,925)
Dividend equivalents on restricted stock units	—	—	—	—	—	(117)	—	(117)
Balance at June 30, 2018	19,586	$196	632	$(20,299)	$222,053	$30,916	$5,000	$237,866
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows - operating activities
Net income (loss)	$21,631	$(17,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,493	7,566
Deferred income taxes	(347)	(15,323)
Stock-based compensation expense	3,852	3,716
Accretion expense related to earnout payments	647	625
Impairment charges	—	39,158
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(55,397)	(28,516)
Accounts payable	(1,797)	63
Accrued expenses	(60,116)	(80,558)
Restructuring accrual	(8,885)	—
Deferred revenue	(2,626)	3,334
Income taxes payable, net	(3,066)	2,018
Retirement and pension plan assets and liabilities	121	2,892
Prepaid expenses	(5,879)	(1,351)
Other assets and liabilities, net	(1,691)	(2,238)
Net cash used in operating activities	(107,060)	(86,212)

Cash flows - investing activities
Acquisition of business	(3,161)	(114)
Capital expenditures	(2,548)	(10,443)
Purchases of available-for-sale investments	(1,891)	(1,963)
Proceeds from sales of available-for-sale investments	1,564	374
Net cash used in investing activities	(6,036)	(12,146)

Cash flows - financing activities
Proceeds from line of credit	20,000	40,000
Payments on line of credit	(20,000)	(40,000)
Cash dividends paid	(5,042)	(5,159)
Payment of employee tax withholdings on equity transactions	(2,233)	(2,392)
Acquisition earnout payments	—	(4,497)
Net cash used in financing activities	(7,275)	(12,048)

Effect of exchange rates fluctuations on cash, cash equivalents and restricted cash	(1,359)	3,620

Net decrease in cash, cash equivalents and restricted cash	(121,730)	(106,786)
Cash, cash equivalents and restricted cash at beginning of period	208,162	165,569
Cash, cash equivalents and restricted cash at end of period	$86,432	$58,783
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

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of June 30, 2018 and 2017, and December 31, 2017 and 2016:

	June 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$85,825	$58,178	$207,534	$165,011
Restricted cash included within other current assets	508	259	526	139
Restricted cash included within other non-current assets	99	346	102	419
Total cash, cash equivalents and restricted cash	$86,432	$58,783	$208,162	$165,569

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$11,463	$(18,248)	$21,631	$(17,598)
Weighted average shares outstanding:
Basic	18,934	18,749	18,880	18,689
Effect of dilutive securities:
Restricted stock units	250	—	355	—
Performance stock units	144	—	153	—
Diluted	19,328	18,749	19,389	18,689
Basic earnings per share	$0.61	$(0.97)	$1.15	$(0.94)
Diluted earnings per share	$0.59	$(0.97)	$1.12	$(0.94)

Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 225,000 and 84,000 common shares, respectively, for the three months ended June 30, 2017, were not included in the computation of diluted earnings per share because the effects would have been anti-dilutive. Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 384,000 and 144,000 common shares, respectively, for the six months ended June 30, 2017, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The adoption of this guidance resulted in a reclassification of accumulated unrealized gains of approximately $6.1 million from accumulated other comprehensive income to retained earnings. The impact of the adoption of this guidance on the Company's Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2018, was not material. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

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

Impacts on Financial Statements of Recently Adopted Financial Accounting Standards

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of January 1, 2018 as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers, and ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities were as follows:

	December 31, 2017	ASU 2014-09 Adjustments	ASU 2016-01 Adjustments	January 1, 2018
Current assets
Other current assets	$11,620	$14,689	$—	$26,309
Total current assets	343,790	14,689	—	358,479

Non-current assets
Deferred income taxes	35,402	(3,099)	—	32,303
Total non-current assets	243,414	(3,099)	—	240,315

Total assets	$587,204	$11,590	$—	$598,794

Current liabilities
Deferred revenue	31,272	(1,059)	—	30,213
Other current liabilities	40,346	3,695	—	44,041
Total current liabilities	265,792	2,636	—	268,428

Total liabilities	$374,499	$2,636	$—	$377,135

Stockholders' equity
Retained earnings (deficit)	(716)	8,954	6,089	14,327
Accumulated other comprehensive income	13,315	—	(6,089)	7,226
Total stockholders’ equity	212,705	8,954	—	221,659

Total liabilities and stockholders’ equity	$587,204	$11,590	$—	$598,794

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Balance Sheet as of June 30, 2018 was as follows:

	June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Current assets
Other current assets	$27,638	$12,221	15,417
Total current assets	300,217	$284,800	15,417

Non-current assets
Deferred income taxes	32,398	35,497	(3,099)
Total non-current assets	252,687	255,786	(3,099)

Total assets	$552,904	$540,586	12,318

Current liabilities
Accrued salaries and employee benefits	120,668	119,638	1,030
Deferred revenue	40,184	42,032	(1,848)
Other current liabilities	37,318	33,332	3,986
Income taxes payable	6,189	6,051	138
Total current liabilities	213,082	209,776	3,306

Total liabilities	$315,038	$311,732	$3,306

Stockholders' equity
Retained earnings (deficit)	30,916	21,652	9,264
Total stockholders’ equity	237,866	228,854	9,012

Total liabilities and stockholders’ equity	$552,904	$540,586	$12,318

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Revenue
Revenue before reimbursements (net revenue)	$183,059	$184,058	$(999)	$343,130	$341,652	$1,478
Reimbursements	4,630	4,630	—	9,217	9,217	—
Total revenue	187,689	188,688	(999)	352,347	350,869	1,478

Operating expenses
Salaries and employee benefits	127,679	128,373	(694)	239,088	238,058	1,030
General and administrative expenses	36,919	36,919	—	72,460	72,460	—
Reimbursed expenses	4,630	4,630	—	9,217	9,217	—
Total operating expenses	169,228	169,922	(694)	320,765	319,735	1,030

Operating income	18,461	18,766	(305)	31,582	31,134	448

Non-operating income (expense)
Interest, net	(2)	(2)	—	237	237	—
Other, net	(48)	(48)	—	(496)	(496)	—
Net non-operating income (expense)	(50)	(50)	—	(259)	(259)	—

Income before income taxes	18,411	18,716	(305)	31,323	30,875	448

Provision for income taxes	6,948	7,038	(90)	9,692	9,554	138

Net income	$11,463	$11,678	$(215)	$21,631	$21,321	$310

Basic earnings per share	$0.61	$0.62	$(0.01)	$1.15	$1.13	$0.02
Diluted earnings per share	$0.59	$0.60	$(0.01)	$1.12	$1.10	$0.02

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 were as follows:

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Cash flows - operating activities
Net income	$21,631	$21,321	$310
Changes in assets and liabilities, net of effects of acquisitions:
Accrued expenses	(60,116)	(65,132)	5,016
Deferred revenue	(2,626)	1,471	(4,097)
Income taxes payable, net	(3,066)	(3,204)	138
Other assets and liabilities, net	$(1,691)	$(324)	$(1,367)

3.	Revenue

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

Contract Balances

Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and liabilities are classified as current due to the nature of the Company's contracts, which are completed within one year. Contract assets are included within Other Current Assets on the Condensed Consolidated Balance Sheets.

Unbilled receivables: Unbilled revenue represents contract assets from revenue recognized over time in excess of the amount billed to the customer and the amount billed to the customer is solely dependent upon the passage of time. This amount includes revenue recognized in excess of billed executive search retainers and Heidrick Consulting fees.

Contract assets: Contract assets represent revenue recognized over time in excess of the amount billed to the customer and the amount billed to the customer is not solely subject to the passage of time. This amount primarily includes revenue recognized for upticks and contingent placement fees in executive search contracts.

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances during the period:

	January 1, 2018	June 30, 2018	Variance
Contract assets
Unbilled receivables	$5,487	$9,733	$4,246
Contract assets	12,398	11,273	(1,125)

Contract liabilities
Deferred revenue	$30,370	$40,184	$9,814

During the six months ended June 30, 2018, we recognized revenue of $26.1 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the six months ended June 30, 2018 from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $17.4 million.

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

4.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2017	$2,534
Provision charged to income	3,056
Write-offs	(1,049)
Foreign currency translation	34
Balance at June 30, 2018	$4,575

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2018	December 31, 2017
Leasehold improvements	$47,592	$48,216
Office furniture, fixtures and equipment	18,159	17,732
Computer equipment and software	28,534	28,300
Property and equipment, gross	94,285	94,248
Accumulated depreciation	(57,533)	(54,734)
Property and equipment, net	$36,752	$39,514

Depreciation expense for the three months ended June 30, 2018 and 2017 was $2.8 million and $2.7 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $5.6 million and $4.5 million, respectively.

6.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The fair value for these investments was $21.6 million and $21.3 million as of June 30, 2018 and December 31, 2017, respectively. The aggregate cost basis for these investments was $15.5 million and $14.6 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following tables provide a summary of the fair value measurements at June 30, 2018 and December 31, 2017 for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at June 30, 2018
U.S. non-qualified deferred compensation plan	$21,621	$—	$—	$21,621
Assets designated for retirement and pension plans	—	18,089	—	18,089
Pension benefit obligation	—	(23,248)	—	(23,248)
Acquisition earnout accruals	—	—	(10,698)	(10,698)
	$21,621	$(5,159)	$(10,698)	$5,764

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2017
U.S. non-qualified deferred compensation plan	$21,319	$—	$—	$21,319
Assets designated for retirement and pension plans	—	18,590	—	18,590
Pension benefit obligation	—	(23,886)	—	(23,886)
Acquisition earnout accruals	—	—	(7,213)	(7,213)
	$21,319	$(5,296)	$(7,213)	$8,810

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2018 and December 31, 2017, based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the six months ended June 30, 2018:

Acquisition Earnout Accruals
Balance at December 31, 2017	$(7,213)
Acquisition earnouts (Note 8)	(3,054)
Earnout accretion	(647)
Foreign currency translation	216
Balance at June 30, 2018	$(10,698)

8.	Acquisitions

On January 4, 2018, the Company acquired Amrop A/S ("Amrop"), a Denmark-based provider of executive search services for 24.3 million Danish Kroner (equivalent to $3.9 million on the acquisition date) of initial consideration which was funded from existing cash. The former owners of Amrop are expected to receive additional cash consideration based on fee revenue generated during the two-year period following the completion of the acquisition. When estimating the value of future cash consideration, the Company has accrued $3.1 million on the acquisition date. The Company recorded $1.7 million of intangible assets related to customer relationships and $5.1 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

9.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	June 30, 2018	December 31, 2017
Executive Search
Americas	$88,535	$88,690
Europe	48,892	44,407
Asia Pacific	8,918	9,302
Total Executive Search	146,345	142,399
Heidrick Consulting	36,257	36,257
Goodwill, gross	182,602	178,656
Accumulated impairment	(59,764)	(59,764)
Goodwill, net	$122,838	$118,892

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2018, are as follows:

	Executive Search			Heidrick Consulting
	Americas	Europe	Asia Pacific		Total
Gross goodwill at December 31, 2017	$88,690	$44,407	$9,302	$36,257	$178,656
Accumulated impairment	—	(23,507)	—	(36,257)	(59,764)
Net goodwill at December 31, 2017	88,690	20,900	9,302	—	118,892
Amrop acquisition	—	5,080	—	—	5,080
Foreign currency translation	(155)	(595)	(384)	—	(1,134)
Net goodwill at June 30, 2018	$88,535	$25,385	$8,918	$—	$122,838

On January 4, 2018, the Company acquired Amrop and included the fair value of the acquired assets and liabilities as of the acquisition date in the Condensed Consolidated Balance Sheets. The Company included $5.1 million of goodwill related to the acquisition in the Europe segment.

During the six months ended June 30, 2017, the Company determined that the goodwill within the Culture Shaping reporting unit was impaired, which resulted in an impairment charge of $29.3 million to write-off all of the goodwill. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement. Effective January 1, 2018, the Company completed its integration of the Culture Shaping reporting unit into the newly created Heidrick Consulting reporting unit.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2018	December 31, 2017
Executive Search
Americas	$132	$252
Europe	2,694	1,799
Asia Pacific	93	107
Total Executive Search	2,919	2,158
Heidrick Consulting	—	—
Total other intangible assets, net	$2,919	$2,158

The Company recorded customer relationships in the Europe segment of $1.7 million related to the acquisition of Amrop.

During the six months ended June 30, 2017, the Company determined that the intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $9.9 million to write-off all of the intangible assets. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	June 30, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.9	$15,218	$(12,308)	$2,910	$13,703	$(11,612)	$2,091
Trade name	0.0	449	(449)	—	459	(459)	—
Non-compete	2.0	225	(216)	9	230	(163)	67
Total intangible assets	6.9	$15,892	$(12,973)	$2,919	$14,392	$(12,234)	$2,158

Intangible asset amortization expense for the three months ended June 30, 2018 and 2017 was $0.5 million and $1.3 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2018 and 2017 was $0.9 million and $3.0 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2018, for the years ended December 31st is as follows:

Estimated Future Amortization
2018	$638
2019	869
2020	544
2021	367
2022	248
Thereafter	253
Total	$2,919

10.	Other Current Assets and Liabilities and Non-Current Liabilities

The components of other current assets are as follows:

	June 30, 2018	December 31, 2017
Contract assets	$21,006	$3,538
Other	6,632	8,082
Total other current assets	$27,638	$11,620

The components of other current liabilities are as follows:

	June 30, 2018	December 31, 2017
Restructuring charges	$4,104	$13,023
Other	33,214	27,323
Total other current liabilities	$37,318	$40,346

The components of other non-current liabilities are as follows:

	June 30, 2018	December 31, 2017
Premise related costs	$16,617	$18,360
Accrued earnout payments	3,248	3,076
Restructuring charges	—	10
Other	2,094	2,151
Total other non-current liabilities	$21,959	$23,597

11.	Line of Credit

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

Borrowings under the Replacement Facility may be used for working capital, capital expenditures, permitted acquisitions (as defined in the Restated Credit Agreement) and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Replacement Facility are guaranteed by certain of the Company’s subsidiaries.

During the six months ended June 30, 2018, the Company borrowed $20.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $20.0 million during the six months ended June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the Restated Credit Agreement.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. On May 24, 2018, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 850,000 shares. As of June 30, 2018, 2,035,742 awards have been issued under the 2012 Program and 1,454,788 shares remain available for future awards, including 640,530 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2022.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Salaries and employee benefits	$1,513	$1,738	$3,289	$3,378
General and administrative expenses	563	338	563	338
Income tax benefit related to stock-based compensation included in net income	550	819	1,021	1,466

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2018:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2017	491,154	$21.92
Granted	183,546	31.11
Vested and converted to common stock	(199,550)	21.66
Forfeited	(46,877)	24.30
Outstanding on June 30, 2018	428,273	$25.72

As of June 30, 2018, there was $5.6 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

Performance stock unit activity for the six months ended June 30, 2018:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2017	185,891	$23.82
Granted	102,138	25.81
Vested and converted to common stock	(43,361)	23.64
Forfeited	(43,057)	23.83
Outstanding on June 30, 2018	201,611	$24.87

As of June 30, 2018, there was $2.6 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

Changes to the accrual for restructuring charges for the six months ended June 30, 2018, are as follows:

	Employee Related	Office Related	Other	Total
Outstanding on December 31, 2017	$11,866	$148	$1,011	$13,025
Cash payments	(5,894)	(248)	(976)	(7,118)
Other	(1,869)	100	27	(1,742)
Exchange rate fluctuations	(56)	—	(5)	(61)
Outstanding on June 30, 2018	$4,047	$—	$57	$4,104

14.	Income Taxes

The Company reported income before taxes of $18.4 million and an income tax provision of $6.9 million for the three months ended June 30, 2018. The Company reported loss before taxes of $28.7 million and an income tax benefit of $10.4 million for the three months ended June 30, 2017. The effective tax rates for the three months ended June 30, 2018 and 2017, were 37.7% and 36.3%, respectively. The effective tax rate for the three months ended June 30, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act enacted on December 22, 2017 in the United States. The effective tax rate for the three months ended June 30, 2017 was impacted by the deferred tax effect on the long-lived assets and goodwill impairment and the inability to recognize losses in certain jurisdictions.

The Company reported income before taxes of $31.3 million and an income tax provision of $9.7 million for the six months ended June 30, 2018. The Company reported loss before taxes of $24.6 million and an income tax benefit of $7.0 million for the six months ended June 30, 2017. The effective tax rates for the six months ended June 30, 2018 and 2017, were 30.9% and 28.4%, respectively. The effective tax rate for the six months ended June 30, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act enacted on December 22, 2017 in the United States. The effective tax rate for the six months ended June 30, 2017 was impacted by the non-deductibility of the employee benefit tax settlement, the deferred tax effect on the long-lived assets and goodwill impairment and the inability to recognize losses in certain jurisdictions.

The Company estimates that its effective tax rate for the year ended December 31, 2018, will be between 33% and 37%. The full year effective rate for 2018 is primarily the result of one-time items and the Tax Cuts and Jobs Act.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities, foreign earnings intended to be remitted, and the tax on foreign earnings intended to be remitted. The Company has included these amounts in its consolidated financial statements for the quarter ended June 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

15.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the six months ended June 30, 2018 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2017	$6,089	$9,143	$(1,917)	$13,315
Other comprehensive income before classification, net of tax	—	(2,226)	—	(2,226)
Amount reclassified from AOCI	—	—	—	—
Net current period other comprehensive income	—	(2,226)	—	(2,226)
Adoption of accounting standards (1)	(6,089)	—	—	(6,089)
Balance at June 30, 2018	$—	$6,917	$(1,917)	$5,000

(1) Upon adoption of ASC 2016-01, unrealized gains (losses) on available for sale securities was reclassified from AOCI to retained earnings.

16.	Segment Information

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports Leadership Consulting and Culture Shaping as one operating segment, Heidrick Consulting. In conjunction with the change in operating segments, the Company modified its corporate cost allocation methodology. Previously reported operating segment results for the three and six months ended June 30, 2017, have been recast to conform to the new operating segment structure and corporate cost allocation methodology.

The Company currently operates its executive search business in the Americas, Europe (which includes Africa), and Asia Pacific (which includes the Middle East), and operates its Heidrick Consulting business globally.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and other operating income are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income, more appropriately reflects its core operations.

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Executive Search
Americas	$102,692	$83,090	$188,995	$160,188
Europe	37,286	30,335	72,967	56,540
Asia Pacific	26,517	21,115	50,365	42,297
Total Executive Search	166,495	134,540	312,327	259,025
Heidrick Consulting	16,564	17,674	30,803	33,195
Revenue before reimbursements (net revenue)	183,059	152,214	343,130	292,220
Reimbursements	4,630	4,904	9,217	9,075
Total revenue	$187,689	$157,118	$352,347	$301,295

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income (loss)
Executive Search
Americas	$26,012	$21,466	$46,647	$39,818
Europe	2,295	1,456	5,549	1,160
Asia Pacific	2,891	587	7,194	3,597
Total Executive Search	31,198	23,509	59,390	44,575
Heidrick Consulting	(3,997)	(42,253)	(9,227)	(47,224)
Total segment operating income (loss)	27,201	(18,744)	50,163	(2,649)
Global Operations Support	(8,740)	(9,667)	(18,581)	(19,124)
Total operating income (loss)	$18,461	$(28,411)	$31,582	$(21,773)

17.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit-backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2023. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.6 million as of June 30, 2018. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Executive Overview

Our Business. We are a leadership advisory firm providing executive search and leadership consulting services to businesses and business leaders worldwide. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We provide our services to a broad range of clients through the expertise of approximately 380 consultants located in major cities around the world.

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports Leadership Consulting and Culture Shaping as one operating segment, Heidrick Consulting. In conjunction with the change in operating segments, the Company modified its corporate cost allocation methodology. Previously reported operating segment results for the three and six months ended June 30, 2017 have been recast to conform to the new operating segment structure.

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

Third Quarter 2018 Outlook

We are currently forecasting 2018 third quarter net revenue of between $170 million and $180 million. Our 2018 third quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in June 2018.

Our 2018 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2017 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	2.5	3.2	2.7	3.1
Total revenue	102.5	103.2	102.7	103.1

Operating expenses
Salaries and employee benefits	69.7	67.9	69.7	68.7
General and administrative expenses	20.2	25.0	21.1	25.4
Impairment Charges	—	25.7	—	13.4
Reimbursed expenses	2.5	3.2	2.7	3.1
Total operating expenses	92.4	121.9	93.5	110.6

Operating income (loss)	10.1	(18.7)	9.2	(7.5)

Non-operating income (expense)
Interest, net	—	(0.1)	0.1	—
Other, net	—	(0.1)	(0.1)	(1.0)
Net non-operating expense	—	(0.2)	(0.1)	(1.0)

Income (loss) before income taxes	10.1	(18.8)	9.1	(8.4)

Provision for (benefit from) income taxes	3.8	(6.9)	2.8	(2.4)

Net income (loss)	6.3%	(12.0)%	6.3%	(6.0)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 16, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Executive Search
Americas	$102,692	$83,090	$188,995	$160,188
Europe	37,286	30,335	72,967	56,540
Asia Pacific	26,517	21,115	50,365	42,297
Total Executive Search	166,495	134,540	312,327	259,025
Heidrick Consulting	16,564	17,674	30,803	33,195
Revenue before reimbursements (net revenue)	183,059	152,214	343,130	292,220
Reimbursements	4,630	4,904	9,217	9,075
Total revenue	$187,689	$157,118	$352,347	$301,295

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income (loss)
Executive Search
Americas	$26,012	$21,466	$46,647	$39,818
Europe	2,295	1,456	5,549	1,160
Asia Pacific	2,891	587	7,194	3,597
Total Executive Search	31,198	23,509	59,390	44,575
Heidrick Consulting	(3,997)	(42,253)	(9,227)	(47,224)
Total segment operating income (loss)	27,201	(18,744)	50,163	(2,649)
Global Operations Support	(8,740)	(9,667)	(18,581)	(19,124)
Total operating income (loss)	$18,461	$(28,411)	$31,582	$(21,773)

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Total revenue. Consolidated total revenue increased $30.6 million, or 19.5%, to $187.7 million for the three months ended June 30, 2018, from $157.1 million for the three months ended June 30, 2017. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $30.8 million, or 20.3%, to $183.1 million for the three months ended June 30, 2018 from $152.2 million for the three months ended June 30, 2017. Foreign exchange rate fluctuations positively impacted results by $2.8 million, or 1.6%. Executive Search net revenue was $166.5 million for the three months ended June 30, 2018, an increase of $32.0 million compared to the three months ended June 30, 2017. The increase in Executive Search net revenue was the result of growth in the Americas, Europe, and Asia Pacific. Our acquisition of Amrop in January 2018 contributed to the growth in Executive Search net revenue. The net impact of the new revenue recognition standard reduced Executive Search net revenue by approximately $0.2 million. Heidrick Consulting net revenue decreased $1.1 million, or 6.3%, to $16.6 million for the three months ended June 30, 2018 from $17.7 million for the three months ended June 30, 2017. Heidrick Consulting net revenue declined approximately $0.8 million due to the adoption of the new revenue recognition standard.

The number of Executive Search and Heidrick Consulting consultants was 349 and 31, respectively, as of June 30, 2018, compared to 355 and 27, respectively, as of June 30, 2017. Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.9 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. The number of confirmed searches increased 22.7% compared to 2017. The average revenue per executive search increased to $119,400 for the three months ended June 30, 2018, compared to $118,300 for the three months ended June 30, 2017.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $24.3 million, or 23.5%, to $127.7 million for the three months ended June 30, 2018 from $103.4 million for the three months ended June 30, 2017. The impact of the new revenue recognition standard decreased salaries and benefits expense by $0.7 million. The increase was due to higher fixed compensation of $6.2 million and higher variable compensation of $18.1 million. Fixed compensation increased primarily due to compensation costs related to our recent acquisition, minimum guarantee and sign-on bonus amortization, base salaries and payroll taxes, and retirement and benefits. Variable compensation increased primarily due to improved productivity in the Executive Search business. Foreign exchange rate fluctuations negatively impacted results by $1.9 million, or 1.5%.

For the three months ended June 30, 2018, we had an average of 1,611 employees compared to an average of 1,811 employees for the three months ended June 30, 2017. The decline in average employees reflects the restructuring activities announced in 2017 to reduce overall costs and improve operational efficiencies.

As a percentage of net revenue, salaries and employee benefits expense was 69.7% for the three months ended June 30, 2018, compared to 67.9% for the three months ended June 30, 2017.

General and administrative expenses. Consolidated general and administrative expenses decreased $1.2 million, or 3.1%, to $36.9 million for the three months ended June 30, 2018, from $38.1 million for the three months ended June 30, 2017. The decrease is due to the reduced use of external third-party consultants to complete work for Heidrick Consulting, lower intangible amortization due to intangible asset impairment in the prior year, and decreases in bad debt, hiring fees and temporary labor, and information technology, partially offset by increases in professional fees and internal travel. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 1.3%.

As a percentage of net revenue, general and administrative expenses were 20.2% for the three months ended June 30, 2018, compared to 25.0% for the three months ended June 30, 2017.

Impairment charges. In 2017, the Company identified a triggering event and performed an interim impairment evaluation on the goodwill and intangible assets related to its Culture Shaping reporting unit during the quarter ended June 30, 2017. Based on the results of the of the impairment evaluation, the Company determined that the goodwill and intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $39.2 million to write-off all of the goodwill and intangible assets. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2017. In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting.

Operating income (loss). Consolidated operating income was $18.5 million for the three months ended June 30, 2018, compared to an operating loss $28.4 million, including impairment charges of $39.2 million, for the three months ended June 30, 2017. Foreign exchange rate fluctuations positively impacted operating income by $0.4 million, or 2.3%.

Net non-operating income (expense). Net non-operating expense was $0.1 million for the three months ended June 30, 2018, compared to $0.3 million for the three months ended June 30, 2017.

Interest, net, was approximately zero the three months ended June 30, 2018 and $0.1 million of expense for the three months ended June 30, 2017.

Other, net, was expense of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $102.7 million for the three months ended June 30, 2018, an increase of 23.6% from $83.1 million for the three months ended June 30, 2017. The increase in net revenue was due to a 19.7% increase in the number of executive search confirmations coupled with an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $0.3 million. The Consumer, Financial Services, Education and Social Enterprise, Industrial and Global Technology Services practice groups each contributed to the growth in net revenue. There were 174 Partner and Principal consultants as of June 30, 2018, compared to 171 as of June 30, 2017.

Salaries and employee benefits expense increased $15.1 million compared to the three months ended June 30, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by less than $0.1 million. Fixed compensation increased $4.1 million, primarily due to minimum guarantee and sign-on bonus amortization, and retirement and benefits, partially offset by lower separation costs. Variable compensation increased $11.0 million primarily due to higher bonus accruals as a result of increased productivity.

General and administrative expenses were consistent with the prior year due to an increase in professional fees, offset offset by a decline in internal travel.

Operating income was $26.0 million for the three months ended June 30, 2018, an increase of $4.5 million compared to $21.5 million for the three months ended June 30, 2017.

Europe

Europe reported net revenue of $37.3 million for the three months ended June 30, 2018, an increase of 22.9% from $30.3 million for the three months ended June 30, 2017. The increase in net revenue was due to a 30.5% increase in the number of executive search confirmations and the Company's acquisition of Amrop in January 2018. The net impact of the new revenue recognition standard decreased revenue by approximately $0.7 million. All industry practice groups contributed to net revenue growth. Foreign exchange rate fluctuations positively impacted results by $2.2 million, or 6.3%. There were 96 Partner and Principal consultants as of June 30, 2018 as compared to 103 as of June 30, 2017.

Salaries and employee benefits expense increased $5.7 million compared to the three months ended June 30, 2017. The impact of the new revenue recognition standard decreased salaries and benefits expense by $0.4 million. Fixed compensation increased

$1.7 million for the three months ended June 30, 2018. The increase in fixed compensation was primarily due to minimum guarantee and sign-on amortization, base salaries and payroll taxes due to merit increases and additional headcount as a result of our recent acquisition of Amrop, and retirement and benefits, partially offset by lower separation costs. Variable compensation increased $4.0 million due to higher bonus accruals as a result of increased productivity.

General and administrative expense increased $0.4 million as compared to the three months ended June 30, 2017, primarily due to ongoing general and administrative expenses related to our recent acquisition of Amrop, and office occupancy, partially offset by lower professional fees.

The Europe segment reported operating income of $2.3 million for the three months ended June 30, 2018, an increase of $0.8 million compared to $1.5 million for the three months ended June 30, 2017.

Asia Pacific

Asia Pacific reported net revenue of $26.5 million for the three months ended June 30, 2018, an increase of 25.6% compared to $21.1 million for the three months ended June 30, 2017. The increase in net revenue was due to a 19.5% increase in the number of executive search confirmations and an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $0.2 million. The Consumer, Financial Services, Life Sciences, Industrial and Global Technology Services practice groups each contributed to the growth in net revenue. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 1.2%. There were 79 Partner and Principal consultants as of June 30, 2018 compared to 81 as of June 30, 2017.

Salaries and employee benefits expense increased $3.2 million compared to the three months ended June 30, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $0.2 million. Fixed compensation increased $0.1 million due to increases in separation costs, minimum guarantee and sign-on amortization, and retirement and benefits, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $3.1 million due to higher bonus accruals due to increased productivity.

General and administrative expenses decreased $0.1 million compared to the three months ended June 30, 2017, primarily due to lower professional fees.

The Asia Pacific segment reported operating income of $2.9 million for the three months ended June 30, 2018, an increase of $2.3 million compared to the three months ended June 30, 2017.

Heidrick Consulting

Heidrick Consulting reported net revenue of $16.6 million for the three months ended June 30, 2018, a decrease of 6.3% compared to $17.7 million for the three months ended June 30, 2017. The decline in revenue is primarily the result of the adoption of the new revenue recognition standard and its $0.8 million impact on enterprise agreements. Enterprise agreements are now recognized over a longer term due to certain renewal options included in the contract. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 2.0%. There were 31 Heidrick Consulting Partner consultants at June 30, 2018 compared to 27 at June 30, 2017.

Salaries and employee benefits expense increased $1.0 million compared to the prior year. The impact of the new revenue recognition standard decreased salaries and benefits expense by $0.6 million. Fixed compensation increased $0.6 million due to an increase in base salaries and payroll taxes. Variable compensation increased $0.4 million due to higher bonus accruals.

General and administrative expenses decreased $1.3 million due to a decreases in the use of external third-party consultants to execute work, intangible amortization as a result of impairment in the prior year, and information technology, partially offset by increased professional fees.

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

The Heidrick Consulting segment reported an operating loss of $4.0 million for the three months ended June 30, 2018, an improvement of $38.3 million compared to an operating loss of $42.3 million, including impairment charges of $39.2 million, for the three months ended June 30, 2017.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2018, decreased $0.9 million, or 9.6%, to $8.7 million from $9.7 million for the three months ended June 30, 2017.

Salaries and employee benefits expense decreased $0.7 million due to decreases in the Company's deferred compensation plan, and variable compensation as a result of lower bonus accruals.

General and administrative expenses decreased $0.2 million, primarily due to lower internal travel and hiring fees and temporary labor, partially offset by higher professional fees and information technology.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Total revenue. Consolidated total revenue increased $51.1 million, or 16.9%, to $352.3 million for the six months ended June 30, 2018, from $301.3 million for the six months ended June 30, 2017. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $50.9 million, or 17.4%, to $343.1 million for the six months ended June 30, 2018 from $292.2 million for the six months ended June 30, 2017. Foreign exchange rate fluctuations positively impacted results by $8.3 million, or 2.5%. Executive Search net revenue was $312.3 million for the six months ended June 30, 2018, an increase of $53.3 million compared to the six months ended June 30, 2017. The increase in Executive Search net revenue was the result of growth in the Americas, Europe, and Asia Pacific. Our acquisition of Amrop in January 2018 also contributed to the growth in Executive Search net revenue. The net impact of the new revenue recognition standard increased Executive Search net revenue by approximately $3.3 million. Heidrick Consulting net revenue decreased $2.4 million, or 7.2%, to $30.8 million for the six months ended June 30, 2018 from $33.2 million for the six months ended June 30, 2017. Heidrick Consulting net revenue declined approximately $1.8 million due to the adoption of the new revenue recognition standard and its impact on the enterprise agreements.

Specific to Executive Search, our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.8 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. The number of confirmed searches increased 13.5% compared to 2017. The average revenue per executive search increased to $117,600 for the six months ended June 30, 2018, compared to $110,600 for the six months ended June 30, 2017.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $38.5 million, or 19.2%, to $239.1 million for the six months ended June 30, 2018 from $200.6 million for the six months ended June 30, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $1.0 million. The increase was due to higher fixed compensation of $8.1 million and higher variable compensation of $30.3 million. Fixed compensation increased primarily due compensation costs related to our recent acquisition, minimum guarantee and sign-on bonus amortization, and base salaries and payroll taxes. Variable compensation increased primarily due to improved productivity in the Executive Search business. Foreign exchange rate fluctuations negatively impacted results by $5.3 million, or 2.3%.

For the six months ended June 30, 2018, we had an average of 1,628 employees compared to an average of 1,812 employees for the six months ended June 30, 2017. The decline in average employees reflects the restructuring activities announced in 2017 to reduce overall costs and improve operational efficiencies.

As a percentage of net revenue, salaries and employee benefits expense was 69.7% for the six months ended June 30, 2018, compared to 68.7% for the six months ended June 30, 2017.

General and administrative expenses. Consolidated general and administrative expenses decreased $1.8 million, or 2.4%, to $72.5 million for the six months ended June 30, 2018, from $74.2 million for the six months ended June 30, 2017. The decrease is due to lower intangible amortization due to intangible asset impairment in the prior year, the reduced use of external third-party consultants to complete work for Heidrick Consulting and lower bad debt expense, partially offset by an increase in professional fees, office occupancy and internal travel. Foreign exchange rate fluctuations negatively impacted results by $1.5 million, or 2.1%.

As a percentage of net revenue, general and administrative expenses were 21.1% for the six months ended June 30, 2018, compared to 25.4% for the six months ended June 30, 2017.

Impairment charges. In 2017, the Company identified a triggering event and performed an interim impairment evaluation on the goodwill and intangible assets related to its Culture Shaping reporting unit during the quarter ended June 30, 2017. Based on the results of the of the impairment evaluation, the Company determined that the goodwill and intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $39.2 million to write-off all of the goodwill and intangible assets. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2017. In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting.

Operating income (loss). Consolidated operating income was $31.6 million for the six months ended June 30, 2018, compared to an operating loss $21.8 million, including impairment charges of $39.2 million, for the six months ended June 30, 2017. Foreign exchange rate fluctuations positively impacted operating income by $1.5 million, or 5.1%.

Net non-operating income (expense). Net non-operating expense was $0.3 million for the six months ended June 30, 2018, compared to $2.8 million for the six months ended June 30, 2017.

Interest, net, was $0.2 million and $0.1 million of income for the six months ended June 30, 2018 and 2017, respectively.

Other, net, was expense of $0.5 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. Other, net improved primarily due to the one-time HMRC employee benefit tax settlement of $2.4 million in 2017.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $189.0 million for the six months ended June 30, 2018, an increase of 18.0% from $160.2 million for the six months ended June 30, 2017. The increase in net revenue was due to a 14.4% increase in the number of executive search confirmations coupled with an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $2.1 million. The Consumer, Financial Services, Education and Social Enterprise and Global Technology Services practice groups each contributed to the growth in net revenue. There were 174 Partner and Principal consultants as of June 30, 2018, compared to 171 as of June 30, 2017.

Salaries and employee benefits expense increased $21.9 million compared to the six months ended June 30, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $1.4 million. Fixed compensation increased $4.6 million, primarily due to minimum guarantee and sign-on bonus amortization, and retirement and benefits. Variable compensation increased $17.3 million primarily due to higher bonus accruals as a result of increased productivity.

General and administrative expenses were consistent with the prior year due to an increase in professional fees and internal travel, offset by a decline in bad debt.

Operating income was $46.6 million for the six months ended June 30, 2018, an increase of $6.8 million compared to $39.8 million for the six months ended June 30, 2017.

Europe

Europe reported net revenue of $73.0 million for the six months ended June 30, 2018, an increase of 29.1% from $56.5 million for the six months ended June 30, 2017. The increase in net revenue was due to a 17.9% increase in the number of executive search confirmations, an increase in average revenue per executive search and the Company's acquisition of Amrop in January 2018. The net impact of the new revenue recognition standard increased revenue by approximately $0.4 million. All industry practice groups contributed to net revenue growth. Foreign exchange rate fluctuations positively impacted results by $6.2 million, or 9.2%. There were 96 Partner and Principal consultants as of June 30, 2018 as compared to 103 as of June 30, 2017.

Salaries and employee benefits expense increased $10.1 million compared to the six months ended June 30, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $0.3 million. Fixed compensation increased $2.7 million for the six months ended June 30, 2018. The increase in fixed compensation was primarily due to minimum guarantee and sign-on amortization, base salaries and payroll taxes due to merit increases and additional headcount as a result of our recent acquisition of Amrop, and retirement and benefits, partially offset by lower separation costs. Variable compensation increased $7.4 million due to higher bonus accruals as a result of increased productivity.
General and administrative expense increased $1.9 million as compared to the six months ended June 30, 2017, primarily due to ongoing general and administrative expenses related to our recent acquisition of Amrop, office occupancy, and internal travel, partially offset by lower professional fees.

The Europe segment reported operating income of $5.5 million for the six months ended June 30, 2018, an increase of $4.4 million compared to $1.2 million for the six months ended June 30, 2017.

Asia Pacific

Asia Pacific reported net revenue of $50.4 million for the six months ended June 30, 2018, an increase of 19.1% compared to $42.3 million for the six months ended June 30, 2017. The increase in net revenue was due to a 7.0% increase in the number of executive search confirmations and an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $0.8 million. The Consumer, Financial Services, and Global Technology Services practice groups each contributed to the growth in net revenue. Foreign exchange rate fluctuations positively impacted results by $1.1 million, or 2.2%. There were 79 Partner and Principal consultants as of June 30, 2018 compared to 81 as of June 30, 2017.

Salaries and employee benefits expense increased $5.3 million compared to the six months ended June 30, 2017. The impact of the new revenue recognition standard increased salaries and benefits expense by $0.6 million. Fixed compensation increased $0.5 million due to an increase in minimum guarantee and sign-on bonus amortization, and separation, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $4.8 million due to higher bonus accruals due to increased productivity.

General and administrative expenses decreased $0.8 million compared to the six months ended June 30, 2017, primarily due to decreases in bad debt, internal travel and professional fees.

The Asia Pacific segment reported operating income of $7.2 million for the six months ended June 30, 2018, an increase of $3.6 million compared to the six months ended June 30, 2017.

Heidrick Consulting

Heidrick Consulting reported net revenue of $30.8 million for the six months ended June 30, 2018, a decrease of 7.2% compared to $33.2 million for the six months ended June 30, 2017. The decline in revenue is due to decreases in both consulting work and enterprise agreements. The decline in enterprise agreements is primarily the result of the adoption of the new revenue recognition standard. Enterprise agreements are now recognized over a longer term due to certain renewal options included in the contract. The net impact of the new revenue recognition standard decreased revenue by approximately $1.8 million. Foreign exchange rate fluctuations positively impacted results by $0.9 million, or 3.1%. There were 31 Heidrick Consulting Partner consultants at June 30, 2018 compared to 27 at June 30, 2017.

Salaries and employee benefits expense increased $1.8 million compared to the prior year. The impact of the new revenue recognition standard decreased salaries and benefits expense by $1.3 million. Fixed compensation increased $0.7 million due to an increase in base salaries and payroll taxes, partially offset by declines in minimum guarantee and sign-on amortization, and retirement and benefits. Variable compensation increased $1.0 million due to higher bonus accruals.

General and administrative expenses decreased $3.0 million due to lower intangible amortization as a result of impairment in the prior year, less reliance on external third-party consultants to execute work, and a decrease information technology, partially offset by an increase in professional fees.

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

The Heidrick Consulting segment reported an operating loss of $9.2 million for the six months ended June 30, 2018, an improvement of $38.0 million compared to an operating loss of $47.2 million, including impairment charges of $39.2 million, for the six months ended June 30, 2017.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2018, decreased $0.5 million, or 2.8%, to $18.6 million from $19.1 million for the six months ended June 30, 2017.

Salaries and employee benefits expense decreased $0.6 million due to decreases in the Company's deferred compensation plan and lower bonus accruals.

General and administrative expenses increased $0.1 million, primarily due to higher information technology, office occupancy and professional fees, partially offset by lower hiring fees and temporary labor and internal travel.

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

During the six months ended June 30, 2018, the Company borrowed $20.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $20.0 million during the six months ended June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the Restated Credit Agreement.

The Company was in compliance with the financial and other covenants under the Restated Credit Agreement and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at June 30, 2018, December 31, 2017, and June 30, 2017 were $85.8 million, $207.5 million and $58.2 million, respectively. The $85.8 million of cash and cash equivalents at June 30, 2018, includes $52.4 million held by our foreign subsidiaries. A portion of the $52.4 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the six months ended June 30, 2018, cash used in operating activities was $107.1 million. This use of cash was primarily the result of cash bonus payments related to 2017 and prior year cash bonus deferrals, an increase in accounts receivable of $55.4 million and restructuring payments of $8.9 million, partially offset by net income of $21.6 million.

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

Cash flows used in investing activities. Cash used in investing activities was $6.0 million for the six months ended June 30, 2018, primarily due to the $3.2 million acquisition of Amrop, capital expenditures of $2.5 million and purchases of available for sale investments of $1.9 million.

Cash used in investing activities was $12.1 million for the six months ended June 30, 2017, primarily due to capital expenditures of $10.4 million and purchases of available for sale investments of $2.0 million related to the Company's non-qualified deferred compensation plan.

Cash flows used in financing activities. Cash used by financing activities for the six months ended June 30, 2018, was $7.3 million primarily due to dividend payments of $5.0 million and employee tax withholding payments on equity transactions of $2.2 million. Gross borrowings and payments on the Company's line of credit were each $20.0 million during the six months ended June 30, 2018.

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

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The adoption of this guidance resulted in a reclassification of accumulated unrealized gains of approximately $6.1 million from accumulated other comprehensive income to retained earnings. The impact of the adoption of this guidance on the Company's Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 was not material. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Refer to Note 2, Summary of Significant Accounting Policies, for the impact of the the adoption of this guidance on the financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2018 by $0.7 million). For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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
Date: July 31, 2018

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller