Form 10-Q
period 2018-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2018-10-29
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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
As of October 26, 2018, there were 18,958,673 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$164,216	$207,534
Accounts receivable, net	158,107	98,700
Prepaid expenses	25,083	22,003
Other current assets	29,783	11,620
Income taxes recoverable	5,763	3,933
Total current assets	382,952	343,790

Non-current assets
Property and equipment, net	35,491	39,514
Assets designated for retirement and pension plans	16,554	17,130
Investments	21,013	21,319
Other non-current assets	19,546	8,999
Goodwill	122,445	118,892
Other intangible assets, net	2,535	2,158
Deferred income taxes	32,320	35,402
Total non-current assets	249,904	243,414

Total assets	$632,856	$587,204

Current liabilities
Accounts payable	$8,979	$9,824
Accrued salaries and employee benefits	177,930	177,426
Deferred revenue	42,870	31,272
Other current liabilities	35,127	40,346
Income taxes payable	7,866	6,924
Total current liabilities	272,772	265,792

Non-current liabilities
Accrued salaries and employee benefits	40,946	40,308
Retirement and pension plans	43,536	44,802
Other non-current liabilities	21,769	23,597
Total non-current liabilities	106,251	108,707

Total liabilities	379,023	374,499

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,954,275 and 18,781,433 shares outstanding at September 30, 2018 and December 31, 2017, respectively	196	196
Treasury stock at cost, 631,502 and 804,344 shares at September 30, 2018 and December 31, 2017, respectively	(20,298)	(26,096)
Additional paid in capital	224,962	226,006
Retained earnings (deficit)	44,854	(716)
Accumulated other comprehensive income	4,119	13,315
Total stockholders’ equity	253,833	212,705

Total liabilities and stockholders’ equity	$632,856	$587,204
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Revenue before reimbursements (net revenue)	$187,588	$159,800	$530,718	$452,020
Reimbursements	4,753	4,665	13,970	13,740
Total revenue	192,341	164,465	544,688	465,760

Operating expenses
Salaries and employee benefits	133,933	108,546	373,021	309,159
General and administrative expenses	33,072	37,232	105,532	111,454
Impairment charges	—	—	—	39,158
Reimbursed expenses	4,753	4,665	13,970	13,740
Total operating expenses	171,758	150,443	492,523	473,511

Operating income (loss)	20,583	14,022	52,165	(7,751)

Non-operating income (expense)
Interest, net	259	94	496	195
Other, net	2,345	147	1,849	(2,773)
Net non-operating income (expense)	2,604	241	2,345	(2,578)

Income (loss) before income taxes	23,187	14,263	54,510	(10,329)

Provision for (benefit from) income taxes	6,718	6,092	16,410	(902)

Net income (loss)	16,469	8,171	38,100	(9,427)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(881)	995	(3,107)	5,779
Net unrealized gain on available-for-sale investments	—	624	—	1,858
Other comprehensive income (loss), net of tax	(881)	1,619	(3,107)	7,637

Comprehensive income (loss)	$15,588	$9,790	$34,993	$(1,790)

Weighted-average common shares outstanding
Basic	18,954	18,781	18,905	18,720
Diluted	19,401	19,016	19,444	18,720

Earnings per common share
Basic	$0.87	$0.44	$2.02	$(0.50)
Diluted	$0.85	$0.43	$1.96	$(0.50)

Cash dividends paid per share	$0.13	$0.13	$0.39	$0.39
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	19,586	$196	805	$(26,096)	$226,006	$(716)	$13,315	$212,705
Net income	—	—	—	—	—	38,100	—	38,100
Adoption of accounting standards	—	—	—	—	—	15,043	(6,089)	8,954
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(3,107)	(3,107)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	6,763	—	—	6,763
Vesting of equity, net of tax withholdings	—	—	(167)	5,604	(7,838)	—	—	(2,234)
Re-issuance of treasury stock	—	—	(6)	194	31	—	—	225
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,389)	—	(7,389)
Dividend equivalents on restricted stock units	—	—	—	—	—	(184)	—	(184)
Balance at September 30, 2018	19,586	$196	632	$(20,298)	$224,962	$44,854	$4,119	$253,833
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows - operating activities
Net income (loss)	$38,100	$(9,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,558	11,270
Deferred income taxes	(438)	(15,340)
Stock-based compensation expense	6,763	3,915
Accretion expense related to earnout payments	963	836
Impairment charges	—	39,158
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(60,057)	(32,603)
Accounts payable	(761)	49
Accrued expenses	3,834	(38,043)
Restructuring accrual	(10,833)	—
Deferred revenue	185	6,061
Income taxes payable, net	(2,003)	(44)
Retirement and pension plan assets and liabilities	(1,019)	2,798
Prepaid expenses	(3,416)	(1,631)
Other assets and liabilities, net	(3,761)	(3,000)
Net cash used in operating activities	(22,885)	(36,001)

Cash flows - investing activities
Acquisition of business	(3,119)	(364)
Capital expenditures	(4,939)	(13,161)
Purchases of available-for-sale investments	(2,046)	(2,117)
Proceeds from sales of available-for-sale investments	2,890	1,271
Net cash used in investing activities	(7,214)	(14,371)

Cash flows - financing activities
Proceeds from line of credit	20,000	40,000
Payments on line of credit	(20,000)	(40,000)
Cash dividends paid	(7,573)	(7,676)
Payment of employee tax withholdings on equity transactions	(2,234)	(2,392)
Acquisition earnout payments	—	(4,557)
Net cash used in financing activities	(9,807)	(14,625)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(3,442)	5,766

Net decrease in cash, cash equivalents and restricted cash	(43,348)	(59,231)
Cash, cash equivalents and restricted cash at beginning of period	208,162	165,569
Cash, cash equivalents and restricted cash at end of period	$164,814	$106,338
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

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of September 30, 2018 and 2017, and December 31, 2017 and 2016:

	September 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$164,216	$105,718	$207,534	$165,011
Restricted cash included within other current assets	598	265	526	139
Restricted cash included within other non-current assets	—	355	102	419
Total cash, cash equivalents and restricted cash	$164,814	$106,338	$208,162	$165,569

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$16,469	$8,171	$38,100	$(9,427)
Weighted average shares outstanding:
Basic	18,954	18,781	18,905	18,720
Effect of dilutive securities:
Restricted stock units	278	187	345	—
Performance stock units	169	48	194	—
Diluted	19,401	19,016	19,444	18,720
Basic earnings per share	$0.87	$0.44	$2.02	$(0.50)
Diluted earnings per share	$0.85	$0.43	$1.96	$(0.50)

Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 327,000 and 80,000 common shares, respectively, for the nine months ended September 30, 2017, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases, intended to provide transition relief on comparative reporting at adoption. The ASU allows companies to present prior periods under current GAAP (Topic 840), rather than restating all periods presented under the new requirements of ASU No. 2016-02. ASU No. 2018-11 also eliminated the requirement that companies separate non-lease and lease components in a contract, and allows companies to account for those components as a single lease.

The Company will adopt the guidance on January 1, 2019 using the modified retrospective method without restatement of the prior periods. As such, prior periods will continue to be presented under the existing ASC 840 lease accounting guidance. The Company is currently performing its evaluation of ASU 2016-02 and ASU 2018-11. The adoption of the guidance will have a material impact on the Company's Consolidated Balance Sheets with respect to recording a right-of-use asset and lease liability for each of the Company's leases. The Company's lease portfolio is primarily comprised of office leases, which are currently classified as operating leases and will continue to be classified as operating leases under the new guidance. The Company does not anticipate a significant change in expense recognition as it relates to the new guidance.

Recently Adopted Financial Accounting Standards

On January 1, 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce both diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. The adoption of this guidance did not have an impact on the Company's financial statements. The future impact of this accounting guidance will be dependent on future modification events including the number of awards modified.

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

On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The adoption of this guidance increased the Company's beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows by approximately $0.6 million for each period presented. Changes in the Company's restricted cash balances between periods are immaterial.

On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain cash receipts and cash payments should be presented and classified. The adoption of this guidance did not have an impact on the Company's financial statements.

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The adoption of this guidance resulted in a reclassification of accumulated unrealized gains of approximately $6.1 million from accumulated other comprehensive income to retained earnings. The impact of the adoption of this guidance on the Company's Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2018, was not material. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

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

Impacts on Financial Statements of Recently Adopted Financial Accounting Standards

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of January 1, 2018 as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers, and ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities was as follows:

	December 31, 2017	ASU 2014-09 Adjustments	ASU 2016-01 Adjustments	January 1, 2018
Current assets
Other current assets	$11,620	$14,689	$—	$26,309
Total current assets	343,790	14,689	—	358,479

Non-current assets
Deferred income taxes	35,402	(3,099)	—	32,303
Total non-current assets	243,414	(3,099)	—	240,315

Total assets	$587,204	$11,590	$—	$598,794

Current liabilities
Deferred revenue	31,272	(1,059)	—	30,213
Other current liabilities	40,346	3,695	—	44,041
Total current liabilities	265,792	2,636	—	268,428

Total liabilities	$374,499	$2,636	$—	$377,135

Stockholders' equity
Retained earnings (deficit)	(716)	8,954	6,089	14,327
Accumulated other comprehensive income	13,315	—	(6,089)	7,226
Total stockholders’ equity	212,705	8,954	—	221,659

Total liabilities and stockholders’ equity	$587,204	$11,590	$—	$598,794

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Balance Sheet as of September 30, 2018 was as follows:

	September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Current assets
Other current assets	$29,783	$12,678	$17,105
Total current assets	382,952	365,847	17,105

Non-current assets
Deferred income taxes	32,320	35,419	(3,099)
Total non-current assets	249,904	253,003	(3,099)

Total assets	$632,856	$618,850	$14,006

Current liabilities
Accrued salaries and employee benefits	177,930	176,984	946
Deferred revenue	42,870	43,531	(661)
Other current liabilities	35,127	30,760	4,367
Income taxes payable	7,866	7,746	120
Total current liabilities	272,772	268,000	4,772

Total liabilities	$379,023	$374,251	$4,772

Stockholders' equity
Retained earnings (deficit)	44,854	35,620	9,234
Total stockholders’ equity	253,833	244,599	9,234

Total liabilities and stockholders’ equity	$632,856	$618,850	$14,006

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Revenue
Revenue before reimbursements (net revenue)	$187,588	$187,720	$(132)	$530,718	$529,372	$1,346
Reimbursements	4,753	4,753	—	13,970	13,970	—
Total revenue	192,341	192,473	(132)	544,688	543,342	1,346

Operating expenses
Salaries and employee benefits	133,933	134,017	(84)	373,021	372,075	946
General and administrative expenses	33,072	33,072	—	105,532	105,532	—
Reimbursed expenses	4,753	4,753	—	13,970	13,970	—
Total operating expenses	171,758	171,842	(84)	492,523	491,577	946

Operating income	20,583	20,631	(48)	52,165	51,765	400

Non-operating income (expense)
Interest, net	259	259	—	496	496	—
Other, net	2,345	2,345	—	1,849	1,849	—
Net non-operating income (expense)	2,604	2,604	—	2,345	2,345	—

Income before income taxes	23,187	23,235	(48)	54,510	54,110	400

Provision for income taxes	6,718	6,736	(18)	16,410	16,290	120

Net income	$16,469	$16,499	$(30)	$38,100	$37,820	$280

Basic earnings per share	$0.87	$0.87	$—	$2.02	$2.00	$0.02
Diluted earnings per share	$0.85	$0.85	$—	$1.96	$1.95	$0.01

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 was as follows:

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Cash flows - operating activities
Net income	$38,100	$37,820	$280
Changes in assets and liabilities, net of effects of acquisitions:
Accrued expenses	3,834	(1,479)	5,313
Deferred revenue	185	2,843	(2,658)
Income taxes payable, net	(2,003)	(2,123)	120
Other assets and liabilities, net	$(3,761)	$(705)	$(3,056)

3.	Revenue

Executive Search

Revenue is recognized as we satisfy our performance obligations by transferring a good or service to a client. Generally, each of our executive search contracts contain one performance obligation which is the process of identifying potentially qualified candidates for a specific client position. In most contracts, the transaction price includes both fixed and variable consideration. Fixed compensation is comprised of a retainer, equal to approximately one-third of the estimated first year compensation for the position to be filled, and indirect expenses, equal to a specified percentage of the retainer, as defined in the contract. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract. If actual compensation of a placed candidate exceeds the original compensation estimate, the Company is often authorized to bill the client for one-third of the excess compensation. The Company refers to this additional billing as uptick revenue. In most contracts, variable consideration is comprised of uptick revenue and direct expenses. The Company bills its clients for uptick revenue upon completion of the executive search, and direct expenses are billed as incurred.

As required under ASU 2014-09, and as described in Note 2, Summary of Significant Accounting Policies, the Company now estimates uptick revenue at contract inception, based on a portfolio approach, utilizing the expected value method based on a historical analysis of uptick revenue realized in the Company’s geographic regions and industry practices, and initially records a contract’s uptick revenue in an amount that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Differences between the estimated and actual amounts of variable consideration are recorded when known. The Company does not estimate revenue for direct expenses as it is not materially different than recognizing revenue as direct expenses are incurred.

Revenue from our executive search engagement performance obligation is recognized over time as our clients simultaneously receive and consume the benefits provided by the Company's performance.  Revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the executive search contract. Revenue is generally recognized over a period of approximately six months.

Our executive search contracts contain a replacement guarantee which provides for an additional search to be completed, free of charge except for expense reimbursements, should the candidate presented by the Company be hired by the client and subsequently terminated by the client for performance reasons within a specified period of time. The replacement guarantee is an assurance warranty, which is not a performance obligation under the terms of the executive search contract, as the Company does not provide any services under the terms of the guarantee that transfer benefits to the client in excess of assuring that the identified candidate complies with the agreed-upon specifications. The Company accounts for the replacement guarantee under the relevant warranty guidance in ASC 460 - Guarantees.

Heidrick Consulting

Revenue is recognized as we satisfy our performance obligations by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract is generally fixed. Most of our consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of our consulting revenue is recognized over time utilizing both input and output methods. Contracts that contain coaching sessions, training sessions or the completion of assessments are recognized using the output method as each session or assessment is delivered to the client. Contracts that contain general consulting work are recognized using the input method utilizing a measure of progress that is based on time incurred on the project.
The Company enters into enterprise agreements with clients to provide a license for online access, via the Company's SD Connect platform, to training and other proprietary material related to the Company's culture shaping programs. The consideration the Company expects to receive under the terms of an enterprise agreement is comprised of a single fixed fee. Our enterprise agreements contain multiple performance obligations, the delivery of materials via SD Connect and material rights related to options to renew enterprise agreements at a significant discount. The Company allocates the transaction price to the performance obligations in the contract on a stand-alone selling price basis. The stand-alone selling price for the initial term of the enterprise agreement is outlined in the contract and is equal to the price paid by the client for the agreement over the initial term of the contract. The stand-alone selling price for the options to renew, or material right, are not directly observable and must be estimated. This estimate is required to reflect the discount the client would obtain when exercising the option to renew, adjusted for the likelihood that the option will be exercised. The Company estimates the likelihood of renewal using a historical analysis of client renewals. Access to SD Connect represents a right to access the Company’s intellectual property that the client simultaneously receives and consumes as the Company performs under the agreement, and therefore the Company recognizes revenue over time. Given the continuous nature of this commitment, the Company utilizes straight-line ratable revenue recognition over the estimated subscription period as the Company's clients will receive and consume the benefits from SD Connect equally throughout the contract period. Revenue related to client renewals of enterprise agreements is recognized over the term of the renewal, which is generally twelve months. Enterprise agreements do not comprise a significant portion of the Company's revenue.

Contract Balances

Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and liabilities are classified as current due to the nature of the Company's contracts, which are completed within one year. Contract assets are included within Other Current Assets on the Condensed Consolidated Balance Sheets.

Unbilled receivables: Unbilled revenue represents contract assets from revenue recognized over time in excess of the amount billed to the client and the amount billed to the client is solely dependent upon the passage of time. This amount includes revenue recognized in excess of billed executive search retainers and Heidrick Consulting fees.

Contract assets: Contract assets represent revenue recognized over time in excess of the amount billed to the client and the amount billed to the client is not solely subject to the passage of time. This amount primarily includes revenue recognized for upticks and contingent placement fees in executive search contracts.

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances during the period:

	January 1, 2018	September 30, 2018	Variance
Contract assets
Unbilled receivables	$5,487	$7,655	$2,168
Contract assets	12,398	14,334	1,936

Contract liabilities
Deferred revenue	$30,370	$42,870	$12,500

During the nine months ended September 30, 2018, we recognized revenue of $27.4 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the nine months ended September 30, 2018, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $20.9 million.

Each of the Company's contracts has an expected duration of one year or less. Accordingly, the Company has elected to utilize the available practical expedient related to the disclosure of the transaction price allocated to the remaining performance obligations under its contracts. The Company has also elected the available practical expedients related to adjusting for the effects of a significant financing component and the capitalization of contract acquisition costs. The Company charges and collects from its clients, sales tax and value added taxes as required by certain jurisdictions. The Company has made an accounting policy election to exclude these items from the transaction price in its contracts.

4.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2017	$2,534
Provision charged to income	3,899
Write-offs, net of recoveries	(1,203)
Foreign currency translation	(99)
Balance at September 30, 2018	$5,131

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2018	December 31, 2017
Leasehold improvements	$47,863	$48,216
Office furniture, fixtures and equipment	17,960	17,732
Computer equipment and software	27,427	28,300
Property and equipment, gross	93,250	94,248
Accumulated depreciation	(57,759)	(54,734)
Property and equipment, net	$35,491	$39,514

Depreciation expense for the three months ended September 30, 2018 and 2017 was $2.7 million and $2.8 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $8.3 million and $7.4 million, respectively.

6.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The fair value for these investments was $21.0 million and $21.3 million as of September 30, 2018 and December 31, 2017, respectively. The aggregate cost basis for these investments was $14.8 million and $14.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following tables provide a summary of the fair value measurements at September 30, 2018, and December 31, 2017, for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at September 30, 2018
U.S. non-qualified deferred compensation plan	$21,013	$—	$—	$21,013
Assets designated for retirement and pension plans	—	17,965	—	17,965
Pension benefit obligation	—	(23,089)	—	(23,089)
Acquisition earnout accruals	—	—	(10,490)	(10,490)
	$21,013	$(5,124)	$(10,490)	$5,399

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2017
U.S. non-qualified deferred compensation plan	$21,319	$—	$—	$21,319
Assets designated for retirement and pension plans	—	18,590	—	18,590
Pension benefit obligation	—	(23,886)	—	(23,886)
Acquisition earnout accruals	—	—	(7,213)	(7,213)
	$21,319	$(5,296)	$(7,213)	$8,810

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2018, and December 31, 2017, based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the nine months ended September 30, 2018:

Acquisition Earnout Accruals
Balance at December 31, 2017	$(7,213)
Acquisition earnouts (Note 8)	(3,054)
Earnout accretion	(963)
Philosophy IB earnout adjustment (1)	436
Foreign currency translation	304
Balance at September 30, 2018	$(10,490)

(1)
During the three months ended September 30, 2018, the Company determined that the software and consulting revenue targets for the period from September 2017 to August 2018, or second installment, would not be achieved. As such, the Company reduced the second installment earnout accrual by $0.4 million.

8.	Acquisitions

On January 4, 2018, the Company acquired Amrop A/S ("Amrop"), a Denmark-based provider of executive search services for 24.3 million Danish Kroner (equivalent to $3.9 million on the acquisition date) of initial consideration which was funded from existing cash. The former owners of Amrop are expected to receive additional cash consideration based on fee revenue generated during the two-year period following the completion of the acquisition. When estimating the value of future cash consideration, the Company accrued $3.1 million on the acquisition date. The Company recorded $1.7 million of intangible assets related to customer relationships and $5.1 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

9.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	September 30, 2018	December 31, 2017
Executive Search
Americas	$88,595	$88,690
Europe	48,601	44,407
Asia Pacific	8,756	9,302
Total Executive Search	145,952	142,399
Heidrick Consulting	36,257	36,257
Goodwill, gross	182,209	178,656
Accumulated impairment	(59,764)	(59,764)
Goodwill, net	$122,445	$118,892

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2018, are as follows:

	Executive Search			Heidrick Consulting
	Americas	Europe	Asia Pacific		Total
Gross goodwill at December 31, 2017	$88,690	$44,407	$9,302	$36,257	$178,656
Accumulated impairment	—	(23,507)	—	(36,257)	(59,764)
Net goodwill at December 31, 2017	88,690	20,900	9,302	—	118,892
Amrop acquisition	—	5,102	—	—	5,102
Foreign currency translation	(95)	(908)	(546)	—	(1,549)
Net goodwill at September 30, 2018	$88,595	$25,094	$8,756	$—	$122,445

On January 4, 2018, the Company acquired Amrop and included the fair value of the acquired assets and liabilities as of the acquisition date in the Condensed Consolidated Balance Sheets. The Company included $5.1 million of goodwill related to the acquisition in the Europe segment.

During the nine months ended September 30, 2017, the Company determined that the goodwill within the Culture Shaping reporting unit was impaired, which resulted in an impairment charge of $29.3 million to write off all goodwill in the Culture Shaping reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2017. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement. Effective January 1, 2018, the Company completed its integration of the Culture Shaping reporting unit into the newly created Heidrick Consulting reporting unit.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2018	December 31, 2017
Executive Search
Americas	$73	$252
Europe	2,378	1,799
Asia Pacific	84	107
Total Executive Search	2,535	2,158
Heidrick Consulting	—	—
Total other intangible assets, net	$2,535	$2,158

The Company recorded customer relationships in the Europe segment of $1.7 million related to the acquisition of Amrop.

During the nine months ended September 30, 2017, the Company determined that the intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $9.9 million to write off all intangible assets in the Culture Shaping reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2017. The impairment was non-cash in nature and did not affect current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	September 30, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.8	$16,053	$(13,518)	$2,535	$13,703	$(11,612)	$2,091
Trade name	0.0	443	(443)	—	459	(459)	—
Non-compete	0.0	222	(222)	—	230	(163)	67
Total intangible assets	6.8	$16,718	$(14,183)	$2,535	$14,392	$(12,234)	$2,158

Intangible asset amortization expense for the three months ended September 30, 2018 and 2017 was $0.4 million and $0.9 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2018 and 2017 was $1.2 million and $3.9 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2018, for the years ended December 31 is as follows:

Estimated Future Amortization
2018	$281
2019	860
2020	538
2021	363
2022	246
Thereafter	247
Total	$2,535

10.	Other Current Assets and Liabilities and Non-Current Liabilities

The components of other current assets are as follows:

	September 30, 2018	December 31, 2017
Contract assets	$21,989	$3,538
Other	7,794	8,082
Total other current assets	$29,783	$11,620

The components of other current liabilities are as follows:

	September 30, 2018	December 31, 2017
Restructuring charges	$2,124	$13,023
Other	33,003	27,323
Total other current liabilities	$35,127	$40,346

The components of other non-current liabilities are as follows:

	September 30, 2018	December 31, 2017
Premise related costs	$16,180	$18,360
Accrued earnout payments	3,373	3,076
Restructuring charges	—	10
Other	2,216	2,151
Total other non-current liabilities	$21,769	$23,597

11.	Line of Credit

On June 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”). Pursuant to the Restated Credit Agreement, the Company replaced its existing facility with a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature. The Restated Credit Agreement will mature on June 30, 2020. Borrowings under the Restated Credit Agreement bear interest at the Company’s election at the existing Alternate Base Rate (as defined in the Restated Credit Agreement) or Adjusted LIBOR Rate (as defined in the Restated Credit Agreement) plus a spread as determined by the Company’s leverage ratio.

Borrowings under the Restated Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions (as defined in the Restated Credit Agreement) and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Restated Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

During the nine months ended September 30, 2018, the Company borrowed $20.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $20.0 million during the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the Restated Credit Agreement. As of September 30, 2018, the Company was in compliance with the financial and other covenants in the Restated Credit Agreement, and no event of default existed.

12.	Stock-Based Compensation

The Company’s 2012 Amended and Restated Heidrick & Struggles GlobalShare Program (the “2012 Program”) provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan.

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. On May 24, 2018, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 850,000 shares. As of September 30, 2018, 2,149,864 awards have been issued under the 2012 Program and 1,368,789 shares remain available for future awards, including 668,653 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Salaries and employee benefits	$2,911	$199	$6,200	$3,915
General and administrative expenses	—	—	563	338
Income tax benefit related to stock-based compensation included in net income	771	79	1,792	1,561
Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2018 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2017	491,154	$21.92
Granted	297,664	34.64
Vested and converted to common stock	(199,550)	21.66
Forfeited	(70,506)	25.66
Outstanding on September 30, 2018	518,762	$28.81

As of September 30, 2018, there was $7.8 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.9 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three-year period. The vesting will vary between 0% and 200% based on the attainment of operating income goals over the three-year vesting period. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Performance stock unit activity for the nine months ended September 30, 2018 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2017	185,891	$23.82
Granted	102,138	25.81
Vested and converted to common stock	(43,361)	23.64
Forfeited	(47,551)	23.87
Outstanding on September 30, 2018	197,117	$24.88

As of September 30, 2018, there was $3.2 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.0 years.

Phantom Stock Units

Phantom stock units are grants of phantom stock with respect to shares of the Company's common stock that are settled in cash and are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

During the three months ended September 30, 2018, phantom stock with respect to 114,118 shares of common stock were granted to certain employees of the Company and are subject to vesting over a period of four years and certain other conditions, including continued service to the Company. As a result of the cash-settlement feature of the awards, the Company considers the awards to be liability awards, which are measured at fair value at each reporting date and the vested portion of the award is recognized as a liability to the extent that the service condition is deemed probable. The fair value of the phantom stock awards as of September 30, 2018, was determined using the closing share price of the Company's common stock on that date.

The Company recorded phantom stock based compensation expense of $0.4 million during the three months ended September 30, 2018.

Phantom stock unit activity for the nine months ended September 30, 2018 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2017	—
Granted	114,118
Vested	—
Forfeited	—
Outstanding on September 30, 2018	114,118

As of September 30, 2018, there was $3.3 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.8 years.

13.	Restructuring

Restructuring Charges

In 2017, the Company recorded restructuring charges of $15.7 million in connection with initiatives to reduce overall costs and improve operational efficiencies. The primary components of the restructuring include: the elimination of two executive officer roles for a flatter leadership structure, a workforce reduction as the firm aligns its support resources to better meet operational needs and recognize synergies with the combination of Leadership Consulting and Culture Shaping, a reduction of the firm’s real estate expenses and support costs by consolidating or closing three of its locations across its global footprint, and the acceleration of future expenses under certain contractual obligations. These charges consist of $13.1 million of employee-related costs, including severance associated with reductions in our workforce of 251 employees globally, $2.3 million of other professional and consulting fees and $0.3 million of expenses associated with closing three office locations.

Changes to the accrual for restructuring charges for the nine months ended September 30, 2018, are as follows:

	Employee Related	Office Related	Other	Total
Outstanding on December 31, 2017	$11,866	$148	$1,011	$13,025
Cash payments	(7,940)	(248)	(981)	(9,169)
Other	(1,793)	100	27	(1,666)
Exchange rate fluctuations	(59)	—	(7)	(66)
Outstanding on September 30, 2018	$2,074	$—	$50	$2,124

14.	Income Taxes

The Company reported income before taxes of $23.2 million and an income tax provision of $6.7 million for the three months ended September 30, 2018. The Company reported income before taxes of $14.3 million and an income tax provision of $6.1 million for the three months ended September 30, 2017. The effective tax rates for the three months ended September 30, 2018 and 2017, were 29.0% and 42.7%, respectively. The effective tax rate for the three months ended September 30, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act. The effective tax rate for the three months ended September 30, 2017 was impacted by the deferred tax effect on the long-lived assets and goodwill impairment and the inability to recognize losses in certain jurisdictions.

The Company reported income before taxes of $54.5 million and an income tax provision of $16.4 million for the nine months ended September 30, 2018. The Company reported loss before taxes of $10.3 million and an income tax benefit of $0.9 million for the nine months ended September 30, 2017. The effective tax rates for the nine months ended September 30, 2018 and 2017, were 30.1% and 8.7%, respectively. The effective tax rate for the nine months ended September 30, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act. The effective tax rate for the nine months ended September 30, 2017 was impacted by the non-deductibility of the employee benefit tax settlement, the deferred tax effect on the long-lived assets and goodwill impairment and the inability to recognize losses in certain jurisdictions.

The Company estimates that its effective tax rate for the year ended December 31, 2018, will be between 31% and 36%. The full year effective rate for 2018 is primarily the result of one-time items and the Tax Cuts and Jobs Act.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities, foreign earnings intended to be remitted, and the tax on foreign earnings intended to be remitted. The Company has included these amounts in its consolidated financial statements for the quarter ended September 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Cuts and Jobs Act. The Company expects to complete the analysis and update the provisional amounts within the measurement period in accordance with SAB 118.

15.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the nine months ended September 30, 2018 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2017	$6,089	$9,143	$(1,917)	$13,315
Other comprehensive income before classification, net of tax	—	(3,107)	—	(3,107)
Amount reclassified from AOCI	—	—	—	—
Net current period other comprehensive income	—	(3,107)	—	(3,107)
Adoption of accounting standards (1)	(6,089)	—	—	(6,089)
Balance at September 30, 2018	$—	$6,036	$(1,917)	$4,119

(1) Upon adoption of ASC 2016-01, unrealized gains (losses) on available for sale securities were reclassified from AOCI to retained earnings.

16.	Segment Information

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports Leadership Consulting and Culture Shaping as one operating segment, Heidrick Consulting. In conjunction with the change in operating segments, the Company modified its corporate cost allocation methodology. Previously reported operating segment results for the three and nine months ended September 30, 2017, have been recast to conform to the new operating segment structure and corporate cost allocation methodology.
The Company currently operates its executive search business in the Americas, Europe (which includes Africa), and Asia Pacific (which includes the Middle East), and operates its Heidrick Consulting business globally.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and other operating income are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income, more appropriately reflect its core operations.

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Executive Search
Americas	$106,504	$88,254	$295,499	$248,442
Europe	37,452	33,994	110,419	90,534
Asia Pacific	28,095	21,865	78,460	64,162
Total Executive Search	172,051	144,113	484,378	403,138
Heidrick Consulting	15,537	15,687	46,340	48,882
Revenue before reimbursements (net revenue)	187,588	159,800	530,718	452,020
Reimbursements	4,753	4,665	13,970	13,740
Total revenue	$192,341	$164,465	$544,688	$465,760

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income (loss)
Executive Search
Americas	$23,341	$21,140	$69,988	$60,958
Europe	904	3,047	6,453	4,207
Asia Pacific	6,414	369	13,608	3,966
Total Executive Search	30,659	24,556	90,049	69,131
Heidrick Consulting	(1,761)	(2,625)	(10,988)	(49,849)
Total segment operating income	28,898	21,931	79,061	19,282
Global Operations Support	(8,315)	(7,909)	(26,896)	(27,033)
Total operating income (loss)	$20,583	$14,022	$52,165	$(7,751)

17.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit-backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2023. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.6 million as of September 30, 2018. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

19.	Subsequent Event

On October 26, 2018, the Company entered into a new Credit Agreement (the "2018 Credit Agreement") to replace the Second Amended and Restated Credit Agreement executed on June 30, 2015. The 2018 Credit Agreement provides the Company with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit, and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature. Borrowings under the 2018 Credit Agreement bear interest at the Company's election of the Alternate Base Rate (as defined in the 2018 Credit Agreement) or Adjusted LIBOR (as defined in the 2018 Credit Agreement) plus a spread as determined by the Company’s leverage ratio. The 2018 Credit Agreement will mature in October 2023. There are no outstanding borrowings under the 2018 Credit Agreement as of the date of filing this Quarterly Report on Form 10-Q.

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

Executive Overview

Our Business. We are a leadership advisory firm providing executive search and leadership consulting services to businesses and business leaders worldwide. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We provide our services to a broad range of clients through the expertise of approximately 375 consultants located in major cities around the world.

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports Leadership Consulting and Culture Shaping as one operating segment, Heidrick Consulting. In conjunction with the change in operating segments, the Company modified its corporate cost allocation methodology. Previously reported operating segment results for the three and nine months ended September 30, 2017 have been recast to conform to the new operating segment structure.

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

Heidrick Consulting. We work with clients to assess and develop leadership teams, assist in developing culture as a top business priority, and transform and accelerate team and organization effectiveness. Consulting services generate revenue through a combination of professional service and license fees related to the engagement. Depending on the terms of the agreement, net revenue from consulting is either recognized proportionally as services are performed or in accordance with the completion of the engagement deliverables. Net revenue associated with licenses to use consulting proprietary materials is typically recognized over the terms of the arrangement.

Key Performance Indicators

We manage and assess the Company's performance through various means, with the primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA (non-GAAP), and Adjusted EBITDA margin (non-GAAP). Executive Search and Heidrick Consulting performance is also measured using consultant headcount and consultant productivity. Specific to Executive Search, confirmation trends and average revenue per search or project are used to measure performance.

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

A portion of our Executive Search consultants’ and management's cash bonuses is deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1st of each fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and employee benefits within both current and non-current liabilities in the Condensed Consolidated Balance Sheets.

Fourth Quarter 2018 Outlook

We are currently forecasting 2018 fourth quarter net revenue of between $170 million and $180 million. Our 2018 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in September 2018.

Our 2018 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2017 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	2.5	2.9	2.6	3.0
Total revenue	102.5	102.9	102.6	103.0

Operating expenses
Salaries and employee benefits	71.4	67.9	70.3	68.4
General and administrative expenses	17.6	23.3	19.9	24.7
Impairment charges	—	—	—	8.7
Reimbursed expenses	2.5	2.9	2.6	3.0
Total operating expenses	91.6	94.1	92.8	104.8

Operating income (loss)	11.0	8.8	9.8	(1.7)

Non-operating income (expense)
Interest, net	0.1	0.1	0.1	—
Other, net	1.3	0.1	0.3	(0.6)
Net non-operating income (expense)	1.4	0.2	0.4	(0.6)

Income (loss) before income taxes	12.4	8.9	10.3	(2.3)

Provision for (benefit from) income taxes	3.6	3.8	3.1	(0.2)

Net income (loss)	8.8%	5.1%	7.2%	(2.1)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 16, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Executive Search
Americas	$106,504	$88,254	$295,499	$248,442
Europe	37,452	33,994	110,419	90,534
Asia Pacific	28,095	21,865	78,460	64,162
Total Executive Search	172,051	144,113	484,378	403,138
Heidrick Consulting	15,537	15,687	46,340	48,882
Revenue before reimbursements (net revenue)	187,588	159,800	530,718	452,020
Reimbursements	4,753	4,665	13,970	13,740
Total revenue	$192,341	$164,465	$544,688	$465,760

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income (loss)
Executive Search
Americas	$23,341	$21,140	$69,988	$60,958
Europe	904	3,047	6,453	4,207
Asia Pacific	6,414	369	13,608	3,966
Total Executive Search	30,659	24,556	90,049	69,131
Heidrick Consulting	(1,761)	(2,625)	(10,988)	(49,849)
Total segment operating income	28,898	21,931	79,061	19,282
Global Operations Support	(8,315)	(7,909)	(26,896)	(27,033)
Total operating income (loss)	$20,583	$14,022	$52,165	$(7,751)

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Total revenue. Consolidated total revenue increased $27.9 million, or 16.9%, to $192.3 million for the three months ended September 30, 2018, from $164.5 million for the three months September 30, 2017. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $27.8 million, or 17.4%, to $187.6 million for the three months ended September 30, 2018 from $159.8 million for the three months ended September 30, 2017. Foreign exchange rate fluctuations negatively impacted results by $1.8 million, or 1.0%. Executive Search net revenue was $172.1 million for the three months ended September 30, 2018, an increase of $27.9 million compared to the three months ended September 30, 2017. The increase in Executive Search net revenue was the result of growth in the Americas, Europe, and Asia Pacific. Our acquisition of Amrop in January 2018 also contributed to the growth in Executive Search net revenue. The net impact of the new revenue recognition standard increased Executive Search net revenue by approximately $0.7 million. Heidrick Consulting net revenue decreased $0.2 million, or 1.0%, to $15.5 million for the three months ended September 30, 2018, from $15.7 million for the three months ended September 30, 2017. Heidrick Consulting net revenue declined approximately $0.9 million due to the adoption of the new revenue recognition standard and its impact on revenue associated with enterprise agreements.

The number of Executive Search and Heidrick Consulting consultants was 346 and 30, respectively, as of September 30, 2018, compared to 351 and 27, respectively, as of September 30, 2017. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.0 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively. The number of confirmed searches increased 14.3% compared to 2017. The average revenue per executive search increased to $133,700 for the three months ended September 30, 2018, compared to $128,000 for the three months ended September 30, 2017.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $25.4 million, or 23.4%, to $133.9 million for the three months ended September 30, 2018 from $108.5 million for the three months ended September 30, 2017. The increase was due to higher fixed compensation of $9.3 million and higher variable compensation of $16.1 million. Fixed compensation increased primarily due to the Amrop acquisition, minimum guarantee and sign-on bonus amortization, stock compensation, and retirement and benefits expense, partially offset by a decrease in separation costs. Variable compensation increased primarily due to improved productivity in Executive Search. The impact of the new revenue recognition standard decreased salaries and benefits expense by approximately $0.1 million. Foreign exchange rate fluctuations positively impacted results by $1.2 million, or 0.9%.

For the three months ended September 30, 2018, we had an average of 1,584 employees compared to an average of 1,816 employees for the three months ended September 30, 2017. The decline in average employees reflects the restructuring activities announced in 2017 to reduce overall costs and improve operational efficiencies.

As a percentage of net revenue, salaries and employee benefits expense was 71.4% for the three months ended September 30, 2018, compared to 67.9% for the three months ended September 30, 2017.

General and administrative expenses. Consolidated general and administrative expenses decreased $4.2 million, or 11.2%, to $33.1 million for the three months ended September 30, 2018, from $37.2 million for the three months ended September 30, 2017. The decrease is primarily due to lower expenses associated with global partners meetings, a reduction in the use of external third-party consultants by Heidrick Consulting, lower bad debt expense and intangible amortization due to intangible asset impairment in the prior year, partially offset by increases in office occupancy and professional fees. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 0.9%.

As a percentage of net revenue, general and administrative expenses were 17.6% for the three months ended September 30, 2018, compared to 23.3% for the three months ended September 30, 2017.

Operating income (loss). Consolidated operating income was $20.6 million for the three months ended September 30, 2018, compared to $14.0 million for the three months ended September 30, 2017. Foreign exchange rate fluctuations negatively impacted operating income by $0.3 million, or 1.6%.

Net non-operating income (expense). Net non-operating income was $2.6 million for the three months ended September 30, 2018, compared to $0.2 million for the three months ended September 30, 2017.

Interest, net, was $0.3 million of income for the three months ended September 30, 2018, and $0.1 million for the three months ended September 30, 2017.

Other, net, was income of $2.3 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase was the result of gains realized on warrants received from an executive search client in exchange for services performed in prior years and exercised in the current period.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $106.5 million for the three months ended September 30, 2018, an increase of 20.7% from $88.3 million for the three months ended September 30, 2017. The increase in net revenue was due to a 15.4% increase in the number of executive search confirmations coupled with an increase in average revenue per executive search. The net impact of the new revenue recognition standard decreased revenue by approximately $0.5 million. All industry practice groups contributed to net revenue growth with the exception of the Consumer and Education and Social Enterprises practice groups. There were 174 Partner and Principal consultants as of September 30, 2018, compared to 169 as of September 30, 2017.

Salaries and employee benefits expense increased $17.7 million compared to the three months ended September 30, 2017. Fixed compensation increased $7.7 million, primarily due to minimum guarantee and sign-on bonus amortization, stock compensation, and retirement and benefits. Variable compensation increased $10.0 million primarily due to higher bonus accruals as a result of increased productivity. The impact of the new revenue recognition standard decreased salaries and benefits expense by approximately $0.3 million.

General and administrative expenses decreased $1.6 million compared to the three months ended September 30, 2017, primarily due to decreases in internal travel and office occupancy, partially offset by increases in professional fees.

Operating income was $23.3 million for the three months ended September 30, 2018, an increase of $2.2 million compared to $21.1 million for the three months ended September 30, 2017.

Europe

Europe reported net revenue of $37.5 million for the three months ended September 30, 2018, an increase of 10.2% from $34.0 million for the three months ended September 30, 2017. The increase in net revenue was due to an 11.4% increase in the number of executive search confirmations and the Amrop acquisition. The net impact of the new revenue recognition standard increased revenue by approximately $0.2 million. The Industrial, Education and Social Enterprises, and Life Sciences industry practice groups contributed to net revenue growth. Foreign exchange rate fluctuations negatively impacted results by $0.4 million, or 1.0%. There were 100 Partner and Principal consultants as of September 30, 2018 as compared to 103 as of September 30, 2017.

Salaries and employee benefits expense increased $4.1 million compared to the three months ended September 30, 2017. Fixed compensation increased $0.4 million for the three months ended September 30, 2018. The increase in fixed compensation was primarily due to base salaries and payroll taxes, and retirement and benefits related to the Amrop acquisition, partially offset by a decrease in minimum guarantee and sign-on bonus amortization. Variable compensation increased $3.7 million due to higher bonus accruals as a result of increased productivity. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $0.1 million.

General and administrative expense increased $1.5 million as compared to the three months ended September 30, 2017, primarily due to ongoing general and administrative expenses related to the Amrop acquisition, and increases in professional fees, litigation expense and office occupancy.

The Europe segment reported operating income of $0.9 million for the three months ended September 30, 2018, a decrease of $2.1 million compared to $3.0 million for the three months ended September 30, 2017.

Asia Pacific

Asia Pacific reported net revenue of $28.1 million for the three months ended September 30, 2018, an increase of 28.5% compared to $21.9 million for the three months ended September 30, 2017. The increase in net revenue was due to a 15.7% increase in the number of executive search confirmations and an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $1.1 million. All industry practice groups contributed to net revenue growth with the exception of the Life Sciences practice group. Foreign exchange rate fluctuations negatively impacted results by $0.9 million, or 3.2%. There were 72 Partner and Principal consultants as of September 30, 2018 compared to 79 as of September 30, 2017.

Salaries and employee benefits expense increased $2.0 million compared to the three months ended September 30, 2017. Fixed compensation decreased $0.6 million due to decreases in base salaries and payroll taxes, partially offset by increases in minimum guarantee and sign-on bonus amortization, and retirement and benefits. Variable compensation increased $2.6 million due to higher bonus accruals as a result of increased productivity. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $0.8 million.

General and administrative expenses decreased $1.8 million compared to the three months September 30, 2017, primarily due to decreases in bad debt expense, internal travel and office occupancy.

The Asia Pacific segment reported operating income of $6.4 million for the three months ended September 30, 2018, an increase of $6.0 million compared to the three months ended September 30, 2017.

Heidrick Consulting

Heidrick Consulting reported net revenue of $15.5 million for the three months ended September 30, 2018, a decrease of 1.0% compared to $15.7 million for the three months ended September 30, 2017. The decline in revenue is primarily the result of the adoption of the new revenue recognition standard and its $0.9 million negative impact on revenue associated with enterprise agreements. Enterprise agreements are now recognized over a longer term due to certain renewal options included in the contract. Foreign exchange rate fluctuations did not significantly impact net revenue. There were 30 Heidrick Consulting Partner consultants at September 30, 2018 compared to 27 at September 30, 2017.

Salaries and employee benefits expense increased $0.2 million compared to the three months ended September 30, 2017. Fixed compensation increased $0.6 million due to an increase in minimum guarantee and sign-on bonus amortization, partially offset by decreases in retirement and benefits, and separation. Variable compensation decreased $0.4 million due to lower bonus accruals. The impact of the new revenue recognition standard decreased salaries and benefits expense by approximately $0.6 million.

General and administrative expenses decreased $1.2 million compared to the three months ended September 30, 2017, primarily due to a reduction in the use of external third-party consultants and intangible amortization as a result of impairment in the prior year, partially offset by increased internal travel and office occupancy.

The Heidrick Consulting segment reported an operating loss of $1.8 million for the three months ended September 30, 2018, an improvement of $0.8 million compared to an operating loss of $2.6 million for the three months ended September 30, 2017.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2018, increased $0.4 million, or 5.1%, to $8.3 million from $7.9 million for the three months ended September 30, 2017.

Salaries and employee benefits expense increased $1.4 million due to increases in stock compensation, and base salaries and payroll taxes, partially offset by a decrease in the Company's non-qualified deferred compensation plan due to market fluctuations.

General and administrative expenses decreased $1.0 million, primarily due to lower internal travel and professional fees.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Total revenue. Consolidated total revenue increased $78.9 million, or 16.9%, to $544.7 million for the nine months ended September 30, 2018, from $465.8 million for the nine months ended September 30, 2017. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $78.7 million, or 17.4%, to $530.7 million for the nine months ended September 30, 2018 from $452.0 million for the nine months ended September 30, 2017. Foreign exchange rate fluctuations positively impacted results by $6.5 million, or 1.2%. Executive Search net revenue was $484.4 million for the nine months ended September 30, 2018, an increase of $81.2 million compared to the nine months ended September 30, 2017. The increase in Executive Search net revenue was the result of growth in the Americas, Europe, and Asia Pacific. Our acquisition of Amrop in January 2018 also contributed to the growth in Executive Search net revenue. The net impact of the new revenue recognition standard increased Executive Search net revenue by approximately $4.0 million. Heidrick Consulting net revenue decreased $2.5 million, or 5.2%, to $46.3 million for the nine months ended September 30, 2018 from $48.9 million for the nine months ended September 30, 2017. Heidrick Consulting net revenue declined approximately $2.7 million due to the adoption of the new revenue recognition standard and its impact on revenue associated with enterprise agreements.

Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.8 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. The number of confirmed searches increased 13.7%, compared to 2017. The average revenue per executive search increased to $122,800 for the nine months ended September 30, 2018, compared to $116,300 for the nine months ended September 30, 2017.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $63.9 million, or 20.7%, to $373.0 million for the nine months ended September 30, 2018, from $309.2 million for the nine months ended September 30, 2017. The increase was due to higher fixed compensation of $17.5 million and higher variable compensation of $46.4 million. Fixed compensation increased primarily due to base salaries and payroll taxes, stock compensation, minimum guarantee and sign-on bonus amortization, and retirement and benefits, partially offset by a decline in non-qualified deferred compensation plan due to market fluctuations, and lower separation costs. Variable compensation increased primarily due to improved productivity in the Executive Search business. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $0.9 million. Foreign exchange rate fluctuations negatively impacted results by $4.1 million, or 1.1%.

For the nine months ended September 30, 2018, we had an average of 1,613 employees compared to an average of 1,812 employees for the nine months ended September 30, 2017. The decline in average employees reflects the restructuring activities announced in 2017 to reduce overall costs and improve operational efficiencies.

As a percentage of net revenue, salaries and employee benefits expense was 70.3% for the nine months ended September 30, 2018, compared to 68.4% for the nine months ended September 30, 2017.

General and administrative expenses. Consolidated general and administrative expenses decreased $5.9 million, or 5.3%, to $105.5 million for the nine months ended September 30, 2018, from $111.5 million for the nine months ended September 30, 2017. The decrease is due to the reduced use of external third-party consultants by Heidrick Consulting, lower intangible amortization due to intangible asset impairment in the prior year and lower internal travel and bad debt expense, partially offset by an increase in professional fees and office occupancy. Foreign exchange rate fluctuations negatively impacted results by $1.2 million, or 1.2%.

As a percentage of net revenue, general and administrative expenses were 19.9% for the nine months ended September 30, 2018, compared to 24.7% for the nine months ended September 30, 2017.
Impairment charges. In 2017, the Company identified a triggering event and performed an interim impairment evaluation on the goodwill and intangible assets related to its Culture Shaping reporting unit during the nine months ended September 30, 2017. Based on the results of the of the impairment evaluation, the Company determined that the goodwill and intangible assets within the Culture Shaping reporting unit were impaired, which resulted in an impairment charge of $39.2 million to write off all of the goodwill and intangible assets associated with Culture Shaping. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2017. In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting.

Operating income (loss). Consolidated operating income was $52.2 million for the nine months ended September 30, 2018, compared to an operating loss $7.8 million, including impairment charges of $39.2 million, for the nine months ended September 30, 2017. Foreign exchange rate fluctuations positively impacted operating income by $1.2 million, or 2.3%.

Net non-operating income (expense). Net non-operating income was $2.3 million for the nine months ended September 30, 2018, compared to expense of $2.6 million for the nine months ended September 30, 2017.

Interest, net, was $0.5 million and $0.2 million of income for the nine months ended September 30, 2018 and 2017, respectively.

Other, net, was income of $1.8 million and expense of $2.8 million for the nine months ended September 30, 2018 and 2017, respectively. Other, net improved primarily due to the one-time HMRC employee benefit tax settlement of $2.4 million in 2017 and 2018 gains realized on warrants received from an executive search client in exchange for services performed in prior years and exercised in the current period.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $295.5 million for the nine months ended September 30, 2018, an increase of 18.9% from $248.4 million for the nine months ended September 30, 2017. The increase in net revenue was due to a 14.7% increase in the number of executive search confirmations coupled with an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $1.5 million. All practice groups contributed to the growth in net revenue. There were 174 Partner and Principal consultants as of September 30, 2018, compared to 169 as of September 30, 2017.

Salaries and employee benefits expense increased $39.6 million compared to the nine months ended September 30, 2017. Fixed compensation increased $12.3 million, primarily due to minimum guarantee and sign-on bonus amortization, stock compensation, and retirement and benefits, partially offset by lower separation costs. Variable compensation increased $27.3 million primarily due to higher bonus accruals as a result of increased productivity. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $1.0 million.

General and administrative expenses decreased $1.6 million compared to the nine months ended September 30, 2017, primarily due to decreased bad debt expense and communications expenses, partially offset by increases in professional fees and internal travel.

Operating income was $70.0 million for the nine months ended September 30, 2018, an increase of $9.0 million compared to $61.0 million for the nine months ended September 30, 2017.

Europe

Europe reported net revenue of $110.4 million for the nine months ended September 30, 2018, an increase of 22.0% from $90.5 million for the nine months ended September 30, 2017. The increase in net revenue was due to a 15.8% increase in the number of executive search confirmations, an increase in average revenue per executive search and the Amrop acquisition. The net impact of the new revenue recognition standard increased revenue by approximately $0.7 million. All industry practice groups contributed to net revenue growth. Foreign exchange rate fluctuations positively impacted results by $5.8 million, or 5.5%. There were 100 Partner and Principal consultants as of September 30, 2018 as compared to 103 as of September 30, 2017.
Salaries and employee benefits expense increased $14.2 million compared to the nine months ended September 30, 2017. Fixed compensation increased $3.1 million for the nine months ended September 30, 2018. The increase in fixed compensation was primarily due to base salaries and payroll taxes, retirement and benefits, and minimum guarantee and sign-on bonus amortization, partially offset by lower separation costs. Base salaries, payroll taxes, retirement and benefits increased due to additional headcount as a result of the Amrop acquisition. Variable compensation increased $11.1 million due to higher bonus accruals as a result of increased productivity. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $0.5 million.
General and administrative expense increased $3.4 million as compared to the nine months ended September 30, 2017, primarily due to ongoing general and administrative expenses related to the Amrop acquisition, professional fees, office occupancy and internal travel.
The Europe segment reported operating income of $6.4 million for the nine months ended September 30, 2018, an increase of $2.2 million compared to $4.2 million for the nine months ended September 30, 2017.

Asia Pacific

Asia Pacific reported net revenue of $78.5 million for the nine months ended September 30, 2018, an increase of 22.3% compared to $64.2 million for the nine months ended September 30, 2017. The increase in net revenue was due to a 9.5% increase in the number of executive search confirmations and an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $1.9 million. All practice groups contributed to the growth in net revenue, with the exception of the Education and Social Enterprise, and Healthcare and Life Sciences practice groups. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 0.2%. There were 72 Partner and Principal consultants as of September 30, 2018 compared to 79 as of September 30, 2017.

Salaries and employee benefits expense increased $7.3 million compared to the nine months ended September 30, 2017. Fixed compensation decreased $0.1 million due to a decrease base salaries and payroll taxes, partially offset by an increase in minimum guarantee and sign-on bonus amortization. Variable compensation increased $7.4 million due to higher bonus accruals due to increased productivity. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $1.3 million.

General and administrative expenses decreased $2.6 million compared to the nine months ended September 30, 2017, primarily due to decreases in bad debt expense, and internal travel.

The Asia Pacific segment reported operating income of $13.6 million for the nine months ended September 30, 2018, an increase of $9.6 million compared to the nine months ended September 30, 2017.

Heidrick Consulting

Heidrick Consulting reported net revenue of $46.3 million for the nine months ended September 30, 2018, a decrease of 5.2% compared to $48.9 million for the nine months ended September 30, 2017. The decline in revenue is primarily the result of the adoption of the new revenue recognition standard and its $2.7 million negative impact on revenue associated with enterprise agreements. Enterprise agreements are now recognized over a longer term due to certain renewal options included in the contract. Foreign exchange rate fluctuations positively impacted results by $0.9 million, or 2.0%. There were 30 Heidrick Consulting Partner consultants at September 30, 2018, compared to 27 at September 30, 2017.

Salaries and employee benefits expense increased $2.0 million compared to the nine months ended September 30, 2017. Fixed compensation increased $1.3 million due to an increase in base salaries and payroll taxes, and minimum guarantee and sign-on bonus amortization, partially offset by a decrease in retirement and benefits. Variable compensation increased $0.7 million due to higher bonus accruals. The impact of the new revenue recognition standard decreased salaries and benefits expense by approximately $1.9 million.

General and administrative expenses decreased $4.2 million compared to the nine months ended September 30, 2017, due to lower intangible amortization as a result of impairment in the prior year, a reduction in the use of external third-party consultants to execute work and a decrease information technology costs, partially offset by increases in professional fees.

Impairment charges for the nine months ended September 30, 2017, were $39.2 million as a result of an interim impairment evaluation on the goodwill and amortizable intangible assets related to our Culture Shaping reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2017. In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting.

The Heidrick Consulting segment reported an operating loss of $11.0 million for the nine months ended September 30, 2018, an improvement of $38.9 million compared to an operating loss of $49.9 million, including impairment charges of $39.2 million, for the nine months ended September 30, 2017.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2018, decreased $0.1 million, or 0.5%, to $26.9 million from $27.0 million for the nine months ended September 30, 2017.

Salaries and employee benefits expense increased $0.8 million due to increases in base salaries and payroll taxes, stock compensation and separation costs, partially offset by a decrease in the Company’s non-qualified deferred compensation plan due to market fluctuations.

General and administrative expenses decreased $0.9 million, primarily due to lower internal travel, professional fees, and hiring fees and temporary labor, partially offset by increases in information technology costs, and office occupancy.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our available cash balances, funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for the foreseeable future, as well as to finance the cash payments associated with our cash dividends and stock repurchase program.

We pay the non-deferred portion of annual bonuses in the first quarter following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

Lines of credit. On June 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”). Pursuant to the Restated Credit Agreement, the Company replaced its existing facility with a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature. The Restated Credit Agreement will mature on June 30, 2020. Borrowings under the Restated Credit Agreement bear interest at the Company’s election at the existing Alternate Base Rate (as defined in the Restated Credit Agreement) or Adjusted LIBOR Rate (as defined in the Restated Credit Agreement) plus a spread as determined by the Company’s leverage ratio.

Borrowings under the Restated Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions (as defined in the Restated Credit Agreement) and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Restated Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

During the nine months ended September 30, 2018, the Company borrowed $20.0 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $20.0 million during the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the Restated Credit Agreement. As of September 30, 2018, the Company was in compliance with the financial and other covenants in the Restated Credit Agreement, and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at September 30, 2018, December 31, 2017, and September 30, 2017 were $164.2 million, $207.5 million and $105.7 million, respectively. The $164.2 million of cash and cash equivalents at September 30, 2018, includes $74.2 million held by our foreign subsidiaries. A portion of the $74.2 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Cash flows used in operating activities. For the nine months ended September 30, 2018, cash used in operating activities was $22.9 million. This use of cash was primarily the result of cash bonus payments related to 2017 and prior year cash bonus deferrals, an increase in accounts receivable of $60.1 million and restructuring payments of $10.8 million, partially offset by net income of $38.1 million.

For the nine months ended September 30, 2017, cash used in operating activities was $36.0 million. This use of cash was primarily the result of a reduction in accrued expenses due to cash bonus payments of $137.0 million related to 2016 and prior year cash bonus deferrals with 2017 variable compensation accruals of $112.0 million partially offsetting these payments. Also contributing to the use of cash was an increase in accounts receivable of $32.6 million, a net loss of $9.4 million, increase in deferred tax assets of $15.3 million, a $6.5 million payment for Senn Delaney retention awards, an increase in other assets and liabilities of $3.0 million, and an increase in prepaid expenses of $1.6 million. These uses of cash were partially offset by impairment charges of $39.2 million, depreciation and amortization of $11.3 million, deferred revenue of $6.1 million, a net increase in retirement and pension plan liabilities of $2.8 million and stock compensation expense of $3.9 million.

Cash flows used in investing activities. Cash used in investing activities was $7.2 million for the nine months ended September 30, 2018, primarily due to the $3.1 million acquisition of Amrop, capital expenditures of $4.9 million, and purchases of available for sale investments of $2.0 million, partially offset by proceeds from sales available for sale investments of $2.9 million.

Cash used in investing activities was $14.4 million for the nine months ended September 30, 2017, primarily due to capital expenditures of $13.1 million and purchases of available for sale investments of $2.1 million related to the Company's non-qualified deferred compensation plan.

Cash flows used in financing activities. Cash used by financing activities for the nine months ended September 30, 2018, was $9.8 million primarily due to dividend payments of $7.6 million and employee tax withholding payments on equity transactions of $2.2 million. Gross borrowings and payments on the Company's line of credit were each $20.0 million during the nine months ended September 30, 2018.

Cash used in financing activities for the nine months ended September 30, 2017, was $14.6 million primarily due to dividend payments of $7.7 million, acquisition earnout payments related to the Co Company and Scambler MacGregor acquisitions of $4.6 million, and employee tax withholding payments on equity transactions of $2.4 million. The Company borrowed and repaid $40.0 million under its line of credit during the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The new guidance will require entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases, intended to provide transition relief on comparative reporting at adoption. The ASU allows companies to present prior periods under current GAAP (Topic 840), rather than restating all periods presented under the new requirements of ASU No. 2016-02. ASU No. 2018-11 also eliminated the requirement that companies separate non-lease and lease components in a contract, and allows companies to account for those components as a single lease.

The Company will adopt the guidance on January 1, 2019 using the modified retrospective method without restatement of the prior periods. As such, prior periods will continue to be presented under the existing ASC 840 lease accounting guidance. The Company is currently performing its evaluation of ASU 2016-02 and ASU 2018-11. The adoption of the guidance will have a material impact on the Company's Consolidated Balance Sheets with respect to recording a right-of-use asset and lease liability for each of the Company's leases. The Company's lease portfolio is primarily comprised of office leases, which are currently classified as operating leases and will continue to be classified as operating leases under the new guidance. The Company does not anticipate a significant change in expense recognition as it relates to the new guidance.

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

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The adoption of this guidance resulted in a reclassification of accumulated unrealized gains of approximately $6.1 million from accumulated other comprehensive income to retained earnings. The impact of the adoption of this guidance on the Company's Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2018, was not material. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

On January 1, 2018 the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers using the modified retrospective method. The Company applied the guidance to all contracts that were not complete as of the adoption date. The guidance requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The Company recognized the cumulative effect of initially apply the new guidance as an adjustment to the opening balance of retained earnings. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Revenue, for the impact of the adoption of this guidance on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2018 by $1.2 million. For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

Item 6. Exhibits

Exhibit No.	Description

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*10.1	Form of Restricted Stock Unit Participation Agreement

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2018

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller