Form 10-K
period 2018-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2019-02-26
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    Yes  ☒    No  ☐.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 30, 2018 was approximately $568,550,686 based upon the closing market price of $35.00 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of February 22, 2019, there were 18,984,344 shares of the Company’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2019, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leadership advisory firm providing executive search and consulting services to businesses and business leaders worldwide. When we use the terms “Heidrick & Struggles,” “the Company,” “we,” “us” and “our,” in this Form 10-K, we mean Heidrick & Struggles International, Inc. a Delaware corporation, and its consolidated subsidiaries. We provide our services to a broad range of clients through the expertise of over 400 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for more than 60 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

Our service offerings include the following:

Executive Search. We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several competitive advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our executive search services primarily on a retained basis, recruiting senior executives whose first-year base salary and bonus averaged approximately $382,000 in 2018 on a worldwide basis.

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

We are a retained executive search firm. Our search process typically consists of the following steps:

•
Analyzing the client’s business needs in order to understand its organizational structure, relationships and culture, advising the client as to the required set of skills and experiences for the position, and identifying with the client the other characteristics desired of the successful candidate;

•	Selecting, contacting, interviewing and evaluating candidates on the basis of experience and potential cultural fit with the client organization;

•	Presenting confidential written reports on the candidates who potentially fit the position specification;

•	Scheduling a mutually convenient meeting between the client and each candidate;

•	Completing reference checks on the final candidate selected by the client; and

•	Assisting the client in structuring compensation packages and supporting the successful candidate’s integration into the client team.

Heidrick Consulting. In 2018, we combined our Leadership Consulting and Culture Shaping businesses to create Heidrick Consulting, a comprehensive offering of the firm's leadership advisory services. Our consulting services include leadership assessment and development, executive coaching and on-boarding, succession planning, team and board effectiveness, organizational performance acceleration, workforce planning and culture shaping. Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Heidrick Consulting represented less than 10% of our net revenue in 2018.

Client Base

For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. Our clients generally fall into one of the following categories:

•	Fortune 1000 companies;

•	Major U.S. and non-U.S. companies;

•	Middle market and emerging growth companies;

•	Governmental, higher education and not-for-profit organizations; and

•	Other leading private and public entities.

Available Information

We maintain an Internet website at http://www.heidrick.com. We make available free of charge through the investor relations section of our website annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 ("Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Officer, are our certificate of incorporation and by-laws, charters for our Audit and Finance Committee, Human Resources and Compensation Committee and Nominating and Board Governance Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

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

Geographic Structure. We provide senior-level executive search and consulting services to our clients worldwide through a network of 52 offices in 28 countries. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations and potential adverse tax consequences. For a more complete description of the risks associated with our business see the Section in this Form 10-K entitled “Risk Factors”.

In addition to our wholly-owned subsidiaries, our worldwide network includes affiliate relationships in Finland, South Africa and Turkey. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees are less than 1% of our net revenue.

Information by Geography. We operate our Executive Search services in three geographic regions, each of which is reported as a separate reporting segment: the Americas (which includes the countries in North and South America); Europe (which includes the continents of Europe and Africa); and Asia Pacific (which includes Asia and the region generally known as the Middle East). Our Heidrick Consulting reporting segment operates globally.

Americas Executive Search. As of December 31, 2018, we had 179 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago and Boston.

Europe Executive Search. As of December 31, 2018, we had 101 consultants in our Europe segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, Germany and France.

Asia Pacific Executive Search. As of December 31, 2018, we had 73 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are China (including Hong Kong), Australia and Japan.

Heidrick Consulting. As of December 31, 2018, we had 66 consultants in our Heidrick Consulting segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, the United States and Dubai.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2018	2017	2016
Executive Search
Americas	57%	55%	53%
Europe	20%	20%	19%
Asia Pacific	14%	14%	15%
Heidrick Consulting	9%	11%	13%

For financial information relating to each segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and consulting businesses operate in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2018, 2017 and 2016, are as follows:

	Percentage of Billings
Global Industry Practices	2018	2017	2016
Financial Services	28%	27%	28%
Industrial	21	18	21
Global Technology & Services	20	22	21
Consumer Markets	16	17	17
Healthcare & Life Sciences	11	12	11
Education, Non-Profit & Social Enterprise	4	4	2
	100%	100%	100%

Within each broad industry group are a number of industry sub-sectors. Consultants often specialize in one or more sub-sectors to provide clients with market intelligence and candidate knowledge specific to their industry. For example, within the Financial Services sector, our business is diversified amongst a number of industry sub-sectors including Asset & Wealth Management, Consumer & Commercial Finance, Commodities, Corporate and Transaction Banking, Global Markets, Hedge Fund, Infrastructure, Investment Banking, Insurance, Private Equity Investment Professionals and Real Estate.

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

Our Global Functional Practices include Chief Executive Officer & Board of Directors; Human Resources Officers, Financial Officers; Information and Technology Officers, Legal, Risk, Compliance & Government Affairs, Marketing, Sales and Strategy Officers and Supply Chain and Operations.

Our team of Executive Search consultants may service clients from any one of our offices around the world. For example, an executive search for a chief financial officer of an industrial company located in the United Kingdom may involve an executive search consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in the United States with expertise in our Industrial practice and a third executive search consultant with expertise in recruiting chief financial officers. This same industrial client may also engage us to perform skill-based assessments for each of its senior managers, which could require the expertise of one of our leadership advisory consultants trained in this service.

Seasonality

There is no discernible seasonality in our business, although as a percentage of total annual net revenue, the first quarter typically generates less revenue than the other three quarters. Revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. In addition, the volatility in the global economy and business cycles can impact our quarterly revenue and operating income.

Clients and Marketing

Our consultants market the firm’s executive search and consulting services through two principal means: targeted client calling and industry networking with clients and referral sources. These efforts are supported by proprietary databases, which provide our consultants with information as to contacts made by their colleagues with particular referral sources, candidates and clients. In addition, we benefit from a significant number of referrals generated by our reputation for high quality service and successfully completed assignments, as well as repeat business resulting from our ongoing client relationships.

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

Either by agreement with the clients or to maintain strong client relationships, we may refrain from recruiting employees of a client, or possibly other entities affiliated with that client, for a specified period of time but typically not more than one year from the commencement of a search. We seek to mitigate any adverse effects of these off-limits arrangements by strengthening our long-term relationships, allowing us to communicate our belief to prospective clients that we can conduct searches effectively notwithstanding certain off-limits arrangements.

No single client accounted for more than 3% of our net revenue in 2018, 2017 or 2016. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 6% in 2018 and 7% in 2017 and 2016.

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

Our consulting business’ proprietary Web-based system, SD Connect™ is integral to the culture-shaping process. This technology platform enables our consultants to administer, analyze and interpret online Corporate Culture Profiles™ surveys to develop clarity around team and organizational need and desired outcomes. In addition, we gather data using our online Culture Impact Survey™ to determine which culture-shaping concepts are being utilized by individuals and the team as a whole.

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2018, we had a headcount of 1,611, consisting of 419 consultants (353 related to Executive Search and 66 related to Heidrick Consulting), 444 associates and 748 other search, support and Global Operations Support staff.

We promote our associates to consultants during the annual consultant promotion process, and we recruit our consultants from other executive search or human capital firms, or in the case of executive search, consultants new to search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and whom we train in our techniques and methodologies. Our Heidrick Consulting consultants are recruited for their executive business experience as well as their skills in consulting and leadership advisory and often are former clients who are familiar with our consulting methodology. We are not a party to any U.S.-based collective bargaining agreement, and we consider relations with our employees to be good.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn Ferry, Russell Reynolds Associates, and Spencer Stuart. To a lesser extent, we also face competition from smaller boutique firms that specialize in certain regional markets or industry segments and Internet-based firms. Each firm with which we compete is also a competitor in the marketplace for effective search consultants.

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

Competition in the leadership consulting markets in which we operate is highly fragmented, with no universally recognized market leaders.

Regulation

We are subject to the U.S. securities laws and general corporate and commercial laws and regulations of the locations which we serve. These include regulations regarding anti-bribery, privacy and data protection, intellectual property, data security, data retention, personal information, economic or other trade prohibitions or sanctions. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Most notably, certain aspects of our business are subject to the European Union's General Data Protection Regulation ("GDPR") which became effective on May 25, 2018. We have a GDPR compliance program to facilitate our ongoing efforts to comply with GDPR regulations. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to change.

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a material impact on our business, operating results, cash flows and financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business.

We depend on attracting, integrating, developing, managing, and retaining qualified consultants and senior leaders.

Our success depends upon our ability to attract, develop, integrate, manage and retain quality consultants with the skills and experience necessary to fulfill our clients’ needs and achieve our operational and financial goals. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, disparity in compensation relative to our competitors, modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire, develop and retain qualified consultants, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to integrate newly-hired consultants successfully into our operations and to manage the performance of our consultants. Failure to successfully integrate newly-hired consultants or to manage the performance of our consultants could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. There is also a risk that unanticipated turnover in senior leadership could stall company activity, interrupt strategic vision or lower productive output which may adversely affect our business, financial condition and results of operations.

We may not be able to prevent our consultants from taking our clients with them to another firm.

Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases one or two consultants have primary responsibility for a client relationship. When a consultant leaves one executive search firm and joins another, clients who have established relationships with the departing consultant may move their business to the consultant’s new employer. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. If we fail to retain important client relationships when a consultant departs our firm, our business, financial condition and results of operations may be adversely affected.

Our success depends on our ability to maintain our professional reputation and brand name.

We depend on our overall professional reputation and brand name recognition to secure new engagements and hire qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor, including poor performance, hurts our reputation we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failure to maintain our professional reputation and brand name could adversely affect our business, financial condition and results of operations.

Our net revenue may be affected by adverse economic conditions.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity many companies hire fewer permanent employees, and our business, financial condition and results of operations may be adversely affected. If unfavorable changes in economic conditions occur, our business, financial condition and results of operations could suffer.

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

Client restrictions on recruiting their employees could hinder us from fulfilling executive searches. Additionally, if a prospective client believes that we are overly restricted from recruiting the employees of our existing clients, these prospective clients may not engage us to perform their executive searches. As a result, our business, financial condition and results of operations may suffer.

We face aggressive competition.

The global executive search industry is highly competitive and fragmented. We compete with other large global executive search firms, smaller specialty firms and, more recently with Internet-based firms and social media. Specialty firms may focus on regional or functional markets or on particular industries to a greater extent than we do. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas, or be willing to reduce their fees or agree to alternative pricing practices in order to attract clients and increase market share. Our competitors may be further along in the development and design of technological solutions to meet client requirements.

There are limited barriers to entry into the search industry and new search firms continue to enter the market. Executive search firms that have a smaller client base than we do may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Also, as Internet-based firms continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly disrupting the executive search industry. As a result, we may not be able to continue to compete effectively with existing or potential competitors and we may not be able to implement our leadership strategy effectively. Our inability to meet these competitive challenges could have an adverse affect on our business, financial condition and results of operations.

We rely heavily on information management systems.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must continue to improve and upgrade our information management systems. We may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such efforts may result in an acceleration of depreciation expense over the shortened expected remaining life of the software and present transitional problems. Problems or issues with our proprietary search system or other factors may result in interruptions or loss in our information processing capabilities which may adversely affect our business, financial condition and results of operations.

We face the risk of liability in the services we perform.

We are exposed to potential claims with respect to the executive search process. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or professional malpractice. The growth and development of our consulting services brings with it the potential for new types of claims. In addition, candidates and client employees could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or for discrimination or other violations of the employment laws or malpractice. In various countries, we are subject to data protection laws impacting the processing of candidate information. We maintain professional liability insurance in amounts and coverage that we believe are adequate; however, we cannot guarantee that our insurance will cover all claims or that coverage will always be available. Significant uninsured liabilities could have a negative impact on our business, financial condition and results of operations.

Data security, data privacy and data protection laws, such as GDPR, and other evolving regulations and cross-border data transfer restrictions, may limit the use of our services and adversely affect our business.

We are or may become subject to a variety of laws and regulations in the European Union (including GDPR), United States and abroad regarding data privacy, protection and security. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demands in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition and results of operations.

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

We generate substantial revenue outside the United States. We offer our services through a network of offices in 28 countries around the world. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in our operations, which could have a significant impact on our business, financial condition and results of operations. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could adversely affect our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2018, approximately 41% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our financial condition and results of operations.

We may not be able to align our cost structure with net revenue.

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure and headcount with net revenue could adversely affect our business, financial condition and results of operations.

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

We establish valuation allowances against deferred tax assets when there is insufficient evidence that we will be able to realize the benefit of these deferred tax assets. We reassess our ability to realize deferred tax assets as facts and circumstances dictate. If after future assessments of our ability to realize the deferred tax assets we determine that a lesser or greater allowance is required, we record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination. The uncertainty surrounding the future realization of our net deferred tax assets could adversely impact our financial condition and results of operations.

We may experience impairment of our goodwill, other intangible assets and other long-lived assets.

In accordance with generally accepted accounting principles, we perform assessments of the carrying value of our goodwill at least annually, and we review our goodwill, other intangible assets and other long-lived assets for impairment whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These events and circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the fair market value of one of our reporting units or other long term assets is less than the carrying amount of the related assets, we would be required to record an impairment charge. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

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

Anti-takeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it difficult and expensive for someone to acquire us in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

•	limitations on the removal of directors;

•	limitations on stockholder actions; and

•	the ability to issue one or more series of preferred stock by action of our Board of Directors.

These provisions could discourage an acquisition attempt or other transaction in which stockholders could receive a premium over the then-current market price for the common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 49 cities in 25 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate office space under lease was 481,081 square feet as of December 31, 2018. Our office leases call for future minimum lease payments of approximately $150.1 million and have terms that expire between 2019 and 2027, exclusive of renewal options that we can exercise. Approximately 7,300 square feet of office space has been sublet to third parties.

Our office space by geographic segment as of December 31, 2018 is as follows:

Square Footage
Americas	269,185
Asia Pacific	125,940
Europe	85,956
Total	481,081

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

Year Ended December 31, 2018	High	Low
First Quarter	$32.65	$20.95
Second Quarter	39.73	28.80
Third Quarter	45.29	33.10
Fourth Quarter	39.69	28.25

Year Ended December 31, 2017	High	Low
First Quarter	$26.50	$20.95
Second Quarter	27.10	19.90
Third Quarter	22.60	17.90
Fourth Quarter	26.82	20.55

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 11 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2013.

The stock price performance depicted in this graph is not necessarily indicative of future price performance. This graph will not be deemed to be filed as part of this Form 10-K, and will not be deemed to be incorporated by reference by any general statement incorporating this Form 10-K into any filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate this information by reference.

* Assuming $100 invested on 12/31/13 in HSII or index, including reinvestment of dividends.
Prepared by: Zacks Investment Research, Inc.
Copyright: Standard and Poor’s, Inc.

Dividends

Since September 2007, we have paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2018, the total cash dividend paid was $0.52 per share.

The following table outlines the record date, payment date and amount of quarterly cash dividends paid during 2018 and 2017:

Quarter	Record Date	Payment Date	Dividends (in millions)
Q1 2017	February 3, 2017	February 17, 2017	$2.4
Q2 2017	May 5, 2017	May 19, 2017	$2.4
Q3 2017	August 4, 2017	August 18, 2017	$2.4
Q4 2017	November 3, 2017	November 17, 2017	$2.4
Q1 2018	February 2, 2018	February 16, 2018	$2.5
Q2 2018	May 4, 2018	May 18, 2018	$2.5
Q3 2018	August 10, 2018	August 24, 2018	$2.5
Q4 2018	November 9, 2018	November 23, 2018	$2.5

In February 2019, our Board of Directors approved a quarterly dividend of $0.15 per share on our common stock which will be paid on March 22, 2019 to shareholders of record as of March 8, 2019. Cash dividends payable of $2.4 million related to the fourth quarter 2017 cash dividend was paid in the first quarter of 2018.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2018 and 2017, we paid $0.2 million and $0.3 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million. We intend from time to time and as business conditions warrant to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2018. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2018 and December 31, 2017, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. For further information of our share repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited consolidated financial statements. The data as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, is derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. Other than noted below, the data as of December 31, 2016, 2015 and 2014, and for the years ended December 31, 2015 and 2014, are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share and other operating data)
Statements of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$716,023	$621,400	$582,390	$531,139	$494,292
Reimbursements	19,632	18,656	18,516	17,172	18,947
Total revenue	735,655	640,056	600,906	548,311	513,239
Operating expenses:
Salaries and employee benefits	506,349	434,219	400,070	369,385	337,448
General and administrative expenses	140,817	147,316	147,087	127,692	130,191
Impairment charges (1)	—	50,722	—	—	—
Restructuring charges (2)	—	15,666	—	—	—
Reimbursed expenses	19,632	18,656	18,516	17,172	18,947
Total operating expenses	666,798	666,579	565,673	514,249	486,586
Operating income (loss)	68,857	(26,523)	35,233	34,062	26,653
Non-operating income (expense):
Interest, net	1,141	385	244	(122)	(358)
Other, net	494	(3,280)	2,289	(2,386)	(2,108)
Net non-operating income (expense)	1,635	(2,895)	2,533	(2,508)	(2,466)
Income (loss) before income taxes	70,492	(29,418)	37,766	31,554	24,187
Provision for income taxes	21,197	19,217	22,353	14,422	17,390
Net income (loss)	$49,295	$(48,635)	$15,413	$17,132	$6,797
Basic weighted average common shares outstanding	18,917	18,735	18,540	18,334	18,210
Diluted weighted average common shares outstanding	19,532	18,735	18,939	18,715	18,432
Basic net income (loss) per common share	$2.61	$(2.60)	$0.83	$0.93	$0.37
Diluted net income (loss) per common share	$2.52	$(2.60)	$0.81	$0.92	$0.37
Cash dividends paid per share	$0.52	$0.52	$0.52	$0.52	$0.52
Balance Sheet Data (at end of period):
Working capital (3)	$131,916	$77,998	$77,838	$79,533	$112,387
Total assets (3)	700,629	587,204	581,502	572,718	568,621
Long-term debt, less current maturities	—	—	—	—	23,500
Stockholders’ equity	267,156	212,705	258,590	254,802	244,664

(1)	Includes impairment charges of $50.7 million related to Heidrick Consulting in 2017.

(2)
Includes restructuring charges of $15.7 million in 2017. These charges consist of $13.1 million of employee-related costs associated with severance arrangements, $2.3 million in professional fees and other expenses and $0.3 million in real estate related expenses.

(3)	As adjusted for the adoption of ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes in 2015.

(4)	As adjusted to include Heidrick Consulting Principals for the years ended December 31, 2018 and 2017.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue may be affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a leadership advisory firm providing executive search and consulting services. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide consulting services including executive leadership assessment, leadership, team and board development, succession planning, talent strategy, people performance, inter-team collaboration, culture shaping and organizational transformation.

We provide our services to a broad range of clients through the expertise of over 400 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first-year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess our performance through various means, with primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA (non-GAAP) and Adjusted EBITDA margin (non-GAAP).

Executive Search and Heidrick Consulting performance is also measured using consultant headcount. Specific to Executive Search, confirmation trends, consultant productivity and average revenue per search are used to measure performance.

Revenue is driven by market conditions and a combination of the number of executive search engagements and leadership consulting and culture shaping projects and the average revenue per search or project. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus creating the potential to improve operating margins.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per search or project will vary from quarter to quarter, affecting net revenue and operating margin.

Our Compensation Model

At the Executive Search consultant level, there are fixed and variable components of compensation. Individuals are rewarded for their performance based on a system that directly ties a portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward may be based upon individual performance against a series of non-financial measures. Credit towards the variable portion of an executive search consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all Executive Search consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each Executive Search consultant is based on a tiered payout model. Overall Company performance determines the amount available for total variable compensation. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense.

At the Heidrick Consulting consultant level, there are also fixed and variable components of compensation. Overall compensation is determined based on the total economic contribution of the Heidrick Consulting segment to the business as a whole. Individual consultant compensation can vary, and is derived from credits earned for delivering client work plus credits earned for contributions of intellectual and human capital, client relationship development and consulting practice development. Each quarter, we review and update the expected annual performance of all Heidrick Consulting consultants and accrue variable compensation accordingly.

The mix of individual consultants who generate revenue in Executive Search and economic contributions in Heidrick Consulting can significantly affect the total amount of compensation expense recorded, which directly impacts operating margin. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary, and is based on Company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

2018 Overview
Consolidated net revenue was $716.0 million for the year ended December 31, 2018, an increase of $94.6 million, or 15.2%, compared to 2017. Executive Search net revenue was $652.9 million in 2018, an increase of $100.8 million compared to 2017. The increase in Executive Search net revenue was the result of growth in the Americas, Europe and Asia Pacific. Our acquisition of Amrop A/S ("Amrop") in January 2018 also contributed to the growth in Executive Search net revenue. The net impact of the new revenue recognition standard increased Executive Search net revenue by approximately $8.0 million. The number of Executive Search consultants was 353 as of December 31, 2018, compared to 346 as of December 31, 2017. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.9 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. The number of confirmed searches increased 11.8%, compared to 2017. The average revenue per executive search increased to $127,300 in 2018, compared to $120,300 in 2017. Heidrick Consulting net revenue decreased $6.2 million, or 9.0%, to $63.1 million in 2018, from $69.4 million in 2017. Heidrick Consulting net revenue declined by approximately $3.8 million due to the adoption of the new revenue recognition standard and its impact on revenue associated with enterprise agreements. The number of Heidrick Consulting consultants was 66 as of December 31, 2018, compared to 64 as of December 31, 2017.
Operating income as a percentage of net revenue was 9.6% in 2018, compared to an operating loss margin of 4.3% in 2017. The change in operating income was primarily due to an increase in net revenue of $94.6 million and the impact of impairment charges and restructuring charges of $50.7 and $15.6 million, respectively, in 2017, partially offset by an increase in salaries and employee benefits expense of $72.1 million. Salaries and employee benefits expense as a percentage of net revenue was 70.7% in 2018 and 69.9% in 2017. General and administrative expense as a percentage of net revenue was 19.7% in 2018 and 23.7% in 2017.

We ended the year with combined cash and cash equivalents of $279.9 million, an increase of $72.3 million compared to $207.5 million at December 31, 2017. The increase was primarily due to the strong cash inflows from operations partially offset by acquisition spend, restructuring payments and larger bonus payments year over year. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $202.0 million in bonuses related to 2018 performance in March and April 2019. In January 2019, we paid approximately $14.0 million in cash bonuses deferred in prior years.

2019 Outlook
We are currently forecasting 2019 first quarter net revenue of between $165 million and $175 million. Our 2019 first quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates from December 2018.
Our 2019 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under "Item 1A - Risk Factors" and in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Revenue
Revenue before reimbursements (net revenue)	$716,023	$621,400	$582,390
Reimbursements	19,632	18,656	18,516
Total revenue	735,655	640,056	600,906
Operating Expenses
Salaries and employee benefits	506,349	434,219	400,070
General and administrative expenses	140,817	147,316	147,087
Impairment charges (1)	—	50,722	—
Restructuring charges (2)	—	15,666	—
Reimbursed expenses	19,632	18,656	18,516
Total operating expenses	666,798	666,579	565,673
Operating income (loss)	68,857	(26,523)	35,233
Non-operating income (expense)
Interest, net	1,141	385	244
Other, net	494	(3,280)	2,289
Net non-operating income (expense)	1,635	(2,895)	2,533
Income (loss) before taxes	70,492	(29,418)	37,766
Provision for income taxes	21,197	19,217	22,353
Net income (loss)	$49,295	$(48,635)	$15,413
Basic weighted average common shares outstanding	18,917	18,735	18,540
Diluted weighted average common shares outstanding	19,532	18,735	19,038
Basic net income (loss) per common share	$2.61	$(2.60)	$0.83
Diluted net income (loss) per common share	$2.52	$(2.60)	$0.81
Cash dividends paid per share	$0.52	$0.52	$0.52

(1)	Includes impairment charges of $50.7 million related to Heidrick Consulting in 2017.

(2)
Includes restructuring charges of $15.7 million in 2017. These charges consist of $13.1 million of employee-related costs associated with severance arrangements, $2.3 million in professional fees and other expenses and $0.3 million in real estate related expenses.

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2018	2017	2016
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	2.7	3.0	3.2
Total revenue	102.7	103.0	103.2
Operating expenses:
Salaries and employee benefits	70.7	69.9	68.7
General and administrative expenses	19.7	23.7	25.3
Impairment Charges	—	8.2	—
Restructuring charges	—	2.5	—
Reimbursed expenses	2.7	3.0	3.2
Total operating expenses	93.1	107.3	97.1
Operating income (loss)	9.6	(4.3)	6.0
Non-operating income (expense)
Interest, net	0.2	0.1	—
Other, net	0.1	(0.5)	0.4
Net non-operating income (expense)	0.2	(0.5)	0.4
Income (loss) before income taxes	9.8	(4.7)	6.5
Provision for income taxes	3.0	3.1	3.8
Net income (loss)	6.9%	(7.8)%	2.6%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate our Executive Search business in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and we operate our Heidrick Consulting business globally (See Note 18, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue:
Executive Search
Americas	$405,267	$339,793	$313,292
Europe	145,348	125,346	108,754
Asia Pacific	102,276	86,905	85,319
Total Executive Search	652,891	552,044	507,365
Heidrick Consulting	63,132	69,356	75,025
Revenue before reimbursements (net revenue)	716,023	621,400	582,390
Reimbursements	19,632	18,656	18,516
Total revenue	$735,655	$640,056	$600,906

Operating income (loss):
Executive Search
Americas (1)	$96,880	$75,337	$71,993
Europe (2)	5,849	13	5,943
Asia Pacific (3)	15,999	537	3,944
Total Executive Search	118,728	75,887	81,880
Heidrick Consulting (4)	(13,619)	(62,368)	(5,322)
Total segments	105,109	13,519	76,558
Global Operations Support (5)	(36,252)	(40,042)	(41,325)
Total operating income (loss)	$68,857	$(26,523)	$35,233

(1)	Operating income for the Americas includes $0.8 million of restructuring charges in 2017.

(2)	Operating income for Europe includes $4.0 million of restructuring charges in 2017.

(3)	Operating income for Asia Pacific includes $2.0 million of restructuring charges in 2017.

(4)	Operating loss for Heidrick Consulting includes $50.7 million of impairment charges and $3.4 million of restructuring charges in 2017.

(5)	Operating loss for Global Operations Support includes $5.5 million of restructuring charges in 2017.

Year ended December 31, 2018 compared to year ended December 31, 2017

Total revenue. Consolidated total revenue increased $95.6 million, or 14.9%, to $735.7 million in 2018 from $640.1 million in 2017. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $94.6 million, or 15.2%, to $716.0 million in 2018 from $621.4 million in 2017. Foreign exchange rates positively impacted results by $4.0 million, or 0.6%. Executive Search net revenue was $652.9 million in 2018, an increase of $100.8 million compared to 2017. The increase in Executive Search net revenue was the result of growth in the Americas, Europe, and Asia Pacific. Our acquisition of Amrop in January 2018 also contributed to the growth in Executive Search net revenue. The net impact of the new revenue recognition standard increased Executive Search net revenue by approximately $8.0 million. Heidrick Consulting net revenue decreased $6.2 million, or 9.0%, to $63.1 million in 2018 from $69.4 million in 2017. Heidrick Consulting net revenue declined by approximately $3.8 million due to the adoption of the new revenue recognition standard and its impact on revenue associated with enterprise agreements.

The number of Executive Search and Heidrick Consulting consultants was 353 and 66, respectively, as of December 31, 2018, compared to 346 and 64, respectively, as of December 31, 2017. Specific to Executive Search, which is our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.9 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. The number of confirmed searches increased 11.8%, compared to 2017. The average revenue per executive search increased to $127,300 in 2018 compared to $120,300 in 2017.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $72.1 million, or 16.6%, to $506.3 million in 2018 from $434.2 million in 2017. The increase was due to higher fixed compensation of $24.9 million and higher variable compensation of $47.2 million. Fixed compensation increased due to talent acquisition and retention costs, stock compensation, base salaries and payroll taxes, and retirement and benefits, partially offset by a decline in the deferred compensation plan due to market fluctuations. Our acquisition of Amrop in January 2018 contributed to the increase in base salaries and payroll taxes and retirement and benefits. Variable compensation increased due to increased production over the prior year. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $3.0 million. Foreign exchange rate fluctuations negatively impacted salaries and employee benefits expenses by $2.4 million, or 0.5%.

In 2018, we had an average of 1,610 employees, compared to an average of 1,798 employees in 2017.

As a percentage of net revenue, salaries and employee benefits expense was 70.7% in 2018, compared to 69.9% in 2017.

General and administrative expenses. Consolidated general and administrative expenses decreased $6.5 million, or 4.4%, to $140.8 million in 2018 from $147.3 million in 2017. The decrease was primarily due to a reduction in the use of external third-party consultants by Heidrick Consulting, lower expenses associated with global partner meetings, lower intangible amortization due to intangible asset impairment in the prior year, and bad debt expense, partially offset by increases in professional fees and office occupancy. Foreign exchange rate fluctuations negatively impacted general and administrative expenses by $0.8 million, or 0.6%.

As a percentage of net revenue, general and administrative expenses were 19.7% in 2018, compared to 23.7% in 2017.

Impairment charges. In 2017, the Company determined that the goodwill and intangible asset within the Culture Shaping and Leadership Consulting reporting units were impaired, which resulted in impairment charges of $39.2 million and $11.6 million, respectively, to write off all the goodwill and intangible assets associated with each of the reporting units. The impairments were non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did they impact the debt covenants under our credit agreement. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2017. In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting.

Restructuring charges. During the fourth quarter 2017, the Company announced a restructuring plan to reduce overall costs and improve efficiencies in its operations. As a result of this plan, the Company incurred approximately $15.7 million in restructuring charges for the year ended December 31, 2017. These charges included approximately $13.1 million in severance-related charges, $2.3 million in professional fees and other expenses, and $0.3 million in office-related charges. There were no similar restructuring charges in 2018.

Operating income. Our consolidated operating income was $68.9 million in 2018, compared to a loss of $26.5 million, including impairment charges of $50.7 million and restructuring charges of $15.7 million in 2017. Foreign exchange rate fluctuations positively impacted operating income by $0.8 million or 1.2%. Excluding the impact of impairment and restructuring charges in 2017, operating income increased $29.0 million from $39.7 million to $68.9 million.

Net non-operating income (expense). Net non-operating income was $1.6 million in 2018, compared to expense of $2.9 million in 2017.

Net interest income was $1.1 million in 2018, a $0.7 million increase from net interest income of $0.4 million in 2017.

Other, net was income of $0.5 million in 2018, compared to expense of $3.3 million in 2017. Other, net results improved primarily due to Her Majesty's Revenue and Customs ("HMRC") employee benefit tax settlement of $2.4 million in 2017, as well as the positive impact of foreign exchange rate fluctuations of $1.2 million.

Income taxes. See Note 17, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $405.3 million in 2018, an increase of 19.3% from $339.8 million in 2017. The increase in net revenue was driven by a 14.4% increase in the number of executive search confirmations, compared to the prior year, as well as an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $4.1 million. All industry practice groups contributed to the increased net revenue. Foreign exchange fluctuations negatively impacted net revenue by $0.7 million, or 0.2%. There were 179 Partner and Principal consultants as of December 31, 2018, compared to 163 as of December 31, 2017.

Salaries and employee benefits expense increased $45.7 million, or 21.1%, from 2017. Fixed compensation increased $14.6 million primarily due to talent acquisition and retention costs, stock compensation, and retirement and benefits, partially offset by a decrease in the deferred compensation plan due to market fluctuations. Variable compensation increased $31.1 million primarily due to higher bonus accruals for consultant performance. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $2.9 million.

General and administrative expenses decreased $1.0 million, or 2.0%, from 2017 primarily due to a decrease in communications, bad debt, and office occupancy, partially offset by increases in professional services, and internal travel.

Restructuring charges were $0.8 million for the year ended December 31, 2017. These charges included approximately $0.6 million in severance-related charges and $0.2 million in professional fees and other expenses.

Operating income was $96.9 million in 2018, an increase of $21.5 million, compared to $75.3 million in 2017. Excluding the impact of restructuring charges in 2017, operating income increased $20.8 million from $76.1 million in 2017 to $96.9 million in 2018.

Europe

Europe reported net revenue of $145.3 million in 2018, an increase of 16.0% from $125.3 million in 2017. The increase in net revenue was due to a 13.1% increase in the number of executive search confirmations compared to the prior year and the Amrop acquisition. The net impact of the new revenue recognition standard increased revenue by approximately $1.0 million. All industry practice groups contributed to net revenue growth. Foreign exchange rate fluctuations positively impacted net revenue by $4.7 million, or 3.3%. There were 101 Partner and Principal consultants as of December 31, 2018, compared to 103 as of December 31, 2017.

Salaries and employee benefits expense increased $14.5 million, or 15.9%, from 2017. Fixed compensation increased $5.7 million primarily due increases in base salaries and payroll taxes and retirement and benefits, partially offset by a decrease in separation costs. Base salaries, payroll taxes, and retirement and benefits increased due to additional headcount as a result of the Amrop acquisition. Variable compensation increased $8.8 million due to higher bonus accruals for consultant performance. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $0.7 million.

General and administrative expense increased $3.7 million, or 12.1% from 2017 primarily due to ongoing general and administrative expenses related to the Amrop acquisition, professional fees, and office occupancy.

Restructuring charges were $3.9 million for the year ended December 31, 2017. These charges included approximately $3.9 million in severance-related charges and $0.1 million in in office-related charges.

The Europe segment reported operating income of $5.8 million in 2018 compared to less than $0.1 million in 2017. Excluding the impact of restructuring charges in 2017, operating income increased $1.8 million from $4.0 million in 2017 to $5.8 million in 2018.

Asia Pacific

Asia Pacific reported net revenue of $102.3 million in 2018, an increase of 17.7% compared to $86.9 million in 2017. The increase in net revenue was due to a 5.5% increase in the number of executive search confirmations and an increase in average revenue per executive search. The net impact of the new revenue recognition standard increased revenue by approximately $3.0 million. All industry practice groups contributed to the increase in net revenue, with the exception of the Education and Social Enterprises practice group. Foreign exchange rate fluctuations negatively impacted net revenue by $0.7 million, or 0.7%. There were 73 Partner and Principal consultants as of December 31, 2018, compared to 80 as of December 31, 2017.

Salaries and employee benefits expense increased $5.2 million, or 8.6% from 2017. Fixed compensation decreased by $0.7 million due to decreases in base salaries and payroll taxes and retirement and benefits, partially offset by an increase in talent acquisition and retention costs. Variable compensation increased $5.9 million due to higher bonus accruals for consultant performance. The impact of the new revenue recognition standard increased salaries and benefits expense by approximately $2.1 million.

General and administrative expenses decreased $3.3 million, or 13.6% from 2017 primarily due to decreases in bad debt, internal travel and office occupancy.

Restructuring charges were $2.0 million for the year ended December 31, 2017. These charges include approximately $1.8 million in severance-related charges, $0.1 million in office-related charges and $0.1 million in professional fees and other expenses.

The Asia Pacific segment reported operating income of $16.0 million in 2018, an increase of $15.5 million compared to $0.5 million in 2017. Excluding the impact of restructuring charges in 2017, operating income increased $13.4 million from $2.6 million to $16.0 million.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $63.1 million in 2018, a decrease of 9.0% compared to $69.4 million in 2017. The decline in revenue was primarily the result of the adoption of the new revenue recognition standard and its $3.8 million negative impact on revenue associated with enterprise agreements. Enterprise agreements are now recognized over a longer term due to certain renewal options included in the contract. Foreign exchange rate fluctuations positively impacted results by $0.7 million, or 1.1%. There were 66 Heidrick Consulting Partner and Principal consultants as of December 31, 2018, compared to 64 as of December 31, 2017.

Salaries and employee benefits expense increased $3.9 million, or 8.0%, from 2017. Fixed compensation increased $4.6 million primarily due to increases in talent acquisition and retention costs, and base salaries and payroll taxes, partially offset by a decrease in retirement and benefits. Variable compensation decreased $0.7 million due to lower bonus accruals for consultant performance. The impact of the new revenue recognition standard decreased salaries and benefits expense by approximately $2.7 million.

General and administrative expenses decreased $4.8 million, or 16.7%, from 2017 primarily as a result of decreases in the use of external third-party consultants and intangible amortization as a result of impairment in the prior year, partially offset by an increase in professional services.

Impairment charges for the year ended December 31, 2017 were $50.7 million due to the impairment of goodwill and amortizable intangible assets associated with our Leadership Consulting and Culture Shaping reporting units. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017. In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting.

Restructuring charges were $3.4 million for the year ended December 31, 2017. These charges included approximately $2.1 million in severance-related charges, $1.2 million in professional fees and other expenses and $0.1 million in office-related charges.

The Heidrick Consulting segment reported an operating loss of $13.6 million in 2018, an increase of $48.7 million, compared to an operating loss of $62.4 million in 2017. Excluding the impact of impairment and restructuring charges in 2017, operating loss decreased $5.4 million from a loss of $8.3 million to a loss of $13.6 million.

Global Operations Support

Global Operations Support expenses decreased $3.8 million, or 9.5%, to $36.3 million from $40.0 million in 2017.

Salaries and employee benefits expense increased $2.8 million, or 15.4%, due to increases in management and support bonuses, stock compensation and separation costs, partially offset by a decrease in the deferred compensation plan due to market fluctuations.

General and administrative expense decreased $1.2 million due to decreases in internal travel, professional fees, hiring fees and communications services, partially offset by an increase in office occupancy.

Restructuring charges were $5.5 million for the year ended December 31, 2017. These charges included approximately $4.5 million of severance-related charges and $0.9 million of professional fees and other costs. Excluding the impact of restructuring charges in 2017, expenses increased $1.7 million from $34.6 million in 2017 to $36.3 million in 2018.

Year ended December 31, 2017 compared to year ended December 31, 2016

Total revenue. Consolidated total revenue increased $39.2 million, or 6.5%, to $640.1 million for the year ended December 31, 2017 from $600.9 million for the year ended December 31, 2016. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $39.0 million or 6.7%, to $621.4 million in 2017, from $582.4 million in 2016. Foreign exchange rate fluctuations negatively impacted results by $1.4 million, or 0.2%. Executive Search net revenue was $552.0 million in 2017, an increase of $44.7 million from 2016. The increase in Executive Search net revenue was the result of growth in the Americas, Europe and Asia Pacific. Heidrick Consulting net revenue decreased $5.7 million, or 7.6%, to $69.4 million in 2017 from $75.0 million in 2016.

The number of Executive Search and Heidrick Consulting consultants was 346 and 64, respectively, as of December 31, 2017 compared to 335 and 62, respectively, as of December 31, 2016. Specific to Executive Search, productivity as measured by annualized net Executive Search revenue per consultant was $1.6 million for each of the years ended December 31, 2017 and 2016, respectively. The number of confirmed searches increased 4.5%, compared to 2016. The average revenue per executive search increased to $120,300 for the year ended December 31, 2017, compared to $117,700 for the year ended December 31, 2016.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $34.1 million, or 8.5%, to $434.2 million in 2017 from $400.1 million in 2016. The increase was due to higher variable compensation of $23.2 million and higher fixed compensation of $10.9 million. Fixed compensation increased due to higher average headcount due to recent acquisitions, new hires over the last year and the HMRC employee benefit tax settlement of $1.5 million. Variable compensation increased due to increased production over the prior year. Foreign exchange rate fluctuations positively impacted salaries and benefits expense by $0.4 million, or 0.1%.

In 2017, we had an average of 1,798 employees, compared to an average of 1,716 employees in 2016.

As a percentage of net revenue, salaries and employee benefits expense was 69.9% in 2017, compared to 68.7% in 2016.

General and administrative expenses. Consolidated general and administrative expenses increased $0.2 million, or 0.2%, to $147.3 million in 2017 from $147.1 million in 2016. Foreign exchange rate fluctuations positively impacted general and administrative expenses by $0.8 million, or 0.5%.

As a percentage of net revenue, general and administrative expenses were 23.7% in 2017, compared to 25.3% in 2016.

Impairment charges. In 2017, the Company determined that the goodwill and intangible assets within the Culture Shaping and Leadership Consulting reporting units were impaired, which resulted in impairment charges of $39.2 million and $11.6 million, respectively, to write off all the goodwill and intangible assets associated with each of the reporting units. The impairments were non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did they impact the debt covenants under our credit agreement. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2017. In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting.

Restructuring charges. During the fourth quarter of 2017, the Company announced a restructuring plan to reduce overall costs and improve efficiencies in its operations. As a result of this plan, the Company incurred approximately $15.7 million in restructuring charges for the year ended December 31, 2017. These charges included approximately $13.1 million in severance-related charges, $2.3 million in professional fees and other expenses and $0.3 million in office-related charges. There were no similar restructuring charges in 2016.

Operating income. Our consolidated operating income was a loss of $26.5 million in 2017, compared to income of $35.2 million in 2016. The operating loss was primarily due to $50.7 million in impairment charges as well as $15.7 million in restructuring charges. Excluding impairment and restructuring charges, the Company reported operating income of $39.9 million. Exchange rate fluctuations negatively impacted operating income by $0.2 million, or 0.7%, for the year ended December 31, 2017.

Net non-operating income (expense). Net non-operating expense was $2.9 million in 2017, compared to net non-operating income of $2.5 million in 2016.

Net interest income was $0.4 million in 2017, a $0.2 million increase from net interest income of $0.2 million in 2016.

Other, net was expense of $3.3 million in 2017 compared to income of $2.3 million in 2016. Other, net results declined primarily due to the HMRC employee benefit tax settlement of $2.4 million.

Income taxes. See Note 17, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $339.8 million in 2017, an increase of 8.5% from $313.3 million in 2016. The increase in net revenue was driven by a 5.7% increase in the number of executive search confirmations compared to the prior year as well as an increase in consultant headcount. All industry practice groups contributed to the increased net revenue. The number of consultants was 163 as of December 31, 2017, compared to 158 as of December 31, 2016.

Salaries and employee benefits expense increased $19.2 million from 2016. Fixed compensation increased $7.1 million primarily due to increases in base salaries and payroll taxes, separation costs, and stock compensation expense, partially offset by a decrease in the deferred compensation plan due to market fluctuations. Variable compensation increased $12.1 million primarily due to higher bonus accruals for consultant performance.

General and administrative expenses increased $3.2 million primarily due to increases in professional fees and office occupancy, partially offset by a decrease in hiring fees and temporary labor.

Restructuring charges were $0.8 million for the year ended December 31, 2017. These charges included approximately $0.6 million in severance-related charges and $0.2 million in professional fees and other expenses.

Operating income was $75.3 million in 2017, an increase of $3.3 million compared to $72.0 million in 2016. Excluding the impact of restructuring charges, the Americas segment reported operating income of $76.1 million.

Europe

Europe reported net revenue of $125.3 million in 2017, an increase of 15.3% from $108.8 million in 2016. The increase in net revenue was driven by a 6.2% increase in the number of executive search confirmations compared to the prior year and an increase in consultant headcount. Our acquisition of JCA Group Limited ("JCA Group") in August 2016 also contributed to the year-over-year growth in net revenue. Foreign exchange rate fluctuations negatively impacted results by $1.0 million, or 0.8%. All industry practice groups contributed to net revenue growth with the exception of the Global Technology & Services practice group. The number of consultants was 103 as of December 31, 2017, compared to 95 as of December 31, 2016.

Salaries and employee benefits expense increased $15.7 million from 2016. Fixed compensation increased $7.0 million primarily due to compensation expense associated with the JCA Group acquisition in August 2016, increases in legacy base salaries and payroll taxes and the HMRC employee benefit tax settlement, net of reimbursements. Variable compensation increased $8.7 million due to higher bonus accruals for consultant performance.

General and administrative expense increased $2.8 million from 2016 primarily due to ongoing general and administrative expenses related to the JCA Group acquisition including increases in amortization and accretion and professional services.

Restructuring charges were $3.9 million for the year ended December 31, 2017. These charges included approximately $3.9 million in severance-related charges and $0.1 million in office-related charges.

The Europe segment reported operating income of less than $0.1 million in 2017, a decrease of $5.9 million compared to $5.9 million in 2016. Excluding the impact of restructuring charges, the Europe segment reported operating income of $4.0 million.

Asia Pacific

Asia Pacific reported net revenue of $86.9 million in 2017, an increase of 1.9% compared to $85.3 million in 2016. The Life Sciences, Industrial, and Financial Services practice groups contributed to the increase in net revenue. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 0.4%. The number of consultants was 80 as of December 31, 2017, compared to 82 as of December 31, 2016.

Salaries and employee benefits expense increased $3.1 million from 2016. Fixed compensation remained consistent with the prior year due to decreases in base salaries and payroll taxes and minimum guarantee and sign-on bonus amortization, offset by increases in retirement and benefits and stock compensation. Variable compensation increased $3.1 million due to higher bonus accruals for consultant performance.

General and administrative expenses decreased $0.2 million primarily due to lower office occupancy, internal travel, and taxes and licenses, partially offset by an increase in bad debt.

Restructuring charges were $2.0 million for the year ended December 31, 2017. These charges included approximately $1.8 million in severance-related charges, $0.1 million in office-related charges and $0.1 million in professional fees and other expenses.

The Asia Pacific segment reported operating income of $0.5 million in 2017, a decrease of $3.4 million compared to $3.9 million in 2016. Excluding the impact of restructuring charges, the Asia Pacific segment reported operating income of $2.6 million.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $69.4 million in 2017, a decrease of 7.6% compared to $75.0 million in 2016. The decrease in net revenue was due to a decline in the volume of client work. Foreign exchange rate fluctuations negatively impacted results by $1.2 million, or 1.7%. There were 64 Heidrick Consulting Partner and Principal consultants at December 31, 2017, compared to 62 at December 31, 2016.

Salaries and employee benefits expense increased $0.2 million from 2016. Fixed compensation increased $1.0 million primarily due to the acquisitions of Decision Strategies International, Inc. ("DSI") and Philosophy IB, partially offset by decreases in minimum guarantee and sign-on bonus amortization and separation. Variable compensation decreased $0.9 million due to lower bonus accruals.

General and administrative expenses decreased $2.9 million from 2016 primarily due to decreases in intangible amortization and accretion as a result of current year impairments, litigation expense and professional fees, partially offset by increases in office occupancy and the use of external third-party consultants to complete client work.

Impairment charges for the year ended December 31, 2017 were $50.7 million due to the impairment of goodwill and amortizable intangible assets associated with our Leadership Consulting and Culture Shaping reporting units. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017. In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting.

Restructuring charges were $3.4 million for the year ended December 31, 2017. These charges included approximately $2.1 million in severance-related charges, $1.2 million in professional fees and other expenses and $0.1 million in office-related charges.

The Heidrick Consulting segment reported an operating loss of $62.4 million in 2017, a decrease of $57.0 million compared to an operating loss of $5.3 million in 2016. The increased operating loss primarily reflects $50.7 million of impairment charges for goodwill and intangible assets, as well as restructuring charges of $3.4 million. Excluding the impact of impairment and restructuring charges, the Heidrick Consulting segment reported an operating loss of $8.4 million.

Global Operations Support

Global Operations Support expenses in 2017 decreased $1.3 million, or 3.1%, to $40.0 million from $41.3 million in 2016.

Salaries and employee benefits expense decreased $4.1 million due to decreases in base salaries and payroll taxes, stock compensation expense as a result of forfeitures during the year, and management and support bonuses, partially offset by increases in the deferred compensation plan due to market fluctuations.

General and administrative expense decreased $2.7 million due to decreases in professional fees, office occupancy and hiring fees and temporary labor, partially offset by increases in internal travel and information technology costs.

Restructuring charges were $5.5 million for the year ended December 31, 2017. These charges included approximately $4.5 million of severance-related charges and $0.9 million of professional fees and other costs. Excluding the impact of restructuring charges, Global Operations Support expenses were $34.6 million in 2017.

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

Lines of Credit. On October 26, 2018, the Company entered into a new Credit Agreement (the "2018 Credit Agreement") to replace the Second Amended and Restated Credit Agreement (the "Restated Credit Agreement") executed on June 30, 2015. The 2018 Credit Agreement provides the Company with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit, and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature. The 2018 Credit Agreement will mature in October 2023. Borrowings under the 2018 Credit Agreement bear interest at the Company's election of the Alternate Base Rate (as defined in the 2018 Credit Agreement) or Adjusted LIBOR (as defined in the 2018 Credit Agreement) plus a spread as determined by the Company’s leverage ratio.

Borrowings under the 2018 Credit Agreement may be used for working capital, capital expenditures, Permitted Acquisitions (as defined in the 2018 Credit Agreement) and for other general purposes of the Company and its subsidiaries. The obligations under the 2018 Credit Agreement are guaranteed by certain of the Company's subsidiaries.

The Company capitalized approximately $1.0 million of loan acquisition costs related to the 2018 Credit Agreement, which will be amortized over the remaining term of the agreement.

Before October 26, 2018, the Company was party to its Restated Credit Agreement, which was executed on June 30, 2015. The Restated Credit Agreement provided a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which included a sublimit of $25 million for letters of credit, and a $50 million expansion feature. Borrowings under the Restated Credit Agreement bore interest at the Company’s election of the existing Alternate Base Rate (as defined in the Restated Credit Agreement) or the Adjusted LIBOR Rate (as defined in the Restated Credit Agreement) plus a spread as determined by the Company’s leverage ratio.

During the three months ended March 31, 2018, the Company borrowed $20 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $8 million during the three months ended March 31, 2018 and $12 million during the three months ended June 30, 2018.

During the three months ended March 31, 2017, the Company borrowed $40 million under the Restated Credit Agreement and elected the Adjusted LIBOR rate. The Company subsequently repaid $15 million during the three months ended March 31, 2017 and $25 million during the three months ended June 30, 2017.

As of December 31, 2018 and 2017, the Company had no outstanding borrowings under either the 2018 Credit Agreement or the Restated Credit Agreement. The Company was in compliance with the financial and other covenants under both facilities and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at December 31, 2018 were $279.9 million, an increase of $72.4 million compared to $207.5 million at December 31, 2017. The $279.9 million of cash and cash equivalents at December 31, 2018 includes $112.1 million held by our foreign subsidiaries. A portion of the $112.1 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the United States, the repatriation of these funds could cause us to incur additional foreign withholding taxes. We expect to pay approximately $202.0 million in variable compensation related to 2018 performance in March and April 2019. In January 2019, we paid approximately $14.0 million in variable compensation that was deferred in prior years.

Cash flows provided by operating activities. In 2018, cash provided by operating activities was $102.9 million, principally reflecting net income net of non-cash charges of $68.6 million, an increase in accrued expenses of $71.5 million, partially offset by an increase in accounts receivable of $16.8 million and restructuring payments of $11.6 million. The increase in accrued expenses primarily reflects approximately $202.0 million of current year bonus accruals, partially offset by $148.0 million of bonus payments for 2017 made in early 2018.

In 2017, cash provided by operating activities was $67.0 million, principally reflecting net income net of non-cash charges of $21.1 million, an increase in accrued expenses of $18.3 million and a restructuring accrual of $13.0 million. The increase in accrued expenses primarily reflects approximately $148 million of current year bonus accruals, partially offset by $128 million of bonus payments for 2016 made in early 2017.

In 2016, cash provided by operating activities was $21.9 million, principally reflecting net income net of non-cash charges of $41.3 million and an increase in the net retirement and pension plan liability of $4.2 million, partially offset by an increase in accounts receivable of $14.4 million, a change in other assets and liabilities of $3.0 million, a change in accrued liabilities of $3.8 million and an increase in prepaid expenses of $2.3 million.

Cash flows used in investing activities. Cash used in investing activities was $8.2 million for the year ended December 31, 2018, primarily due to capital expenditures of $6.0 million, the acquisition of Amrop for $3.1 million and purchases of available for sale securities of $2.2 million, partially offset by proceeds from the sale of available for sale securities of $3.0 million. The increase in capital expenditures is primarily the result of office build-outs and a global information technology update.

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

Cash used in investing activities was $35.0 million for the year ended December 31, 2016, primarily due to the acquisitions of JCA Group, DSI and Philosophy IB, capital expenditures of $5.3 million and the purchase of available for sale securities of $2.5 million.

Cash flows used in financing activities. Cash used in financing activities in 2018 was $17.0 million due to cash dividend payments of $10.2 million, earnout payments related to the JCA Group acquisitions of $3.6 million and the payment of employee tax withholdings on equity transactions of $2.2 million. Gross proceeds and payments on the Company's line of credit were each $20.0 million during the year ended December 31, 2018.

Cash used in financing activities in 2017 was $17.1 million due to cash dividend payments of $10.1 million, earnout payments related to the Co Company and Scambler MacGregor acquisitions of $4.6 million and the payment of employee tax withholdings on equity transactions of $2.4 million. Gross proceeds and payments on the Company's line of credit were each $40.0 million during the year ended December 31, 2017.

Cash used in financing activities in 2016 was $17.2 million due to cash dividend payments of $10.0 million, earnout payments for the Senn Delaney, Scambler MacGregor and Co Company acquisitions of $4.6 million, and the payment of employee tax withholdings on equity transactions of $2.7 million.

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We intend from time to time and as business conditions warrant to purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2018. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2018, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. Unless terminated or extended earlier by resolution of the Board of Directors, the program will expire when the amount authorized for repurchases has been spent.

Off-balance sheet arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. The following table presents our known contractual obligations as of December 31, 2018, and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations:
Operating lease obligations	$34.5	$31.8	$27.4	$23.4	$20.1	$14.4	$151.6
Asset retirement obligations (1)	0.3	0.2	0.8	0.1	0.4	0.9	2.7
Total	$34.8	$32.0	$28.2	$23.5	$20.5	$15.3	$154.3

(1) Represents the fair value of the obligation associated with the retirement of tangible long-lived assets primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2018. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $1.5 million as of December 31, 2018, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Application of Critical Accounting Policies and Estimates

General. Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies and Note 3, Revenue, in the Notes to Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, there are different estimates that reasonably could have been used, or if changes in the accounting estimates are reasonably likely to occur periodically, that could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue recognition. In our Executive Search segment, revenue is recognized as we satisfy our performance obligations by transferring a good or service to a client. Generally, each of our executive search contracts contain one performance obligation which is the process of identifying potentially qualified candidates for a specific client position. In most contracts, the transaction price includes both fixed and variable consideration. Fixed compensation is comprised of a retainer, equal to approximately one-third of the estimated first year compensation for the position to be filled, and indirect expenses, equal to a specified percentage of the retainer, as defined in the contract. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract. If actual compensation of a placed candidate exceeds the original compensation estimate, the Company is often authorized to bill the client for one-third of the excess compensation. The Company refers to this additional billing as uptick revenue. In most contracts, variable consideration is comprised of uptick revenue and direct expenses. The Company bills its clients for uptick revenue upon completion of the executive search, and direct expenses are billed as incurred.

As required under Accounting Standards Update ("ASU") No. 2014-09, the Company now estimates uptick revenue at contract inception, based on a portfolio approach, utilizing the expected value method based on a historical analysis of uptick revenue realized in the Company’s geographic regions and industry practices, and initially records a contract’s uptick revenue in an amount that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Differences between the estimated and actual amounts of variable consideration are recorded when known. The Company does not estimate revenue for direct expenses as it is not materially different than recognizing revenue as direct expenses are incurred.

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

In our Heidrick Consulting segment, revenue is recognized as we satisfy our performance obligations by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract is generally fixed. Most of our consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of our consulting revenue is recognized over time utilizing both input and output methods. Contracts that contain coaching sessions, training sessions or the completion of assessments are recognized using the output method as each session or assessment is delivered to the client. Contracts that contain general consulting work are recognized using the input method utilizing a measure of progress that is based on time incurred on the project.
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

Goodwill and other intangible assets. We review goodwill for impairment annually. We also review goodwill and long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that it is more-likely-than-not that the fair value has fallen below the carrying amount of an asset. We review factors such as a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors to determine if an impairment test is necessary. Our annual impairment test begins with a qualitative assessment to determine whether it is necessary to perform a fair value based goodwill impairment test. The qualitative assessment includes evaluating whether events and circumstances indicate that it is more-likely-than-not that fair values of reporting units are greater than the carrying values. If the qualitative factors do not indicate that it is more-likely-than-not that the fair values of the reporting units are greater than the carrying values then we perform the fair value test.

The Company operates four reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East) and Heidrick Consulting. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of our reporting units, the outlook for the executive search industry and the macroeconomic conditions affecting each of our reporting units. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates and may result in a future impairment charge. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments. The Company continues to monitor potential triggering events including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in an impairment charge. An impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its carrying amount; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

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

Recently Adopted Financial Accounting Standards

In 2018, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income, intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company elected not to utilize the available option to reclassify stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to retained earnings.

On January 1, 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU No. 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. The adoption of this guidance did not have an impact on the Company's financial statements. The future impact of this accounting guidance will be dependent on future modification events including the number of awards modified.

On January 1, 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU No. 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this guidance did not have an impact on the Company's financial statements.

On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The adoption of this guidance increased the Company's beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows by approximately $0.4 million and $0.6 million, respectively for the year ended December 31, 2018. Beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows increased by approximately $0.6 million and $0.6 million, respectively for the year ended December 31, 2017. Beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows increased by approximately $7.8 million and $0.6 million, respectively for the year ended December 31, 2016.

On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain cash receipts and cash payments should be presented and classified. The adoption of this guidance did not have a material impact on the Company's financial statements for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the Company reclassified approximately $2.9 million of earnout payments from cash flows used in financing activities to cash flows provided by operating activities. The reclassified amount represents the amount of the earnout payement that is in excess of the earnout accrual established at the acquisition date.

On January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The adoption of this guidance resulted in a reclassification of accumulated unrealized gains of approximately $6.1 million from accumulated other comprehensive income to retained earnings. The impact of the adoption of this guidance on the Company's Condensed Consolidated Statement of Comprehensive Income for the year ended December 31, 2018, was not material. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. The Company applied the guidance to all contracts that were not complete as of the adoption date. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The Company recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. See Note 3, Revenue in the Notes to Consolidated Financial Statements.

Recent Financial Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The guidance requires entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases), which provides an additional, optional transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that adopts this method must report comparative periods in accordance with current guidance (Topic 840). The guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted.

The Company will adopt the guidance on January 1, 2019 using the modified retrospective method without restatement of the prior periods. As such, prior periods will continue to be presented under the existing guidance in Topic 840. The Company is currently performing its evaluation of the guidance. The Company's lease portfolio is primarily comprised of office leases, which are currently classified as operating leases and will continue to be classified as operating leases under the new guidance. The adoption of the guidance will have a material impact on the Company's Consolidated Balance Sheets with respect to recording a right-of-use asset and lease liability for each of the Company's leases. The Company will utilize the available practical expedient to not separate the non-lease components from the lease components in its office leases. The Company is currently assessing the impact of utilizing the practical expedient, however,the use of the practical expedient will increase the total lease liability. The Company does not anticipate a significant change in expense recognition as it relates to the new guidance.

Quarterly Financial Information (Unaudited)

The following table sets forth certain financial information for each quarter of 2018 and 2017. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2018				2017
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$160,071	$183,059	$187,588	$185,305	$140,006	$152,214	$159,800	$169,380
Operating income (loss) (1)	13,121	18,461	20,583	16,692	6,638	(28,411)	14,022	(18,772)
Income (loss) before income taxes	12,912	18,411	23,187	15,982	4,094	(28,686)	14,263	(19,089)
Provision for (benefit from) income taxes	2,744	6,948	6,718	4,787	3,444	(10,438)	6,092	20,119
Net income (loss)	$10,168	$11,463	$16,469	$11,195	$650	$(18,248)	$8,171	$(39,208)
Basic earnings (loss) per common share	$0.54	$0.61	$0.87	$0.59	$0.03	$(0.97)	$0.44	$(2.09)
Diluted earnings (loss) per common share	$0.53	$0.59	$0.85	$0.58	$0.03	$(0.97)	$0.43	$(2.09)
Cash dividends paid per share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

(1) Includes $39.2 million of goodwill and intangible asset impairment for the three months ended June 30, 2017. Includes $11.6 million of goodwill and intangible asset impairment and $15.6 million of restructuring charges for the three months ended December 31, 2017.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2018 net income by approximately $2.0 million. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of December 31, 2018, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $3.0 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by segment, see Note 17, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Heidrick & Struggles International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Heidrick & Struggles International, Inc. (the Company) as of December 31, 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Chicago, Illinois
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Heidrick & Struggles International, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Heidrick & Struggles International, Inc.'s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, of the Company and our report dated February 26, 2019, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heidrick & Struggles International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 2 and Note 18, the accompanying consolidated balance sheet of Heidrick & Struggles International, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). The 2017 and 2016 consolidated financial statements before the effects of the adjustments described in Note 2 and Note 18 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 2 and Note 18, present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Note 2 and Note 18 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2017.

Chicago, Illinois
March 13, 2018

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$279,906	$207,534
Accounts receivable, net	114,977	98,700
Prepaid expenses	22,766	22,003
Other current assets	29,598	11,620
Income taxes recoverable	3,620	3,933
Total current assets	450,867	343,790
Non-current assets:
Property and equipment, net	33,871	39,514
Assets designated for retirement and pension plans	15,035	17,130
Investments	19,442	21,319
Other non-current assets	22,276	8,999
Goodwill	122,092	118,892
Other intangible assets, net	2,216	2,158
Deferred income taxes	34,830	35,402
Total non-current assets	249,762	243,414
Total assets	$700,629	$587,204
Current liabilities:
Accounts payable	$9,166	$9,824
Accrued salaries and employee benefits	227,653	177,426
Deferred revenue, net	40,673	31,272
Other current liabilities	33,219	40,346
Income taxes payable	8,240	6,924
Total current liabilities	318,951	265,792
Non-current liabilities:
Accrued salaries and employee benefits	57,234	40,308
Retirement and pension plans	39,865	44,802
Other non-current liabilities	17,423	23,597
Total non-current liabilities	114,522	108,707
Total liabilities	433,473	374,499
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 18,954,275 and 18,781,433 shares outstanding at December 31, 2018 and December 31, 2017, respectively	196	196
Treasury stock at cost, 631,502 and 804,344 shares at December 31, 2018 and December 31, 2017, respectively	(20,298)	(26,096)
Additional paid in capital	227,147	226,006
Retained earnings (deficit)	56,049	(716)
Accumulated other comprehensive income	4,062	13,315
Total stockholders’ equity	267,156	212,705
Total liabilities and stockholders’ equity	$700,629	$587,204
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	December 31,
	2018	2017	2016
Revenue:
Revenue before reimbursements (net revenue)	$716,023	$621,400	$582,390
Reimbursements	19,632	18,656	18,516
Total revenue	735,655	640,056	600,906
Operating expenses:
Salaries and employee benefits	506,349	434,219	400,070
General and administrative expenses	140,817	147,316	147,087
Impairment charges	—	50,722	—
Restructuring charges	—	15,666	—
Reimbursed expenses	19,632	18,656	18,516
Total operating expenses	666,798	666,579	565,673
Operating income (loss)	68,857	(26,523)	35,233
Non-operating income (expense):
Interest, net	1,141	385	244
Other, net	494	(3,280)	2,289
Net non-operating income (expense)	1,635	(2,895)	2,533
Income (loss) before income taxes	70,492	(29,418)	37,766
Provision for income taxes	21,197	19,217	22,353
Net income (loss)	49,295	(48,635)	15,413
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,885)	6,853	(6,271)
Net unrealized gain (loss) on available-for-sale investments	—	2,660	1,035
Pension gain (loss) adjustment	721	480	(701)
Other comprehensive income (loss), net of tax	(3,164)	9,993	(5,937)
Comprehensive income (loss)	$46,131	$(38,642)	$9,476

Basic weighted average common shares outstanding	18,917	18,735	18,540
Dilutive common shares	615	—	498
Diluted weighted average common shares outstanding	19,532	18,735	19,038

Basic net income (loss) per common share	$2.61	$(2.60)	$0.83
Diluted net income (loss) per common share	$2.52	$(2.60)	$0.81
Cash dividends paid per share	$0.52	$0.52	$0.52
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows - operating activities:
Net income (loss)	$49,295	$(48,635)	$15,413
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,522	14,774	16,433
Deferred income taxes	(3,496)	(1,690)	2,394
Stock-based compensation expense	8,947	4,935	6,393
Accretion expense related to earnout payments	1,285	1,038	635
Impairment charges	—	50,722	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,759)	(1,882)	(14,425)
Accounts payable	(526)	1,474	941
Accrued expenses	71,526	18,330	(3,808)
Restructuring accrual	(11,617)	13,025	—
Deferred revenue	(1,899)	2,010	(1,672)
Income taxes (payable) recoverable, net	757	3,381	1,184
Retirement and pension plan assets and liabilities	(1,492)	3,065	4,215
Prepaid expenses	(893)	797	(2,330)
Other assets and liabilities, net	(4,748)	5,626	(3,449)
Net cash provided by operating activities	102,902	66,970	21,924
Cash flows - investing activities:
Acquisition of business, net of cash acquired	(3,083)	(364)	(27,722)
Capital expenditures	(5,960)	(14,022)	(5,351)
Purchases of available for sale investments	(2,201)	(2,269)	(2,475)
Proceeds from sale of available for sale investments	2,995	1,404	535
Net cash used in investing activities	(8,249)	(15,251)	(35,013)
Cash flows - financing activities:
Proceeds from line of credit	20,000	40,000	—
Payments on line of credit	(20,000)	(40,000)	—
Debt issuance costs	(981)	—	—
Cash dividends paid	(10,181)	(10,111)	(9,955)
Payment of employee tax withholdings on equity transactions	(2,234)	(2,392)	(2,676)
Acquisition earnout payments	(3,592)	(4,557)	(4,562)
Net cash used in financing activities	(16,988)	(17,060)	(17,193)
Effect of exchange rates fluctuations on cash, cash equivalents and restricted cash	(5,565)	7,933	(2,365)
Net increase (decrease) in cash, cash equivalents and restricted cash	72,100	42,592	(32,647)
Cash, cash equivalents and restricted cash at beginning of period	208,162	165,570	198,217
Cash, cash equivalents and restricted cash at end of period	$280,262	$208,162	$165,570

Supplemental disclosures of cash flow information
Cash paid for
Income taxes	$22,616	$14,814	$16,817
Interest	$67	$193	$41
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	19,586	$196	1,206	$(39,583)	$232,358	$52,572	$9,259	$254,802
Net income	—	—	—	—	—	15,413	—	15,413
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,937)	(5,937)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	6,393	—	—	6,393
Vesting of equity, net of tax withholdings	—	—	(167)	5,636	(8,324)	—	—	(2,688)
Re-issuance of treasury stock	—	—	(31)	1,032	(470)	—	—	562
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,668)	—	(9,668)
Dividend equivalents on restricted stock units	—	—	—	—	—	(287)	—	(287)
Balance at December 31, 2016	19,586	196	1,008	(32,915)	229,957	58,030	3,322	258,590
Net loss	—	—	—	—	—	(48,635)	—	(48,635)
Other comprehensive income, net of tax	—	—	—	—	—	—	9,993	9,993
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	4,935	—	—	4,935
Vesting of equity, net of tax withholdings	—	—	(188)	6,311	(8,716)	—	—	(2,405)
Re-issuance of treasury stock	—	—	(15)	508	(170)	—	—	338
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,762)	—	(9,762)
Dividend equivalents on restricted stock units	—	—	—	—	—	(349)		(349)
Balance at December 31, 2017	19,586	196	805	(26,096)	226,006	(716)	13,315	212,705
Net income						49,295		49,295
Adoption of accounting standards	—	—	—	—	—	15,043	(6,089)	8,954
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,164)	(3,164)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	8,947	—	—	8,947
Vesting of equity, net of tax withholdings	—	—	(167)	5,604	(7,837)	—	—	(2,233)
Re-issuance of treasury stock	—	—	(6)	194	31	—	—	225
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,389)	—	(7,389)
Dividend equivalents on restricted stock units	—	—	—	—	—	(184)	—	(184)
Balance at December 31, 2018	19,586	$196	632	$(20,298)	$227,147	$56,049	$4,062	$267,156

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share figures)

1.	Basis of Presentation

Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) is engaged in providing executive search and consulting services to clients on a retained basis. The Company operates in the Americas, Europe and Asia Pacific regions.

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

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2018 and 2017, the Company had no significant concentrations of risk.

Accounts Receivable

The Company’s accounts receivable consist of trade receivables. The allowance for doubtful accounts is developed based upon several factors including the age of the Company’s accounts receivable, historical write-off experience and specific account analysis. These factors may change over time, impacting the allowance level.

Fair Value of Financial Instruments

Cash equivalents are stated at cost, which approximates fair value. The carrying value for receivables from clients, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair value due to the nature of the financial instruments and the short term nature of the items.

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

Available-for-sale investments are reported at fair value with changes in unrealized gains (losses) and realized gains (losses), resulting from an employee’s termination from the Plan, recorded as a non-operating expense in Other, net in the Consolidated Statements of Comprehensive Income (Loss).

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

The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates four reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East) and Heidrick Consulting. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

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

Revenue Recognition

As a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, the Company's accounting policy for revenue recognition has been updated. See Note 3, Revenue.

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

A portion of the Company’s consultants’ and management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and employee benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	December 31,
	2018	2017	2016
Net income (loss)	$49,295	$(48,635)	$15,413
Weighted average shares outstanding:
Basic	18,917	18,735	18,540
Effect of dilutive securities:
Restricted stock units	406	—	347
Performance stock units	209	—	151
Diluted	19,532	18,735	19,038
Basic earnings (loss) per share	$2.61	$(2.60)	$0.83
Diluted earnings (loss) per share	$2.52	$(2.60)	$0.81

Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 327,000 and 80,000 common shares, respectively, for the year ended December 31, 2017, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

Restricted Cash

The Company has lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements, which extend through 2024. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, on the Consolidated Balance Sheet.

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Cash and cash equivalents	$279,906	$207,534	$165,011
Restricted cash included within other current assets	108	526	139
Restricted cash included within other non-current assets	248	102	420
Total cash, cash equivalents and restricted cash	$280,262	$208,162	$165,570

Recently Issued Financial Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The guidance requires entities that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases and to disclose key information about the leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases), which provides an additional, optional transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that adopts this method must report comparative periods in accordance with current guidance (Topic 840). The guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted.

The Company will adopt the guidance on January 1, 2019 using the modified retrospective method without restatement of the prior periods. As such, prior periods will continue to be presented under the existing guidance in Topic 840. The Company is currently performing its evaluation of the guidance. The Company's lease portfolio is primarily comprised of office leases, which are currently classified as operating leases and will continue to be classified as operating leases under the new guidance. The adoption of the guidance will have a material impact on the Company's Consolidated Balance Sheets with respect to recording a right-of-use asset and lease liability for each of the Company's leases. The Company will utilize the available practical expedient to not separate the non-lease components from the lease components in its office leases. The Company is currently assessing the impact of utilizing the practical expedient, however,the use of the practical expedient will increase the total lease liability. The Company does not anticipate a significant change in expense recognition as it relates to the new guidance.

Recently Adopted Financial Accounting Standards

In 2018, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income, intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company elected not to utilize the available option to reclassify stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to retained earnings.

On January 1, 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which is intended to provide clarity and reduce diversity in practice, cost and complexity when implementing a change in the terms or conditions of a share-based payment award. ASU No. 2017-09 requires that an entity should account for the effects of a modification unless the fair value, vesting conditions and whether the award is classified as a liability instrument or an equity instrument remain unchanged in the modification. The adoption of this guidance did not have an impact on the Company's financial statements. The future impact of this accounting guidance will be dependent on future modification events including the number of awards modified.

On January 1, 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which is intended to improve the consistency, transparency and usefulness of net benefit cost disclosures. ASU No. 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The adoption of this guidance did not have an impact on the Company's financial statements.

On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The adoption of this guidance increased the Company's beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows by approximately $0.4 million and $0.6 million, respectively for the year ended December 31, 2018. Beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows increased by approximately $0.6 million and $0.6 million, respectively for the year ended December 31, 2017. Beginning and ending balances of cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows increased by approximately $7.8 million and $0.6 million, respectively for the year ended December 31, 2016.

On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain cash receipts and cash payments should be presented and classified. The adoption of this guidance did not have a material impact on the Company's financial statements for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the Company reclassified approximately $2.9 million of earnout payments from cash flows used in financing activities to cash flows provided by operating activities. The reclassified amount represents the amount of the earnout payement that is in excess of the earnout accrual established at the acquisition date.

On January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments including the recognition of unrealized changes in fair value within net income. The adoption of this guidance resulted in a reclassification of accumulated unrealized gains of approximately $6.1 million from accumulated other comprehensive income to retained earnings. The impact of the adoption of this guidance on the Company's Condensed Consolidated Statement of Comprehensive Income for the year ended December 31, 2018, was not material. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. The Company applied the guidance to all contracts that were not complete as of the adoption date. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. The Company recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. See Note 3, Revenue in the Notes to Consolidated Financial Statements.

Impacts on Financial Statements of Recently Adopted Financial Accounting Standards

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of January 1, 2018, as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, and ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets Financial Liabilities was as follows:

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

The impact of ASU No. 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Balance Sheet as of December 31, 2018, was as follows:

	December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Current assets
Other current assets	$29,598	$11,461	$18,137
Total current assets	450,867	432,730	18,137

Non-current assets
Deferred income taxes	34,830	37,929	(3,099)
Total non-current assets	249,762	252,861	(3,099)

Total assets	$700,629	$685,591	$15,038

Current liabilities
Accrued salaries and employee benefits	227,653	224,657	2,996
Deferred revenue	40,673	43,823	(3,150)
Other current liabilities	33,219	28,224	4,995
Income taxes payable	8,240	7,866	374
Total current liabilities	318,951	313,736	5,215

Total liabilities	$433,473	$428,258	$5,215

Stockholders' equity
Retained earnings (deficit)	56,049	46,227	9,822
Total stockholders’ equity	267,156	257,334	9,822

Total liabilities and stockholders’ equity	$700,629	$685,591	$15,038

The impact of ASU No. 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Statement of Comprehensive Income for the three and twelve months ended December 31, 2018, was as follows:

	Three Months Ended December 31, 2018 (Unaudited)			Twelve Months Ended December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Revenue
Revenue before reimbursements (net revenue)	$185,305	$182,413	$2,892	$716,023	$711,785	$4,238
Reimbursements	5,662	5,662	—	19,632	19,632	—
Total revenue	190,967	188,075	2,892	735,655	731,417	4,238

Operating expenses
Salaries and employee benefits	133,328	131,278	2,050	506,349	503,353	2,996
General and administrative expenses	35,285	35,285	—	140,817	140,817	—
Reimbursed expenses	5,662	5,662	—	19,632	19,632	—
Total operating expenses	174,275	172,225	2,050	666,798	663,802	2,996

Operating income	16,692	15,850	842	68,857	67,615	1,242

Non-operating income (expense)
Interest, net	645	645	—	1,141	1,141	—
Other, net	(1,355)	(1,355)	—	494	494	—
Net non-operating income (expense)	(710)	(710)	—	1,635	1,635	—

Income before income taxes	15,982	15,140	842	70,492	69,250	1,242

Provision for income taxes	4,787	4,533	254	21,197	20,823	374

Net income	$11,195	$10,607	$588	$49,295	$48,427	$868

Basic earnings per share	$0.59	$0.56	$0.03	$2.61	$2.56	$0.05
Diluted earnings per share	$0.58	$0.55	$0.03	$2.52	$2.48	$0.04

The impact of ASU 2014-09, Revenue from Contracts with Customers, on our Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2018, was as follows:

	Twelve Months Ended December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Adoption Higher/(Lower)
Cash flows - operating activities
Net income	$49,295	$48,427	$868
Changes in assets and liabilities, net of effects of acquisitions:
Accrued expenses	71,526	62,372	9,154
Deferred revenue	(1,899)	3,248	(5,147)
Income taxes payable, net	757	383	374
Other assets and liabilities, net	(4,748)	(663)	(4,085)
Net cash provided by operating activities	$102,902	$102,902	$—

3.	Revenue

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

As required under ASU No. 2014-09, the Company now estimates uptick revenue at contract inception, based on a portfolio approach, utilizing the expected value method based on a historical analysis of uptick revenue realized in the Company’s geographic regions and industry practices, and initially records a contract’s uptick revenue in an amount that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Differences between the estimated and actual amounts of variable consideration are recorded when known. The Company does not estimate revenue for direct expenses as it is not materially different than recognizing revenue as direct expenses are incurred.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances during the period:

	January 1, 2018	December 31, 2018	Variance
Contract assets
Unbilled receivables	$5,487	$8,684	$3,197
Contract assets	12,398	15,291	2,893

Contract liabilities
Deferred revenue	$30,213	$40,673	$10,460

During the year ended December 31, 2018, we recognized revenue of $28.0 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2018, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $21.8 million.

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

4.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2018	2017	2016
Balance at January 1,	$2,534	$2,575	$5,376
Provision charged to income	3,790	963	1,407
Write-offs	(2,708)	(1,134)	(4,106)
Foreign currency translation	(114)	130	(102)
Balance at December 31,	$3,502	$2,534	$2,575

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2018	2017
Leasehold improvements	$48,455	$48,216
Office furniture, fixtures and equipment	17,919	17,732
Computer equipment and software	27,063	28,300
Property and equipment, gross	93,437	94,248
Accumulated depreciation	(59,566)	(54,734)
Property and equipment, net	$33,871	$39,514

Depreciation expense for the years ended December 31, 2018, 2017 and 2016, was $11.0 million, $10.4 million and $9.4 million, respectively.

6.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements). The fair value for these investments was $19.4 million and $21.3 million as of December 31, 2018 and 2017, respectively. The aggregate cost basis for these investments was $14.6 million and $14.6 million as of December 31, 2018 and 2017, respectively.

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

The following tables provide a summary of the fair value measurements at December 31, 2018 and 2017, for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2018
U.S. non-qualified deferred compensation plan	$19,442	$—	$—	$19,442
Assets designated for retirement and pension plans	—	16,384	—	16,384
Pension benefit obligation	—	(20,908)	—	(20,908)
Acquisition earnout accruals	—	—	(6,627)	(6,627)
	$19,442	$(4,524)	$(6,627)	$8,291

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2017
U.S. non-qualified deferred compensation plan	$21,319	$—	$—	$21,319
Assets designated for retirement and pension plans	—	18,590	—	18,590
Pension benefit obligation	—	(23,886)	—	(23,886)
Acquisition earnout accruals	—	—	(7,213)	(7,213)
	$21,319	$(5,296)	$(7,213)	$8,810

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities are accruals for future earnout payments related to prior year acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2018 and 2017, based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the year ended December 31, 2018:

Acquisition Earnout Accruals
Balance at December 31, 2017	$(7,213)
Acquisition earnouts (Note 8)	(3,054)
Earnout accretion	(1,285)
Earnout payments	3,592
Earnout adjustment (1)	888
Foreign currency translation	445
Balance at December 31, 2018	$(6,627)

(1)
During the twelve months ended December 31, 2018, the Company determined that certain financial targets related to earnout agreements for the DSI and Philosophy IB acquisitions would not be achieved. As such, the Company reduced the earnout accrual accordingly.

8.	Acquisitions

Decision Strategies International, Inc.

On February 29, 2016, the Company acquired substantially all of the assets of Decision Strategies International, Inc. ("DSI"), a Pennsylvania-based business consulting firm and its wholly owned subsidiary, Decision Strategies International (UK) Limited. The former owners of DSI are eligible to receive an additional cash consideration payment in 2019 based on revenue targets to be achieved in 2017 and 2018. During the year ended December 31, 2018, the Company determined that the final earnout achieved was $2.4 million, and reduced the existing accrual by $0.3 million.

Philosophy IB, LLP

On September 1, 2016 the Company acquired substantially all of the assets of Philosophy IB, LLP ("Philosophy IB"), a New Jersey-based leadership, organization development and management consulting firm. The former owners of Philosophy IB are eligible to receive additional cash consideration based on two components: (i) achieving revenue milestones generated from its software products from September 2016 through August 2019, and (ii) percentage of consulting revenue achieved over the period September 2016 to August 2019, subject to a profitability test. During the three months ended September 30, 2017, the Company determined that the software and consulting revenue targets for the period from September 2016 to August 2017, or first installment, would not be achieved. As such, the Company reduced the first installment earnout accrual by $0.7 million. During the three months ended September 30, 2018, the Company determined that the software and consulting revenue targets for the period September 2017 to August 2018, or second installment, were not achieved. As such, the Company reduced the second installment by $0.4 million. During the three months ended December 31, 2018, the Company determined that the software and consulting revenue targets for the period from September 2018 to August 2019, or third installment, would not be achieved. As such, the Company reduced the third installment earnout accrual by $0.1 million.

Amrop A/S

On January 4, 2018, the Company acquired Amrop A/S ("Amrop"), a Denmark-based provider of executive search services for 24.3 million Danish Kroner (equivalent to $3.9 million on the acquisition date) of initial consideration which was funded from existing cash. The former owners of Amrop are expected to receive additional cash consideration based on fee revenue generated during the two-year period following the completion of the acquisition. When estimating the value of future cash consideration, the Company accrued $3.1 million on the acquisition date. The Company recorded $1.7 million of intangible assets related to customer relationships and $5.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

9.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	December 31, 2018	December 31, 2017
Executive Search
Americas	$88,410	$88,690
Europe	24,924	20,900
Asia Pacific	8,758	9,302
Total Executive Search	122,092	118,892
Heidrick Consulting	36,257	36,257
Goodwill, gross	158,349	155,149
Accumulated impairment	(36,257)	(36,257)
Goodwill, net	$122,092	$118,892

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Total
Balance at December 31, 2015	$81,626	$10,745	$9,211	$29,540	$131,122
DSI acquisition	5,673	—	—	—	5,673
Philosophy IB acquisition	2,357	—	—	—	2,357
JCA Group acquisition	—	15,769	—	—	15,769
Segment reallocation (1)	(1,670)	(4,517)	(347)	6,534	—
Exchange rate fluctuations	115	(2,905)	29	(316)	(3,077)
Balance at December 31, 2016	88,101	19,092	8,893	35,758	151,844
Philosophy IB acquisition	357	—	—	7	364
Exchange rate fluctuations	232	1,808	409	492	2,941
Impairment	—	—	—	(36,257)	(36,257)
Balance at December 31, 2017	88,690	20,900	9,302	—	118,892
Amrop acquisition	—	5,478	—	—	5,478
Foreign currency translation	(280)	(1,454)	(544)	—	(2,278)
Balance at December 31, 2018	$88,410	$24,924	$8,758	$—	$122,092

(1)
Due to the Company's change in segment reporting during the year ended December 31, 2016, goodwill amounts included in the Company's Americas, Europe and Asia Pacific segments in the prior year have been reallocated to the Heidrick Consulting segment utilizing the relative fair value method.

During the twelve months ended December 31, 2017, the Company determined that the goodwill within the Culture Shaping and Leadership Consulting reporting units was impaired, which resulted in impairment charges of $29.3 million and $6.9 million, respectively, to write off all of the goodwill associated with each of the reporting units. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2017. The impairments were non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did they impact the debt covenants under our credit agreement. Effective January 1, 2018, the Company completed its integration of the Culture Shaping and Leadership Consulting reporting units into the newly created Heidrick Consulting reporting unit.

On January 4, 2018, the Company acquired Amrop and included the fair value of the acquired assets and liabilities as of the acquisition date in the Condensed Consolidated Balance Sheets. The Company included $5.5 million of goodwill related to the acquisition in the Europe segment.

During the 2018 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2018 in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

The impairment test is considered for each of the Company’s reporting units that has goodwill as defined in the accounting standard for goodwill and intangible assets. The Company operates four reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East) and Heidrick Consulting. As of October 31, 2018, only the Americas, Europe and Asia Pacific reporting units had recorded goodwill.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of each of its reporting units with goodwill. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; and (4) other factors.

Based on the results of the impairment analysis, the fair values of the Americas, Europe, and Asia Pacific reporting units exceeded their carrying values by 335%, 19% and 13%, respectively.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	December 31, 2018	December 31, 2017
Executive Search
Americas	$52	$252
Europe	2,086	1,799
Asia Pacific	78	107
Total Executive Search	2,216	2,158
Heidrick Consulting	—	—
Total Other Intangible Assets, Net	$2,216	$2,158

During the twelve months ended December 31, 2017, the Company determined that the intangible assets within the Culture Shaping and Leadership Consulting reporting units were impaired, which resulted in impairment charges of $9.9 million and $4.6 million, respectively, to write off all intangible assets associated with each reporting unit. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the twelve months ended December 31, 2017. The impairment charges were non-cash in nature and did not affect current liquidity, cash flows, borrowing capability or operations, nor did they impact the debt covenants under our credit agreement.

Effective January 1, 2018, the Company completed its integration of the Culture Shaping and Leadership Consulting reporting units into the newly created Heidrick Consulting reporting unit.

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2018			December 31, 2017
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.8	$15,910	$(13,694)	$2,216	$13,703	$(11,612)	$2,091
Trade name	0.0	434	(434)	—	459	(459)	—
Non-compete	0.0	217	(217)	—	230	(163)	67
Total intangible assets	6.8	$16,561	$(14,345)	$2,216	$14,392	$(12,234)	$2,158

Intangible asset amortization expense for the years ended December 31, 2018, 2017 and 2016, was $1.5 million, $4.4 million and $7.1 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2018 for the years ended December 31st is as follows:

2019	$846
2020	529
2021	356
2022	241
2023	147
Thereafter	97
Total	$2,216

10.	Other Current Assets and Liabilities and Non-Current Liabilities

The components of other current assets are as follows:

	December 31, 2018	December 31, 2017
Contract assets	$23,975	$3,538
Other	5,623	8,082
Total other current assets	$29,598	$11,620

The components of other current liabilities are as follows:

	December 31, 2018	December 31, 2017
Restructuring charges	$1,287	$13,023
Other	31,932	27,323
Total other current liabilities	$33,219	$40,346

The components of other non-current liabilities are as follows:

	December 31, 2018	December 31, 2017
Premise related costs	$15,473	$18,360
Accrued earnout payments	—	3,076
Restructuring charges	—	10
Other	1,950	2,151
Total other non-current liabilities	$17,423	$23,597

11.	Line of Credit

On October 26, 2018, the Company entered into a new Credit Agreement (the "2018 Credit Agreement") to replace the Second Amended and Restated Credit Agreement (the "Restated Credit Agreement") executed on June 30, 2015. The 2018 Credit Agreement provides the Company with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit, and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature. The 2018 Credit Agreement will mature in October 2023. Borrowings under the 2018 Credit Agreement bear interest at the Company's election of the Alternate Base Rate (as defined in the 2018 Credit Agreement) or Adjusted LIBOR (as defined in the 2018 Credit Agreement) plus a spread as determined by the Company’s leverage ratio.

Borrowings under the 2018 Credit Agreement may be used for working capital, capital expenditures, Permitted Acquisitions (as defined in the 2018 Credit Agreement) and for other general purposes of the Company and its subsidiaries. The obligations under the 2018 Credit Agreement are guaranteed by certain of the Company's subsidiaries.

The Company capitalized approximately $1.0 million of loan acquisition costs related to the 2018 Credit Agreement, which will be amortized over the remaining term of the agreement.

Before October 26, 2018, the Company was party to its Restated Credit Agreement, which was executed on June 30, 2015. The Restated Credit Agreement provided a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature (the “Replacement Facility”). Borrowings under the Restated Credit Agreement bore interest at the Company’s election of the existing Alternate Base Rate (as defined in the Restated Credit Agreement) or Adjusted LIBOR Rate (as defined in the Restated Credit Agreement) plus a spread as determined by the Company’s leverage ratio.

During the three months ended March 31, 2018, the Company borrowed $20 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $8 million during the three months ended March 31, 2018 and $12 million during the three months ended June 30, 2018.

During the three months ended March 31, 2017, the Company borrowed $40 million under the Restated Credit Agreement and elected the Adjusted LIBOR rate. The Company subsequently repaid $15 million during the three months ended March 31, 2017 and $25 million during the three months ended June 30, 2017.

As of December 31, 2018 and 2017, the Company had no outstanding borrowings under either the 2018 Credit Agreement or the Restated Credit Agreement. The Company was in compliance with the financial and other covenants under both facilities and no event of default existed.

12.	Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar-for-dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the years ended December 31, 2018, 2017 and 2016. Beginning in 2016, employees are eligible for the Company match immediately provided that they are working on the last day of the Plan year in which the match is made. Previously, employees were eligible for the Company match after satisfying a one-year service requirement provided that they were working on the last day of the Plan year in which the match was made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created annually by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2018, 2017 and 2016. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2018, 2017 and 2016, was $5.7 million, $5.6 million and $4.8 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material and, therefore, additional disclosure has not been presented.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2018 and 2017, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $18.3 million and $19.2 million at December 31, 2018 and 2017, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2018 and 2017.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2018 and 2017, the total amounts deferred under the plan were $1.1 million and $2.2 million, respectively, all of which were funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2018 and 2017.

The U.S. and Non-Employee Directors Voluntary Deferred Compensation Plans consist primarily of marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Fair Value Measurements).

13.	Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain current and former employees in Germany. The pensions are individually fixed Euro amounts that vary depending on the function and the eligible years of service of the employee.

	2018	2017
Benefit obligation at January 1,	$23,886	$22,128
Interest cost	373	362
Actuarial (gain) loss	(886)	(371)
Benefits paid	(1,450)	(1,453)
Cumulative translation adjustment	(1,015)	3,220
Benefit obligation at December 31,	$20,908	$23,886

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2018	2017
Current liabilities	$1,349	$1,461
Noncurrent liabilities	19,559	22,425
Total	$20,908	$23,886

The accumulated benefit obligation amounts at December 31, 2018 and 2017, are $20.9 million and $23.9 million, respectively.

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2018	2017	2016
Net period benefit cost:
Interest cost	$373	$362	$453
Amortization of net loss	92	111	17
Net periodic benefit cost	$465	$473	$470
Weighted average assumptions
Discount rate (1)	1.64%	1.49%	2.15%
Rate of compensation increase	—%	—%	—%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2018	2017	2016
Discount rate (1)	1.71%	1.64%	1.53%
Rate of compensation increase	—%	—%	—%
Measurement Date	12/31/2018	12/31/2017	12/31/2016

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2018 and 2017, that had not yet been recognized as components of net periodic benefit cost were $2.6 million and $3.7 million, respectively. As of December 31, 2018, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2019.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Fair Value Measurements). The fair value at December 31, 2018 and 2017, was $16.4 million and $18.6 million, respectively. The expected contribution to be paid into the plan in 2019 is $1.3 million.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2018 and 2017, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

2019	$1,349
2020	1,339
2021	1,326
2022	1,309
2023	1,289
2024 through 2028	6,001

14.	Stock-Based Compensation

The Company's 2012 Heidrick & Struggles GlobalShare Program ( the "2012 Program') provides for grants of stock options, stock appreciation rights and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan.

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. On May 24, 2018, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 850,000 shares. As of December 31, 2018, 2,149,864 shares have been issued under the 2012 Program and 1,375,105 shares remain available for future awards, which includes 674,969 forfeited shares. The 2012 Program provides that no awards can be granted after May 24, 2028.

In September 2017, the Company entered into an agreement with its former Chief Executive Officer pursuant to which Mr. Wolstencroft voluntarily agreed, with the concurrence of the Board of Directors, to forfeit 100 percent of his 2017 restricted stock unit and performance stock unit grants. Mr. Wolstencroft remains eligible to continue vesting in 100 percent of his 2014 sign-on restricted stock unit grant, without proration, subject to his continued service on the board through the future scheduled vesting dates. With respect to his outstanding 2015 and 2016 restricted stock unit and performance stock unit grants, Mr. Wolstencroft remains eligible to earn an agreed upon pro-rata portion of the tranches scheduled to vest in 2017, 2018 and 2019, subject to his continued service as a director through the scheduled vesting dates (and with the performance goals for performance stock units deemed to have been achieved at target level performance), and he agreed to forfeit the remaining portions of such 2015 and 2016 restricted stock unit and performance stock unit awards.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2018	2017	2016
Salaries and employee benefits (1)	$9,548	$4,597	$5,830
General and administrative expenses	562	338	563
Income tax benefit related to stock-based compensation included in net income	2,674	1,948	2,523

(1) Includes $1.2 million of expense related to cash settled restricted stock units for the year ended December 31, 2018.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. Beginning in 2018, a portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity as of December 31, 2018, 2017 and 2016 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2015	473,935	$19.98
Granted	207,405	22.92
Vested and converted to common stock	(119,455)	20.02
Forfeited	(24,612)	22.81
Outstanding on December 31, 2016	537,273	20.97
Granted	243,306	24.18
Vested and converted to common stock	(217,028)	21.39
Forfeited	(72,397)	24.05
Outstanding on December 31, 2017	491,154	21.92
Granted	297,664	34.64
Vested and converted to common stock	(199,550)	21.66
Forfeited	(76,822)	25.76
Outstanding on December 31, 2018	512,446	28.83

As of December 31, 2018, there was $5.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three-year period. The vesting will vary between 0% - 200% based on the attainment of operating income goals over the three-year vesting period. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Performance share unit activity as of December 31, 2018, 2017 and 2016 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2015	272,024	$18.28
Granted	125,388	22.98
Vested and converted to common stock	(160,600)	15.51
Forfeited	—	—
Outstanding on December 31, 2016	236,812	22.64
Granted	88,415	23.83
Vested and converted to common stock	(70,652)	19.65
Forfeited	(68,684)	24.07
Outstanding on December 31, 2017	185,891	23.82
Granted	102,138	25.81
Vested and converted to common stock	(43,361)	23.64
Forfeited	(47,551)	23.87
Outstanding on December 31, 2018	197,117	24.88

As of December 31, 2018, there was $2.0 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2 years.

Phantom Stock Units

Phantom stock units are grants of phantom stock with respect to shares of the Company's common stock that are settled in cash and are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

During the year ended December 31, 2018, phantom stock with respect to 111,673 shares of common stock were granted to certain employees of the Company, and are subject to vesting over a period of 4 years and certain other conditions, including continued service to the Company. As a result of the cash-settlement feature of the awards, the Company considers the awards to be liability awards, which are measured at fair value at each reporting date and the vested portion of the award is recognized as a liability to the extent that the service condition is deemed probable. As of December 31, 2018, the Company has recorded a liability of approximately $1.2 million related to the phantom stock units, which is recorded in non-current Accrued salaries and employee benefits in the Consolidated Balance Sheets. The fair value of the phantom stock awards as of December 31, 2018, was determined using the closing share price of the Company's common stock on that date.

Phantom stock unit activity as of December 31, 2018 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2017	—
Granted	111,673
Vested	—
Forfeited	—
Outstanding on December 31, 2018	111,673

Expense associated with the phantom stock units was $1.2 million for the year ended December 31, 2018. As of December 31, 2018, there was $2.0 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.6 years. No phantom stock units were granted during the years ended December 31, 2017 and 2016.

15.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2018, are summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2017	$6,089	$9,143	$(1,917)	$13,315
Other comprehensive income before classification, net of tax	—	(3,885)	721	(3,164)
Amount reclassified from AOCI	—	—	—	—
Net current period other comprehensive income	—	(3,885)	721	(3,164)
Adoption of accounting standards (1)	(6,089)	—	—	(6,089)
Balance at December 31, 2018	—	$5,258	$(1,196)	$4,062

(1)	Upon adoption of ASC 2016-01, unrealized gains (losses) on available for sale securities were reclassified from AOCI to retained earnings

16.	Restructuring

Restructuring Charges

In 2017, the Company recorded restructuring charges of $15.7 million in connection with initiatives to reduce overall costs and improve operational efficiencies. The primary components of the restructuring included: the elimination of two executive officer roles for a flatter leadership structure, a workforce reduction as the firm aligned its support resources to better meet operational needs and recognize synergies with the combination of Leadership Consulting and Culture Shaping, a reduction of the firm’s real estate expenses and support costs by consolidating or closing three of its locations across its global footprint and the acceleration of future expenses under certain contractual obligations.

These charges consisted of $13.1 million of employee-related costs, including severance associated with reductions in our workforce of 251 employees globally, $2.3 million of other professional and consulting fees and $0.3 million of expenses associated with closing three office locations. Restructuring charges by operating segment for the year ended December 31, 2017, are as follows:

Restructuring Charges
Executive Search
Americas	$784
Europe	3,993
Asia Pacific	2,046
Total Executive Search	6,823
Heidrick Consulting	3,393
Global Operations Support	5,450
Total restructuring	$15,666

The accrued restructuring charges at December 31, 2018, primarily consists of employee-related costs that require cash payments based on individual severance agreements. These accruals are included within Other current liabilities in the Consolidated Balance Sheets at December 31, 2018.

The table below outlines the restructuring charges along with related cash payments for the years ended December 31, 2018 and 2017:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2016	$—	$—	$—	$—
Restructuring charges	13,065	308	2,293	15,666
Cash payments	(1,199)	(5)	(1,282)	(2,486)
Non cash write-offs	—	(155)	—	(155)
Accrual balance at December 31, 2017	$11,866	$148	$1,011	$13,025
Cash payments	(8,689)	(248)	(993)	(9,930)
Non cash write-offs	—	195	—	195
Other	(1,843)	(95)	5	(1,933)
Exchange rate fluctuations	(65)	—	(6)	(71)
Accrual balance at December 31, 2018	$1,269	$—	$17	$1,286

17.	Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2018	2017	2016
United States	$47,191	$(28,577)	$30,696
Foreign	23,301	(841)	7,070
Income (loss) before income taxes	$70,492	$(29,418)	$37,766

The provision for (benefit from) income taxes are as follows:

	December 31,
	2018	2017	2016
Current
Federal	$12,311	$10,107	$12,261
State and local	4,843	2,372	3,219
Foreign	6,907	8,257	5,668
Current provision for income taxes	24,061	20,736	21,148
Deferred
Federal	6,403	5,642	727
State and local	(354)	(2,951)	(370)
Foreign	(8,913)	(4,210)	848
Deferred provision (benefit) for income taxes	(2,864)	(1,519)	1,205
Total provision for income taxes	$21,197	$19,217	$22,353

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 21% is as follows:

	December 31,
	2018	2017	2016
Income tax provision (benefit) at the statutory U.S. federal rate	$14,803	$(10,296)	$13,218
State income tax provision (benefit), net of federal tax benefit	3,242	(593)	1,904
Nondeductible expenses, net	2,587	3,282	1,410
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	(35)	5,465	(2,133)
Establishment (release) of valuation allowance	(43)	(3,200)	340
U.S. tax on foreign dividends	765	—	5,898
Current/deferred true-up	(1,199)	567	1,226
Tax reform	—	23,732	—
Other, net	1,077	260	490
Total provision for income taxes	$21,197	$19,217	$22,353

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2018	2017
Deferred tax assets attributable to:
Foreign net operating loss carryforwards	$18,259	$31,960
Accrued compensation and employee benefits	15,442	15,809
Deferred compensation	15,587	13,600
Foreign tax credit carryforwards	8,163	8,128
Accrued rent	3,096	3,607
Other accrued expenses	6,290	2,179
Deferred tax assets, before valuation allowance	66,837	75,283
Valuation allowance	(26,460)	(35,624)
Deferred tax assets, after valuation allowance	40,377	39,659
Deferred tax liabilities attributable to:
Goodwill	2,203	306
Taxes provided on unremitted earnings	765	129
Depreciation on property and equipment	2,040	3,216
Other	686	606
Deferred tax liabilities	5,694	4,257
Net deferred tax assets	$34,683	$35,402

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

The valuation allowance decreased from $35.6 million at December 31, 2017 to $26.5 million at December 31, 2018. The valuation allowance at December 31, 2018 was related to foreign net operating loss carryforwards, foreign tax credit carryforwards and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2018, the Company had a net operating loss carryforward of $118.0 million related to its foreign tax filings and $0.1 million related to its U.S. state tax filings. Of the $118.0 million net operating loss carryforward, $59.8 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also has a foreign tax credit carryforward of $8.2 million subject to a valuation allowance of $8.2 million.

At December 31, 2017, the Company had a net operating loss carryforward of $126.0 million related to its foreign tax filings and $0.1 million related to its U.S. state tax filings. Of the $126.0 million net operating loss carryforward, $95.4 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also has a foreign tax credit carryforward of $8.1 million subject to a valuation allowance of $8.1 million.

As of December 31, 2018, the Company had unremitted earnings held in its foreign subsidiaries of approximately $75.5 million, of which the company has provided $0.9 million of tax on $7.2 million of earnings that are intended to be remitted. The Company did not recognize a tax liability for income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely, net of any allowable deductions. An estimate of these taxes, however, is not practicable. A tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of December 31, 2017, the Company had unremitted earnings held in its foreign subsidiaries of approximately $74.1 million, of which the company has provided $1.6 million of tax on $15.7 million of earnings that are intended to be remitted. The Company did not recognize a tax liability for income taxes and foreign withholding taxes related to the unremitted earnings of its foreign operations because the Company intends to reinvest those earnings indefinitely, net of any allowable deductions. An estimate of these taxes, however, is not practicable. A tax liability will be recognized if and when the Company is no longer able to demonstrate that it plans to permanently reinvest unremitted earnings.

As of January 1, 2018, the Company had $0.7 million of unrecognized tax benefits. As of December 31, 2018, the Company had $1.1 million of unrecognized tax benefits of which, if recognized, would be recorded as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2018	2017	2016
Gross unrecognized tax benefits at January 1,	$740	$1,038	$130
Gross increases for tax positions of prior years	608	167	2,146
Gross decreases for tax positions of prior years	—	—	(4)
Settlements	(220)	(465)	(1,234)
Lapse of statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31,	$1,128	$740	$1,038

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2015 through 2017 are subject to examination by the state taxing authorities. The years 2015 and 2017 are subject to examination by the federal taxing authority. There are certain foreign jurisdictions that are subject to examination for years prior to 2014.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next twelve months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2019.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are $0.4 million as of December 31, 2018.

The Global Intangible Low-Taxed Income ("GILTI") provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company became subject to incremental U.S. tax on GILTI income beginning in 2018 due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2018.

The Base Erosion and Anti-Abuse Tax ("BEAT") provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2018.

18.	Segment Information

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports Leadership Consulting and Culture Shaping as one operating segment, Heidrick Consulting. In conjunction with the change in operating segments, the Company modified its corporate cost allocation methodology. Previously reported operating segment results for the twelve months ended December 31, 2017 and 2016, have been recast to conform to the new operating segment structure and corporate cost allocation methodology.

The Company has four operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting business operates globally.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2018	2017	2016
Revenue
Executive Search
Americas	$405,267	$339,793	$313,292
Europe	145,348	125,346	108,754
Asia Pacific	102,276	86,905	85,319
Total Executive Search	652,891	552,044	507,365
Heidrick Consulting	63,132	69,356	75,025
Revenue before reimbursements	716,023	621,400	582,390
Reimbursements	19,632	18,656	18,516
Total revenue	$735,655	$640,056	$600,906

Operating Income (Loss)
Executive Search
Americas (1)	$96,880	$75,337	$71,993
Europe (2)	5,849	13	5,943
Asia Pacific (3)	15,999	537	3,944
Total Executive Search	118,728	75,887	81,880
Heidrick Consulting (4)	(13,619)	(62,368)	(5,322)
Total segments	105,109	13,519	76,558
Global Operations Support (5)	(36,252)	(40,042)	(41,325)
Total operating income (loss)	$68,857	$(26,523)	$35,233

Depreciation and Amortization
Executive Search
Americas	$4,605	$4,794	$3,892
Europe	3,735	3,328	2,478
Asia Pacific	1,646	1,565	1,774
Total Executive Search	9,986	9,687	8,144
Heidrick Consulting	1,577	4,099	6,842
Total segments	11,563	13,786	14,986
Global Operations Support	959	988	1,447
Total depreciation and amortization	$12,522	$14,774	$16,433

Capital Expenditures
Executive Search
Americas	$601	$7,123	$2,221
Europe	3,557	1,460	835
Asia Pacific	440	2,633	3,346
Total Executive Search	4,598	11,216	6,402
Heidrick Consulting	581	1,172	659
Total segments	5,179	12,388	7,061
Global Operations Support	1,006	3,298	1,321
Total capital expenditures	$6,185	$15,686	$8,382

(1)	Operating income for the Americas includes $0.8 million of restructuring charges in 2017.

(2)	Operating income for Europe includes $4.0 million of restructuring charges in 2017.

(3)	Operating income for Asia Pacific includes $2.0 million of restructuring charges in 2017.

(4)	Operating loss for Heidrick Consulting includes $50.7 million of impairment charges and $3.4 million of restructuring charges in 2017.

(5)	Operating loss for Global Operations Support includes $5.5 million of restructuring charges in 2017.

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2018	2017
Current assets
Executive Search
Americas	$255,889	$171,985
Europe	85,355	84,405
Asia Pacific	74,169	55,196
Total Executive Search	415,413	311,586
Heidrick Consulting	34,174	31,116
Total segments	449,587	342,702
Global Operations Support	1,280	1,088
Total allocated current assets	450,867	343,790
Unallocated non-current assets	125,454	122,364
Goodwill and other intangible assets, net
Executive Search
Americas	88,462	88,942
Europe	27,010	22,699
Asia Pacific	8,836	9,409
Total Executive Search	124,308	121,050
Heidrick Consulting	—	—
Total goodwill and other intangible assets, net	124,308	121,050
Total assets	$700,629	$587,204

19.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2024. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding bank guarantees is approximately $2.6 million as of December 31, 2018. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

20.	Commitments and Contingencies

Operating Leases

The Company leases office space in 49 cities in 25 countries. The terms of these office-related leases provide that the Company pay base rent and a share of operating expenses and real estate taxes in excess of defined amounts. These leases expire at various dates through 2026. The Company also leases certain computer equipment and cars, the terms of which are accounted for as operating leases. Rent expense, which includes the base rent, maintenance costs, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2018, 2017 and 2016, was $33.2 million, $32.2 million and $30.8 million, respectively.

Minimum future operating lease payments due in each of the next five years and thereafter are as follows:

2019	$34,456
2020	31,808
2021	27,381
2022	23,445
2023	20,087
Thereafter	14,448
Total	$151,625

The aggregate minimum future payments on office leases are $150.1 million. The Company has contractual arrangements to receive aggregate sublease income of $0.2 million related to certain leases that expire at various dates through 2019. This sublease income primarily relates to properties that were part of prior office consolidations and closings.

Certain leases provide for renewal options and payments of real estate taxes and other occupancy costs. In addition, certain leases contain rent escalation clauses that require additional rental amounts in later years of the term. Rent expense for leases with rent escalation clauses is recognized on a straight-line basis over the minimum lease term.

The Company has an obligation at the end of the lease term to return certain offices to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $2.7 million and $2.9 million of asset retirement obligations as of December 31, 2018 and 2017, respectively, which are recorded within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.

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

PART II (continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit and Finance Committee of the Board of Directors (the “Audit Committee”) of the Company conducted a competitive process to select a firm to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. The Audit Committee invited several firms to participate in this process.

As a result of this process, on June 13, 2018, the Audit Committee appointed RSM US LLP (“RSM”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018. In conjunction with the selection of RSM to serve as the Company’s independent registered public accounting firm, the Audit Committee dismissed KPMG LLP (“KPMG”) from that role effective on June 13, 2018.

KPMG’s audit reports on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2017, and December 31, 2016, did not contain any adverse opinion or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2017, and December 31, 2016, respectively, and the interim period through June 13, 2018, there were (i) no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

(b) Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2018.

The Company’s independent registered public accounting firm, RSM LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, and implemented changes to the relevant business processes, and related control activities within them, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of the Board will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2018, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our 2012 Heidrick & Struggles GlobalShare Program. See Note 14, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	709,563	(1)	$—	1,375,105
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	709,563		$—	1,375,105

(1)
Includes 512,446 restricted stock units and 197,117 performance stock units at their target levels and no options. The performance stock units represent the maximum amount of shares to be awarded at target levels, and accordingly, may overstate expected dilution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in included the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2019 Proxy Statement.

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

10.01
Credit Agreement dated as of June 22, 2011, among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated June 22, 2011, filed on June 27, 2011)

10.02
Amendment and Restatement Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated January 31, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K, dated January 31, 2013)

10.03
Second Amended and Restated Credit Agreement among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent, dated June 30, 2015 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K, dated July 1, 2015)

10.04
Eighth Lease Amendment between 233 S. WACKER LLC and Heidrick & Struggles International, Inc. dated October 1, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 9, 2014)

10.05
Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007 (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 10-K filed on February 28, 2008)

10.06	Employment Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated August 15, 2011, filed August 16, 2011) **

10.07	Amended and Restated Employment Letter Agreement of Stephen Beard dated May 18, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 1, 2011)**

10.08	Employment Agreement of Tracy R. Wolstencroft dated February 2, 2014 (Incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed February 6, 2014)**

10.09	Employment Agreement of Richard W. Greene (Incorporated by reference to Exhibit 99.01 of the Registrant’s Form 8-K filed March 27, 2015) **

10.10	Employment Agreement of Krishnan Rajagopalan dated April 9, 2015 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed April 20, 2015) **

10.11	Restricted Stock Unit Participation Agreement issued to Tracy R. Wolstencroft dated February 3, 2014 (Incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed February 6, 2014)**

10.12	Performance Stock Unit Participation Agreement issued to Tracy R. Wolstencroft dated February 3, 2014 (Incorporated by reference to exhibit 99.3 of the Registrant’s Form 8-K filed February 6, 2014)**

10.13	Employment Agreement of Colin Price dated January 19, 2017 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed January 19, 2017.)**

10.14
Membership Interest Purchase Agreement, dated as of December 31, 2012, among Heidrick & Struggles International, Inc., Senn-Delaney Leadership Consulting Group, LLC and the members of Senn-Delaney Leadership Consulting Group, LLC (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed January 4, 2013).

10.15
Share Purchase Agreement, dated October 1, 2015, by and among Heidrick & Struggles International, Inc. and Heidrick & Struggles (UK) Limited and Sharon Lee Toye, Tammy Ann Mitchell-Fisher, Catherine Elizabeth Powell and Colin Price (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed October 6, 2015).

10.16
Asset Purchase Agreement, dated as of February 9, 2016, by and among Decision Strategies International, Inc., Decision Strategies International (UK) Limited, The Shareholders set forth on Annex I thereto, Paul J. H. Schoemaker, as the Shareholders' Representative, Heidrick & Struggles, Inc., Hedirick & Struggles Leadership Consulting Ltd. and Heidrick & Struggles International, Inc. (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed February 11, 2016).

10.17
Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated, October 25, 2011, filed on October 25, 2011) **

10.18	2007 Heidrick & Struggles GlobalShare Program (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 25, 2011)**

10.19	Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008 (Incorporated by reference to Exhibit 10.20 of the Registrant’s From 10-K filed on February 27, 2009)**

10.20	Form of Non-Qualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.21	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.22	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012)**

10.23	Form of Non-Employee Director Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.19 of the Registrant’s 10-K dated March 14, 2012)**

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

10.26
First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2008, filed on February 27, 2009)**

10.27
Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation Plan - Amended and Restated as of September 30, 2016 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed October 5, 2016.)**

10.28
Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated December 29, 2011, filed on January 5, 2012).**

10.29
Share Purchase Agreement, dated August 4, 2016 for the sale and purchase of the entire issued share capital of JCA Group Limited and the entire partnership interest in JCA Partners LLP by and among JCA Events Limited, the persons listed in Schedule 1 thereto, Heidrick & Struggles (UK) Limited, and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed August 4, 2016.)

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

10.32
Business Protection Agreement by and between Heidrick & Struggles (UK) Limited and Mr. Colin Price dated January 18, 2016 (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed January 19, 2017.)**

10.33	Amended and Restated 2012 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement dated April 18, 2014)**

10.34
Earn Out Buyout Agreement between Tammy Ann Mitchell-Fisher, Catherine Elizabeth Powell, Colin Price, Sharon Lee Toye, Heidrick & Struggles (UK) Limited, and heidrick & Struggles International, Inc. dated June 14, 2017 (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed June 20, 2017)

10.35	Employment Agreement of Krishnan Rajagopalan dated September 21, 2017 (Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed September 21, 2017)**

10.36	Agreement Regarding Equity Awards of Tracy R. Wolstencroft dated September 21, 2017 (Incorporate by reference to Exhibit 99.2 of the Registrant's Form 8-K filed September 21, 2017)

10.37	Share Purchase Agreement, dated September 19, 2017 between Porma APS and Heidrick & Struggles, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed September 28, 2017)

10.38
Memorandum of Clarification relating to the Share Purchase Agreement among Hedirick & Struggles International, Inc., Heidrick & Struggles (UK) Limited, JCA Events Limited, and the persons listed on Schedule 1 thereto made on August 4, 2016 (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed November 15, 2017)

10.39
Separation Agreement by and between Heidrick & Struggles International, Inc. and Stephen W. Beard dated January 4, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed January 5, 2018)

10.40
Separation Agreement by and between Heidrick & Struggles International, Inc. and Michael Marino dated December 31, 2017 (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed January 5, 2018)

10.41
Employment Agreement between Heidrick & Struggles International, Inc. and Kamau Coar dated January 4, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed January 10, 2018)**

10.42
Employment Agreement between Heidrick & Struggles International, Inc. Andrew LeSueur dated January 9, 2018 (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed January 10, 2018)**

10.43
Heidrick & Struggles International, Inc. Management Severance Pay Plan as amended and restated effective December 31, 2017 (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed January 10, 2018)

10.44
Employment Agreement between Heidrick & Struggles International, Inc. and Mark Harris dated March 19, 2018 (Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed March 21, 2018)**

10.45	Letter of KPMG LLP dated June 15, 2018 to the SEC (Incorporated by reference to Exhibit 16.1 of the Registrant's Form 8-K filed June 15, 2018)

10.46	Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (Incorporated by reference to Annex A in the Registrant's Schedule 14A filed May 11, 2018)

10.47
Credit Agreement dated as of October 26, 2018 among Heidrick & Struggles International, Inc., the foreign subsidiary borrowers hereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent and HSBC Bank USA, national Association, as Documentation Agent (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed October 29, 2018)

10.48	Form of Phantom Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed October 29, 2018)**

10.49
Employment Agreement between Heidrick & Struggles International, Inc. and Sarah Payne dated December 5, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed December 6, 2018)**

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm - RSM LLP

*23.02	Consent of Independent Registered Public Accounting Firm - KPMG LLP

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**    Denotes a management contract or compensatory plan or arrangement.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/s/ Stephen A. Bondi
By:	Stephen A. Bondi
Title:	Vice President, Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2019.

Signature	Title

/s/ Krishnan Rajagopalan	Chief Executive Officer & Director
Krishnan Rajagopalan (Principal Executive Officer)

/s/ Mark R. Harris	Executive Vice President, Chief Financial Officer
Mark R. Harris (Principal Financial Officer)

/s/ Stephen A. Bondi	Vice President, Controller
Stephen A. Bondi (Principal Accounting Officer)

/s/ Elizabeth L. Axelrod	Director
Elizabeth L. Axelrod

/s/ Clare M. Chapman	Director
Clare M. Chapman

/s/ Gary E. Knell	Director
Gary E. Knell

/s/ Lyle Logan	Director
Lyle Logan

/s/ T. Willem Mesdag	Director
T. Willem Mesdag

/s/ Adam Warby	Director
Adam Warby

/s/ Tracy R. Wolstencroft	Director
Tracy R. Wolstencroft

/s/ Stacey Rauch	Director
Stacey Rauch