Form 10-Q
period 2019-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2019-04-29
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

As of April 26, 2019, there were 19,118,028 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Current assets
Cash and cash equivalents	$114,414	$279,906
Accounts receivable, net	135,156	114,977
Prepaid expenses	26,179	22,766
Other current assets	29,228	29,598
Income taxes recoverable	4,952	3,620
Total current assets	309,929	450,867

Non-current assets
Property and equipment, net	32,292	33,871
Operating lease right-of-use assets	109,780	—
Assets designated for retirement and pension plans	14,707	15,035
Investments	22,781	19,442
Other non-current assets	23,784	22,276
Goodwill	122,548	122,092
Other intangible assets, net	1,975	2,216
Deferred income taxes	34,186	34,830
Total non-current assets	362,053	249,762

Total assets	$671,982	$700,629

Current liabilities
Accounts payable	$9,229	$9,166
Accrued salaries and employee benefits	95,330	227,653
Deferred revenue	39,157	40,673
Operating lease liabilities - current	32,213	—
Other current liabilities	28,578	33,219
Income taxes payable	12,112	8,240
Total current liabilities	216,619	318,951

Non-current liabilities
Accrued salaries and employee benefits	44,821	57,234
Retirement and pension plans	42,744	39,865
Operating lease liabilities - non-current	90,208	—
Other non-current liabilities	4,171	17,423
Total non-current liabilities	181,944	114,522

Total liabilities	398,563	433,473

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,113,630 and 18,954,275 shares outstanding at March 31, 2019 and December 31, 2018, respectively	196	196
Treasury stock at cost, 472,147 and 631,502 shares at March 31, 2019 and December 31, 2018, respectively	(15,143)	(20,298)
Additional paid in capital	218,783	227,147
Retained earnings	65,201	56,049
Accumulated other comprehensive income	4,382	4,062
Total stockholders’ equity	273,419	267,156

Total liabilities and stockholders’ equity	$671,982	$700,629
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Revenue before reimbursements (net revenue)	$171,594	$160,071
Reimbursements	4,680	4,587
Total revenue	176,274	164,658

Operating expenses
Salaries and employee benefits	120,818	111,409
General and administrative expenses	34,385	35,541
Reimbursed expenses	4,680	4,587
Total operating expenses	159,883	151,537

Operating income	16,391	13,121

Non-operating income (expense)
Interest, net	808	239
Other, net	1,643	(448)
Net non-operating income (expense)	2,451	(209)

Income before income taxes	18,842	12,912

Provision for income taxes	6,755	2,744

Net income	12,087	10,168

Other comprehensive income, net of tax
Foreign currency translation adjustment	320	1,590
Other comprehensive income, net of tax	320	1,590

Comprehensive income	$12,407	$11,758

Basic weighted average common shares outstanding	19,003	18,826
Dilutive common shares	501	495
Diluted weighted average common shares outstanding	19,504	19,321

Basic net income per common share	$0.64	$0.54
Diluted net income per common share	$0.62	$0.53
Cash dividends paid per share	$0.15	$0.13

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	19,586	$196	632	$(20,298)	$227,147	$56,049	$4,062	$267,156
Net income	—	—	—	—	—	12,087	—	12,087
Other comprehensive income, net of tax	—	—	—	—	—	—	320	320
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Vesting of equity, net of tax withholdings	—	—	(160)	5,155	(9,707)	—	—	(4,552)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,848)	—	(2,848)
Dividend equivalents on restricted stock units	—	—	—	—	—	(87)	—	(87)
Balance at March 31, 2019	19,586	$196	472	$(15,143)	$218,783	$65,201	$4,382	$273,419

					Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	19,586	$196	805	$(26,096)	$226,006	$(716)	$13,315	$212,705
Net income	—	—	—	—	—	10,168	—	10,168
Adoption of accounting standards	—	—	—	—	—	15,043	(6,089)	8,954
Other comprehensive income, net of tax	—	—	—	—	—	—	1,590	1,590
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,776	—	—	1,776
Vesting of equity, net of tax withholdings	—	—	(138)	4,614	(6,847)	—	—	(2,233)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,460)	—	(2,460)
Dividend equivalents on restricted stock units	—	—	—	—	—	(11)	—	(11)
Balance at March 31, 2018	19,586	196	667	(21,482)	220,935	22,024	8,816	230,489

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows - operating activities
Net income	$12,087	$10,168
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,734	3,184
Deferred income taxes	336	(98)
Stock-based compensation expense	1,343	1,776
Accretion expense related to earnout payments	160	364
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(20,167)	(32,024)
Accounts payable	99	(871)
Accrued expenses	(146,222)	(105,644)
Restructuring accrual	(681)	(5,642)
Deferred revenue	(1,586)	(1,772)
Income taxes payable, net	2,496	503
Retirement and pension plan assets and liabilities	1,550	1,632
Prepaid expenses	(6,499)	(6,806)
Other assets and liabilities, net	(923)	(2,276)
Net cash used in operating activities	(155,273)	(137,506)

Cash flows - investing activities
Acquisition of business	—	(3,210)
Capital expenditures	(898)	(1,182)
Purchases of available-for-sale investments	(1,678)	(1,748)
Proceeds from sales of available-for-sale investments	113	145
Net cash used in investing activities	(2,463)	(5,995)

Cash flows - financing activities
Proceeds from line of credit	—	20,000
Payments on line of credit	—	(8,000)
Cash dividends paid	(2,935)	(2,471)
Payment of employee tax withholdings on equity transactions	(4,552)	(2,233)
Acquisition earnout payments	(407)	—
Net cash (used in) provided by financing activities	(7,894)	7,296

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	130	2,038

Net decrease in cash, cash equivalents and restricted cash	(165,500)	(134,167)
Cash, cash equivalents and restricted cash at beginning of period	280,262	208,162
Cash, cash equivalents and restricted cash at end of period	$114,762	$73,995
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue Recognition

See Note 3, Revenue.

Restricted Cash

The Company has lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, in the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of March 31, 2019 and 2018, and December 31, 2018 and 2017:

	March 31,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$114,414	$73,358	$279,906	$207,534
Restricted cash included within other current assets	106	533	108	526
Restricted cash included within other non-current assets	242	104	248	102
Total cash, cash equivalents and restricted cash	$114,762	$73,995	$280,262	$208,162

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Net income	$12,087	$10,168
Weighted average shares outstanding:
Basic	19,003	18,826
Effect of dilutive securities:
Restricted stock units	319	346
Performance stock units	182	149
Diluted	19,504	19,321
Basic earnings per share	$0.64	$0.54
Diluted earnings per share	$0.62	$0.53

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating Lease Right-of-Use Assets, Operating Lease Liabilities - Current and Operating Lease Liabilities - Non-Current in our Condensed Consolidated Balance Sheets. The Company does not have any leases that meet the finance lease criteria.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset also includes any lease payments made in advance and any accrued rent expense balances. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. For office leases, we account for the lease and non-lease components as a single lease component. For equipment leases, such as vehicles and office equipment, we account for the lease and non-lease components separately.

Recently Adopted Financial Accounting Standards

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases). The guidance is intended to increase transparency and comparability among companies for leasing transactions, including a requirement for companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases. The guidance also provides for disclosures that allow the users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the guidance on January 1, 2019 using the modified retrospective method without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with ASC 840 - Leases. The Company utilized the available practical expedient that allowed for the Company to not reassess whether existing contracts contain a lease under the new definition of a lease, lease classification for existing leases and whether previously capitalized initial direct costs would qualify for capitalization under the new guidance.

The adoption of this guidance had a material impact on the Condensed Consolidated Balance Sheet as of March 31, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing prepaid and accrued rent balances from other line items within the Condensed Consolidated Balance Sheet. The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. The adoption had no impact on the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2019.

Additional information and disclosures required by the new standard are contained in Note 6, Leases.

On January 1, 2019, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income, which is intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The adoption of this guidance did not have an impact on the Company's consolidated financial statements for the three months ended March 31, 2019.

3.	Revenue

Executive Search

Revenue is recognized as we satisfy our performance obligations by transferring a good or service to a client. Generally, each of our executive search contracts contains one performance obligation which is the process of identifying potentially qualified candidates for a specific client position. In most contracts, the transaction price includes both fixed and variable consideration. Fixed compensation is comprised of a retainer, equal to approximately one-third of the estimated first year compensation for the position to be filled, and indirect expenses, equal to a specified percentage of the retainer, as defined in the contract. The Company generally bills its clients for its retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract. If actual compensation of a placed candidate exceeds the original compensation estimate, the Company is often authorized to bill the client for one-third of the excess compensation. The Company refers to this additional billing as uptick revenue. In most contracts, variable consideration is comprised of uptick revenue and direct expenses. The Company bills its clients for uptick revenue upon completion of the executive search, and direct expenses are billed as incurred.

The Company estimates uptick revenue at contract inception, based on a portfolio approach, utilizing the expected value method based on a historical analysis of uptick revenue realized in the Company’s geographic regions and industry practices, and initially records a contract’s uptick revenue in an amount that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Differences between the estimated and actual amounts of variable consideration are recorded when known. The Company does not estimate revenue for direct expenses as it is not materially different than recognizing revenue as direct expenses are incurred.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances during the period:

	December 31, 2018	March 31, 2019	Change
Contract assets
Unbilled receivables	$8,684	$7,502	$(1,182)
Contract assets	15,291	15,824	533

Contract liabilities
Deferred revenue	$40,673	$39,157	$(1,516)

During the three months ended March 31, 2019, we recognized revenue of $26.4 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the three months ended March 31, 2019, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $8.2 million.

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

4.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2018	$3,502
Provision charged to income	882
Write-offs, net of recoveries	(426)
Foreign currency translation	8
Balance at March 31, 2019	$3,966

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2019	December 31, 2018
Leasehold improvements	$47,180	$48,455
Office furniture, fixtures and equipment	17,560	17,919
Computer equipment and software	27,435	27,063
Property and equipment, gross	92,175	93,437
Accumulated depreciation	(59,883)	(59,566)
Property and equipment, net	$32,292	$33,871

Depreciation expense for the three months ended March 31, 2019 and 2018 was $2.5 million and $2.8 million, respectively.

6.	Leases

The Company's lease portfolio is comprised of operating leases for office space and equipment. The majority of the Company's leases include both lease and non-lease components, which the Company accounts for differently depending on the underlying class of asset. Certain of the Company's leases include one or more options to renew or terminate the lease at the Company's discretion. Generally, the renewal and termination options are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in our lease term.

As most of the Company's leases do not provide an implicit interest rate, the Company utilizes its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company has a centrally managed treasury function; therefore, a portfolio approach is applied in determining the incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment.

Office leases have remaining lease terms that range from less than one year to 7.5 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.5 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income were as follows:

Three Months Ended March 31, 2019
Operating lease cost	$6,573
Variable lease cost	1,857
Total lease cost	$8,430

Supplemental cash flow information related to the Company's operating leases is as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,481
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,726

The weighted average remaining lease term and weighted average discount rate for our operating leases as of March 31, 2019 is as follows:

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	4.9 years
Weighted Average Discount Rate
Operating leases	3.97%

The future maturities of the Company's operating lease liabilities as of March 31, 2019, for the years ended December 31 is as follows:

Operating Lease Maturity
2019	$22,219
2020	30,822
2021	26,032
2022	22,230
2023	19,285
Thereafter	14,385
Total lease payments	134,973
Less: Interest	(12,552)
Present value of lease liabilities	$122,421

As of March 31, 2019, the Company has one additional office operating lease that will commence in April 2019 with a lease term of five years. The estimated lease liability on the commencement date of the lease is $1.4 million.

7.	Investments

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 8, Fair Value Measurements). The fair value for these investments was $22.8 million and $19.4 million as of March 31, 2019 and December 31, 2018, respectively. The aggregate cost basis for these investments was $16.2 million and $14.6 million as of March 31, 2019 and December 31, 2018, respectively.

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

The following tables provide a summary of the fair value measurements at March 31, 2019, and December 31, 2018, for each major category of assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at March 31, 2019
U.S. non-qualified deferred compensation plan	$22,781	$—	$—	$22,781
Assets designated for retirement and pension plans	—	16,026	—	16,026
Pension benefit obligation	—	(20,452)	—	(20,452)
Acquisition earnout accruals	—	—	(6,166)	(6,166)
	$22,781	$(4,426)	$(6,166)	$12,189

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance at December 31, 2018
U.S. non-qualified deferred compensation plan	$19,442	$—	$—	$19,442
Assets designated for retirement and pension plans	—	16,384	—	16,384
Pension benefit obligation	—	(20,908)	—	(20,908)
Acquisition earnout accruals	—	—	(6,627)	(6,627)
	$19,442	$(4,524)	$(6,627)	$8,291

The Level 2 assets above are reinsurance contracts fair valued in accordance with BaFin - German Federal Financial Supervisory Authority guidelines, which utilize observable inputs including mortality tables and discount rates. The Level 3 liabilities include accruals for future earnout payments related to prior acquisitions, the values of which are determined based on discounted cash flow models. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at March 31, 2019, and December 31, 2018, based upon the short-term nature of the assets and liabilities.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets and liabilities for the three months ended March 31, 2019:

Acquisition Earnout Accruals
Balance at December 31, 2018	$(6,627)
Earnout accretion	(160)
Earnout payments	553
Foreign currency translation	68
Balance at March 31, 2019	$(6,166)

9.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	March 31, 2019	December 31, 2018
Executive Search
Americas	$88,480	$88,410
Europe	25,240	24,924
Asia Pacific	8,828	8,758
Total Executive Search	122,548	122,092
Heidrick Consulting	36,257	36,257
Goodwill, gross	158,805	158,349
Accumulated impairment	(36,257)	(36,257)
Goodwill, net	$122,548	$122,092

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2019, are as follows:

	Executive Search			Heidrick Consulting
	Americas	Europe	Asia Pacific		Total
Gross goodwill at December 31, 2018	$88,410	$24,924	$8,758	$36,257	$158,349
Accumulated impairment	—	—	—	(36,257)	(36,257)
Net goodwill at December 31, 2018	88,410	24,924	8,758	—	122,092
Foreign currency translation	70	316	70	—	456
Net goodwill at March 31, 2019	$88,480	$25,240	$8,828	$—	$122,548

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2019	December 31, 2018
Executive Search
Americas	$31	$52
Europe	1,867	2,086
Asia Pacific	77	78
Total Executive Search	1,975	2,216
Heidrick Consulting	—	—
Total other intangible assets, net	$1,975	$2,216

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	March 31, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.7	$15,971	$(13,996)	$1,975	$15,910	$(13,694)	$2,216
Total intangible assets	6.7	$15,971	$(13,996)	$1,975	$15,910	$(13,694)	$2,216

Intangible asset amortization expense for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.4 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of March 31, 2019, for the years ended December 31 is as follows:

Estimated Future Amortization
2019	$608
2020	529
2021	356
2022	241
2023	146
Thereafter	95
Total	$1,975

10.	Other Current Assets and Liabilities and Non-Current Liabilities

The components of other current assets are as follows:

	March 31, 2019	December 31, 2018
Contract assets	$23,326	$23,975
Other	5,902	5,623
Total other current assets	$29,228	$29,598

The components of other current liabilities are as follows:

	March 31, 2019	December 31, 2018
Restructuring charges	$599	$1,286
Other	27,979	31,933
Total other current liabilities	$28,578	$33,219

The components of other non-current liabilities are as follows:

	March 31, 2019	December 31, 2018
Premise related costs	$2,435	$15,473
Other	1,736	1,950
Total other non-current liabilities	$4,171	$17,423

11.	Line of Credit

On October 26, 2018, the Company entered into a new Credit Agreement (the "2018 Credit Agreement") to replace the Second Amended and Restated Credit Agreement (the "Restated Credit Agreement") executed on June 30, 2015. The 2018 Credit Agreement provides the Company with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit, and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature. The 2018 Credit Agreement will mature in October 2023. Borrowings under the 2018 Credit Agreement bear interest at the Company's election of the Alternate Base Rate (as defined in the 2018 Credit Agreement) or Adjusted LIBOR (as defined in the 2018 Credit Agreement) plus a spread as determined by the Company's leverage ratio.

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

Before October 26, 2018, the Company was party to the Restated Credit Agreement, which was executed on June 30, 2015. The Restated Credit Agreement provided a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which included a sublimit of $25 million for letters of credit, and a $50 million expansion feature (the “Replacement Facility”). Borrowings under the Restated Credit Agreement bore interest at the Company's election of the existing Alternate Base Rate (as defined in the Restated Credit Agreement) or Adjusted LIBOR Rate (as defined in the Restated Credit Agreement) plus a spread as determined by the Company's leverage ratio.

During the three months ended March 31, 2018, the Company borrowed $20 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. The Company subsequently repaid $8 million during the three months ended March 31, 2018 and $12 million during the three months ended June 30, 2018.

As of March 31, 2019 and December 31, 2018, the Company had no outstanding borrowings under either the 2018 Credit Agreement or the Restated Credit Agreement. The Company was in compliance with the financial and other covenants under both facilities and no event of default existed.

12.	Stock-Based Compensation

The Company’s Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (the “2012 Program”) provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors. The 2012 Program originally authorized 1,300,000 shares of Common Stock for issuance pursuant to awards under the plan.

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. On May 24, 2018, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 850,000 shares. As of March 31, 2019, 2,309,363 awards have been issued under the 2012 Program and 1,215,606 shares remain available for future awards, including 674,969 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2028.
The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2019	2018
Salaries and employee benefits (1)	$1,671	$1,776
Income tax benefit related to stock-based compensation included in net income	441	470

(1) Includes $0.3 million of expense related to cash settled restricted stock units for the three months ended March 31, 2019.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. Beginning in 2018, a portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the three months ended March 31, 2019 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2018	512,446	$28.83
Granted	94,798	40.77
Vested and converted to common stock	(172,896)	23.94
Forfeited	—	—
Outstanding on March 31, 2019	434,348	$33.39

As of March 31, 2019, there was $8.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

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

During the three months ended March 31, 2019, performance stock units were granted to certain employees of the Company and are subject to a cliff vesting period of three years and certain other performance conditions. Half of award is based on the achievement of certain operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards based on total shareholder return was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Performance stock unit activity for the three months ended March 31, 2019 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2018	197,117	$27.58
Granted	64,701	37.62
Vested and converted to common stock	(99,219)	25.04
Forfeited	—	—
Outstanding on March 31, 2019	162,599	$33.13

As of March 31, 2019, there was $3.7 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.5 years.

Phantom Stock Units

Phantom stock units are grants of phantom stock with respect to shares of the Company's common stock that are settled in cash and are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

Phantom stock units were granted to certain employees of the Company and are subject to vesting over a period of four years and certain other conditions, including continued service to the Company. As a result of the cash-settlement feature of the awards, the Company considers the awards to be liability awards, which are measured at fair value at each reporting date and the vested portion of the award is recognized as a liability to the extent that the service condition is deemed probable. The fair value of the phantom stock awards on the balance sheet date, was determined using the closing share price of the Company's common stock on that date.

The Company recorded phantom stock based compensation expense of $0.3 million during the three months ended March 31, 2019.

Phantom stock unit activity for the three months ended March 31, 2019 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2018	111,673
Granted	—
Vested and converted to common stock	—
Forfeited	—
Outstanding on March 31, 2019	111,673

As of March 31, 2019, there was $2.2 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.3 years.

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

Changes to the accrual for restructuring charges for the three months ended March 31, 2019, are as follows:

	Employee Related	Other	Total
Outstanding on December 31, 2018	$1,269	$17	$1,286
Cash payments	(689)	—	(689)
Other	5	—	5
Exchange rate fluctuations	(3)	—	(3)
Outstanding on March 31, 2019	$582	$17	$599

14.	Income Taxes

The Company reported income before taxes of $18.8 million and an income tax provision of $6.8 million for the three months ended March 31, 2019. The Company reported income before taxes of $12.9 million and an income tax provision of $2.7 million for the three months ended March 31, 2018. The effective tax rates for the three months ended March 31, 2019 and 2018, were

35.9% and 21.3%, respectively. The effective tax rate for the three months ended March 31, 2019 was impacted by one-time items and the mix of income. The effective tax rate for the three months ended March 31, 2018 was impacted by one-time items.

The Company estimates that its effective tax rate for the year ended December 31, 2019, will be between 33% and 36%. The full year effective rate for 2019 is primarily the result of one-time items and the mix of income.

15.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2019 is summarized below:

	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2018	$5,258	$(1,196)	$4,062
Other comprehensive income before classification, net of tax	320	—	320
Amount reclassified from AOCI	—	—	—
Net current period other comprehensive income	320	—	320
Balance at March 31, 2019	$5,578	$(1,196)	$4,382

16.	Segment Information

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended March 31,
	2019	2018
Revenue
Executive Search
Americas	$99,305	$86,303
Europe	33,553	35,681
Asia Pacific	25,447	23,848
Total Executive Search	158,305	145,832
Heidrick Consulting	13,289	14,239
Revenue before reimbursements (net revenue)	171,594	160,071
Reimbursements	4,680	4,587
Total revenue	$176,274	$164,658

	Three Months Ended March 31,
	2019	2018
Operating income (loss)
Executive Search
Americas	$22,449	$20,635
Europe	2,165	3,254
Asia Pacific	4,906	4,303
Total Executive Search	29,520	28,192
Heidrick Consulting	(4,827)	(5,230)
Total segment operating income	24,693	22,962
Global Operations Support	(8,302)	(9,841)
Total operating income	$16,391	$13,121

17.	Guarantees

The Company has issued cash collateralized bank guarantees and letter of credit-backed bank guarantees supporting certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The bank guarantees were made to secure the respective agreements and are for the terms of the agreements, which extend through 2024. For each bank guarantee issued, the Company would have to perform under the guarantee if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding guarantees is approximately $2.8 million as of March 31, 2019. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue may be affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2018, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. We are a leadership advisory firm providing executive search and consulting services. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. In addition to executive search, our consulting services include executive leadership assessment, leadership, team and board development, succession planning, talent strategy, people performance, inter-team collaboration, culture shaping and organizational transformation. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per engagement, enhanced brand visibility and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

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

The executive search industry is highly fragmented, consisting of several thousand executive search firms worldwide. Executive search firms are generally separated into two broad categories: retained search and contingency search. Our executive search services are provided on a retained basis. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates. Retained executive search firms generally are compensated for their services regardless of whether the client employs a candidate identified by the search firm and are generally retained on an exclusive basis.

For each assignment, we enter into a contract with our client that outlines the general terms and conditions of the assignment. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, executive search firms often are authorized to bill the client for one-third of the excess. We refer to this excess compensation billing as uptick revenue. We also bill our clients for indirect expenses, which are calculated as a percentage of the retainer with certain dollar limits per search. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers, an estimate of uptick revenue and indirect expenses billed to clients. We generally bill our clients for our retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client's acceptance of the contract with uptick revenue billed upon the completion of the engagement.

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

Revenue is driven by market conditions and a combination of the number of executive search engagements and consulting engagements and the average revenue per search or engagement. With the exception of compensation expense, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating margins.

The number of consultants, confirmation trends, number of searches or engagements completed, productivity levels and the average revenue per search or engagement will vary from quarter to quarter, affecting net revenue and operating margin.

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

Second Quarter 2019 Outlook

We are currently forecasting 2019 second quarter net revenue of between $172 million and $182 million. Our 2019 second quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in March 2019.

Our 2019 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2018 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2019	2018
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	2.7	2.9
Total revenue	102.7	102.9

Operating expenses
Salaries and employee benefits	70.4	69.6
General and administrative expenses	20.0	22.2
Reimbursed expenses	2.7	2.9
Total operating expenses	93.2	94.7

Operating income	9.6	8.2

Non-operating income (expense)
Interest, net	0.5	0.1
Other, net	1.0	(0.3)
Net non-operating income (expense)	1.4	(0.1)

Income before income taxes	11.0	8.1

Provision for income taxes	3.9	1.7

Net income	7.0%	6.4%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 16, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
Executive Search
Americas	$99,305	$86,303
Europe	33,553	35,681
Asia Pacific	25,447	23,848
Total Executive Search	158,305	145,832
Heidrick Consulting	13,289	14,239
Revenue before reimbursements (net revenue)	171,594	160,071
Reimbursements	4,680	4,587
Total revenue	$176,274	$164,658

	Three Months Ended March 31,
	2019	2018
Operating income (loss)
Executive Search
Americas	$22,449	$20,635
Europe	2,165	3,254
Asia Pacific	4,906	4,303
Total Executive Search	29,520	28,192
Heidrick Consulting	(4,827)	(5,230)
Total segment operating income	24,693	22,962
Global Operations Support	(8,302)	(9,841)
Total operating income	$16,391	$13,121

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Total revenue. Consolidated total revenue increased $11.6 million, or 7.1%, to $176.3 million for the three months ended March 31, 2019, from $164.7 million for the three months March 31, 2018. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $11.5 million, or 7.2%, to $171.6 million for the three months ended March 31, 2019 from $160.1 million for the three months ended March 31, 2018. Foreign exchange rate fluctuations negatively impacted results by $4.4 million, or 2.5%. Executive Search net revenue was $158.3 million for the three months ended March 31, 2019, an increase of $12.5 million compared to the three months ended March 31, 2018. The increase in Executive Search net revenue was the result of growth in the Americas and Asia Pacific, partially offset by a decline in revenue in Europe. Heidrick Consulting net revenue decreased $1.0 million, or 6.7%, to $13.3 million for the three months ended March 31, 2019, from $14.2 million for the three months ended March 31, 2018. The decrease in Heidrick Consulting net revenue is primarily due to a decrease in average revenue per consulting engagement.

The number of Executive Search and Heidrick Consulting consultants was 370 and 67, respectively, as of March 31, 2019, compared to 349 and 68, respectively, as of March 31, 2018. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.7 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. The number of confirmed searches increased 1.4% compared to 2018. The average revenue per executive search increased to $123,700 for the three months ended March 31, 2019, compared to $115,600 for the three months ended March 31, 2018.

Salaries and employee benefits. Consolidated salaries and employee benefits expense increased $9.4 million, or 8.4%, to $120.8 million for the three months ended March 31, 2019 from $111.4 million for the three months ended March 31, 2018. The increase was due to higher fixed compensation of $4.5 million and higher variable compensation of $4.9 million. Fixed compensation increased primarily due to talent acquisition and retention costs, deferred compensation plan expenses due to participant contributions and market fluctuations, and stock compensation, partially offset by decreases in base salaries and payroll taxes, and retirement and benefits. Variable compensation increased primarily due to improved productivity in Executive Search. Foreign exchange rate fluctuations positively impacted results by $3.1 million, or 2.5%.

For the three months ended March 31, 2019, we had an average of 1,620 employees compared to an average of 1,645 employees for the three months ended March 31, 2018.

As a percentage of net revenue, salaries and employee benefits expense was 70.4% for the three months ended March 31, 2019, compared to 69.6% for the three months ended March 31, 2018.

General and administrative expenses. Consolidated general and administrative expenses decreased $1.2 million, or 3.3%, to $34.4 million for the three months ended March 31, 2019, from $35.5 million for the three months ended March 31, 2018. The decrease is primarily due to lower professional fees and information technology costs, partially offset by increases in taxes and licenses, and the use of external third-party consultants by Heidrick Consulting. Foreign exchange rate fluctuations positively impacted results by $0.9 million, or 2.5%.

As a percentage of net revenue, general and administrative expenses were 20.0% for the three months ended March 31, 2019, compared to 22.2% for the three months ended March 31, 2018.

Operating income. Consolidated operating income was $16.4 million for the three months ended March 31, 2019, compared to $13.1 million for the three months ended March 31, 2018. Foreign exchange rate fluctuations negatively impacted operating income by $0.5 million, or 2.9%.

Net non-operating income (expense). Net non-operating income was $2.5 million for the three months ended March 31, 2019, compared to $0.2 million of expense for the three months ended March 31, 2018.

Interest, net, was $0.8 million of income for the three months ended March 31, 2019, and $0.2 million of income for the three months ended March 31, 2018. The increase was primarily due to interest earned on short-term investments.

Other, net, was income of $1.6 million and expense of $0.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase was the result of realized and unrealized gains on the deferred compensation plan assets.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $99.3 million for the three months ended March 31, 2019, an increase of 15.1% from $86.3 million for the three months ended March 31, 2018. The increase in net revenue was driven by a 4.6% increase in the number of executive search confirmations coupled with an increase in average revenue per executive search. All industry practice groups contributed to net revenue growth. There were 191 Partner and Principal consultants as of March 31, 2019, compared to 169 as of March 31, 2018.

Salaries and employee benefits expense increased $10.4 million, or 19.2%, compared to the three months ended March 31, 2018. Fixed compensation increased $6.3 million, primarily due to talent acquisition and retention costs, deferred compensation plan expenses due to participant contributions and market fluctuations, base salaries and payroll taxes, and retirement and benefits. Variable compensation increased $4.1 million primarily due to higher bonus accruals as a result of increased consultant productivity.

General and administrative expenses increased $0.8 million, or 7.0%, compared to the three months ended March 31, 2018, primarily due to taxes and licenses, and other operating expenses, partially offset by a decrease in professional services.

Operating income was $22.4 million for the three months ended March 31, 2019, an increase of $1.8 million compared to $20.6 million for the three months ended March 31, 2018.

Europe

Europe reported net revenue of $33.6 million for the three months ended March 31, 2019, a decrease of 6.0% from $35.7 million for the three months ended March 31, 2018. The decrease in net revenue was due to a decrease in average revenue per executive search. The Global Technology and Services and Industrial practice groups contributed to net revenue growth. Foreign exchange rate fluctuations negatively impacted results by $2.6 million, or 7.2%. There were 105 Partner and Principal consultants as of March 31, 2019, compared to 101 as of March 31, 2018.

Salaries and employee benefits expense decreased $0.3 million, or 1.3%, compared to the three months ended March 31, 2018. Fixed compensation decreased $0.8 million for the three months ended March 31, 2019. The decrease in fixed compensation was primarily due to base salaries and payroll taxes, and retirement and benefits, partially offset by increases in talent acquisition and retention costs, and separation. Variable compensation increased $0.5 million due to higher bonus accruals.

General and administrative expense decreased $0.7 million, or 8.4%, compared to the three months ended March 31, 2018, primarily due to a reduction in bad debt expense, intangible asset amortization, and earnout accretion, partially offset by an increase in internal travel.

The Europe segment reported operating income of $2.2 million for the three months ended March 31, 2019, a decrease of $1.1 million compared to $3.3 million for the three months ended March 31, 2018.

Asia Pacific

Asia Pacific reported net revenue of $25.4 million for the three months ended March 31, 2019, an increase of 6.7% compared to $23.8 million for the three months ended March 31, 2018. The increase in net revenue was due to an increase in average revenue per executive search. All industry practice groups contributed to net revenue growth with the exception of the Global Technology and Services practice group. Foreign exchange rate fluctuations negatively impacted results by $1.2 million, or 4.6%. There were 74 Partner and Principal consultants as of March 31, 2019, compared to 79 as of March 31, 2018.

Salaries and employee benefits expense increased $0.8 million, or 5.2%, compared to the three months ended March 31, 2018. Fixed compensation decreased $1.1 million due to decreases in base salaries and payroll taxes, retirement and benefits, and talent acquisition and retention costs. Variable compensation increased $1.9 million due to higher bonus accruals as a result of increased consultant productivity.

General and administrative expenses increased $0.2 million, or 4.8%, compared to the three months March 31, 2018, primarily due to increases in bad debt expense, internal travel, and taxes and licenses, partially offset by lower office occupancy.

The Asia Pacific segment reported operating income of $4.9 million for the three months ended March 31, 2019, an increase of $0.6 million compared to the three months ended March 31, 2018.

Heidrick Consulting

Heidrick Consulting reported net revenue of $13.3 million for the three months ended March 31, 2019, a decrease of 6.7% compared to $14.2 million for the three months ended March 31, 2018. The decline in revenue is primarily due to a decrease in average revenue per consulting engagement. Foreign exchange rate fluctuations negatively impacted results by $0.3 million, or 2.3%. There were 67 Heidrick Consulting Partner and Principal consultants at March 31, 2019, compared to 68 at March 31, 2018.

Salaries and employee benefits expense decreased $0.4 million, or 3.0%, compared to the three months ended March 31, 2018. Fixed compensation increased $1.2 million due to an increase in talent acquisition and retention costs, and retirement and benefits. Variable compensation decreased $1.6 million due to lower bonus accruals as a result of lower consultant productivity.

General and administrative expenses decreased $1.0 million, or 14.8%, compared to the three months ended March 31, 2018, primarily due to a reduction in intangible amortization, earnout accretion and information technology costs, partially offset by an increase in the use of external third-party consultants.

The Heidrick Consulting segment reported an operating loss of $4.8 million for the three months ended March 31, 2019, an improvement of $0.4 million compared to an operating loss of $5.2 million for the three months ended March 31, 2018.

Global Operations Support

Global Operations Support expenses for the three months ended March 31, 2019, decreased $1.5 million, or 15.6%, to $8.3 million from $9.8 million for the three months ended March 31, 2018.

Salaries and employee benefits expense decreased $1.1 million, or 19.1%, due to decreases in stock compensation and separation.

General and administrative expenses decreased $0.5 million, or 11.1%, primarily due to lower professional fees and internal travel, partially offset by an in increase taxes and licenses.
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

Lines of credit. On October 26, 2018, we entered into a new Credit Agreement (the "2018 Credit Agreement") to replace the Second Amended and Restated Credit Agreement (the "Restated Credit Agreement") executed on June 30, 2015. The 2018 Credit Agreement provides us with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit, and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature. The 2018 Credit Agreement will mature in October 2023. Borrowings under the 2018 Credit Agreement bear interest at our election of the Alternate Base Rate (as defined in the 2018 Credit Agreement) or Adjusted LIBOR (as defined in the 2018 Credit Agreement) plus a spread as determined by our leverage ratio.

Borrowings under the 2018 Credit Agreement may be used for working capital, capital expenditures, Permitted Acquisitions (as defined in the 2018 Credit Agreement) and for other general purposes. The obligations under the 2018 Credit Agreement are guaranteed by certain of our subsidiaries.

We capitalized approximately $1.0 million of loan acquisition costs related to the 2018 Credit Agreement, which will be amortized over the remaining term of the agreement.

Before October 26, 2018, we were party to the Restated Credit Agreement, which was executed on June 30, 2015. The Restated Credit Agreement provided a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which included a sublimit of $25 million for letters of credit, and a $50 million expansion feature (the “Replacement Facility”). Borrowings under the Restated Credit Agreement bore interest at our election of the existing Alternate Base Rate (as defined in the Restated Credit Agreement) or Adjusted LIBOR Rate (as defined in the Restated Credit Agreement) plus a spread as determined by our leverage ratio.

During the three months ended March 31, 2018, we borrowed $20 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. We subsequently repaid $8 million during the three months ended March 31, 2018 and $12 million during the three months ended June 30, 2018.

As of March 31, 2019 and December 31, 2018, we had no outstanding borrowings under either the 2018 Credit Agreement or the Restated Credit Agreement. We were in compliance with the financial and other covenants under both facilities and no event of default existed.

Cash and cash equivalents. Cash and cash equivalents at March 31, 2019, December 31, 2018, and March 31, 2018 were $114.4 million, $279.9 million and $73.4 million, respectively. The $114.4 million of cash and cash equivalents at March 31, 2019, includes $74.7 million held by our foreign subsidiaries. A portion of the $74.7 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes. We expect to pay approximately $17.0 million in variable compensation related to 2018 performance in April 2019.

Cash flows used in operating activities. For the three months ended March 31, 2019, cash used in operating activities was $155.3 million. This use of cash was primarily the result of cash bonus payments related to 2018 and prior year cash bonus deferrals of $199.0 million partially offset by an increase in 2019 bonus accruals, an increase in accounts receivable of $20.2 million and increases in prepaid expenses of $6.5 million, partially offset by net income of $12.1 million, depreciation and amortization of $2.7 million and an increase in net income taxes payable of $2.5 million.

For the three months ended March 31, 2018, cash used in operating activities was $137.5 million. This use of cash was primarily the result of cash bonus payments related to 2017 and prior year cash bonus deferrals, an increase in accounts receivable of $32.0 million and restructuring payments of $5.6 million, partially offset by net income of $10.2 million.

Cash flows used in investing activities. Cash used in investing activities was $2.5 million for the three months ended March 31, 2019, primarily due to purchases of available for sale investments of $1.7 million and capital expenditures related to office build-outs of $0.9 million, partially offset by proceeds from sales available for sale investments of $0.1 million.

Cash used in investing activities was $6.0 million for the three months ended March 31, 2018, primarily due to the $3.2 million acquisition of Amrop, purchases of available for sale investments of $1.7 million and capital expenditures of $1.2 million.

Cash flows used in financing activities. Cash used by financing activities for the three months ended March 31, 2019, was $7.9 million primarily due to employee tax withholding payments on equity transactions of $4.6 million, dividend payments of $2.9 million and the final earnout payment for the Scambler MacGregor acquisition of $0.4 million.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2019, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating Lease Right-of-Use Assets, Operating Lease Liabilities - Current and Operating Lease Liabilities - Non-Current in our Condensed Consolidated Balance Sheets. The Company does not have any finance leases.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset also includes any lease payments made in advance and any accrued rent balances. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. For office leases, we account for the lease and non-lease components as a single lease component. For equipment leases, such as vehicles and information technology hardware, we account for the lease and non-lease components separately.

Recently Adopted Financial Accounting Standards

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases). The guidance is intended to increase transparency and comparability among companies for leasing transactions, including a requirement for companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases. The guidance also provides for disclosures that allow the users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the guidance on January 1, 2019 using the modified retrospective method without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with ASC 840 - Leases. The Company utilized the available practical expedient that allowed for the Company to not reassess whether existing contracts contain a lease under the new definition of a lease, lease classification for existing leases and whether previously capitalized initial direct costs would qualify for capitalization under the new guidance.

The adoption of this guidance had a material impact on the Condensed Consolidated Balance Sheet as of March 31, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing prepaid and accrued rent balances from other line items within the Condensed Consolidated Balance Sheet. The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. The adoption had no impact on the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2019.

On January 1, 2019, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income, which is intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The adoption of this guidance did not have an impact on the Company's consolidated financial statements for the three months ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for three months ended March 31, 2019 by approximately $0.6 million. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of March 31, 2019, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $1.1 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

(b)	Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, and implemented changes to the relevant business processes, and related control activities within them, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: April 29, 2019

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller