Form 10-Q
period 2019-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2019-07-29
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of July 26, 2019, there were 19,131,799 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Current assets
Cash and cash equivalents	$105,314	$279,906
Marketable securities	38,698	—
Accounts receivable, net	146,982	114,977
Prepaid expenses	23,193	22,766
Other current assets	30,082	29,598
Income taxes recoverable	6,171	3,620
Total current assets	350,440	450,867

Non-current assets
Property and equipment, net	30,788	33,871
Operating lease right-of-use assets	104,449	—
Assets designated for retirement and pension plans	14,909	15,035
Investments	23,647	19,442
Other non-current assets	21,725	22,276
Goodwill	122,070	122,092
Other intangible assets, net	1,730	2,216
Deferred income taxes	34,252	34,830
Total non-current assets	353,570	249,762

Total assets	$704,010	$700,629

Current liabilities
Accounts payable	$8,107	$9,166
Accrued salaries and benefits	124,923	227,653
Deferred revenue	37,424	40,673
Operating lease liabilities	31,895	—
Other current liabilities	26,186	33,219
Income taxes payable	6,779	8,240
Total current liabilities	235,314	318,951

Non-current liabilities
Accrued salaries and benefits	47,852	57,234
Retirement and pension plans	43,922	39,865
Operating lease liabilities	84,156	—
Other non-current liabilities	4,317	17,423
Total non-current liabilities	180,247	114,522

Total liabilities	415,561	433,473

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,127,401 and 18,954,275 shares outstanding at June 30, 2019 and December 31, 2018, respectively	196	196
Treasury stock at cost, 458,376 and 631,502 shares at June 30, 2019 and December 31, 2018, respectively	(14,795)	(20,298)
Additional paid in capital	222,148	227,147
Retained earnings	76,513	56,049
Accumulated other comprehensive income	4,387	4,062
Total stockholders’ equity	288,449	267,156

Total liabilities and stockholders’ equity	$704,010	$700,629
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Revenue before reimbursements (net revenue)	$173,122	$183,059	$344,716	$343,130
Reimbursements	5,051	4,630	9,731	9,217
Total revenue	178,173	187,689	354,447	352,347

Operating expenses
Salaries and benefits	120,601	127,679	241,419	239,088
General and administrative expenses	34,168	36,919	68,553	72,460
Reimbursed expenses	5,051	4,630	9,731	9,217
Total operating expenses	159,820	169,228	319,703	320,765

Operating income	18,353	18,461	34,744	31,582

Non-operating income (expense)
Interest, net	412	(2)	1,220	237
Other, net	708	(48)	2,351	(496)
Net non-operating income (expense)	1,120	(50)	3,571	(259)

Income before income taxes	19,473	18,411	38,315	31,323

Provision for income taxes	5,193	6,948	11,948	9,692

Net income	14,280	11,463	26,367	21,631

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(7)	(3,816)	313	(2,226)
Net unrealized gain on available-for-sale investments	12	—	12	—
Other comprehensive income (loss), net of tax	5	(3,816)	325	(2,226)

Comprehensive income	$14,285	$7,647	$26,692	$19,405

Basic weighted average common shares outstanding	19,120	18,934	19,062	18,880
Dilutive common shares	311	394	469	509
Diluted weighted average common shares outstanding	19,431	19,328	19,531	19,389

Basic net income per common share	$0.75	$0.61	$1.38	$1.15
Diluted net income per common share	$0.73	$0.59	$1.35	$1.12
Cash dividends paid per share	$0.15	$0.13	$0.30	$0.26

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	19,586	$196	632	$(20,298)	$227,147	$56,049	$4,062	$267,156
Net income	—	—	—	—	—	12,087	—	12,087
Other comprehensive income, net of tax	—	—	—	—	—	—	320	320
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Vesting of equity, net of tax withholdings	—	—	(160)	5,155	(9,707)	—	—	(4,552)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,848)	—	(2,848)
Dividend equivalents on restricted stock units	—	—	—	—	—	(87)	—	(87)
Balance at March 31, 2019	19,586	$196	472	$(15,143)	$218,783	$65,201	$4,382	$273,419
Net income	—	—	—	—	—	14,280		14,280
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,368	—	—	3,368
Vesting of equity, net of tax withholdings	—	—	(3)	—	—	—	—	—
Re-issuance of treasury stock	—	—	(11)	348	(3)	—	—	345
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,867)	—	(2,867)
Dividend equivalents on restricted stock units	—	—	—	—	—	(101)	—	(101)
Balance at June 30, 2019	19,586	$196	458	$(14,795)	$222,148	$76,513	$4,387	$288,449

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	19,586	$196	805	$(26,096)	$226,006	$(716)	$13,315	$212,705
Net income	—	—	—	—	—	10,168	—	10,168
Adoption of accounting standards	—	—	—	—	—	15,043	(6,089)	8,954
Other comprehensive income, net of tax	—	—	—	—	—	—	1,590	1,590
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,776	—	—	1,776
Vesting of equity, net of tax withholdings	—	—	(138)	4,614	(6,847)	—	—	(2,233)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,460)	—	(2,460)
Dividend equivalents on restricted stock units	—	—	—	—	—	(11)	—	(11)
Balance at March 31, 2018	19,586	$196	667	$(21,482)	$220,935	$22,024	$8,816	$230,489
Net income	—	—	—	—	—	11,463		11,463
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(3,816)	(3,816)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,076	—	—	2,076
Vesting of equity, net of tax withholdings	—	—	(29)	989	(989)	—	—	—
Re-issuance of treasury stock	—	—	(6)	194	31	—	—	225
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,465)	—	(2,465)
Dividend equivalents on restricted stock units	—	—	—	—	—	(106)	—	(106)
Balance at June 30, 2018	19,586	$196	632	$(20,299)	$222,053	$30,916	$5,000	$237,866

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows - operating activities
Net income	$26,367	$21,631
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,348	6,493
Deferred income taxes	512	(347)
Stock-based compensation expense	4,711	3,852
Accretion expense related to earnout payments	327	647
Gain on marketable securities	(116)	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(32,093)	(55,397)
Accounts payable	(978)	(1,797)
Accrued expenses	(115,500)	(60,116)
Restructuring accrual	(1,189)	(8,885)
Deferred revenue	(3,240)	(2,626)
Income taxes recoverable and payable, net	(4,035)	(3,066)
Retirement and pension plan assets and liabilities	1,686	121
Prepaid expenses	(3,507)	(5,879)
Other assets and liabilities, net	(176)	(1,691)
Net cash used in operating activities	(121,883)	(107,060)

Cash flows - investing activities
Acquisition of business	—	(3,161)
Capital expenditures	(1,793)	(2,548)
Purchases of available-for-sale investments and marketable securities	(40,477)	(1,891)
Proceeds from sales of available-for-sale investments and marketable securities	232	1,564
Net cash used in investing activities	(42,038)	(6,036)

Cash flows - financing activities
Proceeds from line of credit	—	20,000
Payments on line of credit	—	(20,000)
Cash dividends paid	(5,903)	(5,042)
Payment of employee tax withholdings on equity transactions	(4,552)	(2,233)
Acquisition earnout payments	(407)	—
Net cash used in financing activities	(10,862)	(7,275)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(165)	(1,359)

Net decrease in cash, cash equivalents and restricted cash	(174,948)	(121,730)
Cash, cash equivalents and restricted cash at beginning of period	280,262	208,162
Cash, cash equivalents and restricted cash at end of period	$105,314	$86,432
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

Revenue Recognition

See Note 3, Revenue.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Available-for-sale debt securities are reported at fair value with realized gains (losses) recorded as non-operating income (expense) in Interest, net in the Condensed Consolidated Statements of Comprehensive Income. Unrealized gains (losses) are recorded as a separate component of Accumulated other comprehensive income in the Consolidated Balance Sheets until realized.

Restricted Cash

The Company has lease agreements and business licenses with terms that require the Company to restrict cash through the termination dates of the agreements. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, in the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of June 30, 2019 and 2018, and December 31, 2018 and 2017:

	June 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$105,314	$85,825	$279,906	$207,534
Restricted cash included within other current assets	—	508	108	526
Restricted cash included within other non-current assets	—	99	248	102
Total cash, cash equivalents and restricted cash	$105,314	$86,432	$280,262	$208,162

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,280	$11,463	$26,367	$21,631
Weighted average shares outstanding:
Basic	19,120	18,934	19,062	18,880
Effect of dilutive securities:
Restricted stock units	202	250	300	355
Performance stock units	109	144	169	153
Diluted	19,431	19,328	19,531	19,389
Basic earnings per share	$0.75	$0.61	$1.38	$1.15
Diluted earnings per share	$0.73	$0.59	$1.35	$1.12

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

The adoption of this guidance had a material impact on the Condensed Consolidated Balance Sheet as of June 30, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing prepaid and accrued rent balances from other line items within the Condensed Consolidated Balance Sheet. The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2019. The adoption had no impact on the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three and six months ended June 30, 2019.

Additional information and disclosures required by the new standard are contained in Note 6, Leases.

On January 1, 2019, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income, which is intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances during the period:

	December 31, 2018	June 30, 2019	Change
Contract assets
Unbilled receivables	$8,684	$10,237	$1,553
Contract assets	15,291	14,506	(785)
Total contract assets	23,975	24,743	768

Contract liabilities
Deferred revenue	$40,673	$37,424	$(3,249)

During the six months ended June 30, 2019, we recognized revenue of $30.3 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the six months ended June 30, 2019, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $14.4 million.

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

4.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2018	$3,502
Provision charged to income	1,821
Write-offs, net of recoveries	(1,099)
Balance at June 30, 2019	$4,224

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2019	December 31, 2018
Leasehold improvements	$46,741	$48,455
Office furniture, fixtures and equipment	17,586	17,919
Computer equipment and software	26,830	27,063
Property and equipment, gross	91,157	93,437
Accumulated depreciation	(60,369)	(59,566)
Property and equipment, net	$30,788	$33,871

Depreciation expense for the three months ended June 30, 2019 and 2018 was $2.4 million and $2.8 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $4.9 million and $5.6 million, respectively.

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

Office leases have remaining lease terms that range from less than one year to 7.3 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.8 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,907	$12,480
Variable lease cost	2,057	3,914
Total lease cost	$7,964	$16,394

Supplemental cash flow information related to the Company's operating leases is as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,886
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,441

The weighted average remaining lease term and weighted average discount rate for our operating leases as of June 30, 2019 is as follows:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	4.7 years
Weighted Average Discount Rate
Operating leases	3.97%

The future maturities of the Company's operating lease liabilities as of June 30, 2019, for the years ended December 31 is as follows:

Operating Lease Maturity
2019	$15,392
2020	30,774
2021	25,991
2022	22,388
2023	19,429
Thereafter	13,455
Total lease payments	127,429
Less: Interest	(11,378)
Present value of lease liabilities	$116,051

7.	Financial Instruments and Fair Value Measurements

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

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable

The Company considers the recorded value of its cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2019, and December 31, 2018, based upon the short-term nature of the assets and liabilities.

Marketable Securities

The Company's investments in marketable debt securities, which consist of U.S. Treasury bills and commercial paper, are classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument's underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until realized.

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at June 30, 2019
Cash					$78,982	$—

Level 1(1):
Money market funds	5,518	—	—	5,518	5,518	—
U.S. Treasury securities	57,501	12	—	57,513	18,815	38,698
Total Level 1	63,019	12	—	63,031	24,333	38,698

Level 2(2):
Commercial paper	1,999	—	—	1,999	1,999	—

Total	$65,018	$12	$—	$65,030	$105,314	$38,698

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2018
Cash					$279,829	$—

Level 1(1):
Money market funds	77	—	—	77	77	—

Total	$77	$—	$—	$77	$279,906	$—

(1)	Level 1 – Quoted prices in active markets for identical assets and liabilities.

(2)
Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $16.4 million and $14.6 million as of June 30, 2019 and December 31, 2018, respectively.

The Company also maintains a pension plan for certain current and former employees in Germany. The pensions are individually fixed Euro amounts that vary depending on the function and the eligible years of service of the employee. The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs.

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at June 30, 2019

Level 1(1):
U.S. non-qualified deferred compensation plan	$23,647	$—	$—	$23,647	$—	$—

Level 2(2):
Retirement and pension plan assets	16,246	1,337	14,909	—	—	—
Pension benefit obligation	(20,275)	—	—	—	(1,338)	(18,937)
Total Level 2	(4,029)	1,337	14,909	—	(1,338)	(18,937)

Total	$19,618	$1,337	$14,909	$23,647	$(1,338)	$(18,937)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2018

Level 1(1):
U.S. non-qualified deferred compensation plan	$19,442	$—	$—	$19,442	$—	$—

Level 2(2):
Retirement and pension plan assets	16,384	1,349	15,035	—	—	—
Pension benefit obligation	(20,908)	—	—	—	(1,349)	(19,559)
Total Level 2	(4,524)	1,349	15,035	—	(1,349)	(19,559)

Total	$14,918	$1,349	$15,035	$19,442	$(1,349)	$(19,559)

(1)	Level 1 – Quoted prices in active markets for identical assets and liabilities.

(2)
Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Contingent Consideration

The former owners of the Company's prior year acquisitions are eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the six months ended June 30, 2019:

Acquisition Earnout Accruals
Balance at December 31, 2018	$(6,627)
Earnout accretion	(327)
Earnout payments	553
DSI earnout adjustment	(56)
Foreign currency translation	20
Balance at June 30, 2019	$(6,437)

8.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	June 30, 2019	December 31, 2018
Executive Search
Americas	$88,547	$88,410
Europe	24,782	24,924
Asia Pacific	8,741	8,758
Total Executive Search	122,070	122,092
Heidrick Consulting	36,257	36,257
Goodwill, gross	158,327	158,349
Accumulated impairment	(36,257)	(36,257)
Goodwill, net	$122,070	$122,092

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2019, are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Total
Gross goodwill at December 31, 2018	$88,410	$24,924	$8,758	$36,257	$158,349
Accumulated impairment	—	—	—	(36,257)	(36,257)
Net goodwill at December 31, 2018	88,410	24,924	8,758	—	122,092
Foreign currency translation	137	(142)	(17)	—	(22)
Net goodwill at June 30, 2019	$88,547	$24,782	$8,741	$—	$122,070

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2019	December 31, 2018
Executive Search
Americas	$13	$52
Europe	1,645	2,086
Asia Pacific	72	78
Total Executive Search	1,730	2,216
Heidrick Consulting	—	—
Total other intangible assets, net	$1,730	$2,216

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	June 30, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.7	$15,905	$(14,175)	$1,730	$15,910	$(13,694)	$2,216
Total intangible assets	6.7	$15,905	$(14,175)	$1,730	$15,910	$(13,694)	$2,216

Intangible asset amortization expense for the three months ended June 30, 2019 and 2018 was $0.2 million and $0.5 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2019 and 2018 was $0.5 million and $0.9 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2019, for the years ended December 31 is as follows:

Estimated Future Amortization
2019	$369
2020	525
2021	354
2022	239
2023	146
Thereafter	97
Total	$1,730

9.	Other Current Assets and Liabilities and Non-Current Liabilities

The components of other current assets are as follows:

	June 30, 2019	December 31, 2018
Contract assets	$24,743	$23,975
Other	5,339	5,623
Total other current assets	$30,082	$29,598

The components of other current liabilities are as follows:

	June 30, 2019	December 31, 2018
Restructuring charges	$89	$1,286
Other	26,097	31,933
Total other current liabilities	$26,186	$33,219

The components of other non-current liabilities are as follows:

	June 30, 2019	December 31, 2018
Premise related costs	$2,421	$15,473
Other	1,896	1,950
Total other non-current liabilities	$4,317	$17,423

10.	Line of Credit

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

The Company capitalized approximately $1.0 million of loan acquisition costs related to the 2018 Credit Agreement, which will be amortized over the term of the agreement.

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

As of June 30, 2019, and December 31, 2018, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under both facilities and no event of default existed.

11.	Stock-Based Compensation

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. On May 24, 2018, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 850,000 shares. As of June 30, 2019, 2,334,738 awards have been issued under the 2012 Program and 1,190,231 shares remain available for future awards, including 674,969 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Salaries and benefits (1)	$2,976	$1,513	$4,647	$3,289
General and administrative expenses	460	563	460	563
Income tax benefit related to stock-based compensation included in net income	908	550	1,349	1,021

(1) Includes $0.1 million and $0.4 million of expense related to cash settled restricted stock units for the three and six months ended June 30, 2019, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. Beginning in 2018, a portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the six months ended June 30, 2019 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2018	512,446	$28.83
Granted	109,298	39.57
Vested and converted to common stock	(175,792)	24.19
Forfeited	—	—
Outstanding on June 30, 2019	445,952	$33.10

As of June 30, 2019, there was $7.2 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.4 years.

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

During the six months ended June 30, 2019, performance stock units were granted to certain employees of the Company and are subject to a cliff vesting period of three years and certain other performance conditions. Half of award is based on the achievement of certain operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards based on total shareholder return was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Performance stock unit activity for the six months ended June 30, 2019 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2018	197,117	$27.58
Granted	64,701	37.62
Vested and converted to common stock	(99,219)	25.04
Forfeited	—	—
Outstanding on June 30, 2019	162,599	$33.13

As of June 30, 2019, there was $3.9 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

The Company recorded phantom stock-based compensation expense of $0.1 million and $0.4 million during the three and six months ended June 30, 2019, respectively.

Phantom stock unit activity for the six months ended June 30, 2019 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2018	111,673
Granted	—
Vested and converted to common stock	—
Forfeited	—
Outstanding on June 30, 2019	111,673

As of June 30, 2019, there was $1.5 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.1 years.

12. Restructuring

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

Changes to the accrual for restructuring charges for the six months ended June 30, 2019, are as follows:

	Employee Related	Other	Total
Outstanding on December 31, 2018	$1,269	$17	$1,286
Cash payments	(1,127)	—	(1,127)
Other	(67)	—	(67)
Exchange rate fluctuations	(3)	—	(3)
Outstanding on June 30, 2019	$72	$17	$89

13.	Income Taxes

The Company reported income before taxes of $19.5 million and an income tax provision of $5.2 million for the three months ended June 30, 2019. The Company reported income before taxes of $18.4 million and an income tax provision of $6.9 million for the three months ended June 30, 2018. The effective tax rates for the three months ended June 30, 2019 and 2018, were 26.7% and 37.7%, respectively. The effective tax rate for the three months ended June 30, 2019 was impacted by one-time items and the mix of income. The effective tax rate for the three months ended June 30, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act enacted on December 22, 2017 in the United States.

The Company reported income before taxes of $38.3 million and an income tax provision of $11.9 million for the six months ended June 30, 2019. The Company reported income before taxes of $31.3 million and an income tax provision of $9.7 million for the six months ended June 30, 2018. The effective tax rates for the six months ended June 30, 2019 and 2018, were 31.2% and 30.9%, respectively. The effective tax rate for the six months ended June 30, 2019 was impacted by one-time items and the mix of income. The effective tax rate for the six months ended June 30, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act enacted on December 22, 2017 in the United States.

The Company estimates that its effective tax rate for the year ended December 31, 2019, will be between 31% and 34%. The full year effective rate for 2019 is primarily the result of one-time items and the mix of income.

14.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the six months ended June 30, 2019 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2018	$—	$5,258	$(1,196)	$4,062
Other comprehensive income before classification, net of tax	12	313	—	325
Amount reclassified from AOCI	—	—	—	—
Net current period other comprehensive income	12	313	—	325
Balance at June 30, 2019	$12	$5,571	$(1,196)	$4,387

15.	Segment Information

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports its former Leadership Consulting and Culture Shaping operating segments as one operating segment, Heidrick Consulting.

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Executive Search
Americas	$100,517	$102,692	$199,822	$188,995
Europe	34,864	37,286	68,417	72,967
Asia Pacific	23,163	26,517	48,610	50,365
Total Executive Search	158,544	166,495	316,849	312,327
Heidrick Consulting	14,578	16,564	27,867	30,803
Revenue before reimbursements (net revenue)	173,122	183,059	344,716	343,130
Reimbursements	5,051	4,630	9,731	9,217
Total revenue	$178,173	$187,689	$354,447	$352,347

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income (loss)
Executive Search
Americas	$28,551	$26,012	$51,000	$46,647
Europe	1,157	2,295	3,322	5,549
Asia Pacific	3,315	2,891	8,221	7,194
Total Executive Search	33,023	31,198	62,543	59,390
Heidrick Consulting	(4,793)	(3,997)	(9,620)	(9,227)
Total segment operating income	28,230	27,201	52,923	50,163
Global Operations Support	(9,877)	(8,740)	(18,179)	(18,581)
Total operating income	$18,353	$18,461	$34,744	$31,582

16.	Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2024. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letter of credits is approximately $2.4 million as of June 30, 2019. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

A portion of our Executive Search consultants’ and management cash bonuses is deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits in the Condensed Consolidated Balance Sheets.

Third Quarter 2019 Outlook

We are currently forecasting 2019 third quarter net revenue of between $175 million and $185 million. Our 2019 third quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in June 2019.

Our 2019 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2018 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	2.9	2.5	2.8	2.7
Total revenue	102.9	102.5	102.8	102.7

Operating expenses
Salaries and benefits	69.7	69.7	70.0	69.7
General and administrative expenses	19.7	20.2	19.9	21.1
Reimbursed expenses	2.9	2.5	2.8	2.7
Total operating expenses	92.3	92.4	92.7	93.5

Operating income	10.6	10.1	10.1	9.2

Non-operating income (expense)
Interest, net	0.2	—	0.4	0.1
Other, net	0.4	—	0.7	(0.1)
Net non-operating income (expense)	0.6	—	1.0	(0.1)

Income before income taxes	11.2	10.1	11.1	9.1

Provision for income taxes	3.0	3.8	3.5	2.8

Net income	8.2%	6.3%	7.6%	6.3%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 15, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Executive Search
Americas	$100,517	$102,692	$199,822	$188,995
Europe	34,864	37,286	68,417	72,967
Asia Pacific	23,163	26,517	48,610	50,365
Total Executive Search	158,544	166,495	316,849	312,327
Heidrick Consulting	14,578	16,564	27,867	30,803
Revenue before reimbursements (net revenue)	173,122	183,059	344,716	343,130
Reimbursements	5,051	4,630	9,731	9,217
Total revenue	$178,173	$187,689	$354,447	$352,347

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income (loss)
Executive Search
Americas	$28,551	$26,012	$51,000	$46,647
Europe	1,157	2,295	3,322	5,549
Asia Pacific	3,315	2,891	8,221	7,194
Total Executive Search	33,023	31,198	62,543	59,390
Heidrick Consulting	(4,793)	(3,997)	(9,620)	(9,227)
Total segment operating income	28,230	27,201	52,923	50,163
Global Operations Support	(9,877)	(8,740)	(18,179)	(18,581)
Total operating income	$18,353	$18,461	$34,744	$31,582

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Total revenue. Consolidated total revenue decreased $9.5 million, or 5.1%, to $178.2 million for the three months ended June 30, 2019, from $187.7 million for the three months ended June 30, 2018. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $9.9 million, or 5.4%, to $173.1 million for the three months ended June 30, 2019 from $183.1 million for the three months ended June 30, 2018. Foreign exchange rate fluctuations negatively impacted results by $3.4 million, or 1.9%. Executive Search net revenue was $158.5 million for the three months ended June 30, 2019, a decrease of $8.0 million compared to the three months ended June 30, 2018. Heidrick Consulting net revenue decreased $2.0 million, or 12.0%, to $14.6 million for the three months ended June 30, 2019, from $16.6 million for the three months ended June 30, 2018. The decrease in Heidrick Consulting net revenue is primarily due to a decrease in revenue per consulting engagement, partially offset by an increase in engagements.

The number of Executive Search and Heidrick Consulting consultants was 371 and 68, respectively, as of June 30, 2019, compared to 349 and 69, respectively, as of June 30, 2018. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.7 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively. The number of confirmed searches decreased 8.5% compared to 2018. The average revenue per executive search increased to $124,200 for the three months ended June 30, 2019, compared to $119,400 for the three months ended June 30, 2018.

Salaries and benefits. Consolidated salaries and benefits expense decreased $7.1 million, or 5.5%, to $120.6 million for the three months ended June 30, 2019 from $127.7 million for the three months ended June 30, 2018. The decrease was due to higher fixed compensation of $3.0 million and lower variable compensation of $10.0 million. Fixed compensation increased primarily due to stock compensation, retirement and benefits, and deferred compensation plan expenses related to participant contributions and market fluctuations, partially offset by decreases in talent acquisition and retention costs and base salaries and payroll taxes. Variable compensation decreased due to a decline in consultant productivity. Foreign exchange rate fluctuations positively impacted results by $2.4 million, or 1.9%.

For the three months ended June 30, 2019, we had an average of 1,644 employees compared to an average of 1,611 employees for the three months ended June 30, 2018.

As a percentage of net revenue, salaries and benefits expense was 69.7% for both the three months ended June 30, 2019, and 2018.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.8 million, or 7.5%, to $34.2 million for the three months ended June 30, 2019, from $36.9 million for the three months ended June 30, 2018. The decrease is primarily due to lower professional fees and office occupancy costs, partially offset by increases in information technology and internal travel. Foreign exchange rate fluctuations positively impacted results by $0.5 million, or 1.5%.

As a percentage of net revenue, general and administrative expenses were 19.7% for the three months ended June 30, 2019, compared to 20.2% for the three months ended June 30, 2018.

Operating income. Consolidated operating income was $18.4 million for the three months ended June 30, 2019, compared to $18.5 million for the three months ended June 30, 2018. Foreign exchange rate fluctuations negatively impacted operating income by $0.5 million, or 2.6%.

Net non-operating income (expense). Net non-operating income was $1.1 million for the three months ended June 30, 2019, compared to $0.1 million of expense for the three months ended June 30, 2018.

Interest, net, was $0.4 million of income for the three months ended June 30, 2019, and less than $0.1 million of expense for the three months ended June 30, 2018. The increase was primarily due to interest earned on marketable securities, which are primarily comprised of investments in U.S. Treasury Bills.

Other, net, was income of $0.7 million and expense of less than $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase was the result of gains on the deferred compensation plan assets.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $100.5 million for the three months ended June 30, 2019, a decrease of 2.1% from $102.7 million for the three months ended June 30, 2018. The decrease in net revenue was driven by a decrease in average revenue per executive search. The Healthcare and Life Sciences and Consumer practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.1%. There were 190 Partner and Principal consultants as of June 30, 2019, compared to 174 as of June 30, 2018.

Salaries and benefits expense decreased $4.7 million, or 7.2%, compared to the three months ended June 30, 2018. Fixed compensation increased $2.5 million, primarily due to base salaries and payroll taxes, deferred compensation plan expenses related to participant contributions and market fluctuations, stock compensation, and retirement and benefits, partially offset by a decrease in talent acquisition and retention costs. Variable compensation decreased $7.1 million due to a decline in consultant productivity.

General and administrative expenses decreased $0.1 million, or 0.5%, compared to the three months ended June 30, 2018, primarily due to professional fees, partially offset by an increase in internal travel expenses related to the global partners meeting.

Operating income was $28.6 million for the three months ended June 30, 2019, an increase of $2.5 million compared to $26.0 million for the three months ended June 30, 2018.

Europe

Europe reported net revenue of $34.9 million for the three months ended June 30, 2019, a decrease of 6.5% from $37.3 million for the three months ended June 30, 2018. The decrease in net revenue was due to a 14.9% decrease in the number of executive search confirmations. The Consumer and Global Technology and Services practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $2.1 million, or 5.6%. There were 111 Partner and Principal consultants as of June 30, 2019, compared to 96 as of June 30, 2018.

Salaries and benefits expense decreased $0.4 million, or 1.6%, compared to the three months ended June 30, 2018. Fixed compensation increased $0.5 million for the three months ended June 30, 2019. The increase in fixed compensation was primarily due to retirement and benefits, and separation, partially offset by decreases in base salaries and payroll taxes, and talent acquisition and retention costs. Variable compensation decreased $0.9 million due to a decline in consultant productivity.

General and administrative expense decreased $0.8 million, or 10.2%, compared to the three months ended June 30, 2018, primarily due to decreases in internal travel, intangible asset amortization, and professional fees, partially offset by an increase in office occupancy.

The Europe segment reported operating income of $1.2 million for the three months ended June 30, 2019, a decrease of $1.1 million compared to $2.3 million for the three months ended June 30, 2018.

Asia Pacific

Asia Pacific reported net revenue of $23.2 million for the three months ended June 30, 2019, a decrease of 12.6% compared to $26.5 million for the three months ended June 30, 2018. The decrease in net revenue was due to a 25.9% decrease in the number of executive search confirmations over the prior year, partially offset by an increase in the average revenue per executive search. The Global Technology and Services practice group exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.9 million, or 3.6%. There were 70 Partner and Principal consultants as of June 30, 2019, compared to 79 as of June 30, 2018.

Salaries and benefits expense decreased $3.3 million, or 18.2%, compared to the three months ended June 30, 2018. Fixed compensation decreased $1.7 million due to base salaries and payroll taxes, talent acquisition and retention costs, and retirement and benefits. Variable compensation decreased $1.6 million due to a decline in consultant productivity.

General and administrative expenses decreased $0.5 million, or 9.0%, compared to the three months ended June 30, 2018, primarily due to a decrease in office occupancy, taxes and licenses.

The Asia Pacific segment reported operating income of $3.3 million for the three months ended June 30, 2019, an increase of $0.4 million compared to the three months ended June 30, 2018.

Heidrick Consulting

Heidrick Consulting reported net revenue of $14.6 million for the three months ended June 30, 2019, a decrease of 12.0% compared to $16.6 million for the three months ended June 30, 2018. The decrease in Heidrick Consulting net revenue is primarily due to a decrease in revenue per consulting engagement, partially offset by an increase in engagements. Foreign exchange rate fluctuations negatively impacted results by $0.4 million, or 2.4%. There were 68 Heidrick Consulting Partner and Principal consultants at June 30, 2019, compared to 69 at June 30, 2018.

Salaries and benefits expense decreased $0.1 million, or 0.5%, compared to the three months ended June 30, 2018. Fixed compensation increased $0.7 million due to talent acquisition and retention costs. Variable compensation decreased $0.7 million due to a decline in consultant productivity.

General and administrative expenses decreased $1.1 million, or 17.0%, compared to the three months ended June 30, 2018, primarily due to professional fees and office occupancy, partially offset by increases in information technology and internal travel.

The Heidrick Consulting segment reported an operating loss of $4.8 million for the three months ended June 30, 2019, a decline of $0.8 million compared to an operating loss of $4.0 million for the three months ended June 30, 2018.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2019, increased $1.1 million, or 13.0%, to $9.9 million from $8.7 million for the three months ended June 30, 2018.

Salaries and benefits expense increased $1.4 million, or 30.3%, due to stock compensation, base salaries and payroll taxes, and retirement and benefits.

General and administrative expenses decreased $0.2 million, or 5.1%, primarily due to professional fees and office occupancy, partially offset by increases in internal travel and information technology.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Total revenue. Consolidated total revenue increased $2.1 million, or 0.6%, to $354.4 million for the six months ended June 30, 2019, from $352.3 million for the six months ended June 30, 2018. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $1.6 million, or 0.5%, to $344.7 million for the six months ended June 30, 2019 from $343.1 million for the six months ended June 30, 2018. Foreign exchange rate fluctuations negatively impacted results by $7.8 million, or 2.2%. Executive Search net revenue was $316.8 million for the six months ended June 30, 2019, an increase of $4.5 million compared to the six months ended June 30, 2018. Heidrick Consulting net revenue decreased $2.9 million, or 9.5%, to $27.9 million for the six months ended June 30, 2019, from $30.8 million for the six months ended June 30, 2018. The decrease in Heidrick Consulting net revenue is primarily due to a decrease in revenue per consulting engagement, partially offset by an increase in engagements.

The number of Executive Search and Heidrick Consulting consultants was 371 and 68, respectively, as of June 30, 2019, compared to 349 and 69, respectively, as of June 30, 2018. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.7 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. The number of confirmed searches decreased 3.8% compared to 2018. The average revenue per executive search increased to $123,900 for the six months ended June 30, 2019, compared to $117,600 for the six months ended June 30, 2018.

Salaries and benefits. Consolidated salaries and benefits expense increased $2.3 million, or 1.0%, to $241.4 million for the six months ended June 30, 2019 from $239.1 million for the six months ended June 30, 2018. The increase was due to higher fixed compensation of $7.4 million, partially offset by lower variable compensation of $5.1 million. Fixed compensation increased primarily due to deferred compensation plan expenses related to participant contributions and market fluctuations, stock compensation, and talent acquisition and retention costs, partially offset by a decrease in base salaries and payroll taxes. Variable compensation decreased primarily due to a decrease in productivity in Executive Search. Foreign exchange rate fluctuations positively impacted results by $5.4 million, or 2.2%.

For the six months ended June 30, 2019, we had an average of 1,634 employees compared to an average of 1,628 employees for the six months ended June 30, 2018.

As a percentage of net revenue, salaries and benefits expense was 70.0% for the six months ended June 30, 2019, compared to 69.7% for the six months ended June 30, 2018.

General and administrative expenses. Consolidated general and administrative expenses decreased $3.9 million, or 5.4%, to $68.6 million for the six months ended June 30, 2019, from $72.5 million for the six months ended June 30, 2018. The decrease is primarily due to lower professional fees, intangible amortization, and earnout accretion, partially offset by an increase in taxes and licenses, and the use of external third-party consultants by Heidrick Consulting. Foreign exchange rate fluctuations positively impacted results by $1.4 million, or 2.0%.

As a percentage of net revenue, general and administrative expenses were 19.9% for the six months ended June 30, 2019, compared to 21.1% for the six months ended June 30, 2018.

Operating income. Consolidated operating income was $34.7 million for the six months ended June 30, 2019, compared to $31.6 million for the six months ended June 30, 2018. Foreign exchange rate fluctuations negatively impacted operating income by $1.0 million, or 2.8%.

Net non-operating income (expense). Net non-operating income was $3.6 million for the six months ended June 30, 2019, compared to $0.3 million of expense for the six months ended June 30, 2018.

Interest, net, was $1.2 million of income for the six months ended June 30, 2019, and $0.2 million of income for the six months ended June 30, 2018. The increase was primarily due to interest earned on marketable securities, which are primarily comprised of investments in U.S. Treasury Bills.

Other, net, was income of $2.4 million and expense of $0.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily the result of gains on the deferred compensation plan assets.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $199.8 million for the six months ended June 30, 2019, an increase of 5.7% from $189.0 million for the six months ended June 30, 2018. The increase in net revenue was driven by a 5.1% increase in the number of executive search confirmations coupled with an increase in average revenue per executive search. All industry practice groups contributed to net revenue growth, with the exception of the Education and Social Enterprises, and Financial Services practice groups. There were 190 Partner and Principal consultants as of June 30, 2019, compared to 174 as of June 30, 2018.

Salaries and benefits expense increased $5.7 million, or 4.8%, compared to the six months ended June 30, 2018. Fixed compensation increased $8.8 million, primarily due to deferred compensation plan expenses related to participant contributions and market fluctuations, base salaries and payroll taxes, talent acquisition and retention costs, and stock compensation. Variable compensation decreased $3.0 million primarily due the mix of fixed and variable compensation related to minimum guarantees.

General and administrative expenses increased $0.7 million, or 3.1%, compared to the six months ended June 30, 2018, primarily due to internal travel expenses related to the global partners meeting, and taxes and licenses, partially offset by a decrease in professional fees.

Operating income was $51.0 million for the six months ended June 30, 2019, an increase of $4.4 million compared to $46.6 million for the six months ended June 30, 2018.

Europe

Europe reported net revenue of $68.4 million for the six months ended June 30, 2019, a decrease of 6.2% from $73.0 million for the six months ended June 30, 2018. The decrease in net revenue was due to a decrease in the number of executive search confirmations. The Global Technology and Services, Industrial, and Consumer practice groups contributed to net revenue growth. Foreign exchange rate fluctuations negatively impacted results by $4.7 million, or 6.4%. There were 111 Partner and Principal consultants as of June 30, 2019, compared to 96 as of June 30, 2018.

Salaries and benefits expense decreased $0.8 million, or 1.5%, compared to the six months ended June 30, 2018. Fixed compensation decreased $0.3 million for the six months ended June 30, 2019. The decrease in fixed compensation was primarily due to base salaries and payroll taxes, partially offset by increases in separation and retirement and benefits. Variable compensation decreased $0.4 million due to a decline in consultant productivity.

General and administrative expense decreased $1.6 million, or 9.3%, compared to the six months ended June 30, 2018, primarily due to intangible asset amortization, earnout accretion, internal travel, and bad debt expense.

The Europe segment reported operating income of $3.3 million for the six months ended June 30, 2019, a decrease of $2.2 million compared to $5.5 million for the six months ended June 30, 2018.

Asia Pacific

Asia Pacific reported net revenue of $48.6 million for the six months ended June 30, 2019, a decrease of 3.5% compared to $50.4 million for the six months ended June 30, 2018. The decrease in net revenue was due to a decrease in the number of executive search confirmations. All industry practice groups contributed to the decline in net revenue. Foreign exchange rate fluctuations negatively impacted results by $2.1 million, or 4.1%. There were 70 Partner and Principal consultants as of June 30, 2019, compared to 79 as of June 30, 2018.

Salaries and benefits expense decreased $2.5 million, or 7.6%, compared to the six months ended June 30, 2018. Fixed compensation decreased $2.8 million due to base salaries and payroll taxes, talent acquisition and retention costs, and retirement and benefits. Variable compensation increased $0.3 million due to the mix of fixed and variable compensation related to minimum guarantees.

General and administrative expenses decreased $0.3 million, or 2.8%, compared to the six months ended June 30, 2018, primarily due to lower office occupancy, partially offset by increases in bad debt expense, and internal travel related to the global partners meeting.

The Asia Pacific segment reported operating income of $8.2 million for the six months ended June 30, 2019, an increase of $1.0 million compared to the six months ended June 30, 2018.

Heidrick Consulting

Heidrick Consulting reported net revenue of $27.9 million for the six months ended June 30, 2019, a decrease of 9.5% compared to $30.8 million for the six months ended June 30, 2018. The decrease in Heidrick Consulting net revenue is primarily due to a decrease in revenue per consulting engagement, partially offset by an increase in engagements. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 2.3%. There were 68 Heidrick Consulting Partner and Principal consultants at June 30, 2019, compared to 69 at June 30, 2018.

Salaries and benefits expense decreased $0.5 million, or 1.7%, compared to the six months ended June 30, 2018. Fixed compensation increased $1.9 million due to an increase in talent acquisition and retention costs, and retirement and benefits. Variable compensation decreased $2.3 million due to a decline in consultant productivity.

General and administrative expenses decreased $2.1 million, or 15.9%, compared to the six months ended June 30, 2018, primarily due to a reduction in professional fees, partially offset by an increase in the use of external third-party consultants and internal travel.

The Heidrick Consulting segment reported an operating loss of $9.6 million for the six months ended June 30, 2019, a decrease of $0.4 million compared to an operating loss of $9.2 million for the six months ended June 30, 2018.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2019, decreased $0.4 million, or 2.2%, to $18.2 million from $18.6 million for the six months ended June 30, 2018.

Salaries and benefits expense increased $0.3 million, or 2.9%, due to base salaries and payroll taxes, partially offset by a decrease in separation.

General and administrative expenses decreased $0.7 million, or 8.1%, primarily due to lower professional fees, including audit and legal fees, and internal travel.

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

Lines of credit. On October 26, 2018, we entered into a new Credit Agreement (the "2018 Credit Agreement") to replace the Second Amended and Restated Credit Agreement (the "Restated Credit Agreement") executed on June 30, 2015. The 2018 Credit Agreement provides us with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature. The 2018 Credit Agreement will mature in October 2023. Borrowings under the 2018 Credit Agreement bear interest at our election of the Alternate Base Rate (as defined in the 2018 Credit Agreement) or Adjusted LIBOR (as defined in the 2018 Credit Agreement) plus a spread as determined by our leverage ratio.

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

As of June 30, 2019, and December 31, 2018, we had no outstanding borrowings and were in compliance with the financial and other covenants under both facilities and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at June 30, 2019, December 31, 2018, and June 30, 2018 were $144.0 million, $279.9 million and $85.8 million, respectively. The $144.0 million of cash, cash equivalents and marketable securities at June 30, 2019, includes $71.4 million held by our foreign subsidiaries. A portion of the $71.4 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. For the six months ended June 30, 2019, cash used in operating activities was $121.9 million. This use of cash was primarily the result of cash bonus payments related to 2018 and prior year cash bonus deferrals partially offset by an increase in 2019 bonus accruals, and an increase in accounts receivable of $31.2 million, partially offset by net income of $26.4 million.

For the six months ended June 30, 2018, cash used in operating activities was $107.1 million. This use of cash was primarily the result of cash bonus payments related to 2017 and prior year cash bonus deferrals, an increase in accounts receivable of $55.4 million and restructuring payments of $8.9 million, partially offset by net income of $21.6 million.

Cash flows used in investing activities. Cash used in investing activities was $42.0 million for the six months ended June 30, 2019, primarily due to purchases of available for sale investments of $40.5 million and capital expenditures of $1.8 million for office build-outs.

Cash used in investing activities was $6.0 million for the six months ended June 30, 2018, primarily due to the $3.2 million acquisition of Amrop, capital expenditures of $2.5 million and purchases of available for sale investments of $1.9 million.

Cash flows used in financing activities. Cash used by financing activities was $10.9 million for the six months ended June 30, 2019, primarily due to dividend payments of $5.9 million, employee tax withholding payments on equity transactions of $4.6 million, and the final earnout payment for the Scambler MacGregor acquisition of $0.4 million.

Cash used by financing activities was $7.3 million for the six months ended June 30, 2018, primarily due to dividend payments of $5.0 million and employee tax withholding payments on equity transactions of $2.2 million. Gross borrowings and payments on the Company's line of credit were each $20.0 million during the six months ended June 30, 2018.

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

The adoption of this guidance had a material impact on the Condensed Consolidated Balance Sheet as of June 30, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing prepaid and accrued rent balances from other line items within the Condensed Consolidated Balance Sheet. The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2019. The adoption had no impact on the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three and six months ended June 30, 2019.

On January 1, 2019, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income, which is intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for three months ended June 30, 2019 by approximately $1.0 million. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of June 30, 2019, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $1.2 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by geographic segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

Item 6. Exhibits

Exhibit No.	Description

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*10.1	Form of Performance Stock Unit Participation Agreement

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2019

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller