Form 10-Q
period 2019-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2019-10-28
CIK 1066605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
233 South Wacker Drive, Suite 4900, Chicago, Illinois, 60606-6303
(Address of Principal Executive Offices)

(312) 496-1200
(Registrant’s Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	HSII	The NASDAQ Stock Market LLC

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

As of October 25, 2019, there were 19,170,352 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Current assets
Cash and cash equivalents	$176,372	$279,906
Marketable securities	42,566	—
Accounts receivable, net	150,872	114,977
Prepaid expenses	20,436	22,766
Other current assets	27,966	29,598
Income taxes recoverable	5,818	3,620
Total current assets	424,030	450,867

Non-current assets
Property and equipment, net	29,356	33,871
Operating lease right-of-use assets	98,097	—
Assets designated for retirement and pension plans	14,289	15,035
Investments	23,807	19,442
Other non-current assets	20,317	22,276
Goodwill	128,286	122,092
Other intangible assets, net	4,428	2,216
Deferred income taxes	34,013	34,830
Total non-current assets	352,593	249,762

Total assets	$776,623	$700,629

Current liabilities
Accounts payable	$9,093	$9,166
Accrued salaries and benefits	180,207	227,653
Deferred revenue	40,434	40,673
Operating lease liabilities	30,663	—
Other current liabilities	29,327	33,219
Income taxes payable	6,517	8,240
Total current liabilities	296,241	318,951

Non-current liabilities
Accrued salaries and benefits	53,099	57,234
Retirement and pension plans	43,269	39,865
Operating lease liabilities	76,871	—
Other non-current liabilities	10,508	17,423
Total non-current liabilities	183,747	114,522

Total liabilities	479,988	433,473

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,127,401 and 18,954,275 shares outstanding at September 30, 2019 and December 31, 2018, respectively	196	196
Treasury stock at cost, 458,376 and 631,502 shares at September 30, 2019 and December 31, 2018, respectively	(14,795)	(20,298)
Additional paid in capital	224,687	227,147
Retained earnings	83,497	56,049
Accumulated other comprehensive income	3,050	4,062
Total stockholders’ equity	296,635	267,156

Total liabilities and stockholders’ equity	$776,623	$700,629
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Revenue before reimbursements (net revenue)	$182,174	$187,588	$526,890	$530,718
Reimbursements	4,344	4,753	14,075	13,970
Total revenue	186,518	192,341	540,965	544,688

Operating expenses
Salaries and benefits	130,479	133,933	371,898	373,021
General and administrative expenses	33,093	33,072	101,646	105,532
Restructuring charges	4,130	—	4,130	—
Reimbursed expenses	4,344	4,753	14,075	13,970
Total operating expenses	172,046	171,758	491,749	492,523

Operating income	14,472	20,583	49,216	52,165

Non-operating income (expense)
Interest, net	819	259	2,039	496
Other, net	(464)	2,345	1,887	1,849
Net non-operating income (expense)	355	2,604	3,926	2,345

Income before income taxes	14,827	23,187	53,142	54,510

Provision for income taxes	4,880	6,718	16,828	16,410

Net income	9,947	16,469	36,314	38,100

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,337)	(881)	(1,024)	(3,107)
Net unrealized gain on available-for-sale investments	—	—	12	—
Other comprehensive loss, net of tax	(1,337)	(881)	(1,012)	(3,107)

Comprehensive income	$8,610	$15,588	$35,302	$34,993

Basic weighted average common shares outstanding	19,127	18,954	19,084	18,905
Diluted weighted average common shares outstanding	19,428	19,401	19,518	19,444

Basic net income per common share	$0.52	$0.87	$1.90	$2.02
Diluted net income per common share	$0.51	$0.85	$1.86	$1.96
Cash dividends paid per share	$0.15	$0.13	$0.45	$0.39

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	19,586	$196	632	$(20,298)	$227,147	$56,049	$4,062	$267,156
Net income	—	—	—	—	—	12,087	—	12,087
Other comprehensive income, net of tax	—	—	—	—	—	—	320	320
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Vesting of equity, net of tax withholdings	—	—	(160)	5,155	(9,707)	—	—	(4,552)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,848)	—	(2,848)
Dividend equivalents on restricted stock units	—	—	—	—	—	(87)	—	(87)
Balance at March 31, 2019	19,586	$196	472	$(15,143)	$218,783	$65,201	$4,382	$273,419
Net income	—	—	—	—	—	14,280	—	14,280
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,368	—	—	3,368
Vesting of equity, net of tax withholdings	—	—	(3)	—	—	—	—	—
Re-issuance of treasury stock	—	—	(11)	348	(3)	—	—	345
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,867)	—	(2,867)
Dividend equivalents on restricted stock units	—	—	—	—	—	(101)	—	(101)
Balance at June 30, 2019	19,586	$196	458	$(14,795)	$222,148	$76,513	$4,387	$288,449
Net income	—	—	—	—	—	9,947	—	$9,947
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,337)	(1,337)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,539	—	—	2,539
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,870)	—	(2,870)
Dividend equivalents on restricted stock units	—	—	—	—	—	(93)	—	(93)
Balance at September 30, 2019	19,586	$196	458	$(14,795)	$224,687	$83,497	$3,050	$296,635

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	19,586	$196	805	$(26,096)	$226,006	$(716)	$13,315	$212,705
Net income	—	—	—	—	—	10,168	—	10,168
Adoption of accounting standards	—	—	—	—	—	15,043	(6,089)	8,954
Other comprehensive income, net of tax	—	—	—	—	—	—	1,590	1,590
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,776	—	—	1,776
Vesting of equity, net of tax withholdings	—	—	(138)	4,614	(6,847)	—	—	(2,233)
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,460)	—	(2,460)
Dividend equivalents on restricted stock units	—	—	—	—	—	(11)	—	(11)
Balance at March 31, 2018	19,586	$196	667	$(21,482)	$220,935	$22,024	$8,816	$230,489
Net income	—	—	—	—	—	11,463	—	11,463
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(3,816)	(3,816)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,076	—	—	2,076
Vesting of equity, net of tax withholdings	—	—	(29)	989	(989)	—	—	—
Re-issuance of treasury stock	—	—	(6)	195	29	—	—	224
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,465)	—	(2,465)
Dividend equivalents on restricted stock units	—	—	—	—	—	(106)	—	(106)
Balance at June 30, 2018	19,586	$196	632	$(20,298)	$222,051	$30,916	$5,000	$237,865
Net income	—	—	—	—	—	16,469	—	16,469
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(881)	(881)
Common and treasury stock transactions:								—
Stock-based compensation	—	—	—	—	2,911	—	—	2,911
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(2,464)	—	(2,464)
Dividend equivalents on restricted stock units	—	—	—	—	—	(67)	—	(67)
Balance at September 30, 2018	$19,586	$196	$632	$(20,298)	$224,962	$44,854	$4,119	$253,833

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows - operating activities
Net income	$36,314	$38,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,983	9,558
Deferred income taxes	(24)	(438)
Stock-based compensation expense	7,250	6,763
Accretion expense related to earnout payments	495	963
Gain on marketable securities	(353)	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(36,961)	(60,057)
Accounts payable	(144)	(761)
Accrued expenses	(52,680)	3,834
Restructuring accrual	2,762	(10,833)
Deferred revenue	113	185
Income taxes payable, net	(3,952)	(2,003)
Retirement and pension plan assets and liabilities	1,824	(1,019)
Prepaid expenses	(920)	(3,416)
Other assets and liabilities, net	2,874	(3,761)
Net cash used in operating activities	(35,419)	(22,885)

Cash flows - investing activities
Acquisition of business	(3,520)	(3,119)
Capital expenditures	(2,641)	(4,939)
Purchases of available-for-sale investments	(83,146)	(2,046)
Proceeds from sales of available-for-sale investments	39,162	2,890
Net cash used in investing activities	(50,145)	(7,214)

Cash flows - financing activities
Proceeds from line of credit	—	20,000
Payments on line of credit	—	(20,000)
Cash dividends paid	(8,866)	(7,573)
Payment of employee tax withholdings on equity transactions	(4,552)	(2,234)
Acquisition earnout payments	(1,853)	—
Net cash used in financing activities	(15,271)	(9,807)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(3,055)	(3,442)

Net decrease in cash, cash equivalents and restricted cash	(103,890)	(43,348)
Cash, cash equivalents and restricted cash at beginning of period	280,262	208,162
Cash, cash equivalents and restricted cash at end of period	$176,372	$164,814
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill and other intangible assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019.

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

Restricted Cash

Historically, the Company had lease agreements and business licenses with terms that required the Company to restrict cash through the termination dates of the agreements. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, in the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of September 30, 2019 and 2018, and December 31, 2018 and 2017:

	September 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$176,372	$164,216	$279,906	$207,534
Restricted cash included within other current assets	—	598	108	526
Restricted cash included within other non-current assets	—	—	248	102
Total cash, cash equivalents and restricted cash	$176,372	$164,814	$280,262	$208,162

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,947	$16,469	$36,314	$38,100
Weighted average shares outstanding:
Basic	19,127	18,954	19,084	18,905
Effect of dilutive securities:
Restricted stock units	195	278	283	345
Performance stock units	106	169	151	194
Diluted	19,428	19,401	19,518	19,444
Basic earnings per share	$0.52	$0.87	$1.90	$2.02
Diluted earnings per share	$0.51	$0.85	$1.86	$1.96

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating Lease Right-of-Use Assets, Operating Lease Liabilities - Current and Operating Lease Liabilities - Non-Current in our Condensed Consolidated Balance Sheets. The Company does not have any leases that meet the finance lease criteria.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset also includes any lease payments made in advance and any accrued rent expense balances. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The adoption of this guidance had a material impact on the Condensed Consolidated Balance Sheet as of September 30, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing prepaid and accrued rent balances from other line items within the Condensed Consolidated Balance Sheet. The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2019. The adoption had no impact on the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances during the period:

	December 31, 2018	September 30, 2019	Change
Contract assets
Unbilled receivables	$8,684	$9,090	$406
Contract assets	15,291	13,686	(1,605)
Total contract assets	23,975	22,776	(1,199)

Contract liabilities
Deferred revenue	$40,673	$40,434	$(239)

During the nine months ended September 30, 2019, we recognized revenue of $33.8 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the nine months ended September 30, 2019, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $17.8 million.

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

4.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts is as follows:

Balance at December 31, 2018	$3,502
Provision charged to income	3,058
Write-offs, net of recoveries	(2,101)
Foreign currency translation	(72)
Balance at September 30, 2019	$4,387

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2019	December 31, 2018
Leasehold improvements	$45,839	$48,455
Office furniture, fixtures and equipment	17,441	17,919
Computer equipment and software	27,243	27,063
Property and equipment, gross	90,523	93,437
Accumulated depreciation	(61,167)	(59,566)
Property and equipment, net	$29,356	$33,871

Depreciation expense for the three months ended September 30, 2019 and 2018 was $2.4 million and $2.7 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $7.3 million and $8.3 million, respectively.

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

Office leases have remaining lease terms that range from less than one year to 7 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.7 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$6,180	$18,660
Variable lease cost	2,128	6,042
Total lease cost	$8,308	$24,702

Supplemental cash flow information related to the Company's operating leases is as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,879
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,385

The weighted average remaining lease term and weighted average discount rate for our operating leases as of September 30, 2019 is as follows:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	4.5 years
Weighted Average Discount Rate
Operating leases	3.97%

The future maturities of the Company's operating lease liabilities as of September 30, 2019, for the years ended December 31 is as follows:

Operating Lease Maturity
2019	$9,441
2020	30,518
2021	25,662
2022	22,097
2023	19,189
Thereafter	13,258
Total lease payments	120,165
Less: Interest	(12,631)
Present value of lease liabilities	$107,534

7.	Financial Instruments and Fair Value

Cash, Cash Equivalents and Marketable Securities

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at September 30, 2019
Cash					$114,467	$—

Level 1(1):
Money market funds	15,595	—	—	15,595	15,595	—
U.S. Treasury securities	82,386	12	—	82,398	46,310	36,088
Total Level 1	97,981	12	—	97,993	61,905	36,088

Level 2(2):
Commercial paper	6,478	—	—	6,478	—	6,478

Total	$104,459	$12	$—	$104,471	$176,372	$42,566

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2018
Cash					$279,829	$—

Level 1(1):
Money market funds	77	—	—	77	77	—

Total	$77	$—	$—	$77	$279,906	$—

(1)	Level 1 – Quoted prices in active markets for identical assets and liabilities.

(2)
Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $16.5 million and $14.6 million as of September 30, 2019 and December 31, 2018, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at September 30, 2019

Level 1(1):
U.S. non-qualified deferred compensation plan	$23,807	$—	$—	$23,807	$—	$—

Level 2(2):
Retirement and pension plan assets	15,571	1,282	14,289	—	—	—
Pension benefit obligation	(19,870)	—	—	—	(1,282)	(18,588)
Total Level 2	(4,299)	1,282	14,289	—	(1,282)	(18,588)

Total	$19,508	$1,282	$14,289	$23,807	$(1,282)	$(18,588)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2018

Level 1(1):
U.S. non-qualified deferred compensation plan	$19,442	$—	$—	$19,442	$—	$—

Level 2(2):
Retirement and pension plan assets	16,384	1,349	15,035	—	—	—
Pension benefit obligation	(20,908)	—	—	—	(1,349)	(19,559)
Total Level 2	(4,524)	1,349	15,035	—	(1,349)	(19,559)

Total	$14,918	$1,349	$15,035	$19,442	$(1,349)	$(19,559)

(1)	Level 1 – Quoted prices in active markets for identical assets and liabilities.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the nine months ended September 30, 2019:

Acquisition Earnout Accruals
Balance at December 31, 2018	$(6,627)
Acquisition earnouts (Note 8)	(5,862)
Earnout accretion	(495)
Earnout payments	3,009
Earnout adjustments	(1,135)
Foreign currency translation	209
Balance at September 30, 2019	$(10,901)

8.	Acquisitions

In September 2019, the Company acquired 2GET Holdings Limited ("2GET"), a Brazil-based provider of executive search services, and its wholly owned subsidiaries. Under the terms of the purchase agreement, the Company paid $5.2 million of initial consideration for substantially all of the outstanding equity of 2GET subject to a final working capital settlement. The acquisition was funded with $4.1 million of existing cash at closing and $1.1 million of the Company's common stock to be transferred in October 2019. The former owners of 2GET are eligible to receive additional cash consideration, which the Company estimates to be between $5.0 million and $15.0 million, based on the achievement of certain revenue and EBITDA milestones for the period from acquisition through 2023. When estimating the present value of future cash consideration, the Company accrued $5.9 million as of the acquisition date. The Company recorded an estimated $3.0 million of intangible assets and $7.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The fair value estimate of assets acquired and liabilities assumed, including the earnout liability, identifiable intangible assets and goodwill, is pending completion. The Company expects to finalize its estimates of fair value during the three months ended December 31, 2019.

9.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	September 30, 2019	December 31, 2018
Executive Search
Americas	$96,012	$88,410
Europe	23,949	24,924
Asia Pacific	8,325	8,758
Total Executive Search	128,286	122,092
Heidrick Consulting	36,257	36,257
Goodwill, gross	164,543	158,349
Accumulated impairment	(36,257)	(36,257)
Goodwill, net	$128,286	$122,092

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2019, are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Total
Gross goodwill at December 31, 2018	$88,410	$24,924	$8,758	$36,257	$158,349
Accumulated impairment	—	—	—	(36,257)	(36,257)
Net goodwill at December 31, 2018	88,410	24,924	8,758	—	122,092
2GET acquisition	7,504	—	—	—	7,504
Foreign currency translation	98	(975)	(433)	—	(1,310)
Net goodwill at September 30, 2019	$96,012	$23,949	$8,325	$—	$128,286

In September 2019 the Company acquired 2GET and included an estimate of the fair value of the acquired assets and liabilities as of the acquisition date in the Condensed Consolidated Balance Sheets. The Company included an estimated $7.5 million of goodwill related the acquisition in the Americas segment. The Company's estimate of the fair value of the acquired assets and liabilities is pending completion and is expected to be finalized during the three months ended December 31, 2019.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2019	December 31, 2018
Executive Search
Americas	$2,951	$52
Europe	1,412	2,086
Asia Pacific	65	78
Total Executive Search	4,428	2,216
Heidrick Consulting	—	—
Total other intangible assets, net	$4,428	$2,216

The Company recorded an estimate for customer relationships in the Americas segment of $3.0 million related to the acquisition of 2GET. The Company's estimate of the fair value of the acquired assets and liabilities is pending completion and is expected to be finalized during the three months ended December 31, 2019.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	September 30, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.2	$18,628	$(14,200)	$4,428	$15,910	$(13,694)	$2,216

Intangible asset amortization expense for the three months ended September 30, 2019 and 2018 was $0.2 million and $0.4 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2019 and 2018 was $0.7 million and $1.2 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2019, for the years ended December 31 is as follows:

Estimated Future Amortization
2019	$287
2020	998
2021	833
2022	723
2023	632
Thereafter	955
Total	$4,428

10.	Other Current Assets and Non-Current Liabilities

The components of other current assets are as follows:

	September 30, 2019	December 31, 2018
Contract assets	$22,776	$23,975
Other	5,190	5,623
Total other current assets	$27,966	$29,598

The components of other non-current liabilities are as follows:

	September 30, 2019	December 31, 2018
Premise related costs	$2,557	$15,473
Accrued earnout payments	5,862	—
Other	2,089	1,950
Total other non-current liabilities	$10,508	$17,423

11.	Line of Credit

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

As of September 30, 2019, and December 31, 2018, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under both facilities and no event of default existed.

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

On May 22, 2014, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 700,000 shares. On May 24, 2018, the stockholders of the Company approved an amendment to the 2012 Program to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 850,000 shares. As of September 30, 2019, 2,495,928 awards have been issued under the 2012 Program and 1,032,494 shares remain available for future awards, including 678,422 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Salaries and benefits (1)	$3,294	$2,911	$7,941	$6,200
General and administrative expenses	—	—	460	563
Income tax benefit related to stock-based compensation included in net income	870	771	2,219	1,792

(1) Includes $0.8 million and $1.2 million of expense related to cash settled restricted stock units for the three and nine months ended September 30, 2019, respectively. Includes $0.4 million of expense related to cash settled restricted stock units for the three and nine months ended September 30, 2018.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. Beginning in 2018, a portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the nine months ended September 30, 2019 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2018	512,446	$28.83
Granted	270,488	33.55
Vested and converted to common stock	(175,792)	24.19
Forfeited	(3,453)	34.43
Outstanding on September 30, 2019	603,689	$32.27

As of September 30, 2019, there was $11.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.8 years.

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

During the nine months ended September 30, 2019, performance stock units were granted to certain employees of the Company and are subject to a cliff vesting period of three years and certain other performance conditions. Half of award is based on the achievement of certain operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards based on total shareholder return was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Performance stock unit activity for the nine months ended September 30, 2019 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2018	197,117	$27.58
Granted	64,701	37.62
Vested and converted to common stock	(99,219)	25.04
Forfeited	—	—
Outstanding on September 30, 2019	162,599	$33.13

As of September 30, 2019, there was $3.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.1 years.

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

The Company recorded phantom stock-based compensation expense of $0.8 million and $1.2 million during the three and nine months ended September 30, 2019, respectively. The Company recorded phantom stock-based compensation expense of $0.4 million during the three and nine months ended September 30, 2018.

Phantom stock unit activity for the nine months ended September 30, 2019 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2018	111,673
Granted	154,387
Vested and converted to common stock	—
Forfeited	—
Outstanding on September 30, 2019	266,060

As of September 30, 2019, there was $5.2 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.6 years.

13. Restructuring

During the three months ended September 30, 2019, the Company recorded restructuring charges of $4.1 million related to the closing of the Company's legacy Brazil operations due to the acquisition of 2GET (see Note 8, Acquisitions). The restructuring charges primarily consist of employee-related costs for the Company's existing Brazil operations. The America's incurred $4.1 million in restructuring charges, while Global Operations Support incurred less than $0.1 million.

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

Changes to the accrual for restructuring charges for the nine months ended September 30, 2019, are as follows:

	Employee Related	Other	Total
Outstanding on December 31, 2018	$1,269	$17	$1,286
Restructuring charges	4,130	—	4,130
Cash payments	(1,554)	—	(1,554)
Non cash write offs	—	(17)	(17)
Other	4	—	4
Exchange rate fluctuations	(74)	—	(74)
Outstanding on September 30, 2019	$3,775	$—	$3,775

14.	Income Taxes

The Company reported income before taxes of $14.8 million and an income tax provision of $4.9 million for the three months ended September 30, 2019. The Company reported income before taxes of $23.2 million and an income tax provision of $6.7 million for the three months ended September 30, 2018. The effective tax rates for the three months ended September 30, 2019 and 2018, were 32.9% and 29.0%, respectively. The effective tax rate for the three months ended September 30, 2019 was impacted by one-time items and the mix of income. The effective tax rate for the three months ended September 30, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act enacted on December 22, 2017 in the United States.

The Company reported income before taxes of $53.1 million and an income tax provision of $16.8 million for the nine months ended September 30, 2019. The Company reported income before taxes of $54.5 million and an income tax provision of $16.4 million for the nine months ended September 30, 2018. The effective tax rates for the nine months ended September 30, 2019 and 2018, were 31.7% and 30.1%, respectively. The effective tax rate for the nine months ended September 30, 2019 was impacted by one-time items and the mix of income. The effective tax rate for the nine months ended September 30, 2018 was impacted by one-time items and the Tax Cuts and Jobs Act enacted on December 22, 2017 in the United States.

The Company estimates that its effective tax rate for the year ended December 31, 2019, will be between 31% and 34%. The full year effective rate for 2019 is primarily the result of one-time items and the mix of income.

15.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the nine months ended September 30, 2019 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2018	$—	$5,258	$(1,196)	$4,062
Other comprehensive income before classification, net of tax	12	(1,024)	—	(1,012)
Net current period other comprehensive income	12	(1,024)	—	(1,012)
Balance at September 30, 2019	$12	$4,234	$(1,196)	$3,050

16.	Segment Information

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Executive Search
Americas	$108,878	$106,504	$308,700	$295,499
Europe	34,827	37,452	103,244	110,419
Asia Pacific	22,784	28,095	71,394	78,460
Total Executive Search	166,489	172,051	483,338	484,378
Heidrick Consulting	15,685	15,537	43,552	46,340
Revenue before reimbursements (net revenue)	182,174	187,588	526,890	530,718
Reimbursements	4,344	4,753	14,075	13,970
Total revenue	$186,518	$192,341	$540,965	$544,688

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income (loss)
Executive Search
Americas (1)	$23,211	$23,341	$74,211	$69,988
Europe	466	904	3,788	6,453
Asia Pacific	2,421	6,414	10,642	13,608
Total Executive Search	26,098	30,659	88,641	90,049
Heidrick Consulting	(3,150)	(1,761)	(12,770)	(10,988)
Total segment operating income	22,948	28,898	75,871	79,061
Global Operations Support (1)	(8,476)	(8,315)	(26,655)	(26,896)
Total operating income	$14,472	$20,583	$49,216	$52,165

(1)	2019 includes restructuring charges of $4.1 million in the Americas and less than $0.1 million in Global Operations Support.

17.	Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2024. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $2.6 million as of September 30, 2019. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

We provide our services to a broad range of clients through the expertise of over 450 consultants located in major cities around the world.
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

Fourth Quarter 2019 Outlook

We are currently forecasting 2019 fourth quarter net revenue of between $170 million and $180 million. Our 2019 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in September 2019.

Our 2019 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2018 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	2.4	2.5	2.7	2.6
Total revenue	102.4	102.5	102.7	102.6

Operating expenses
Salaries and benefits	71.6	71.4	70.6	70.3
General and administrative expenses	18.2	17.6	19.3	19.9
Restructuring charges	2.3	—	0.8	—
Reimbursed expenses	2.4	2.5	2.7	2.6
Total operating expenses	94.4	91.6	93.3	92.8

Operating income	7.9	11.0	9.3	9.8

Non-operating income (expense)
Interest, net	0.4	0.1	0.4	0.1
Other, net	(0.3)	1.3	0.4	0.3
Net non-operating income	0.2	1.4	0.7	0.4

Income before income taxes	8.1	12.4	10.1	10.3

Provision for income taxes	2.7	3.6	3.2	3.1

Net income	5.5%	8.8%	6.9%	7.2%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 16, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Executive Search
Americas	$108,878	$106,504	$308,700	$295,499
Europe	34,827	37,452	103,244	110,419
Asia Pacific	22,784	28,095	71,394	78,460
Total Executive Search	166,489	172,051	483,338	484,378
Heidrick Consulting	15,685	15,537	43,552	46,340
Revenue before reimbursements (net revenue)	182,174	187,588	526,890	530,718
Reimbursements	4,344	4,753	14,075	13,970
Total revenue	$186,518	$192,341	$540,965	$544,688

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income (loss)
Executive Search
Americas (1)	$23,211	$23,341	$74,211	$69,988
Europe	466	904	3,788	6,453
Asia Pacific	2,421	6,414	10,642	13,608
Total Executive Search	26,098	30,659	88,641	90,049
Heidrick Consulting	(3,150)	(1,761)	(12,770)	(10,988)
Total segment operating income	22,948	28,898	75,871	79,061
Global Operations Support (1)	(8,476)	(8,315)	(26,655)	(26,896)
Total operating income	$14,472	$20,583	$49,216	$52,165

(1)	2019 includes restructuring charges of $4.1 million in the Americas and less than $0.1 million in Global Operations Support.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Total revenue. Consolidated total revenue decreased $5.8 million, or 3.0%, to $186.5 million for the three months ended September 30, 2019, from $192.3 million for the three months ended September 30, 2018. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $5.4 million, or 2.9%, to $182.2 million for the three months ended September 30, 2019 from $187.6 million for the three months ended September 30, 2018. Foreign exchange rate fluctuations negatively impacted results by $2.5 million, or 1.3%. Executive Search net revenue was $166.5 million for the three months ended September 30, 2019, a decrease of $5.6 million, or 3.2%, compared to the three months ended September 30, 2018. Heidrick Consulting net revenue increased $0.1 million, or 1.0%, to $15.7 million for the three months ended September 30, 2019, from $15.5 million for the three months ended September 30, 2018.

The number of Executive Search and Heidrick Consulting consultants was 380 and 71, respectively, as of September 30, 2019, compared to 346 and 66, respectively, as of September 30, 2018. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.8 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively. The number of confirmed searches decreased 3.1% compared to 2018. The average revenue per executive search decreased to $133,500 for the three months ended September 30, 2019, compared to $133,700 for the three months ended September 30, 2018. The decrease in Heidrick Consulting net revenue is primarily due to a decrease in revenue per consulting engagement, partially offset by an increase in engagements.

Salaries and benefits. Consolidated salaries and benefits expense decreased $3.5 million, or 2.6%, to $130.5 million for the three months ended September 30, 2019 from $133.9 million for the three months ended September 30, 2018. The decrease was due to lower fixed compensation of $0.6 million and lower variable compensation of $2.8 million. Fixed compensation decreased primarily due to talent acquisition and retention costs, and deferred compensation plan expenses related to participant contributions and market fluctuations, partially offset by increases in base salaries and payroll taxes, retirement and benefits, and stock compensation. Variable compensation decreased due to a decline in consultant productivity. Foreign exchange rate fluctuations positively impacted results by $1.8 million, or 1.4%.

For the three months ended September 30, 2019, we had an average of 1,692 employees compared to an average of 1,584 employees for the three months ended September 30, 2018.

As a percentage of net revenue, salaries and benefits expense was 71.6% for the three months ended September 30, 2019, compared to 71.4% for the three months ended September 30, 2018.

General and administrative expenses. Consolidated general and administrative expenses was consistent at $33.1 million for the three months ended September 30, 2019, and 2018. General and administrative expenses were impacted by increases in bad debt, and internal travel expenses, offset by decreases in professional fees, amortization and accretion, and office occupancy. Foreign exchange rate fluctuations positively impacted results by $0.5 million, or 1.4%.

As a percentage of net revenue, general and administrative expenses were 18.2% for the three months ended September 30, 2019, compared to 17.6% for the three months ended September 30, 2018.

Restructuring charges The Company incurred approximately $4.1 million in restructuring charges during the three months ended September 30, 2019 in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses are primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations.

Operating income. Consolidated operating income was $14.5 million for the three months ended September 30, 2019, compared to $20.6 million for the three months ended September 30, 2018. Excluding restructuring charges, the Company reported operating income of $18.6 million. Foreign exchange rate fluctuations negatively impacted operating income by $0.2 million, or 1.1%.

Net non-operating income (expense). Net non-operating income was $0.4 million for the three months ended September 30, 2019, compared to $2.6 million for the three months ended September 30, 2018.

Interest, net, was $0.8 million for the three months ended September 30, 2019, compared to $0.3 million for the three months ended September 30, 2018. The increase was primarily due to interest earned on marketable securities, which are primarily comprised of investments in U.S. Treasury Bills.

Other, net, was expense of $0.5 million and income of $2.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase was the result of losses on the disposal of assets and a decrease in realized gains on the deferred compensation plan assets.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $108.9 million for the three months ended September 30, 2019, an increase of 2.2% from $106.5 million for the three months ended September 30, 2018. The increase in net revenue was driven by an increase in average revenue per executive search. The Consumer, Industrial, and Global Technology and Services practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations did not impact results. There were 201 Partner and Principal consultants as of September 30, 2019, compared to 174 as of September 30, 2018.

Salaries and benefits expense decreased $2.1 million, or 2.9%, compared to the three months ended September 30, 2018. Fixed compensation decreased $0.7 million, primarily due to talent acquisition and retention costs, and deferred compensation plan expenses related to participant contributions and market fluctuations, partially offset by increases in base salaries and payroll taxes, retirement and benefits, and stock compensation. Variable compensation decreased $1.4 million due to lower consultant productivity.

General and administrative expenses increased $0.5 million, or 4.5%, compared to the three months ended September 30, 2018, primarily due to internal travel, and office occupancy, partially offset by decreases in the use of external third-party consultants.

Restructuring charges The Company incurred approximately $4.1 million in restructuring charges during the three months ended September 30, 2019 in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses are primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations.

Operating income was $23.2 million for the three months ended September 30, 2019, a decrease of $0.1 million compared to $23.3 million for the three months ended September 30, 2018. Excluding restructuring charges, the Company reported operating income of $27.3 million.

Europe

Europe reported net revenue of $34.8 million for the three months ended September 30, 2019, a decrease of 7.0% from $37.5 million for the three months ended September 30, 2018. The decrease in net revenue was due to a 7.6% decrease in the revenue per search. The Global Technology and Services, Financial Services, and Life Science practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.7 million, or 4.6%. There were 108 Partner and Principal consultants as of September 30, 2019, compared to 100 as of September 30, 2018.

Salaries and benefits expense decreased $0.9 million, or 3.4%, compared to the three months ended September 30, 2018. Fixed compensation increased $0.2 million for the three months ended September 30, 2019. The increase in fixed compensation was primarily due to talent acquisition and retention costs, and stock compensation, partially offset by decreases in retirement and benefits and separation. Variable compensation decreased $1.2 million due to a decline in consultant productivity.

General and administrative expense decreased $1.3 million, or 13.5%, compared to the three months ended September 30, 2018, primarily due to decreases in professional fees, office occupancy, and internal travel, partially offset by a change in estimate related to earnout liabilities.

The Europe segment reported operating income of $0.5 million for the three months ended September 30, 2019, a decrease of $0.4 million compared to $0.9 million for the three months ended September 30, 2018.

Asia Pacific

Asia Pacific reported net revenue of $22.8 million for the three months ended September 30, 2019, a decrease of 18.9% compared to $28.1 million for the three months ended September 30, 2018. The decrease in net revenue was due to a 9.7% decrease in the number of executive search confirmations over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.4 million, or 1.8%. There were 71 Partner and Principal consultants as of September 30, 2019, compared to 72 as of September 30, 2018.

Salaries and benefits expense decreased $1.4 million, or 8.3%, compared to the three months ended September 30, 2018. Fixed compensation decreased $0.6 million due to talent acquisition and retention costs, and base salaries and payroll taxes, partially offset by increases in retirement and benefits and stock compensation. Variable compensation decreased $0.8 million due to a decline in consultant productivity.

General and administrative expenses increased $0.1 million, or 1.7%, compared to the three months ended September 30, 2018, primarily due to an increase in bad debt.

The Asia Pacific segment reported operating income of $2.4 million for the three months ended September 30, 2019, a decrease of $4.0 million compared to the three months ended September 30, 2018.

Heidrick Consulting

Heidrick Consulting reported net revenue of $15.7 million for the three months ended September 30, 2019, an increase of 1.0% compared to $15.5 million for the three months ended September 30, 2018. The increase in Heidrick Consulting net revenue is primarily due to a decrease in revenue per consulting engagement, partially offset by an increase in the number of engagements executed. Foreign exchange rate fluctuations negatively impacted results by $0.3 million, or 2.0%. There were 71 Heidrick Consulting Partner and Principal consultants at September 30, 2019, compared to 66 at September 30, 2018.

Salaries and benefits expense increased $1.2 million, or 9.9%, compared to the three months ended September 30, 2018. Fixed compensation increased $0.7 million due to base salaries and payroll taxes, and retirement and benefits, partially offset by a decrease in talent acquisition and retention costs. Variable compensation increased $0.6 million due to an increase in consultant productivity.

General and administrative expenses increased $0.3 million, or 6.3%, compared to the three months ended September 30, 2018, primarily due to the use of external third-party consultants, internal travel, and professional fees, partially offset by decreases in information technology and office occupancy.

The Heidrick Consulting segment reported an operating loss of $3.2 million for the three months ended September 30, 2019, an increase of $1.4 million compared to an operating loss of $1.8 million for the three months ended September 30, 2018.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2019, increased $0.2 million, or 1.9%, to $8.5 million from $8.3 million for the three months ended September 30, 2018.

Salaries and benefits expense decreased $0.3 million, or 4.7%, due to stock compensation, partially offset by an increase in retirement and benefits.

General and administrative expenses increased $0.4 million, or 13.1%, primarily due to professional fees and information technology, partially offset by decreases in office occupancy and internal travel.

Restructuring charges The Company incurred less than $0.1 million in restructuring charges during the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Total revenue. Consolidated total revenue decreased $3.7 million, or 0.7%, to $541.0 million for the nine months ended September 30, 2019, from $544.7 million for the nine months ended September 30, 2018. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $3.8 million, or 0.7%, to $526.9 million for the nine months ended September 30, 2019 from $530.7 million for the nine months ended September 30, 2018. Foreign exchange rate fluctuations negatively impacted results by $10.3 million, or 1.9%. Executive Search net revenue was $483.3 million for the nine months ended September 30, 2019, a decrease of $1.0 million, or 0.2% compared to the nine months ended September 30, 2018. Heidrick Consulting net revenue decreased $2.8 million, or 6.0%, to $43.6 million for the nine months ended September 30, 2019, from $46.3 million for the nine months ended September 30, 2018.

The number of Executive Search and Heidrick Consulting consultants was 380 and 71, respectively, as of September 30, 2019, compared to 346 and 66, respectively, as of September 30, 2018. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.7 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. The number of confirmed searches decreased 3.5% compared to 2018. The average revenue per executive search increased to $127,100 for the nine months ended September 30, 2019, compared to $122,800 for the nine months ended September 30, 2018. The decrease in Heidrick Consulting net revenue is primarily due to a decrease in revenue per consulting engagement, partially offset by an increase in engagements.

Salaries and benefits. Consolidated salaries and benefits expense decreased $1.1 million, or 0.3%, to $371.9 million for the nine months ended September 30, 2019 from $373.0 million for the nine months ended September 30, 2018. The decrease was due to lower variable compensation of $7.9 million, partially offset by higher fixed compensation of $6.8 million. Fixed compensation increased primarily due to retirement and benefits, the deferred compensation plan expenses related to participant contributions and market fluctuations, and stock compensation, partially offset by a decrease in talent acquisition and retention costs. Variable compensation decreased primarily due to a decline in consultant productivity. Foreign exchange rate fluctuations positively impacted results by $7.3 million, or 1.9%.

For the nine months ended September 30, 2019, we had an average of 1,653 employees compared to an average of 1,613 employees for the nine months ended September 30, 2018.

As a percentage of net revenue, salaries and benefits expense was 70.6% for the nine months ended September 30, 2019, compared to 70.3% for the nine months ended September 30, 2018.

General and administrative expenses. Consolidated general and administrative expenses decreased $3.9 million, or 3.7%, to $101.6 million for the nine months ended September 30, 2019, from $105.5 million for the nine months ended September 30, 2018. The decrease is primarily due to lower professional fees, intangible amortization, earnout accretion, and office occupancy partially offset by increases in the use of external third-party consultants by Heidrick Consulting, internal travel, bad debt, and taxes and licenses. Foreign exchange rate fluctuations positively impacted results by $1.9 million, or 1.8%.

As a percentage of net revenue, general and administrative expenses were 19.3% for the nine months ended September 30, 2019, compared to 19.9% for the nine months ended September 30, 2018.

Restructuring charges The Company incurred approximately $4.1 million in restructuring charges during the three months ended September 30, 2019 in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses are primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations.

Operating income. Consolidated operating income was $49.2 million for the nine months ended September 30, 2019, compared to $52.2 million for the nine months ended September 30, 2018. Foreign exchange rate fluctuations negatively impacted operating income by $1.1 million, or 2.3%. Excluding the impact of restructuring charges in 2019, operating income increased $1.2 million, or 2.3%, to $53.3 million from $52.2 million.

Net non-operating income (expense). Net non-operating income was $3.9 million for the nine months ended September 30, 2019, compared to $2.3 million for the nine months ended September 30, 2018.

Interest, net, was $2.0 million for the nine months ended September 30, 2019, and $0.5 million for the nine months ended September 30, 2018. The increase was primarily due to interest earned on marketable securities, which are primarily comprised of investments in U.S. Treasury Bills.

Other, net, was $1.9 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily the result of gains on the deferred compensation plan assets and a decrease in foreign exchange losses.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $308.7 million for the nine months ended September 30, 2019, an increase of 4.5% from $295.5 million for the nine months ended September 30, 2018. The increase in net revenue was driven by a 2.6% increase in the number of executive search confirmations coupled with an increase in average revenue per executive search. All industry practice groups contributed to net revenue growth, with the exception of the Education and Social Enterprises, and Financial Services practice groups. There were 201 Partner and Principal consultants as of September 30, 2019, compared to 174 as of September 30, 2018.

Salaries and benefits expense increased $3.6 million, or 1.9%, compared to the nine months ended September 30, 2018. Fixed compensation increased $8.0 million, primarily due to base salaries and payroll taxes, deferred compensation plan expenses related to participant contributions and market fluctuations, retirement and benefits, and stock compensation, partially offset by a decrease in talent acquisition and retention costs. Variable compensation decreased $4.4 million primarily lower consultant productivity.

General and administrative expenses increased $1.2 million, or 3.5%, compared to the nine months ended September 30, 2018, primarily due to internal travel expenses, office occupancy, and taxes and licenses, partially offset by a decrease in professional fees.

Restructuring charges The Company incurred approximately $4.1 million in restructuring charges during the three months ended September 30, 2019 in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses are primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations.

Operating income was $74.2 million for the nine months ended September 30, 2019, an increase of $4.2 million compared to $70.0 million for the nine months ended September 30, 2018. Excluding the impact of restructuring charges in 2019, operating income increased $8.3 million, or 11.9%, to $78.3 million from $70.0 million.

Europe

Europe reported net revenue of $103.2 million for the nine months ended September 30, 2019, a decrease of 6.5% from $110.4 million for the nine months ended September 30, 2018. The decrease in net revenue was due to a decrease in the number of executive search confirmations as well as a decrease in average revenue per executive search. The Global Technology and Services practice group exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $6.3 million, or 5.8%. There were 108 Partner and Principal consultants as of September 30, 2019, compared to 100 as of September 30, 2018.

Salaries and benefits expense decreased $1.7 million, or 2.2%, compared to the nine months ended September 30, 2018. Fixed compensation decreased $0.1 million for the nine months ended September 30, 2019. The decrease in fixed compensation was primarily due to base salaries and payroll taxes, partially offset by increases in talent acquisition and retention costs, separation, and stock compensation. Variable compensation decreased $1.6 million due to a decline in consultant productivity.

General and administrative expense decreased $2.8 million, or 10.8%, compared to the nine months ended September 30, 2018, primarily due to professional fees, internal travel, intangible amortization, and earnout accretion.

The Europe segment reported operating income of $3.8 million for the nine months ended September 30, 2019, a decrease of $2.7 million compared to $6.5 million for the nine months ended September 30, 2018.

Asia Pacific

Asia Pacific reported net revenue of $71.4 million for the nine months ended September 30, 2019, a decrease of 9.0% compared to $78.5 million for the nine months ended September 30, 2018. The decrease in net revenue was due to a decrease in the number of executive search confirmations, partially offset by an increase in average revenue per executive search. All industry practice groups contributed to the decline in net revenue. Foreign exchange rate fluctuations negatively impacted results by $2.5 million, or 3.4%. There were 71 Partner and Principal consultants as of September 30, 2019, compared to 72 as of September 30, 2018.

Salaries and benefits expense decreased $3.9 million, or 7.8%, compared to the nine months ended September 30, 2018. Fixed compensation decreased $3.4 million due to base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by an increase in stock compensation. Variable compensation decreased $0.5 million due to a decline in consultant productivity.

General and administrative expenses decreased $0.2 million, or 1.4%, compared to the nine months ended September 30, 2018, primarily due to lower office occupancy and professional fees, partially offset by increases in bad debt, and internal travel.

The Asia Pacific segment reported operating income of $10.6 million for the nine months ended September 30, 2019, a decrease of $3.0 million compared to the nine months ended September 30, 2018.

Heidrick Consulting

Heidrick Consulting reported net revenue of $43.6 million for the nine months ended September 30, 2019, a decrease of 6.0% compared to $46.3 million for the nine months ended September 30, 2018. The decrease in Heidrick Consulting net revenue is primarily due to a decrease in revenue per consulting engagement, partially offset by an increase in the number of engagements executed. Foreign exchange rate fluctuations negatively impacted results by $1.0 million, or 2.2%. There were 71 Heidrick Consulting Partner and Principal consultants at September 30, 2019, compared to 66 at September 30, 2018.

Salaries and benefits expense increased $0.8 million, or 2.0%, compared to the nine months ended September 30, 2018. Fixed compensation increased $2.5 million due to increases in base salaries and payroll taxes, retirement and benefits, talent acquisition and retention costs, and stock compensation. Variable compensation decreased $1.8 million due to a decline in consultant productivity.

General and administrative expenses decreased $1.8 million, or 9.8%, compared to the nine months ended September 30, 2018, primarily due to a reduction in professional fees, information technology, office occupancy, intangible amortization, and earnout accretion, partially offset by an increase in the use of external third-party consultants and internal travel.

The Heidrick Consulting segment reported an operating loss of $12.8 million for the nine months ended September 30, 2019, an increase of $1.8 million compared to an operating loss of $11.0 million for the nine months ended September 30, 2018.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2019, decreased $0.2 million, or 0.9%, to $26.7 million from $26.9 million for the nine months ended September 30, 2018. Excluding the impact of restructuring charges in 2019, expenses decreased $0.3 million, or 1.0%, to $26.6 million from $26.9 million.

Salaries and benefits expense was consistent with the prior year, due to increases in variable compensation, retirement and benefits, and base salaries and payroll taxes, offset by decreases in separation and stock compensation.

General and administrative expenses decreased $0.3 million, or 2.7%, primarily due to lower professional fees, including audit and legal fees, internal travel, and office occupancy, partially offset by increases in information technology and taxes and licenses.

Restructuring charges The Company incurred less than $0.1 million in restructuring charges during the nine months ended September 30, 2019.

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

As of September 30, 2019, and December 31, 2018, we had no outstanding borrowings and were in compliance with the financial and other covenants under both facilities and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at September 30, 2019, December 31, 2018, and September 30, 2018 were $218.9 million, $279.9 million and $164.2 million, respectively. The $218.9 million of cash, cash equivalents and marketable securities at September 30, 2019, includes $93.7 million held by our foreign subsidiaries. A portion of the $93.7 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. For the nine months ended September 30, 2019, cash used in operating activities was $35.4 million. This use of cash was primarily the result of cash bonus payments related to 2018 and prior year cash bonus deferrals partially offset by an increase in 2019 bonus accruals, and an increase in accounts receivable of $37.0 million, partially offset by net income of $36.3 million.

Cash used in operating activities was $22.9 million for the nine months ended September 30, 2018, primarily due to cash bonus payments related to 2017 and prior year cash bonus deferrals, an increase in accounts receivable of $60.1 million and restructuring payments of $10.8 million, partially offset by net income of $38.1 million.

Cash flows used in investing activities. Cash used in investing activities was $50.1 million for the nine months ended September 30, 2019, primarily due to purchases of available for sale investments of $83.1 million, the $3.5 million acquisition of 2GET and capital expenditures of $2.6 million for office build-outs, partially offset by proceeds from available for sale investments of $39.2 million.

Cash used in investing activities was $7.2 million for the nine months ended September 30, 2018, primarily due to the $3.1 million acquisition of Amrop, capital expenditures of $4.9 million, and purchases of available for sale investments of $2.0 million, partially offset by proceeds from sales available for sale investments of $2.9 million.

Cash flows used in financing activities. Cash used by financing activities was $15.3 million for the nine months ended September 30, 2019, primarily due to dividend payments of $8.9 million, employee tax withholding payments on equity transactions of $4.6 million, and the final earnout payments for the Scambler MacGregor and DSI acquisitions of $1.9 million.

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

The adoption of this guidance had a material impact on the Condensed Consolidated Balance Sheet as of September 30, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing prepaid and accrued rent balances from other line items within the Condensed Consolidated Balance Sheet. The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the three and six months ended September 30, 2019. The adoption had no impact on the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for three months ended September 30, 2019 by approximately $1.0 million. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of September 30, 2019, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $1.8 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by geographic segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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
Date: October 28, 2019

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller