Form 10-K
period 2019-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2020-02-24
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(312) 496-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.01 par value	HSII	Nasdaq Stock Market LLC (Nasdaq Global Stock Market)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 28, 2019 was approximately $484,944,428 based upon the closing market price of $29.97 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of February 21, 2020, there were 19,170,352 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2020, are incorporated by reference into Part III of this Form 10-K.

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

Our service offerings include the following:

Executive Search. We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several competitive advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our executive search services primarily on a retained basis, recruiting senior executives whose first-year base salary and bonus averaged approximately $396,000 in 2019 on a worldwide basis.

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

Heidrick Consulting. In 2018, we combined our Leadership Consulting and Culture Shaping businesses to create Heidrick Consulting, a comprehensive offering of the firm's leadership advisory services. Our consulting services include leadership assessment and development, executive coaching and on-boarding, succession planning, team and board effectiveness, organizational performance acceleration, workforce planning and culture shaping. Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Heidrick Consulting represented less than 10% of our net revenue in 2019.

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

Geographic Structure. We provide senior-level executive search and consulting services to our clients worldwide through a network of 54 offices in 28 countries. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with managing global operations, social and political instability, legal and regulatory requirements, potential adverse tax consequences and currency fluctuations in our international operations. For a more complete description of the risks associated with our business see the Section in this Form 10-K entitled “Item 1A - Risk Factors”.

In addition to our wholly owned subsidiaries, our worldwide network includes affiliate relationships in Finland, South Africa and Turkey. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees are less than 1% of our net revenue.

Segment Information. We operate our Executive Search services in three geographic regions, each of which is reported as a separate reporting segment: the Americas (which includes the countries in North and South America); Europe (which includes the continents of Europe and Africa); and Asia Pacific (which includes Asia and the region generally known as the Middle East). Our Heidrick Consulting reporting segment operates globally.

Americas Executive Search. As of December 31, 2019, we had 200 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago, and Boston.

Europe Executive Search. As of December 31, 2019, we had 107 consultants in our Europe segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, France, and Germany.

Asia Pacific Executive Search. As of December 31, 2019, we had 73 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are China (including Hong Kong), Australia, and Dubai.

Heidrick Consulting. As of December 31, 2019, we had 71 consultants in our Heidrick Consulting segment. The largest countries in this segment, as defined by net revenue, are the United States, the United Kingdom, and Dubai.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2019	2018	2017
Executive Search
Americas	58%	57%	55%
Europe	19%	20%	20%
Asia Pacific	14%	14%	14%
Heidrick Consulting	9%	9%	11%

For financial information relating to each segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and consulting businesses operate in six broad industry practices listed below. These industry practices and their relative sizes, as measured by billings for 2019, 2018 and 2017, are as follows:

	Percentage of Billings
Global Industry Practices	2019	2018	2017
Financial Services	26%	28%	27%
Industrial	21	21	18
Global Technology & Services	21	20	22
Consumer Markets	17	16	17
Healthcare & Life Sciences	12	11	12
Education, Non-Profit & Social Enterprise	3	4	4
	100%	100%	100%

Within each broad industry practice are a number of industry sub-sectors. Consultants often specialize in one or more sub-sectors to provide clients with market intelligence and candidate knowledge specific to their industry. For example, within the Financial Services sector, our business is diversified amongst a number of industry sub-sectors including Asset & Wealth Management, Consumer & Commercial Finance, Commodities, Corporate and Transaction Banking, Global Markets, Hedge Fund, Infrastructure, Investment Banking, Insurance, Private Equity Investment Professionals and Real Estate.

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

No single client accounted for more than 2% of our net revenue in 2019, and no more than 3% in 2018 or 2017. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 7% in 2019, 6% in 2018, and 7% in 2017.

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

Our consulting business’ proprietary Web-based system, Culture Connect, is integral to the culture-shaping process. This technology platform enables our consultants to administer, analyze and interpret online Corporate Culture Profiles™ surveys to develop clarity around team and organizational need and desired outcomes. In addition, we gather data using our online Culture Impact Survey™ to determine which culture-shaping concepts are being utilized by individuals and the team as a whole.

Professional Staff and Employees

Our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. As of December 31, 2019, we had a headcount of 1,780, consisting of 451 consultants (380 related to Executive Search and 71 related to Heidrick Consulting), 591 associates and 738 other search, support and Global Operations Support staff.

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

Regulation

We are subject to the U.S. securities laws and general corporate and commercial laws and regulations of the locations which we serve. These include regulations regarding anti-bribery, privacy and data protection, intellectual property, data security, data retention, personal information, economic or other trade prohibitions or sanctions. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. In the U.S., California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020 and which provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. In addition, several other U.S. states are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Most notably, certain aspects of our business are subject to the European Union's General Data Protection Regulation ("GDPR") which became effective on May 25, 2018. We have a GDPR compliance program to facilitate our ongoing efforts to comply with GDPR regulations. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to change.

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

Our success depends upon our ability to attract, integrate, develop, manage and retain quality consultants with the skills and experience necessary to fulfill our clients’ needs and achieve our operational and financial goals. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, disparity in compensation relative to our competitors, modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire, develop and retain qualified consultants, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to integrate newly hired consultants successfully into our operations and to manage the performance of our consultants.

Failure to successfully integrate newly hired consultants or to manage the performance of our consultants could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. There is also a risk that unanticipated turnover in senior leadership could stall company activity, interrupt strategic vision or lower productive output which may adversely affect our business, financial condition and results of operations.

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

There are limited barriers to entry into the search industry and new search firms continue to enter the market. Executive search firms that have a smaller client base than we do may be subject to fewer off-limits arrangements. In addition, our clients or prospective clients may decide to perform executive searches using in-house personnel. Also, as Internet-based firms continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly disrupting the executive search industry. As a result, we may not be able to continue to compete effectively with existing or potential competitors and we may not be able to implement our leadership strategy effectively. Our inability to meet these competitive challenges could have an adverse effect on our business, financial condition and results of operations.

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

Data security, data privacy and data protection laws, such as GDPR and CCPA , and other evolving regulations and cross-border data transfer restrictions, may limit the use of our services and adversely affect our business.

We are or may become subject to a variety of laws and regulations in the European Union (including GDPR), United States (including CCPA) and abroad regarding data privacy, protection and security. As these laws continue to evolve, we may be required to make changes to, or eliminate altogether of, our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting or eliminating our storage, transfer and processing of data and, in some cases, limiting or eliminating our service and/or solution offerings in certain locations. Changes in these laws may also increase our potential exposure through significantly higher potential penalties for non-compliance or limitations on the use or transfer of data. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demands in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition and results of operations.

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

Our multinational operations may be adversely affected by social, political, regulatory, legal and economic, and public health risks.

We generate substantial revenue outside the United States. We offer our services through a global network of offices around the world. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across our existing and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in our operations, which could have a significant impact on our business, financial condition and results of operations. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could adversely affect our business, financial condition and results of operations. We could also be adversely affected by a public health epidemic, including the recent outbreak of coronavirus in China.  Consequences of the coronavirus outbreak have included disruptions or restrictions on our ability to travel and temporary closures our China offices.  Our business, financial condition and results of operations could suffer to the extent that the coronavirus outbreak harms the Chinese economy in general.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2019, approximately 40% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our business, financial condition and results of operations.

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

In accordance with generally accepted accounting principles, we perform assessments of the carrying value of our goodwill at least annually, and we review our goodwill, other intangible assets and other long-lived assets for impairment whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These events and circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the fair market value of one of our reporting units or other long-term assets is less than the carrying amount of the related assets, we would be required to record an impairment charge. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

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

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We have a program in place to detect and respond to data security incidents. However, we remain potentially vulnerable to additional known or unknown threats. We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and client-imposed controls. Despite our efforts to protect such information or systems, we may be vulnerable to security breaches, ransomware, theft, lost data, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action which could result in a negative impact to our results of operations.

The expansion of social media platforms presents new risks and challenges that can cause damage to our brand and reputation.

There has been a marked increase in the use of social media platforms, including weblogs (or blogs), social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. The inappropriate and/or unauthorized use of such media vehicles by our clients or employees could increase our costs, cause damage to our brand, lead to litigation or result in information leakage, including the improper collection and/or dissemination of personally identifiable information of candidates and clients. In addition, negative or inaccurate posts or comments about us on any social networking platforms could damage our reputation, brand image and goodwill.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 51 cities in 25 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate office space under lease was 460,263 square feet as of December 31, 2019. Our office leases call for future minimum lease payments of approximately $120.6 million and have terms that expire between 2020 and 2030, exclusive of renewal options that we can exercise.

Our office space by geographic segment as of December 31, 2019 is as follows:

Square Footage
Americas	259,661
Europe	111,337
Asia Pacific	89,265
Total	460,263

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock, $0.01 par value, is listed on the Nasdaq Global Stock market under the symbol "HSII".

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 11 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2014.

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

* Assuming $100 invested on 12/31/14 in HSII or index, including reinvestment of dividends.
Prepared by: Zacks Investment Research, Inc.
Copyright: Standard and Poor’s, Inc.

Dividends

From September 2007 through December 2018, we paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. Beginning with the dividend paid on March 22, 2019, we began paying a quarterly cash dividend of $0.15 per share as approved by our Board of Directors. In 2019, the total cash dividend paid was $0.60 per share.

In February 2020, our Board of Directors approved a quarterly dividend of $0.15 per share on our common stock which will be paid on March 20, 2020 to shareholders of record as of March 6, 2020.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2019 and 2018, we paid $0.4 million and $0.2 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million. We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2019. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2019, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we issued 38,553 shares of our common stock as partial consideration for our acquisition of 2GET Holdings Limited as described in Note 8, Acquisitions. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933 as a transaction not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited consolidated financial statements. The data as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, is derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. Other than noted below, the data as of December 31, 2017, 2016 and 2015, and for the years ended December 31, 2016 and 2015, are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share and other operating data)
Statements of Operations Data:
Revenue:
Revenue before reimbursements (net revenue)	$706,924	$716,023	$621,400	$582,390	$531,139
Reimbursements	18,690	19,632	18,656	18,516	17,172
Total revenue	725,614	735,655	640,056	600,906	548,311
Operating expenses:
Salaries and benefits	501,791	506,349	434,219	400,070	369,385
General and administrative expenses	137,492	140,817	147,316	147,087	127,692
Impairment charges (1)	—	—	50,722	—	—
Restructuring charges (2)	4,130	—	15,666	—	—
Reimbursed expenses	18,690	19,632	18,656	18,516	17,172
Total operating expenses	662,103	666,798	666,579	565,673	514,249
Operating income (loss)	63,511	68,857	(26,523)	35,233	34,062
Non-operating income (expense):
Interest, net	2,880	1,141	385	244	(122)
Other, net	2,898	494	(3,280)	2,289	(2,386)
Net non-operating income (expense)	5,778	1,635	(2,895)	2,533	(2,508)
Income (loss) before income taxes	69,289	70,492	(29,418)	37,766	31,554
Provision for income taxes	22,420	21,197	19,217	22,353	14,422
Net income (loss)	$46,869	$49,295	$(48,635)	$15,413	$17,132
Basic weighted average common shares outstanding	19,103	18,917	18,735	18,540	18,334
Diluted weighted average common shares outstanding	19,551	19,532	18,735	18,939	18,715
Basic net income (loss) per common share	$2.45	$2.61	$(2.60)	$0.83	$0.93
Diluted net income (loss) per common share	$2.40	$2.52	$(2.60)	$0.81	$0.92
Cash dividends paid per share	$0.60	$0.52	$0.52	$0.52	$0.52
Balance Sheet Data (at end of period):
Working capital (3)	$149,140	$131,916	$77,998	$77,838	$79,533
Total assets (3)	844,173	700,629	587,204	581,502	572,718
Long-term debt, less current maturities	—	—	—	—	—
Stockholders’ equity	309,115	267,156	212,705	258,590	254,802

(1)	Includes impairment charges of $50.7 million related to Heidrick Consulting in 2017 (See Note 9, Goodwill and Other Intangible Assets).

(2)
Includes restructuring charges of $4.1 million and $15.7 million in 2019 and 2017, respectively. The 2019 charges primarily consist of employee-related costs associated with severance arrangements. The 2017 charges consist of $13.1 million of employee-related costs associated with severance arrangements, $2.3 million in professional fees and other expenses and $0.3 million in real estate related expenses (See Note 15, Restructuring).

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

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for years 2019 and 2018. for the discussion of changes from 2017 to 2018 and other financial information related to 2017, refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018. This document was filed with the SEC on February 26, 2019.

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

At the Heidrick Consulting consultant level, there are also fixed and variable components of compensation. Overall compensation is determined based on the total economic contribution of the Heidrick Consulting segment to the business as a whole. Individual consultant compensation can vary and is derived from credits earned for delivering client work plus credits earned for contributions of intellectual and human capital, client relationship development and consulting practice development. Each quarter, we review and update the expected annual performance of all Heidrick Consulting consultants and accrue variable compensation accordingly.

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

A portion of our Executive Search consultants’ and management cash bonuses is deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with our bonus payments in the first quarter of the following year, and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits in the Consolidated Balance Sheets.

2019 Overview

Consolidated net revenue was $706.9 million for the year ended December 31, 2019, a decrease of $9.1 million, or 1.3%, compared to 2018. Executive Search net revenue was $646.4 million in 2019, a decrease of $6.5 million compared to 2018. The decrease in Executive Search net revenue was the result of declines in Europe and Asia Pacific, partially offset by growth in the Americas. Our acquisition of 2Get in September 2019 also contributed to Executive Search net revenue. The number of Executive Search consultants was 380 as of December 31, 2019, compared to 353 as of December 31, 2018. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.7 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively. The number of confirmed searches decreased 4.6% in 2019 compared to 2018. The average revenue per executive search increased to $132,000 in 2019 compared to $127,300 in 2018. Heidrick Consulting net revenue decreased $2.6 million, or 4.1%, to $60.6 million in 2019, from $63.1 million in 2018. The number of Heidrick Consulting consultants was 71 as of December 31, 2019, compared to 66 as of December 31, 2018.

Operating income as a percentage of net revenue was 9.0% in 2019, compared to 9.6% in 2018. The change in operating income was primarily due to a decrease in net revenue of $9.1 million and $4.1 million of restructuring charges in 2019, partially offset by decreases in salaries and benefits expense and general and administrative expense of $4.6 million and $3.3 million, respectively. Salaries and benefits expense as a percentage of net revenue was 71.0% in 2019 and 70.7% in 2018. General and administrative expense as a percentage of net revenue was 19.4% in 2019 and 19.7% in 2018.

We ended the year with combined cash, cash equivalents, and marketable securities of $332.9 million, an increase of $53.0 million compared to $279.9 million at December 31, 2018. The increase was primarily due to the strong cash inflows from operations partially offset by acquisition spend and larger bonus payments year-over-year. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $205.0 million in bonuses related to 2019 performance in March and April 2020. In January 2020, we paid approximately $17.1 million in cash bonuses deferred from prior years.

2020 Outlook

We are currently forecasting 2020 first quarter net revenue of between $165 million and $175 million. Our 2020 first quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates from December 2019.

Our 2020 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under "Item 1A - Risk Factors" and in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations". As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Revenue
Revenue before reimbursements (net revenue)	$706,924	$716,023	$621,400
Reimbursements	18,690	19,632	18,656
Total revenue	725,614	735,655	640,056
Operating Expenses
Salaries and benefits	501,791	506,349	434,219
General and administrative expenses	137,492	140,817	147,316
Impairment charges (1)	—	—	50,722
Restructuring charges (2)	4,130	—	15,666
Reimbursed expenses	18,690	19,632	18,656
Total operating expenses	662,103	666,798	666,579
Operating income (loss)	63,511	68,857	(26,523)
Non-operating income (expense)
Interest, net	2,880	1,141	385
Other, net	2,898	494	(3,280)
Net non-operating income (expense)	5,778	1,635	(2,895)
Income (loss) before taxes	69,289	70,492	(29,418)
Provision for income taxes	22,420	21,197	19,217
Net income (loss)	$46,869	$49,295	$(48,635)
Basic weighted average common shares outstanding	19,103	18,917	18,735
Diluted weighted average common shares outstanding	19,551	19,532	18,735
Basic net income (loss) per common share	$2.45	$2.61	$(2.60)
Diluted net income (loss) per common share	$2.40	$2.52	$(2.60)
Cash dividends paid per share	$0.60	$0.52	$0.52

(1)	Includes impairment charges of $50.7 million related to Heidrick Consulting in 2017 (See Note 9, Goodwill and Other Intangible Assets).

(2)
Includes restructuring charges of $4.1 million in 2019 and $15.7 million in 2017. The 2019 charges consist primarily of employee-related costs associated with severance arrangements. The 2017 charges consist of $13.1 million of employee-related costs associated with severance arrangements, $2.3 million in professional fees and other expenses and $0.3 million in real estate related expenses (See Note 15, Restructuring).

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2019	2018	2017
Revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	2.6	2.7	3.0
Total revenue	102.6	102.7	103.0
Operating expenses:
Salaries and benefits	71.0	70.7	69.9
General and administrative expenses	19.4	19.7	23.7
Impairment charges	—	—	8.2
Restructuring charges	0.6	—	2.5
Reimbursed expenses	2.6	2.7	3.0
Total operating expenses	93.7	93.1	107.3
Operating income (loss)	9.0	9.6	(4.3)
Non-operating income (expense)
Interest, net	0.4	0.2	0.1
Other, net	0.4	0.1	(0.5)
Net non-operating income (expense)	0.8	0.2	(0.5)
Income (loss) before income taxes	9.8	9.8	(4.7)
Provision for income taxes	3.2	3.0	3.1
Net income (loss)	6.6%	6.9%	(7.8)%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate our Executive Search business in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and we operate our Heidrick Consulting business globally (See Note 18, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
Executive Search
Americas	$415,455	$405,267	$339,793
Europe	135,070	145,348	125,346
Asia Pacific	95,827	102,276	86,905
Total Executive Search	646,352	652,891	552,044
Heidrick Consulting	60,572	63,132	69,356
Revenue before reimbursements (net revenue)	706,924	716,023	621,400
Reimbursements	18,690	19,632	18,656
Total revenue	$725,614	$735,655	$640,056

Operating income (loss):
Executive Search
Americas (1)	$100,833	$96,880	$75,337
Europe (2)	3,026	5,849	13
Asia Pacific (3)	13,590	15,999	537
Total Executive Search	117,449	118,728	75,887
Heidrick Consulting (4)	(18,499)	(13,619)	(62,368)
Total segments	98,950	105,109	13,519
Global Operations Support (5)	(35,439)	(36,252)	(40,042)
Total operating income (loss)	$63,511	$68,857	$(26,523)

(1)	Operating income for the Americas includes $4.1 million and $0.8 million of restructuring charges in 2019 and 2017, respectively.

(2)	Operating income for Europe includes $4.0 million of restructuring charges in 2017.

(3)	Operating income for Asia Pacific includes $2.0 million of restructuring charges in 2017.

(4)	Operating loss for Heidrick Consulting includes less than $0.1 million of restructuring charges in 2019, and $50.7 million of impairment charges and $3.4 million of restructuring charges in 2017.

(5)	Operating loss for Global Operations Support includes less than $0.1 million and $5.5 million of restructuring charges in 2019 and 2017, respectively.

Year ended December 31, 2019 compared to year ended December 31, 2018

Total revenue. Consolidated total revenue decreased $10.0 million, or 1.4%, to $725.6 million in 2019 from $735.7 million in 2018. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $9.1 million, or 1.3%, to $706.9 million in 2019 from $716.0 million in 2018. Foreign exchange rates negatively impacted results by $11.3 million, or 1.6%. Executive Search net revenue was $646.4 million in 2019, a decrease of $6.5 million compared to 2018. The decrease in Executive Search net revenue was the result of declines in both Europe and Asia Pacific, partially offset by growth in the Americas. Heidrick Consulting net revenue decreased $2.6 million, or 4.1%, to $60.6 million in 2019 from $63.1 million in 2018.

The number of Executive Search and Heidrick Consulting consultants was 380 and 71, respectively, as of December 31, 2019, compared to 353 and 66, respectively, as of December 31, 2018. Specific to Executive Search, which is our largest business, productivity as measured by annualized net Executive Search revenue per consultant was $1.7 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively. The number of confirmed searches decreased 4.6% compared to 2018. The average revenue per executive search increased to $132,000 in 2019 compared to $127,300 in 2018.

Salaries and benefits. Consolidated salaries and benefits expense decreased $4.6 million, or 0.9%, to $501.8 million in 2019 from $506.3 million in 2018. The decrease was due to lower variable compensation of $17.5 million, partially offset by higher fixed compensation of $12.9 million. Variable compensation decreased due to lower consultant productivity compared to the prior year. Included in variable compensation for the year ended December 31, 2019 is $0.6 million of contingent compensation for the former owners of 2GET, which is based on the achievement of certain revenue and EBITDA milestones for the period from acquisition through 2023. Fixed compensation increased due to the deferred compensation plan, stock compensation, base salaries and payroll taxes, and retirement and benefits, partially offset by declines in talent acquisition and retention costs and separation. Foreign exchange rate fluctuations positively impacted salaries and benefits expenses by $8.2 million, or 1.6%.

In 2019, we had an average of 1,680 employees, compared to an average of 1,610 employees in 2018.

As a percentage of net revenue, salaries and benefits expense was 71.0% in 2019 compared to 70.7% in 2018.

General and administrative expenses. Consolidated general and administrative expenses decreased $3.3 million, or 2.4%, to $137.5 million in 2019 from $140.8 million in 2018. The decrease was primarily due to decreases in professional fees, intangible amortization, resource library fees, and office occupancy expenses, partially offset by increases in bad debt, the use of external third-party consultants, and taxes and licenses. Foreign exchange rate fluctuations positively impacted general and administrative expenses by $2.1 million, or 1.5%.

As a percentage of net revenue, general and administrative expenses were 19.4% in 2019 compared to 19.7% in 2018.

Restructuring charges. The Company incurred approximately $4.1 million in restructuring charges during the year ended December 31, 2019 in connection with initiatives to integrate the Company's legacy Brazil operations into the 2GET business operation. The expenses are primarily employee-related including the elimination of duplicative positions in the Company's legacy Brazil operations. There were no similar restructuring charges during the year ended December 31, 2018.

Operating income. Consolidated operating income was $63.5 million in 2019, including restructuring charges of $4.1 million, compared to $68.9 million in 2018. Foreign exchange rate fluctuations negatively impacted operating income by $1.1 million or 1.6%. Excluding the impact of restructuring charges in 2019, operating income decreased $1.2 million from $68.9 million to $67.6 million.

Net non-operating income (expense). Net non-operating income was $5.8 million in 2019 compared to $1.6 million in 2018.

Net interest income was $2.9 million in 2019, a $1.7 million increase from $1.1 million in 2018. The increase was primarily due to interest earned on marketable securities, which are primarily comprised of U.S. Treasury bills.

Other, net was income of $2.9 million in 2019 compared to $0.5 million in 2018. The increase was primarily the result of gains on the deferred compensation plan assets.

Income taxes. See Note 16, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $415.5 million in 2019, an increase of 2.5% from $405.3 million in 2018. The increase in net revenue was driven by an increase in average revenue per executive search. All industry practice groups contributed to the increased net revenue with the exception of the Education and Social Enterprises, and Financial Services practice groups. Foreign exchange fluctuations negatively impacted net revenue by $0.8 million, or 0.2%. There were 200 Executive Search consultants in the Americas as of December 31, 2019, compared to 179 as of December 31, 2018.

Salaries and benefits expense decreased $0.1 million from 2018. Fixed compensation increased $14.8 million, primarily due to base salaries and payroll taxes, the deferred compensation plan, stock compensation, and retirement and benefits, partially offset by a decrease in talent acquisition and retention costs. Variable compensation decreased $14.9 million primarily due to the mix of consultant productivity. Included in variable compensation for the year ended December 31, 2019 is $0.6 million of contingent compensation for the former owners of 2GET, which is based on the achievement of certain revenue and EBITDA milestones for the period from acquisition through 2023.

General and administrative expenses increased $2.2 million, or 4.8%, from 2018 due to increases in bad debt, internal travel, taxes and licenses, office occupancy expenses, and professional fees, partially offset by decreases in research tool expenses and the use of external third-party consultants.

The Americas segment incurred approximately $4.1 million in restructuring charges during the year ended December 31, 2019 in connection with initiatives to integrate the Company's legacy Brazil operations into the 2GET business operation. The expenses are primarily employee-related including the elimination of duplicative positions in the Company's legacy Brazil operations. There were no similar restructuring charges during the year ended December 31, 2018.

Operating income was $100.8 million in 2019, an increase of $3.9 million, compared to $96.9 million in 2018. Excluding the impact of restructuring charges in 2019, operating income increased $8.1 million from $96.9 million in 2018 to $104.9 million in 2019.

Europe

Europe reported net revenue of $135.1 million in 2019, a decrease of 7.1% from $145.3 million in 2018. The decrease in net revenue was due to a 5.1% decrease in the number of executive search confirmations. All industry practice groups contributed to the decline in revenue with the exception of the Global Technology and Services practice group. Foreign exchange rate fluctuations negatively impacted net revenue by $6.8 million, or 4.8%. There were 107 Executive Search consultants in Europe as of December 31, 2019, compared to 101 as of December 31, 2018.

Salaries and benefits expense decreased $4.2 million, or 4.0%, from 2018. Fixed compensation decreased $0.2 million, primarily due to decreases in base salaries and payroll taxes and retirement and benefits, partially offset by increases in talent acquisition and retention costs, and stock compensation. Variable compensation decreased $4.0 million due to a decline in consultant productivity.

General and administrative expenses decreased $3.3 million, or 9.5% from 2018, primarily due to decreases in professional fees, intangible amortization, internal travel, and office occupancy expenses.

The Europe segment reported operating income of $3.0 million in 2019 compared to $5.8 million in 2018.

Asia Pacific

Asia Pacific reported net revenue of $95.8 million in 2019, a decrease of 6.3% compared to $102.3 million in 2018. The decrease in net revenue was due to a 12.3% decrease in the number of executive search confirmations, partially offset by an increase in average revenue per executive search. All industry practice groups contributed to the decline in revenue with the exception of the Global Technology and Services practice group. Foreign exchange rate fluctuations negatively impacted net revenue by $2.7 million, or 2.7%. There were 73 Executive Search consultants in Asia Pacific as of both December 31, 2019 and 2018.

Salaries and benefits expense decreased $3.3 million, or 5.0%, from 2018. Fixed compensation decreased $3.7 million due to decreases in base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by increases in retirement and benefits, and stock compensation. Variable compensation increased $0.4 million due to the mix of consultant productivity.

General and administrative expenses decreased $0.7 million, or 3.5%, from 2018 primarily due to a decrease in office occupancy expenses, partially offset by increases in bad debt and internal travel.

The Asia Pacific segment reported operating income of $13.6 million in 2019, a decrease of $2.4 million compared to $16.0 million in 2018.

Heidrick Consulting

The Heidrick Consulting segment reported net revenue of $60.6 million in 2019, a decrease of 4.1% compared to $63.1 million in 2018. The decrease in net revenue was due to a decrease in revenue per consulting engagement. Foreign exchange rate fluctuations negatively impacted results by $1.1 million, or 1.7%. There were 71 Heidrick Consulting consultants as of December 31, 2019, compared to 66 as of December 31, 2018.

Salaries and benefits expense increased $4.0 million, or 7.5%, from 2018. Fixed compensation increased $1.8 million, primarily due to increases in base salaries and payroll taxes, and retirement and benefits, partially offset by a decrease in talent acquisition and retention costs. Variable compensation increased $2.2 million due to cross collaboration bonuses.

General and administrative expenses decreased $1.7 million, or 7.0%, from 2018, primarily due to decreases in professional fees, information technology, and earnout accretion, partially offset by increases in the use of external third-party consultants and internal travel.

The Heidrick Consulting segment reported an operating loss of $18.5 million in 2019, an increase of $4.9 million compared to an operating loss of $13.6 million in 2018.

Global Operations Support

Global Operations Support expenses decreased $0.8 million, or 2.3%, to $35.4 million from $36.3 million in 2018.

Salaries and benefits expenses decreased $0.9 million, or 4.4%, due to decreases in management bonuses, separation, and stock compensation, partially offset by increases in base salaries and payroll taxes and retirement and benefits.

General and administrative expenses increased $0.1 million due to increases in information technology, the use of external third-party consultants, and taxes and licenses, partially offset by decreases in internal travel, professional fees, and office occupancy expenses.

Global Operations Support incurred less than $0.1 million in restructuring charges during the year ended December 31, 2019. There were no similar restructuring charges during the year ended December 31, 2018.

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

Before October 26, 2018, we were party to the Restated Credit Agreement. The Restated Credit Agreement provided a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which included a sublimit of $25 million for letters of credit, and a $50 million expansion feature. Borrowings under the Restated Credit Agreement bore interest at our election of the existing Alternate Base Rate (as defined in the Restated Credit Agreement) or the Adjusted LIBOR Rate (as defined in the Restated Credit Agreement) plus a spread as determined by our leverage ratio.

During the three months ended March 31, 2018, we borrowed $20 million under the Restated Credit Agreement and elected the Adjusted LIBOR Rate. We subsequently repaid $8 million during the three months ended March 31, 2018 and $12 million during the three months ended June 30, 2018.

As of December 31, 2019, and 2018, we had no outstanding borrowings under the 2018 Credit Agreement and were in compliance with the financial and other covenants under the 2018 Credit Agreement and no event of default existed.

Cash, cash equivalents, and marketable securities. Cash, cash equivalents and marketable securities at December 31, 2019 were $332.9 million, an increase of $53.0 million compared to $279.9 million at December 31, 2018. The $332.9 million of cash, cash equivalents, and marketable securities at December 31, 2019 includes $131.6 million held by our foreign subsidiaries. The foreign cash balance of $131.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the United States, the repatriation of these funds could cause us to incur additional foreign withholding taxes. We expect to pay approximately $205.0 million in variable compensation related to 2019 performance in March and April 2020. In January 2020, we paid approximately $17.1 million in variable compensation that was deferred in prior years.

Cash flows provided by operating activities. For the year ended December 31, 2019, cash provided by operating activities was $78.6 million, primarily reflecting net income net of non-cash charges of $69.2 million, a decrease in accounts receivable of $6.9 million, an increase in net retirement and pension plan liabilities of $3.3 million and an increase in accrued expenses of $2.4 million. The increase in accrued expenses primarily reflects approximately $205.0 million of current year bonus accruals, partially offset by $202.0 million of bonus payments for 2018 made in early 2019.

Cash provided by operating activities for the year ended December 31, 2018, was $102.9 million, primarily reflecting net income net of non-cash charges of $68.6 million, an increase in accrued expenses of $71.5 million, partially offset by an increase in accounts receivable of $16.8 million and restructuring payments of $11.6 million. The increase in accrued expenses primarily reflects approximately $202.0 million of bonus accruals, partially offset by $148.0 million of bonus payments for 2017 made in early 2018.

Cash flows used in investing activities. For the year ended December 31, 2019, cash used in investing activities was $69.3 million, primarily due to purchases of marketable securities and investments of $130.4 million, the acquisition of 2GET for $3.5 million, and capital expenditures of $3.4 million, partially offset by proceeds from the maturity and sales of marketable securities and investments of $68.0 million. The decrease in capital expenditures is primarily the result of reduced office build-outs.

Cash used in investing activities for the year ended December 31, 2018, was $8.2 million, primarily due to capital expenditures of $6.0 million, the acquisition in January 2018 of Amrop A/S ("Amrop") for $3.1 million and purchases of available for sale securities of $2.2 million, partially offset by proceeds from the sale of available for sale securities of $3.0 million. The increase in capital expenditures is primarily the result of office build-outs and a global information technology update.

Cash flows used in financing activities. For the year ended December 31, 2019, cash used in financing activities was $18.2 million, primarily due to cash dividend payments of $11.8 million, payment of employee tax withholdings on equity transactions of $4.6 million, and earnout payments related to the Scambler MacGregor and DSI acquisitions of $1.9 million.

Cash used in financing activities for the year ended December 31, 2018, was $17.0 million due to cash dividend payments of $10.2 million, earnout payments related to the JCA Group acquisition of $3.6 million and the payment of employee tax withholdings on equity transactions of $2.2 million. Gross proceeds and payments on the Company's line of credit were each $20.0 million during the year ended December 31, 2018.

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate total amount up to $50 million. We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2019. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2019, we have purchased 1,038,670 shares of our common stock for a total of $28.3 million and $21.7 million remains available for future purchases under the authorization. Unless terminated or extended earlier by resolution of the Board of Directors, the program will expire when the amount authorized for repurchases has been spent.

Off-balance sheet arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. The following table presents our known contractual obligations as of December 31, 2019, and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations:
Operating lease obligations	$30.2	$27.2	$23.6	$20.6	$10.0	$9.0	$120.6
Asset retirement obligations (1)	0.6	0.9	0.1	0.5	0.8	0.1	3.0
Total	$30.8	$28.1	$23.7	$21.1	$10.8	$9.1	$123.6

(1) Represents the fair value of the obligation associated with the retirement of tangible long-lived assets primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2019. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $0.2 million as of December 31, 2019, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

As required under Accounting Standards Update ("ASU") No. 2014-09, the Company estimates uptick revenue at contract inception, based on a portfolio approach, utilizing the expected value method based on a historical analysis of uptick revenue realized in the Company’s geographic regions and industry practices, and initially records a contract’s uptick revenue in an amount that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Differences between the estimated and actual amounts of variable consideration are recorded when known. The Company does not estimate revenue for direct expenses as it is not materially different than recognizing revenue as direct expenses are incurred.

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
The Company enters into enterprise agreements with clients to provide a license for online access, via the Company's Culture Connect platform, to training and other proprietary material related to the Company's culture shaping programs. The consideration the Company expects to receive under the terms of an enterprise agreement is comprised of a single fixed fee. Our enterprise agreements contain multiple performance obligations, the delivery of materials via Culture Connect and material rights related to options to renew enterprise agreements at a significant discount. The Company allocates the transaction price to the performance obligations in the contract on a stand-alone selling price basis. The stand-alone selling price for the initial term of the enterprise agreement is outlined in the contract and is equal to the price paid by the client for the agreement over the initial term of the contract. The stand-alone selling price for the options to renew, or material right, are not directly observable and must be estimated. This estimate is required to reflect the discount the client would obtain when exercising the option to renew, adjusted for the likelihood that the option will be exercised. The Company estimates the likelihood of renewal using a historical analysis of client renewals. Access to Culture Connect represents a right to access the Company’s intellectual property that the client simultaneously receives and consumes as the Company performs under the agreement, and therefore the Company recognizes revenue over time. Given the continuous nature of this commitment, the Company utilizes straight-line ratable revenue recognition over the estimated subscription period as the Company's clients will receive and consume the benefits from Culture Connect equally throughout the contract period. Revenue related to client renewals of enterprise agreements is recognized over the term of the renewal, which is generally twelve months. Enterprise agreements do not comprise a significant portion of the Company's revenue.

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

Goodwill and other intangible assets. We review goodwill for impairment annually. We also review goodwill and long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that it is more-likely-than-not that the fair value has fallen below the carrying amount of an asset. We review factors such as a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors to determine if an impairment test is necessary. Our annual impairment test begins with a qualitative assessment to determine whether it is necessary to perform a fair value-based goodwill impairment test. The qualitative assessment includes evaluating whether events and circumstances indicate that it is more-likely-than-not that fair values of reporting units are greater than the carrying values. If the qualitative factors do not indicate that it is more-likely-than-not that the fair values of the reporting units are greater than the carrying values, then we perform the fair value test.

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

Recently Adopted Financial Accounting Standards

On January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases). The guidance is intended to increase transparency and comparability among companies for leasing transactions, including a requirement for companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases. The guidance also provides for disclosures that allow the users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

We adopted the guidance using the modified retrospective method without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with ASC 840 - Leases. We utilized the available practical expedient that allowed for companies to not reassess whether existing contracts contain a lease under the new definition of a lease, lease classification for existing leases and whether previously capitalized initial direct costs would qualify for capitalization under the new guidance.

The adoption of this guidance had a material impact on the Condensed Consolidated Balance Sheet as of December 31, 2019 due to the recognition of equal right-of-use assets and lease liabilities for our portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing prepaid and accrued rent balances from other line items within the Condensed Consolidated Balance Sheet. The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2019. The adoption had no impact on the Condensed Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2019.

Additional information and disclosures required by the new standard are contained in Note 6, Leases.

On January 1, 2019, we adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income, which is intended to improve the usefulness of information reported as a result of the Tax Cuts and Jobs Act. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The adoption of this guidance did not have an impact on our consolidated financial statements for the year ended December 31, 2019.

Recent Financial Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB"), issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard is effective for fiscal years beginning after December 15, 2019. The Company will adopt this guidance in its fiscal year beginning January 1, 2020. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.

Quarterly Financial Information (Unaudited)

The following table sets forth certain financial information for each quarter of 2019 and 2018. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2019				2018
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$171,594	$173,122	$182,174	$180,034	$160,071	$183,059	$187,588	$185,305
Operating income (1)	16,391	18,353	14,472	14,295	13,121	18,461	20,583	16,692
Income before income taxes	18,842	19,473	14,827	16,147	12,912	18,411	23,187	15,982
Provision for income taxes	6,755	5,193	4,880	5,592	2,744	6,948	6,718	4,787
Net income	$12,087	$14,280	$9,947	$10,555	$10,168	$11,463	$16,469	$11,195
Basic earnings per common share	$0.64	$0.75	$0.52	$0.55	$0.54	$0.61	$0.87	$0.59
Diluted earnings per common share	$0.62	$0.73	$0.51	$0.54	$0.53	$0.59	$0.85	$0.58
Cash dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.13	$0.13	$0.13	$0.13

(1) Includes $4.1 million of restructuring charges for the three months ended September 30, 2019.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2019 net income by approximately $0.9 million. However, because certain assets and liabilities are denominated in currencies other than their respective functional currency, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of December 31, 2019, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $1.4 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Heidrick & Struggles International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Lease Accounting
As discussed in Note 6 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC 842 - Leases.

Segment Reporting
As discussed in Note 18 to the financial statements, the Company changed the composition of its segment information in 2018. We audited the adjustments necessary to restate the 2017 segment information provided in Note 18. In our opinion, such adjustments are appropriate and have been properly applied.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018

Chicago, Illinois
February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Heidrick & Struggles International, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Heidrick & Struggles International, Inc.'s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows of the Company for each of the two years in the period ended December 31, 2019, and our report dated February 24, 2020 expressed an unqualified opinion.

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
February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heidrick & Struggles International, Inc.:

Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 18, the consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows of Heidrick & Struggles International, Inc. and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). The 2017 consolidated financial statements before the effects of the adjustments described in Note 18 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 18, present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 18 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2018.

Chicago, Illinois
March 13, 2018

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$271,719	$279,906
Marketable securities	61,153	—
Accounts receivable, net	109,163	114,977
Prepaid expenses	20,185	22,766
Other current assets	27,848	29,598
Income taxes recoverable	4,414	3,620
Total current assets	494,482	450,867
Non-current assets:
Property and equipment, net	28,650	33,871
Operating lease right-of-use assets	99,391	—
Assets designated for retirement and pension plans	13,978	15,035
Investments	25,409	19,442
Other non-current assets	20,434	22,276
Goodwill	126,831	122,092
Other intangible assets, net	1,935	2,216
Deferred income taxes, net	33,063	34,830
Total non-current assets	349,691	249,762
Total assets	$844,173	$700,629
Current liabilities:
Accounts payable	$8,633	$9,166
Accrued salaries and benefits	234,306	227,653
Deferred revenue	41,267	40,673
Operating lease liabilities	30,955	—
Other current liabilities	26,253	33,219
Income taxes payable	3,928	8,240
Total current liabilities	345,342	318,951
Non-current liabilities:
Accrued salaries and benefits	59,662	57,234
Retirement and pension plans	46,032	39,865
Operating lease liabilities	79,388	—
Other non-current liabilities	4,634	17,423
Total non-current liabilities	189,716	114,522
Total liabilities	535,058	433,473
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,165,954 and 18,954,275 shares outstanding at December 31, 2019 and December 31, 2018, respectively	196	196
Treasury stock at cost, 419,823 and 631,502 shares at December 31, 2019 and December 31, 2018, respectively	(14,795)	(20,298)
Additional paid in capital	228,807	227,147
Retained earnings	91,083	56,049
Accumulated other comprehensive income	3,824	4,062
Total stockholders’ equity	309,115	267,156
Total liabilities and stockholders’ equity	$844,173	$700,629
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	December 31,
	2019	2018	2017
Revenue:
Revenue before reimbursements (net revenue)	$706,924	$716,023	$621,400
Reimbursements	18,690	19,632	18,656
Total revenue	725,614	735,655	640,056
Operating expenses:
Salaries and benefits	501,791	506,349	434,219
General and administrative expenses	137,492	140,817	147,316
Impairment charges	—	—	50,722
Restructuring charges	4,130	—	15,666
Reimbursed expenses	18,690	19,632	18,656
Total operating expenses	662,103	666,798	666,579
Operating income (loss)	63,511	68,857	(26,523)
Non-operating income (expense):
Interest, net	2,880	1,141	385
Other, net	2,898	494	(3,280)
Net non-operating income (expense)	5,778	1,635	(2,895)
Income (loss) before income taxes	69,289	70,492	(29,418)
Provision for income taxes	22,420	21,197	19,217
Net income (loss)	46,869	49,295	(48,635)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	844	(3,885)	6,853
Net unrealized gain on available-for-sale investments	13	—	2,660
Pension gain (loss) adjustment	(1,095)	721	480
Other comprehensive income (loss), net of tax	(238)	(3,164)	9,993
Comprehensive income (loss)	$46,631	$46,131	$(38,642)

Basic weighted average common shares outstanding	19,103	18,917	18,735
Diluted weighted average common shares outstanding	19,551	19,532	18,735

Basic net income (loss) per common share	$2.45	$2.61	$(2.60)
Diluted net income (loss) per common share	$2.40	$2.52	$(2.60)
Cash dividends paid per share	$0.60	$0.52	$0.52
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows - operating activities:
Net income (loss)	$46,869	$49,295	$(48,635)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,371	12,522	14,774
Deferred income taxes	1,644	(3,496)	(1,690)
Stock-based compensation expense	10,298	8,947	4,935
Accretion expense related to earnout payments	668	1,285	1,038
Impairment charges	—	—	50,722
Gain on marketable securities	(595)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,899	(16,759)	(1,882)
Accounts payable	(994)	(526)	1,474
Accrued expenses	2,441	71,526	18,330
Restructuring accrual	1,959	(11,617)	13,025
Deferred revenue	175	(1,899)	2,010
Income taxes (payable) recoverable, net	(5,450)	757	3,381
Retirement and pension plan assets and liabilities	3,258	(1,492)	3,065
Prepaid expenses	(455)	(893)	797
Other assets and liabilities, net	1,557	(4,748)	5,626
Net cash provided by operating activities	78,645	102,902	66,970
Cash flows - investing activities:
Acquisition of businesses, net of cash acquired	(3,520)	(3,083)	(364)
Capital expenditures	(3,352)	(5,960)	(14,022)
Purchases of available for sale investments	(130,411)	(2,201)	(2,269)
Proceeds from sale of available for sale investments	67,968	2,995	1,404
Net cash used in investing activities	(69,315)	(8,249)	(15,251)
Cash flows - financing activities:
Proceeds from line of credit	—	20,000	40,000
Payments on line of credit	—	(20,000)	(40,000)
Debt issuance costs	—	(981)	—
Cash dividends paid	(11,835)	(10,181)	(10,111)
Payment of employee tax withholdings on equity transactions	(4,552)	(2,234)	(2,392)
Acquisition earnout payments	(1,853)	(3,592)	(4,557)
Net cash used in financing activities	(18,240)	(16,988)	(17,060)
Effect of exchange rates fluctuations on cash, cash equivalents and restricted cash	367	(5,565)	7,933
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,543)	72,100	42,592
Cash, cash equivalents and restricted cash at beginning of period	280,262	208,162	165,570
Cash, cash equivalents and restricted cash at end of period	$271,719	$280,262	$208,162

Supplemental disclosures of cash flow information
Cash paid for
Income taxes	$27,338	$22,616	$14,814
Interest	$—	$67	$193
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	19,586	$196	1,008	$(32,915)	$229,957	$58,030	$3,322	$258,590
Net loss	—	—	—	—	—	(48,635)	—	(48,635)
Other comprehensive income, net of tax	—	—	—	—	—	—	9,993	9,993
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	4,935	—	—	4,935
Vesting of equity, net of tax withholdings	—	—	(188)	6,311	(8,716)	—	—	(2,405)
Re-issuance of treasury stock	—	—	(15)	508	(170)	—	—	338
Cash dividends declared ($0.52 per share)	—	—	—	—	—	(9,762)	—	(9,762)
Dividend equivalents on restricted stock units	—	—	—	—	—	(349)	—	(349)
Balance at December 31, 2017	19,586	196	805	(26,096)	226,006	(716)	13,315	212,705
Net income	—	—	—	—	—	49,295	—	49,295
Adoption of accounting standards	—	—	—	—	—	15,043	(6,089)	8,954
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,164)	(3,164)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	8,947	—	—	8,947
Vesting of equity, net of tax withholdings	—	—	(167)	5,604	(7,837)	—	—	(2,233)
Re-issuance of treasury stock	—	—	(6)	194	31	—	—	225
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,389)	—	(7,389)
Dividend equivalents on restricted stock units	—	—	—	—	—	(184)	—	(184)
Balance at December 31, 2018	19,586	196	632	(20,298)	227,147	56,049	4,062	267,156
Net income	—	—	—	—	—	46,869	—	46,869
Other comprehensive loss, net of tax	—	—	—	—	—	—	(238)	(238)
Treasury and common stock transactions:
Stock-based compensation	—	—	—	—	10,298	—	—	10,298
Vesting of equity, net of tax withholdings	—	—	(163)	5,154	(9,706)	—	—	(4,552)
Re-issuance of treasury stock	—	—	(49)	349	1,068	—	—	1,417
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,461)	—	(11,461)
Dividend equivalents on restricted stock units	—	—	—	—	—	(374)	—	(374)
Balance at December 31, 2019	19,586	$196	420	$(14,795)	$228,807	$91,083	$3,824	$309,115

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

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly owned subsidiaries and have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowances for deferred tax assets and liabilities, and assessment of goodwill and other intangible assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2019 and 2018, the Company had no significant concentrations of risk.

Accounts Receivable

The Company’s accounts receivable consists of trade receivables. The allowance for doubtful accounts is developed based upon several factors including the age of the Company’s accounts receivable, historical write-off experience and specific account analysis. These factors may change over time, impacting the allowance level.

Fair Value of Financial Instruments

Cash equivalents are stated at cost, which approximates fair value. The carrying value for receivables from clients, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair value due to the nature of the financial instruments and the short-term nature of the items.

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

Available-for-sale investments are reported at fair value with changes in unrealized gains (losses) and realized gains (losses) recorded as a non-operating expense in Other, net in the Consolidated Statements of Comprehensive Income (Loss).

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. Other intangible assets include client relationships, trade names, and employee non-compete agreements. The Company performs assessments of the carrying value of goodwill at least annually and of its goodwill and other intangible assets whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

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

Salaries and Benefits

Salaries and benefits consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual performance-related bonuses. Other items in this category are expenses related to sign-on bonuses, forgivable employee loans and minimum guaranteed bonuses (often incurred in connection with the hiring of new consultants), restricted stock unit and performance share unit amortization, payroll taxes, profit sharing and retirement benefits, and employee insurance benefits.

Salaries and benefits are recognized on an accrual basis. Certain sign-on bonuses, retention awards, and minimum guaranteed compensation are capitalized and amortized in accordance with the terms of the respective agreements.

A portion of the Company’s consultants’ and management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the year. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	December 31,
	2019	2018	2017
Net income (loss)	$46,869	$49,295	$(48,635)
Weighted average shares outstanding:
Basic	19,103	18,917	18,735
Effect of dilutive securities:
Restricted stock units	285	406	—
Performance stock units	163	209	—
Diluted	19,551	19,532	18,735
Basic earnings (loss) per share	$2.45	$2.61	$(2.60)
Diluted earnings (loss) per share	$2.40	$2.52	$(2.60)

Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 327,000 and 80,000 common shares, respectively, for the year ended December 31, 2017, were not included in the computation of diluted loss per share because the effects would be anti-dilutive.

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

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Cash and cash equivalents	$271,719	$279,906	$207,534
Restricted cash included within other current assets	—	108	526
Restricted cash included within other non-current assets	—	248	102
Total cash, cash equivalents and restricted cash	$271,719	$280,262	$208,162

Recently Issued Financial Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB"), issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard is effective for fiscal years beginning after December 15, 2019. The Company will adopt this guidance in its fiscal year beginning January 1, 2020. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.

Recently Adopted Financial Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases, ASU No. 2018-10, Codification Improvements to Topic 842 (Leases) and ASU No. 2018-11, Targeted Improvements to Topic 842 (Leases). The guidance is intended to increase transparency and comparability among companies for leasing transactions, including a requirement for companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations created by those leases. The guidance also provides for disclosures that allow the users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

The adoption of this guidance had a material impact on the Condensed Consolidated Balance Sheet as of December 31, 2019 due to the recognition of equal right-of-use assets and lease liabilities for the Company's portfolio of operating leases. The right-of-use asset balance was then adjusted by the reclassification of pre-existing prepaid and accrued rent balances from other line items within the Condensed Consolidated Balance Sheet. The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2019. The adoption had no impact on the Condensed Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2019.

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
The Company enters into enterprise agreements with clients to provide a license for online access, via the Company's Culture Connect platform, to training and other proprietary material related to the Company's culture shaping programs. The consideration the Company expects to receive under the terms of an enterprise agreement is comprised of a single fixed fee. Our enterprise agreements contain multiple performance obligations, the delivery of materials via Culture Connect and material rights related to options to renew enterprise agreements at a significant discount. The Company allocates the transaction price to the performance obligations in the contract on a stand-alone selling price basis. The stand-alone selling price for the initial term of the enterprise agreement is outlined in the contract and is equal to the price paid by the client for the agreement over the initial term of the contract. The stand-alone selling price for the options to renew, or material right, are not directly observable and must be estimated. This estimate is required to reflect the discount the client would obtain when exercising the option to renew, adjusted for the likelihood that the option will be exercised. The Company estimates the likelihood of renewal using a historical analysis of client renewals. Access to Culture Connect represents a right to access the Company’s intellectual property that the client simultaneously receives and consumes as the Company performs under the agreement, and therefore the Company recognizes revenue over time.

Given the continuous nature of this commitment, the Company utilizes straight-line ratable revenue recognition over the estimated subscription period as the Company's clients will receive and consume the benefits from Culture Connect equally throughout the contract period. Revenue related to client renewals of enterprise agreements is recognized over the term of the renewal, which is generally twelve months. Enterprise agreements do not comprise a significant portion of the Company's revenue.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances at the end of and during the period:

	December 31, 2019	December 31, 2018	Variance
Contract assets
Unbilled receivables	$7,585	$8,684	$(1,099)
Contract assets	14,672	15,291	(619)
Total contract assets	22,257	23,975	(1,718)

Contract liabilities
Deferred revenue	$41,267	$40,673	$594

During the year ended December 31, 2019, we recognized revenue of $26.6 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2019 from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $19.4 million. During the year ended December 31, 2018, we recognized revenue of $28.0 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2018, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $21.8 million.

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

4.	Allowance for Doubtful Accounts

The activity of the allowance for doubtful accounts for the years ended:

	December 31,
	2019	2018	2017
Balance at January 1,	$3,502	$2,534	$2,575
Provision charged to income	5,900	3,790	963
Write-offs	(4,270)	(2,708)	(1,134)
Foreign currency translation	8	(114)	130
Balance at December 31,	$5,140	$3,502	$2,534

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2019	2018
Leasehold improvements	$47,269	$48,455
Office furniture, fixtures and equipment	17,740	17,919
Computer equipment and software	27,531	27,063
Property and equipment, gross	92,540	93,437
Accumulated depreciation	(63,890)	(59,566)
Property and equipment, net	$28,650	$33,871

Depreciation expense for the years ended December 31, 2019, 2018 and 2017, was $9.5 million, $11.0 million and $10.4 million, respectively.

6.	Leases

The Company's lease portfolio is comprised of operating leases for office space and equipment. The majority of the Company's leases include both lease and non-lease components, which the Company accounts for differently depending on the underlying class of asset. Certain of the Company's leases include one or more options to renew or terminate the lease at the Company's discretion. Generally, the renewal and termination options are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in the Company's lease term.

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

As of December 31, 2019, office leases have remaining lease terms that range from less than one year to 10.4 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As of December 31, 2019, equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.8 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2019, were as follows:

Operating lease cost	$24,928
Variable lease cost	7,932
Total lease cost	$32,860

Rent expense, as previously defined under ASC 840, which includes the base rent, maintenance costs, operating expenses and real estate taxes, and the costs of equipment leases for the years ended December 31, 2018, and 2017, was $33.2 million and $32.2 million, respectively.

Supplemental cash flow information related to the Company's operating leases for the year ended December 31, 2019, was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,797
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,640

The weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31, 2019 was as follows:

Weighted Average Remaining Lease Term
Operating leases	4.7 years
Weighted Average Discount Rate
Operating leases	3.9%

The future maturities of the Company's operating lease liabilities for the years ended December 31, were as follows:

Operating Lease Maturity
2020	$30,246
2021	27,229
2022	23,577
2023	20,555
2024	9,981
Thereafter	8,983
Total lease payments	120,571
Less: Interest	(10,228)
Present value of lease liabilities	$110,343

The minimum future operating lease payments due in each of the next five years as recorded under ASC 840 at December 2018, were as follows:

2019	$34,456
2020	31,808
2021	27,381
2022	23,445
2023	20,087
Thereafter	14,448
Total	$151,625

The Company has an obligation at the end of the lease term to return certain offices to the landlord in their original condition, which is recorded at fair value at the time the liability is incurred. The Company had $3.0 million and $2.7 million of asset retirement obligations as of December 31, 2019 and 2018, respectively, which are recorded within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.

7.	Financial Instruments and Fair Value

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

Cash, Cash Equivalents and Marketable Securities

The Company's investments in marketable debt securities, which consist of U.S. Treasury bills and commercial paper, are classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument's underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in Accumulated other comprehensive income in the Consolidated Balance Sheets until realized.

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2019
Cash					$177,493	$—

Level 1:
Money market funds				15,661	15,661	—
U.S. Treasury securities	139,705	13	—	139,718	78,565	61,153
Total Level 1	155,366	13	—	155,379	94,226	61,153

Total	$155,366	$13	$—	$155,379	$271,719	$61,153

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2018
Cash					$279,829	$—

Level 1:
Money market funds				77	77	—

Total	$—	$—	$—	$77	$279,906	$—

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $17.2 million and $14.6 million as of December 31, 2019 and December 31, 2018, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2019

Level 1:
U.S. non-qualified deferred compensation plan	$25,409	$—	$—	$25,409	$—	$—

Level 2:
Retirement and pension plan assets	15,296	1,318	13,978	—	—	—
Pension benefit obligation	(20,918)	—	—	—	(1,318)	(19,600)
Total Level 2	(5,622)	1,318	13,978	—	(1,318)	(19,600)

Total	$19,787	$1,318	$13,978	$25,409	$(1,318)	$(19,600)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2018

Level 1:
U.S. non-qualified deferred compensation plan	$19,442	$—	$—	$19,442	$—	$—

Level 2:
Retirement and pension plan assets	16,384	1,349	15,035	—	—	—
Pension benefit obligation	(20,908)	—	—	—	(1,349)	(19,559)
Total Level 2	(4,524)	1,349	15,035	—	(1,349)	(19,559)

Total	$14,918	$1,349	$15,035	$19,442	$(1,349)	$(19,559)

Contingent Consideration

The former owners of the entities acquired by the Company are eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration using discounted cash flow models. As of December 31, 2019, all contingent consideration accruals are recorded within Other current liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the year ended December 31, 2019:

Acquisition Earnout Accruals
Balance at December 31, 2018	$(6,627)
Earnout accretion	(668)
Earnout payments	3,009
Earnout adjustment	(1,062)
Foreign currency translation	70
Balance at December 31, 2019	$(5,278)

8.	Acquisitions

2Get Holdings Limited

In September 2019, the Company acquired 2GET Holdings Limited ("2GET"), a Brazil-based provider of executive search services, and its wholly owned subsidiaries. Under the terms of the purchase agreement, the Company paid $5.2 million of initial consideration for substantially all of the outstanding equity of 2GET. The acquisition was funded with $4.1 million of existing cash at closing and $1.1 million of the Company's common stock transferred in October 2019. The common stock transferred as consideration was reissued from the Company's treasury stock. The former owners of 2GET are eligible to receive additional cash consideration, which the Company estimates to be between $5.0 million and $15.0 million, based on the achievement of certain revenue and EBITDA milestones for the period from acquisition through 2023. The additional consideration is linked to future service with the Company and is accounted for as compensation expense. The Company recorded $0.7 million of intangible assets, consisting of the trade name of $0.4 million and customer relationships of $0.3 million, $3.8 million of goodwill, and $0.7 million of net working capital. The goodwill is primarily related to the acquired workforce and strategic fit. The Company will not be able to deduct the recorded goodwill for tax purposes.

Amrop A/S

In January 2018, the Company acquired Amrop A/S ("Amrop"), a Denmark-based provider of executive search services for 24.3 million Danish Kroner (equivalent to $3.9 million on the acquisition date) of initial consideration which was funded from existing cash. The former owners of Amrop are expected to receive additional cash consideration based on fee revenue generated during the two-year period following the completion of the acquisition. When estimating the value of future cash consideration, the Company has accrued $5.3 million as of December 31, 2019. The Company recorded $1.7 million of intangible assets related to customer relationships and $5.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

9.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	December 31, 2019	December 31, 2018
Executive Search
Americas	$92,497	$88,410
Europe	25,579	24,924
Asia Pacific	8,755	8,758
Total Executive Search	126,831	122,092
Heidrick Consulting	36,257	36,257
Goodwill, gross	163,088	158,349
Accumulated impairment	(36,257)	(36,257)
Goodwill, net	$126,831	$122,092

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Total
Balance as of December 31, 2016
Goodwill	$88,101	$19,092	$8,893	$35,758	$151,844
Accumulated impairment	—	—	—	—	—
Goodwill, net as of December 31, 2016	88,101	19,092	8,893	35,758	151,844
Philosophy IB acquisition	357	—	—	7	364
Foreign currency translation	232	1,808	409	492	2,941
Impairment	—	—	—	(36,257)	(36,257)
Goodwill, net as of December 31, 2017	88,690	20,900	9,302	—	118,892
Amrop acquisition	—	5,478	—	—	5,478
Foreign currency translation	(280)	(1,454)	(544)	—	(2,278)
Goodwill, net as of December 31, 2018	88,410	24,924	8,758	—	122,092
2GET acquisition	3,793	—	—	—	3,793
Foreign currency translation	294	655	(3)	—	946
Goodwill, net as of December 31, 2019	$92,497	$25,579	$8,755	$—	$126,831

In September 2019, the Company acquired 2GET and included $3.8 million of goodwill related to the acquisition in the Americas segment.

During the 2019 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2019 in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

The impairment test is considered for each of the Company’s reporting units that has goodwill as defined in the accounting standard for goodwill and intangible assets. The Company operates four reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East) and Heidrick Consulting. As of October 31, 2019, only the Americas, Europe and Asia Pacific reporting units had recorded goodwill.

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

Based on the results of the impairment analysis, the fair values of the Americas, Europe, and Asia Pacific reporting units exceeded their carrying values by 329%, 21% and 30%, respectively.

During the twelve months ended December 31, 2017, the Company determined that the goodwill within the former Culture Shaping and Leadership Consulting reporting units was impaired, which resulted in impairment charges of $29.3 million and $6.9 million, respectively, to write off all of the goodwill associated with each of the reporting units. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2017. The impairments were non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did they impact the debt covenants under our credit agreement. Effective January 1, 2018, the Company completed its integration of the Culture Shaping and Leadership Consulting reporting units into the newly created Heidrick Consulting reporting unit.

Other Intangible Assets, net

The Company’s other intangible assets, net, by segment, are as follows:

	December 31, 2019	December 31, 2018
Executive Search
Americas	$557	$52
Europe	1,314	2,086
Asia Pacific	64	78
Total Executive Search	1,935	2,216
Heidrick Consulting	—	—
Total Other Intangible Assets, Net	$1,935	$2,216

In September 2019, the Company acquired 2GET and recorded customer relationships and trade name intangible assets in the Americas segment of $0.3 million and $0.4 million, respectively.

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

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2019			December 31, 2018
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.6	$16,302	$(14,683)	$1,619	$15,910	$(13,694)	$2,216
Trade name	5.0	362	(46)	316	—	—	—
Total intangible assets	6.3	$16,664	$(14,729)	$1,935	$15,910	$(13,694)	$2,216

Intangible asset amortization expense for the years ended December 31, 2019, 2018 and 2017, was $0.9 million, $1.5 million and $4.4 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2019 for the years ended December 31st is as follows:

2020	$798
2021	507
2022	319
2023	188
2024	76
Thereafter	47
Total	$1,935

10.	Other Current Assets and Non-Current Liabilities

The components of other current assets are as follows:

	December 31, 2019	December 31, 2018
Contract assets	$22,257	$23,975
Other	5,591	5,623
Total other current assets	$27,848	$29,598

The components of other non-current liabilities are as follows:

	December 31, 2019	December 31, 2018
Premise related costs	$2,392	$15,473
Other	2,242	1,950
Total other non-current liabilities	$4,634	$17,423

11.	Line of Credit

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

Before October 26, 2018, the Company was party to its Restated Credit Agreement. The Restated Credit Agreement provided a single senior unsecured revolving line of credit with an aggregate commitment of up to $100 million, which includes a sublimit of $25 million for letters of credit, and a $50 million expansion feature (the “Replacement Facility”). Borrowings under the Restated Credit Agreement bore interest at the Company’s election of the existing Alternate Base Rate (as defined in the Restated Credit Agreement) or Adjusted LIBOR Rate (as defined in the Restated Credit Agreement) plus a spread as determined by the Company’s leverage ratio.

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

As of December 31, 2019, and 2018, the Company had no outstanding borrowings under the 2018 Credit Agreement. The Company was in compliance with the financial and other covenants under the 2018 Credit Agreement and no event of default existed.

12.	Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar-for-dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the years ended December 31, 2019, 2018 and 2017. Employees are eligible for the Company match immediately provided that they are working on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created annually by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2019, 2018 and 2017. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2019, 2018 and 2017, was $6.3 million, $5.7 million and $5.6 million, respectively.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2019 and 2018, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $23.8 million and $18.3 million at December 31, 2019 and 2018, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2019 and 2018.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2019 and 2018, the total amounts deferred under the plan were $1.6 million and $1.1 million, respectively, all of which were funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2019 and 2018.

The U.S. and Non-Employee Directors Voluntary Deferred Compensation Plans consist primarily of marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Financial Instruments and Fair Value).

13.	Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain current and former employees in Germany. The pensions are individually fixed Euro amounts that vary depending on the function and the eligible years of service of the employee.

	2019	2018
Benefit obligation at January 1,	$20,908	$23,886
Interest cost	338	373
Actuarial (gain) loss	1,506	(886)
Benefits paid	(1,375)	(1,450)
Cumulative translation adjustment	(459)	(1,015)
Benefit obligation at December 31,	$20,918	$20,908

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2019	2018
Current liabilities	$1,318	$1,349
Noncurrent liabilities	19,600	19,559
Total	$20,918	$20,908

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2019	2018	2017
Net period benefit cost:
Interest cost	$338	$373	$362
Amortization of net loss	35	92	111
Net periodic benefit cost	$373	$465	$473
Weighted average assumptions
Discount rate (1)	1.71%	1.64%	1.49%
Rate of compensation increase	—%	—%	—%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2019	2018	2017
Discount rate (1)	1.03%	1.71%	1.64%
Rate of compensation increase	—%	—%	—%
Measurement Date	12/31/2019	12/31/2018	12/31/2017

(1)	The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2019 and 2018, that had not yet been recognized as components of net periodic benefit cost were $4.0 million and $2.6 million, respectively.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Financial Instruments and Fair Value). The fair value at December 31, 2019 and 2018, was $15.3 million and $16.4 million, respectively.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2019 and 2018, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

2020	$1,318
2021	1,305
2022	1,288
2023	1,269
2024	1,245
2025 through 2029	5,713

14.	Stock-Based Compensation

The Company's Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (the "2012 Program') provides for grants of stock options, stock appreciation rights and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors.

As of December 31, 2019, 2,551,441 shares have been issued under the 2012 Program and 981,682 shares remain available for future awards, which includes 683,123 forfeited shares. The 2012 Program provides that no awards can be granted after May 24, 2028.

In September 2017, the Company entered into an agreement with its former Chief Executive Officer pursuant to which Mr. Wolstencroft voluntarily agreed, with the concurrence of the Board of Directors, to forfeit 100 percent of his 2017 restricted stock unit and performance stock unit grants totaling 39,352 restricted stock units and 39,352 performance stock units.

Mr. Wolstencroft vested in 41,667 restricted stock units, or 100 percent of his 2014 sign-on restricted stock unit grant, without proration. With respect to his 2015 and 2016 restricted stock unit and performance stock unit grants, Mr. Wolstencroft vested an agreed upon pro-rata portion of the tranches scheduled to vest in 2017 through 2019 (and with the performance goals for performance stock units deemed to have been achieved at target level performance) totaling 9,948 restricted stock units and 50,007 performance stock units, and he agreed to forfeit the remaining portions of such 2015 and 2016 restricted stock unit and performance stock unit awards totaling 28,903 restricted stock units and 26,246 performance stock units.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2019	2018	2017
Salaries and employee benefits (1)	$12,857	$9,548	$4,597
General and administrative expenses	460	562	338
Income tax benefit related to stock-based compensation included in net income	3,529	2,674	1,948

(1) Includes $3.0 million and $1.2 million of expense related to cash settled restricted stock units for the years ended December 31, 2019, and 2018, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. Beginning in 2018, a portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2017	491,154	$21.92
Granted	297,664	34.64
Vested and converted to common stock	(199,550)	21.66
Forfeited	(76,822)	25.76
Outstanding on December 31, 2018	512,446	28.83
Granted	270,488	33.55
Vested and converted to common stock	(175,792)	24.19
Forfeited	(8,154)	34.29
Outstanding on December 31, 2019	598,988	$32.25

As of December 31, 2019, there was $11.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.5 years.

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

During the year ended December 31, 2019, performance stock units were granted to certain employees of the Company, subject to a cliff vesting period of three years and certain other performance conditions. Half of award is based on the achievement of certain operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards based on total shareholder return was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Performance share unit activity for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2017	185,891	$23.82
Granted	102,138	25.81
Vested and converted to common stock	(43,361)	23.64
Forfeited	(47,551)	23.87
Outstanding on December 31, 2018	197,117	24.88
Granted	81,661	35.58
Vested and converted to common stock	(99,219)	25.04
Forfeited	—	—
Outstanding on December 31, 2019	179,559	$32.63

As of December 31, 2019, there was $3.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.8 years.

Phantom Stock Units

Phantom stock units are grants of phantom stock with respect to shares of the Company's common stock that are settled in cash and are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

Phantom stock units are subject to vesting over a period of four years and certain other conditions, including continued service to the Company. As a result of the cash-settlement feature of the awards, the Company considers the awards to be liability awards, which are measured at fair value at each reporting date and the vested portion of the award is recognized as a liability to the extent that the service condition is deemed probable. The fair value of the phantom stock awards on the balance sheet date was determined using the closing share price of the Company's common stock on that date and is included within Accrued salaries and benefits - non-current on the Consolidated Balance Sheets.

The Company recorded phantom stock-based compensation expense of $3.0 million and $1.2 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Phantom stock unit activity for the years ended December 31, 2019, 2018, and 2017 was as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2017	—
Granted	111,673
Vested	—
Forfeited	—
Outstanding on December 31, 2018	111,673
Granted	154,387
Vested	—
Forfeited	—
Outstanding on December 31, 2019	266,060

As of December 31, 2019, there was $5.2 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.3 years.

15.	Restructuring

Restructuring Charges

During the year ended December 31, 2019, the Company recorded restructuring charges of $4.1 million related to the closing of the Company's legacy Brazil operations due to the acquisition of 2GET (see Note 8, Acquisitions). The restructuring charges primarily consist of employee-related costs for the Company's legacy Brazil operations. The America's incurred $4.1 million in restructuring charges, while Global Operations Support incurred less than $0.1 million in restructuring charges.

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

Restructuring charges by operating segment for the years ended December 31, were as follows:

	December 31,
	2019	2018	2017
Executive Search
Americas	$4,102	$—	$784
Europe	—	—	3,993
Asia Pacific	—	—	2,046
Total Executive Search	4,102	—	6,823
Heidrick Consulting	—	—	3,393
Global Operations Support	28	—	5,450
Total restructuring	$4,130	$—	$15,666

Changes in the restructuring accrual for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2016	$—	$—	$—	$—
Restructuring charges	13,065	308	2,293	15,666
Cash payments	(1,199)	(5)	(1,282)	(2,486)
Non-cash write-offs	—	(155)	—	(155)
Accrual balance at December 31, 2017	11,866	148	1,011	13,025
Cash payments	(8,689)	(248)	(993)	(9,930)
Non-cash write-offs	—	195	—	195
Other	(1,843)	(95)	5	(1,933)
Exchange rate fluctuations	(65)	—	(6)	(71)
Accrual balance at December 31, 2018	1,269	—	17	1,286
Restructuring charges	4,130	—	—	4,130
Cash payments	(2,213)	—	—	(2,213)
Non-cash write-offs	—	—	(17)	(17)
Other	4	—	—	4
Exchange rate fluctuations	55	—	—	55
Accrual balance at December 31, 2019	$3,245	$—	$—	$3,245

16.	Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2019	2018	2017
United States	$53,461	$47,191	$(28,577)
Foreign	15,828	23,301	(841)
Income (loss) before income taxes	$69,289	$70,492	$(29,418)

The provision for (benefit from) income taxes are as follows:

	December 31,
	2019	2018	2017
Current
Federal	$11,311	$12,311	$10,107
State and local	4,422	4,843	2,372
Foreign	4,423	6,907	8,257
Current provision for income taxes	20,156	24,061	20,736
Deferred
Federal	2,031	6,403	5,642
State and local	698	(354)	(2,951)
Foreign	(465)	(8,913)	(4,210)
Deferred provision (benefit) for income taxes	2,264	(2,864)	(1,519)
Total provision for income taxes	$22,420	$21,197	$19,217

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017 is as follows:

	December 31,
	2019	2018	2017
Income tax provision (benefit) at the statutory U.S. federal rate	$14,551	$14,803	$(10,296)
State income tax provision (benefit), net of federal tax benefit	3,509	3,242	(593)
Nondeductible expenses, net	1,570	1,651	3,282
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	698	(35)	5,465
Release of valuation allowance	(117)	(43)	(3,200)
Additional U.S. tax on foreign operations	2,550	1,628	—
Current/deferred true-up	(157)	(1,199)	567
Tax reform	—	—	23,732
Other, net	(184)	1,150	260
Total provision for income taxes	$22,420	$21,197	$19,217

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2019	2018
Deferred tax assets attributable to:
Foreign net operating loss carryforwards	$17,940	$18,259
Accrued compensation and employee benefits	14,506	15,442
Deferred compensation	17,110	15,587
Foreign tax credit carryforwards	6,493	8,163
Accrued rent	2,655	3,096
Other accrued expenses	5,882	6,290
Deferred tax assets, before valuation allowance	64,586	66,837
Valuation allowance	(24,200)	(26,460)
Deferred tax assets, after valuation allowance	40,386	40,377
Deferred tax liabilities attributable to:
Goodwill	5,440	2,203
Taxes provided on unremitted earnings	—	765
Depreciation on property and equipment	1,652	2,040
Other	533	686
Deferred tax liabilities	7,625	5,694
Net deferred tax assets	$32,761	$34,683

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. Certain of the Company's deferred tax liabilities of $0.3 million and $0.2 million do not qualify for deferred tax netting and are included in Other non-current liabilities on the Consolidated Balance Sheets at December 31, 2019 and 2018, respectively.

The valuation allowance decreased from $26.5 million at December 31, 2018 to $24.2 million at December 31, 2019. The valuation allowance at December 31, 2019 was related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2019, the Company had a net operating loss carryforward of $116.1 million related to its foreign tax filings. Of the $116.1 million net operating loss carryforward, $76.9 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also has a foreign tax credit carryforward of $6.5 million subject to a valuation allowance of $6.5 million.

At December 31, 2018, the Company had a net operating loss carryforward of $118.0 million related to its foreign tax filings. Of the $118.0 million net operating loss carryforward, $59.8 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also has a foreign tax credit carryforward of $8.2 million subject to a valuation allowance of $8.2 million.

As of December 31, 2018, the Company had $1.1 million of unrecognized tax benefits. As of December 31, 2019, the Company had $0.1 million of unrecognized tax benefits of which, if recognized, would be recorded as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
Gross unrecognized tax benefits at January 1,	$1,128	$740	$1,038
Gross increases for tax positions of prior years	389	608	167
Gross decreases for tax positions of prior years	(377)	—	—
Settlements	(1,010)	(220)	(465)
Lapse of statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31,	$130	$1,128	$740

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2016 through 2018 are subject to examination by the state taxing authorities. The years 2016 through 2018 are subject to examination by the federal taxing authority. There are certain foreign jurisdictions that are subject to examination for years prior to 2016.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next twelve months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2020.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are less than $0.1 million as of December 31, 2019.

The “Tax Cuts and Jobs Act” was enacted in December 22, 2017. The Tax Act included a territorial tax system, beginning in 2018, and it included two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The Global Intangible Low-Taxed Income ("GILTI") provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company became subject to incremental U.S. tax on GILTI income beginning in 2018 due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2019.

The Base Erosion and Anti-Abuse Tax ("BEAT") provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2019.

17.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2019, are summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2018	$—	$5,258	$(1,196)	$4,062
Other comprehensive income before classification, net of tax	13	844	(1,095)	(238)
Balance at December 31, 2019	$13	$6,102	$(2,291)	$3,824

18.	Segment Information

In 2018, the Company completed the integration of its Leadership Consulting and Culture Shaping businesses into one combined service offering, Heidrick Consulting. In conjunction with the integration, the Company reorganized its Management Committee, which the Company considers to be its chief operating decision maker, so as to regularly assess performance and make resource allocations decisions for the Heidrick Consulting business. Therefore, the Company now reports Leadership Consulting and Culture Shaping as one operating segment, Heidrick Consulting. In conjunction with the change in operating segments, the Company modified its corporate cost allocation methodology. Previously reported operating segment results for the twelve months ended December 31, 2017, have been recast to conform to the new operating segment structure and corporate cost allocation methodology.

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, were as follows:

	December 31,
	2019	2018	2017
Revenue
Executive Search
Americas	$415,455	$405,267	$339,793
Europe	135,070	145,348	125,346
Asia Pacific	95,827	102,276	86,905
Total Executive Search	646,352	652,891	552,044
Heidrick Consulting	60,572	63,132	69,356
Revenue before reimbursements	706,924	716,023	621,400
Reimbursements	18,690	19,632	18,656
Total revenue	$725,614	$735,655	$640,056

Operating income (loss)
Executive Search
Americas (1)	$100,833	$96,880	$75,337
Europe (2)	3,026	5,849	13
Asia Pacific (3)	13,590	15,999	537
Total Executive Search	117,449	118,728	75,887
Heidrick Consulting (4)	(18,499)	(13,619)	(62,368)
Total segments	98,950	105,109	13,519
Global Operations Support (5)	(35,439)	(36,252)	(40,042)
Total operating income (loss)	$63,511	$68,857	$(26,523)

Depreciation and amortization
Executive Search
Americas	$4,204	$4,605	$4,794
Europe	2,784	3,735	3,328
Asia Pacific	1,472	1,646	1,565
Total Executive Search	8,460	9,986	9,687
Heidrick Consulting	1,079	1,577	4,099
Total segments	9,539	11,563	13,786
Global Operations Support	832	959	988
Total depreciation and amortization	$10,371	$12,522	$14,774

Capital expenditures
Executive Search
Americas	$1,121	$601	$7,123
Europe	1,070	3,557	1,460
Asia Pacific	295	440	2,633
Total Executive Search	2,486	4,598	11,216
Heidrick Consulting	541	581	1,172
Total segments	3,027	5,179	12,388
Global Operations Support	325	1,006	3,298
Total capital expenditures	$3,352	$6,185	$15,686

(1)	Operating income for the Americas includes restructuring charges of $4.1 million in 2019 and $0.8 million in 2017.

(2)	Operating income for Europe includes restructuring charges of $4.0 million in 2017.

(3)	Operating income for Asia Pacific includes restructuring charges of $2.0 million in 2017.

(4)	Operating loss for Heidrick Consulting includes impairment charges of $50.7 million and restructuring charges of $3.4 million in 2017.

(5)	Operating loss for Global Operations Support includes restructuring charges of less than $0.1 million in 2019 and $5.5 million in 2017.

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2019	2018
Current assets
Executive Search
Americas	$286,818	$255,889
Europe	96,230	85,355
Asia Pacific	78,967	74,169
Total Executive Search	462,015	415,413
Heidrick Consulting	30,628	34,174
Total segments	492,643	449,587
Global Operations Support	1,839	1,280
Total allocated current assets	494,482	450,867
Unallocated non-current assets	220,925	125,454
Goodwill and other intangible assets, net
Executive Search
Americas	93,054	88,462
Europe	26,893	27,010
Asia Pacific	8,819	8,836
Total Executive Search	128,766	124,308
Heidrick Consulting	—	—
Total goodwill and other intangible assets, net	128,766	124,308
Total assets	$844,173	$700,629

19.	Guarantees

The Company has utilized letters of credit to support certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2030. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit was approximately $2.5 million as of December 31, 2019. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

KPMG’s audit reports on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2017, did not contain any adverse opinion or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2017, and the interim period through June 13, 2018, there were (i) no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.

The Company’s independent registered public accounting firm, RSM LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases, and implemented changes to the relevant business processes, and related control activities within them, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2019, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program. See Note 14, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	778,547	(1)	$—	981,682
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	778,547		—	981,682

(1)
Includes 598,988 restricted stock units and 179,559 performance stock units at their target levels and no options. The performance stock units represent the maximum amount of shares to be awarded at target levels, and accordingly, may overstate expected dilution.

The other information required by this Item is included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the discussion under the caption “Audit Fees” in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K beginning on page 32.

 2.    Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023))

3.02	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of the Registrant's Form 8-K filed May 30, 2017)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

*4.02	Description of Securities

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

10.06	Employment Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated August 15, 2011, filed August 16, 2011) **

10.07	Amended and Restated Employment Letter Agreement of Stephen Beard dated May 18, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 1, 2011)**

10.08	Employment Agreement of Tracy R. Wolstencroft dated February 2, 2014 (Incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed February 6, 2014)**

10.09	Employment Agreement of Richard W. Greene (Incorporated by reference to Exhibit 99.01 of the Registrant’s Form 8-K filed March 27, 2015) **

10.10	Employment Agreement of Krishnan Rajagopalan dated April 9, 2015 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed April 20, 2015) **

10.11	Restricted Stock Unit Participation Agreement issued to Tracy R. Wolstencroft dated February 3, 2014 (Incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed February 6, 2014)**

10.12	Performance Stock Unit Participation Agreement issued to Tracy R. Wolstencroft dated February 3, 2014 (Incorporated by reference to exhibit 99.3 of the Registrant’s Form 8-K filed February 6, 2014)**

10.13	Employment Agreement of Colin Price dated January 18, 2017 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed January 19, 2017.)**

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

10.32
Business Protection Agreement by and between Heidrick & Struggles (UK) Limited and Mr. Colin Price dated January 18, 2016 (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed January 18, 2017.)**

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

10.48	Form of Phantom Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed October 29, 2018)**

10.49	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed October 29, 2018)**

10.50
Employment Agreement between Heidrick & Struggles International, Inc. and Sarah Payne dated December 5, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed December 6, 2018)**

10.51
Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated February 6, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed February 8, 2019)**

10.52	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed July 29, 2019)**

*10.53	Form of Performance Stock Unit Participation Agreement**

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm - RSM LLP

*23.02	Consent of Independent Registered Public Accounting Firm - KPMG LLP

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**    Denotes a management contract or compensatory plan or arrangement.

(b)	SEE EXHIBIT INDEX ABOVE

(c)	FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2020.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/s/ Stephen A. Bondi
By:	Stephen A. Bondi
Title:	Vice President, Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2020.

Signature	Title

/s/ Krishnan Rajagopalan	Chief Executive Officer & Director
Krishnan Rajagopalan (Principal Executive Officer)

/s/ Mark R. Harris	Executive Vice President, Chief Financial Officer
Mark R. Harris (Principal Financial Officer)

/s/ Stephen A. Bondi	Vice President, Controller
Stephen A. Bondi (Principal Accounting Officer)

/s/ Elizabeth L. Axelrod	Director
Elizabeth L. Axelrod

/s/ Clare M. Chapman	Director
Clare M. Chapman

/s/ Gary E. Knell	Director
Gary E. Knell

/s/ Lyle Logan	Director
Lyle Logan

/s/ T. Willem Mesdag	Director
T. Willem Mesdag

/s/ Stacey Rauch	Director
Stacey Rauch

/s/ Adam Warby	Director
Adam Warby