Form 10-Q
period 2020-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2020-04-27
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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
233 South Wacker Drive-Suite 4900
Chicago, Illinois
60606-6303
(Address of Principal Executive Offices)

(312) 496-1200
(Registrant’s Telephone Number, Including Area Code)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	HSII	The NASDAQ Stock Market LLC

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

As of April 24, 2020, there were 19,274,921 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Current assets
Cash and cash equivalents	$251,000	$271,719
Marketable securities	—	61,153
Accounts receivable, net of allowances of $5,209 and $5,140, respectively	131,371	109,163
Prepaid expenses	26,505	20,185
Other current assets	32,133	27,848
Income taxes recoverable	4,400	4,414
Total current assets	445,409	494,482

Non-current assets
Property and equipment, net	28,450	28,650
Operating lease right-of-use assets	98,943	99,391
Assets designated for retirement and pension plans	13,756	13,978
Investments	23,516	25,409
Other non-current assets	25,181	20,434
Goodwill	123,422	126,831
Other intangible assets, net	1,554	1,935
Deferred income taxes	32,299	33,063
Total non-current assets	347,121	349,691

Total assets	$792,530	$844,173

Current liabilities
Accounts payable	$11,088	$8,633
Accrued salaries and benefits	97,875	234,306
Deferred revenue	41,433	41,267
Operating lease liabilities	29,818	30,955
Other current liabilities	19,534	26,253
Income taxes payable	8,198	3,928
Total current liabilities	207,946	345,342

Non-current liabilities
Non-current debt	100,000	—
Accrued salaries and benefits	46,823	59,662
Retirement and pension plans	43,851	46,032
Operating lease liabilities	77,594	79,388
Other non-current liabilities	4,551	4,634
Total non-current liabilities	272,819	189,716

Total liabilities	480,765	535,058

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,274,921 and 19,165,954 shares outstanding at March 31, 2020 and December 31, 2019, respectively	196	196
Treasury stock at cost, 310,856 and 419,823 shares at March 31, 2020 and December 31, 2019, respectively	(10,957)	(14,795)
Additional paid in capital	226,033	228,807
Retained earnings	96,415	91,083
Accumulated other comprehensive income	78	3,824
Total stockholders’ equity	311,765	309,115

Total liabilities and stockholders’ equity	$792,530	$844,173

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Revenue before reimbursements (net revenue)	$171,481	$171,594
Reimbursements	3,366	4,680
Total revenue	174,847	176,274

Operating expenses
Salaries and benefits	121,089	120,818
General and administrative expenses	32,240	34,385
Reimbursed expenses	3,366	4,680
Total operating expenses	156,695	159,883

Operating income	18,152	16,391

Non-operating income (expense)
Interest, net	679	808
Other, net	(4,435)	1,643
Net non-operating income (expense)	(3,756)	2,451

Income before income taxes	14,396	18,842

Provision for income taxes	5,730	6,755

Net income	8,666	12,087

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(3,716)	320
Net unrealized loss on available-for-sale investments	(30)	—
Other comprehensive income (loss), net of tax	(3,746)	320

Comprehensive income	$4,920	$12,407

Weighted-average common shares outstanding
Basic	19,192	19,003
Diluted	19,776	19,504

Earnings per common share
Basic	$0.45	$0.64
Diluted	$0.44	$0.62

Cash dividends paid per share	$0.15	$0.15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,586	$196	420	$(14,795)	$228,807	$91,083	$3,824	$309,115
Net income	—	—	—	—	—	8,666	—	8,666
Adoption of accounting standards	—	—	—	—	—	(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,746)	(3,746)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,614	—	—	2,614
Vesting of equity, net of tax withholdings	—	—	(109)	3,838	(5,388)	—	—	(1,550)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,876)	—	(2,876)
Dividend equivalents on restricted stock units	—	—	—	—	—	(126)	—	(126)
Balance at March 31, 2020	19,586	$196	311	$(10,957)	$226,033	$96,415	$78	$311,765

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	19,586	$196	632	$(20,298)	$227,147	$56,049	$4,062	$267,156
Net income	—	—	—	—	—	12,087	—	12,087
Other comprehensive income, net of tax	—	—	—	—	—	—	320	320
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Vesting of equity, net of tax withholdings	—	—	(160)	5,155	(9,707)	—	—	(4,552)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,848)	—	(2,848)
Dividend equivalents on restricted stock units	—	—	—	—	—	(87)	—	(87)
Balance at March 31, 2019	19,586	$196	472	$(15,143)	$218,783	$65,201	$4,382	$273,419

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows - operating activities
Net income	$8,666	$12,087
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,337	2,734
Deferred income taxes	110	336
Stock-based compensation expense	2,614	1,343
Accretion expense related to earnout payments	—	160
Gain on marketable securities	(111)	—
Loss on disposal of property and equipment	1	—
Changes in assets and liabilities:
Accounts receivable	(24,656)	(20,167)
Accounts payable	1,897	99
Accrued expenses	(147,265)	(146,222)
Restructuring accrual	(138)	(681)
Deferred revenue	837	(1,586)
Income taxes payable, net	4,082	2,496
Retirement and pension plan assets and liabilities	2,033	1,550
Prepaid expenses	(6,566)	(6,499)
Other assets and liabilities, net	(9,441)	(923)
Net cash used in operating activities	(165,600)	(155,273)

Cash flows - investing activities
Capital expenditures	(1,753)	(898)
Purchases of available-for-sale investments	(2,125)	(1,678)
Proceeds from sales of available-for-sale investments	61,395	113
Net cash provided by (used in) investing activities	57,517	(2,463)

Cash flows - financing activities
Proceeds from line of credit	100,000	—
Cash dividends paid	(3,002)	(2,935)
Payment of employee tax withholdings on equity transactions	(1,550)	(4,552)
Acquisition earnout payments	(2,788)	(407)
Net cash provided by (used in) financing activities	92,660	(7,894)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(5,296)	130

Net decrease in cash, cash equivalents and restricted cash	(20,719)	(165,500)
Cash, cash equivalents and restricted cash at beginning of period	271,719	280,262
Cash, cash equivalents and restricted cash at end of period	$251,000	$114,762
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill and other intangible assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2020 and December 31, 2019, the results of operations for the three months ended March 31, 2020 and 2019 and its cash flow for the three months ended March 31, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020.

2.	Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of March 31, 2020 and 2019, and December 31, 2019 and 2018:

	March 31,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$251,000	$114,414	$271,719	$279,906
Restricted cash included within other current assets	—	106	—	108
Restricted cash included within other non-current assets	—	242	—	248
Total cash, cash equivalents and restricted cash	$251,000	$114,762	$271,719	$280,262

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Net income	$8,666	$12,087
Weighted average shares outstanding:
Basic	19,192	19,003
Effect of dilutive securities:
Restricted stock units	418	319
Performance stock units	166	182
Diluted	19,776	19,504
Basic earnings per share	$0.45	$0.64
Diluted earnings per share	$0.44	$0.62

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

Recently Adopted Financial Accounting Standards

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all related ASU amendments, using the modified retrospective method. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income, Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2020.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB, issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

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

Our executive search contracts contain a replacement guarantee which provides for an additional search to be completed, free of charge except for expense reimbursements, should the candidate presented by the Company be hired by the client and subsequently terminated by the client for performance reasons within a specified period of time. The replacement guarantee is an assurance warranty, which is not a performance obligation under the terms of the executive search contract, as the Company does not provide any services under the terms of the guarantee that transfer benefits to the client in excess of assuring that the identified candidate complies with the agreed-upon specifications. The Company accounts for the replacement guarantee under the relevant warranty guidance in Accounting Standards Codification ("ASC") 460 - Guarantees.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances during the period:

	March 31, 2020	December 31, 2019	Change
Contract assets
Unbilled receivables, net	$11,366	$7,585	$3,781
Contract assets	14,858	14,672	186
Total contract assets	26,224	22,257	3,967

Contract liabilities
Deferred revenue	$41,433	$41,267	$166

During the three months ended March 31, 2020, we recognized revenue of $25.0 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the three months ended March 31, 2020, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $7.2 million.

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

4.	Credit Losses

The Company is exposed to credit losses primarily through the provision of its executive search and consulting services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus ("COVID-19") pandemic and determined that the estimate of credit losses was not significantly impacted.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2019	$5,140
Provision for credit losses	639
Write-offs	(514)
Foreign currency translation	(56)
Balance at March 31, 2020	$5,209

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at March 31, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$151,750	$18	$151,750	$—

The unrealized losses on three investments in U.S. Treasury securities were caused by fluctuations in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the investments would not be settled at a price less than the amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis.

5.	Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2020	December 31, 2019
Leasehold improvements	$47,386	$47,269
Office furniture, fixtures and equipment	17,744	17,740
Computer equipment and software	27,821	27,531
Property and equipment, gross	92,951	92,540
Accumulated depreciation	(64,501)	(63,890)
Property and equipment, net	$28,450	$28,650

Depreciation expense for the three months ended March 31, 2020 and 2019 was $2.1 million and $2.5 million, respectively.

6.	Leases

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

Office leases have remaining lease terms that range from less than one year to 10.1 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.6 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income were as follows for the three months ended March 31:

	2020	2019
Operating lease cost	$6,261	$6,573
Variable lease cost	2,073	1,857
Total lease cost	$8,334	$8,430

Supplemental cash flow information related to the Company's operating leases is as follows for the three months ended March 31:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,812	$8,481
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,641	$8,726

The weighted average remaining lease term and weighted average discount rate for our operating leases as of March 31, is as follows:

	2020	2019
Weighted Average Remaining Lease Term
Operating leases	4.6 years	4.9 years
Weighted Average Discount Rate
Operating leases	3.84%	3.97%

The future maturities of the Company's operating lease liabilities as of March 31, 2020, for the years ended December 31 is as follows:

Operating Lease Maturity
2020	$21,796
2021	28,043
2022	24,314
2023	21,409
2024	10,950
Thereafter	10,275
Total lease payments	116,787
Less: Interest	(9,375)
Present value of lease liabilities	$107,412

7.	Financial Instruments and Fair Value

Cash, Cash Equivalents and Marketable Securities

The Company's investments in marketable debt securities, which consist of U.S. Treasury bills, are classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument's underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until realized.

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at March 31, 2020
Cash					$94,243	$—

Level 1(1):
U.S. Treasury securities	156,774	1	18	156,757	156,757	—
Total Level 1	156,774	1	18	156,757	156,757	—

Total	$156,774	$1	$18	$156,757	$251,000	$—

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2019
Cash					$177,493	$—

Level 1(1):
Money market funds					15,661	—
U.S. Treasury securities	139,705	13	—	139,718	78,565	61,153
Total Level 1	139,705	13	—	139,718	94,226	61,153

Total	$139,705	$13	$—	$139,718	$271,719	$61,153

(1)	Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $19.3 million and $17.2 million as of March 31, 2020 and December 31, 2019, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at March 31, 2020

Level 1(1):
U.S. non-qualified deferred compensation plan	$23,516	$—	$—	$23,516	$—	$—

Level 2(2):
Retirement and pension plan assets	15,053	1,297	13,756	—	—	—
Pension benefit obligation	(20,586)	—	—	—	(1,297)	(19,289)
Total Level 2	(5,533)	1,297	13,756	—	(1,297)	(19,289)

Total	$17,983	$1,297	$13,756	$23,516	$(1,297)	$(19,289)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2019

Level 1(1):
U.S. non-qualified deferred compensation plan	$25,409	$—	$—	$25,409	$—	$—

Level 2(2):
Retirement and pension plan assets	15,296	1,318	13,978	—	—	—
Pension benefit obligation	(20,918)	—	—	—	(1,318)	(19,600)
Total Level 2	(5,622)	1,318	13,978	—	(1,318)	(19,600)

Total	$19,787	$1,318	$13,978	$25,409	$(1,318)	$(19,600)

(1)	Level 1 – Quoted prices in active markets for identical assets and liabilities.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the three months ended March 31, 2020:

Acquisition Earnout Accruals
Balance at December 31, 2019	$(5,278)
Earnout payments	5,051
Foreign currency translation	227
Balance at March 31, 2020	$—

8.	Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	March 31, 2020	December 31, 2019
Executive Search
Americas	$91,338	$92,497
Europe	24,196	25,579
Asia Pacific	7,888	8,755
Total goodwill	$123,422	$126,831

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2020, are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Total
Goodwill at December 31, 2019	92,497	25,579	8,755	126,831
Foreign currency translation	(1,159)	(1,383)	(867)	(3,409)
Goodwill at March 31, 2020	$91,338	$24,196	$7,888	$123,422

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2020	December 31, 2019
Executive Search
Americas	$372	$557
Europe	1,130	1,314
Asia Pacific	52	64
Total other intangible assets, net	$1,554	$1,935

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	March 31, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.6	$15,816	$(14,469)	$1,347	$16,302	$(14,683)	$1,619
Trade name	5.0	279	(72)	207	362	(46)	316
Total intangible assets	6.4	$16,095	$(14,541)	$1,554	$16,664	$(14,729)	$1,935

Intangible asset amortization expense for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.2 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of March 31, 2020, for the years ended December 31 is as follows:

Estimated Future Amortization
2020	$519
2021	458
2022	291
2023	172
2024	71
Thereafter	43
Total	$1,554

9.	Other Current Assets

The components of other current assets are as follows:

	March 31, 2020	December 31, 2019
Contract assets	$26,224	$22,257
Other	5,909	5,591
Total other current assets	$32,133	$27,848

10.	Line of Credit

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

During the three months ended March 31, 2020, the Company borrowed $100 million under the 2018 Credit Agreement. The borrowings outstanding under the revolving line of credit currently bear interest at a rate of 1.77% per annum. The Company elected to draw down a portion of the available funds from its revolving line of credit as a precautionary measure to increase its cash position and further enhance its financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak.

As of March 31, 2020, the Company had $100 million of outstanding borrowings. As of December 31, 2019, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the 2018 Credit Agreement and no event of default existed.

11.	Stock-Based Compensation

The Company’s Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (the “2012 Program”) provides for grants of stock options, stock appreciation rights, and other stock-based awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors.

As of March 31, 2020, 2,844,025 awards have been issued under the 2012 Program and 689,098 shares remain available for future awards, including 683,123 forfeited awards. The 2012 Program provides that no awards can be granted after May 24, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2020	2019
Salaries and benefits (1)	$1,804	$1,671
Income tax benefit related to stock-based compensation included in net income	479	441

(1) Includes $0.8 million of income and $0.3 million of expense related to cash settled restricted stock units for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. A portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the three months ended March 31, 2020 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2019	598,988	$32.25
Granted	186,737	23.43
Vested and converted to common stock	(125,257)	30.64
Forfeited	—	—
Outstanding on March 31, 2020	660,468	$30.06

As of March 31, 2020, there was $12.2 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

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

During the three months ended March 31, 2020, performance stock units were granted to certain employees of the Company and are subject to a cliff vesting period of three years and certain other performance conditions. Half of the award is based on the achievement of certain operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards based on total shareholder return was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Performance stock unit activity for the three months ended March 31, 2020 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2019	179,559	$32.63
Granted	105,847	23.52
Vested and converted to common stock	(50,472)	26.69
Forfeited	—	—
Outstanding on March 31, 2020	234,934	$29.80

As of March 31, 2020, there was $5.1 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

The Company recorded phantom stock-based compensation income of $0.8 million during the three months ended March 31, 2020 due to a decline in the Company's share price. The Company recorded phantom stock-based compensation expense of $0.3 million during the three months ended March 31, 2019.

Phantom stock unit activity for the three months ended March 31, 2020 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2019	266,060
Granted	—
Vested	—
Forfeited	—
Outstanding on March 31, 2020	266,060

As of March 31, 2020, there was $2.9 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.0 years.

12. Restructuring

During the three months ended September 30, 2019, the Company recorded restructuring charges of $4.1 million in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The Americas incurred $4.1 million in restructuring charges, while Global Operations Support incurred less than $0.1 million. The restructuring charges primarily consist of employee-related costs for the Company's existing Brazil operations.

Changes to the accrual for restructuring charges for the three months ended March 31, 2020, are as follows:

Employee Related
Outstanding on December 31, 2019	$3,245
Cash payments	(94)
Non cash write offs	(28)
Exchange rate fluctuations	(735)
Outstanding on March 31, 2020	$2,388

13.	Income Taxes

The Company reported income before taxes of $14.4 million and an income tax provision of $5.7 million for the three months ended March 31, 2020. The Company reported income before taxes of $18.8 million and an income tax provision of $6.8 million for the three months ended March 31, 2019. The effective tax rates for the three months ended March 31, 2020 and 2019, were 39.8% and 35.9%, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 were each impacted by one-time items and the mix of income.

14.	Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2020 is summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2019	$13	$6,102	$(2,291)	$3,824
Other comprehensive income before classification, net of tax	(30)	(3,716)	—	(3,746)
Balance at March 31, 2020	$(17)	$2,386	$(2,291)	$78

15.	Segment Information

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended March 31,
	2020	2019
Revenue
Executive Search
Americas	$100,301	$99,305
Europe	33,082	33,553
Asia Pacific	22,070	25,447
Total Executive Search	155,453	158,305
Heidrick Consulting	16,028	13,289
Revenue before reimbursements (net revenue)	171,481	171,594
Reimbursements	3,366	4,680
Total revenue	$174,847	$176,274

	Three Months Ended March 31,
	2020	2019
Operating income (loss)
Executive Search
Americas	$25,732	$22,449
Europe	3,049	2,165
Asia Pacific	2,502	4,906
Total Executive Search	31,283	29,520
Heidrick Consulting	(4,092)	(4,827)
Total segment operating income	27,191	24,693
Global Operations Support	(9,039)	(8,302)
Total operating income	$18,152	$16,391

16.	Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2030. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $3.6 million as of March 31, 2020. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

18.	Subsequent Event

The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter progressed. The pandemic has created significant volatility, uncertainty and economic disruption. Certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. The Company has temporarily closed its offices and shifted its workforce to remote operations to ensure the safety of our employees. In addition, certain customers of the Company have closed or reduced their operations during this pandemic. While the Company has not incurred any significant disruptions to our business to date, the extent to which the pandemic impacts the Company's business, operations and financial results will depend on numerous evolving factors that may not be able to be accurately predicted. The Company expects that all of its business segments, across all of its geographies, will be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on the Company and the duration for which it may have an impact cannot be determined at this time.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID-19 pandemic on our business, our consultants and employees, and the overall economy; leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue may be affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We employ a global approach to executive search built on better insights, more data and faster decision making facilitated by the use of our proprietary Infinity Framework and Heidrick Connect. Our Infinity Framework allows clients to holistically evaluate a candidate's pivotal experience and expertise, leadership capabilities, agility and potential, and culture fit and impact, thereby allowing our clients to find the right person for the role. We supplement our Infinity Framework through a series of additional online tools including our Leadership Accelerator, Leadership Signature and Culture Signature assessments. Heidrick Connect, a completely digital, always available, client experience portal allows our clients to access talent insights for each engagement, including the Infinity Framework and other proprietary assessment tools.

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

Recent Developments

On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. COVID-19 was first detected in Wuhan City, China and continued to spread, significantly impacting various markets around the world, including the United States.

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We have temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees. During this uncertain time, our critical priorities are:

•the health and safety of our employees, clients and their families;
•providing support to our clients; and
•helping our clients accelerate their business performance and transform with agility

While we have not incurred any significant disruptions to our business to date, the extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to:

•	the duration and scope of the pandemic;

•	the impact of the pandemic, and actions taken in response to the pandemic, on economic activity;

•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	restrictions inhibiting our employees’ ability to access our offices;

•	the effect on our clients and client demand for our services and solutions;

•	our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; and

•	the ability of our clients to pay for our services and solutions

We expect that all of our business segments, across all of our geographies, will be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and the duration for which it may have an impact cannot be determined at this time. Specific factors that may impact our business include, but are not limited to:

•	a decline in demand for our executive search and consulting services due to temporary and permanent workforce reductions, and general economic uncertainty;

•	a lengthening of the executive search process due to a slow-down in client decision making;

•	an increase in executive searches placed on hold due to delays in planned work by our clients;

•	an inability to execute in-person consulting engagements; and

•	disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain and China

A sustained economic downturn may also result in the carrying value of our goodwill, other intangible assets, and long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. On March 24,

2020, we elected to draw down $100 million of the available funds from our revolving line of credit as a precautionary measure to increase our cash position and further enhance our financial flexibility in light of current uncertainty in the global markets.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the pandemic. We are continually monitoring and assessing the pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

For more information, see Item 1A, "Risk Factors."

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2020	2019
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	2.0	2.7
Total revenue	102.0	102.7

Operating expenses
Salaries and benefits	70.6	70.4
General and administrative expenses	18.8	20.0
Reimbursed expenses	2.0	2.7
Total operating expenses	91.4	93.2

Operating income	10.6	9.6

Non-operating income (expense)
Interest, net	0.4	0.5
Other, net	(2.6)	1.0
Net non-operating income (expense)	(2.2)	1.4

Income before income taxes	8.4	11.0

Provision for income taxes	3.3	3.9

Net income	5.1%	7.0%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 15, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
Executive Search
Americas	$100,301	$99,305
Europe	33,082	33,553
Asia Pacific	22,070	25,447
Total Executive Search	155,453	158,305
Heidrick Consulting	16,028	13,289
Revenue before reimbursements (net revenue)	171,481	171,594
Reimbursements	3,366	4,680
Total revenue	$174,847	$176,274

	Three Months Ended March 31,
	2020	2019
Operating income (loss)
Executive Search
Americas	$25,732	$22,449
Europe	3,049	2,165
Asia Pacific	2,502	4,906
Total Executive Search	31,283	29,520
Heidrick Consulting	(4,092)	(4,827)
Total segment operating income	27,191	24,693
Global Operations Support	(9,039)	(8,302)
Total operating income	$18,152	$16,391

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Total revenue. Consolidated total revenue decreased $1.4 million, or 0.8%, to $174.8 million for the three months ended March 31, 2020, from $176.3 million for the three months ended March 31, 2019. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $0.1 million, or 0.1%, to $171.5 million for the three months ended March 31, 2020 from $171.6 million for the three months ended March 31, 2019. Foreign exchange rate fluctuations negatively impacted results by $1.9 million, or 1.1%. Executive Search net revenue was $155.5 million for the three months ended March 31, 2020, a decrease of $2.9 million, or 1.8%, compared to the three months ended March 31, 2019. Heidrick Consulting net revenue increased $2.7 million, or 20.6%, to $16.0 million for the three months ended March 31, 2020.

The number of Executive Search and Heidrick Consulting consultants was 396 and 70, respectively, as of March 31, 2020, compared to 370 and 67, respectively, as of March 31, 2019. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.6 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. The number of confirmed searches increased 2.4% compared to 2019. The average revenue per executive search decreased to $118,600 for the three months ended March 31, 2020, compared to $123,700 for the three months ended March 31, 2019.

Salaries and benefits. Consolidated salaries and benefits expense increased $0.3 million, or 0.2%, to $121.1 million for the three months ended March 31, 2020 from $120.8 million for the three months ended March 31, 2019. Fixed compensation decreased $0.4 million primarily due to the deferred compensation plan and talent acquisition and retention costs, partially offset by increases in base salaries and payroll taxes, stock compensation, retirement and benefits, and separation. Variable compensation increased $0.6 million due to contingent compensation related to the acquisition of 2GET. Foreign exchange rate fluctuations positively impacted results by $1.6 million, or 1.3%.

For the three months ended March 31, 2020, we had an average of 1,781 employees compared to an average of 1,620 employees for the three months ended March 31, 2019.

As a percentage of net revenue, salaries and benefits expense was 70.6% for the three months ended March 31, 2020, compared to 70.4% for the three months ended March 31, 2019.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.1 million, or 6.2% to $32.2 million for the three months ended March 31, 2020 from $34.4 million for the three months ended March 31, 2019. The decrease in general and administrative expenses was due to decreases in internal travel, taxes and licenses, and office occupancy, partially offset by increases in professional fees and information technology. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 1.0%.

As a percentage of net revenue, general and administrative expenses were 18.8% for the three months ended March 31, 2020, compared to 20.0% for the three months ended March 31, 2019.

Operating income. Consolidated operating income was $18.2 million for the three months ended March 31, 2020, compared to $16.4 million for the three months ended March 31, 2019. Foreign exchange rate fluctuations positively impacted operating income by less than $0.1 million, or 0.2%.

Net non-operating income (expense). Net non-operating expense was $3.8 million for the three months ended March 31, 2020, compared to $2.5 million of net non-operating income for the three months ended March 31, 2019.

Interest, net, was $0.7 million for the three months ended March 31, 2020, compared to $0.8 million for the three months ended March 31, 2019.

Other, net, was $4.4 million of expense for the three months ended March 31, 2020, compared to $1.6 million of income for the three months ended March 31, 2019. The additional expense in the current year is due to an unrealized loss of $3.9 million on the Company’s deferred compensation plan. Investments held in the Company’s deferred compensation plan are recorded at fair value, which declined significantly during the three months ended March 31, 2020 as a result of overall declines in the stock market.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $100.3 million for the three months ended March 31, 2020, an increase of 1.0% from $99.3 million for the three months ended March 31, 2019. The increase in net revenue was due to an 8.6% increase in the number of executive search confirmations. The Consumer Markets and Industrial practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.4 million or 0.4%. There were 206 Executive Search consultants as of March 31, 2020, compared to 191 as of March 31, 2019.

Salaries and benefits expense decreased $2.0 million, or 3.1%, compared to the three months ended March 31, 2019. Fixed compensation decreased $2.8 million, primarily due to the deferred compensation plan, talent acquisition and retention costs, and retirement and benefits, partially offset by an increase in base salaries and payroll taxes. Variable compensation increased $0.7 million due to higher bonus accruals as a result of increased consultant productivity and contingent compensation related to the acquisition of 2GET.

General and administrative expenses decreased $0.3 million, or 2.1%, compared to the three months ended March 31, 2019, due to taxes and licenses, and internal travel, partially offset by increases in professional fees, the use of external third-party consultants, and office occupancy.

Operating income was $25.7 million for the three months ended March 31, 2020, an increase of $3.3 million compared to $22.4 million for the three months ended March 31, 2019.

Europe

Europe reported net revenue of $33.1 million for the three months ended March 31, 2020, a decrease of 1.4% from $33.6 million for the three months ended March 31, 2019. The decrease in net revenue was primarily due to a 3.4% decrease in the number of executive search confirmations. The Education and Social Enterprises, Consumer Markets, Global Technology Services,

and Life Sciences practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 2.2%. There were 110 Executive Search consultants as of March 31, 2020, compared to 105 as of March 31, 2019.

Salaries and benefits expense increased $0.1 million, or 0.2%, compared to the three months ended March 31, 2019. Fixed compensation increased $0.3 million for the three months ended March 31, 2020, primarily due to base salaries and payroll taxes, talent acquisition and retention costs, and retirement and benefits. Variable compensation decreased $0.2 million due to lower bonus accruals as a result of decreased consultant productivity.

General and administrative expense decreased $1.4 million, or 17.7%, compared to the three months ended March 31, 2019, primarily due to decreases in internal travel, office occupancy, and professional fees.

The Europe segment reported operating income of $3.0 million for the three months ended March 31, 2020, an increase of $0.9 million compared to $2.2 million for the three months ended March 31, 2019.

Asia Pacific

Asia Pacific reported net revenue of $22.1 million for the three months ended March 31, 2020, a decrease of 13.3% compared to $25.4 million for the three months ended March 31, 2019. The decrease in net revenue was due to a 3.1% decrease in the number of executive search confirmations compared to the prior year. The decline in executive search confirmations is attributable to a general decline in business volume due to COVID-19, primarily in China and Singapore. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 3.1%. There were 80 Executive Search consultants as of March 31, 2020, compared to 74 as of March 31, 2019.

Salaries and benefits expense decreased $0.6 million, or 3.5%, compared to the three months ended March 31, 2019. Fixed compensation increased $0.1 million due to retirement and benefits, and talent acquisition and retention costs, partially offset by a decrease in base salaries and payroll taxes. Variable compensation decreased $0.6 million due to lower bonus accruals as a result of decreased consultant productivity.

General and administrative expenses decreased $0.4 million, or 8.7%, compared to the three months ended March 31, 2019, primarily due to decreases in internal travel, and taxes and licenses, partially offset by an increase in bad debt expense.

The Asia Pacific segment reported operating income of $2.5 million for the three months ended March 31, 2020, a decrease of $2.4 million compared to the three months ended March 31, 2019.

Heidrick Consulting

Heidrick Consulting reported net revenue of $16.0 million for the three months ended March 31, 2020, an increase of 20.6% compared to $13.3 million for the three months ended March 31, 2019. The increase in Heidrick Consulting net revenue is primarily due to one large consulting engagement. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.5%. There were 70 Heidrick Consulting consultants at March 31, 2020, compared to 67 at March 31, 2019.

Salaries and benefits expense increased $2.1 million, or 17.1%, compared to the three months ended March 31, 2019. Fixed compensation increased $1.2 million due to base salaries and payroll taxes, and retirement and benefits. Variable compensation increased $1.0 million due to higher bonus accruals as a result of increased consultant productivity.

General and administrative expenses decreased $0.1 million, or 2.5%, compared to the three months ended March 31, 2019, primarily due to internal travel and the use of external third-party consultants, partially offset by increases in professional fees and information technology.

The Heidrick Consulting segment reported an operating loss of $4.1 million for the three months ended March 31, 2020, an improvement of $0.7 million compared to an operating loss of $4.8 million for the three months ended March 31, 2019.

Global Operations Support

Global Operations Support expenses for the three months ended March 31, 2020, increased $0.7 million, or 8.9%, to $9.0 million from $8.3 million for the three months ended March 31, 2019.

Salaries and benefits expense increased $0.7 million, or 14.4%, due to stock compensation and separation, partially offset by a decrease in base salaries and payroll taxes.

General and administrative expenses increased $0.1 million, or 2.3%, primarily due to professional fees and information technology, partially offset by decreases in office occupancy and taxes and licenses.

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

During the three months ended March 31, 2020, we borrowed $100 million under the 2018 Credit Agreement. The borrowings outstanding under the revolving line of credit currently bear interest at a rate of 1.77% per annum. We elected to draw down a portion of the available funds from our revolving line of credit as a precautionary measure to increase our cash position and further enhance our financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. We believe that we have more than sufficient liquidity, even prior to taking this action, but elected to draw down available funds out of an abundance of caution in this period of uncertainty. The draw-down proceeds from the revolving line of credit are currently being held on our balance sheet and have been invested in short-term securities.

As of March 31, 2020, we had $100 million in outstanding borrowings and as of December 31, 2019, we had no outstanding borrowings. In both periods, we were in compliance with the financial and other covenants under the facility and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at March 31, 2020, December 31, 2019, and March 31, 2019 were $251.0 million, $332.9 million and $114.4 million, respectively. The $251.0 million of cash, cash equivalents and marketable securities at March 31, 2020, includes $73.6 million held by our foreign subsidiaries. A portion of the $73.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. For the three months ended March 31, 2020, cash used in operating activities was $165.6 million. This use of cash was primarily the result of cash bonus payments related to 2019 and prior year cash bonus deferrals of $222.1 million partially offset by 2020 bonus accruals, an increase in accounts receivable of $24.7 million, an increase in other assets of $9.4 million and an increase in prepaid expenses of $6.6 million, partially offset by net income of $8.7 million and an increase in taxes payable of $4.1 million.

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

Cash flows used in investing activities. Cash provided by investing activities was $57.5 million for the three months ended March 31, 2020, primarily due to proceeds from available for sale investments of $61.4 million, partially offset by purchases of available for sale investments of $2.1 million, and capital expenditures of $1.8 million for office build-outs.

For the three months ended March 31, 2019, cash used in investing activities was $2.5 million, primarily due to purchases of available for sale investments of $1.7 million and capital expenditures related to office build-outs of $0.9 million, partially offset by proceeds from sales available for sale investments of $0.1 million.

Cash flows used in financing activities. Cash provided by financing activities was $92.7 million for the three months ended March 31, 2020, primarily due to the draw on the line of credit of $100.0 million, partially offset by dividend payments of $3.0 million, the final earnout payment for the Amrop acquisition of $2.8 million, and employee tax withholding payments on equity transactions of $1.6 million.

For the three months ended March 31, 2019, cash used by financing activities was $7.9 million primarily due to employee tax withholding payments on equity transactions of $4.6 million, dividend payments of $2.9 million and the final earnout payment for the Scambler MacGregor acquisition of $0.4 million.

Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2020, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020.

Recently Adopted Financial Accounting Standards

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all related ASU amendments, using the modified retrospective method. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The adoption had an immaterial impact on the Condensed Consolidated Statement of Comprehensive Income, Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2020.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB, issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the three months ended March 31, 2020 by approximately $0.1 million. However, because certain assets and liabilities are denominated in currencies other than their respective functional currency, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of March 31, 2020, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $1.4 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by geographic segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except for the following risk factor which supplements the risk factors previously disclosed and should be considered in conjunction with the Risk Factors section in the Company's Annual report on Form 10-K for the year ended December 31, 2019.

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We have temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees. In addition, certain of our customers have closed or reduced their operations during this pandemic.

The global pandemic has created significant volatility, uncertainty and economic disruption. While we have not incurred any significant disruptions to our business to date, the extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic, and actions taken in response to the pandemic, on economic activity; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. Restrictions inhibiting our employees’ and clients' ability to access those offices and facilities, has disrupted, and are expected to continue to disrupt, our ability to provide our services and solutions. These disruptions could result in, among other things, a decline in demand for our executive search and consulting services due to temporary and permanent workforce reductions; a lengthening of the executive search process due to a slow-down in client decision making; an increase in executive searches placed on hold due to delays in planned work by our clients; an inability to execute in-person consulting engagements; prolonged disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain and China; terminations of client contracts and losses of revenue.

Management expects that all of its business segments, across all of its geographies, will be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and the duration for which it may have an impact cannot be determined at this time. A sustained economic downturn may also result in the carrying value of our goodwill, other intangible assets, and long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. The ultimate effect that the COVID-19 pandemic may have on our business, financial condition or results of operations is not presently known to us or may present unanticipated risks that cannot be determined at this time.

Item 6. Exhibits

Exhibit No.	Description

#3.01	Restated Certificate of Incorporation of the Registrant

#3.02	Certificate of Amendment of the Registrant

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Refiled herewith to provide an updated hyperlink to the appropriate prior filing.
*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 27, 2020

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)