Form 10-Q
period 2020-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2020-07-27
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of July 24, 2020, there were 19,342,148 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Current assets
Cash and cash equivalents	$218,760	$271,719
Marketable securities	69,055	61,153
Accounts receivable, net of allowances of $7,067 and $5,140, respectively	124,845	109,163
Prepaid expenses	24,605	20,185
Other current assets	27,811	27,848
Income taxes recoverable	4,918	4,414
Total current assets	469,994	494,482

Non-current assets
Property and equipment, net	28,577	28,650
Operating lease right-of-use assets	100,061	99,391
Assets designated for retirement and pension plans	14,001	13,978
Investments	26,085	25,409
Other non-current assets	24,700	20,434
Goodwill	91,271	126,831
Other intangible assets, net	1,361	1,935
Deferred income taxes	32,308	33,063
Total non-current assets	318,364	349,691

Total assets	$788,358	$844,173

Current liabilities
Accounts payable	$10,852	$8,633
Accrued salaries and benefits	113,351	234,306
Deferred revenue	38,122	41,267
Operating lease liabilities	30,117	30,955
Other current liabilities	18,144	26,253
Income taxes payable	11,448	3,928
Total current liabilities	222,034	345,342

Non-current liabilities
Non-current debt	100,000	—
Accrued salaries and benefits	49,829	59,662
Retirement and pension plans	46,847	46,032
Operating lease liabilities	78,872	79,388
Other non-current liabilities	4,573	4,634
Total non-current liabilities	280,121	189,716

Total liabilities	502,155	535,058

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,337,750 and 19,165,954 shares outstanding at June 30, 2020 and December 31, 2019, respectively	196	196
Treasury stock at cost, 248,027 and 419,823 shares at June 30, 2020 and December 31, 2019, respectively	(8,743)	(14,795)
Additional paid in capital	225,485	228,807
Retained earnings	67,686	91,083
Accumulated other comprehensive income	1,579	3,824
Total stockholders’ equity	286,203	309,115

Total liabilities and stockholders’ equity	$788,358	$844,173

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Revenue before reimbursements (net revenue)	$145,603	$173,122	$317,084	$344,716
Reimbursements	2,232	5,051	5,598	9,731
Total revenue	147,835	178,173	322,682	354,447

Operating expenses
Salaries and benefits	104,658	120,601	225,747	241,419
General and administrative expenses	31,961	34,168	64,201	68,553
Impairment charges	32,970	—	32,970	—
Reimbursed expenses	2,232	5,051	5,598	9,731
Total operating expenses	171,821	159,820	328,516	319,703

Operating income (loss)	(23,986)	18,353	(5,834)	34,744

Non-operating income (expense)
Interest, net	(339)	412	340	1,220
Other, net	3,076	708	(1,359)	2,351
Net non-operating income (expense)	2,737	1,120	(1,019)	3,571

Income (loss) before income taxes	(21,249)	19,473	(6,853)	38,315

Provision for income taxes	4,484	5,193	10,214	11,948

Net income (loss)	(25,733)	14,280	(17,067)	26,367

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,486	(7)	(2,230)	313
Net unrealized gain (loss) on available-for-sale investments	15	12	(15)	12
Other comprehensive income (loss), net of tax	1,501	5	(2,245)	325

Comprehensive income (loss)	$(24,232)	$14,285	$(19,312)	$26,692

Weighted-average common shares outstanding
Basic	19,298	19,120	19,245	19,062
Diluted	19,298	19,431	19,245	19,531

Earnings (loss) per common share
Basic	$(1.33)	$0.75	$(0.89)	$1.38
Diluted	$(1.33)	$0.73	$(0.89)	$1.35

Cash dividends paid per share	$0.15	$0.15	$0.30	$0.30
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,586	$196	420	$(14,795)	$228,807	$91,083	$3,824	$309,115
Net income	—	—	—	—	—	8,666	—	8,666
Adoption of accounting standards	—	—	—	—	—	(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,746)	(3,746)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,614	—	—	2,614
Vesting of equity, net of tax withholdings	—	—	(109)	3,838	(5,388)	—	—	(1,550)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,876)	—	(2,876)
Dividend equivalents on restricted stock units	—	—	—	—	—	(126)	—	(126)
Balance at March 31, 2020	19,586	$196	311	$(10,957)	$226,033	$96,415	$78	$311,765
Net loss						(25,733)	—	(25,733)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,501	1,501
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,320	—	—	1,320
Vesting of equity	—	—	(48)	1,685	(1,685)	—	—	—
Re-issuance of treasury stock	—	—	(15)	529	(183)	—	—	346
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,891)	—	(2,891)
Dividend equivalents on restricted stock units	—	—	—	—	—	(105)	—	(105)
Balance at June 30, 2020	19,586	$196	248	$(8,743)	$225,485	$67,686	$1,579	$286,203

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	19,586	$196	632	$(20,298)	$227,147	$56,049	$4,062	$267,156
Net income	—	—	—	—	—	12,087	—	12,087
Other comprehensive income, net of tax	—	—	—	—	—	—	320	320
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Vesting of equity, net of tax withholdings	—	—	(160)	5,155	(9,707)	—	—	(4,552)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,848)	—	(2,848)
Dividend equivalents on restricted stock units	—	—	—	—	—	(87)	—	(87)
Balance at March 31, 2019	19,586	$196	472	$(15,143)	$218,783	$65,201	$4,382	$273,419
Net income	—	—	—	—	—	14,280	—	14,280
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,368	—	—	3,368
Vesting of equity, net of tax withholdings	—	—	(3)	—	—	—	—	—
Re-issuance of treasury stock	—	—	(11)	348	(3)	—	—	345
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,867)	—	(2,867)
Dividend equivalents on restricted stock units	—	—	—	—	—	(101)	—	(101)
Balance at June 30, 2019	19,586	196	458	$(14,795)	$222,148	$76,513	$4,387	$288,449
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows - operating activities
Net income (loss)	$(17,067)	$26,367
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,467	5,348
Deferred income taxes	380	512
Stock-based compensation expense	3,934	4,711
Accretion expense related to earnout payments	—	327
Gain on marketable securities	(122)	(116)
Loss on disposal of property and equipment	275	—
Impairment charges	32,970	—
Changes in assets and liabilities:
Accounts receivable	(17,013)	(32,093)
Accounts payable	2,145	(978)
Accrued expenses	(129,842)	(115,500)
Restructuring accrual	(1,480)	(1,189)
Deferred revenue	(2,673)	(3,240)
Income taxes recoverable and payable, net	6,755	(4,035)
Retirement and pension plan assets and liabilities	1,275	1,686
Prepaid expenses	(4,541)	(3,507)
Other assets and liabilities, net	(4,228)	(176)
Net cash used in operating activities	(124,765)	(121,883)

Cash flows - investing activities
Capital expenditures	(4,556)	(1,793)
Purchases of available-for-sale investments	(71,419)	(40,477)
Proceeds from sales of available-for-sale investments	62,467	232
Net cash used in investing activities	(13,508)	(42,038)

Cash flows - financing activities
Proceeds from line of credit	100,000	—
Cash dividends paid	(5,997)	(5,903)
Payment of employee tax withholdings on equity transactions	(1,550)	(4,552)
Acquisition earnout payments	(2,789)	(407)
Net cash provided by (used in) financing activities	89,664	(10,862)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(4,350)	(165)

Net decrease in cash, cash equivalents and restricted cash	(52,959)	(174,948)
Cash, cash equivalents and restricted cash at beginning of period	271,719	280,262
Cash, cash equivalents and restricted cash at end of period	$218,760	$105,314
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2020 and December 31, 2019, the results of operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of June 30, 2020 and 2019, and December 31, 2019 and 2018:

	June 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$218,760	$105,314	$271,719	$279,906
Restricted cash included within other current assets	—	—	—	108
Restricted cash included within other non-current assets	—	—	—	248
Total cash, cash equivalents and restricted cash	$218,760	$105,314	$271,719	$280,262

Earnings (loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings (loss) per share in periods in which they have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(25,733)	$14,280	$(17,067)	$26,367
Weighted average shares outstanding:
Basic	19,298	19,120	19,245	19,062
Effect of dilutive securities:
Restricted stock units	—	202	—	300
Performance stock units	—	109	—	169
Diluted	19,298	19,431	19,245	19,531
Basic earnings per share	$(1.33)	$0.75	$(0.89)	$1.38
Diluted earnings per share	$(1.33)	$0.73	$(0.89)	$1.35

Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 229,000 and 30,000 common shares, respectively, for the three months ended June 30, 2020, and 392,000 and 84,000 common shares, respectively, for the six months ended June 30, 2020, were not included in the computation of diluted earnings (loss) per share because the effects would be anti-dilutive.

Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

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

During the three months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which had a material negative impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit, and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions and (5) other factors.

Based on the results of the of the impairment evaluation, the Company determined that the goodwill within the Europe and Asia Pacific reporting units was impaired, which resulted in an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

The Company continues to monitor potential triggering events for its Americas reporting unit including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in a further impairment charge.

Other Intangible Assets and Long Lived Assets

The Company reviews its other intangible assets and long-lived assets, including property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group, is recognized. The Company evaluated the recoverability of its other intangible assets and long-lived assets during the three months ended June 30, 2020 and determined that the other intangible assets and long-lived assets were recoverable. The Company continues to monitor the impact of the economic downturn resulting from COVID-19 for additional potential impairment indicators related to other intangible assets and long-lived assets.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating Lease Right-of-Use Assets, Operating Lease Liabilities - Current and Operating Lease Liabilities - Non-Current in our Condensed Consolidated Balance Sheets. The Company does not have any leases that meet the finance lease criteria.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right-of-use asset also includes any lease payments made in advance and any accrued rent expense balances. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. For office leases, the Company accounts for the lease and non-lease components as a single lease component. For equipment leases, such as vehicles and office equipment, the Company accounts for the lease and non-lease components separately.

Recently Adopted Financial Accounting Standards

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all related amendments, using the modified retrospective method. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The adoption had an immaterial impact on the Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

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

3. Revenue

Executive Search

Revenue is recognized as performance obligations are satisfied by transferring a good or service to a client. Generally, each executive search contract contains one performance obligation which is the process of identifying potentially qualified candidates for a specific client position. In most contracts, the transaction price includes both fixed and variable consideration. Fixed compensation is comprised of a retainer, equal to approximately one-third of the estimated first year compensation for the position to be filled, and indirect expenses, equal to a specified percentage of the retainer, as defined in the contract. The Company generally bills clients for the retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract. If actual compensation of a placed candidate exceeds the original compensation estimate, the Company is often authorized to bill the client for one-third of the excess compensation. The Company refers to this additional billing as uptick revenue. In most contracts, variable consideration is comprised of uptick revenue and direct expenses. The Company bills its clients for uptick revenue upon completion of the executive search, and direct expenses are billed as incurred.

The Company estimates uptick revenue at contract inception, based on a portfolio approach, utilizing the expected value method based on a historical analysis of uptick revenue realized in the Company’s geographic regions and industry practices, and initially records a contract’s uptick revenue in an amount that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for the contract is known. Differences between the estimated and actual amounts of variable consideration are recorded when known. The Company does not estimate revenue for direct expenses as it is not materially different than recognizing revenue as direct expenses are incurred.

Revenue from executive search engagement performance obligations are recognized over time as clients simultaneously receive and consume the benefits provided by the Company's performance.  Revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill the obligations under the executive search contract. Revenue is generally recognized over a period of approximately six months.

The Company's executive search contracts contain a replacement guarantee which provides for an additional search to be completed, free of charge except for expense reimbursements, should the candidate presented by the Company be hired by the client and subsequently terminated by the client for performance reasons within a specified period of time. The replacement guarantee is an assurance warranty, which is not a performance obligation under the terms of the executive search contract, as the Company does not provide any services under the terms of the guarantee that transfer benefits to the client in excess of assuring that the identified candidate complies with the agreed-upon specifications. The Company accounts for the replacement guarantee under the relevant warranty guidance in ASC 460 - Guarantees.

Heidrick Consulting

Revenue is recognized as performance obligations are satisfied by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract is generally fixed. Most of our consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of our consulting revenue is recognized over time utilizing both input and output methods. Contracts that contain coaching sessions, training sessions or the completion of assessments are recognized using the output method as each session or assessment is delivered to the client. Contracts that contain general consulting work are recognized using the input method utilizing a measure of progress that is based on time incurred on the project.
The Company enters into enterprise agreements with clients to provide a license for online access, via the Company's Culture Connect platform, to training and other proprietary material related to the Company's culture shaping programs. The consideration the Company expects to receive under the terms of an enterprise agreement is comprised of a single fixed fee. The enterprise agreements contain multiple performance obligations, the delivery of materials via Culture Connect and material rights related to options to renew enterprise agreements at a significant discount. The Company allocates the transaction price to the performance obligations in the contract on a stand-alone selling price basis. The stand-alone selling price for the initial term of the enterprise agreement is outlined in the contract and is equal to the price paid by the client for the agreement over the initial term of the contract. The stand-alone selling price for the options to renew, or material right, are not directly observable and must be estimated. This estimate is required to reflect the discount the client would obtain when exercising the option to renew, adjusted for the likelihood that the option will be exercised. The Company estimates the likelihood of renewal using a historical analysis of client renewals. Access to Culture Connect represents a right to access the Company’s intellectual property that the client simultaneously receives and consumes as the Company performs under the agreement, and therefore the Company recognizes revenue over time. Given the continuous nature of this commitment, the Company utilizes straight-line ratable revenue recognition over the estimated subscription period as the Company's clients will receive and consume the benefits from Culture Connect equally throughout the contract period. Revenue related to client renewals of enterprise agreements is recognized over the term of the renewal, which is generally twelve months. Enterprise agreements do not comprise a significant portion of the Company's revenue.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances during the period:

	June 30, 2020	December 31, 2019	Change
Contract assets
Unbilled receivables, net	$10,901	$7,585	$3,316
Contract assets	12,739	14,672	(1,933)
Total contract assets	23,640	22,257	1,383

Contract liabilities
Deferred revenue	$38,122	$41,267	$(3,145)

During the six months ended June 30, 2020, the Company recognized revenue of $29.5 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the six months ended June 30, 2020, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $12.9 million.

Each of the Company's contracts has an expected duration of one year or less. Accordingly, the Company has elected to utilize the available practical expedient related to the disclosure of the transaction price allocated to the remaining performance obligations under its contracts. The Company has also elected the available practical expedients related to adjusting for the effects of a significant financing component and the capitalization of contract acquisition costs. The Company charges and collects from its clients sales tax and value added taxes as required by certain jurisdictions. The Company has made an accounting policy election to exclude these items from the transaction price in its contracts.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2019	$5,140
Provision for credit losses	4,298
Write-offs	(1,774)
Foreign currency translation	(597)
Balance at June 30, 2020	$7,067

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at June 30, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$47,004	$2	$—	$47,004

The unrealized losses on four investments in U.S. Treasury securities were caused by fluctuations in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the investments would not be settled at a price less than the amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis.

5. Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2020	December 31, 2019
Leasehold improvements	$48,571	$47,269
Office furniture, fixtures and equipment	18,156	17,740
Computer equipment and software	25,872	27,531
Property and equipment, gross	92,599	92,540
Accumulated depreciation	(64,022)	(63,890)
Property and equipment, net	$28,577	$28,650

Depreciation expense for the three months ended June 30, 2020 and 2019 was $1.9 million and $2.4 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $4.1 million and $4.9 million, respectively.

6. Leases

The Company's lease portfolio is comprised of operating leases for office space and equipment. The majority of the Company's leases include both lease and non-lease components, which the Company accounts for differently depending on the underlying class of asset. Certain of the Company's leases include one or more options to renew or terminate the lease at the Company's discretion. Generally, the renewal and termination options are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in the lease term.

As most of the Company's leases do not provide an implicit interest rate, the Company utilizes an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company has a centrally managed treasury function; therefore, a portfolio approach is applied in determining the incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment.

Office leases have remaining lease terms that range from less than one year to 9.9 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.3 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income (Loss) were as follows for the six months ended June 30,:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$6,186	$5,907	$12,447	$12,480
Variable lease cost	1,771	2,057	3,844	3,914
Total lease cost	$7,957	$7,964	$16,291	$16,394

Supplemental cash flow information related to the Company's operating leases is as follows for the six months ended June 30,:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,599	$16,886
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,095	$11,441

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, is as follows:

	2020	2019
Weighted Average Remaining Lease Term
Operating leases	4.6 years	4.7 years
Weighted Average Discount Rate
Operating leases	3.77%	3.97%

The future maturities of the Company's operating lease liabilities as of June 30, 2020, for the years ended December 31 is as follows:

Operating Lease Maturity
2020	$13,877
2021	29,735
2022	26,077
2023	23,065
2024	12,625
Thereafter	12,824
Total lease payments	118,203
Less: Interest	(9,214)
Present value of lease liabilities	$108,989

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at June 30, 2020
Cash					$174,908	$—

Level 1(1):
Money market funds					43,852	—
U.S. Treasury securities	69,057	—	2	69,055	—	69,055
Total Level 1	69,057	—	2	69,055	43,852	69,055

Total	$69,057	$—	$2	$69,055	$218,760	$69,055

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2019
Cash					$177,493	$—

Level 1(1):
Money market funds					15,661	—
U.S. Treasury securities	139,705	13	—	139,718	78,565	61,153
Total Level 1	139,705	13	—	139,718	94,226	61,153

Total	$139,705	$13	$—	$139,718	$271,719	$61,153

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $18.5 million and $17.2 million as of June 30, 2020 and December 31, 2019, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Goodwill	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at June 30, 2020

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$26,085	$—	$—	$—	$26,085	$—	$—

Level 2(2):
Retirement and pension plan assets	15,321	1,320	—	14,001	—	—	—
Pension benefit obligation	(20,953)	—	—	—	—	(1,320)	(19,633)
Total Level 2	(5,632)	1,320	—	14,001	—	(1,320)	(19,633)

Measured on a non-recurring basis:
Level 3(3)(4):
Goodwill	91,271	—	91,271	—	—	—	—

Total	$111,724	$1,320	$91,271	$14,001	$26,085	$(1,320)	$(19,633)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2019

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$25,409	$—	$—	$25,409	$—	$—

Level 2(2):
Retirement and pension plan assets	15,296	1,318	13,978	—	—	—
Pension benefit obligation	(20,918)	—	—	—	(1,318)	(19,600)
Total Level 2	(5,622)	1,318	13,978	—	(1,318)	(19,600)

Total	$19,787	$1,318	$13,978	$25,409	$(1,318)	$(19,600)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
(4)In accordance with Subtopic 350-20, goodwill with a carrying value of $33.0 million was written down to its implied fair value of zero, resulting in the revised total goodwill of $91.3 million and an impairment charge of $33.0 million in earnings.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the six months ended June 30, 2020:

Acquisition Earnout Accruals
Balance at December 31, 2019	$(5,278)
Earnout payments	5,051
Foreign currency translation	227
Balance at June 30, 2020	$—

Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. During the three months ended June 30, 2020, an interim goodwill impairment evaluation was conducted to determine the fair value of goodwill. Goodwill is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of goodwill using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for the six months ended June 30, 2020:

Goodwill
Balance at December 31, 2019	$126,831
Impairment	(32,970)
Foreign currency translation	(2,590)
Balance at June 30, 2020	$91,271

8. Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	June 30, 2020	December 31, 2019
Executive Search
Americas	$91,271	$92,497
Europe	—	25,579
Asia Pacific	—	8,755
Total goodwill	$91,271	$126,831

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2020, are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Total
Goodwill	$92,497	$25,579	$8,755	$126,831
Accumulated impairment losses	—	—	—	—
Balance at December 31, 2019	92,497	25,579	8,755	126,831

Impairment	—	(24,475)	(8,495)	(32,970)
Foreign currency translation	(1,226)	(1,104)	(260)	(2,590)

Goodwill	91,271	24,475	8,495	124,241
Accumulated impairment losses	—	(24,475)	(8,495)	(32,970)
Balance at June 30, 2020	$91,271	$—	$—	$91,271

During the three months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit, and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions and (5) other factors.

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Europe and Asia Pacific reporting units was impaired, which resulted in an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

The Company continues to monitor potential triggering events for its Americas reporting unit including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in a further impairment charge.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2020	December 31, 2019
Executive Search
Americas	$300	$557
Europe	1,006	1,314
Asia Pacific	55	64
Total other intangible assets, net	$1,361	$1,935

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	June 30, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.6	$15,960	$(14,762)	$1,198	$16,302	$(14,683)	$1,619
Trade name	5.0	266	(103)	163	362	(46)	316
Total intangible assets	6.4	$16,226	$(14,865)	$1,361	$16,664	$(14,729)	$1,935

Intangible asset amortization expense for the three months ended June 30, 2020 and 2019 was $0.2 million and $0.2 million, respectively. Intangible amortization expense for the six months ended June 30, 2020 and 2019 was $0.4 million and $0.5 million, respectively.

The Company evaluated the recoverability of its other intangible assets during the three months ended June 30, 2020 and determined that the carrying value of the other intangible assets and long-lived assets was recoverable. The Company continues to monitor the impact of the economic downturn resulting from COVID-19 for additional potential impairment indicators related to other intangible assets.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2020, for the years ended December 31 is as follows:

Estimated Future Amortization
2020	$322
2021	457
2022	292
2023	174
2024	71
Thereafter	45
Total	$1,361

9. Other Current Assets

The components of other current assets are as follows:

	June 30, 2020	December 31, 2019
Contract assets	$23,640	$22,257
Other	4,171	5,591
Total other current assets	$27,811	$27,848

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

During the six months ended June 30, 2020, the Company borrowed $100.0 million under the 2018 Credit Agreement. As of June 30, 2020, the borrowings outstanding under the revolving line of credit bear interest at a rate of 1.44% per annum. The Company elected to draw down a portion of the available funds from its revolving line of credit as a precautionary measure to increase its cash position and further enhance its financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak.

As of June 30, 2020, the Company had $100.0 million of outstanding borrowings. As of December 31, 2019, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the 2018 Credit Agreement and no event of default existed.

11. Stock-Based Compensation

On May 28, 2020, the stockholders of the Company approved an amendment to the Company's Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (as so amended, the "Third A&R 2012 Program") to increase the number of shares of Common Stock reserved for issuance under the 2012 Program by 500,000 shares. The Third A&R 2012 Program provides for grants of stock options, stock appreciation rights, and other stock-based compensation awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors.

As of June 30, 2020, 2,879,025 awards have been issued under the Third A&R 2012 Program and 1,168,741 shares remain available for future awards, including 697,766 forfeited awards. The Third A&R 2012 Program provides that no awards can be granted after May 24, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Salaries and benefits (1)	$991	$2,976	$2,795	$4,647
General and administrative expenses	460	460	460	460
Income tax benefit related to stock-based compensation included in net income	385	908	864	1,349

(1) Includes $0.1 million of expense and $0.1 million of expense related to cash settled restricted stock units for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million of income and $0.4 million of expense related to cash settled restricted stock units for the six months ended June 30, 2020 and 2019, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. A portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the six months ended June 30, 2020 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2019	598,988	$32.25
Granted	206,737	23.39
Vested and converted to common stock	(173,086)	28.33
Forfeited	(14,643)	34.32
Outstanding on June 30, 2020	617,996	$30.34

As of June 30, 2020, there was $9.1 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.4 years.

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

During the six months ended June 30, 2020, performance stock units were granted to certain employees of the Company and are subject to a cliff vesting period of three years and certain other performance conditions. Half of the award is based on the achievement of certain operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards based on total shareholder return was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Performance stock unit activity for the six months ended June 30, 2020 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2019	179,559	$32.63
Granted	105,847	23.52
Vested and converted to common stock	(50,472)	26.69
Forfeited	—	—
Outstanding on June 30, 2020	234,934	$29.80
As of June 30, 2020, there was $4.3 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

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

The Company recorded phantom stock-based compensation expense of $0.1 million and $0.1 million during the three months ended June 30, 2020 and 2019, respectively. The Company recorded phantom stock-based compensation income of $0.7 million and expense of $0.4 million during the six months ended June 30, 2020 and 2019, respectively.

Phantom stock unit activity for the six months ended June 30, 2020 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2019	266,060
Granted	—
Vested	—
Forfeited	(11,676)
Outstanding on June 30, 2020	254,384

As of June 30, 2020, there was $2.2 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.8 years.

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

Changes to the accrual for restructuring charges for the six months ended June 30, 2020, are as follows:

Employee Related
Outstanding on December 31, 2019	$3,245
Cash payments	(1,230)
Non cash write offs	(176)
Exchange rate fluctuations	(778)
Outstanding on June 30, 2020	$1,061

13. Income Taxes

The Company reported a loss before taxes of $21.2 million and an income tax provision of $4.5 million for the three months ended June 30, 2020. The Company reported income before taxes of $19.5 million and an income tax provision of $5.2 million for the three months ended June 30, 2019. The effective tax rates for the three months ended June 30, 2020 and 2019, were (21.1)% and 26.7%, respectively. The effective tax rate for the three months ended June 30, 2020 was impacted by the tax effect on goodwill impairment (See Note 8, Goodwill and Other Intangible Assets) and the inability to recognize losses. The effective tax rate for the three months ended June 30, 2019 was impacted by one-time items and the mix of income.

The Company reported a loss before taxes of $6.9 million and an income tax provision of $10.2 million for the six months ended June 30, 2020. The Company reported income before taxes of $38.3 million and an income tax provision of $11.9 million for the six months ended June 30, 2020. The effective tax rates for the six months ended June 30, 2020 and 2019, were (149.0)% and 31.2%, respectively. The effective tax rate for the six months ended June 30, 2020 was impacted by the tax effect on goodwill impairment (See Note 8, Goodwill and Other Intangible Assets) and the inability to recognize losses. The effective tax rate for the six months ended June 30, 2019 was impacted by one-time items and the mix of income.

14. Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the six months ended June 30, 2020 are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2019	$13	$6,102	$(2,291)	$3,824
Other comprehensive income (loss) before classification, net of tax	(15)	(2,230)	—	(2,245)
Balance at June 30, 2020	$(2)	$3,872	$(2,291)	$1,579

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Revenue
Executive Search
Americas	$84,840	$100,517	$185,141	$199,822
Europe	30,124	34,864	63,206	68,417
Asia Pacific	19,190	23,163	41,260	48,610
Total Executive Search	134,154	158,544	289,607	316,849
Heidrick Consulting	11,449	14,578	27,477	27,867
Revenue before reimbursements (net revenue)	145,603	173,122	317,084	344,716
Reimbursements	2,232	5,051	5,598	9,731
Total revenue	$147,835	$178,173	$322,682	$354,447

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Operating income (loss)
Executive Search
Americas	$23,102	$28,551	$48,834	$51,000
Europe (1)	(23,067)	1,157	(20,018)	3,322
Asia Pacific (2)	(7,329)	3,315	(4,827)	8,221
Total Executive Search	(7,294)	33,023	23,989	62,543
Heidrick Consulting	(8,321)	(4,793)	(12,413)	(9,620)
Total segment operating income (loss)	(15,615)	28,230	11,576	52,923
Global Operations Support	(8,371)	(9,877)	(17,410)	(18,179)
Total operating income (loss)	$(23,986)	$18,353	$(5,834)	$34,744

(1) Europe includes goodwill impairment charges of $24.5 million for the three and six months ended June 30, 2020.
(2) Asia Pacific includes goodwill impairment charges of $8.5 million for the three and six months ended June 30, 2020

16. Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2030. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $2.5 million as of June 30, 2020. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

18. Subsequent Event

In the 2020 third quarter, the Company is implementing a restructuring plan to optimize future growth and profitability. The expected annual cost savings from the restructuring ranges from $30 million to $40 million. The primary components of the restructuring include a workforce reduction; a reduction of the firm’s real estate expenses, professional fees and the future elimination of certain deferred compensation programs. In connection with this restructuring plan, the Company expects to record pre-tax charges of approximately $30 million to $40 million in the 2020 third quarter.

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

We provide our services to a broad range of clients through the expertise of over 460 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first-year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

We employ a global approach to executive search built on better insights, more data and faster decision making facilitated by the use of our proprietary Infinity Framework and Heidrick Connect. Our Infinity Framework allows clients to holistically evaluate a candidate's pivotal experience and expertise, leadership capabilities, agility and potential, and culture fit and impact, thereby allowing our clients to find the right person for the role. We supplement our Infinity Framework through a series of additional online tools including our Leadership Accelerator, Leadership Signature and Culture Signature assessments. Heidrick Connect, a completely digital, always available, client experience portal allows our clients to access talent insights for each engagement, including the Infinity Framework and other proprietary assessment tools. In response to working remotely, our Executive Search teams employed Heidrick Connect to operate effectively and efficiently while engaging virtually with our clients. Additionally, we have introduced upgrades to Heidrick Connect, resulting in greater flexibility, increased productivity and the ability to deliver more insights to our clients. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually in response to required social distancing practices.

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

Our Compensation Model

At the Executive Search consultant level, there are fixed and variable components of compensation. Individuals are rewarded for their performance based on a system that directly ties a portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward may be based upon individual performance against a series of non-

financial measures. Credit towards the variable portion of an executive search consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all Executive Search consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each Executive Search consultant is based on a tiered payout model. Overall Company performance determines the amount available for total variable compensation. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense.

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

A portion of our Executive Search consultants’ and management cash bonuses were deferred and paid over a three-year vesting period. The compensation expense related to the amounts being deferred was recognized on a graded vesting attribution method over the requisite service period. This service period began on January 1 of the respective fiscal year and continued through the deferral date, which coincided with our bonus payments in the first quarter of the following year, and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits in the Consolidated Balance Sheets.

Recent Developments

On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. COVID-19 was first detected in Wuhan City, China and continued to spread, significantly impacting various markets around the world, including the United States.

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees. During this uncertain time, our critical priorities are:

•the health and safety of our employees, clients and their families;
•providing support to our clients; and
•helping our clients accelerate their business performance and transform with agility

In response to working remotely, our Executive Search teams employed our robust digital search platform, Heidrick Connect, to operate effectively and efficiently while engaging virtually with our clients. Additionally, we have introduced upgrades to Heidrick Connect, resulting in greater flexibility, increased productivity and the ability to deliver more insights to our clients. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually in response to required social distancing practices.

During the second quarter, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which had a material adverse impact on our results of operations. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to:

•the duration and scope of the pandemic;
•the impact of the pandemic, and actions taken in response to the pandemic, on economic activity;
•governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

•restrictions inhibiting our employees’ ability to access our offices;
•the effect on our clients and client demand for our services and solutions;
•our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; and
•the ability of our clients to pay for our services and solutions

We expect that all of our business segments, across all of our geographies, will continue to be impacted by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and the duration for which it may have an impact cannot be determined at this time. Specific factors that may impact our business include, but are not limited to:

•a decline in demand for our executive search and consulting services due to temporary and permanent workforce reductions, and general economic uncertainty;
•a lengthening of the executive search process due to a slow-down in client decision making;
•an increase in executive searches placed on hold due to delays in planned work by our clients;
•an inability to execute in-person consulting engagements; and
•disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain, China and Brazil

During the three months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020 resulting in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability our intangible and other long-lived assets during the second quarter and determined that no impairment was necessary. We will continue to monitor the impact of the economic downturn for additional potential impairment of goodwill, other intangible assets and long-lived assets.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. On March 24, 2020, we elected to draw down $100 million of the available funds from our revolving line of credit as a precautionary measure to increase our cash position and further enhance our financial flexibility in light of current uncertainty in the global markets. In the third quarter, the Company is implementing a restructuring plan to optimize future growth and profitability. The expected annual cost savings from the restructuring ranges from $30 million to $40 million. The primary components of the restructuring include a workforce reduction; a reduction of the firm’s real estate expenses, professional fees and the future elimination of certain deferred compensation programs. In connection with this restructuring plan, the Company expects to record pre-tax charges of approximately $30 million to $40 million in the 2020 third quarter.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the pandemic. We are continually monitoring and assessing the pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

For more information, see Item 1A, "Risk Factors."

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.5	2.9	1.8	2.8
Total revenue	101.5	102.9	101.8	102.8

Operating expenses
Salaries and benefits	71.9	69.7	71.2	70.0
General and administrative expenses	22.0	19.7	20.2	19.9
Impairment	22.6	—	10.4	—
Reimbursed expenses	1.5	2.9	1.8	2.8
Total operating expenses	118.0	92.3	103.6	92.7

Operating income (loss)	(16.5)	10.6	(1.8)	10.1

Non-operating income (expense)
Interest, net	(0.2)	0.2	0.1	0.4
Other, net	2.1	0.4	(0.4)	0.7
Net non-operating income (expense)	1.9	0.6	(0.3)	1.0

Income (loss) before income taxes	(14.6)	11.2	(2.2)	11.1

Provision for income taxes	3.1	3.0	3.2	3.5

Net income (loss)	(17.7)%	8.2%	(5.4)%	7.6%
Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 15, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Executive Search
Americas	$84,840	$100,517	$185,141	$199,822
Europe	30,124	34,864	63,206	68,417
Asia Pacific	19,190	23,163	41,260	48,610
Total Executive Search	134,154	158,544	289,607	316,849
Heidrick Consulting	11,449	14,578	27,477	27,867
Revenue before reimbursements (net revenue)	145,603	173,122	317,084	344,716
Reimbursements	2,232	5,051	5,598	9,731
Total revenue	$147,835	$178,173	$322,682	$354,447

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income (loss)
Executive Search
Americas	$23,102	$28,551	$48,834	$51,000
Europe	(23,067)	1,157	(20,018)	3,322
Asia Pacific	(7,329)	3,315	(4,827)	8,221
Total Executive Search	(7,294)	33,023	23,989	62,543
Heidrick Consulting	(8,321)	(4,793)	(12,413)	(9,620)
Total segment operating income (loss)	(15,615)	28,230	11,576	52,923
Global Operations Support	(8,371)	(9,877)	(17,410)	(18,179)
Total operating income (loss)	$(23,986)	$18,353	$(5,834)	$34,744

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Total revenue. Consolidated total revenue decreased $30.3 million, or 17.0%, to $147.8 million for the three months ended June 30, 2020, from $178.2 million for the three months ended June 30, 2019. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $27.5 million, or 15.9%, to $145.6 million for the three months ended June 30, 2020 from $173.1 million for the three months ended June 30, 2019. Foreign exchange rate fluctuations negatively impacted results by $2.0 million, or 1.4%. Executive Search net revenue was $134.2 million for the three months ended June 30, 2020, a decrease of $24.4 million, or 15.4%, compared to the three months ended June 30, 2019. Heidrick Consulting net revenue decreased $3.1 million, or 21.5%, to $11.4 million for the three months ended June 30, 2020. Both Executive Search revenue and Heidrick Consulting revenue were materially impacted by the ongoing COVID-19 pandemic. Significant factors contributing to the decline in revenue include a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements.

The number of Executive Search and Heidrick Consulting consultants was 394 and 68, respectively, as of June 30, 2020, compared to 371 and 68, respectively, as of June 30, 2019. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.4 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. The number of confirmed searches decreased 25.7% compared to 2019. The average revenue per executive search increased to $141,500 for the three months ended June 30, 2020, compared to $123,700 for the three months ended June 30, 2019.

Salaries and benefits. Consolidated salaries and benefits expense decreased $15.9 million, or 13.2%, to $104.7 million for the three months ended June 30, 2020 from $120.6 million for the three months ended June 30, 2019. Fixed compensation decreased $2.2 million due to talent acquisition and retention costs, stock compensation, retirement and benefits, and separation, partially offset by increases in the deferred compensation plan, and base salaries and payroll taxes. Variable compensation decreased $13.8 million due to lower bonus accruals as a result of decreased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $1.8 million, or 1.7%.

For the three months ended June 30, 2020, we had an average of 1,776 employees compared to an average of 1,644 employees for the three months ended June 30, 2019.

As a percentage of net revenue, salaries and benefits expense was 71.9% for the three months ended June 30, 2020, compared to 69.7% for the three months ended June 30, 2019.

General and administrative expenses. Consolidated general and administrative expenses decreased $2.2 million, or 6.5% to $32.0 million for the three months ended June 30, 2020 from $34.2 million for the three months ended June 30, 2019. The decrease in general and administrative expenses was due to decreases in internal travel, office occupancy, hiring fees, the use of external third-party consultants, and marketing, partially offset by increases in bad debt, professional fees, and information technology. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 1.3%.

As a percentage of net revenue, general and administrative expenses were 22.0% for the three months ended June 30, 2020, compared to 19.7% for the three months ended June 30, 2019.

Impairment charges. During the three months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three ended June 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Operating income. Consolidated operating loss was $24.0 million, including impairment charges of $33.0 million, for the three months ended June 30, 2020, compared to $18.4 million of operating income for the three months ended June 30, 2019. Foreign exchange rate fluctuations positively impacted operating income by $0.1 million, or 1.6%.

Net non-operating income (expense). Net non-operating income was $2.7 million for the three months ended June 30, 2020, compared to $1.1 million of net non-operating income for the three months ended June 30, 2019.

Interest, net, was $0.3 million of expense for the three months ended June 30, 2020, compared to $0.4 million of income for the three months ended June 30, 2019.

Other, net, was $3.1 million of income for the three months ended June 30, 2020, compared to $0.7 million for the three months ended June 30, 2019. The additional income in the current year is due to an unrealized gain of $3.2 million on the Company’s deferred compensation plan. Investments held in the Company’s deferred compensation plan are recorded at fair value, which improved significantly during the three months ended June 30, 2020.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $84.8 million for the three months ended June 30, 2020, a decrease of 15.6% from $100.5 million for the three months ended June 30, 2019. The decrease in net revenue was due to a 31.3% decrease in the number of executive search confirmations. No practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 0.7%. There were 203 Executive Search consultants as of June 30, 2020, compared to 190 as of June 30, 2019.

Salaries and benefits expense decreased $9.7 million, or 16.2%, compared to the three months ended June 30, 2019. Fixed compensation decreased $1.0 million, due to talent acquisition and retention costs, retirement and benefits, and stock compensation, partially offset by an increase in the deferred compensation plan. Variable compensation decreased $8.7 million due to lower bonus accruals as a result of decreased consultant productivity, partially offset by contingent compensation related to the acquisition of 2GET.

General and administrative expenses decreased $0.5 million, or 4.3%, compared to the three months ended June 30, 2019, due to internal travel and office occupancy, partially offset by an increase in bad debt.

The Americas reported an operating income of $23.1 million for the three months ended June 30, 2020, a decrease of $5.4 million compared to $28.6 million for the three months ended June 30, 2019.

Europe

Europe reported net revenue of $30.1 million for the three months ended June 30, 2020, a decrease of 13.6% from $34.9 million for the three months ended June 30, 2019. The decrease in net revenue was primarily due to a 17.0% decrease in the number of executive search confirmations. The Education and Social Enterprises, Life Sciences, and Global Technology Services practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.8 million, or 2.4%. There were 113 Executive Search consultants as of June 30, 2020, compared to 111 as of June 30, 2019.

Salaries and benefits expense decreased $3.7 million, or 14.0%, compared to the three months ended June 30, 2019. Fixed compensation decreased $0.3 million for the three months ended June 30, 2020, due to retirement and benefits, and talent acquisition and retention costs, partially offset by increases in base salaries and payroll taxes, and stock compensation. Variable compensation decreased $3.4 million due to lower bonus accruals as a result of decreased consultant productivity.

General and administrative expense decreased $1.3 million, or 17.5%, compared to the three months ended June 30, 2019, due to internal travel, office occupancy, and intangible amortization, partially offset by increases in bad debt and professional fees.

Impairment charges for the three months ended June 30, 2020 were $24.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2020.

Europe reported an operating loss of $23.1 million, including impairment charges of $24.5 million, for the three months ended June 30, 2020, a decrease of $24.2 million compared to operating income of $1.2 million for the three months ended June 30, 2019.

Asia Pacific

Asia Pacific reported net revenue of $19.2 million for the three months ended June 30, 2020, a decrease of 17.2% compared to $23.2 million for the three months ended June 30, 2019. The decrease in net revenue was due to a 23.3% decrease in the number of executive search confirmations compared to the prior year. The Education and Social Enterprise, and Life Sciences practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 2.9%. There were 78 Executive Search consultants as of June 30, 2020, compared to 70 as of June 30, 2019.

Salaries and benefits expense decreased $1.9 million, or 13.0%, compared to the three months ended June 30, 2019. Fixed compensation increased $0.8 million due base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by a decrease in separation. Variable compensation decreased $2.7 million due to lower bonus accruals as a result of a decline in consultant productivity.

General and administrative expenses increased $0.1 million, or 1.7%, compared to the three months ended June 30, 2019, due to bad debt, and taxes and licenses, partially offset by a decrease in internal travel.

Impairment charges for the three months ended June 30, 2020 were $8.5 million as a result of an interim impairment evaluation on the goodwill of the Asia Pacific reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2020.

Asia Pacific reported an operating loss of $7.3 million, including impairment charges of $8.5 million, for the three months ended June 30, 2020, a decrease of $10.6 million compared to operating income of $3.3 million for the three months ended June 30, 2019.

Heidrick Consulting

Heidrick Consulting reported net revenue of $11.4 million for the three months ended June 30, 2020, a decrease of 21.5% compared to $14.6 million for the three months ended June 30, 2019. The decrease in Heidrick Consulting net revenue is due to a 28.6% decrease in the number of consulting engagements compared to the prior year and an inability to execute in-person consulting engagements. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 1.0%. There were 68 Heidrick Consulting consultants at both June 30, 2020 and June 30, 2019.

Salaries and benefits expense increased $1.0 million, or 7.0%, compared to the three months ended June 30, 2019. Fixed compensation was consistent with the prior year due to an increase in base salaries and payroll taxes, offset by a decrease in talent acquisition and retention costs. Variable compensation increased $1.0 million due to bonus accruals on certain consulting engagements.

General and administrative expenses decreased $0.6 million, or 10.4%, compared to the three months ended June 30, 2019, due to internal travel, the use of external third-party consultants and information technology, partially offset by an increase in professional fees.

Heidrick Consulting reported an operating loss of $8.3 million for the three months ended June 30, 2020, an increase of $3.5 million compared to an operating loss of $4.8 million for the three months ended June 30, 2019.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2020, decreased $1.5 million, or 15.2%, to $8.4 million from $9.9 million for the three months ended June 30, 2019.

Salaries and benefits expense decreased $1.6 million, or 27.6%, due to stock compensation, and retirement and benefits, partially offset by an increase in base salaries and payroll taxes.

General and administrative expenses increased $0.1 million, or 2.5%, due to professional fees and information technology, partially offset by decreases in internal travel and office occupancy.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Total revenue. Consolidated total revenue decreased $31.8 million, or 9.0%, to $322.7 million for the six months ended June 30, 2020, from $354.4 million for the six months ended June 30, 2019. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $27.6 million, or 8.0%, to $317.1 million for the six months ended June 30, 2020 from $344.7 million for the six months ended June 30, 2019. Foreign exchange rate fluctuations negatively impacted results by $4.0 million, or 1.2%. Executive Search net revenue was $289.6 million for the six months ended June 30, 2020, a decrease of $27.2 million, or 8.6%, compared to the six months ended June 30, 2019. Heidrick Consulting net revenue decreased $0.4 million, or 1.4%, to $27.5 million for the six months ended June 30, 2020. Both Executive Search revenue and Heidrick Consulting revenue were materially impacted by the ongoing COVID-19 pandemic. Significant factors contributing to the decline in revenue include a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements.

The number of Executive Search and Heidrick Consulting consultants was 394 and 68, respectively, as of June 30, 2020, compared to 371 and 68, respectively, as of June 30, 2019. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.5 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively. The number of confirmed searches decreased 11.7% compared to 2019. The average revenue per executive search increased to $128,300 for the six months ended June 30, 2020, compared to $123,900 for the six months ended June 30, 2019.

Salaries and benefits. Consolidated salaries and benefits expense decreased $15.7 million, or 6.5%, to $225.7 million for the six months ended June 30, 2020 from $241.4 million for the six months ended June 30, 2019. Fixed compensation decreased $2.5 million due to talent acquisition and retention costs, the deferred compensation plan, and stock compensation, partially offset by an increase in base salaries and payroll taxes. Variable compensation decreased $13.2 million due to lower bonus accruals as a result of decreased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $3.4 million, or 1.5%.

For the six months ended June 30, 2020, we had an average of 1,778 employees compared to an average of 1,634 employees for the six months ended June 30, 2019.

As a percentage of net revenue, salaries and benefits expense was 71.2% for the six months ended June 30, 2020, compared to 70.0% for the six months ended June 30, 2019.

General and administrative expenses. Consolidated general and administrative expenses decreased $4.4 million, or 6.3% to $64.2 million for the six months ended June 30, 2020 from $68.6 million for the six months ended June 30, 2019. The decrease in general and administrative expenses was due to decreases in internal travel, office occupancy, hiring fees, and taxes and licenses, partially offset by increases in professional fees and bad debt. Foreign exchange rate fluctuations positively impacted results by $0.7 million, or 1.1%.

As a percentage of net revenue, general and administrative expenses were 20.2% for the six months ended June 30, 2020, compared to 19.9% for the six months ended June 30, 2019.

Impairment charges. During the six months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the six months ended June 30, 2020. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Operating income. Consolidated operating loss was $5.8 million, including impairment charges of $33.0 million, for the six months ended June 30, 2020, compared to $34.7 million of operating income for the six months ended June 30, 2019. Foreign exchange rate fluctuations positively impacted operating income by $0.2 million, or 0.7%.

Net non-operating income (expense). Net non-operating expense was $1.0 million for the six months ended June 30, 2020, compared to $3.6 million of net non-operating income for the six months ended June 30, 2019.

Interest, net, was $0.3 million of income for the six months ended June 30, 2020, compared to $1.2 million of income for the six months ended June 30, 2019.

Other, net, was $1.4 million of expense for the six months ended June 30, 2020, compared to $2.4 million of income for the six months ended June 30, 2019. The additional expense in the current year is due to an unrealized loss on the Company’s deferred compensation plan. Investments held in the Company’s deferred compensation plan are recorded at fair value, which declined significantly during the six months ended June 30, 2020.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $185.1 million for the six months ended June 30, 2020, a decrease of 7.3% from $199.8 million for the six months ended June 30, 2019. The decrease in net revenue was due to a 12.0% decrease in the number of executive search confirmations. The Consumer practice group exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.0 million or 0.5%. There were 203 Executive Search consultants as of June 30, 2020, compared to 190 as of June 30, 2019.

Salaries and benefits expense decreased $11.7 million, or 9.4%, compared to the six months ended June 30, 2019. Fixed compensation decreased $3.7 million, due to the deferred compensation plan, talent acquisition and retention costs, retirement and benefits, and stock compensation, partially offset by an increase in base salaries and payroll taxes. Variable compensation decreased $8.0 million due to lower bonus accruals as a result of decreased consultant productivity, partially offset by contingent compensation related to the acquisition of 2GET.

General and administrative expenses decreased $0.8 million, or 3.2%, compared to the six months ended June 30, 2019, due to internal travel, taxes and licenses, and office occupancy, partially offset by increases in bad debt and professional fees.

The Americas reporting an operating income of $48.8 million for the six months ended June 30, 2020, a decrease of $2.2 million compared to $51.0 million for the six months ended June 30, 2019.

Europe

Europe reported net revenue of $63.2 million for the six months ended June 30, 2020, a decrease of 7.6% from $68.4 million for the six months ended June 30, 2019. The decrease in net revenue was due to a 10.2% decrease in the number of executive search confirmations. The Education and Social Enterprises, Life Sciences, and Global Technology Services practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.5 million, or 2.3%. There were 113 Executive Search consultants as of June 30, 2020, compared to 111 as of June 30, 2019.

Salaries and benefits expense decreased $3.6 million, or 7.3%, compared to the six months ended June 30, 2019. Fixed compensation was consistent with the prior period, due to decreases in retirement and benefits, and talent acquisition and retention costs, offset by an increase in base salaries and payroll taxes. Variable compensation decreased $3.6 million due to lower bonus accruals as a result of decreased consultant productivity.

General and administrative expense decreased $2.7 million, or 17.6%, compared to the six months ended June 30, 2019, due to internal travel, office occupancy, intangible amortization, and professional fees, partially offset by increases in bad debt and the use of external third-party consultants.

Impairment charges for the six months ended June 30, 2020 were $24.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2020.

Europe reported an operating loss of $20.0 million, including impairment charges of $24.5 million, for the six months ended June 30, 2020, a decrease of $23.3 million compared to operating income of $3.3 million for the six months ended June 30, 2019.

Asia Pacific

Asia Pacific reported net revenue of $41.3 million for the six months ended June 30, 2020, a decrease of 15.1% compared to $48.6 million for the six months ended June 30, 2019. The decrease in net revenue was due to a 13.1% decrease in the number of executive search confirmations compared to the prior year. The Education and Social Enterprise, and Life Sciences practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.3 million, or 3.0%. There were 78 Executive Search consultants as of June 30, 2020, compared to 70 as of June 30, 2019.

Salaries and benefits expense decreased $2.5 million, or 8.1%, compared to the six months ended June 30, 2019. Fixed compensation increased $0.9 million due to retirement and benefits, and talent acquisition and retention costs, partially offset by a decrease in base salaries and payroll taxes. Variable compensation decreased $3.3 million due to lower bonus accruals as a result of a decline in consultant productivity.

General and administrative expenses decreased $0.3 million, or 3.3%, compared to the six months ended June 30, 2019, due to internal travel, partially offset by an increase in bad debt.

Impairment charges for the six months ended June 30, 2020 were $8.5 million as a result of an interim impairment evaluation on the goodwill of the Asia Pacific reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2020.

Asia Pacific reported an operating loss of $4.8 million, including impairment charges of $8.5 million, for the six months ended June 30, 2020, a decrease of $13.0 million compared to operating income of $8.2 million for the six months ended June 30, 2019.

Heidrick Consulting

Heidrick Consulting reported net revenue of $27.5 million for the six months ended June 30, 2020, a decrease of 1.4% compared to $27.9 million for the six months ended June 30, 2019. The decrease in Heidrick Consulting net revenue is due to a 10.6% decrease in the number of consulting engagements compared to the prior year and an inability to execute in-person consulting engagements, partially offset by one large consulting project in the prior quarter. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.7%. There were 68 Heidrick Consulting consultants at both June 30, 2020 and June 30, 2019.

Salaries and benefits expense increased $3.1 million, or 11.8%, compared to the six months ended June 30, 2019. Fixed compensation increased $1.1 million due to base salaries and payroll taxes and retirement and benefits, partially offset by a decrease in talent acquisition and retention costs. Variable compensation increased $1.0 million due to bonus accruals on certain consulting engagements.

General and administrative expenses decreased $0.7 million, or 6.4%, compared to the six months ended June 30, 2019, due to internal travel and the use of external third-party consultants, partially offset by an increase in professional fees.

Heidrick Consulting reported an operating loss of $12.4 million for the six months ended June 30, 2020, an increase of $2.8 million, or 29.0%, compared to an operating loss of $9.6 million for the six months ended June 30, 2019.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2020, decreased $0.8 million, or 4.2%, to $17.4 million from $18.2 million for the six months ended June 30, 2019.

Salaries and benefits expense decreased $1.0 million, or 9.2%, due to stock compensation, and retirement and benefits, partially offset by an increase in separation.

General and administrative expenses increased $0.2 million, or 2.4%, due to professional fees and information technology, partially offset by decreases in internal travel, office occupancy, and taxes and licenses.

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

During the six months ended June 30, 2020, we borrowed $100 million under the 2018 Credit Agreement. The borrowings outstanding under the revolving line of credit currently bear interest at a rate of 1.44% per annum. We elected to draw down a portion of the available funds from our revolving line of credit as a precautionary measure to increase our cash position and further enhance our financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. We believe that we have more than sufficient liquidity, even prior to taking this action, but elected to draw down available funds out of an abundance of caution in this period of uncertainty. The draw-down proceeds from the revolving line of credit are currently being held on our balance sheet and have been invested in short-term securities resulting in a current net borrowing rate of 1.29%.

As of June 30, 2020, we had $100 million in outstanding borrowings and as of December 31, 2019, we had no outstanding borrowings. In both periods, we were in compliance with the financial and other covenants under the facility and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at June 30, 2020, December 31, 2019, and June 30, 2019 were $287.8 million, $332.9 million and $144.0 million, respectively. The $287.8 million of cash, cash equivalents and marketable securities at June 30, 2020, includes $72.1 million held by our foreign subsidiaries. A portion of the $72.1 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. For the six months ended June 30, 2020, cash used in operating activities was $124.8 million. This use of cash was primarily the result of cash bonus payments related to 2019 and prior year cash bonus deferrals of $222.1 million partially offset by 2020 bonus accruals, net loss of $17.1 million, and an increase in accounts receivable of $17.0 million, partially offset by impairment charges of $33.0 million and an increase in taxes payable of $6.8 million.

For the six months ended June 30, 2019, cash used in operating activities was $121.9 million. This use of cash was primarily the result of cash bonus payments related to 2018 and prior year cash bonus deferrals partially offset by an increase in 2019 bonus accruals, and an increase in accounts receivable of $31.2 million, partially offset by net income of $26.4 million.

Cash flows used in investing activities. Cash provided by investing activities was $13.5 million for the six months ended June 30, 2020, primarily due to purchases of available for sale investments of $71.4 million and capital expenditures of $4.6 million for office build-outs, partially offset by proceeds from available for sale investments of $62.5 million.

For the six months ended June 30, 2019, cash used in investing activities was $42.0 million, primarily due to purchases of available for sale investments of $40.5 million and capital expenditures of $1.8 million for office build-outs.

Cash flows used in financing activities. Cash provided by financing activities was $89.7 million for the six months ended June 30, 2020, primarily due to the draw on the line of credit of $100.0 million, partially offset by dividend payments of $6.0 million, the final earnout payment for the Amrop acquisition of $2.8 million, and employee tax withholding payments on equity transactions of $1.6 million.

For the six months ended June 30, 2029, cash used by financing activities was $10.9 million, primarily due to dividend payments of $5.9 million, employee tax withholding payments on equity transactions of $4.6 million, and the final earnout payment for the Scambler MacGregor acquisition of $0.4 million.

COVID-19 Considerations We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. We expect that all of our business segments, across all of our geographies, will continue to be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and liquidity, and the duration for which it may have an impact cannot be determined at this time. We elected to draw down a portion of the available funds from our revolving line of credit as a precautionary measure to increase our cash position and further enhance our financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak.

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

Recently Adopted Financial Accounting Standards

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all related amendments, using the modified retrospective method. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The adoption had an immaterial impact on the Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the six months ended June 30, 2020 by approximately $3.3 million. However, because certain assets and liabilities are denominated in currencies other than their respective functional currency, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of June 30, 2020, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $1.1 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by geographic segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the six months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees. In addition, certain of our customers have closed or reduced their operations during this pandemic.

The global pandemic has created significant volatility, uncertainty and economic disruption. During the second quarter, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which negatively impacted our results of operations. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic, and actions taken in response to the pandemic, on economic activity; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions;

and any closures of our and our clients’ offices and facilities. Restrictions inhibiting our employees’ and clients' ability to access those offices and facilities, has disrupted, and are expected to continue to disrupt, our ability to provide our services and solutions. These disruptions could result in, among other things, a decline in demand for our executive search and consulting services due to temporary and permanent workforce reductions; a lengthening of the executive search process due to a slow-down in client decision making; an increase in executive searches placed on hold due to delays in planned work by our clients; an inability to execute in-person consulting engagements; prolonged disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain, China and Brazil; terminations of client contracts and losses of revenue.

Management expects that all of its business segments, across all of its geographies, will continue to be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and the duration for which it may have an impact cannot be determined at this time. During the second quarter, the sustained economic downturn resulted in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability our intangible and other long-lived assets during the second quarter and determined that no impairment was necessary. We will continue to monitor the impact of the economic downturn for additional potential impairment of goodwill, other intangible assets and long-lived assets.

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

Item 5. Other Information

In the 2020 third quarter, the Company is implementing a restructuring plan to optimize future growth and profitability. The expected annual cost savings from the restructuring ranges from $30 million to $40 million. The primary components of the restructuring include a workforce reduction; a reduction of the firm’s real estate expenses, professional fees and the future elimination of certain deferred compensation programs. In connection with this restructuring plan, the Company expects to record pre-tax charges of approximately $30 million to $40 million in the 2020 third quarter.

Item 6. Exhibits

Exhibit No.	Description

*10.1	Form of Restricted Stock Unit Participation Agreement

*10.2	Form of Performance Stock Unit Participation Agreement

*10.3	Form of Non-Employee Director Restricted Stock Unit Participation Agreement

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 27, 2020

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)