Form 10-Q
period 2020-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2020-10-26
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 23, 2020, there were 19,359,586 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Current assets
Cash and cash equivalents	$170,577	$271,719
Marketable securities	67,028	61,153
Accounts receivable, net of allowances of $6,401 and $5,140, respectively	119,102	109,163
Prepaid expenses	21,513	20,185
Other current assets	23,817	27,848
Income taxes recoverable	13,014	4,414
Total current assets	415,051	494,482

Non-current assets
Property and equipment, net	26,740	28,650
Operating lease right-of-use assets	80,091	99,391
Assets designated for retirement and pension plans	14,608	13,978
Investments	27,836	25,409
Other non-current assets	23,682	20,434
Goodwill	91,264	126,831
Other intangible assets, net	1,218	1,935
Deferred income taxes	32,819	33,063
Total non-current assets	298,258	349,691

Total assets	$713,309	$844,173

Current liabilities
Accounts payable	$11,050	$8,633
Accrued salaries and benefits	161,002	234,306
Deferred revenue	37,268	41,267
Operating lease liabilities	30,569	30,955
Other current liabilities	26,691	26,253
Income taxes payable	1,086	3,928
Total current liabilities	267,666	345,342

Non-current liabilities
Accrued salaries and benefits	56,998	59,662
Retirement and pension plans	49,389	46,032
Operating lease liabilities	73,565	79,388
Other non-current liabilities	4,625	4,634
Total non-current liabilities	184,577	189,716

Total liabilities	452,243	535,058

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,359,586 and 19,165,954 shares outstanding at September 30, 2020 and December 31, 2019, respectively	196	196
Treasury stock at cost, 226,191 and 419,823 shares at September 30, 2020 and December 31, 2019, respectively	(8,041)	(14,795)
Additional paid in capital	227,995	228,807
Retained earnings	38,487	91,083
Accumulated other comprehensive income	2,429	3,824
Total stockholders’ equity	261,066	309,115

Total liabilities and stockholders’ equity	$713,309	$844,173

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Revenue before reimbursements (net revenue)	$143,544	$182,174	$460,628	$526,890
Reimbursements	957	4,344	6,555	14,075
Total revenue	144,501	186,518	467,183	540,965

Operating expenses
Salaries and benefits	103,893	130,479	329,640	371,898
General and administrative expenses	29,769	33,093	93,970	101,646
Impairment charges	—	—	32,970	—
Restructuring charges	48,115	4,130	48,115	4,130
Reimbursed expenses	957	4,344	6,555	14,075
Total operating expenses	182,734	172,046	511,250	491,749

Operating income (loss)	(38,233)	14,472	(44,067)	49,216

Non-operating income (expense)
Interest, net	(180)	819	160	2,039
Other, net	1,819	(464)	460	1,887
Net non-operating income	1,639	355	620	3,926

Income (loss) before income taxes	(36,594)	14,827	(43,447)	53,142

Provision for (benefit from) income taxes	(10,416)	4,880	(202)	16,828

Net income (loss)	(26,178)	9,947	(43,245)	36,314

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	849	(1,337)	(1,381)	(1,024)
Net unrealized gain (loss) on available-for-sale investments	1	—	(14)	12
Other comprehensive income (loss), net of tax	850	(1,337)	(1,395)	(1,012)

Comprehensive income (loss)	$(25,328)	$8,610	$(44,640)	$35,302

Weighted-average common shares outstanding
Basic	19,351	19,127	19,281	19,084
Diluted	19,351	19,428	19,281	19,518

Earnings (loss) per common share
Basic	$(1.35)	$0.52	$(2.24)	$1.90
Diluted	$(1.35)	$0.51	$(2.24)	$1.86

Cash dividends paid per share	$0.15	$0.15	$0.45	$0.45
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,586	$196	420	$(14,795)	$228,807	$91,083	$3,824	$309,115
Net income	—	—	—	—	—	8,666	—	8,666
Adoption of accounting standards	—	—	—	—	—	(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,746)	(3,746)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,614	—	—	2,614
Vesting of equity, net of tax withholdings	—	—	(109)	3,838	(5,388)	—	—	(1,550)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,876)	—	(2,876)
Dividend equivalents on restricted stock units	—	—	—	—	—	(126)	—	(126)
Balance at March 31, 2020	19,586	$196	311	$(10,957)	$226,033	$96,415	$78	$311,765
Net loss						(25,733)	—	(25,733)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,501	1,501
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,320	—	—	1,320
Vesting of equity	—	—	(48)	1,685	(1,685)	—	—	—
Re-issuance of treasury stock	—	—	(15)	529	(183)	—	—	346
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,891)	—	(2,891)
Dividend equivalents on restricted stock units	—	—	—	—	—	(105)	—	(105)
Balance at June 30, 2020	19,586	$196	248	$(8,743)	$225,485	$67,686	$1,579	$286,203
Net loss	—	—	—	—	—	(26,178)	—	(26,178)
Other comprehensive income, net of tax	—	—	—	—	—	—	850	850
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,212	—	—	3,212
Vesting of equity, net of tax withholdings	—	—	(22)	702	(702)	—	—	—
Re-issuance of treasury stock	—	—	—	—	—	—	—	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,905)	—	(2,905)
Dividend equivalents on restricted stock units	—	—	—	—	—	(116)	—	(116)
Balance at September 30, 2020	19,586	$196	226	$(8,041)	$227,995	$38,487	$2,429	$261,066

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	19,586	$196	632	$(20,298)	$227,147	$56,049	$4,062	$267,156
Net income	—	—	—	—	—	12,087	—	12,087
Other comprehensive income, net of tax	—	—	—	—	—	—	320	320
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Vesting of equity, net of tax withholdings	—	—	(160)	5,155	(9,707)	—	—	(4,552)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,848)	—	(2,848)
Dividend equivalents on restricted stock units	—	—	—	—	—	(87)	—	(87)
Balance at March 31, 2019	19,586	$196	472	$(15,143)	$218,783	$65,201	$4,382	$273,419
Net income	—	—	—	—	—	14,280	—	14,280
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,368	—	—	3,368
Vesting of equity, net of tax withholdings	—	—	(3)	—	—	—	—	—
Re-issuance of treasury stock	—	—	(11)	348	(3)	—	—	345
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,867)	—	(2,867)
Dividend equivalents on restricted stock units	—	—	—	—	—	(101)	—	(101)
Balance at June 30, 2019	19,586	196	458	$(14,795)	$222,148	$76,513	$4,387	$288,449
Net income	—	—	—	—	—	9,947	—	$9,947
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,337)	(1,337)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,539	—	—	2,539
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,870)	—	(2,870)
Dividend equivalents on restricted stock units	—	—	—	—	—	(93)	—	(93)
Balance at September 30, 2019	19,586	$196	458	$(14,795)	$224,687	$83,497	$3,050	$296,635
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows - operating activities
Net income (loss)	$(43,245)	$36,314
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,638	7,983
Deferred income taxes	700	(24)
Stock-based compensation expense	7,146	7,250
Accretion expense related to earnout payments	—	495
Gain on marketable securities	(144)	(353)
Loss on disposal of property and equipment	289	—
Impairment charges	32,970	—
Changes in assets and liabilities:
Accounts receivable	(9,616)	(36,961)
Accounts payable	2,809	(144)
Accrued expenses	(77,776)	(52,680)
Restructuring accrual	6,289	2,762
Deferred revenue	(3,892)	113
Income taxes recoverable and payable, net	(11,460)	(3,952)
Retirement and pension plan assets and liabilities	1,304	1,824
Prepaid expenses	(1,229)	(920)
Other assets and liabilities, net	2,312	2,874
Net cash used in operating activities	(72,905)	(35,419)

Cash flows - investing activities
Acquisition of business	—	(3,520)
Capital expenditures	(7,121)	(2,641)
Purchases of available-for-sale investments	(118,668)	(83,146)
Proceeds from sales of available-for-sale investments	111,633	39,162
Net cash used in investing activities	(14,156)	(50,145)

Cash flows - financing activities
Proceeds from line of credit	100,000	—
Payments on line of credit	(100,000)	—
Cash dividends paid	(9,019)	(8,866)
Payment of employee tax withholdings on equity transactions	(1,550)	(4,552)
Acquisition earnout payments	(2,789)	(1,853)
Net cash used in financing activities	(13,358)	(15,271)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(723)	(3,055)

Net decrease in cash, cash equivalents and restricted cash	(101,142)	(103,890)
Cash, cash equivalents and restricted cash at beginning of period	271,719	280,262
Cash, cash equivalents and restricted cash at end of period	$170,577	$176,372
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2020 and December 31, 2019, the results of operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of September 30, 2020 and 2019, and December 31, 2019 and 2018:

	September 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$170,577	$176,372	$271,719	$279,906
Restricted cash included within other current assets	—	—	—	108
Restricted cash included within other non-current assets	—	—	—	248
Total cash, cash equivalents and restricted cash	$170,577	$176,372	$271,719	$280,262

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(26,178)	$9,947	$(43,245)	$36,314
Weighted average shares outstanding:
Basic	19,351	19,127	19,281	19,084
Effect of dilutive securities:
Restricted stock units	—	195	—	283
Performance stock units	—	106	—	151
Diluted	19,351	19,428	19,281	19,518
Basic earnings per share	$(1.35)	$0.52	$(2.24)	$1.90
Diluted earnings per share	$(1.35)	$0.51	$(2.24)	$1.86

Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 315,000 and 63,000 common shares, respectively, for the three months ended September 30, 2020, and 454,000 and 98,000 common shares, respectively, for the nine months ended September 30, 2020, were not included in the computation of diluted earnings (loss) per share because the effects would be anti-dilutive.

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

During the three months ended June 30, 2020, and as a direct result of the economic impact of the novel coronavirus ("COVID-19"), the Company experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which had a material negative impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020.

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

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Europe and Asia Pacific reporting units was impaired, which resulted in an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

The Company continues to monitor potential triggering events for its Americas reporting unit including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in a further impairment charge.

Other Intangible Assets and Long Lived Assets

The Company reviews its other intangible assets and long-lived assets, including property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group, is recognized. The Company evaluated the recoverability of its other intangible assets and long-lived assets during the nine months ended September 30, 2020 and determined that the other intangible assets and long-lived assets were recoverable. The Company continues to monitor the impact of the economic downturn resulting from COVID-19 for additional potential impairment indicators related to other intangible assets and long-lived assets.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating Lease Right-of-Use Assets, Operating Lease Liabilities - Current and Operating Lease Liabilities - Non-Current in our Condensed Consolidated Balance Sheets. The Company does not have any leases that meet the finance lease criteria.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of lease payments. The operating lease right-of-use asset also includes any lease payments made in advance and any accrued rent expense balances. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. For office leases, the Company accounts for the lease and non-lease components as a single lease component. For equipment leases, such as vehicles and office equipment, the Company accounts for the lease and non-lease components separately.

Recently Adopted Financial Accounting Standards

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all related amendments, using the modified retrospective method. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The adoption had an immaterial impact on the Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2019 to September 30, 2020:

	September 30, 2020	December 31, 2019	Change
Contract assets
Unbilled receivables, net	$9,064	$7,585	$1,479
Contract assets	10,890	14,672	(3,782)
Total contract assets	19,954	22,257	(2,303)

Contract liabilities
Deferred revenue	$37,268	$41,267	$(3,999)

During the nine months ended September 30, 2020, the Company recognized revenue of $32.7 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the nine months ended September 30, 2020, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $17.0 million.

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

4.    Credit Losses

The Company is exposed to credit losses primarily through the provision of its executive search and consulting services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2019	$5,140
Provision for credit losses	4,565
Write-offs	(2,770)
Foreign currency translation	(534)
Balance at September 30, 2020	$6,401

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at September 30, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$34,029	$1	$—	$34,029

The unrealized losses on two investments in U.S. Treasury securities were caused by fluctuations in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the investments would not be settled at a price less than the amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2020	December 31, 2019
Leasehold improvements	$42,999	$47,269
Office furniture, fixtures and equipment	17,602	17,740
Computer equipment and software	26,476	27,531
Property and equipment, gross	87,077	92,540
Accumulated depreciation	(60,337)	(63,890)
Property and equipment, net	$26,740	$28,650

Depreciation expense for the three months ended September 30, 2020 and 2019 was $2.1 million and $2.4 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $6.2 million and $7.3 million, respectively.

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

Office leases have remaining lease terms that range from less than one year to 9.7 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As part of the Company's restructuring plan, a lease component related to one of the Company's offices was abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $10.6 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the three months ended September 30, 2020.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.1 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$6,241	$6,180	$18,688	$18,660
Variable lease cost	1,048	2,128	4,832	6,042
Total lease cost	$7,289	$8,308	$23,520	$24,702

Supplemental cash flow information related to the Company's operating leases is as follows for the nine months ended September 30,:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,258	$26,879
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,581	$11,385

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, is as follows:

	2020	2019
Weighted Average Remaining Lease Term
Operating leases	4.4 years	4.5 years
Weighted Average Discount Rate
Operating leases	3.75%	3.97%

The future maturities of the Company's operating lease liabilities as of September 30, 2020, for the years ended December 31 is as follows:

Operating Lease Maturity
2020	$6,807
2021	30,464
2022	26,536
2023	23,377
2024	12,862
Thereafter	12,860
Total lease payments	112,906
Less: Interest	(8,772)
Present value of lease liabilities	$104,134

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at September 30, 2020
Cash					$131,649	$—

Level 1(1):
Money market funds					17,900	—
U.S. Treasury securities	88,056	—	—	88,056	21,028	67,028
Total Level 1	88,056	—	—	88,056	38,928	67,028

Total	$88,056	$—	$—	$88,056	$170,577	$67,028

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2019
Cash					$177,493	$—

Level 1(1):
Money market funds					15,661	—
U.S. Treasury securities	139,705	13	—	139,718	78,565	61,153
Total Level 1	139,705	13	—	139,718	94,226	61,153

Total	$139,705	$13	$—	$139,718	$271,719	$61,153

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $18.7 million and $17.2 million as of September 30, 2020 and December 31, 2019, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Goodwill	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at September 30, 2020

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$27,836	$—	$—	$—	$27,836	$—	$—

Level 2(2):
Retirement and pension plan assets	15,985	1,377	—	14,608	—	—	—
Pension benefit obligation	(21,861)	—	—	—	—	(1,377)	(20,484)
Total Level 2	(5,876)	1,377	—	14,608	—	(1,377)	(20,484)

Measured on a non-recurring basis:
Level 3(3)(4):
Goodwill	91,264	—	91,264	—	—	—	—

Total	$113,224	$1,377	$91,264	$14,608	$27,836	$(1,377)	$(20,484)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2019

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$25,409	$—	$—	$25,409	$—	$—

Level 2(2):
Retirement and pension plan assets	15,296	1,318	13,978	—	—	—
Pension benefit obligation	(20,918)	—	—	—	(1,318)	(19,600)
Total Level 2	(5,622)	1,318	13,978	—	(1,318)	(19,600)

Total	$19,787	$1,318	$13,978	$25,409	$(1,318)	$(19,600)

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

Contingent Consideration

The former owners of the Company's prior year acquisitions are eligible to receive additional cash consideration or compensation based on the attainment of certain operating metrics in the periods subsequent to acquisition. Earnouts and contingent compensation are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the nine months ended September 30, 2020:

	Acquisition Earnout Accruals	Contingent Compensation
Balance at December 31, 2019	$(5,278)	$(618)
Earnout accretion/compensation expense	—	(1,482)
Earnout payments	5,051	—
Foreign currency translation	227	329
Balance at September 30, 2020	$—	$(1,771)

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for the nine months ended September 30, 2020:

Goodwill
Balance at December 31, 2019	$126,831
Impairment	(32,970)
Foreign currency translation	(2,597)
Balance at September 30, 2020	$91,264

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	September 30, 2020	December 31, 2019
Executive Search
Americas	$91,264	$92,497
Europe	—	25,579
Asia Pacific	—	8,755
Total goodwill	$91,264	$126,831

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2020, are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Total
Goodwill	$92,497	$25,579	$8,755	$126,831
Accumulated impairment losses	—	—	—	—
Balance at December 31, 2019	92,497	25,579	8,755	126,831

Impairment	—	(24,475)	(8,495)	(32,970)
Foreign currency translation	(1,233)	(1,104)	(260)	(2,597)

Goodwill	91,264	24,475	8,495	124,234
Accumulated impairment losses	—	(24,475)	(8,495)	(32,970)
Balance at September 30, 2020	$91,264	$—	$—	$91,264

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

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Europe and Asia Pacific reporting units was impaired, which resulted in an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

The Company continues to monitor potential triggering events for its Americas reporting unit including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in a further impairment charge.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2020	December 31, 2019
Executive Search
Americas	$239	$557
Europe	926	1,314
Asia Pacific	53	64
Total other intangible assets, net	$1,218	$1,935

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	September 30, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.6	$16,208	$(15,115)	$1,093	$16,302	$(14,683)	$1,619
Trade name	5.0	259	(134)	125	362	(46)	316
Total intangible assets	6.4	$16,467	$(15,249)	$1,218	$16,664	$(14,729)	$1,935

Intangible asset amortization expense for the three months ended September 30, 2020 and 2019 was $0.2 million and $0.2 million, respectively. Intangible amortization expense for the nine months ended September 30, 2020 and 2019 was $0.6 million and $0.7 million, respectively.

The Company evaluated the recoverability of its other intangible assets during the nine months ended September 30, 2020 and determined that the carrying value of the other intangible assets and long-lived assets was recoverable. The Company continues to monitor the impact of the economic downturn resulting from COVID-19 for additional potential impairment indicators related to other intangible assets.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2020, for the years ended December 31 is as follows:

Estimated Future Amortization
2020	$149
2021	469
2022	301
2023	179
2024	73
Thereafter	47
Total	$1,218

9.    Other Current Assets

The components of other current assets are as follows:

	September 30, 2020	December 31, 2019
Contract assets	$19,954	$22,257
Other	3,863	5,591
Total other current assets	$23,817	$27,848

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

During the nine months ended September 30, 2020, the Company borrowed $100.0 million under the 2018 Credit Agreement. The Company elected to draw down a portion of the available funds from its revolving line of credit as a precautionary measure to increase its cash position and further enhance its financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The Company subsequently repaid $100.0 million during the three months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the 2018 Credit Agreement and no event of default existed.

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

As of September 30, 2020, 3,001,357 awards have been issued under the Third A&R 2012 Program and 1,052,811 shares remain available for future awards, including 704,168 forfeited awards. The Third A&R 2012 Program provides that no awards can be granted after May 24, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Salaries and benefits (1)	$3,850	$3,294	$6,645	$7,941
General and administrative expenses	—	—	460	460
Income tax benefit related to stock-based compensation included in net income	1,022	870	1,886	2,219

(1) Includes $0.7 million of expense and $0.8 million of expense related to cash settled restricted stock units for the three months ended September 30, 2020 and 2019, respectively, and less than $0.1 million and $1.2 million of expense related to cash settled restricted stock units for the nine months ended September 30, 2020 and 2019, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. A portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the nine months ended September 30, 2020 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2019	598,988	$32.25
Granted	329,068	22.20
Vested and converted to common stock	(194,921)	29.67
Forfeited	(21,045)	31.00
Outstanding on September 30, 2020	712,090	$28.35

As of September 30, 2020, there was $9.2 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.5 years.

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

During the nine months ended September 30, 2020, performance stock units were granted to certain employees of the Company and are subject to a cliff vesting period of three years and certain other performance conditions. Half of the award is based on the achievement of certain operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards based on total shareholder return was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Performance stock unit activity for the nine months ended September 30, 2020 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2019	179,559	$32.63
Granted	105,847	23.52
Vested and converted to common stock	(50,472)	26.69
Forfeited	—	—
Outstanding on September 30, 2020	234,934	$29.80
As of September 30, 2020, there was $4.3 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.9 years.

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

The Company recorded phantom stock-based compensation expense of $0.7 million and $0.8 million during the three months ended September 30, 2020 and 2019, respectively. The Company recorded phantom stock-based compensation expense of less than $0.1 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively.

Phantom stock unit activity for the nine months ended September 30, 2020 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2019	266,060
Granted	118,596
Vested	(21,346)
Forfeited	(11,676)
Outstanding on September 30, 2020	351,634

As of September 30, 2020, there was $3.6 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.2 years.

12. Restructuring

During the three months ended September 30, 2020, the Company implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company recorded restructuring charges of $27.6 million in the Americas, $9.6 million in Europe, $4.6 million in Asia Pacific, $4.5 million in Heidrick Consulting and $1.9 million in Global Operations Support. The Company anticipates future restructuring charges of $10.0 million to $15.0 million related to further real estate optimization.

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

Changes to the accrual for restructuring charges for the nine months ended September 30, 2020, are as follows:

	Employee Related	Office Related	Other	Total
Outstanding on December 31, 2019	$3,245	$—	$—	$3,245
Restructuring charges	33,774	13,897	444	48,115
Cash payments	(7,773)	(13)	(60)	(7,846)
Non cash write offs	(1,633)	(13,874)	—	(15,507)
Other	(176)	—	—	(176)
Exchange rate fluctuations	(670)	3	(1)	(668)
Outstanding on September 30, 2020	$26,767	$13	$383	$27,163

Restructuring accruals of are recorded within Other current liabilities in the Condensed Consolidated Balance Sheets with the exception of certain employee related accruals. Accruals associated with the elimination of certain deferred compensation programs of $7.2 million and $11.4 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of September 30, 2020.

13.    Income Taxes

The Company reported a loss before taxes of $36.6 million and an income tax benefit of $10.4 million for the three months ended September 30, 2020. The Company reported income before taxes of $14.8 million and an income tax provision of $4.9 million for the three months ended September 30, 2019. The effective tax rates for the three months ended September 30, 2020 and 2019, were 28.5% and 32.9%, respectively. The effective tax rate for the three months ended September 30, 2020 was impacted by the tax effect on restructuring expense (See Note 12, Restructuring) and the inability to recognize losses and taxes based on gross receipts. The effective tax rate for the three months ended September 30, 2019 was impacted by one-time items and the mix of income.

The Company reported a loss before taxes of $43.4 million and an income tax benefit of $0.2 million for the nine months ended September 30, 2020. The Company reported income before taxes of $53.1 million and an income tax provision of $16.8 million for the nine months ended September 30, 2019. The effective tax rates for the nine months ended September 30, 2020 and 2019, were 0.5% and 31.7%, respectively. The effective tax rate for the nine months ended September 30, 2020 was impacted by the inability to deduct goodwill impairment (See Note 8, Goodwill and Other Intangible Assets), the inability to recognize losses and taxes based on gross receipts, offset by the benefit provided by restructuring expense (See Note 12, Restructuring). The effective tax rate for the nine months ended September 30, 2019 was impacted by one-time items and the mix of income.

14.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the nine months ended September 30, 2020 are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2019	$13	$6,102	$(2,291)	$3,824
Other comprehensive loss before classification, net of tax	(14)	(1,381)	—	(1,395)
Balance at September 30, 2020	$(1)	$4,721	$(2,291)	$2,429

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Executive Search
Americas	$79,947	$108,878	$265,088	$308,700
Europe	28,902	34,827	92,108	103,244
Asia Pacific	20,394	22,784	61,654	71,394
Total Executive Search	129,243	166,489	418,850	483,338
Heidrick Consulting	14,301	15,685	41,778	43,552
Revenue before reimbursements (net revenue)	143,544	182,174	460,628	526,890
Reimbursements	957	4,344	6,555	14,075
Total revenue	$144,501	$186,518	$467,183	$540,965

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Operating income (loss)
Executive Search
Americas (1)	$(7,934)	$23,211	$40,900	$74,211
Europe (2)	(6,856)	466	(26,874)	3,788
Asia Pacific (3)	(1,726)	2,421	(6,553)	10,642
Total Executive Search	(16,516)	26,098	7,473	88,641
Heidrick Consulting (4)	(9,286)	(3,150)	(21,699)	(12,770)
Total segment operating income (loss)	(25,802)	22,948	(14,226)	75,871
Global Operations Support (5)	(12,431)	(8,476)	(29,841)	(26,655)
Total operating income (loss)	$(38,233)	$14,472	$(44,067)	$49,216

(1) Includes restructuring charges of $27.6 million and $4.1 million for the three and nine months ended September 30, 2020 and 2019, respectively.
(2) Includes restructuring charges of $9.6 million for the three and nine months ended September 30, 2020, and goodwill impairment charges of $24.5 million for the nine months ended September 30, 2020.
(3) Includes restructuring charges of $4.6 million for the three and nine months ended September 30, 2020, and goodwill impairment charges of $8.5 million for the nine months ended September 30, 2020.
(4) Includes restructuring charges of $4.5 million for the three and nine months ended September 30, 2020.
(5) Includes restructuring charges of $1.9 million for the three and nine months ended September 30, 2020, and restructuring charges of less than $0.1 million for the three and nine months ended September 30, 2019.

16.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2030. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $2.7 million as of September 30, 2020. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

We provide our services to a broad range of clients through the expertise of over 420 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first-year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Recent Developments

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19 was first detected in Wuhan City, China and continued to spread, significantly impacting various markets around the world, including the United States.

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees. Our offices are now accessible to our employees, however, we continue to encourage all employees to work remotely. During this uncertain time, our critical priorities are:

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

Beginning in the second quarter, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which had a material adverse impact on our results of operations. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to:

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
•an inability to execute in-person consulting engagements; and
•disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain, China and Brazil

During the three months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020 resulting in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability our intangible and other long-lived assets during the second and third quarters and determined that no impairment was necessary. We will continue to monitor the impact of the economic downturn for additional potential impairment of goodwill, other intangible assets and long-lived assets.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. In the third quarter, we implemented a restructuring plan to optimize future growth and profitability. The expected annual cost savings from the restructuring ranges from $30 million to $40 million. The primary components of the restructuring include a workforce reduction, and a reduction of the firm’s real estate expenses, professional fees and the future elimination of certain deferred compensation programs. In the event we require additional liquidity, our 2018 Credit Agreement provides us with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature.

We have not experienced any material impact to our internal controls over financial reporting due to the pandemic. We are continually monitoring and assessing the pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

For more information, see Item 1A, "Risk Factors."

Fourth Quarter 2020 Outlook

We are currently forecasting 2020 fourth quarter net revenue of between $140 million and $150 million, while acknowledging the continued fluidity of the COVID-19 pandemic that will continue to impact quarterly results. Our 2020 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new Executive Search confirmations, Heidrick Consulting assignments, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in September 2020.

Our 2020 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2019 Annual Report on Form 10-K and Item 1A - Risk Factors in this Quarterly Report on Form 10-Q . As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	0.7	2.4	1.4	2.7
Total revenue	100.7	102.4	101.4	102.7

Operating expenses
Salaries and benefits	72.4	71.6	71.6	70.6
General and administrative expenses	20.7	18.2	20.4	19.3
Impairment	—	—	7.2	—
Restructuring	33.5	2.3	10.4	0.8
Reimbursed expenses	0.7	2.4	1.4	2.7
Total operating expenses	127.3	94.4	111.0	93.3

Operating income (loss)	(26.6)	7.9	(9.6)	9.3

Non-operating income (expense)
Interest, net	(0.1)	0.4	—	0.4
Other, net	1.3	(0.3)	0.1	0.4
Net non-operating income (expense)	1.1	0.2	0.1	0.7

Income (loss) before income taxes	(25.5)	8.1	(9.4)	10.1

Provision for income taxes	(7.3)	2.7	—	3.2

Net income (loss)	(18.2)%	5.5%	(9.4)%	6.9%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 15, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Executive Search
Americas	$79,947	$108,878	$265,088	$308,700
Europe	28,902	34,827	92,108	103,244
Asia Pacific	20,394	22,784	61,654	71,394
Total Executive Search	129,243	166,489	418,850	483,338
Heidrick Consulting	14,301	15,685	41,778	43,552
Revenue before reimbursements (net revenue)	143,544	182,174	460,628	526,890
Reimbursements	957	4,344	6,555	14,075
Total revenue	$144,501	$186,518	$467,183	$540,965

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income (loss)
Executive Search
Americas (1)	$(7,934)	$23,211	$40,900	$74,211
Europe (2)	(6,856)	466	(26,874)	3,788
Asia Pacific (3)	(1,726)	2,421	(6,553)	10,642
Total Executive Search	(16,516)	26,098	7,473	88,641
Heidrick Consulting (4)	(9,286)	(3,150)	(21,699)	(12,770)
Total segment operating income (loss)	(25,802)	22,948	(14,226)	75,871
Global Operations Support (5)	(12,431)	(8,476)	(29,841)	(26,655)
Total operating income (loss)	$(38,233)	$14,472	$(44,067)	$49,216

(1) Includes restructuring charges of $27.6 million and $4.1 million for the three and nine months ended September 30, 2020 and 2019, respectively.
(2) Includes restructuring charges of $9.6 million for the three and nine months ended September 30, 2020, and goodwill impairment charges of $24.5 million for the nine months ended September 30, 2020.
(3) Includes restructuring charges of $4.6 million for the three and nine months ended September 30, 2020, and goodwill impairment charges of $8.5 million for the nine months ended September 30, 2020.
(4) Includes restructuring charges of $4.5 million for the three and nine months ended September 30, 2020.
(5) Includes restructuring charges of $1.9 million for the three and nine months ended September 30, 2020, and restructuring charges of less than $0.1 million for the three and nine months ended September 30, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Total revenue. Consolidated total revenue decreased $42.0 million, or 22.5%, to $144.5 million for the three months ended September 30, 2020, from $186.5 million for the three months ended September 30, 2019. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $38.6 million, or 21.2%, to $143.5 million for the three months ended September 30, 2020 from $182.2 million for the three months ended September 30, 2019. Foreign exchange rate fluctuations positively impacted results by $1.4 million, or 1.0%. Executive Search net revenue was $129.2 million for the three months ended September 30, 2020, a decrease of $37.2 million, or 22.4%, compared to the three months ended September 30, 2019. Heidrick Consulting net revenue decreased $1.4 million, or 8.8%, to $14.3 million for the three months ended September 30, 2020. Both Executive Search revenue and Heidrick Consulting revenue were materially impacted by the ongoing COVID-19 pandemic. Significant factors contributing to the decline in revenue include a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements.

The number of Executive Search and Heidrick Consulting consultants was 362 and 63, respectively, as of September 30, 2020, compared to 380 and 71, respectively, as of September 30, 2019. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.4 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. The number of confirmed searches decreased 6.4% compared to 2019.

Salaries and benefits. Consolidated salaries and benefits expense decreased $26.6 million, or 20.4%, to $103.9 million for the three months ended September 30, 2020 from $130.5 million for the three months ended September 30, 2019. Fixed compensation decreased $2.2 million due to retirement and benefits, and talent acquisition and retention costs, partially offset by increases in deferred compensation plan expenses, and base salaries and payroll taxes. Variable compensation decreased $24.2 million due to lower bonus accruals as a result of decreased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 0.6%.

For the three months ended September 30, 2020, we had an average of 1,696 employees compared to an average of 1,692 employees for the three months ended September 30, 2019.

As a percentage of net revenue, salaries and benefits expense was 72.4% for the three months ended September 30, 2020, compared to 71.6% for the three months ended September 30, 2019.

General and administrative expenses. Consolidated general and administrative expenses decreased $3.3 million, or 10.0% to $29.8 million for the three months ended September 30, 2020 from $33.1 million for the three months ended September 30, 2019. The decrease in general and administrative expenses was due to decreases in internal travel, office occupancy, bad debt and hiring fees, partially offset by increases in professional fees and information technology. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.5%.

As a percentage of net revenue, general and administrative expenses were 20.7% for the three months ended September 30, 2020, compared to 18.2% for the three months ended September 30, 2019.

Restructuring charges. The Company incurred approximately $48.1 million in restructuring charges during the three months ended September 30, 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The Company incurred approximately $4.1 million in restructuring charges during the three months ended September 30, 2019 in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses were primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations. The restructuring charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2020 and 2019.

Operating income. Consolidated operating loss was $38.2 million, including restructuring charges of $48.1 million, for the three months ended September 30, 2020, compared to $14.5 million of operating income, including restructuring charges of $4.1 million, for the three months ended September 30, 2019. Foreign exchange rate fluctuations positively impacted operating income by $0.7 million, or 7.6%.

Net non-operating income (expense). Net non-operating income was $1.6 million for the three months ended September 30, 2020, compared to $0.4 million for the three months ended September 30, 2019.

Interest, net, was $0.2 million of expense for the three months ended September 30, 2020, compared to $0.8 million of income for the three months ended September 30, 2019. The decrease in interest, net was primarily the result of reduced yields on the Company's investments in U.S. Treasury bills.

Other, net, was $1.8 million of income for the three months ended September 30, 2020, compared to $0.5 million of expense for the three months ended September 30, 2019. The additional income in the current year is due to an unrealized gain of $1.6 million on the Company’s deferred compensation plan. Investments held in the Company’s deferred compensation plan are recorded at fair value, which improved significantly during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $79.9 million for the three months ended September 30, 2020, a decrease of 26.6% from $108.9 million for the three months ended September 30, 2019. The decrease in net revenue was due to a 4.1% decrease in the number of executive search confirmations and a decrease in average revenue per executive search. No practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.3 million, or 0.4%. There were 188 Executive Search consultants as of September 30, 2020, compared to 201 as of September 30, 2019.

Salaries and benefits expense decreased $19.4 million, or 27.7%, compared to the three months ended September 30, 2019. Fixed compensation decreased $2.7 million, due to retirement and benefits, base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by an increase in deferred compensation plan expenses. Variable compensation decreased $16.7 million due to lower bonus accruals as a result of decreased consultant productivity, partially offset by contingent compensation related to the acquisition of 2GET.

General and administrative expenses decreased $1.9 million, or 16.3%, compared to the three months ended September 30, 2019, due to internal travel, office occupancy and bad debt, partially offset by increases in professional fees.

Restructuring charges for the three months ended September 30, 2020 were $27.6 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. Restructuring charges for the three months ended September 30, 2019 were $4.1 million. The charges were incurred in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses were primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations.

The Americas reported an operating loss of $7.9 million, including restructuring charges of $27.6 million, for the three months ended September 30, 2020, a decrease of $31.1 million compared to $23.2 million of operating income, including restructuring charges of $4.1 million, for the three months ended September 30, 2019.

Europe

Europe reported net revenue of $28.9 million for the three months ended September 30, 2020, a decrease of 17.0% from $34.8 million for the three months ended September 30, 2019. The decrease in net revenue was primarily due to a 17.5% decrease in the number of executive search confirmations. No practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $1.4 million, or 4.9%. There were 103 Executive Search consultants as of September 30, 2020, compared to 108 as of September 30, 2019.

Salaries and benefits expense decreased $5.6 million, or 21.2%, compared to the three months ended September 30, 2019. Fixed compensation increased $0.1 million for the three months ended September 30, 2020, due to talent acquisition and retention costs, and base salaries and payroll taxes, partially offset by a decrease in retirement and benefits. Variable compensation decreased $5.7 million due to lower bonus accruals as a result of decreased consultant productivity.

General and administrative expense decreased $2.6 million, or 32.1%, compared to the three months ended September 30, 2019, due to office occupancy and internal travel, partially offset by the use of external third-party consultants and professional fees.

Restructuring charges for the three months ended September 30, 2020 were $9.6 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Europe reported an operating loss of $6.9 million, including restructuring charges of $9.6 million, for the three months ended September 30, 2020, a decrease of $7.3 million compared to operating income of $0.5 million for the three months ended September 30, 2019.

Asia Pacific

Asia Pacific reported net revenue of $20.4 million for the three months ended September 30, 2020, a decrease of 10.5% compared to $22.8 million for the three months ended September 30, 2019. The decrease in net revenue was due to a decline in average revenue per executive search. The Education and Social Enterprise, and Life Sciences practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 1.2%. There were 71 Executive Search consultants at both September 30, 2020 and 2019.

Salaries and benefits expense decreased $2.2 million, or 14.0%, compared to the three months ended September 30, 2019. Fixed compensation increased $0.2 million due to increases in base salaries and payroll taxes, talent acquisition and retention costs, and separation, partially offset by a decrease in retirement and benefits. Variable compensation decreased $2.3 million due to lower bonus accruals as a result of a decline in consultant productivity.

General and administrative expenses decreased $0.6 million, or 13.1%, compared to the three months ended September 30, 2019, due to decreases in bad debt, internal travel and hiring fees, partially offset by increases in office occupancy.

Restructuring charges for the three months ended September 30, 2020 were $4.6 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Asia Pacific reported an operating loss of $1.7 million, including restructuring charges of $4.6 million, for the three months ended September 30, 2020, a decrease of $4.1 million compared to operating income of $2.4 million for the three months ended September 30, 2019.

Heidrick Consulting

Heidrick Consulting reported net revenue of $14.3 million for the three months ended September 30, 2020, a decrease of 8.8% compared to $15.7 million for the three months ended September 30, 2019. The decrease in Heidrick Consulting net revenue is due to a 20.7% decrease in the number of consulting engagements compared to the prior year and limitations on the ability to execute in-person consulting engagements. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 1.4%. There were 63 Heidrick Consulting consultants at September 30, 2020 compared to 71 at September 30, 2019.

Salaries and benefits expense increased $0.2 million, or 1.3%, compared to the three months ended September 30, 2019. Fixed compensation decreased $0.5 million due to increases in retirement and benefits, and talent acquisition and retention costs, partially offset by decreases in base salaries and payroll taxes. Variable compensation increased $0.6 million due to bonus accruals on certain consulting engagements.

General and administrative expenses increased $0.1 million, or 1.9%, compared to the three months ended September 30, 2019, due to increases in professional fees and bad debt, partially offset by decreases in internal travel and office occupancy.

Restructuring charges for the three months ended September 30, 2020 were $4.5 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Heidrick Consulting reported an operating loss of $12.4 million, including restructuring charges of $4.5 million, for the three months ended September 30, 2020, an increase of $4.0 million compared to an operating loss of $8.5 million for the three months ended September 30, 2019.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2020, increased $4.0 million, or 46.7%, to $12.4 million from $8.4 million for the three months ended September 30, 2019.

Salaries and benefits expense increased $0.4 million, or 7.6%, due to stock compensation, and base salaries and payroll taxes, partially offset decreases in retirement and benefits, and variable compensation.

General and administrative expenses increased $1.7 million, or 50.0%, due to professional fees and information technology, partially offset by decreases in office occupancy and internal travel.

Restructuring charges for the three months ended September 30, 2020 were $1.9 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Total revenue. Consolidated total revenue decreased $73.8 million, or 13.6%, to $467.2 million for the nine months ended September 30, 2020, from $541.0 million for the nine months ended September 30, 2019. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $66.3 million, or 12.6%, to $460.6 million for the nine months ended September 30, 2020 from $526.9 million for the nine months ended September 30, 2019. Foreign exchange rate fluctuations negatively impacted results by $2.5 million, or 0.5%. Executive Search net revenue was $418.9 million for the nine months ended September 30, 2020, a decrease of $64.5 million, or 13.3%, compared to the nine months ended September 30, 2019. Heidrick Consulting net revenue decreased $1.8 million, or 4.1%, to $41.8 million for the nine months ended September 30, 2020. Both Executive Search revenue and Heidrick Consulting revenue were materially impacted by the ongoing COVID-19 pandemic. Significant factors contributing to the decline in revenue include a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements.

The number of Executive Search and Heidrick Consulting consultants was 362 and 63, respectively, as of September 30, 2020, compared to 380 and 71, respectively, as of September 30, 2019. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.4 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. The number of confirmed searches decreased 10.0% compared to 2019.

Salaries and benefits. Consolidated salaries and benefits expense decreased $42.3 million, or 11.4%, to $329.6 million for the nine months ended September 30, 2020 from $371.9 million for the nine months ended September 30, 2019. Fixed compensation decreased $4.7 million due to talent acquisition and retention costs, retirement and benefits, deferred compensation plan expenses, and stock compensation, partially offset by increases in base salaries and payroll taxes. Variable compensation decreased $37.6 million due to lower bonus accruals as a result of decreased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $2.8 million, or 0.8%.

For the nine months ended September 30, 2020, we had an average of 1,746 employees compared to an average of 1,653 employees for the nine months ended September 30, 2019.

As a percentage of net revenue, salaries and benefits expense was 71.6% for the nine months ended September 30, 2020, compared to 70.6% for the nine months ended September 30, 2019.

General and administrative expenses. Consolidated general and administrative expenses decreased $7.7 million, or 7.6% to $94.0 million for the nine months ended September 30, 2020 from $101.6 million for the nine months ended September 30, 2019. The decrease in general and administrative expenses was due to internal travel, office occupancy, hiring fees, taxes and licenses, marketing, intangible amortization and earnout accretion, partially offset by increases in professional fees, bad debt and information technology. Foreign exchange rate fluctuations positively impacted results by $0.6 million, or 0.6%.

As a percentage of net revenue, general and administrative expenses were 20.4% for the nine months ended September 30, 2020, compared to 19.3% for the nine months ended September 30, 2019.

Impairment charges. During the nine months ended September 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event in and performed an interim goodwill impairment evaluation during the nine months ended September 30, 2020. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Restructuring charges. The Company incurred approximately $48.1 million in restructuring charges during the nine months ended September 30, 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The Company incurred approximately $4.1 million in restructuring charges during the nine months ended September 30, 2019 in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses were primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations. The restructuring charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2020 and 2019.

Operating income. Consolidated operating loss was $44.1 million, including impairment and restructuring charges of $81.1 million, for the nine months ended September 30, 2020, compared to $49.2 million of operating income, including restructuring charges of $4.1 million, for the nine months ended September 30, 2019. Foreign exchange rate fluctuations positively impacted operating income by $0.9 million, or 2.4%.

Net non-operating income (expense). Net non-operating income was $0.6 million for the nine months ended September 30, 2020, compared to $3.9 million for the nine months ended September 30, 2019.

Interest, net, was $0.2 million of income for the nine months ended September 30, 2020, compared to $2.0 million of income for the nine months ended September 30, 2019. The decrease in interest, net was primarily the result of reduced yields on the Company's investments in U.S. Treasury bills.

Other, net, was $0.5 million of income for the nine months ended September 30, 2020, compared to $1.9 million of income for the nine months ended September 30, 2019. The decrease in other, net is primarily due to smaller unrealized gains on the Company’s deferred compensation plan compared to the prior year.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $265.1 million for the nine months ended September 30, 2020, a decrease of 14.1% from $308.7 million for the nine months ended September 30, 2019. The decrease in net revenue was primarily due to a 9.5% decrease in the number of executive search confirmations. No practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.4 million or 0.5%. There were 188 Executive Search consultants as of September 30, 2020, compared to 201 as of September 30, 2019.

Salaries and benefits expense decreased $31.1 million, or 16.0%, compared to the nine months ended September 30, 2019. Fixed compensation decreased $6.4 million, due to talent acquisition and retention costs, retirement and benefits, deferred compensation plan expenses, and stock compensation, partially offset by an increase in base salaries and payroll taxes. Variable compensation decreased $24.7 million due to lower bonus accruals as a result of decreased consultant productivity, partially offset by contingent compensation related to the acquisition of 2GET.

General and administrative expenses decreased $2.7 million, or 7.4%, compared to the nine months ended September 30, 2019, due to internal travel and office occupancy, partially offset by increases in bad debt and professional fees.

Restructuring charges for the nine months ended September 30, 2020 were $27.6 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. Restructuring charges for the nine months ended September 30, 2019 were $4.1 million. The charges were incurred in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses were primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations.

The Americas reporting operating income of $40.9 million, including restructuring charges of $27.6 million, for the nine months ended September 30, 2020, a decrease of $33.3 million compared to $74.2 million, including restructuring charges of $4.1 million, for the nine months ended September 30, 2019.

Europe

Europe reported net revenue of $92.1 million for the nine months ended September 30, 2020, a decrease of 10.8% from $103.2 million for the nine months ended September 30, 2019. The decrease in net revenue was due to a 12.6% decrease in the number of executive search confirmations. The Education and Social Enterprises, and Life Sciences practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.5%. There were 103 Executive Search consultants as of September 30, 2020, compared to 108 as of September 30, 2019.

Salaries and benefits expense decreased $9.2 million, or 12.1%, compared to the nine months ended September 30, 2019. Fixed compensation increased $0.1 million due to base salaries and payroll taxes, partially offset by a decrease in retirement and benefits. Variable compensation decreased $9.3 million due to lower bonus accruals as a result of decreased consultant productivity.

General and administrative expense decreased $5.3 million, or 22.6%, compared to the nine months ended September 30, 2019, due to internal travel, office occupancy, intangible amortization and earnout accretion, partially offset by increases in bad debt and the use of external third-party consultants.

Impairment charges for the nine months ended September 30, 2020 were $24.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit.

Restructuring charges for the nine months ended September 30, 2020 were $9.6 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Europe reported an operating loss of $26.9 million, including impairment and restructuring charges of $34.0 million, for the nine months ended September 30, 2020, a decrease of $30.7 million compared to operating income of $3.8 million for the nine months ended September 30, 2019.

Asia Pacific

Asia Pacific reported net revenue of $61.7 million for the nine months ended September 30, 2020, a decrease of 13.6% compared to $71.4 million for the nine months ended September 30, 2019. The decrease in net revenue was primarily due to a 7.9% decrease in the number of executive search confirmations compared to the prior year. The Education and Social Enterprise, and Life Sciences practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.0 million, or 1.7%. There were 71 Executive Search consultants at both September 30, 2020 and 2019.

Salaries and benefits expense decreased $4.6 million, or 10.1%, compared to the nine months ended September 30, 2019. Fixed compensation increased $1.0 million due to talent acquisition and retention costs, and retirement and benefits, partially offset by a decrease in base salaries and payroll taxes. Variable compensation decreased $5.7 million due to lower bonus accruals as a result of a decline in consultant productivity.

General and administrative expenses decreased $1.0 million, or 6.5%, compared to the nine months ended September 30, 2019, due to internal travel, partially offset by increases in bad debt and office occupancy.

Impairment charges for the nine months ended September 30, 2020 were $8.5 million as a result of an interim impairment evaluation on the goodwill of the Asia Pacific reporting unit.

Restructuring charges for the nine months ended September 30, 2020 were $4.6 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Asia Pacific reported an operating loss of $6.6 million, including impairment and restructuring charges of $13.1 million, for the nine months ended September 30, 2020, a decrease of $17.2 million compared to operating income of $10.6 million for the nine months ended September 30, 2019.

Heidrick Consulting

Heidrick Consulting reported net revenue of $41.8 million for the nine months ended September 30, 2020, a decrease of 4.1% compared to $43.6 million for the nine months ended September 30, 2019. The decrease in Heidrick Consulting net revenue is due to a 14.1% decrease in the number of consulting engagements compared to the prior year and an inability to execute in-person consulting engagements, partially offset by one large consulting project in the first quarter. Foreign exchange rate fluctuations did not impact results. There were 63 Heidrick Consulting consultants at September 30, 2020, compared to 71 at September 30, 2019.

Salaries and benefits expense increased $3.3 million, or 8.2%, compared to the nine months ended September 30, 2019. Fixed compensation increased $0.7 million due to base salaries and payroll taxes, partially offset by a decrease in talent acquisition and retention costs. Variable compensation increased $2.6 million due to bonus accruals on certain consulting engagements.

General and administrative expenses decreased $0.6 million, or 3.7%, compared to the nine months ended September 30, 2019, due to internal travel and the use of external third-party consultants, partially offset by increases in professional fees and bad debt.

Restructuring charges for the nine months ended September 30, 2020 were $4.5 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Heidrick Consulting reported an operating loss of $21.7 million, including restructuring charges of $4.5 million, for the nine months ended September 30, 2020, an increase of $8.9 million, or 70.0%, compared to an operating loss of $12.8 million for the nine months ended September 30, 2019.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2020, increased $3.2 million, or 12.0%, to $29.8 million from $26.7 million for the nine months ended September 30, 2019.

Salaries and benefits expense decreased $0.6 million, or 3.7%, due to retirement and benefits, stock compensation and variable compensation, partially offset by increases in separation, and base salaries and payroll taxes.

General and administrative expenses increased $1.9 million, or 16.6%, due to professional fees and information technology, partially offset by decreases in internal travel and office occupancy.

Restructuring charges for the nine months ended September 30, 2020 were $1.9 million. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

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

During the nine months ended June 30, 2020, we borrowed $100 million under the 2018 Credit Agreement. We elected to draw down a portion of the available funds from our revolving line of credit as a precautionary measure to increase our cash position and further enhance our financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. We believed that we had more than sufficient liquidity, even prior to taking this action, but elected to draw down available funds out of an abundance of caution in this period of uncertainty. The draw-down proceeds from the revolving line of credit were invested in short-term securities and we subsequently repaid $100.0 million during the three months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, we had no outstanding borrowings. In both periods, we were in compliance with the financial and other covenants under the facility and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at September 30, 2020, December 31, 2019, and September 30, 2019 were $237.6 million, $332.9 million and $218.9 million, respectively. The $237.6 million of cash, cash equivalents and marketable securities at September 30, 2020, includes $90.2 million held by our foreign subsidiaries. A portion of the $90.2 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $72.9 million for the nine months ended September 30, 2020. This use of cash was primarily the result of cash bonus payments related to 2019 and prior year cash bonus deferrals of $222.1 million partially offset by 2020 bonus accruals, net loss of $43.2 million, a decrease in income taxes payable of $11.5 million, and an increase in accounts receivable of $9.6 million, partially offset by impairment charges of $33.0 million, depreciation and amortization of $20.6 million, stock compensation of $7.1 million, and an increase in the restructuring accrual of $6.3 million

Cash used in operating activities was $35.4 million for the nine months ended September 30, 2019. This use of cash was primarily the result of cash bonus payments related to 2018 and prior year cash bonus deferrals partially offset by an increase in 2019 bonus accruals, and an increase in accounts receivable of $37.0 million, partially offset by net income of $36.3 million.

Cash flows used in investing activities. Cash used in investing activities was $14.2 million for the nine months ended September 30, 2020, primarily due to purchases of available for sale investments of $118.7 million and capital expenditures of $7.1 million for office build-outs, partially offset by proceeds from available for sale investments of $111.6 million.

Cash used in investing activities was $50.1 million for the nine months ended September 30, 2019, primarily due to purchases of available for sale investments of $83.1 million, the $3.5 million acquisition of 2GET and capital expenditures of $2.6 million for office build-outs, partially offset by proceeds from available for sale investments of $39.2 million.

Cash flows used in financing activities. Cash used in financing activities was $13.4 million for the nine months ended September 30, 2020, primarily due to dividend payments of $9.0 million, the final earnout payment for the Amrop acquisition of $2.8 million, and employee tax withholding payments on equity transactions of $1.6 million. Gross borrowings and payments on the line of credit were each $100.0 million during the nine months ended September 30, 2020.

Cash used by financing activities was $15.3 million for the nine months ended September 30, 2019, primarily due to dividend payments of $8.9 million, employee tax withholding payments on equity transactions of $4.6 million, and the final earnout payments for the Scambler MacGregor and DSI acquisitions of $1.9 million.

COVID-19 Considerations We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. We expect that all of our business segments, across all of our geographies, will continue to be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and liquidity, and the duration for which it may have an impact cannot be determined at this time. In the event we require additional liquidity, our 2018 Credit Agreement provides us with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature.

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

Recently Adopted Financial Accounting Standards

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all related amendments, using the modified retrospective method. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.  The adoption had an immaterial impact on the Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income for the nine months ended September 30, 2020 by approximately $4.2 million. However, because certain assets and liabilities are denominated in currencies other than their respective functional currency, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of September 30, 2020, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $0.6 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by geographic segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

In December 2019, COVID-19 was reported in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

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

The global pandemic has created significant volatility, uncertainty and economic disruption. During the second and third quarters, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which negatively impacted our results of operations. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic, and actions taken in response to the pandemic, on economic activity; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. Restrictions inhibiting our employees’ and clients' ability to access those offices and facilities, has disrupted, and are expected to continue to disrupt, our ability to provide our services and solutions. These disruptions have, and may continue to, result in, among other things, a decline in demand for our executive search and consulting services due to temporary and permanent workforce reductions; a lengthening of the executive search process due to a slow-down in client decision making; an increase in executive searches placed on hold due to delays in planned work by our clients; an inability to execute in-person consulting engagements; prolonged disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain, China and Brazil; terminations of client contracts and losses of revenue.

Management expects that all of its business segments, across all of its geographies, will continue to be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and the duration for which it may have an impact cannot be determined at this time. During the second quarter, the sustained economic downturn resulted in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability of our intangible and other long-lived assets during the second and third quarters and determined that no impairment was necessary. We will continue to monitor the impact of the economic downturn for additional potential impairment of goodwill, other intangible assets and long-lived assets.

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
Date: October 26, 2020

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)