Form 10-K
period 2020-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2021-02-24
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((15. U.S. C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 30, 2020 was approximately $356,598,123 based upon the closing market price of $21.62 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of February 22, 2021, there were 19,359,586 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2021, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a leadership advisory firm providing executive search and consulting services to businesses and business leaders worldwide. When we use the terms “Heidrick & Struggles,” “the Company,” “we,” “us” and “our,” in this Form 10-K, we mean Heidrick & Struggles International, Inc. a Delaware corporation, and its consolidated subsidiaries. We provide our services to a broad range of clients through the expertise of over 425 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for more than 60 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

Our service offerings include the following:

Executive Search. We partner with respected organizations globally to build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. We believe focusing on top-level senior executives provides the opportunity for several competitive advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our executive search services primarily on a retained basis, recruiting senior executives whose first-year base salary and bonus averaged approximately $370,000 in 2020 on a worldwide basis.

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

We are a retained executive search firm. Our search process typically consists of the following steps:

•Analyzing the client’s business needs in order to understand its organizational structure, relationships and culture, advising the client as to the required set of skills and experiences for the position, and identifying with the client the other characteristics desired of the successful candidate;

•Selecting, contacting, interviewing and evaluating candidates on the basis of experience and potential cultural fit with the client organization;

•Presenting confidential written reports on the candidates who potentially fit the position specification;

•Scheduling a mutually convenient meeting between the client and each candidate;

•Completing reference checks on the final candidate selected by the client; and

•Assisting the client in structuring compensation packages and supporting the successful candidate’s integration into the client team.

Heidrick Consulting. In 2018, we combined our Leadership Consulting and Culture Shaping businesses to create Heidrick Consulting, a comprehensive offering of the firm's leadership advisory services. Our consulting services include leadership assessment and development, executive coaching and on-boarding, succession planning, team and board effectiveness, organizational performance acceleration, workforce planning and culture shaping. Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Heidrick Consulting represented less than 10% of our net revenue in 2020.

Organization

Our organizational structure, which is arranged by geography, service offering and industry and functional practices, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for leadership talent.

Geographic Structure. We provide senior-level executive search and consulting services to our clients worldwide through a network of 51 offices in 28 countries including our affiliates. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations and potential adverse tax consequences. For a more complete description of the risks associated with our business see the Section in this Form 10-K entitled “Risk Factors”.

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

Americas Executive Search. As of December 31, 2020, we had 190 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago, and San Francisco.

Europe Executive Search. As of December 31, 2020, we had 102 consultants in our Europe segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, Germany, and France.

Asia Pacific Executive Search. As of December 31, 2020, we had 69 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are China (including Hong Kong), Australia, and Japan.

Heidrick Consulting. As of December 31, 2020, we had 65 consultants in our Heidrick Consulting segment. The largest countries in this segment, as defined by net revenue, are the United States, the United Kingdom, and Dubai.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2020	2019	2018
Executive Search
Americas	58%	58%	57%
Europe	20%	19%	20%
Asia Pacific	13%	14%	14%
Heidrick Consulting	9%	9%	9%

For financial information relating to each segment, see Note 17, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and consulting businesses operate in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2020, 2019 and 2018, are as follows:

	Percentage of Billings
Global Industry Practices	2020	2019	2018
Financial Services	25%	26%	28%
Global Technology & Services	21	21	20
Industrial	20	21	21
Consumer Markets	17	17	16
Healthcare & Life Sciences	14	12	11
Social Impact	3	3	4
	100%	100%	100%

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

Client Base

For many of our clients, our global access to and knowledge of regional and functional markets and candidate talent is an important differentiator of our business. Our clients generally fall into one of the following categories:

•Fortune 1000 companies;

•Major U.S. and non-U.S. companies;

•Middle market and emerging growth companies;

•Governmental, higher education and not-for-profit organizations; and

•Other leading private and public entities.

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

No single client accounted for more than 1% of our net revenue in 2020, and no more than 2% in 2019 or 2018. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 6% in 2020, 7% in 2019, and 6% in 2018.

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

Human Capital Resources

Employee Summary. As of December 31, 2020, Heidrick & Struggles employed 1,563 employees, which includes 856 in the Americas, 442 in Europe, and 265 in Asia Pacific. Our headcount included of 426 consultants (361 related to Executive Search and 65 related to Heidrick Consulting), 480 associates and 657 other search, support and Global Operations Support staff.

Within Executive Search and Heidrick Consulting, our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. We promote our associates to consultants during the annual consultant promotion process, and we recruit our consultants from other executive search or human capital firms, or in the case of executive search, consultants new to search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and whom we train in our techniques and methodologies. Our Heidrick Consulting consultants are recruited for their executive business experience as well as their skills in consulting and leadership advisory and often are former clients who are familiar with our consulting methodology. We are not a party to any U.S.-based collective bargaining agreement, and we consider relations with our employees to be good.

Our Values. We believe that our success is grounded in how we operate each and every day as individual professionals and, collectively, as a firm. In 2015, we formalized our long-held beliefs into defined values to guide our employees – Grow with our clients; Win as one firm; Always act with Integrity; and Own the results. These values still represent who we are and who we want to be. With the unique circumstances brought on by the pandemic and the renewed urgency to address racial inequality, over the last year we reflected further on how our employees, our connections with one another, and the communities we build together shape our identity and aspirations as a firm. Importantly, we saw an opportunity to directly underscore the importance of our employees in our values.

With this in mind, we have introduced an additional, important new value – Respect and value each individual – to more clearly articulate our commitment to increasing diversity and fostering an inclusive environment, one where all individual voices and backgrounds are welcomed, listened to and valued. Our values serve to guide us in how we approach our business and how we treat our colleagues and clients, and also help us build trust and a common understanding of what we stand for and believe in as a firm.

In 2020, we demonstrated the strength of our culture and the positive results we could achieve as we worked together to drive our transformation in the midst of an unprecedented year. We strive to build on these efforts as we continue to grow our business with our new, expanded and explicitly more inclusive values.

Diversity and Inclusion. Diversity and inclusion is imperative for our internal culture, as we believe it drives innovation and future growth. We have committed substantial time and resources to advance diversity in our workforce, and we continue to support a culture where diversity is celebrated. We also work to create a culture of inclusion, where everyone feels valued and supported, and is encouraged to contribute to our success through authentic participation. Collaboration and inclusion are among our greatest strengths. By cultivating a culture that brings the maximum range of ideas and experience to our work with clients around the world, we believe we increase our innovation, create better solutions to our clients’ business challenges and win as one firm.

Our diversity and inclusion efforts are comprised of many initiatives including:

•Creating an Advancing Black Leaders Action Group.

•Commitment to the “Paradigm for Parity”, a movement that is a coalition of business leaders dedicated to addressing the leadership gender gap in corporate America. We created and launched the Accelerating Women’s Excellence initiative to develop high-potential women for promotion into leadership positions. In 2021, we launched the third cohort of this program.

•Holding “Courageous Conversations” around race and intersectionality.

•Development and signing of the Association of Executive Search Consultants Diversity Pledge.

•Establishing employee resource groups including: Women’s Inclusion Network, Professionals of Color, Ethnic Diversity Engagement Network, Pride@Heidrick, and Honor Equality and Inclusion for Disability

•Diverse office, practice and executive leaders within the firm.

In 2020, we reaffirmed our commitment to diversity and inclusion with the appointment of our Chief Inclusion Officer and the establishment of our diversity and inclusion aspirations - “We Create, We Invest, We Build.” These aspirations are explained below:

•We create a culture of inclusion where everyone is valued and respected. We create a culture that embraces differences and encourages authenticity. We create innovation by maximizing the contributions of our diverse populations. We offer services to our clients to help them do the same.

•We invest in the advancement, experience and success of diverse talent within our organization. We invest in leaders both internally and externally who are inclusive and empathetic and champion diversity. We invest in our communities, specifically targeting those groups who have been historically underrepresented and disadvantaged.

•We build talent pipelines for our clients and ourselves that intentionally target and develop diverse talent. We build diverse and inclusive teams to best represent our clients and their interests. We build innovative solutions to enhance the success of diverse individuals. We build quantifiable measures that define and track diversity statistics to create accountability.

We believe that diversity and inclusion are key elements of an organization’s ability to mobilize, execute and transform with agility.

Employee Engagement. We provide all employees with the opportunity to share their opinions and feedback through our proprietary Organization Accelerator Questionnaire (“OAQ”) every two years. The OAQ provides an accurate Acceleration Profile based on assessment of the 13 Drive Factors of organizational performance. The OAQ captures an individual’s perception of the organization, as well as their own personal experience within the organization, and tracks progress from period to period, while also benchmarking teams within the same organization. The insights it provides enable focused action planning. Results of the questionnaire are measured, analyzed and discussed in live sessions in each office to enhance the employee experience, drive change, and leverage the overall success of our organization. On a global basis, 92% of our employees participated in the OAQ in 2020.

Learning and Development. We are committed to the professional development of our employees and promoting a continuous learning culture within our firm. Our learning and development programs have been created with the goal of building leadership, business development, account management, client service, and change leadership skills among our employees. In addition to building personal and professional capabilities, these programs set a standard for the behaviors that will help us realize our business goals and strategies.

In 2020, our Learning & Development team re-imagined our programs to adapt to a virtual environment, and we will continue to deliver programs virtually in 2021. Our learning catalog outlines dozens of live, virtual programs and thousands of eLearning courses designed to help build and enhance employee leadership, business acumen and business development skills. These programs are continually updated to reflect best practices and feedback received from employees.

Over 1,200 of our employees participated in almost 11,000 hours of virtual learning during 2020.

Participation in our Communities. We are proud members and eager participants in communities where we work. We know first-hand from our client work the positive eﬀects that strong leaders can bring to both organizations and communities, and to encourage employees to contribute to our communities as well.

The Company formed a Global Philanthropic Committee in 2019 to establish a coordinated, global approach to supporting the charitable causes and philanthropic endeavors that impact our employees, clients and communities. We also respect the right of our employees to independently engage in charitable causes and encourage the same. We collaborate to find appropriate charitable and community causes by promoting suggestions to the Global Philanthropic Committee.

In 2019, employees participated in our first ever Global Day of Service where we, as a firm, gave back to our communities by raising awareness, volunteering and raising funds for non-profits and organizations focused on education, training, development and other local causes. In 2020, participation in the Global Day of Service increased to over 600 employees in 26 offices benefiting over 45 organizations and non-profits.

Compensation and Benefits. Our goal is not only to challenge our employees to reach their potential professionally, and reward them for great work, but also to understand and consider their need to be simultaneously healthy, balanced and focused. We believe in fair compensation, based upon demonstrated capabilities and achievement, experience, and superior performance. We place great importance on incentivizing, recognizing, and rewarding performance and behaviors aligned with our values in the form of discretionary bonus awards. Through our benefits program, we demonstrate commitment to fostering an environment in which employees are able to maintain a healthy work-life balance, and in which the best talent wants to work and thrive. Our benefits are administered on a country-by-country basis, so that benefits are comparable to other employers within each jurisdiction and our industry. We use several measures to ensure that our benefits offerings are up-to-date, competitive in the marketplace, and in line with employee needs, including employee surveys, benchmarking exercises, and other benefits measurement tools. Benefits offered to our employees may include annual leave and other paid time off, medical, dental and vision benefits, prescription drug benefits, flexible spending accounts, employee assistance programs, 401(k) and deferred compensation retirement programs, short and long-term disability insurance, critical illness insurance and life insurance.

Employee Safety. As we continue to navigate through these extraordinary times, our top priority has been ensuring the health and safety of our employees, clients and the communities where we live and work around the globe. To minimize the risk of exposure to COVID-19, and in line with guidance and mandates from local and national governments and health authorities, we have suspended all business travel and instituted a work-from-home policy across the Americas, Europe and Asia Pacific. As a digital-focused, tech-enabled firm, we have been able to adapt quickly to having so many of our employees work from home, and have also expanded the support provided to our employees and their families, including flexible work times and telemedicine options. In addition, we have been reviewing our business continuity plans on an ongoing basis to ensure our operations continue to run smoothly.

Ethics. Employees are encouraged to speak to their colleagues and representatives in Legal and Human Resources whenever an ethical question or situation arises. We also have established the Heidrick & Struggles EthicsLine, a service that provides a mechanism for reporting alleged breaches of any legal or regulatory obligations, financial fraud, including accounting, internal controls and auditing, or any alleged violation of the Code of Conduct or corporate policies to the Company. The EthicsLine is a web-based and telephonic reporting hotline available to all company employees, contractors, vendors, stockholders, clients, or other interested parties. The EthicsLine is administered by an independent third party that is separate from the Company and specializes in running whistleblower hotline programs for companies throughout the U.S. Calls are not recorded and callers may remain anonymous. The EthicsLine is operational 24 hours a day, seven days a week. To contact the EthicsLine, you may dial 800-735-0589 toll-free in the U.S. or 704-731-7242 outside the U.S. or by visiting https://heidrickandstruggles.alertline.com.

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

Company Risks

Operational Risks

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

Legal, Regulatory and Compliance Risks

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

Industry and General Economic Risks

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could continue to adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

COVID-19 has spread to over 100 countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

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

Management expects that all of its business segments, across all of its geographies, will continue to be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and the duration for which it may have an impact cannot be determined at this time. During the second quarter, the sustained economic downturn resulted in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability of our intangible and other long-lived assets during the second quarter and determined that no impairment was necessary. We will continue to monitor the impact of the economic downturn for additional potential impairment of goodwill, other intangible assets and long-lived assets.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed herein, any of which could have a material effect on us. The ultimate effect that the COVID-19 pandemic may have on our business, financial condition or results of operations is not presently known to us or may present unanticipated risks that cannot be determined at this time.

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

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2020, approximately 40% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our financial condition and results of operations.

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

General Risks

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

Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of executing and integrating an acquired business may subject us to a number of risks, including:

•diversion of management attention;

•failure to successfully further develop the acquired business;

•amortization of intangible assets, adversely affecting our reported results of operations;

•inability to retain and/or integrate the management, key personnel and other employees of the acquired business;

•inability to properly integrate businesses resulting in operating inefficiencies;

•inability to establish uniform standards, disclosure controls and procedures, internal control over financial reporting and other systems, procedures and policies in a timely manner;

•inability to retain the acquired company’s clients;

•exposure to legal claims for activities of the acquired business prior to acquisition; and

•inability to generate revenues to offset any new liabilities assumed and expenses associated with an acquired business.
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

Anti-takeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it difficult and expensive for someone to acquire us in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

•limitations on stockholder actions; and

•the ability to issue one or more series of preferred stock by action of our Board of Directors.

These provisions could discourage an acquisition attempt or other transaction in which stockholders could receive a premium over the then-current market price for the common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 48 cities in 25 countries around the world. All of our offices are leased. We do not own any real estate. The aggregate office space under lease was 421,734 square feet as of December 31, 2020. Our office leases call for future minimum lease payments of approximately $128.7 million and have terms that expire between 2021 and 2033, exclusive of renewal options that we can exercise.

Our office space by geographic segment as of December 31, 2020 is as follows:

Square Footage
Americas	214,821
Europe	131,586
Asia Pacific	75,327
Total	421,734

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock, $0.01 par value, is listed on the Nasdaq Stock Market under the symbol “HSII”.

Holders of Record

As of February 15, 2021, we had 50 holders of record of our common stock and 19,359,586 shares of common stock outstanding. A greater number of holders of our common stock are beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 11 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2015.

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

* Assuming $100 invested on 12/31/15 in HSII or index, including reinvestment of dividends.
Prepared by: Zacks Investment Research, Inc.
Copyright: Standard and Poor’s, Inc.

Dividends

From September 2007 through December 2018, we paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2019, we began paying a quarterly cash dividend of $0.15 per share as approved by our Board of Directors. In 2020, the total cash dividend paid was $0.60 per share.

In February 2021, our Board of Directors approved a quarterly dividend of $0.15 per share on our common stock which will be paid on March 19, 2021 to shareholders of record as of March 5, 2021.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2020 and 2019, we paid $0.5 million and $0.4 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million (the "Repurchase Agreement"). We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2020 or 2019. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2020, we have purchased 1,038,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $28.3 million and $21.7 million remains available for future purchases under the Repurchase Authorization.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited consolidated financial statements. The data as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, is derived from the audited current and historical consolidated financial statements, which are included elsewhere in this Form 10-K. Other than noted below, the data as of December 31, 2018, 2017 and 2016, and for the years ended December 31, 2017 and 2016, are derived from audited historical consolidated financial statements, which are not included in this report. The data set forth is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the audited consolidated financial statements, the notes thereto, and the other financial data and statistical information included in this Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share and other operating data)
Statements of Operations Data
Revenue
Revenue before reimbursements (net revenue)	$621,615	$706,924	$716,023	$621,400	$582,390
Reimbursements	7,755	18,690	19,632	18,656	18,516
Total revenue	629,370	725,614	735,655	640,056	600,906
Operating expenses
Salaries and benefits	450,424	501,791	506,349	434,219	400,070
General and administrative expenses	121,378	137,492	140,817	147,316	147,087
Impairment charges(1)	32,970	—	—	50,722	—
Restructuring charges(2)	52,372	4,130	—	15,666	—
Reimbursed expenses	7,755	18,690	19,632	18,656	18,516
Total operating expenses	664,899	662,103	666,798	666,579	565,673
Operating income (loss)	(35,529)	63,511	68,857	(26,523)	35,233
Non-operating income (expense)
Interest, net	204	2,880	1,141	385	244
Other, net	3,927	2,898	494	(3,280)	2,289
Net non-operating income (expense)	4,131	5,778	1,635	(2,895)	2,533
Income (loss) before income taxes	(31,398)	69,289	70,492	(29,418)	37,766
Provision for income taxes	6,309	22,420	21,197	19,217	22,353
Net income (loss)	$(37,707)	$46,869	$49,295	$(48,635)	$15,413
Basic weighted average common shares outstanding	19,301	19,103	18,917	18,735	18,540
Diluted weighted average common shares outstanding	19,301	19,551	19,532	18,735	18,939
Basic net income (loss) per common share	$(1.95)	$2.45	$2.61	$(2.60)	$0.83
Diluted net income (loss) per common share	$(1.95)	$2.40	$2.52	$(2.60)	$0.81
Cash dividends paid per share	$0.60	$0.60	$0.52	$0.52	$0.52

Balance Sheet Data (at end of period)
Working capital	$154,448	$149,140	$131,916	$77,998	$77,838
Total assets	787,812	844,173	700,629	587,204	581,502
Long-term debt, less current maturities	—	—	—	—	—
Stockholders’ equity	267,602	309,115	267,156	212,705	258,590

(1)Includes goodwill impairment charges of $24.5 million in Europe and $8.5 million in Asia Pacific in 2020. Includes $50.7 million of goodwill and other intangible asset impairment charges related to Heidrick Consulting in 2017. (See Note 8, Goodwill and Other Intangible Assets).
(2)The 2020 restructuring charges consist of $32.8 million of employee-related costs associated with severance agreements and the elimination of certain deferred compensation programs, $18.9 million of real estate related expenses, and $0.7 million of professional fees and other expenses. The 2019 charges consist primarily of employee-related costs associated with severance arrangements. The 2017 charges consist of $13.1 million of employee-related costs associated with severance arrangements, $2.3 million in professional fees and other expenses and $0.3 million in real estate related expenses (See Note 14, Restructuring).

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

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for years 2020 and 2019. For the discussion of changes from 2018 to 2019 and other financial information related to 2018, refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019. This document was filed with the SEC on February 24, 2020.

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

We provide our services to a broad range of clients through the expertise of over 425 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first-year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

Key Performance Indicators

We manage and assess our performance through various means, with primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA (non-GAAP) and Adjusted EBITDA margin (non-GAAP). Executive Search and Heidrick Consulting performance is also measured using consultant headcount. Specific to Executive Search, confirmed search (confirmation) trends, consultant productivity and average revenue per search are used to measure performance. Productivity is as measured by annualized Executive Search net revenue per consultant.

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

A portion of the Company’s management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

Historically, the Company's consultants participated in the same cash bonus deferral program as management. In 2020, the Company terminated the cash bonus deferral for consultants and now pays 100% of the cash bonuses earned by consultants in the first quarter of the following year. Consultant cash bonuses earned prior to 2020 will continue to be paid under the terms of the cash bonus deferral program.

Impact of COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19 has significantly impacted various markets around the world, including the United States.

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

•providing support to our clients; and

•helping our clients accelerate their business performance and transform with agility.

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

•the ability of our clients to pay for our services and solutions.

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

•an inability to execute in-person consulting engagements; and

•disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain, China and Brazil.

During the year ended December 31, 2020, and as a direct result of the economic impact of COVID-19, we experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, we identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020 resulting in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability our intangible and other long-lived assets and determined that no impairment was necessary. We continue to monitor the impact of the economic downturn for additional potential impairment of goodwill, other intangible assets and long-lived assets.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. In the event we require additional liquidity, our 2018 Credit Agreement (as defined below) provides us with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature.

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

As part of this restructuring plan, we implemented several real estate initiatives including downsizing and terminating certain of our existing office leases. Our success working from home, utilizing Heidrick Connect and our digital consulting solutions, allowed us to reevaluate how we utilize our offices and plan to use them in a post-pandemic environment. Upon the expiration of the leases included in the restructuring, we will have reduced our square footage under lease by approximately 20%.

Moving forward, we will continue with our real estate strategy, which consists of three objectives: 1) matching our real estate footprint to the new, post-pandemic office occupancy expectations 2) creating open and collaborative environments, including unassigned work spaces that facilitate work from anywhere; and 3) increasing our focus on reducing our carbon footprint as part of our long-term sustainability goals. We believe we have opportunity to further decrease costs primarily through lease renewals and rightsizing offices where it makes business sense.

We have not experienced any material impact to our internal controls over financial reporting due to the pandemic. We are continually monitoring and assessing the pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

2020 Overview

Consolidated net revenue was $621.6 million for the year ended December 31, 2020, a decrease of $85.3 million, or 12.1%, compared to 2019. Executive Search net revenue was $565.2 million in 2020, a decrease of $81.2 million compared to 2019. The decrease in Executive Search net revenue was the result of declines in Asia Pacific, the Americas, and Europe. The number of Executive Search consultants was 361 as of December 31, 2020, compared to 380 as of December 31, 2019. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant was $1.5 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. The number of confirmed searches decreased 6.3%, compared to 2019. The average revenue per executive search decreased to $123,200 in 2020 compared to $132,000 in 2019. Heidrick Consulting net revenue decreased $4.1 million, or 6.8%, to $56.4 million in 2020 from $60.6 million in 2019. The number of Heidrick Consulting consultants was 65 as of December 31, 2020, compared to 71 as of December 31, 2019.

Operating loss as a percentage of net revenue was 5.7% in 2020, compared to operating income as a percentage of revenue of 9.0% in 2019. The change in operating income was primarily due to a decrease in net revenue of $85.3 million, $52.4 million of restructuring charges, and $33.0 million of impairment charges in 2020, partially offset by decreases in salaries and benefits expense, and general and administrative expenses of $51.4 million and $16.1 million, respectively. Salaries and benefits expense as a percentage of net revenue was 72.5% in 2020, compared to 71.0% in 2019. General and administrative expense as a percentage of net revenue was 19.5% in 2020, compared to 19.4% in 2019.

We ended the year with combined cash, cash equivalents, and marketable securities of $336.5 million, an increase of $3.6 million compared to $332.9 million at December 31, 2019. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $180.4 million in bonuses related to 2020 performance in March and April 2021. In January 2021, we paid approximately $19.9 million in cash bonuses deferred in prior years.

2021 Outlook

We are currently forecasting 2021 first quarter net revenue of between $160 million and $170 million. Our 2021 first quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new executive search confirmations and leadership consulting and culture shaping projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates from December 2020.

Our 2021 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under "Risk Factors" and in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Revenue
Revenue before reimbursements (net revenue)	$621,615	$706,924	$716,023
Reimbursements	7,755	18,690	19,632
Total revenue	629,370	725,614	735,655

Operating expenses
Salaries and benefits	450,424	501,791	506,349
General and administrative expenses	121,378	137,492	140,817
Impairment charges(1)	32,970	—	—
Restructuring charges(2)	52,372	4,130	—
Reimbursed expenses	7,755	18,690	19,632
Total operating expenses	664,899	662,103	666,798

Operating income (loss)	(35,529)	63,511	68,857

Non-operating income
Interest, net	204	2,880	1,141
Other, net	3,927	2,898	494
Net non-operating income	4,131	5,778	1,635

Income (loss) before taxes	(31,398)	69,289	70,492

Provision for income taxes	6,309	22,420	21,197

Net income (loss)	$(37,707)	$46,869	$49,295

Weighted-average common shares outstanding
Basic	19,301	19,103	18,917
Diluted	19,301	19,551	19,532

Earnings (loss) per common share
Basic	$(1.95)	$2.45	$2.61
Diluted	$(1.95)	$2.40	$2.52

Cash dividends paid per share	$0.60	$0.60	$0.52

(1)Includes goodwill impairment charges of $33.0 million related to Europe and Asia Pacific in 2020 (See Note 8, Goodwill and Other Intangible Assets).
(2)Includes restructuring charges of $30.5 million in the Americas, $8.6 million in Europe, $4.6 million in Asia Pacific, $4.7 million in Heidrick Consulting, and $4.0 million in Global Operations Support. The 2019 restructuring charges include $4.1 million in the Americas and less than $0.1 million in Global Operations Support. (See Note 14, Restructuring).

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2020	2019	2018
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	1.2	2.6	2.7
Total revenue	101.2	102.6	102.7

Operating expenses
Salaries and benefits	72.5	71.0	70.7
General and administrative expenses	19.5	19.4	19.7
Impairment charges	5.3	—	—
Restructuring charges	8.4	0.6	—
Reimbursed expenses	1.2	2.6	2.7
Total operating expenses	107.0	93.7	93.1

Operating income (loss)	(5.7)	9.0	9.6

Non-operating income
Interest, net	—	0.4	0.2
Other, net	0.6	0.4	0.1
Net non-operating income	0.7	0.8	0.2

Income (loss) before income taxes	(5.1)	9.8	9.8

Provision for income taxes	1.0	3.2	3.0

Net income (loss)	(6.1)%	6.6%	6.9%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

We operate our Executive Search business in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and we operate our Heidrick Consulting business globally, (See Note 17, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue
Executive Search
Americas	$361,416	$415,455	$405,267
Europe	124,243	135,070	145,348
Asia Pacific	79,511	95,827	102,276
Total Executive Search	565,170	646,352	652,891
Heidrick Consulting	56,445	60,572	63,132
Revenue before reimbursements (net revenue)	621,615	706,924	716,023
Reimbursements	7,755	18,690	19,632
Total revenue	$629,370	$725,614	$735,655

Operating income (loss)
Executive Search
Americas(1)	$62,806	$100,833	$96,880
Europe(2)	(22,827)	3,026	5,849
Asia Pacific(3)	(6,724)	13,590	15,999
Total Executive Search	33,255	117,449	118,728
Heidrick Consulting(4)	(28,369)	(18,499)	(13,619)
Total segments	4,886	98,950	105,109
Global Operations Support(5)	(40,415)	(35,439)	(36,252)
Total operating income (loss)	$(35,529)	$63,511	$68,857

(1)Includes $30.5 million and $4.1 million of restructuring charges in 2020 and 2019, respectively.
(2)Includes $24.5 million of goodwill impairment charges and $8.6 million of restructuring charges in 2020.
(3)Includes $8.5 million of goodwill impairment charges and $4.6 million of restructuring charges in 2020.
(4)Includes $4.7 million of restructuring charges in 2020.
(5)Includes $4.0 million of restructuring charges in 2020.

Year ended December 31, 2020 compared to year ended December 31, 2019

Total revenue. Consolidated total revenue decreased $96.2 million, or 13.3%, to $629.4 million in 2020 from $725.6 million in 2019. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $85.3 million, or 12.1%, to $621.6 million in 2020 from $706.9 million in 2019. Foreign exchange rates negatively impacted results by $0.9 million, or 0.1%. Executive Search net revenue was $565.2 million in 2020, a decrease of $81.2 million, or 12.6%, compared to 2019. The decrease in Executive Search net revenue was the result of declines in all three executive search regions. Heidrick Consulting net revenue decreased $4.1 million, or 6.8%, to $56.4 million in 2020 from $60.6 million in 2019. Both Executive Search revenue and Heidrick Consulting revenue were materially impacted by the ongoing COVID-19 pandemic. Significant factors contributing to the decline in revenue include a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements.

The number of Executive Search and Heidrick Consulting consultants was 361 and 65, respectively, as of December 31, 2020, compared to 380 and 71, respectively, as of December 31, 2019. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.5 million and $1.7 million for the years ended December 31,

2020 and 2019, respectively. The number of confirmed searches decreased 6.3%, compared to 2019. The average revenue per executive search decreased to $123,200 in 2020 compared to $132,000 in 2019.

Salaries and benefits. Consolidated salaries and benefits expense decreased $51.4 million, or 10.2%, to $450.4 million in 2020 from $501.8 million in 2019. The decrease was due to lower fixed compensation of $13.5 million and lower variable compensation of $37.9 million. Fixed compensation decreased due retirement and benefits, and talent acquisition and retention costs, partially offset by an increase in base salaries and payroll taxes. Variable compensation decreased due to lower production compared to the prior year. Foreign exchange rate fluctuations positively impacted salaries and benefits expenses by $1.5 million, or 0.3%.

In 2020, we had an average of 1,708 employees, compared to an average of 1,680 employees in 2019.

As a percentage of net revenue, salaries and benefits expense was 72.5% in 2020, compared to 71.0% in 2019.

General and administrative expenses. Consolidated general and administrative expenses decreased $16.1 million, or 11.7%, to $121.4 million in 2020 from $137.5 million in 2019. The decrease was primarily due to decreases in internal travel, office occupancy, hiring fees, marketing, intangible amortization, earnout accretion, and taxes and licenses, partially offset by increases in professional fees, information technology, and bad debt. Foreign exchange rate fluctuations positively impacted general and administrative expenses by $0.3 million, or 0.3%.

As a percentage of net revenue, general and administrative expenses were 19.5% in 2020, compared to 19.4% in 2019.

Impairment charges. In 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement. The impairment charges are recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss).

Restructuring charges. The Company incurred approximately $52.4 million in restructuring charges during the year ended December 31, 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The Company incurred approximately $4.1 million in restructuring charges during the year ended December 31, 2019 in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses were primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations. The restructuring charges are recorded within Restructuring charges in the Consolidated Statements of Comprehensive Income (Loss).

Operating income. Consolidated operating loss was $35.5 million, including impairment charges of $33.0 million and restructuring charges of $52.4 million in 2020, compared to operating income of $63.5 million, including restructuring charges of $4.1 million, in 2019. Foreign exchange rate fluctuations positively impacted operating income by $1.0 million, or 2.1%.

Net non-operating income (expense). Net non-operating income was $4.1 million in 2020, compared to $5.8 million in 2019.

Interest, net was income of $0.2 million in 2020, a $2.7 million decrease from $2.9 million in 2019. The decrease was primarily the result of reduced yields on the Company's investments in U.S. Treasury bills, lower overall par value throughout the year on which interest could be earned, and interest paid on the credit facility.

Other, net was income of $3.9 million in 2020, compared to $2.9 million in 2019. The increase was primarily the result of gains on the deferred compensation plan assets. Investments held in the Company’s deferred compensation plan are recorded at fair value.

Income taxes. See Note 15, Income Taxes.

Executive Search

Americas

The Americas reported net revenue of $361.4 million in 2020, a decrease of 13.0% from $415.5 million in 2019. The decrease in net revenue was due to a 2.6% decrease in the number of executive search confirmations and a decrease in average revenue per executive search. All industry practice groups contributed to the decline in revenue with the exception of the Life Sciences practice group. Foreign exchange fluctuations negatively impacted net revenue by $2.0 million, or 0.6%. There were 190 Executive Search consultants in the Americas as of December 31, 2020, compared to 200 as of December 31, 2019.

Salaries and benefits expense decreased $34.7 million, or 13.3%, compared to 2019. Fixed compensation decreased $11.4 million, primarily due to decreases in retirement and benefits, talent acquisition and retention costs, and base salaries and payroll taxes. Variable compensation decreased $23.3 million primarily due to lower bonus accruals as a result of decreased consultant productivity, partially offset by contingent compensation related to the acquisition of 2GET.

General and administrative expenses decreased $7.7 million, or 15.7%, compared to 2019 due to internal travel, office occupancy, and taxes and licenses, partially offset by increases in other operating expense and bad debt.

Restructuring charges were $30.5 million in 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. Restructuring charges were $4.1 million in 2019. The charges were incurred in connection with initiatives to integrate the Company's existing Brazil operations into the 2GET business operation. The expenses were primarily employee-related including the elimination of duplicative positions in the Company's existing Brazil operations.

The Americas reported operating income of $62.8 million, including restructuring charges of $30.5 million, in 2020, a decrease of $38.0 million compared to $100.8 million, including restructuring charges of $4.1 million, in 2019.

Europe

Europe reported net revenue of $124.2 million in 2020, a decrease of 8.0% from $135.1 million in 2019. The decrease in net revenue was due to a 10.2% decrease in the number of executive search confirmations. All industry practice groups contributed to the decline in revenue with the exception of the Social Impact and Life Sciences practice groups. Foreign exchange rate fluctuations positively impacted net revenue by $1.4 million, or 1.1%. There were 102 Executive Search consultants in Europe as of December 31, 2020, compared to 107 as of December 31, 2019.

Salaries and benefits expense decreased $10.9 million, or 10.8%, compared to 2019. Fixed compensation decreased $2.7 million due to retirement and benefits, and talent acquisition and retention costs, partially offset by an increase in stock compensation. Variable compensation decreased $8.2 million due to lower bonus accruals as a result of decreased consultant productivity.

General and administrative expenses decreased $7.1 million, or 23.1%, compared to 2019, due to internal travel, office occupancy, intangible amortization and earnout accretion, partially offset by increases in the use of external third-party consultants, professional fees, and bad debt.

Impairment charges in 2020 were $24.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit.

Restructuring charges were $8.6 million in 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Europe reported an operating loss of $22.8 million, including impairment and restructuring charges of $33.1 million, in 2020, a decrease of $25.9 million compared to operating income of $3.0 million in 2019.

Asia Pacific

Asia Pacific reported net revenue of $79.5 million in 2020, a decrease of 17.0% compared to $95.8 million in 2019. The decrease in net revenue was due to a 9.4% decrease in the number of executive search confirmations and a decrease in average revenue per executive search. All industry practice groups contributed to the decline in revenue with the exception of the Social Impact and Life Sciences practice groups. Foreign exchange rate fluctuations negatively impacted net revenue by $0.5 million, or 0.6%. There were 69 Executive Search consultants in Asia Pacific as of December 31, 2020, compared to 73 as of December 31, 2019.

Salaries and benefits expense decreased $7.7 million, or 12.4%, compared to 2019. Fixed compensation increased $0.8 million due to talent acquisition and retention costs, and base salaries and payroll taxes, partially offset by a decrease in retirement and benefits. Variable compensation decreased $8.5 million due to lower bonus accruals as a result of a decline in consultant productivity.

General and administrative expenses decreased $1.4 million, or 6.8%, compared to 2019 primarily due to internal travel, hiring fees, and communication services, partially offset by increases in bad debt and other operating expenses.

Impairment charges in 2020 were $8.5 million as a result of an interim impairment evaluation on the goodwill of the Asia Pacific reporting unit.

Restructuring charges were $4.6 million in 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Asia Pacific reported an operating loss of $6.7 million, including impairment and restructuring charges of $13.1 million, in 2020, a decrease of $20.3 million compared to operating income of $13.6 million in 2019.

Heidrick Consulting

Heidrick Consulting reported net revenue of $56.4 million in 2020, a decrease of 6.8% compared to $60.6 million in 2019. The decrease in net revenue was due to an 8.8% decrease in the number of consulting confirmations and an inability to execute in person consulting engagements, partially offset by one large consulting project in the first quarter of 2020. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 0.4%. There were 65 Heidrick Consulting consultants as of December 31, 2020, compared to 71 as of December 31, 2019.

Salaries and benefits expense increased $1.5 million, or 2.6%, compared to 2019. Fixed compensation decreased $0.6 million, due to talent acquisition and retention costs, retirement and benefits, and separation, partially offset by an increase in base salaries and payroll taxes. Variable compensation increased $2.0 million due to bonus accruals on certain consulting arrangements.

General and administrative expenses decreased $0.4 million, or 1.7%, compared to 2019, due to internal travel, office occupancy, and the use of external third-party consultants, partially offset by increases in professional fees and bad debt.

Restructuring charges were $4.7 million in 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

Heidrick Consulting reported an operating loss of $28.4 million, including restructuring charges of $4.7 million, in 2020 an increase of $9.9 million compared to an operating loss of $18.5 million in 2019.

Global Operations Support

Global Operations Support expenses increased $1.0 million, or 2.8%, to $36.4 million from $35.4 million in 2019.

Salaries and benefits expenses increased $0.5 million, or 2.5%, compared to 2019 due to base salaries and payroll taxes, and separation, partially offset by decreases in retirement and benefits, and talent acquisition and retention costs.

General and administrative expenses increased $0.5 million, or 3.2%, compared to 2019 due to professional fees and information technology, partially offset by decreases in internal travel and office occupancy.

Restructuring charges were $4.0 million in 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs.

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

Lines of credit. On October 26, 2018, we entered into a new Credit Agreement (the "2018 Credit Agreement"). The 2018 Credit Agreement provides us with a senior unsecured revolving line of credit with an aggregate commitment of $175 million, which includes a sublimit of $25 million for letters of credit and a $10 million swingline loan sublimit. The agreement also includes a $75 million expansion feature. The 2018 Credit Agreement will mature in October 2023. Borrowings under the 2018 Credit Agreement bear interest at our election of the Alternate Base Rate (as defined in the 2018 Credit Agreement) or Adjusted LIBOR (as defined in the 2018 Credit Agreement) plus a spread as determined by our leverage ratio.

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

During the year ended December 31, 2020, we borrowed $100.0 million under the 2018 Credit Agreement. We elected to draw down a portion of the available funds from our revolving line of credit as a precautionary measure to increase our cash position and further enhance our financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. We believed that we had more than sufficient liquidity, even prior to taking this action, but elected to draw down available funds out of an abundance of caution in this period of uncertainty. The draw-down proceeds from the revolving line of credit were invested in short-term securities and we subsequently repaid $100.0 million during the year ended December 31, 2020.

As of December 31, 2020 and December 31, 2019, we had no outstanding borrowings. In both periods, we were in compliance with the financial and other covenants under the facility and no event of default existed.

Cash, cash equivalents, and marketable securities. Cash, cash equivalents and marketable securities at December 31, 2020 were $336.5 million, an increase of $3.6 million compared to $332.9 million at December 31, 2019. The $336.5 million of cash, cash equivalents, and marketable securities at December 31, 2020 includes $122.8 million held by our foreign subsidiaries. A portion of the $122.8 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the United States, the repatriation of these funds could cause us to incur additional foreign withholding taxes. We expect to pay approximately $180.4 million in variable compensation related to 2020 performance in March and April 2021. In January 2021, we paid approximately $19.9 million in variable compensation that was deferred in prior years.

Cash flows provided by operating activities. For the year ended December 31, 2020, cash provided by operating activities was $23.4 million, primarily reflecting net loss net of non-cash charges of $30.6 million and a decrease in accounts receivable of $22.6 million, partially offset by a decrease in accrued expenses of $26.5 million. The decrease in accrued expenses primarily reflects approximately $202.0 million of 2019 bonuses paid in March 2020, offset by 2020 bonus accruals of $180.4 million.

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

Cash flows used in investing activities. For the year ended December 31, 2020, cash provided investing activities was $32.6 million, primarily due to proceeds from the maturity and sales of marketable securities and investments of $158.9 million, partially offset by purchases of marketable securities and investments of $118.9 million and capital expenditures of $7.3 million. The increase in capital expenditures is primarily the result of office build-outs.

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

Cash flows used in financing activities. For the year ended December 31, 2020, cash used in financing activities was $16.4 million, primarily due to cash dividend payments of $12.0 million, earnout payments related to the Amrop acquisitions of $2.8 million, and payment of employee tax withholdings on equity transactions of $1.6 million. Gross borrowings and payments on the line of credit were each $100.0 million during the year ended December 31, 2020.

For the year ended December 31, 2019, cash used in financing activities was $18.2 million, primarily due to cash dividend payments of $11.8 million, payment of employee tax withholdings on equity transactions of $4.6 million, and earnout payments related to the Scambler MacGregor and DSI acquisitions of $1.9 million.

On February 11, 2008, we announced a Repurchase Authorization of up to $50 million. We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2020 or 2019. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2020 we have purchased 1,038,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $28.3 million and $21.7 million remains available for future purchases under the Repurchase Authorization.

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

Contractual obligations. The following table presents our known contractual obligations as of December 31, 2020, and the expected timing of cash payments related to these contractual obligations (in millions):

	Payments due for the years ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations:
Operating lease obligations	$28.1	$25.8	$23.8	$14.0	$6.7	$30.2	$128.7
Asset retirement obligations (1)	0.8	0.2	0.6	1.3	0.2	0.2	3.3
Total	$28.9	$26.0	$24.4	$15.3	$6.9	$30.4	$132.0

(1) Represents the fair value of the obligation associated with the retirement of tangible long-lived assets primarily related to our obligation at the end of the lease term to return office space to the landlord in its original condition.

In addition to the contractual obligations included in the above table, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2020. The obligations related to these employee benefit plans are described in Note 11, Employee Benefit Plans, and Note 12, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table. The table excludes our liability for uncertain tax positions including accrued interest and penalties, which totaled $0.5 million as of December 31, 2020, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Revenue recognition. In our Executive Search segment, revenue is recognized as we satisfy our performance obligations by transferring a good or service to a client. Generally, each of our executive search contracts contain one performance obligation which is the process of identifying potentially qualified candidates for a specific client position. In most contracts, the transaction price includes both fixed and variable consideration. Fixed compensation is comprised of a retainer, equal to approximately one-third of the estimated first year compensation for the position to be filled, and indirect expenses, equal to a specified percentage of the retainer, as defined in the contract. We generally bill our clients for the retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client’s acceptance of the contract. If actual compensation of a placed candidate exceeds the original compensation estimate, we are often authorized to bill the client for one-third of the excess compensation. We refer to this additional billing as uptick revenue. In most contracts, variable consideration is comprised of uptick revenue and direct expenses. We bill our clients for uptick revenue upon completion of the executive search, and direct expenses are billed as incurred.

As required under Accounting Standards Update ("ASU") No. 2014-09, we now estimate uptick revenue at contract inception, based on a portfolio approach, utilizing the expected value method based on a historical analysis of uptick revenue realized in the Company’s geographic regions and industry practices, and initially record a contract’s uptick revenue in an amount that is probable not to result in a significant reversal of cumulative revenue recognized when the actual amount of uptick revenue for that contract is known. Differences between the estimated and actual amounts of variable consideration are recorded when known. We do not estimate revenue for direct expenses as it is not materially different than recognizing revenue as direct expenses are incurred.

Revenue from our executive search engagement performance obligation is recognized over time as our clients simultaneously receive and consume the benefits provided by our performance.  Revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill our obligations under the executive search contract. Revenue is generally recognized over a period of approximately six months.

Our executive search contracts contain a replacement guarantee which provides for an additional search to be completed, free of charge except for expense reimbursements, should the candidate presented by us be hired by the client and subsequently terminated by the client for performance reasons within a specified period of time. The replacement guarantee is an assurance warranty, which is not a performance obligation under the terms of the executive search contract, as we do not provide any services under the terms of the guarantee that transfer benefits to the client in excess of assuring that the identified candidate complies with the agreed-upon specifications. We account for the replacement guarantee under the relevant warranty guidance in ASC 460 - Guarantees.

In our Heidrick Consulting segment, revenue is recognized as we satisfy our performance obligations by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration we expect to receive under each contract is generally fixed. Most of our consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of our consulting revenue is recognized over time utilizing both input and output methods. Contracts that contain coaching sessions, training sessions or the completion of assessments are recognized using the output method as each session or assessment is delivered to the client. Contracts that contain general consulting work are recognized using the input method utilizing a measure of progress that is based on time incurred on the project.
We enter into enterprise agreements with clients to provide a license for online access, via our Culture Connect platform, to training and other proprietary material related to our culture shaping programs. The consideration we expect to receive under the terms of an enterprise agreement is comprised of a single fixed fee. Our enterprise agreements contain multiple performance obligations, the delivery of materials via Culture Connect and material rights related to options to renew enterprise agreements at a significant discount. We allocate the transaction price to the performance obligations in the contract on a stand-alone selling price basis. The stand-alone selling price for the initial term of the enterprise agreement is outlined in the contract and is equal to the price paid by the client for the agreement over the initial term of the contract. The stand-alone selling price for the options to renew, or material right, are not directly observable and must be estimated. This estimate is required to reflect the discount the client would obtain when exercising the option to renew, adjusted for the likelihood that the option will be exercised. We estimate the likelihood of renewal using a historical analysis of client renewals. Access to Culture Connect represents a right to access our intellectual property that the client simultaneously receives and consumes as we perform under the agreement, and therefore we recognize revenue over time. Given the continuous nature of this commitment, we utilize straight-line ratable revenue recognition over the estimated subscription period as our clients will receive and consume the benefits from Culture Connect equally throughout the contract period. Revenue related to client renewals of enterprise agreements is recognized over the term of the renewal, which is generally twelve months. Enterprise agreements do not comprise a significant portion of our revenue.

Each of our contracts has an expected duration of one year or less. Accordingly, we have elected to utilize the available practical expedient related to the disclosure of the transaction price allocated to the remaining performance obligations under its contracts. We have also elected the available practical expedients related to adjusting for the effects of a significant financing component and the capitalization of contract acquisition costs. We charge and collect from our clients, sales tax and value added taxes as required by certain jurisdictions. We have made an accounting policy election to exclude these items from the transaction price in our contracts.

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

Goodwill. We perform assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. These circumstances may include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors.

We operate four reporting units: the Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East) and Heidrick Consulting. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of each of our reporting units is determined using a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of our reporting units, the outlook for the executive search industry and the macroeconomic conditions affecting each of our reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions and (5) other factors. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates and may result in a future impairment charge. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments. The Company continues to monitor potential triggering events including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in an impairment charge. An impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

We believe that the accounting estimate related to goodwill impairment is a critical accounting estimate because the assumptions used are highly susceptible to changes in the operating results and cash flows of our reportable segments.

Other intangible assets and long-lived assets. We review our other intangible assets and long-lived assets, including property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge, equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group, is recognized.

We believe that the accounting estimate related to other intangible and long-lived asset impairment is a critical accounting estimate because the assumptions used are highly susceptible to changes in operating results and cash flows.

Recently Adopted Financial Accounting Standards

On January 1, 2020, we adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all related ASU amendments, using the modified retrospective method. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption had an immaterial impact on the Consolidated Statement of Comprehensive Income (Loss), Consolidated Balance Sheet, Consolidated Statement of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2020.

Recent Financial Accounting Standards

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

In December 2019, the FASB, issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

Quarterly Financial Information (Unaudited)

The following table sets forth certain financial information for each quarter of 2020 and 2019. The information is derived from our quarterly consolidated financial statements which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited annual consolidated financial statements included in this document. The consolidated financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2020				2019
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Revenue before reimbursements (net revenue)	$171,481	$145,603	$143,544	$160,987	$171,594	$173,122	$182,174	$180,034
Operating income (loss) (1)	18,152	(23,986)	(38,233)	8,538	16,391	18,353	14,472	14,295
Income (loss) before income taxes	14,396	(21,249)	(36,594)	12,049	18,842	19,473	14,827	16,147
Provision for (benefit from) income taxes	5,730	4,484	(10,416)	6,511	6,755	5,193	4,880	5,592
Net income (loss)	$8,666	$(25,733)	$(26,178)	$5,538	$12,087	$14,280	$9,947	$10,555
Basic earnings (loss) per common share	$0.45	$(1.33)	$(1.35)	$0.29	$0.64	$0.75	$0.52	$0.55
Diluted earnings (loss) per common share	$0.44	$(1.33)	$(1.35)	$0.28	$0.62	$0.73	$0.51	$0.54
Cash dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15

(1) Includes $33.0 million of goodwill impairment charges for the three months ended June 30, 2020. Includes $48.1 million of restructuring charges for the three months ended September 30, 2020. Includes $4.3 million of restructuring charges for the three months ended December 31, 2020. Includes $4.1 million of restructuring charges for the three months ended September 30, 2019.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2020 net income by approximately $4.4 million. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. Based on balances exposed to fluctuation in exchange rates as of December 31, 2020, a 10% increase or decrease equally in the value of currencies could result in a foreign exchange gain or loss of approximately $0.2 million. In addition, as the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. For financial information by segment, see Note 17, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Heidrick & Struggles International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2021, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
As described in Note 3 of the consolidated financial statements, revenue before reimbursements from executive search and from consulting engagements of $565,170,000 and $56,445,000, respectively, is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill the obligations under the executive search or consulting contract. This requires management to make significant estimates including the amount of effort extended over certain defined time periods of the executive search or consulting engagement. The transaction price for executive search engagements generally includes variable consideration, known as uptick revenue, in addition to fixed consideration. The Company estimates the amount of uptick revenue at contract inception based on a portfolio approach utilizing the expected value method based on a historical analysis. This requires management to make significant estimates including the average amount of uptick revenue earned on an executive search engagement. Changes in the assumptions used in these estimates could have a significant impact on the revenue recognized during the period.

We identified the Company’s revenue recognition from executive search and consulting engagements as a critical audit matter because of certain significant assumptions management makes when estimating progress over time for executive search and consulting engagements, and estimating the average uptick revenue earned on executive search engagements. Auditing these assumptions involved a high degree of judgement and subjectivity as changes in these assumptions could have a significant impact on the amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions involved in estimating progress over time for executive search and consulting engagements, and estimating the average uptick revenue earned on executive search engagements included the following, among others:

•We obtained an understanding of the relevant controls related to management’s estimates of progress over time and average uptick revenue, such as internal controls related to management’s review of the completeness and accuracy of data compiled and used in the estimate vs. excluded from the estimate, and tested such controls for design and operating effectiveness.
•We evaluated whether the historical data utilized to estimate progress over time was complete and accurate based on historical time studies, on a sample basis.
•We evaluated the estimate of the average uptick revenue on executive search engagements by comparing the estimate to historical data of the total uptick revenue billed and total retainer fee for a sample of executive search engagements.
•We selected a sample of contracts and performed the following procedures:
◦Obtained and read contract source documents for each selection.
◦Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
◦Tested the mathematical accuracy of management’s revenue calculations and recalculated deferred revenue at period end, if any.

Goodwill
As described in Note 8 of the consolidated financial statements, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s fair value estimate for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. This requires management to make significant estimates and assumptions including estimates of future growth rates, operating margins and discount rates based on the estimated weighted average cost of capital for the business. Changes in these assumptions could have a significant impact on the fair value, which could have an impact on the impairment charge, if any. The Company, as a direct result of the economic impact of COVID-19, experienced a decline in demand for the Company’s executive search and consulting services, and determined that it was more likely than not that an impairment occurred during 2020. Accordingly, the Company performed an interim impairment assessment of its reporting units as of April 30, 2020. In the impairment test, the Europe and Asia Pacific reporting units had a carrying value that exceeded their estimated fair values. As a result, an impairment charge of $32,970,000 was recorded in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020. Key financial assumptions used to determine the fair value of the reporting units were developed by management.

We identified the valuation of goodwill as a critical audit matter because of certain significant assumptions management makes in determining the estimate, including revenue, profit margin and terminal growth rate projections and the discount rate. Auditing management’s assumptions of revenue, profit margin and terminal growth rate projections and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of a valuation specialist, as changes in these assumptions could have a significant impact on the fair value of the reporting units and potential impairment charges.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projections of future revenue growth rates, profit margins, the terminal growth rate and the determination of the discount rate for each of the reporting units included the following, among others:

•We obtained an understanding of the relevant controls related to the development of forecasts of revenue, profit margin and terminal growth rates and the selection of the reporting unit specific discount rate and tested such controls for design and operating effectiveness.
•We evaluated management’s ability to accurately forecast revenue and profit margin projections by comparing management’s prior forecasts to historical results for the Company.

•We evaluated the reasonableness of management’s forecasted revenue, profit margin and growth rates by comparing the projections to historic results and industry expectations.
•We evaluated the impact of changes to significant assumptions on the fair value of the respective reporting unit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and tested the relevance and reliability of source information underlying the determination of the rate, tested the mathematical accuracy of the calculation, and performed sensitivities by analyzing the break-even discount rate and compared those to the rate selected by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Chicago, Illinois
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Heidrick & Struggles International, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Heidrick & Struggles International, Inc.'s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2020, and our report dated February 24, 2021 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois
February 24, 2021

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$316,473	$271,719
Marketable securities	19,999	61,153
Accounts receivable, net of allowances of $6,557 and $5,140, respectively	88,123	109,163
Prepaid expenses	18,956	20,185
Other current assets	23,279	27,848
Income taxes recoverable	5,856	4,414
Total current assets	472,686	494,482

Non-current assets
Property and equipment, net	23,492	28,650
Operating lease right-of-use assets	92,671	99,391
Assets designated for retirement and pension plans	14,425	13,978
Investments	31,369	25,409
Other non-current assets	24,439	20,434
Goodwill	91,643	126,831
Other intangible assets, net	1,129	1,935
Deferred income taxes, net	35,958	33,063
Total non-current assets	315,126	349,691

Total assets	$787,812	$844,173

Current liabilities
Accounts payable	$8,799	$8,633
Accrued salaries and benefits	217,908	234,306
Deferred revenue	38,050	41,267
Operating lease liabilities	28,984	30,955
Other current liabilities	23,311	26,253
Income taxes payable	1,186	3,928
Total current liabilities	318,238	345,342

Non-current liabilities
Accrued salaries and benefits	56,925	59,662
Retirement and pension plans	53,496	46,032
Operating lease liabilities	86,816	79,388
Other non-current liabilities	4,735	4,634
Total non-current liabilities	201,972	189,716

Total liabilities	520,210	535,058

Commitments and contingencies (Note 19)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,359,586 and 19,165,954 shares outstanding at December 31, 2020 and December 31, 2019, respectively	196	196
Treasury stock at cost, 226,191 and 419,823 shares at December 31, 2020 and December 31, 2019, respectively	(8,041)	(14,795)
Additional paid in capital	231,048	228,807
Retained earnings	40,982	91,083
Accumulated other comprehensive income	3,417	3,824
Total stockholders’ equity	267,602	309,115

Total liabilities and stockholders’ equity	$787,812	$844,173
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	December 31,
	2020	2019	2018
Revenue
Revenue before reimbursements (net revenue)	$621,615	$706,924	$716,023
Reimbursements	7,755	18,690	19,632
Total revenue	629,370	725,614	735,655

Operating expenses
Salaries and benefits	450,424	501,791	506,349
General and administrative expenses	121,378	137,492	140,817
Impairment charges	32,970	—	—
Restructuring charges	52,372	4,130	—
Reimbursed expenses	7,755	18,690	19,632
Total operating expenses	664,899	662,103	666,798

Operating income (loss)	(35,529)	63,511	68,857

Non-operating income
Interest, net	204	2,880	1,141
Other, net	3,927	2,898	494
Net non-operating income	4,131	5,778	1,635

Income (loss) before income taxes	(31,398)	69,289	70,492

Provision for income taxes	6,309	22,420	21,197

Net income (loss)	(37,707)	46,869	49,295

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	82	844	(3,885)
Net unrealized gain (loss) on available-for-sale investments	(13)	13	—
Pension gain (loss) adjustment	(476)	(1,095)	721
Other comprehensive loss, net of tax	(407)	(238)	(3,164)

Comprehensive income (loss)	$(38,114)	$46,631	$46,131

Weighted-average common shares outstanding
Basic	19,301	19,103	18,917
Diluted	19,301	19,551	19,532

Earnings (loss) per common share
Basic	$(1.95)	$2.45	$2.61
Diluted	$(1.95)	$2.40	$2.52

Cash dividends paid per share	$0.60	$0.60	$0.52
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows - operating activities
Net income (loss)	$(37,707)	$46,869	$49,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,656	10,371	12,522
Deferred income taxes	(1,680)	1,644	(3,496)
Stock-based compensation expense	10,199	10,298	8,947
Accretion expense related to earnout payments	—	668	1,285
Impairment charges	32,970	—	—
Gain on marketable securities	(154)	(595)	—
Loss on disposal of property and equipment	287	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	22,644	6,899	(16,759)
Accounts payable	451	(994)	(526)
Accrued expenses	(26,513)	2,441	71,526
Restructuring accrual	2,479	1,959	(11,617)
Deferred revenue	(3,688)	175	(1,899)
Income taxes recoverable (payable), net	(4,016)	(5,450)	757
Retirement and pension plan assets and liabilities	1,794	3,258	(1,492)
Prepaid expenses	1,642	(455)	(893)
Other assets and liabilities, net	(2,011)	1,557	(4,748)
Net cash provided by operating activities	23,353	78,645	102,902

Cash flows - investing activities
Acquisition of business, net of cash acquired	—	(3,520)	(3,083)
Capital expenditures	(7,322)	(3,352)	(5,960)
Purchases of available for sale investments	(118,904)	(130,411)	(2,201)
Proceeds from sale of available for sale investments	158,852	67,968	2,995
Net cash provided by (used in) investing activities	32,626	(69,315)	(8,249)

Cash flows - financing activities
Proceeds from line of credit	100,000	—	20,000
Payments on line of credit	(100,000)	—	(20,000)
Debt issuance costs	—	—	(981)
Cash dividends paid	(12,063)	(11,835)	(10,181)
Payment of employee tax withholdings on equity transactions	(1,550)	(4,552)	(2,234)
Acquisition earnout payments	(2,789)	(1,853)	(3,592)
Net cash used in financing activities	(16,402)	(18,240)	(16,988)

Effect of exchange rates fluctuations on cash, cash equivalents and restricted cash	5,193	367	(5,565)

Net increase (decrease) in cash, cash equivalents and restricted cash	44,770	(8,543)	72,100
Cash, cash equivalents and restricted cash at beginning of period	271,719	280,262	208,162
Cash, cash equivalents and restricted cash at end of period	$316,489	$271,719	$280,262

Supplemental disclosures of cash flow information
Cash paid for
Income taxes	$12,154	$27,338	$22,616
Interest	$761	$—	$67
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	19,586	$196	805	$(26,096)	$226,006	$(716)	$13,315	$212,705
Net income	—	—	—	—	—	49,295	—	49,295
Adoption of accounting standards	—	—	—	—	—	15,043	(6,089)	8,954
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,164)	(3,164)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	8,947	—	—	8,947
Vesting of equity, net of tax withholdings	—	—	(167)	5,604	(7,837)	—	—	(2,233)
Re-issuance of treasury stock	—	—	(6)	194	31	—	—	225
Cash dividends declared ($0.39 per share)	—	—	—	—	—	(7,389)	—	(7,389)
Dividend equivalents on restricted stock units	—	—	—	—	—	(184)	—	(184)
Balance at December 31, 2018	19,586	196	632	(20,298)	227,147	56,049	4,062	267,156
Net income	—	—	—	—	—	46,869	—	46,869
Other comprehensive loss, net of tax	—	—	—	—	—	—	(238)	(238)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	10,298	—	—	10,298
Vesting of equity, net of tax withholdings	—	—	(163)	5,154	(9,706)	—	—	(4,552)
Re-issuance of treasury stock	—	—	(49)	349	1,068	—	—	1,417
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,461)	—	(11,461)
Dividend equivalents on restricted stock units	—	—	—	—	—	(374)	—	(374)
Balance at December 31, 2019	19,586	196	420	(14,795)	228,807	91,083	3,824	309,115
Net loss	—	—	—	—	—	(37,707)	—	(37,707)
Adoption of accounting standards	—	—	—	—	—	(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(407)	(407)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	10,199	—	—	10,199
Vesting of equity, net of tax withholdings	—	—	(179)	6,225	(7,775)	—	—	(1,550)
Re-issuance of treasury stock	—	—	(15)	529	(183)	—	—	346
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,576)	—	(11,576)
Dividend equivalents on restricted stock units	—	—	—	—	—	(486)	—	(486)
Balance at December 31, 2020	19,586	$196	226	$(8,041)	$231,048	$40,982	$3,417	$267,602
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

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly owned subsidiaries and have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowances for deferred tax assets and liabilities, assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2020 and 2019, the Company had no significant concentrations of risk.

Accounts Receivable

The Company’s accounts receivable consists of trade receivables. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. These factors may change over time, impacting the allowance level. See Note 4, Credit Losses.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating Lease Right-of-Use Assets, Operating Lease Liabilities - Current and Operating Lease Liabilities - Non-Current in our Consolidated Balance Sheets. The Company does not have any leases that meet the finance lease criteria.

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

During the three months ended June 30, 2020, and as a direct result of the economic impact of the COVID-19 pandemic, the Company experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which had a material negative impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020.

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

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Europe and Asia Pacific reporting units was impaired, which resulted in an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

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

A portion of the Company’s management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

Historically, the Company's consultants participated in the same cash bonus deferral program as management. In 2020, the Company terminated the cash bonus deferral for consultants and now pays 100% of the cash bonuses earned by consultants in the first quarter of the following year. Consultant cash bonuses earned prior to 2020 will continue to be paid under the terms of the cash bonus deferral program.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	December 31,
	2020	2019	2018
Net income (loss)	$(37,707)	$46,869	$49,295
Weighted average shares outstanding:
Basic	19,301	19,103	18,917
Effect of dilutive securities:
Restricted stock units	—	285	406
Performance stock units	—	163	209
Diluted	19,301	19,551	19,532
Basic earnings (loss) per share	$(1.95)	$2.45	$2.61
Diluted earnings (loss) per share	$(1.95)	$2.40	$2.52

Weighted average restricted stock units and performance stock units outstanding that could be converted into approximately 472,000 and 120,000 common shares, respectively, for the year ended December 31, 2020, were not included in the computation of diluted earnings per share because the effects would be anti-dilutive.

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

Restricted Cash

Periodically, the Company is party to agreements with terms that required the Company to restrict cash through the termination dates of the agreements. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, in the Consolidated Balance Sheets.

The following table provides a reconciliation of the cash and cash equivalents between the Consolidated Balance Sheets and the Consolidated Statement of Cash Flows as of December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$316,473	$271,719	$279,906
Restricted cash included within other current assets	—	—	108
Restricted cash included within other non-current assets	16	—	248
Total cash, cash equivalents and restricted cash	$316,489	$271,719	$280,262

Recently Issued Financial Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

In December 2019, the FASB, issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

Recently Adopted Financial Accounting Standards

On January 1, 2020, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all related ASU amendments, using the modified retrospective method. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption had an immaterial impact on the Consolidated Statement of Comprehensive Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2020.

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

Contract Balances

Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and liabilities are classified as current due to the nature of the Company's contracts, which are completed within one year. Contract assets are included within Other Current Assets on the Consolidated Balance Sheets.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances for the years ended:

	December 31,
	2020	2019	Change
Contract assets
Unbilled receivables	$9,907	$7,585	$2,322
Contract assets	9,745	14,672	(4,927)
Total contract assets	19,652	22,257	(2,605)

Contract liabilities
Deferred revenue	$38,050	$41,267	$(3,217)

During the year ended December 31, 2020, we recognized revenue of $36.2 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2020, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $16.7 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

	December 31,
	2020	2019	2018
Balance at January 1,	$5,140	$3,502	$2,534
Provision for credit losses	6,696	5,900	3,790
Write-offs	(5,418)	(4,270)	(2,708)
Foreign currency translation	139	8	(114)
Balance at December 31,	$6,557	$5,140	$3,502

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at December 31, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$31,997	$1	$31,997	$—

The unrealized loss on one investment in U.S. Treasury securities at December 31, 2020 was caused by fluctuations in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the investments would not be settled at a price less than the amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis. There were no investments with unrealized losses at December 31, 2019.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2020	2019
Leasehold improvements	$40,320	$47,269
Office furniture, fixtures and equipment	14,816	17,740
Computer equipment and software	25,544	27,531
Property and equipment, gross	80,680	92,540
Accumulated depreciation	(57,188)	(63,890)
Property and equipment, net	$23,492	$28,650

Depreciation expense for the years ended December 31, 2020, 2019 and 2018, was $8.1 million, $9.5 million and $11.0 million, respectively.

Additionally, as part of the Company's restructuring plan, property and equipment located at certain of the Company's offices was abandoned and the useful life of the assets were shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $4.2 million of depreciation expense was accelerated and recorded in Restructuring charges in the Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Consolidated Statements of Cash Flows during the year ended December 31, 2020.

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

Office leases have remaining lease terms that range from less than 1 year to 12.5 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As part of the Company's restructuring plan, lease components related to certain of the Company's offices were abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $13.7 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Consolidated Statements of Cash Flows during the year ended December 31, 2020.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than 1 year to 5.0 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, were as follows:

	December 31,
	2020	2019
Operating lease cost	$22,227	$24,928
Variable lease cost	6,047	7,932
Total lease cost	$28,274	$32,860

Rent expense, as previously defined under ASC 840, which includes the base rent, maintenance costs, operating expenses and real estate taxes, and the costs of equipment leases for the year ended December 31, 2018, was $33.2 million.

Supplemental cash flow information related to the Company's operating leases for the year ended December 31, is as follows:

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,573	$33,797
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,829	$19,640

The weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31, is as follows:

	December 31,
	2020	2019
Weighted Average Remaining Lease Term
Operating leases	6.0 years	4.7 years
Weighted Average Discount Rate
Operating leases	3.5%	3.9%

The future maturities of the Company's operating lease liabilities for the years ended December 31, is as follows:

Operating Lease Maturity
2021	$28,089
2022	25,803
2023	23,822
2024	14,030
2025	6,726
Thereafter	30,226
Total lease payments	128,696
Less: Interest	(12,896)
Present value of lease liabilities	$115,800

The Company has an obligation at the end of the lease term to return certain offices to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $3.3 million and $3.0 million of asset retirement obligations as of December 31, 2020 and 2019, respectively, which are recorded within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2020
Cash					$230,490	$—

Level 1(1):
Money market funds					53,986
U.S. Treasury securities	51,996	1	(1)	51,996	31,997	19,999
Total Level 1	51,996	1	(1)	51,996	85,983	19,999

Total	$51,996	$1	$(1)	$51,996	$316,473	$19,999

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2019
Cash					$177,493	$—

Level 1(1):
Money market funds					15,661	—
U.S. Treasury securities	139,705	13	—	139,718	78,565	61,153
Total Level 1	139,705	13	—	139,718	94,226	61,153

Total	$139,705	$13	$—	$139,718	$271,719	$61,153

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $19.5 million and $17.2 million as of December 31, 2020 and December 31, 2019, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Goodwill	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2020

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$31,369	$—	—	$—	$31,369	$—	$—

Level 2(2):
Retirement and pension plan assets	15,859	1,434	—	14,425	—	—	—
Pension benefit obligation	(22,351)	—	—	—	—	(1,434)	(20,917)
Total Level 2	(6,492)	1,434	—	14,425	—	(1,434)	(20,917)

Measured on a non-recurring basis:
Level 3(3)(4):
Goodwill	91,643		91,643

Total	$116,520	$1,434	91,643	$14,425	$31,369	$(1,434)	$(20,917)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2019

Level 1(1):
U.S. non-qualified deferred compensation plan	$25,409	$—	$—	$25,409	$—	$—

Level 2(2):
Retirement and pension plan assets	15,296	1,318	13,978	—	—	—
Pension benefit obligation	(20,918)	—	—	—	(1,318)	(19,600)
Total Level 2	(5,622)	1,318	13,978	—	(1,318)	(19,600)

Total	$19,787	$1,318	$13,978	$25,409	$(1,318)	$(19,600)

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
(4)In accordance with Subtopic 350-20, goodwill with a carrying value of $33.0 million was written down to its implied fair value of zero, resulting in the revised total goodwill of $91.6 million and an impairment charge of $33.0 million in earnings.

Contingent Consideration

The former owners of the Company's acquisitions are eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration using discounted cash flow models. Contingent consideration is recorded within non-current Accrued salaries and benefits in the Consolidated Balance Sheets.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the year ended December 31, 2020:

	Acquisition Earnout Accruals	Contingent Compensation Accruals
Balance at December 31, 2019	$(5,278)	$(618)
Earnout accretion/compensation expense	—	(1,942)
Payments	5,051	—
Foreign currency translation	227	170
Balance at December 31, 2020	$—	$(2,390)

Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. During the three months ended June 30, 2020, an interim goodwill impairment evaluation was conducted to determine the fair value of goodwill resulting in an impairment of $33.0 million. On October 31, 2020, the Company conducted its annual goodwill impairment evaluation in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other, which indicated that the fair value of the Americas reporting unit was in excess of its carrying value and no impairment was necessary. Goodwill is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of goodwill using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for the twelve months ended December 31, 2020:

Goodwill
Balance at December 31, 2019	$126,831
Impairment	(32,970)
Foreign currency translation	(2,218)
Balance at December 31, 2020	$91,643

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	December 31, 2020	December 31, 2019
Executive Search
Americas	$91,643	$92,497
Europe	—	25,579
Asia Pacific	—	8,755
Total goodwill	$91,643	$126,831

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Total
Goodwill	$88,690	$20,900	$9,302	$118,892
Accumulated impairment losses	—	—	—	—
Balance at December 31, 2017	88,690	20,900	9,302	118,892

Amrop acquisition	—	5,478	—	5,478
Foreign currency translation	(280)	(1,454)	(544)	(2,278)
Balance at December 31, 2018	88,410	24,924	8,758	122,092

2GET acquisition	3,793	—	—	3,793
Foreign currency translation	294	655	(3)	946
Balance at December 31, 2019	92,497	25,579	8,755	126,831

Impairment	—	(24,475)	(8,495)	(32,970)
Foreign currency translation	(854)	(1,104)	(260)	(2,218)

Goodwill	91,643	24,475	8,495	124,613
Accumulated impairment losses	—	(24,475)	(8,495)	(32,970)
Balance at December 31, 2020	$91,643	$—	$—	$91,643
During the three months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation.

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

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Europe and Asia Pacific reporting units was impaired, which resulted in an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

During the 2020 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2020 in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other for the Company's remaining goodwill in the Americas reporting unit. The goodwill impairment test is completed by comparing the fair value of a reporting unit, calculated as described above, with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

Based on the results of the impairment analysis, the fair value of the Americas reporting unit exceeded its carrying value by an amount in excess of 100%.

The Company continues to monitor potential triggering events for its Americas reporting unit including changes in the business climate in which it operates, the Company’s market capitalization compared to its book value, and the Company’s recent operating performance. Any changes in these factors could result in a further impairment charge.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	December 31, 2020	December 31, 2019
Executive Search
Americas	$225	$557
Europe	852	1,314
Asia Pacific	52	64
Total Other Intangible Assets, Net	$1,129	$1,935

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2020			December 31, 2019
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.6	$16,600	$(15,587)	$1,013	$16,302	$(14,683)	$1,619
Trade name	5.0	280	(164)	116	362	(46)	316
Total intangible assets	6.4	$16,880	$(15,751)	$1,129	$16,664	$(14,729)	$1,935

Intangible asset amortization expense for the years ended December 31, 2020, 2019 and 2018, was $0.7 million, $0.9 million and $1.5 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2020 for the years ended December 31, is as follows:

2021	496
2022	318
2023	189
2024	77
2025	49
Total	1,129

9.    Other Current Assets

The components of other current assets are as follows:

	December 31, 2020	December 31, 2019
Contract assets	$19,652	$22,257
Other	3,627	5,591
Total other current assets	$23,279	$27,848

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

During the three months ended March 31, 2020, the Company borrowed $100.0 million under the 2018 Credit Agreement. The Company elected to draw down a portion of the available funds from its revolving line of credit as a precautionary measure to increase its cash position and further enhance its financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The Company subsequently repaid $100.0 million during the three months ended September 30, 2020.
During the three months ended March 31, 2018, the Company borrowed $20 million under the Restated Credit Agreement and elected the Adjusted LIBOR rate. The Company subsequently repaid $8 million during the three months ended March 31, 2018 and $12 million during the three months ended June 30, 2018.

As of December 31, 2020, and 2019, the Company had no outstanding borrowings under the 2018 Credit Agreement. The Company was in compliance with the financial and other covenants under the 2018 Credit Agreement and no event of default existed.

11.    Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar-for-dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the years ended December 31, 2020, 2019 and 2018. Employees are eligible for the Company match immediately upon entry into the plan. Those contributions vest annually, provided the employee is employed by the Company on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created annually by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2020, 2019 and 2018. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2020, 2019 and 2018, was $5.7 million, $6.3 million and $5.7 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material and, therefore, additional disclosure has not been presented.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2020 and 2019, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $30.5 million and $23.8 million at December 31, 2020 and 2019, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2020 and 2019.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2020, and 2019, the total amounts deferred under the plan were $0.9 million and $1.6 million, respectively, all of which were funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2020 and 2019.

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

	2020	2019
Benefit obligation at January 1,	$20,918	$20,908
Interest cost	212	338
Actuarial loss	790	1,506
Benefits paid	(1,402)	(1,375)
Cumulative translation adjustment	1,833	(459)
Benefit obligation at December 31,	$22,351	$20,918

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2020	2019
Current liabilities	$1,434	$1,318
Noncurrent liabilities	20,917	19,600
Total	$22,351	$20,918

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2020	2019	2018
Net period benefit cost:
Interest cost	$212	$338	$373
Amortization of net loss	140	35	92
Net periodic benefit cost	$352	$373	$465
Weighted average assumptions
Discount rate (1)	1.03%	1.71%	1.64%
Rate of compensation increase	—%	—%	—%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2020	2019	2018
Discount rate (1)	0.72%	1.03%	1.71%
Rate of compensation increase	—%	—%	—%
Measurement Date	12/31/2020	12/31/2019	12/31/2018

(1)The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2020 and 2019, that had not yet been recognized as components of net periodic benefit cost were $5.1 million and $4.0 million, respectively. As of December 31, 2020, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2021.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Financial Instruments and Fair Value). The fair value at December 31, 2020 and 2019, was $15.9 million and $15.3 million, respectively.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2020 and 2019, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

2021	1,434
2022	1,415
2023	1,393
2024	1,367
2025	1,335
2025 through 2029	6,034

13.    Stock-Based Compensation

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

As of December 31, 2020, 3,001,357 awards have been issued under the Third A&R 2012 Program and 1,057,037 shares remain available for future awards, including 708,394 forfeited awards. The Third A&R 2012 Program provides that no awards can be granted after May 24, 2028.
The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2020	2019	2018
Salaries and employee benefits (1)	$12,968	$12,857	$9,548
General and administrative expenses	460	460	562
Income tax benefit related to stock-based compensation included in net income	3,571	3,529	2,674

(1) Includes $3.2 million, $3.0 million and $1.2 million of expense related to cash settled restricted stock units for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. Beginning in 2018, a portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2018	512,446	$28.83
Granted	270,488	33.55
Vested and converted to common stock	(175,792)	24.19
Forfeited	(8,154)	34.29
Outstanding on December 31, 2019	598,988	32.25
Granted	329,068	22.20
Vested and converted to common stock	(194,921)	29.67
Forfeited	(25,271)	30.62
Outstanding on December 31, 2020	707,864	$28.35

As of December 31, 2020, there was $7.1 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

Beginning in 2019, performance stock units were granted to certain employees of the Company and are subject to a cliff vesting period of three years and certain other performance conditions. Half of the award is based on the achievement of certain operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards based on total shareholder return was determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Performance share unit activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2018	197,117	$24.88
Granted	81,661	35.58
Vested and converted to common stock	(99,219)	25.04
Forfeited	—	—
Outstanding on December 31, 2019	179,559	32.63
Granted	105,847	23.52
Vested and converted to common stock	(50,472)	26.69
Forfeited	—	—
Outstanding on December 31, 2020	234,934	$29.80

As of December 31, 2020, there was $4.0 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.7 years.

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

The Company recorded phantom stock-based compensation expense of $3.2 million and $3.0 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Phantom stock unit activity for the years ended December 31, 2020, 2019, and 2018 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2018	111,673
Granted	154,387
Vested	—
Forfeited	—
Outstanding on December 31, 2019	266,060
Granted	118,596
Vested	(21,346)
Forfeited	(11,676)
Outstanding on December 31, 2020	351,634

As of December 31, 2020, there was $4.1 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.9 years.

14.    Restructuring

Restructuring Charges

During the year ended December 31, 2020, the Company implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company recorded restructuring charges of $30.5 million in the Americas, $8.6 million in Europe, $4.6 million in Asia Pacific, $4.7 million in Heidrick Consulting and $4.0 million in Global Operations Support. The Company anticipates future restructuring charges of $7.0 million to $10.0 million related to further real estate optimization will be recognized in 2021.

During the year ended December 31, 2019, the Company recorded restructuring charges of $4.1 million related to the closing of the Company's legacy Brazil operations due to the acquisition of 2GET Holdings Limited. The restructuring charges primarily consist of employee-related costs for the Company's legacy Brazil operations. The America's incurred $4.1 million in restructuring charges, while Global Operations Support incurred less than $0.1 million in restructuring charges.

Restructuring charges by operating segment for the years ended December 31, 2020, 2019, and 2018 were as follows:

	December 31,
	2020	2019	2018
Executive Search
Americas	$30,479	$4,102	$—
Europe	8,603	—	—
Asia Pacific	4,614	—	—
Total Executive Search	43,696	4,102	—
Heidrick Consulting	4,657	—	—
Global Operations Support	4,019	28	—
Total restructuring	$52,372	$4,130	$—

Changes in the restructuring accrual for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2017	11,866	148	1,011	13,025
Cash payments	(8,689)	(248)	(993)	(9,930)
Non-cash write-offs	—	195	—	195
Other	(1,843)	(95)	5	(1,933)
Exchange rate fluctuations	(65)	—	(6)	(71)
Accrual balance at December 31, 2018	1,269	—	17	1,286
Restructuring charges	4,130	—	—	4,130
Cash payments	(2,213)	—	—	(2,213)
Non-cash write-offs	—	—	(17)	(17)
Other	4	—	—	4
Exchange rate fluctuations	55	—	—	55
Accrual balance at December 31, 2019	3,245	—	—	3,245
Restructuring charges	32,780	18,910	682	52,372
Cash payments	(11,443)	(138)	(682)	(12,263)
Non-cash write-offs	(1,633)	(17,823)	—	(19,456)
Other	(173)	—	—	(173)
Exchange rate fluctuations	(464)	4	—	(460)
Accrual balance at December 31, 2020	$22,312	$953	$—	$23,265

Restructuring accruals of are recorded within Other current liabilities in the Consolidated Balance Sheets with the exception of certain employee related accruals. Accruals associated with the elimination of certain deferred compensation programs of $7.2 million and $11.3 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of December 31, 2020.

15.    Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2020	2019	2018
United States	$11,346	$53,461	$47,191
Foreign	(42,744)	15,828	23,301
Income (loss) before income taxes	$(31,398)	$69,289	$70,492

The provision for income taxes are as follows:

	December 31,
	2020	2019	2018
Current
Federal	$4,469	$11,311	$12,311
State and local	1,948	4,422	4,843
Foreign	2,172	4,423	6,907
Current provision for income taxes	8,589	20,156	24,061

Deferred
Federal	(2,416)	2,031	6,403
State and local	(697)	698	(354)
Foreign	833	(465)	(8,913)
Deferred provision (benefit) for income taxes	(2,280)	2,264	(2,864)
Total provision for income taxes	$6,309	$22,420	$21,197

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 21% is as follows:

	December 31,
	2020	2019	2018
Income tax provision (benefit) at the statutory U.S. federal rate	$(6,594)	$14,551	$14,803
State income tax provision, net of federal tax benefit	735	3,509	3,242
Nondeductible expenses, net	7,065	1,570	1,651
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	4,470	698	(35)
Establishment (release) of valuation allowance	566	(117)	(43)
Additional U.S. tax on foreign operations	—	2,550	1,628
Current/deferred items	(505)	(157)	(1,199)
Other, net	572	(184)	1,150
Total provision for income taxes	$6,309	$22,420	$21,197

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2020	2019
Deferred tax assets attributable to:
Operating lease liability and accrued rent	$22,765	$20,371
Foreign net operating loss carryforwards	19,721	17,940
Accrued compensation and employee benefits	18,553	14,506
Deferred compensation	17,376	17,110
Foreign tax credit carryforwards	5,196	6,493
Other accrued expenses	4,350	5,882
Deferred tax assets, before valuation allowance	87,961	82,302
Valuation allowance	(25,218)	(24,200)
Deferred tax assets, after valuation allowance	62,743	58,102

Deferred tax liabilities attributable to:
Operating lease, right-of-use, assets	17,526	17,716
Goodwill	7,625	5,440
Depreciation on property and equipment	1,172	1,652
Other	533	533
Deferred tax liabilities	26,856	25,341
Net deferred tax assets	$35,887	$32,761

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. Certain of the Company’s deferred tax liabilities, based on jurisdictional netting, of $0.1 million and $0.3 million are included in Other non-current liabilities on the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

The valuation allowance increased from $24.2 million at December 31, 2019 to $25.2 million at December 31, 2020. The valuation allowance at December 31, 2020 was related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2020, the Company had a net operating loss carryforward of $128.1 million related to its foreign tax filings. Of the $128.1 million net operating loss carryforward, $87.9 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also has a foreign tax credit carryforward of $5.2 million subject to a valuation allowance of $5.2 million.

At December 31, 2019, the Company had a net operating loss carryforward of $116.1 million related to its foreign tax filings. Of the $116.1 million net operating loss carryforward, $76.9 million was subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also has a foreign tax credit carryforward of $6.5 million subject to a valuation allowance of $6.5 million.

As of December 31, 2019, the Company had $0.1 million of unrecognized tax benefits. As of December 31, 2020, the Company had $0.4 million of unrecognized tax benefits which, if recognized, would be recorded as a component of income tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2020	2019	2018
Gross unrecognized tax benefits at January 1,	$130	$1,128	$740
Gross increases for tax positions of prior years	500	389	608
Gross decreases for tax positions of prior years	(31)	(377)	—
Settlements	(183)	(1,010)	(220)
Gross unrecognized tax benefits at December 31,	$416	$130	$1,128

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2017 through 2019 are subject to examination by the state taxing authorities. The years 2017 through 2019 are also subject to examination by the federal taxing authority. There are certain foreign jurisdictions that are subject to examination for years prior to 2017.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next twelve months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2021.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss). Accrued interest and penalties are less than $0.1 million as of December 31, 2020.

The Global Intangible Low-Taxed Income (“GILTI”) provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company will be subject to incremental U.S. tax on GILTI income beginning in 2018, due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2020.

The Base Erosion and Anti-Abuse Tax (“BEAT”) provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2020.

16.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2020, are summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2019	$13	$6,102	$(2,291)	$3,824
Other comprehensive income (loss) before classification, net of tax	(13)	82	(476)	(407)
Balance at December 31, 2020	—	$6,184	$(2,767)	$3,417

17.    Segment Information

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

The revenue, operating income, depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2020	2019	2018
Revenue
Executive Search
Americas	$361,416	$415,455	$405,267
Europe	124,243	135,070	145,348
Asia Pacific	79,511	95,827	102,276
Total Executive Search	565,170	646,352	652,891
Heidrick Consulting	56,445	60,572	63,132
Revenue before reimbursements	621,615	706,924	716,023
Reimbursements	7,755	18,690	19,632
Total revenue	$629,370	$725,614	$735,655

Operating income (loss)
Executive Search
Americas (1)	$62,806	$100,833	$96,880
Europe (2)	(22,827)	3,026	5,849
Asia Pacific (3)	(6,724)	13,590	15,999
Total Executive Search	33,255	117,449	118,728
Heidrick Consulting (4)	(28,369)	(18,499)	(13,619)
Total segments	4,886	98,950	105,109
Global Operations Support (5)	(40,415)	(35,439)	(36,252)
Total operating income (loss)	$(35,529)	$63,511	$68,857

Depreciation and amortization
Executive Search
Americas	$20,937	$4,204	$4,605
Europe	2,270	2,784	3,735
Asia Pacific	1,837	1,472	1,646
Total Executive Search	25,044	8,460	9,986
Heidrick Consulting	953	1,079	1,577
Total segments	25,997	9,539	11,563
Global Operations Support	659	832	959
Total depreciation and amortization	$26,656	$10,371	$12,522

Capital expenditures
Executive Search
Americas	$4,258	$1,121	$601
Europe	409	1,070	3,557
Asia Pacific	2,015	295	440
Total Executive Search	6,682	2,486	4,598
Heidrick Consulting	116	541	581
Total segments	6,798	3,027	5,179
Global Operations Support	524	325	1,006
Total capital expenditures	$7,322	$3,352	$6,185

(1)Includes $30.5 million of restructuring charges in 2020 and $4.1 million of restructuring charges in 2019.
(2)Includes $8.6 million of restructuring charges and $24.5 million of impairment charges in 2020.
(3)Includes $4.6 million of restructuring charges and $8.5 million of impairment charges in 2020.
(4)Includes $4.7 million of restructuring charges in 2020.
(5)Includes $4.0 million of restructuring charges in 2020 and less than $0.1 million of restructuring charges in 2019.

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2020	2019
Current assets
Executive Search
Americas	$284,837	$286,818
Europe	84,841	96,230
Asia Pacific	76,523	78,967
Total Executive Search	446,201	462,015
Heidrick Consulting	24,546	30,628
Total segments	470,747	492,643
Global Operations Support	1,939	1,839
Total allocated current assets	472,686	494,482
Unallocated non-current assets	222,354	220,925
Goodwill and other intangible assets, net
Executive Search
Americas	91,868	93,054
Europe	852	26,893
Asia Pacific	52	8,819
Total Executive Search	92,772	128,766
Heidrick Consulting	—	—
Total goodwill and other intangible assets, net	92,772	128,766
Total assets	$787,812	$844,173

18.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily the payment of office lease obligations and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have use cash to fulfill the obligation if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $5.4 million as of December 31, 2020. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.

The Company’s independent registered public accounting firm, RSM LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2020, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2021 (the "2021 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2020, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program. See Note 13, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	942,798	(1)	$—	1,057,037
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	942,798		—	1,057,037

(1)Includes 707,864 restricted stock units and 234,934 performance stock units at their target levels and no options. The performance stock units represent the maximum amount of shares to be awarded at target levels, and accordingly, may overstate expected dilution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in included the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

        See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

 2.    Exhibits:

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 of the Registrant’s Form 10-Q filed April 27, 2020

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.02 of the Registrant's Form 10-Q filed April 27, 2020)

3.03	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.03 of the Registrant's Form 8-K filed May 30, 2017)

4.01	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.01 of this Registrant’s Registration Statement on Form S-4 (File No. 333-61023)

4.02	Description of Securities (Incorporated by reference to Exhibit 4.02 of the Registrant's Form 10-K filed February 24, 2020)

10.01
Credit Agreement dated June 22, 2011, among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 27, 2011)

10.02
Amendment and Restatement Agreement among Heidrick & Struggles International, Inc., certain foreign subsidiary borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, dated January 31, 2013 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K, filed January 31, 2013)

10.03
Second Amended and Restated Credit Agreement among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent, dated June 30, 2015 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K, filed July 1, 2015)

10.04
Eighth Lease Amendment between 233 S. WACKER LLC and Heidrick & Struggles International, Inc. dated October 1, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 9, 2014)

10.05
Lease between 1114 6th Avenue Co., LLC and Heidrick & Struggles International, Inc., and Heidrick & Struggles, Inc., dated August 31, 2007 (Incorporated by reference to Exhibit 10.04 of the Registrant’s Form 10-K filed February 28, 2008)

10.06	Employment Agreement of Richard W. Pehlke dated August 15, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed August 16, 2011)**

10.07	Amended and Restated Employment Letter Agreement of Stephen Beard dated May 18, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed August 1, 2011)**

10.08	Employment Agreement of Tracy R. Wolstencroft dated February 2, 2014 (Incorporated by reference to exhibit 99.1 of the Registrant’s Form 8-K filed February 6, 2014)**

10.09	Employment Agreement of Richard W. Greene (Incorporated by reference to Exhibit 99.01 of the Registrant’s Form 8-K filed March 27, 2015)**

10.10	Employment Agreement of Krishnan Rajagopalan dated April 9, 2015 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed April 20, 2015)**

10.11	Restricted Stock Unit Participation Agreement issued to Tracy R. Wolstencroft dated February 3, 2014 (Incorporated by reference to exhibit 99.2 of the Registrant’s Form 8-K filed February 6, 2014)**

10.12	Performance Stock Unit Participation Agreement issued to Tracy R. Wolstencroft dated February 3, 2014 (Incorporated by reference to exhibit 99.3 of the Registrant’s Form 8-K filed February 6, 2014)**

10.13	Employment Agreement of Colin Price dated January 19, 2017 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed January 19, 2017)**

10.14
Membership Interest Purchase Agreement, dated December 31, 2012, among Heidrick & Struggles International, Inc., Senn-Delaney Leadership Consulting Group, LLC and the members of Senn-Delaney Leadership Consulting Group, LLC (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed January 4, 2013).

10.15
Share Purchase Agreement, dated October 1, 2015, by and among Heidrick & Struggles International, Inc. and Heidrick & Struggles (UK) Limited and Sharon Lee Toye, Tammy Ann Mitchell-Fisher, Catherine Elizabeth Powell and Colin Price (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed October 6, 2015).

10.16
Asset Purchase Agreement, dated February 9, 2016, by and among Decision Strategies International, Inc., Decision Strategies International (UK) Limited, The Shareholders set forth on Annex I thereto, Paul J. H. Schoemaker, as the Shareholders' Representative, Heidrick & Struggles, Inc., Hedirick & Struggles Leadership Consulting Ltd. and Heidrick & Struggles International, Inc. (Incorporated by reference to exhibit 2.1 of the Registrant’s Form 8-K filed February 11, 2016).

10.17
Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 25, 2011) **

10.18	2007 Heidrick & Struggles GlobalShare Program (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed April 25, 2011)**

10.19	Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008 (Incorporated by reference to Exhibit 10.20 of the Registrant’s From 10-K filed February 27, 2009)**

10.20	Form of Non-Qualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed January 5, 2012)**

10.21	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed January 5, 2012)**

10.22	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed January 5, 2012)**

10.23	Form of Non-Employee Director Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.19 of the Registrant’s 10-K dated March 14, 2012)**

10.24
Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2005, filed March 10, 2006)**

10.25	Heidrick & Struggles International, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 4.1 of this Registrant’s Registration Statement on Form S-8 (File No. 333-82424))**

10.26
First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 31, 2008, filed February 27, 2009)**

10.27
Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation Plan - Amended and Restated as of September 30, 2016 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed October 5, 2016.)**

10.28
Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed January 5, 2012).**

10.29
Share Purchase Agreement, dated August 4, 2016 for the sale and purchase of the entire issued share capital of JCA Group Limited and the entire partnership interest in JCA Partners LLP by and among JCA Events Limited, the persons listed in Schedule 1 thereto, Heidrick & Struggles (UK) Limited, and Heidrick & Struggles International, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed August 4, 2016)

10.30
Asset Purchase Agreement by and among Philosophy IB, LLP, Christine H. Lotze, Kaveh Naficy and Heidrick & Struggles, Inc. dated August 12, 2016 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed August 16, 2016.)

10.31
Deed of Amendment dated August 25, 2016 by and among Heidrick & Struggles International, Inc., Heidrick & Struggles (UK) Limited, and Sharon Lee Toye, Tammy Ann Mitchell-Fisher, Catherine Elizabeth Powell and Colin Price (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed August 29, 2016)

10.32
Business Protection Agreement by and between Heidrick & Struggles (UK) Limited and Mr. Colin Price dated January 18, 2016 (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed January 19, 2017)**

10.33	Amended and Restated 2012 Heidrick & Struggles GlobalShare Plan (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed April 18, 2014)**

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

10.47
Credit Agreement dated October 26, 2018 among Heidrick & Struggles International, Inc., the foreign subsidiary borrowers hereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent and HSBC Bank USA, national Association, as Documentation Agent (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed October 29, 2018)

10.48	Form of Phantom Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed October 29, 2018)**

10.49	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's From 10-Q filed October 29, 2018)**

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

10.52	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed July 29, 2019)**

10.53	Form of Performance Stock Unit Participation Agreement (Incorporate by reference to Exhibit 10.53 of Registrant's Form 10-K filed February 24, 2020)**

10.54	Form of Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed July 27, 2020)**

10.55	Form of Performance Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed July 27, 2020)**

10.56	Form of Non-Employee Director Restricted Stock Unit Participation Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed July 27, 2020)**

10.57	Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (Incorporated by reference to the Registrant's Form S-8 filed June 22, 2020)

*10.58	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description As Amended and Restated effective December 31, 2020**

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm - RSM LLP

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

**    Denotes a management contract or compensatory plan or arrangement.

(b)SEE EXHIBIT INDEX ABOVE

(c)FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/s/ Stephen A. Bondi
By:	Stephen A. Bondi
Title:	Vice President, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2021.

Signature	Title

/s/ Krishnan Rajagopalan	Chief Executive Officer & Director
Krishnan Rajagopalan (Principal Executive Officer)

/s/ Mark R. Harris	Executive Vice President, Chief Financial Officer
Mark R. Harris (Principal Financial Officer)

/s/ Stephen A. Bondi	Vice President, Controller
Stephen A. Bondi (Principal Accounting Officer)

/s/ Elizabeth L. Axelrod	Director
Elizabeth L. Axelrod

/s/ Laszlo Bock	Director
Laszlo Bock

/s/ Clare M. Chapman	Director
Clare M. Chapman

/s/ Lyle Logan	Director
Lyle Logan

/s/ T. Willem Mesdag	Director
T. Willem Mesdag

/s/ Stacey Rauch	Director
Stacey Rauch

/s/ Adam Warby	Director
Adam Warby