Form 10-Q
period 2021-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2021-04-26
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2021, there were 19,498,734 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Current assets
Cash and cash equivalents	$184,055	$316,473
Marketable securities	—	19,999
Accounts receivable, net of allowances of $6,624 and $6,557, respectively	128,419	88,123
Prepaid expenses	26,600	18,956
Other current assets	25,496	23,279
Income taxes recoverable	5,205	5,856
Total current assets	369,775	472,686

Non-current assets
Property and equipment, net	22,373	23,492
Operating lease right-of-use assets	85,318	92,671
Assets designated for retirement and pension plans	13,853	14,425
Investments	33,545	31,369
Other non-current assets	27,617	24,439
Goodwill	91,452	91,643
Other intangible assets, net	961	1,129
Deferred income taxes	35,712	35,958
Total non-current assets	310,831	315,126

Total assets	$680,606	$787,812

Current liabilities
Accounts payable	$10,149	$8,799
Accrued salaries and benefits	112,830	217,908
Deferred revenue	38,847	38,050
Operating lease liabilities	27,947	28,984
Other current liabilities	20,114	23,311
Income taxes payable	7,383	1,186
Total current liabilities	217,270	318,238

Non-current liabilities
Accrued salaries and benefits	44,301	56,925
Retirement and pension plans	54,826	53,496
Operating lease liabilities	81,536	86,816
Other non-current liabilities	4,103	4,735
Total non-current liabilities	184,766	201,972

Total liabilities	402,036	520,210

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,497,365 and 19,359,586 shares outstanding at March 31, 2021 and December 31, 2020, respectively	196	196
Treasury stock at cost, 88,412 and 226,191 shares at March 31, 2021 and December 31, 2020, respectively	(3,090)	(8,041)
Additional paid in capital	225,998	231,048
Retained earnings	52,742	40,982
Accumulated other comprehensive income	2,724	3,417
Total stockholders’ equity	278,570	267,602

Total liabilities and stockholders’ equity	$680,606	$787,812

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Revenue before reimbursements (net revenue)	$193,656	$171,481
Reimbursements	1,075	3,366
Total revenue	194,731	174,847

Operating expenses
Salaries and benefits	141,363	121,089
General and administrative expenses	28,824	32,240
Restructuring charges	3,861	—
Reimbursed expenses	1,075	3,366
Total operating expenses	175,123	156,695

Operating income	19,608	18,152

Non-operating income (expense)
Interest, net	82	679
Other, net	3,082	(4,435)
Net non-operating income (expense)	3,164	(3,756)

Income before income taxes	22,772	14,396

Provision for income taxes	7,940	5,730

Net income	14,832	8,666

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(693)	(3,716)
Net unrealized loss on available-for-sale investments	—	(30)
Other comprehensive loss, net of tax	(693)	(3,746)

Comprehensive income	$14,139	$4,920

Weighted-average common shares outstanding
Basic	19,387	19,192
Diluted	20,171	19,776

Earnings per common share
Basic	$0.77	$0.45
Diluted	$0.74	$0.44

Cash dividends paid per share	$0.15	$0.15
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	19,586	$196	226	$(8,041)	$231,048	$40,982	$3,417	$267,602
Net income	—	—	—	—	—	14,832	—	14,832
Other comprehensive loss, net of tax	—	—	—	—	—	—	(693)	(693)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,991	—	—	2,991
Vesting of equity awards, net of tax withholdings	—	—	(138)	4,951	(8,041)	—	—	(3,090)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,905)	—	(2,905)
Dividend equivalents on restricted stock units	—	—	—	—	—	(167)	—	(167)
Balance at March 31, 2021	19,586	$196	88	$(3,090)	$225,998	$52,742	$2,724	$278,570

					Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,586	$196	420	$(14,795)	$228,807		$91,083	$3,824	$309,115
Net income	—	—	—	—	—		8,666	—	8,666
Adoption of accounting standards	—	—	—	—	—		(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—		—	(3,746)	(3,746)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,614		—	—	2,614
Vesting of equity awards, net of tax withholdings	—	—	(109)	3,838	(5,388)		—	—	(1,550)
Cash dividends declared ($0.15 per share)	—	—	—	—	—		(2,876)	—	(2,876)
Dividend equivalents on restricted stock units	—	—	—	—	—		(126)	—	(126)
Balance at March 31, 2020	19,586	$196	311	$(10,957)	$226,033	11	$96,415	$78	$311,765
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows - operating activities
Net income	$14,832	$8,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,068	2,337
Deferred income taxes	(495)	110
Stock-based compensation expense	2,991	2,614
Gain on marketable securities	(1)	(111)
Loss on disposal of property and equipment	21	1
Changes in assets and liabilities:
Accounts receivable	(41,209)	(24,656)
Accounts payable	1,365	1,897
Accrued expenses	(116,327)	(147,265)
Restructuring accrual	(2,902)	(138)
Deferred revenue	963	837
Income taxes recoverable and payable, net	6,819	4,082
Retirement and pension plan assets and liabilities	1,235	2,033
Prepaid expenses	(7,894)	(6,566)
Other assets and liabilities, net	(8,037)	(9,441)
Net cash used in operating activities	(142,571)	(165,600)

Cash flows - investing activities
Capital expenditures	(945)	(1,753)
Purchases of marketable securities and investments	(1,354)	(2,125)
Proceeds from sales of marketable securities and investments	20,153	61,395
Net cash provided by investing activities	17,854	57,517

Cash flows - financing activities
Proceeds from line of credit	—	100,000
Cash dividends paid	(3,072)	(3,002)
Payment of employee tax withholdings on equity transactions	(3,090)	(1,550)
Acquisition earnout payments	—	(2,788)
Net cash (used in) provided by financing activities	(6,162)	92,660

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,539)	(5,296)

Net decrease in cash, cash equivalents and restricted cash	(132,418)	(20,719)
Cash, cash equivalents and restricted cash at beginning of period	316,489	271,719
Cash, cash equivalents and restricted cash at end of period	$184,071	$251,000
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2021 and December 31, 2020, the results of operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue Recognition

See Note 3, Revenue.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of March 31, 2021 and 2020, and December 31, 2020 and 2019:

	March 31,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$184,055	$251,000	$316,473	$271,719
Restricted cash included within other non-current assets	$16	$—	$16	$—
Total cash, cash equivalents and restricted cash	$184,071	$251,000	$316,489	$271,719

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Net income	$14,832	$8,666
Weighted average shares outstanding:
Basic	19,387	19,192
Effect of dilutive securities:
Restricted stock units	589	418
Performance stock units	195	166
Diluted	20,171	19,776
Basic earnings per share	$0.77	$0.45
Diluted earnings per share	$0.74	$0.44
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

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

Recently Adopted Financial Accounting Standards

On January 1, 2021, the Company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption had no impact on the Condensed Consolidated Statement of Comprehensive Income, Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders' Equity in any period presented.

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

Revenue from executive search engagement performance obligations is recognized over time as clients simultaneously receive and consume the benefits provided by the Company's performance.  Revenue from executive search engagements is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill the obligations under the executive search contract. Revenue is generally recognized over a period of approximately six months.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2020 to March 31, 2021:

	March 31, 2021	December 31, 2020	Change
Contract assets
Unbilled receivables, net	$11,806	$9,907	$1,899
Contract assets	9,826	9,745	81
Total contract assets	21,632	19,652	1,980

Contract liabilities
Deferred revenue	$38,847	$38,050	$797

During the three months ended March 31, 2021, the Company recognized revenue of $26.3 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the three months ended March 31, 2021, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $13.6 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2020	$6,557
Provision for credit losses	945
Write-offs	(839)
Foreign currency translation	(39)
Balance at March 31, 2021	$6,624

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at December 31, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$31,997	$1	$31,997	$—

There were no available for sale debt securities in a loss position at March 31, 2021.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2021	December 31, 2020
Leasehold improvements	$40,304	$40,320
Office furniture, fixtures and equipment	14,580	14,816
Computer equipment and software	25,914	25,544
Property and equipment, gross	80,798	80,680
Accumulated depreciation	(58,425)	(57,188)
Property and equipment, net	$22,373	$23,492

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1.8 million and $2.1 million, respectively.

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

As most of the Company's leases do not provide an implicit interest rate, the Company utilizes an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company has a centrally managed treasury function and therefore, a portfolio approach is applied in determining the incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment.

Office leases have remaining lease terms that range from less than one year to 12.3 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As part of the Company's restructuring plan, a lease component related to one of the Company's offices was abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $4.0 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income and Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows during the three months ended March 31, 2021.

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

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$4,867	$6,261
Variable lease cost	1,228	2,073
Total lease cost	$6,095	$8,334

Supplemental cash flow information related to the Company's operating leases is as follows for the three months ended March 31:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,566	$7,812
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$791	$1,641

The weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, is as follows:

	2021	2020
Weighted Average Remaining Lease Term
Operating leases	5.9 years	4.6 years
Weighted Average Discount Rate
Operating leases	3.44%	3.84%

The future maturities of the Company's operating lease liabilities as of March 31, 2021, for the years ended December 31 is as follows:

Operating Lease Maturity
2021	$20,785
2022	26,007
2023	24,047
2024	14,109
2025	6,700
Thereafter	30,205
Total lease payments	121,853
Less: Interest	(12,370)
Present value of lease liabilities	$109,483

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

Cash and Cash Equivalents
Balance at March 31, 2021
Cash	$161,049

Level 1(1):
Money market funds	23,006
Total Level 1	23,006

Total	$184,055

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2020
Cash					$230,490	$—

Level 1(1):
Money market funds					53,986	—
U.S. Treasury securities	51,996	1	(1)	51,996	31,997	19,999
Total Level 1	51,996	1	(1)	51,996	85,983	19,999

Total	$51,996	$1	$(1)	$51,996	$316,473	$19,999

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $20.8 million and $19.5 million as of March 31, 2021 and December 31, 2020, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at March 31, 2021

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$33,545	$—	$—	$33,545	$—	$—

Level 2(2):
Retirement and pension plan assets	15,229	1,377	13,853	—	—	—
Pension benefit obligation	(21,463)	—	—	—	(1,377)	(20,087)
Total Level 2	(6,234)	1,377	13,853	—	(1,377)	(20,087)

Total	$27,311	$1,377	$13,853	$33,545	$(1,377)	$(20,087)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Goodwill	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2020

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$31,369	$—	$—	$—	$31,369	$—	$—

Level 2(2):
Retirement and pension plan assets	15,859	1,434	—	14,425	—	—	—
Pension benefit obligation	(22,351)	—	—	—	—	(1,434)	(20,917)
Total Level 2	(6,492)	1,434	—	14,425	—	(1,434)	(20,917)

Measured on a non-recurring basis:
Level 3(3)(4):
Goodwill	91,643		91,643

Total	$116,520	$1,434	$91,643	$14,425	$31,369	$(1,434)	$(20,917)

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

(4)In accordance with Subtopic 350-20, goodwill with a carrying value of $33.0 million was written down to its implied fair value of zero during the three months ended June 30, 2020, resulting in the revised total goodwill of $91.6 million and an impairment charge of $33.0 million in earnings.

Contingent Consideration

The former owners of the Company's prior year acquisitions are eligible to receive additional cash compensation based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent compensation is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the three months ended March 31, 2021:

Contingent Compensation
Balance at December 31, 2020	$(2,390)
Compensation expense	(454)
Foreign currency translation	201
Balance at March 31, 2021	$(2,643)

Contingent compensation accruals are recorded within Other non-current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	March 31, 2021	December 31, 2020
Executive Search
Americas	$91,452	$91,643
Total goodwill	$91,452	$91,643

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2021, are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Total
Goodwill	$91,643	$24,475	$8,495	$124,613
Accumulated impairment losses	—	(24,475)	(8,495)	(32,970)
Balance at December 31, 2020	91,643	—	—	91,643

Foreign currency translation	(191)	—	—	(191)
Balance at March 31, 2021	$91,452	$—	$—	$91,452

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2021	December 31, 2020
Executive Search
Americas	$178	$225
Europe	735	852
Asia Pacific	48	52
Total other intangible assets, net	$961	$1,129

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	March 31, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	6.6	$16,536	$(15,664)	$872	$16,600	$(15,587)	$1,013
Trade name	5.0	258	(169)	89	280	(164)	116
Total intangible assets	6.5	$16,794	$(15,833)	$961	$16,880	$(15,751)	$1,129

Intangible asset amortization expense for each of the three months ended March 31, 2021 and 2020 was $0.2 million.
The Company's estimated future amortization expense related to intangible assets as of March 31, 2021, for the years ended December 31 is as follows:

2021	$349
2022	309
2023	183
2024	73
2025	47
Total	$961

9.    Other Current Assets

The components of other current assets are as follows:

	March 31, 2021	December 31, 2020
Contract assets	$21,632	$19,652
Other	3,864	3,627
Total other current assets	$25,496	$23,279

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

As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the 2018 Credit Agreement and no event of default existed.

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

As of March 31, 2021, 3,267,281 awards have been issued under the Third A&R 2012 Program and 791,113 shares remain available for future awards, including 708,394 forfeited awards. The Third A&R 2012 Program provides that no awards can be granted after May 28, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2021	2020
Salaries and benefits (1)	$5,461	$1,804
Income tax benefit related to stock-based compensation included in net income	1,453	479

(1) Includes $2.5 million of expense and $0.8 million of income related to cash settled restricted stock units for the three months ended March 31, 2021 and 2020, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. A portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the three months ended March 31, 2021 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2020	707,864	$28.35
Granted	182,704	36.95
Vested and converted to common stock	(134,026)	29.60
Forfeited	—	—
Outstanding on March 31, 2021	756,542	$30.21

As of March 31, 2021, there was $12.0 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

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

Performance stock unit activity for the three months ended March 31, 2021 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2020	234,934	$29.80
Granted	83,220	33.98
Vested and converted to common stock	(90,284)	30.60
Forfeited	—	—
Outstanding on March 31, 2021	227,870	$31.01
As of March 31, 2021, there was $5.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.2 years.

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

The Company recorded phantom stock-based compensation expense of $2.5 million during the three months ended March 31, 2021. The Company recorded phantom stock-based compensation income of $0.8 million during the three months ended March 31, 2020.

Phantom stock unit activity for the three months ended March 31, 2021 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2020	351,634
Granted	—
Vested	—
Forfeited	—
Outstanding on March 31, 2021	351,634

As of March 31, 2021, there was $4.0 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.7 years.

12. Restructuring

During the three months ended September 30, 2020, the Company implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs.
Restructuring charges for the three months ended March 31, 2021 by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$19	$(52)	$(124)	$(44)	$7	$(194)
Office related	3,676	—	—	366	—	4,042
Other	3	—	—	—	10	13
Total	$3,698	$(52)	$(124)	$322	$17	$3,861

Restructuring charges incurred to date, which includes prior period charges, by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$16,223	$8,302	$4,110	$2,590	$1,360	$32,585
Office related	17,918	226	374	2,319	2,115	22,952
Other	34	24	6	71	560	695
Total	$34,175	$8,552	$4,490	$4,980	$4,035	$56,232

The Company anticipates future restructuring charges of $3.0 million to $6.0 million related to further real estate optimization.

Changes to the accrual for restructuring charges for the three months ended March 31, 2021, are as follows:

	Employee Related	Office Related	Other	Total
Outstanding on December 31, 2020	$22,312	$953	$—	$23,265
Restructuring charges	(194)	4,042	13	3,861
Cash payments	(11,945)	(467)	(13)	(12,425)
Non cash write offs	—	(4,041)	—	(4,041)
Exchange rate fluctuations	(127)	—	—	(127)
Outstanding on March 31, 2021	$10,046	$487	$—	$10,533

Restructuring accruals are recorded within Other current liabilities in the Condensed Consolidated Balance Sheets with the exception of certain employee related accruals. Accruals associated with the elimination of certain deferred compensation programs of $4.9 million and $3.6 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of March 31, 2021. Accruals associated with the elimination of certain deferred compensation programs of $7.2 million and $11.3 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of December 31, 2020.

13.    Income Taxes

The Company reported income before taxes of $22.8 million and an income tax provision of $7.9 million for the three months ended March 31, 2021. The Company reported income before taxes of $14.4 million and an income tax provision of $5.7 million for the three months ended March 31, 2020. The effective tax rates for the three months ended March 31, 2021 and 2020, were 34.9% and 39.8%, respectively. The effective tax rates for the three months ended March 31, 2021, and 2020 were each impacted by one-time items and the mix of income.

14.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2021 are as follows:

	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2020	$6,184	$(2,767)	$3,417
Other comprehensive loss before classification, net of tax	(693)	—	(693)
Balance at March 31, 2021	$5,491	$(2,767)	$2,724

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended March 31,
	2021	2020
Revenue
Executive Search
Americas	$116,506	$100,301
Europe	37,643	33,082
Asia Pacific	25,469	22,070
Total Executive Search	179,618	155,453
Heidrick Consulting	14,038	16,028
Revenue before reimbursements (net revenue)	193,656	171,481
Reimbursements	1,075	3,366
Total revenue	$194,731	$174,847

	Three Months Ended March 31,
	2021	2020
Operating income (loss)
Executive Search
Americas (1)	$26,256	$25,732
Europe	4,540	3,049
Asia Pacific	4,144	2,502
Total Executive Search	34,940	31,283
Heidrick Consulting (2)	(4,710)	(4,092)
Total segment operating income	30,230	27,191
Global Operations Support	(10,622)	(9,039)
Total operating income	$19,608	$18,152

(1) Includes restructuring charges of $3.7 million for the three months ended March 31, 2021.
(2) Includes restructuring charges of $0.3 million for the three months ended March 31, 2021.

16.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $5.4 million as of March 31, 2021. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

18.    Subsequent Event

On April 1, 2021, the Company acquired Business Talent Group, LLC ("BTG"). BTG is a market-leader in sourcing high-end, on-demand independent talent. Initial consideration of $32.6 million was paid in the 2021 second quarter with an anticipated future payment in 2023, subject to the achievement of certain agreed upon financial performance targets. As previously disclosed, on January 15, 2019, the Company announced an exclusive collaboration with BTG and has been offering the Company's clients access to BTG’s pool of top independent business professionals for specialized, project-based work since such date.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID-19 pandemic on our business, our consultants and employees, and the overall economy; leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue may be affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, under Risk Factors in Item 1A. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of over 435 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first-year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Key Performance Indicators

We manage and assess our performance through various means, with primary financial and operational measures including net revenue, operating income, operating margin, Adjusted EBITDA (non-GAAP) and Adjusted EBITDA margin (non-GAAP). Executive Search and Heidrick Consulting performance is also measured using consultant headcount. Specific to Executive Search, confirmation trends, consultant productivity and average revenue per search are used to measure performance. Productivity is measured by annualized Executive Search net revenue per consultant.

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

Our Compensation Model

At the consultant level, there are fixed and variable components of compensation. Individuals are rewarded for their performance based on a system that directly ties a portion of their compensation to the amount of net revenue for which they are responsible. A portion of the reward may be based upon individual performance against a series of non-financial measures. Credit towards the variable portion of an executive search consultant’s compensation is earned by generating net revenue for winning and executing work. Each quarter, we review and update the expected annual performance of all consultants and accrue variable compensation accordingly. The amount of variable compensation that is accrued for each consultant is based on a tiered payout model. Overall Company performance determines the amount available for total variable compensation. The more net revenue that is generated by the consultant, the higher the percentage credited towards the consultant’s variable compensation and thus accrued by our Company as expense.

The mix of individual consultants who generate revenue can significantly affect the total amount of compensation expense recorded, which directly impacts operating margin. As a result, the variable portion of the compensation expense may fluctuate significantly from quarter to quarter. The total variable compensation is discretionary and is based on Company-wide financial targets approved by the Human Resources and Compensation Committee of the Board of Directors.

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

Beginning in the 2020 second quarter, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which had a material adverse impact on our results of operations. As a result, we identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020 resulting in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability our intangible and other long-lived assets and determined that no impairment was necessary. We continue to monitor the impact of the economic downturn for additional potential impairment of goodwill, other intangible assets and long-lived assets.

In the 2020 third quarter, we implemented a restructuring plan to optimize future growth and profitability. The expected annual cost savings from the restructuring ranges from $30 million to $40 million. The primary components of the restructuring included a workforce reduction, and a reduction of the firm’s real estate expenses, professional fees and the future elimination of certain deferred compensation programs.

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

In the 2021 first quarter, our results of operations were minimally impacted by the pandemic. Our business was well positioned to mitigate the impacts of the pandemic through innovation and finding new ways to serve our clients. Heidrick Connect allowed our Executive Search teams to operate effectively and efficiently while engaging virtually with our clients. Newly created digital solutions for Heidrick Consulting allowed our teams to overcome the barriers presented by an inability to conduct in-person consulting engagements. These innovations and new ways of serving our clients laid the foundation for our improved operating performance this quarter. Consolidated net revenue increased to $193.7 million for the three months ended March 31, 2021 compared to $161.0 million for the three months ended December 31, 2020 and $171.5 million for the three months ended March 31, 2020. Profitability also increased with operating income of $19.6 million for the three months ended March 31, 2021 compared to $8.5 million for the three months ended December 31, 2020 and $18.2 million for the three months ended March 31, 2020.

While our 2021 first quarter results are encouraging, the extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to:

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

Second Quarter 2021 Outlook

We are currently forecasting 2021 second quarter net revenue of between $215 million and $225 million, while acknowledging the continued fluidity of the COVID-19 pandemic that will continue to impact quarterly results. Our 2021 second quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new Executive Search confirmations, Heidrick Consulting assignments, BTG projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in March 2021.

Our 2021 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2020 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2021	2020
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	0.6	2.0
Total revenue	100.6	102.0

Operating expenses
Salaries and benefits	73.0	70.6
General and administrative expenses	14.9	18.8
Restructuring charges	2.0	—
Reimbursed expenses	0.6	2.0
Total operating expenses	90.4	91.4

Operating income	10.1	10.6

Non-operating income (expense)
Interest, net	—	0.4
Other, net	1.6	(2.6)
Net non-operating income (expense)	1.6	(2.2)

Income before income taxes	11.8	8.4

Provision for income taxes	4.1	3.3

Net income	7.7%	5.1%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

We operate our executive search services in the Americas; Europe (which includes Africa); and Asia Pacific (which includes the Middle East) and our Heidrick Consulting services globally (See Note 15, Segment Information).

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
Executive Search
Americas	$116,506	$100,301
Europe	37,643	33,082
Asia Pacific	25,469	22,070
Total Executive Search	179,618	155,453
Heidrick Consulting	14,038	16,028
Revenue before reimbursements (net revenue)	193,656	171,481
Reimbursements	1,075	3,366
Total revenue	$194,731	$174,847

	Three Months Ended March 31,
	2021	2020
Operating income (loss)
Executive Search
Americas (1)	$26,256	$25,732
Europe	4,540	3,049
Asia Pacific	4,144	2,502
Total Executive Search	34,940	31,283
Heidrick Consulting (2)	(4,710)	(4,092)
Total segment operating income	30,230	27,191
Global Operations Support	(10,622)	(9,039)
Total operating income	$19,608	$18,152

(1) Includes restructuring charges of $3.7 million for the three months ended March 31, 2021.
(2) Includes restructuring charges of $0.3 million for the three months ended March 31, 2021.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Total revenue. Consolidated total revenue increased $19.9 million, or 11.4%, to $194.7 million for the three months ended March 31, 2021, from $174.8 million for the three months ended March 31, 2020. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $22.2 million, or 12.9%, to $193.7 million for the three months ended March 31, 2021 from $171.5 million for the three months ended March 31, 2020. Foreign exchange rate fluctuations positively impacted results by $4.7 million, or 2.5%. Executive Search net revenue was $179.6 million for three months ended March 31, 2021, an increase of $24.2 million, or 15.5%, compared to the three months ended March 31, 2020. The increase in Executive Search net revenue was primarily due to a 21.4% increase in the number of confirmed searches compared to the prior year. Heidrick Consulting net revenue decreased $2.0 million, or 12.4%, to $14.0 million for the three months ended March 31, 2021. The decline in Heidrick Consulting revenue was due a large consulting engagement in the prior year and an inability to conduct in-person consulting engagements in 2021, partially offset by a 17.5% increase in the number of consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 373 and 64, respectively, as of March 31, 2021, compared to 396 and 70, respectively, as of March 31, 2020. Executive Search productivity, as measured by annualized net

Executive Search revenue per consultant, was $1.9 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. The average revenue per executive search decreased to $112,900 from $118,600 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $20.3 million, or 16.7%, to $141.4 million for the three months ended March 31, 2021 from $121.1 million for the three months ended March 31, 2020. Fixed compensation increased $0.2 million due to the deferred compensation plan and stock compensation, partially offset by decreases in base salaries and payroll taxes, talent acquisition and retention costs, and separation. Variable compensation increased $20.1 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $3.3 million, or 2.4%.

For the three months ended March 31, 2021, we had an average of 1,583 employees compared to an average of 1,781 employees for the three months ended March 31, 2020.

As a percentage of net revenue, salaries and benefits expense was 73.0% for three months ended March 31, 2021, compared to 70.6% for the three months ended March 31, 2020.

General and administrative expenses. Consolidated general and administrative expenses decreased $3.4 million, or 10.6% to $28.8 million for the three months ended March 31, 2021 from $32.2 million for the three months ended March 31, 2020. The decrease in general and administrative expenses was due to office occupancy and internal travel, partially offset by increases in professional fees, bad debt, and the use of external third-party consultants. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 1.8%.

As a percentage of net revenue, general and administrative expenses were 14.9% for the three months ended March 31, 2021, compared to 18.8% for the three months ended March 31, 2020.

Restructuring charges. The Company incurred approximately $3.9 million in restructuring charges during the three months ended March 31, 2021. During the three months ended September 30, 2020, the Company announced a restructuring plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The charges incurred during the three months ended March 31, 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021. Expected annual costs savings as a result of the restructuring activities for the year ended December 31, 2021 is approximately $36.0 million.

Operating income. Consolidated operating income was $19.6 million, including restructuring charges of $3.9 million, for the three months ended March 31, 2021, compared to $18.2 million for the three months ended March 31, 2020. Foreign exchange rate fluctuations positively impacted operating income by $0.9 million, or 4.0%.

Net non-operating income (expense). Net non-operating income was $3.2 million for the three months ended March 31, 2021, compared to net non-operating expense of $3.8 million for the three months ended March 31, 2020.

Interest, net, was $0.1 million of income for the three months ended March 31, 2021, compared to $0.7 million of income for the three months ended March 31, 2020. The decrease was primarily the result of reduced yields on the Company's investments in U.S. Treasury bills and lower overall par value throughout the quarter on which interest could be earned.

Other, net, was $3.1 million of income for the three months ended March 31, 2021, compared to $4.4 million of expense for the three months ended March 31, 2020. The additional income in the current year is due to a $1.7 million gain on warrants received in exchange for executive search services performed in prior periods and a $1.0 million gain on the Company's deferred compensation plan. Investments, including those held in the Company’s deferred compensation plan, are recorded at fair value, which improved significantly during the three months ended March 31, 2021.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $116.5 million for the three months ended March 31, 2021, an increase of 16.2% from $100.3 million for the three months ended March 31, 2020. The increase in net revenue was due to a 27.4% increase in the number of executive search confirmations from the prior year. All practice groups, with the exception of Consumer Markets, exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.3 million, or 0.3%. There were 194 Executive Search consultants as of March 31, 2021, compared to 206 as of March 31, 2020.

Salaries and benefits expense increased $14.1 million, or 22.5%, compared to the three months ended March 31, 2020. Fixed compensation decreased $0.9 million, due to base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by an increase in the deferred compensation plan and stock compensation. Variable compensation increased $15.0 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $2.1 million, or 17.5%, compared to the three months ended March 31, 2020, due to office occupancy, and internal travel, partially offset by an increase in bad debt.

Restructuring charges for the three months ended March 31, 2021 were $3.7 million. The charges are primarily related to a reduction in the Company's real estate footprint.

The Americas reported operating income of $26.3 million, including restructuring charges of $3.7 million, for the three months ended March 31, 2021, an increase of $0.5 million compared to $25.7 million for the three months ended March 31, 2020.

Europe

Europe reported net revenue of $37.6 million for the three months ended March 31, 2021, an increase of 13.8% from $33.1 million for the three months ended March 31, 2020. The increase in net revenue was due to a 17.7% increase in the number of executive search confirmations. The Life Sciences, Industrial, Financial Services, and Global Technology Services practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $3.0 million, or 8.6%. There were 104 Executive Search consultants as of March 31, 2021, compared to 110 as of March 31, 2020.

Salaries and benefits expense increased $4.1 million, or 17.5%, compared to the three months ended March 31, 2020. Fixed compensation increased $0.6 million for the three months ended March 31, 2021, due to stock compensation, base salaries and payroll taxes, and separation. Variable compensation increased $3.5 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense decreased $1.0 million, or 15.0%, compared to the three months ended March 31, 2020, due to internal travel, hiring fees, office occupancy, and taxes and licenses, partially offset by increases in bad debt and professional fees.

Europe reported operating income of $4.5 million, including a restructuring charge credit of $0.1 million, for the three months ended March 31, 2021, an increase of $1.5 million compared to $3.0 million for the three months ended March 31, 2020.

Asia Pacific

Asia Pacific reported net revenue of $25.5 million for the three months ended March 31, 2021, an increase of 15.4% compared to $22.1 million for the three months ended March 31, 2020. The increase in net revenue was primarily due to an 11.6% increase in the number of executive search confirmations and an increase in the average revenue per executive search. The Consumer Markets, Life Sciences, Industrial, and Global Technology Services practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $1.6 million, or 6.6%. There were 75 Executive Search consultants at March 31, 2021 compared to and 80 at March 31, 2020.

Salaries and benefits expense increased $2.2 million, or 14.6%, compared to the three months ended March 31, 2020. Fixed compensation increased $0.3 million due to base salaries and payroll taxes, and stock compensation, partially offset by a decrease in retirement and benefits. Variable compensation increased $1.9 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.3 million, or 7.5%, compared to the three months ended March 31, 2020, due to internal travel, office occupancy, and bad debt, partially offset by an increase in professional fees.

Asia Pacific reported operating income of $4.1 million, including a restructuring charge credit of $0.1 million, for the three months ended March 31, 2021, an increase of $1.6 million compared to $2.5 million for the three months ended March 31, 2020.

Heidrick Consulting

Heidrick Consulting reported net revenue of $14.0 million for the three months ended March 31, 2021, a decrease of 12.4% compared to $16.0 million for the three months ended March 31, 2020. The decrease in Heidrick Consulting net revenue is due a large consulting project from the prior year that did not reoccur and an inability to execute in-person consulting engagements in 2021, partially offset by a 17.5% increase in the number of consulting engagements compared to the prior year. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 3.0%. There were 64 Heidrick Consulting consultants at March 31, 2021 compared to 70 at March 31, 2020.

Salaries and benefits expense decreased $1.6 million, or 10.8%, compared to the three months ended March 31, 2020. Fixed compensation decreased $0.8 million due to base salaries and payroll taxes, talent acquisition and retention costs, and separation, partially offset by an increase in retirement and benefits. Variable compensation decreased $0.8 million due to a decrease in production.

General and administrative expenses decreased $0.1 million, or 2.1%, compared to the three months ended March 31, 2020, due to due to internal travel, office occupancy, and IT, partially offset by increases in professional fees, the use of external third-party consultants, and hiring fees.

Restructuring charges for the three months ended March 31, 2021 were $0.3 million. The charges are primarily related to a reduction in the Company's real estate footprint.

Heidrick Consulting reported an operating loss of $4.7 million, including restructuring charges of $0.3 million, for the three months ended March 31, 2021, an increase of $0.6 million compared to an operating loss of $4.1 million for the three months ended March 31, 2020.

Global Operations Support

Global Operations Support expenses for the three months ended March 31, 2021, increased $1.6 million, or 17.3%, to $10.6 million from $9.0 million for the three months ended March 31, 2020.

Salaries and benefits expense increased $1.5 million, or 28.3%, due to base salaries and payroll taxes, variable compensation, and stock compensation, partially offset a decrease in separation.

General and administrative expenses increased $0.1 million, or 2.8%, due to information technology, insurance and bank fees, and hiring fees, partially offset by decreases in office occupancy, internal travel, marketing, and communication services.

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

During the three months ended March 31, 2020, we borrowed $100 million under the 2018 Credit Agreement, which was subsequently repaid during the three months ended September 30, 2020.

As of March 31, 2021 and December 31, 2020, we had no outstanding borrowings. In both periods, we were in compliance with the financial and other covenants under the facility and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at March 31, 2021, December 31, 2020, and March 31, 2020 were $184.1 million, $336.5 million and $251.0 million, respectively. The $184.1 million of cash, cash equivalents and marketable securities at March 31, 2021, includes $77.0 million held by our foreign subsidiaries. A portion of the $77.0 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $142.6 million for the three months ended March 31, 2021. This use of cash was primarily the result of cash bonus payments related to 2020 and prior year cash bonus deferrals of $200.3 million partially offset by 2021 bonus accruals and an increase in accounts receivable of $41.2 million associated with an increase in revenue. Other uses of cash included an increase in other assets of $8.0 million associated with unbilled receivables, right-of-use assets and long-term prepaid expenses, an increase in prepaid expenses of $7.9 million, and payments on the restructuring accrual of $2.9 million. These uses of cash were partially offset by net income of $14.8 million, depreciation and amortization of $6.1 million and stock compensation of $3.0 million.

Cash used in operating activities was $165.6 million for the three months ended March, 31, 2020. This use of cash was primarily the result of cash bonus payments related to 2019 and prior year cash bonus deferrals of $222.1 million partially offset by 2020 bonus accruals, an increase in accounts receivable of $24.7 million, an increase in other assets of $9.4 million and an increase in prepaid expenses of $6.6 million, partially offset by net income of $8.7 million and an increase in taxes payable of $4.1 million.

Cash flows provided by investing activities. Cash provided by investing activities was $17.9 million for the three months ended March 31, 2021, due to proceeds from the maturity of available for sale investments of $20.1 million partially offset by purchases of available for sale investments of $1.4 million and capital expenditures of $0.9 million for office build-outs.

Cash provided by investing activities was $57.5 million for the three months ended March 31, 2020, primarily due to proceeds from available for sale investments of $61.4 million, partially offset by purchases of available for sale investments of $2.1 million, and capital expenditures of $1.8 million for office build-outs.

Cash flows provided by (used in) financing activities. Cash used in financing activities was $6.2 million for the three months ended March 31, 2021, due to dividend payments of $3.1 million and employee tax withholding payments on equity transactions of $3.1 million.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

Recently Issued and Adopted Financial Accounting Standards

The information presented in Note 2, Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.6 million for the three months ended March 31, 2021. For financial information by segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2020 Annual Report on Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 24, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 26, 2021

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)