Form 10-Q
period 2021-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2021-07-26
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of July 23, 2021, there were 19,529,323 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Current assets
Cash and cash equivalents	$237,832	$316,473
Marketable securities	—	19,999
Accounts receivable, net of allowances of $7,381 and $6,557, respectively	168,504	88,123
Prepaid expenses	25,040	18,956
Other current assets	33,781	23,279
Income taxes recoverable	5,447	5,856
Total current assets	470,604	472,686

Non-current assets
Property and equipment, net	22,682	23,492
Operating lease right-of-use assets	77,840	92,671
Assets designated for retirement and pension plans	14,001	14,425
Investments	35,365	31,369
Other non-current assets	26,706	24,439
Goodwill	137,401	91,643
Other intangible assets, net	10,903	1,129
Deferred income taxes	36,564	35,958
Total non-current assets	361,462	315,126

Total assets	$832,066	$787,812

Current liabilities
Accounts payable	$17,789	$8,799
Accrued salaries and benefits	198,120	217,908
Deferred revenue	41,915	38,050
Operating lease liabilities	27,572	28,984
Other current liabilities	19,042	23,311
Income taxes payable	13,356	1,186
Total current liabilities	317,794	318,238

Non-current liabilities
Accrued salaries and benefits	53,553	56,925
Retirement and pension plans	56,919	53,496
Operating lease liabilities	75,993	86,816
Other non-current liabilities	28,254	4,735
Total non-current liabilities	214,719	201,972

Total liabilities	532,513	520,210

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,585,777 shares issued, 19,529,323 and 19,359,586 shares outstanding at June 30, 2021 and December 31, 2020, respectively	196	196
Treasury stock at cost, 56,454 and 226,191 shares at June 30, 2021 and December 31, 2020, respectively	(2,002)	(8,041)
Additional paid in capital	228,116	231,048
Retained earnings	70,514	40,982
Accumulated other comprehensive income	2,729	3,417
Total stockholders’ equity	299,553	267,602

Total liabilities and stockholders’ equity	$832,066	$787,812

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Revenue before reimbursements (net revenue)	$259,981	$145,603	$453,637	$317,084
Reimbursements	1,254	2,232	2,329	5,598
Total revenue	261,235	147,835	455,966	322,682

Operating expenses
Salaries and benefits	186,054	104,658	327,417	225,747
General and administrative expenses	27,353	30,846	54,721	62,223
Cost of services	14,675	1,115	16,131	1,978
Impairment charges	—	32,970	—	32,970
Restructuring charges	3,193	—	7,054	—
Reimbursed expenses	1,254	2,232	2,329	5,598
Total operating expenses	232,529	171,821	407,652	328,516

Operating income (loss)	28,706	(23,986)	48,314	(5,834)

Non-operating income (expense)
Interest, net	35	(339)	117	340
Other, net	3,033	3,076	6,115	(1,359)
Net non-operating income (expense)	3,068	2,737	6,232	(1,019)

Income (loss) before income taxes	31,774	(21,249)	54,546	(6,853)

Provision for income taxes	11,009	4,484	18,949	10,214

Net income (loss)	20,765	(25,733)	35,597	(17,067)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	5	1,486	(688)	(2,230)
Net unrealized gain (loss) on available-for-sale investments	—	15	—	(15)
Other comprehensive income (loss), net of tax	5	1,501	(688)	(2,245)

Comprehensive income (loss)	$20,770	$(24,232)	$34,909	$(19,312)

Weighted-average common shares outstanding
Basic	19,510	19,298	19,449	19,245
Diluted	20,115	19,298	20,197	19,245

Earnings (loss) per common share
Basic	$1.06	$(1.33)	$1.83	$(0.89)
Diluted	$1.03	$(1.33)	$1.76	$(0.89)

Cash dividends paid per share	$0.15	$0.15	$0.30	$0.30
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	19,586	$196	226	$(8,041)	$231,048	$40,982	$3,417	$267,602
Net income	—	—	—	—	—	14,832	—	14,832
Other comprehensive loss, net of tax	—	—	—	—	—	—	(693)	(693)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,991	—	—	2,991
Vesting of equity awards, net of tax withholdings	—	—	(138)	4,951	(8,041)	—	—	(3,090)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,905)	—	(2,905)
Dividend equivalents on restricted stock units	—	—	—	—	—	(167)	—	(167)
Balance at March 31, 2021	19,586	$196	88	$(3,090)	$225,998	$52,742	$2,724	$278,570
Net income	—	—	—	—	—	20,765	—	20,765
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,861	—	—	2,861
Vesting of equity awards	—	—	(23)	808	(808)	—	—	—
Re-issuance of treasury stock	—	—	(9)	280	65	—	—	345
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,926)	—	(2,926)
Dividend equivalents on restricted stock units	—	—	—	—	—	(67)	—	(67)
Balance at June 30, 2021	19,586	$196	56	$(2,002)	$228,116	$70,514	$2,729	$299,553
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,586	$196	420	$(14,795)	$228,807	$91,083	$3,824	$309,115
Net income	—	—	—	—	—	8,666	—	8,666
Adoption of accounting standards	—	—	—	—	—	(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,746)	(3,746)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,614	—	—	2,614
Vesting of equity awards, net of tax withholdings	—	—	(109)	3,838	(5,388)	—	—	(1,550)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,876)	—	(2,876)
Dividend equivalents on restricted stock units	—	—	—	—	—	(126)	—	(126)
Balance at March 31, 2020	19,586	$196	311	$(10,957)	$226,033	$96,415	$78	$311,765
Net loss	—	—	—	—	—	(25,733)	—	(25,733)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,501	1,501
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,320	—	—	1,320
Vesting of equity awards	—	—	(48)	1,685	(1,685)	—	—	—
Re-issuance of treasury stock	—	—	(15)	529	(183)	—	—	346
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,891)	—	(2,891)
Dividend equivalents on restricted stock units	—	—	—	—	—	(105)	—	(105)
Balance at June 30, 2020	19,586	$196	248	$(8,743)	$225,485	$67,686	$1,579	$286,203

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows - operating activities
Net income (loss)	$35,597	$(17,067)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,042	4,467
Deferred income taxes	(1,139)	380
Stock-based compensation expense	5,852	3,934
Accretion expense related to earnout payments	181	—
Gain on marketable securities	(1)	(122)
Loss on disposal of property and equipment	115	275
Impairment charges	—	32,970
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(70,980)	(17,013)
Accounts payable	2,497	2,145
Accrued expenses	(24,292)	(129,842)
Restructuring accrual	(4,663)	(1,480)
Deferred revenue	2,878	(2,673)
Income taxes recoverable and payable, net	12,515	6,755
Retirement and pension plan assets and liabilities	1,436	1,275
Prepaid expenses	(5,982)	(4,541)
Other assets and liabilities, net	(18,399)	(4,228)
Net cash used in operating activities	(52,343)	(124,765)

Cash flows - investing activities
Acquisition of business, net of cash acquired	(31,969)	—
Capital expenditures	(2,706)	(4,556)
Purchases of marketable securities and investments	(1,671)	(71,419)
Proceeds from sales of marketable securities and investments	20,315	62,467
Net cash used in investing activities	(16,031)	(13,508)

Cash flows - financing activities
Proceeds from line of credit	—	100,000
Cash dividends paid	(6,065)	(5,997)
Payment of employee tax withholdings on equity transactions	(3,090)	(1,550)
Acquisition earnout payments	—	(2,789)
Net cash (used in) provided by financing activities	(9,155)	89,664

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,112)	(4,350)

Net decrease in cash, cash equivalents and restricted cash	(78,641)	(52,959)
Cash, cash equivalents and restricted cash at beginning of period	316,489	271,719
Cash, cash equivalents and restricted cash at end of period	$237,848	$218,760
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2021 and December 31, 2020, the results of operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue Recognition

See Note 3, Revenue.

Cost of Services

Cost of services consists of third-party contractor costs related to the delivery of various services in the Company's On-Demand Talent and Heidrick Consulting operating segments.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows as of June 30, 2021 and 2020, and December 31, 2020 and 2019:

	June 30,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$237,832	$218,760	$316,473	$271,719
Restricted cash included within other non-current assets	16	—	16	—
Total cash, cash equivalents and restricted cash	$237,848	$218,760	$316,489	$271,719

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$20,765	$(25,733)	$35,597	$(17,067)
Weighted average shares outstanding:
Basic	19,510	19,298	19,449	19,245
Effect of dilutive securities:
Restricted stock units	498	—	593	—
Performance stock units	107	—	155	—
Diluted	20,115	19,298	20,197	19,245
Basic earnings (loss) per share	$1.06	$(1.33)	$1.83	$(0.89)
Diluted earnings (loss) per share	$1.03	$(1.33)	$1.76	$(0.89)
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

Reclassifications

Certain prior year amounts have been recast as a result of the Company's presentation of Cost of services in the Condensed Consolidated Statements of Comprehensive Income (Loss). The reclassifications had no impact on net income (loss), net cash flows or stockholders' equity.

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

Heidrick Consulting

Revenue is recognized as performance obligations are satisfied by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract is generally fixed. Most of the Company's consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of our consulting revenue is recognized over time utilizing both input and output methods. Contracts that contain coaching sessions, training sessions or the completion of assessments are recognized using the output method as each session or assessment is delivered to the client. Contracts that contain general consulting work are recognized using the input method utilizing a measure of progress that is based on time incurred on the project.
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

On-Demand Talent

The Company enters into contracts with clients that outline the general terms and conditions of the assignment to provide on-demand consultants for various types of consulting projects, which consultants may be independent contractors or temporary employees. The consideration the Company expects to receive under each contract is dependent on the time-based fees specified in the contract. Revenue from on-demand engagement performance obligations is recognized over time as clients simultaneously receive and consume the benefits provided by the Company's performance. The Company has applied the practical expedient to recognize revenue for these services in the amount to which the Company has a right to invoice the client, as this amount corresponds directly with the value provided to the client for the performance completed to date. For transactions where a third-party contractor is involved in providing the services to the client, the Company reports the revenue and the related direct costs on a gross basis as it has determined that it is the principal in the transaction. The Company is primarily responsible for fulfilling the promise to provide consulting services to its clients and the Company has discretion in establishing the prices charged to clients for the consulting services and is able to contractually obligate the independent service provider to deliver services and deliverables that the Company has agreed to provide to its clients.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2020 to June 30, 2021:

	June 30, 2021	December 31, 2020	Change
Contract assets
Unbilled receivables, net	$17,434	$9,907	$7,527
Contract assets	12,145	9,745	2,400
Total contract assets	29,579	19,652	9,927

Contract liabilities
Deferred revenue	$41,915	$38,050	$3,865

During the six months ended June 30, 2021, the Company recognized revenue of $31.7 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the six months ended June 30, 2021, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $21.8 million.

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

4.    Credit Losses

The Company is exposed to credit losses primarily through the provision of its executive search and consulting services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of clients' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for clients that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of clients' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2020	$6,557
Provision for credit losses	2,727
Write-offs	(1,877)
Foreign currency translation	(26)
Balance at June 30, 2021	$7,381

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at December 31, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$31,997	$1	$31,997	$—

There were no available for sale debt securities in a loss position at June 30, 2021.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2021	December 31, 2020
Leasehold improvements	$41,232	$40,320
Office furniture, fixtures and equipment	15,147	14,816
Computer equipment and software	24,726	25,544
Property and equipment, gross	81,105	80,680
Accumulated depreciation	(58,423)	(57,188)
Property and equipment, net	$22,682	$23,492

Depreciation expense for the three months ended June 30, 2021 and 2020 was $1.7 million and $1.9 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $3.5 million and $4.1 million, respectively.

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

Office leases have remaining lease terms that range from less than one year to 12.0 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As part of the Company's restructuring plan, a lease component related to one of the Company's offices was abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $3.5 million and $7.5 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows during the three and six months ended June 30, 2021, respectively.

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

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$4,908	$6,186	$9,775	$12,447
Variable lease cost	1,077	1,771	2,305	3,844
Total lease cost	$5,985	$7,957	$12,080	$16,291

Supplemental cash flow information related to the Company's operating leases is as follows for the six months ended June 30:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,407	$15,599
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$898	$10,095

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, is as follows:

	2021	2020
Weighted Average Remaining Lease Term
Operating leases	5.8 years	4.6 years
Weighted Average Discount Rate
Operating leases	3.41%	3.77%

The future maturities of the Company's operating lease liabilities as of June 30, 2021, for the years ended December 31 is as follows:

Operating Lease Maturity
2021	$13,204
2022	26,315
2023	24,049
2024	14,132
2025	6,715
Thereafter	30,212
Total lease payments	114,627
Less: Interest	(11,062)
Present value of lease liabilities	$103,565

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

Cash and Cash Equivalents
Balance at June 30, 2021
Cash	$137,915

Level 1(1):
Money market funds	99,917
Total Level 1	99,917

Total	$237,832

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2020
Cash					$230,490	$—

Level 1(1):
Money market funds					53,986	—
U.S. Treasury securities	51,996	1	(1)	51,996	31,997	19,999
Total Level 1	51,996	1	(1)	51,996	85,983	19,999

Total	$51,996	$1	$(1)	$51,996	$316,473	$19,999

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $21.1 million and $19.5 million as of June 30, 2021 and December 31, 2020, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at June 30, 2021

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$35,365	$—	$—	$35,365	$—	$—

Level 2(2):
Retirement and pension plan assets	15,392	1,391	14,001	—	—	—
Pension benefit obligation	(21,693)	—	—	—	(1,391)	(20,302)
Total Level 2	(6,301)	1,391	14,001	—	(1,391)	(20,302)

Total	$29,064	$1,391	$14,001	$35,365	$(1,391)	$(20,302)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Goodwill	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2020

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$31,369	$—	$—	$—	$31,369	$—	$—

Level 2(2):
Retirement and pension plan assets	15,859	1,434	—	14,425	—	—	—
Pension benefit obligation	(22,351)	—	—	—	—	(1,434)	(20,917)
Total Level 2	(6,492)	1,434	—	14,425	—	(1,434)	(20,917)

Measured on a non-recurring basis:
Level 3(3)(4):
Goodwill	91,643		91,643

Total	$116,520	$1,434	$91,643	$14,425	$31,369	$(1,434)	$(20,917)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the six months ended June 30, 2021:

	Earnout	Contingent Compensation
Balance at December 31, 2020	$—	$(2,390)
Acquisition earnout (See Note 8, Acquisitions)	(23,800)	—
Earnout accretion	(181)	—
Compensation expense	—	(923)
Foreign currency translation	—	(185)
Balance at June 30, 2021	$(23,981)	$(3,498)

Earnout accruals and contingent compensation accruals are recorded within Other non-current liabilities and non-current Accrued salaries and benefits, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

8.    Acquisitions

On April 1, 2021, the Company acquired Business Talent Group, LLC ("BTG"), a market-leader in sourcing high-end, on-demand independent talent. Under the terms of the merger agreement, the Company paid $32.6 million of initial consideration from existing cash for the outstanding equity of BTG. The former owners of BTG are eligible to receive additional cash consideration, which the Company estimates to be between $20.0 million and $30.0 million, based on the achievement of certain revenue and operating income milestones for the period from acquisition through 2022. When estimating the present value of future cash consideration, the Company accrued $23.8 million as of the acquisition date for the earnout liability. The Company recorded an estimated $5.8 million for customer relationships, $3.1 million for software, $1.7 million for a trade name and $45.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. As of the acquisition date, the Company expects that all of the goodwill will be deductible for tax purposes. The fair value estimate of assets acquired and liabilities assumed, including the earnout liability, identifiable intangible assets and goodwill, is pending completion. The Company expects to finalize its estimates of fair value during the three months ended September 30, 2021. Included in the Company's results of operations for the three and six months ended June 30, 2021 are $18.7 million of revenue and $0.2 million of operating income from the acquired entity.

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	June 30, 2021	December 31, 2020
Executive Search
Americas	$91,872	$91,643
Total Executive Search	91,872	91,643
On-Demand Talent	45,529	—
Total goodwill	$137,401	$91,643

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2021, are as follows:

	Executive Search			On-Demand Talent
	Americas	Europe	Asia Pacific		Total
Goodwill	$91,643	$24,475	$8,495	$—	$124,613
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at December 31, 2020	91,643	—	—	—	91,643

BTG acquisition	—	—	—	45,529	45,529
Foreign currency translation	229	—	—	—	229
Balance at June 30, 2021	$91,872	$—	$—	$45,529	$137,401

In April 2021, the Company acquired BTG and included $45.5 million of goodwill related to the acquisition in the On-Demand Talent operating segment.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2021	December 31, 2020
Executive Search
Americas	$168	$225
Europe	643	852
Asia Pacific	43	52
Total Executive Search	854	1,129
On-Demand Talent	10,049	—
Total other intangible assets, net	$10,903	$1,129

In April 2021, the Company acquired BTG and recorded customer relationships, software and trade name intangible assets in the On-Demand Talent operating segment of $5.8 million, $3.1 million and $1.7 million, respectively. The combined weighted-average amortization period for the acquired intangible assets is 7.4 years with amortization periods of 11.0, 3.0 and 3.0 years for the customer relationships, software and trade name, respectively.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	June 30, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.5	$22,343	$(15,947)	$6,396	$16,600	$(15,587)	$1,013
Trade name	3.1	2,483	(827)	1,656	280	(164)	116
Software	3.0	3,110	(259)	2,851	—	—	—
Total intangible assets	7.4	$27,936	$(17,033)	$10,903	$16,880	$(15,751)	$1,129

Intangible asset amortization expense for three months ended June 30, 2021 and 2020 was $0.8 million and $0.2 million, respectively. Intangible amortization expense for the six months ended June 30, 2021 and 2020 was $1.0 million and $0.4 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2021, for the years ended December 31 is as follows:

2021	$1,284
2022	2,774
2023	2,891
2024	1,348
2025	803
Thereafter	1,803
Total	$10,903

10.    Other Current Assets

The components of other current assets are as follows:

	June 30, 2021	December 31, 2020
Contract assets	$29,579	$19,652
Other	4,202	3,627
Total other current assets	$33,781	$23,279

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

During the three months ended March 31, 2020, the Company borrowed $100.0 million under the 2018 Credit Agreement. The Company elected to draw down a portion of the available funds from its revolving line of credit as a precautionary measure to increase its cash position and further enhance its financial flexibility in light of the uncertainty in global markets resulting from the COVID-19 outbreak. The Company subsequently repaid $100.0 million during the three months ended September 30, 2020.

As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the 2018 Credit Agreement and no event of default existed.

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

As of June 30, 2021, 3,306,156 awards have been issued under the Third A&R 2012 Program and 780,235 shares remain available for future awards, including 736,391 forfeited awards. The Third A&R 2012 Program provides that no awards can be granted after May 28, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Salaries and benefits (1)	$5,770	$991	$11,231	$2,795
General and administrative expenses	345	460	345	460
Income tax benefit related to stock-based compensation included in net income (loss)	1,627	385	3,080	864

(1) Includes $3.3 million and $0.1 million of expense related to cash settled restricted stock units for the three months ended June 30, 2021 and 2020, respectively and $5.8 million of expense and $0.7 million of income related to cash settled restricted stock units for the six months ended June 30, 2021 and 2020, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. A portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the six months ended June 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2020	707,864	$28.35
Granted	190,573	37.23
Vested and converted to common stock	(156,746)	28.93
Forfeited	(9,847)	31.42
Outstanding on June 30, 2021	731,844	$30.50

As of June 30, 2021, there was $9.6 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

Performance stock unit activity for the six months ended June 30, 2021 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2020	234,934	$29.80
Granted	106,357	35.99
Vested and converted to common stock	(90,284)	30.60
Forfeited	(18,150)	30.09
Outstanding on June 30, 2021	232,857	$32.29
As of June 30, 2021, there was $5.8 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.1 years.

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

The Company recorded phantom stock-based compensation expense of $3.3 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively. The Company recorded phantom stock-based compensation expense of $5.8 million and income of $0.7 million during the six months ended June 30, 2021 and 2020, respectively.

Phantom stock unit activity for the six months ended June 30, 2021 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2020	351,634
Granted	—
Vested	—
Forfeited	—
Outstanding on June 30, 2021	351,634

As of June 30, 2021, there was $4.0 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.5 years.

13. Restructuring

During the three months ended September 30, 2020, the Company implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Restructuring charges for the three months ended June 30, 2021 by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$(3)	$(54)	$—	$—	$(39)	$(96)
Office related	3,074	—	—	312	(97)	3,289
Total	$3,071	$(54)	$—	$312	$(136)	$3,193

Restructuring charges for the six months ended June 30, 2021 by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$16	$(106)	$(124)	$(44)	$(32)	$(290)
Office related	6,750	—	—	678	(97)	7,331
Other	3	—	—	—	10	13
Total	$6,769	$(106)	$(124)	$634	$(119)	$7,054

Restructuring charges incurred to date, which includes prior period charges, by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$16,220	$8,248	$4,110	$2,590	$1,321	$32,489
Office related	20,992	226	374	2,631	2,018	26,241
Other	34	24	6	71	560	695
Total	$37,246	$8,498	$4,490	$5,292	$3,899	$59,425

The Company anticipates future restructuring charges of $1.0 million to $2.0 million related to further real estate optimization.

Changes to the accrual for restructuring charges for the six months ended June 30, 2021, are as follows:

	Employee Related	Office Related	Other	Total
Outstanding on December 31, 2020	$22,312	$953	$—	$23,265
Restructuring charges	(290)	7,331	13	7,054
Cash payments	(13,276)	(710)	(13)	(13,999)
Non cash write offs	44	(7,503)	—	(7,459)
Other	—	—	—	—
Exchange rate fluctuations	2	—	—	2
Outstanding on June 30, 2021	$8,792	$71	$—	$8,863

Restructuring accruals are recorded within Other current liabilities in the Condensed Consolidated Balance Sheets with the exception of certain employee related accruals. Accruals associated with the elimination of certain deferred compensation programs of $4.9 million and $3.6 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of June 30, 2021. Accruals associated with the elimination of certain deferred compensation programs of $7.2 million and $11.3 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of December 31, 2020.

14.    Income Taxes

The Company reported income before taxes of $31.8 million and an income tax provision of $11.0 million for the three months ended June 30, 2021. The Company reported loss before taxes of $21.2 million and an income tax provision of $4.5 million for the three months ended June 30 2020. The effective tax rates for the three months ended June 30, 2021 and 2020, were 34.6% and (21.1)%, respectively. The effective tax rate for the three months ended June 30, 2021 was impacted by one-time items and the mix of income. The effective tax rate for the three months ended June 30, 2020 was impacted by the tax effect on goodwill impairment and the inability to recognize losses.

The Company reported income before taxes of $54.5 million and an income tax provision of $18.9 million for the six months ended June 30, 2021. The Company reported loss before taxes of $6.9 million and an income tax provision of $10.2 million for the six months ended June 30, 2020. The effective tax rates for the six months ended June 30, 2021 and 2020, were 34.7% and (149.0)%, respectively. The effective tax rate for the six months ended June 30, 2021 was impacted by one-time items and the mix of income. The effective tax rate for the six months ended June 30, 2020, was impacted by the tax effect on goodwill impairment and the inability to recognize losses.

15.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the six months ended June 30, 2021 are as follows:

	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2020	$6,184	$(2,767)	$3,417
Other comprehensive loss before classification, net of tax	(688)	—	(688)
Balance at June 30, 2021	$5,496	$(2,767)	$2,729

16.    Segment Information

In April 2021, the Company acquired BTG, a market-leader in sourcing high-end, on-demand independent talent. As a result of the acquisition, the Company identified a new operating segment, On-Demand Talent. The Company now has five operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally.

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Executive Search
Americas	$147,390	$84,840	$263,896	$185,141
Europe	44,909	30,124	82,552	63,206
Asia Pacific	31,834	19,190	57,303	41,260
Total Executive Search	224,133	134,154	403,751	289,607
On-Demand Talent	18,719	—	18,719	—
Heidrick Consulting	17,129	11,449	31,167	27,477
Revenue before reimbursements (net revenue)	259,981	145,603	453,637	317,084
Reimbursements	1,254	2,232	2,329	5,598
Total revenue	$261,235	$147,835	$455,966	$322,682

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income (loss)
Executive Search
Americas (1)	$34,594	$23,102	$60,850	$48,834
Europe (2)	3,979	(23,067)	8,519	(20,018)
Asia Pacific (3)	4,385	(7,329)	8,529	(4,827)
Total Executive Search	42,958	(7,294)	77,898	23,989
On-Demand Talent	153	—	153	—
Heidrick Consulting (4)	(3,631)	(8,321)	(8,341)	(12,413)
Total segment operating income (loss)	39,480	(15,615)	69,710	11,576
Global Operations Support (5)	(10,774)	(8,371)	(21,396)	(17,410)
Total operating income (loss)	$28,706	$(23,986)	$48,314	$(5,834)

(1) Includes restructuring charges of $3.1 million and $6.8 million for the three and six months ended June 30, 2021, respectively.
(2) Includes restructuring reversals of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively. Includes goodwill impairment charges of $24.5 million for the three and six months ended June 30, 2020.
(3) Includes restructuring reversal of $0.1 million for the six months ended June 30, 2021. Includes goodwill impairment charges of $8.5 million for the three and six months ended June 30, 2020.
(4) Includes restructuring charges of $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
(5) Includes restructuring reversals of $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.

17.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $5.3 million as of June 30, 2021. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

19.    Subsequent Event

On July 13, 2021, the Company entered into a First Amendment to the 2018 Credit Agreement (the “Amendment”). The Amendment provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the 2018 Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Amendment matures on July 13, 2026, extended from October 26, 2023 as set forth in the 2018 Credit Agreement.

Borrowings under the Amendment may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amendment are guaranteed by certain of the Company’s subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

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

Factors that may affect the outcome of the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID-19 pandemic (including the emergence of variant strains) on our business, our consultants and employees, and the overall economy; leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue may be affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; any challenges to the classification of our on-demand talent as independent contractors; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, under the heading "Risk Factors" in Item 1A, as updated in Part II, Item 1A or this report. We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. Heidrick & Struggles International, Inc. (the "Company," "we," "us," or "our") is a leadership advisory firm providing executive search, consulting and on-demand talent services. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

In addition to executive search, we provide consulting services including executive leadership assessment, leadership, team and board development, succession planning, talent strategy, people performance, inter-team collaboration, culture shaping and organizational transformation.

On April 1, 2021, we acquired Business Talent Group ("BTG"), a market-leader in sourcing high-end, on-demand independent talent. BTG provides clients seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. As a result of the acquisition, the Company identified a new operating segment, On-Demand Talent. The Company now has five operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally.

We provide our services to a broad range of clients through the expertise of over 430 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first-year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

On-Demand Talent. Our on-demand services provide clients seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. Our unique model delivers the right independent talent on demand by blending proprietary data and technology with a dedicated Talent Solutions team.

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

A portion of the Company’s management cash bonuses are deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred is recognized on a graded vesting attribution method over the requisite service period. This service period begins on January 1 of the respective fiscal year and continues through the deferral date, which coincides with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19 has significantly impacted various markets around the world, including the United States. Although vaccines are now widely available, we cannot predict the duration of the pandemic or its ongoing impact on our business. The emergence of variant strains of the COVID-19 virus has introduced additional uncertainty.

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees. Our offices are now accessible to our employees, however, we continue to allow our employees to work remotely. During this uncertain time, our critical priorities are:

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

In the 2021 second quarter, our results of operations were not materially impacted by the pandemic. Our business was well positioned to mitigate the impacts of the pandemic through innovation and finding new ways to serve our clients. Heidrick Connect allowed our Executive Search teams to operate effectively and efficiently while engaging virtually with our clients. Newly created digital solutions for Heidrick Consulting allowed our teams to overcome the barriers presented by an inability to conduct in-person consulting engagements. These innovations and new ways of serving our clients laid the foundation for our improved operating performance this quarter. Consolidated net revenue increased to $260.0 million for the three months ended June 30, 2021 compared to $193.7 million for the three months ended March 31, 2021 and $145.6 million for the three months ended June 30, 2020. Profitability also increased with operating income of $28.7 million for the three months ended June 30, 2021 compared to $19.6 million for the three months ended March 31, 2021 and an operating loss of $24.0 million for the three months ended June 30, 2020.

While our 2021 second quarter results are encouraging, the extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to:

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

We expect that all of our business segments, across all of our geographies, will continue to be impacted by the pandemic and actions taken in response to the pandemic to some extent, but the significance of the impact of the pandemic on our business and the duration for which it may have an impact cannot be determined at this time. Specific factors that may impact our business include, but are not limited to:

•a decline in demand for our executive search, consulting and on-demand services due to temporary and permanent workforce reductions, and general economic uncertainty;

•a lengthening of the executive search process due to a slow-down in client decision making;

•an increase in executive searches placed on hold due to delays in planned work by our clients;

•an inability to execute in-person consulting and on-demand engagements; and

•disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain, China and Brazil.

Third Quarter 2021 Outlook

We are currently forecasting 2021 third quarter net revenue of between $245 million and $255 million, while acknowledging the continued fluidity of the COVID-19 pandemic that may continue to impact quarterly results to some extent. Our 2021 third quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new Executive Search confirmations, Heidrick Consulting assignments, On-Demand Talent projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in June 2021.

Our 2021 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2020 Annual Report on Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	0.5	1.5	0.5	1.8
Total revenue	100.5	101.5	100.5	101.8

Operating expenses
Salaries and benefits	71.6	71.9	72.2	71.2
General and administrative expenses	10.5	21.2	12.1	19.6
Cost of services	5.6	0.8	3.6	0.6
Impairment charges	—	22.6	—	10.4
Restructuring charges	1.2	—	1.6	—
Reimbursed expenses	0.5	1.5	0.5	1.8
Total operating expenses	89.4	118.0	89.9	103.6

Operating income (loss)	11.0	(16.5)	10.7	(1.8)

Non-operating income (expense)
Interest, net	—	(0.2)	—	0.1
Other, net	1.2	2.1	1.3	(0.4)
Net non-operating income (expense)	1.2	1.9	1.4	(0.3)

Income (loss) before income taxes	12.2	(14.6)	12.0	(2.2)

Provision for income taxes	4.2	3.1	4.2	3.2

Net income (loss)	8.0%	(17.7)%	7.8%	(5.4)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following tables set forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Executive Search
Americas	$147,390	$84,840	$263,896	$185,141
Europe	44,909	30,124	82,552	63,206
Asia Pacific	31,834	19,190	57,303	41,260
Total Executive Search	224,133	134,154	403,751	289,607
On-Demand Talent	18,719	—	18,719	—
Heidrick Consulting	17,129	11,449	31,167	27,477
Revenue before reimbursements (net revenue)	259,981	145,603	453,637	317,084
Reimbursements	1,254	2,232	2,329	5,598
Total revenue	$261,235	$147,835	$455,966	$322,682

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income (loss)
Executive Search
Americas (1)	$34,594	$23,102	$60,850	$48,834
Europe (2)	3,979	(23,067)	8,519	(20,018)
Asia Pacific (3)	4,385	(7,329)	8,529	(4,827)
Total Executive Search	42,958	(7,294)	77,898	23,989
On-Demand Talent	153	—	153	—
Heidrick Consulting (4)	(3,631)	(8,321)	(8,341)	(12,413)
Total segment operating income (loss)	39,480	(15,615)	69,710	11,576
Global Operations Support (5)	(10,774)	(8,371)	(21,396)	(17,410)
Total operating income (loss)	$28,706	$(23,986)	$48,314	$(5,834)

(1) Includes restructuring charges of $3.1 million and $6.8 million for the three and six months ended June 30, 2021, respectively.
(2) Includes restructuring reversals of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively. Includes goodwill impairment charges of $24.5 million for the three and six months ended June 30, 2020.
(3) Includes restructuring reversal of $0.1 million for the six months ended June 30, 2021. Includes goodwill impairment charges of $8.5 million for the three and six months ended June 30, 2020.
(4) Includes restructuring charges of $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
(5) Includes restructuring reversal of $0.1 million for the three and six months ended June 30, 2021.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Total revenue. Consolidated total revenue increased $113.4 million, or 76.7%, to $261.2 million for the three months ended June 30, 2021, from $147.8 million for the three months ended June 30, 2020. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $114.4 million, or 78.6%, to $260.0 million for the three months ended June 30, 2021 from $145.6 million for the three months ended June 30, 2020. Foreign exchange rate fluctuations positively impacted results by $7.3 million, or 2.9%. Executive Search net revenue was $224.1 million for the three months ended June 30, 2021, an increase of $90.0 million, or 67.1%, compared to the three months ended June 30, 2020. The increase in Executive Search net revenue was primarily due to a 78.0% increase in the number of confirmed searches compared to the prior year. Heidrick Consulting net revenue increased $5.7 million, or 49.6%, to $17.1 million for the three months ended June 30, 2021. The increase in Heidrick Consulting revenue was primarily due to a 101.2% increase in the number of consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 369 and 65, respectively, as of June 30, 2021, compared to 394 and 68, respectively, as of June 30, 2020. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.4 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. The average revenue per executive search decreased to $132,700 from $141,500 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $81.4 million, or 77.8%, to $186.1 million for the three months ended June 30, 2021 from $104.7 million for the three months ended June 30, 2020. Fixed compensation increased $8.5 million due to base salaries and payroll taxes, stock compensation, talent acquisition and retention costs, and retirement and benefits, partially offset by a decrease in the deferred compensation plan. Variable compensation increased $72.9 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $5.6 million, or 3.1%.

For the three months ended June 30, 2021, we had an average of 1,678 employees compared to an average of 1,776 employees for the three months ended June 30, 2020.

As a percentage of net revenue, salaries and benefits expense was 71.6% for the three months ended June 30, 2021, compared to 71.9% for the three months ended June 30, 2020.

General and administrative expenses. Consolidated general and administrative expenses decreased $3.5 million, or 11.3% to $27.4 million for the three months ended June 30, 2021 from $30.8 million for the three months ended June 30, 2020. The decrease in general and administrative expenses was due to office occupancy, professional fees, and bad debt, partially offset by an increase in intangible amortization related to the BTG acquisition. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 2.5%.

As a percentage of net revenue, general and administrative expenses were 10.5% for the three months ended June 30, 2021, compared to 21.2% for the three months ended June 30, 2020.

Cost of services. Consolidated cost of services increased $13.5 million to $14.7 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. The increase is due to the acquisition of BTG.

Impairment charges. During the three months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020. Based on the results of the impairment evaluation, the Company recorded an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended June 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Restructuring charges. The Company incurred approximately $3.2 million in restructuring charges during the three months ended June 30, 2021. During the three months ended September 30, 2020, the Company announced a restructuring plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The charges incurred during the three months ended June 30, 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2021.

Operating income (loss). Consolidated operating income was $28.7 million, including restructuring charges of $3.2 million, for the three months ended June 30, 2021, compared to an operating loss of $24.0 million, including goodwill impairment charges of $33.0 million, for the three months ended June 30, 2020. Foreign exchange rate fluctuations positively impacted operating income by $1.0 million, or 2.2%.

Net non-operating income. Net non-operating income was $3.1 million for the three months ended June 30, 2021, compared to net non-operating expense of $2.7 million for the three months ended June 30, 2020.

Interest, net, was less than $0.1 million of income for the three months ended June 30, 2021, compared to $0.3 million of expense for the three months ended June 30, 2020. The decrease in interest expense in the three months ended June 30, 2021 is due to the repayment of the credit facility that was outstanding in the prior year.

Other, net, was $3.0 million of income for the three months ended June 30, 2021, compared to $3.1 million of income for the three months ended June 30, 2020. The income in the current year is due to a $1.4 million gain on warrants received in exchange for executive search services performed in prior periods and a $1.6 million gain on the Company's deferred compensation plan. The income in the prior year is due to an unrealized gain of $3.2 million on the Company’s deferred compensation plan. Investments held in the Company’s deferred compensation plan are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $147.4 million for the three months ended June 30, 2021, an increase of 73.7% from $84.8 million for the three months ended June 30, 2020. The increase in net revenue was due to a 105.9% increase in the number of executive search confirmations from the prior year. All practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.6 million, or 0.4%. There were 193 Executive Search consultants as of June 30, 2021, compared to 203 as of June 30, 2020.

Salaries and benefits expense increased $50.4 million, or 100.4%, compared to the three months ended June 30, 2020. Fixed compensation increased $0.7 million, due to stock compensation, retirement and benefits, separation, and base salaries and payroll taxes, partially offset by decreases in the deferred compensation plan, and talent acquisition and retention costs. Variable compensation increased $49.7 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $2.4 million, or 20.9%, compared to the three months ended June 30, 2020, due to office occupancy, bad debt, professional fees, and information technology, partially offset by increases in other operating expense, and internal travel.

Restructuring charges for the three months ended June 30, 2021 were $3.1 million. The charges are primarily related to a reduction in the Company's real estate footprint.

The Americas reported operating income of $34.6 million, including restructuring charges of $3.1 million, for the three months ended June 30, 2021, an increase of $11.5 million compared to $23.1 million for the three months ended June 30, 2020.

Europe

Europe reported net revenue of $44.9 million for the three months ended June 30, 2021, an increase of 49.1% from $30.1 million for the three months ended June 30, 2020. The increase in net revenue was due to a 43.9% increase in the number of executive search confirmations. All practice groups, with the exception of Social Impact, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $4.3 million, or 10.5%. There were 99 Executive Search consultants as of June 30, 2021, compared to 113 as of June 30, 2020.

Salaries and benefits expense increased $12.9 million, or 57.2%, compared to the three months ended June 30, 2020. Fixed compensation increased $1.0 million for the three months ended June 30, 2021, due to separation, stock compensation, minimum guarantee and sign-on amortization, and retirement and benefits, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $12.0 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense decreased $0.7 million, or 10.7%, compared to the three months ended June 30, 2020, due to bad debt, office occupancy, and other operating expense, partially offset by an increase in hiring fees and the use of external third-party consultants.

Impairment charges for the three months ended June 30, 2020 were $24.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2020.

Restructuring charges for the three months ended June 30, 2021 were less than $0.1 million of income due to the settlement of estimated employee severance accruals.

Europe reported operating income of $4.0 million, including a restructuring charge credit of $0.1 million, for the three months ended June 30, 2021, an increase of $27.1 million compared to an operating loss of $23.1 million, including goodwill impairment charges of $24.5 million, for the three months ended June 30, 2020.

Asia Pacific

Asia Pacific reported net revenue of $31.8 million for the three months ended June 30, 2021, an increase of 65.9% compared to $19.2 million for the three months ended June 30, 2020. The increase in net revenue was primarily due to a 64.3% increase in the number of executive search confirmations. All practice groups, with the exception of Life Sciences and Social Impact, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $1.8 million, or 6.1%. There were 77 Executive Search consultants at June 30, 2021 compared to 78 at June 30, 2020.

Salaries and benefits expense increased $10.4 million, or 81.2%, compared to the three months ended June 30, 2020. Fixed compensation increased $1.1 million due to retirement and benefits, base salaries and payroll taxes, stock compensation, talent acquisition and retention costs, and separation. Variable compensation increased $9.3 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $1.0 million, or 18.7%, compared to the three months ended June 30, 2020, due to bad debt, marketing, professional fees, and office occupancy, partially offset by increases in internal travel and other operating expense.

Impairment charges for the three months ended June 30, 2020 were $8.5 million as a result of an interim impairment evaluation on the goodwill of the Asia Pacific reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2020.

Asia Pacific reported operating income of $4.4 million for the three months ended June 30, 2021, an increase of $11.7 million compared to an operating loss of $7.3 million, including goodwill impairment charges of $8.5 million, for the three months ended June 30, 2020.

Heidrick Consulting

Heidrick Consulting reported net revenue of $17.1 million for the three months ended June 30, 2021, an increase of 49.6% compared to $11.4 million for the three months ended June 30, 2020. The increase in net revenue was primarily due to an 101.2% increase in the number of consulting engagements. Foreign exchange rate fluctuations positively impacted results by $0.6 million, or 3.9%. There were 65 Heidrick Consulting consultants at June 30, 2021 compared to 68 at June 30, 2020.

Salaries and benefits expense increased $0.5 million, or 3.3%, compared to the three months ended June 30, 2020. Fixed compensation increased $0.8 million due to talent acquisition and retention costs. Variable compensation decreased $0.3 million due to a decrease in cross-collaboration bonus.

General and administrative expenses decreased $0.4 million, or 11.3%, compared to the three months ended June 30, 2020, due to office occupancy, and professional fees, partially offset by increases in information technology, intangible amortization, and hiring fees.

Cost of services increased $0.6 million, or 55.1%, compared to the six months ended June 30, 2020, due to an increase in the number of consulting engagements.

Restructuring charges for the three months ended June 30, 2021 were $0.3 million. The charges are primarily related to a reduction in the Company's real estate footprint.

Heidrick Consulting reported an operating loss of $3.6 million, including restructuring charges of $0.3 million, for the three months ended June 30, 2021, an increase of $4.7 million compared to an operating loss of $8.3 million for the three months ended June 30, 2020.

On-Demand Talent

On-Demand Talent reported net revenue of $18.7 million for the three months ended June 30, 2021.

Salaries and benefits expense was $4.3 million for the three months ended June 30, 2021, due to base salaries and payroll taxes, retirement and benefits and variable compensation.

General and administrative expenses was $1.3 million for the three months ended June 30, 2021, due to intangible amortization, professional fees, and information technology.

Cost of services was $12.9 million for the three months ended June 30, 2021 and consists of third-party contractor costs related to the delivery of various on-demand services.

On-Demand Talent reported operating income of $0.2 million for the three months ended June 30, 2021.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2021, increased $2.4 million, or 28.7%, to $10.8 million from $8.4 million for the three months ended June 30, 2020.

Salaries and benefits expense increased $2.9 million, or 68.7%, due to stock compensation, base salaries and payroll taxes, variable compensation, retirement and benefits, and separation.

General and administrative expenses decreased $0.4 million, or 8.8%, due to professional fees and office occupancy, partially offset by increases in insurance and bank fees, and information technology.

Restructuring charges for the three months ended June 30, 2021 were $0.1 million of income due to the settlement of estimated restructuring accruals.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Total revenue. Consolidated total revenue increased $133.3 million, or 41.3%, to $456.0 million for the six months ended June 30, 2021, from $322.7 million for the six months ended June 30, 2020. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $136.6 million, or 43.1%, to $453.6 million for the six months ended June 30, 2021 from $317.1 million for the six months ended June 30, 2020. Foreign exchange rate fluctuations positively impacted results by $12.0 million, or 2.7%. Executive Search net revenue was $403.8 million for the six months ended June 30, 2021, an increase of $114.1 million, or 39.4%, compared to the six months ended June 30, 2020. The increase in Executive Search net revenue was primarily due to a 45.3% increase in the number of confirmed searches compared to the prior year. Heidrick Consulting net revenue increased $3.7 million, or 13.4%, to $31.2 million for the six months ended June 30, 2021. The increase in Heidrick Consulting revenue was primarily due to a 55.8% increase in the number of consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 369 and 65, respectively, as of June 30, 2021, compared to 394 and 68, respectively, as of June 30, 2020. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.2 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. The average revenue per executive search decreased to $123,100 from $128,300 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $101.7 million, or 45.0%, to $327.4 million for the six months ended June 30, 2021 from $225.7 million for the six months ended June 30, 2020. Fixed compensation increased $8.8 million due to the deferred compensation plan, stock compensation, base salaries and payroll taxes, and retirement and benefits. Variable compensation increased $92.9 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $8.9 million, or 2.8%.

For the six months ended June 30, 2021, we had an average of 1,635 employees compared to an average of 1,778 employees for the six months ended June 30, 2020.

As a percentage of net revenue, salaries and benefits expense was 72.2% for the six months ended June 30, 2021, compared to 71.2% for the six months ended June 30, 2020.

General and administrative expenses. Consolidated general and administrative expenses decreased $7.5 million, or 12.1% to $54.7 million for the six months ended June 30, 2021 from $62.2 million for the six months ended June 30, 2020. The decrease in general and administrative expenses was due to office occupancy, the use of external third party consultants, internal travel, hiring fees, and professional fees, partially offset by increases in intangible amortization and resource library. Foreign exchange rate fluctuations negatively impacted results by $1.1 million, or 2.1%.

As a percentage of net revenue, general and administrative expenses were 12.1% for the six months ended June 30, 2021, compared to 19.6% for the six months ended June 30, 2020.

Cost of services. Consolidated cost of services increased $14.1 million to $16.1 million for the six months ended June 30, 2021 from $2.0 million for the six months ended June 30, 2020. The increase is due to the acquisition of BTG.

Impairment charges. During the six months ended June 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the six months ended June 30, 2020. Based on the results of the impairment evaluation, the Company recorded an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Restructuring charges. The Company incurred approximately $7.1 million in restructuring charges during the six months ended June 30, 2021. During the three months ended September 30, 2020, the Company announced a restructuring plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The charges incurred during the six months ended June 30, 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2021.

Operating income (loss). Consolidated operating income was $48.3 million, including restructuring charges of $7.1 million, for the six months ended June 30, 2021, compared to an operating loss of $5.8 million, including goodwill impairment charges of $33.0 million, for the six months ended June 30, 2020. Foreign exchange rate fluctuations positively impacted operating income by $2.0 million, or 2.8%.

Net non-operating income (expense). Net non-operating income was $6.2 million for the six months ended June 30, 2021, compared to net non-operating expense of $1.0 million for the six months ended June 30, 2020.

Interest, net, was $0.1 million of income for the six months ended June 30, 2021, compared to $0.3 million of income for the six months ended June 30, 2020. The decrease was primarily the result of reduced par values on U.S. Treasury bills throughout the year on which interest could be earned.

Other, net, was $6.1 million of income for the six months ended June 30, 2021, compared to $1.4 million of expense for the six months ended June 30, 2020. The income in the current year is due to a $3.1 million gain on equity received in exchange for executive search services performed in prior periods and a $2.6 million gain on the Company's deferred compensation plan. The expense in the prior year is due to an unrealized loss on the Company’s deferred compensation plan. Investments held in the Company’s deferred compensation plan are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $263.9 million for the six months ended June 30, 2021, an increase of 42.5% from $185.1 million for the six months ended June 30, 2020. The increase in net revenue was due to a 59.0% increase in the number of executive search confirmations from the prior year. All practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 0.1%. There were 193 Executive Search consultants as of June 30, 2021, compared to 203 as of June 30, 2020.

Salaries and benefits expense increased $64.5 million, or 57.2%, compared to the six months ended June 30, 2020. Fixed compensation decreased $0.3 million, due to base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by increases in stock compensation, the deferred compensation plan, and retirement and benefits. Variable compensation increased $64.7 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $4.5 million, or 19.2%, compared to the six months ended June 30, 2020, due to office occupancy, internal travel, bad debt, information technology, and communication services.

Restructuring charges for the six months ended June 30, 2021 were $6.8 million. The charges are primarily related to a reduction in the Company's real estate footprint.

The Americas reported operating income of $60.9 million, including restructuring charges of $6.8 million, for the six months ended June 30, 2021, an increase of $12.0 million compared to $48.8 million for the six months ended June 30, 2020.

Europe

Europe reported net revenue of $82.6 million for the six months ended June 30, 2021, an increase of 30.6% from $63.2 million for the six months ended June 30, 2020. The increase in net revenue was due to a 29.6% increase in the number of executive search confirmations. All practice groups, with the exception of Social Impact, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $7.2 million, or 9.6%. There were 99 Executive Search consultants as of June 30, 2021, compared to 113 as of June 30, 2020.

Salaries and benefits expense increased $17.0 million, or 37.0%, compared to the six months ended June 30, 2020. Fixed compensation increased $1.6 million for the six months ended June 30, 2021, due to stock compensation, separation, and talent acquisition and retention costs, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $15.4 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense decreased $1.6 million, or 12.9%, compared to the six months ended June 30, 2020, due to office occupancy, internal travel, bad debt, and other operating expense, partially offset by increases in professional fees and the use of external third-party consultants.

Impairment charges for the six months ended June 30, 2020 were $24.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2020.

Restructuring charges for the six months ended June 30, 2021 were $0.1 million of income due to the settlement of estimated employee severance accruals.

Europe reported operating income of $8.5 million, including a restructuring credit of $0.1 million, for the six months ended June 30, 2021, an increase of $28.5 million compared to an operating loss of $20.0 million, including goodwill impairment charges of $24.5 million, for the six months ended June 30, 2020.

Asia Pacific

Asia Pacific reported net revenue of $57.3 million for the six months ended June 30, 2021, an increase of 38.9% compared to $41.3 million for the six months ended June 30, 2020. The increase in net revenue was primarily due to an 34.2% increase in the number of executive search confirmations and an increase in the average revenue per executive search. All practice groups, with the exception of Social Impact and Life Sciences, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $3.4 million, or 6.3%. There were 77 Executive Search consultants at June 30, 2021 compared to 78 at June 30, 2020.

Salaries and benefits expense increased $12.6 million, or 45.1%, compared to the six months ended June 30, 2020. Fixed compensation increased $1.5 million due to base salaries and payroll taxes, stock compensation, talent acquisition and retention costs, retirement and benefits, and separation. Variable compensation increased $11.1 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $1.3 million, or 13.6%, compared to the six months ended June 30, 2020, primarily due to bad debt, office occupancy, and marketing.

Impairment charges for the six months ended June 30, 2020 were $8.5 million as a result of an interim impairment evaluation on the goodwill of the Asia Pacific reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2020.

Restructuring charges for the six months ended June 30, 2021 were $0.1 million of income due to the settlement of estimated employee severance accruals.

Asia Pacific reported operating income of $8.5 million, including a restructuring credit of $0.1 million, for the six months ended June 30, 2021, an increase of $13.4 million compared to an operating loss of $4.8 million, including goodwill impairment charges of $8.5 million, for the six months ended June 30, 2020.

Heidrick Consulting

Heidrick Consulting reported net revenue of $31.2 million for the six months ended June 30, 2021, an increase of 13.4% compared to $27.5 million for the six months ended June 30, 2020. The increase in Heidrick Consulting net revenue was primarily due to an 55.8% increase in the number of consulting engagements. Foreign exchange rate fluctuations positively impacted results by $1.1 million, or 3.5%. There were 65 Heidrick Consulting consultants at June 30, 2021 compared to 68 at June 30, 2020.

Salaries and benefits expense decreased $1.1 million, or 3.7%, compared to the six months ended June 30, 2020. Fixed compensation was consistent with the prior year due to base salaries and payroll taxes, and separation, partially offset by increases in retirement and benefits, talent acquisition and retention costs, stock compensation, and the deferred compensation plan. Variable compensation decreased $1.1 million due to a decrease in the cross-collaboration bonus.

General and administrative expenses decreased $1.1 million, or 13.6%, compared to the six months ended June 30, 2020, due to office occupancy, and internal travel, partially offset by increases in hiring fees, professional fees, and intangible amortization.

Cost of services increased $1.2 million, or 61.0%, compared to the six months ended June 30, 2020, due to an increase in the number of consulting confirmations.

Restructuring charges for the six months ended June 30, 2021 were $0.6 million. The charges are primarily related to a reduction in the Company's real estate footprint.

Heidrick Consulting reported an operating loss of $8.3 million, including restructuring charges of $0.6 million, for the six months ended June 30, 2021, an improvement of $4.1 million compared to an operating loss of $12.4 million for the six months ended June 30, 2020.

On-Demand Talent

On-Demand Talent reported net revenue of $18.7 million for the six months ended June 30, 2021.

Salaries and benefits expense was $4.3 million for the six months ended June 30, 2021, due to base salaries and payroll taxes, retirement and benefits and variable compensation.

General and administrative expenses was $1.3 million for the six months ended June 30, 2021, due to intangible amortization, professional fees, and information technology.

Cost of services was $12.9 million for the six months ended June 30, 2021 and consists of third-party contractor costs related to the delivery of various on-demand services.

On-Demand Talent reported operating income of $0.2 million for the six months ended June 30, 2021.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2021, increased $4.0 million, or 22.9%, to $21.4 million from $17.4 million for the six months ended June 30, 2020.

Salaries and benefits expense increased $4.4 million, or 46.5%, due to base salaries and payroll taxes, stock compensation, and retirement and benefits, partially offset by a decrease in separation.

General and administrative expenses decreased $0.3 million, or 3.2%, due to professional fees and office occupancy, partially offset by increases in information technology, and insurance and bank fees.

Liquidity and Capital Resources

General. We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs. We believe that our available cash balances, funds expected to be generated from operations and funds available under our committed revolving credit facility will be sufficient to finance our operations for at least the next 12 months and the foreseeable future, as well as to finance the cash payments associated with our cash dividends and stock repurchase program.

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

As of June 30, 2021 and December 31, 2020, we had no outstanding borrowings. In both periods, we were in compliance with the financial and other covenants under the facility and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at June 30, 2021, December 31, 2020, and June 30, 2020 were $237.8 million, $336.5 million and $287.8 million, respectively. The $237.8 million of cash, cash equivalents and marketable securities at June 30, 2021, includes $91.3 million held by our foreign subsidiaries. A portion of the $91.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $52.3 million for the six months ended June 30, 2021. This use of cash was primarily the result of cash bonus payments related to 2020 and prior year cash bonus deferrals of $200.3 million partially offset by 2021 bonus accruals and an increase in accounts receivable of $71.0 million associated with an increase in revenue. Other uses of cash included an increase in other assets of $18.4 million associated with unbilled receivables, right-of-use assets and long-term prepaid expenses, an increase in prepaid expenses of $6.0 million, and payments on the restructuring accrual of $4.7 million. These uses of cash were partially offset by net income of $35.6 million, depreciation and amortization of $12.0 million and stock compensation of $5.9 million.

Cash used in operating activities was $124.8 million for the six months ended June 30, 2020. This use of cash was primarily the result of cash bonus payments related to 2019 and prior year cash bonus deferrals of $222.1 million partially offset by 2020 bonus accruals, net loss of $17.1 million, and an increase in accounts receivable of $17.0 million, partially offset by impairment charges of $33.0 million and an increase in taxes payable of $6.8 million.

Cash flows used by investing activities. Cash used in investing activities was $16.0 million for the six months ended June 30, 2021, due to the BTG acquisition of $32.0 million, capital expenditures of $2.7 million, and the purchase of marketable securities of $1.7 million, partially offset by the maturity of marketable securities of $20.3 million.

Cash provided by investing activities was $13.5 million for the six months ended June 30, 2020, primarily due to purchases of available for sale investments of $71.4 million and capital expenditures of $4.6 million for office build-outs, partially offset by proceeds from available for sale investments of $62.5 million.

Cash flows provided by (used in) financing activities. Cash used in financing activities was $9.2 million for the six months ended June 30, 2021, due to dividend payments of $6.1 million and employee tax withholding payments on equity transactions of $3.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $1.1 million for the six months ended June 30, 2021. For financial information by segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

There may be adverse tax, legal, and other consequences if the independent contractor classification of our on-demand independent talent is challenged.

On April 1, 2021, the Company acquired BTG, a market-leader in sourcing high-end, on-demand independent talent. We consider the on-demand talent available through BTG primarily as independent contractors. In general, any time a court or administrative agency determines that we or our clients have misclassified a BTG on-demand consultant as an independent contractor, we or our clients could incur tax and other liabilities for failing to properly withhold or pay taxes on the consultant’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction.

We may become subject to administrative inquiries and audits concerning the taxation and classification of our on-demand consultants. There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to clients that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability.

A misclassification determination, allegation, claim, or audit involving our on-demand consultants creates potential exposure for clients and for us, including but not limited to reputational harm and monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security contributions, and workers’ compensation and unemployment insurance; claims of discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages (including but not limited to wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including but not limited to attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement, all of which could adversely impact our business and results of operations.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

10.1	First Amendment to Credit Agreement, dated July 13, 2021, by and among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers Party Thereto, the Lenders Party Thereto and Bank of America, N.A.	8-K	10.1	July 19, 2021
10.2	Separation Agreement and General Release, dated June 30, 2021, by and between Heidrick & Struggles International, Inc. and Kamau Coar	8-K	10.1	July 2, 2021

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 26, 2021

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)