Form 10-Q
period 2021-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2021-10-25
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 0-25837

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

As of October 22, 2021, there were 19,591,527 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Current assets
Cash and cash equivalents	$348,292	$316,473
Marketable securities	—	19,999
Accounts receivable, net of allowances of $7,562 and $6,557, respectively	181,167	88,123
Prepaid expenses	26,624	18,956
Other current assets	34,447	23,279
Income taxes recoverable	4,386	5,856
Total current assets	594,916	472,686

Non-current assets
Property and equipment, net	20,939	23,492
Operating lease right-of-use assets	74,744	92,671
Assets designated for retirement and pension plans	13,672	14,425
Investments	34,738	31,369
Other non-current assets	25,852	24,439
Goodwill	137,047	91,643
Other intangible assets, net	10,223	1,129
Deferred income taxes	36,501	35,958
Total non-current assets	353,716	315,126

Total assets	$948,632	$787,812

Current liabilities
Accounts payable	$18,119	$8,799
Accrued salaries and benefits	305,186	217,908
Deferred revenue	45,284	38,050
Operating lease liabilities	18,992	28,984
Other current liabilities	22,723	23,311
Income taxes payable	14,742	1,186
Total current liabilities	425,046	318,238

Non-current liabilities
Accrued salaries and benefits	52,623	56,925
Retirement and pension plans	55,804	53,496
Operating lease liabilities	63,336	86,816
Other non-current liabilities	28,567	4,735
Total non-current liabilities	200,330	201,972

Total liabilities	625,376	520,210

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,596,607 and 19,585,777 shares issued, 19,591,527 and 19,359,586 shares outstanding at September 30, 2021 and December 31, 2020, respectively	196	196
Treasury stock at cost, 5,080 and 226,191 shares at September 30, 2021 and December 31, 2020, respectively	(181)	(8,041)
Additional paid in capital	229,115	231,048
Retained earnings	92,058	40,982
Accumulated other comprehensive income	2,068	3,417
Total stockholders’ equity	323,256	267,602

Total liabilities and stockholders’ equity	$948,632	$787,812

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Revenue before reimbursements (net revenue)	$263,825	$143,544	$717,462	$460,628
Reimbursements	1,490	957	3,819	6,555
Total revenue	265,315	144,501	721,281	467,183

Operating expenses
Salaries and benefits	185,904	103,893	513,321	329,640
General and administrative expenses	29,155	28,899	83,876	91,122
Cost of services	18,686	870	34,817	2,848
Impairment charges	—	—	—	32,970
Restructuring charges	(3,262)	48,115	3,792	48,115
Reimbursed expenses	1,490	957	3,819	6,555
Total operating expenses	231,973	182,734	639,625	511,250

Operating income (loss)	33,342	(38,233)	81,656	(44,067)

Non-operating income (expense)
Interest, net	90	(180)	207	160
Other, net	145	1,819	6,260	460
Net non-operating income	235	1,639	6,467	620

Income (loss) before income taxes	33,577	(36,594)	88,123	(43,447)

Provision for (benefit from) income taxes	9,079	(10,416)	28,028	(202)

Net income (loss)	24,498	(26,178)	60,095	(43,245)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(661)	849	(1,349)	(1,381)
Net unrealized gain (loss) on available-for-sale investments	—	1	—	(14)
Other comprehensive income (loss), net of tax	(661)	850	(1,349)	(1,395)

Comprehensive income (loss)	$23,837	$(25,328)	$58,746	$(44,640)

Weighted-average common shares outstanding
Basic	19,569	19,351	19,489	19,281
Diluted	20,240	19,351	20,259	19,281

Earnings (loss) per common share
Basic	$1.25	$(1.35)	$3.08	$(2.24)
Diluted	$1.21	$(1.35)	$2.97	$(2.24)

Cash dividends paid per share	$0.15	$0.15	$0.45	$0.45
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	19,586	$196	226	$(8,041)	$231,048	$40,982	$3,417	$267,602
Net income	—	—	—	—	—	14,832	—	14,832
Other comprehensive loss, net of tax	—	—	—	—	—	—	(693)	(693)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,991	—	—	2,991
Vesting of equity awards, net of tax withholdings	—	—	(138)	4,951	(8,041)	—	—	(3,090)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,905)	—	(2,905)
Dividend equivalents on restricted stock units	—	—	—	—	—	(167)	—	(167)
Balance at March 31, 2021	19,586	$196	88	$(3,090)	$225,998	$52,742	$2,724	$278,570
Net income	—	—	—	—	—	20,765	—	20,765
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,861	—	—	2,861
Vesting of equity awards	—	—	(23)	808	(808)	—	—	—
Re-issuance of treasury stock	—	—	(9)	280	65	—	—	345
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,926)	—	(2,926)
Dividend equivalents on restricted stock units	—	—	—	—	—	(67)	—	(67)
Balance at June 30, 2021	19,586	$196	56	$(2,002)	$228,116	$70,514	$2,729	$299,553
Net income	—	—	—	—	—	24,498	—	24,498
Other comprehensive income, net of tax	—	—	—	—	—	—	(661)	(661)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,820	—	—	2,820
Vesting of equity awards	11	—	(51)	1,821	(1,821)	—	—	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,939)	—	(2,939)
Dividend equivalents on restricted stock units	—	—	—	—	—	(15)	—	(15)
Balance at September 30, 2021	19,597	$196	5	$(181)	$229,115	$92,058	$2,068	$323,256
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,586	$196	420	$(14,795)	$228,807	$91,083	$3,824	$309,115
Net income	—	—	—	—	—	8,666	—	8,666
Adoption of accounting standards	—	—	—	—	—	(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,746)	(3,746)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,614	—	—	2,614
Vesting of equity awards, net of tax withholdings	—	—	(109)	3,838	(5,388)	—	—	(1,550)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,876)	—	(2,876)
Dividend equivalents on restricted stock units	—	—	—	—	—	(126)	—	(126)
Balance at March 31, 2020	19,586	$196	311	$(10,957)	$226,033	$96,415	$78	$311,765
Net loss	—	—	—	—	—	(25,733)	—	(25,733)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,501	1,501
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,320	—	—	1,320
Vesting of equity awards	—	—	(48)	1,685	(1,685)	—	—	—
Re-issuance of treasury stock	—	—	(15)	529	(183)	—	—	346
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,891)	—	(2,891)
Dividend equivalents on restricted stock units	—	—	—	—	—	(105)	—	(105)
Balance at June 30, 2020	19,586	$196	248	$(8,743)	$225,485	$67,686	$1,579	$286,203
Net loss	—	—	—	—	—	(26,178)	—	(26,178)
Other comprehensive income, net of tax	—	—	—	—	—	—	850	850
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,212	—	—	3,212
Vesting of equity awards	—	—	(22)	702	(702)	—	—	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,905)	—	(2,905)
Dividend equivalents on restricted stock units	—	—	—	—	—	(116)	—	(116)
Balance at September 30, 2020	19,586	$196	226	$(8,041)	$227,995	$38,487	$2,429	$261,066
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows - operating activities
Net income (loss)	$60,095	$(43,245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,576	20,638
Deferred income taxes	(1,486)	700
Stock-based compensation expense	8,672	7,146
Accretion expense related to earnout payments	363	—
Gain on marketable securities	(1)	(144)
Loss on disposal of property and equipment	127	289
Impairment charges	—	32,970
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(84,877)	(9,616)
Accounts payable	2,931	2,809
Accrued expenses	89,405	(77,776)
Restructuring accrual	(5,024)	6,289
Deferred revenue	6,453	(3,892)
Income taxes recoverable and payable, net	14,937	(11,460)
Retirement and pension plan assets and liabilities	1,443	1,304
Prepaid expenses	(7,724)	(1,229)
Other assets and liabilities, net	(37,114)	2,312
Net cash provided by (used in) operating activities	64,776	(72,905)

Cash flows - investing activities
Acquisition of business, net of cash acquired	(31,969)	—
Capital expenditures	(3,902)	(7,121)
Purchases of marketable securities and investments	(1,997)	(118,668)
Proceeds from sales of marketable securities and investments	20,653	111,633
Net cash used in investing activities	(17,215)	(14,156)

Cash flows - financing activities
Proceeds from line of credit	—	100,000
Payments on line of credit	—	(100,000)
Cash dividends paid	(8,927)	(9,019)
Payment of employee tax withholdings on equity transactions	(3,090)	(1,550)
Acquisition earnout payments	—	(2,789)
Net cash used in financing activities	(12,017)	(13,358)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(3,707)	(723)

Net increase (decrease) in cash, cash equivalents and restricted cash	31,837	(101,142)
Cash, cash equivalents and restricted cash at beginning of period	316,489	271,719
Cash, cash equivalents and restricted cash at end of period	$348,326	$170,577
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2021 and December 31, 2020, the results of operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of September 30, 2021 and 2020, and December 31, 2020 and 2019:

	September 30,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$348,292	$170,577	$316,473	$271,719
Restricted cash included within other non-current assets	34	—	16	—
Total cash, cash equivalents and restricted cash	$348,326	$170,577	$316,489	$271,719

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$24,498	$(26,178)	$60,095	$(43,245)
Weighted average shares outstanding:
Basic	19,569	19,351	19,489	19,281
Effect of dilutive securities:
Restricted stock units	524	—	584	—
Performance stock units	147	—	186	—
Diluted	20,240	19,351	20,259	19,281
Basic earnings (loss) per share	$1.25	$(1.35)	$3.08	$(2.24)
Diluted earnings (loss) per share	$1.21	$(1.35)	$2.97	$(2.24)
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

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this accounting guidance. The effect is not known or reasonably estimable at this time.

Recently Adopted Financial Accounting Standards

On January 1, 2021, the Company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption had no impact on the Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Stockholders' Equity in any period presented.

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

Unbilled receivables: Unbilled revenue represents contract assets from revenue recognized over time in excess of the amount billed to the client and the amount billed to the client is solely dependent upon the passage of time. This amount includes revenue recognized in excess of billed executive search retainers, Heidrick Consulting fees, and On-Demand Talent fees.

Contract assets: Contract assets represent revenue recognized over time in excess of the amount billed to the client and the amount billed to the client is not solely subject to the passage of time. This amount primarily includes revenue recognized for upticks and contingent placement fees in executive search contracts.

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2020 to September 30, 2021:

	September 30, 2021	December 31, 2020	Change
Contract assets
Unbilled receivables, net	$16,584	$9,907	$6,677
Contract assets	13,886	9,745	4,141
Total contract assets	30,470	19,652	10,818

Contract liabilities
Deferred revenue	$45,284	$38,050	$7,234

During the nine months ended September 30, 2021, the Company recognized revenue of $33.6 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the nine months ended September 30, 2021, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $26.0 million.

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

4.    Credit Losses

The Company is exposed to credit losses primarily through the provision of its executive search, consulting, and on-demand talent services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of clients' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for clients that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of clients' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2020	$6,557
Provision for credit losses	4,622
Write-offs	(3,523)
Foreign currency translation	(94)
Balance at September 30, 2021	$7,562

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at September 30, 2021	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$36,198	$1	$36,198	$—

	Less Than 12 Months		Balance Sheet Classification
Balance at December 31, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$31,997	$1	$31,997	$—

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2021	December 31, 2020
Leasehold improvements	$35,980	$40,320
Office furniture, fixtures and equipment	13,858	14,816
Computer equipment and software	24,714	25,544
Property and equipment, gross	74,552	80,680
Accumulated depreciation	(53,613)	(57,188)
Property and equipment, net	$20,939	$23,492

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1.8 million and $2.1 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $5.3 million and $6.2 million, respectively.

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

Office leases have remaining lease terms that range from less than one year to 11.8 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

Under the Company's restructuring plan, a lease component related to one of the Company's offices was abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in useful life, approximately $8.7 million and $1.2 million of right-of-use asset amortization was accelerated and recorded in

Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows during the three and nine months ended September 30, 2021, respectively. Approximately $10.6 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows during the three and nine months ended September 30, 2020. In September 2021, the Company entered into a termination and surrender agreement for this lease component. Under the terms of the agreement, the Company made a one-time payment of $11.7 million to release the Company from all remaining obligations under the lease. At the time of payment, the Company had accrued approximately $17.4 million of lease liabilities related to future payments under the remaining lease term. Upon making the one-time payment, the lease liabilities were relieved, resulting in a gain on termination of approximately $5.7 million, which is recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021.

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

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$4,682	$6,241	$14,457	$18,688
Variable lease cost	1,480	1,048	3,785	4,832
Total lease cost	$6,162	$7,289	$18,242	$23,520

Supplemental cash flow information related to the Company's operating leases is as follows for the nine months ended September 30:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,387	$23,258
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,286	$10,581

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, is as follows:

	2021	2020
Weighted Average Remaining Lease Term
Operating leases	6.5 years	4.4 years
Weighted Average Discount Rate
Operating leases	3.26%	3.75%

The future maturities of the Company's operating lease liabilities as of September 30, 2021, for the years ended December 31 is as follows:

Operating Lease Maturity
2021	$3,976
2022	18,602
2023	16,630
2024	14,592
2025	7,283
Thereafter	30,877
Total lease payments	91,960
Less: Interest	(9,632)
Present value of lease liabilities	$82,328

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

Cash and Cash Equivalents
Balance at September 30, 2021
Cash	$165,934

Level 1(1):
Money market funds	80,161
U.S. Treasury securities	102,197
Total Level 1	182,358

Total	$348,292

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2020
Cash					$230,490	$—

Level 1(1):
Money market funds					53,986	—
U.S. Treasury securities	$51,996	$1	$(1)	$51,996	31,997	19,999
Total Level 1	51,996	1	(1)	51,996	85,983	19,999

Total	$51,996	$1	$(1)	$51,996	$316,473	$19,999

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $21.2 million and $19.5 million as of September 30, 2021 and December 31, 2020, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at September 30, 2021

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$34,738	$—	$—	$34,738	$—	$—

Level 2(2):
Retirement and pension plan assets	15,031	1,359	13,672	—	—	—
Pension benefit obligation	(21,184)	—	—	—	(1,359)	(19,825)
Total Level 2	(6,153)	1,359	13,672	—	(1,359)	(19,825)

Total	$28,585	$1,359	$13,672	$34,738	$(1,359)	$(19,825)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Goodwill	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2020

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$31,369	$—	$—	$—	$31,369	$—	$—

Level 2(2):
Retirement and pension plan assets	15,859	1,434	—	14,425	—	—	—
Pension benefit obligation	(22,351)	—	—	—	—	(1,434)	(20,917)
Total Level 2	(6,492)	1,434	—	14,425	—	(1,434)	(20,917)

Measured on a non-recurring basis:
Level 3(3)(4):
Goodwill	91,643		91,643

Total	$116,520	$1,434	$91,643	$14,425	$31,369	$(1,434)	$(20,917)

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

Contingent Consideration and Compensation

The former owners of the Company's acquisitions are eligible to receive additional cash compensation based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration and compensation are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration and compensation using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the nine months ended September 30, 2021:

	Earnout	Contingent Compensation
Balance at December 31, 2020	$—	$(2,390)
Acquisition earnout (See Note 8, Acquisitions)	(23,800)	—
Earnout accretion	(363)	—
Compensation expense	—	(1,398)
Foreign currency translation	—	139
Balance at September 30, 2021	$(24,163)	$(3,649)

Earnout accruals and contingent compensation accruals are recorded within Other non-current liabilities and non-current Accrued salaries and benefits, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

8.    Acquisitions

On April 1, 2021, the Company acquired Business Talent Group, LLC ("BTG"), a market-leader in sourcing high-end, on-demand independent talent. Under the terms of the merger agreement, the Company paid $32.6 million of initial consideration from existing cash for the outstanding equity of BTG. The former owners of BTG are eligible to receive additional cash consideration, which the Company estimates to be between $20.0 million and $30.0 million, based on the achievement of certain revenue and operating income milestones for the period from acquisition through 2022. When estimating the present value of future cash consideration, the Company accrued $23.8 million as of the acquisition date for the earnout liability. The Company recorded $5.8 million for customer relationships, $3.1 million for software, $1.7 million for a trade name and $45.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. As of the acquisition date, the Company expects that all of the goodwill will be deductible for tax purposes. The fair value estimate of assets acquired and liabilities assumed, including the earnout liability, identifiable intangible assets and goodwill, is pending completion. The Company expects to finalize its estimates of fair value during the three months ended December 31, 2021. Included in the Company's results of operations for the three and nine months ended September 30, 2021 are $24.3 million and $43.0 million of revenue, respectively, and $0.9 million and $1.0 million of operating income, respectively, from the acquired entity.

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	September 30, 2021	December 31, 2020
Executive Search
Americas	$91,518	$91,643
Total Executive Search	91,518	91,643
On-Demand Talent	45,529	—
Total goodwill	$137,047	$91,643

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2021, are as follows:

	Executive Search			On-Demand Talent
	Americas	Europe	Asia Pacific		Total
Goodwill	$91,643	$24,475	$8,495	$—	$124,613
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at December 31, 2020	91,643	—	—	—	91,643

BTG acquisition	—	—	—	45,529	45,529
Foreign currency translation	(125)	—	—	—	(125)
Balance at September 30, 2021	$91,518	$—	$—	$45,529	$137,047

In April 2021, the Company acquired BTG and included $45.5 million of goodwill related to the acquisition in the On-Demand Talent operating segment.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2021	December 31, 2020
Executive Search
Americas	$122	$225
Europe	544	852
Asia Pacific	37	52
Total Executive Search	703	1,129
On-Demand Talent	9,520	—
Total other intangible assets, net	$10,223	$1,129

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

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	September 30, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.5	$22,144	$(16,000)	$6,144	$16,600	$(15,587)	$1,013
Trade name	3.1	2,445	(958)	1,487	280	(164)	116
Software	3.0	3,110	(518)	2,592	—	—	—
Total intangible assets	7.5	$27,699	$(17,476)	$10,223	$16,880	$(15,751)	$1,129

Intangible asset amortization expense for the three months ended September 30, 2021 and 2020 was $0.8 million and $0.2 million, respectively. Intangible amortization expense for the nine months ended September 30, 2021 and 2020 was $1.8 million and $0.6 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2021, for the years ended December 31 is as follows:

2021	$626
2022	2,763
2023	2,885
2024	1,346
2025	801
Thereafter	1,802
Total	$10,223

10.    Other Current Assets

The components of other current assets are as follows:

	September 30, 2021	December 31, 2020
Contract assets	$30,470	$19,652
Other	3,977	3,627
Total other current assets	$34,447	$23,279

11.    Line of Credit

On July 13, 2021, the Company entered into a First Amendment to the 2018 Credit Agreement (the "Amendment"). The Amendment provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the 2018 Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Amendment matures on July 13, 2026, extended from October 26, 2023 as set forth in the 2018 Credit Agreement.

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

As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amendment and no event of default existed.

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

As of September 30, 2021, 3,369,759 awards have been issued under the Third A&R 2012 Program, including 742,624 forfeited awards, and 722,865 shares remain available for future awards. The Third A&R 2012 Program provides that no awards can be granted after May 28, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Salaries and benefits (1)	$3,321	$3,850	$14,552	$6,645
General and administrative expenses	—	—	345	460
Income tax benefit related to stock-based compensation included in net income (loss)	886	1,022	3,976	1,886

(1) Includes $0.5 million and $0.7 million of expense related to cash settled restricted stock units for the three months ended September 30, 2021 and 2020, respectively, and $6.2 million and less than $0.1 million of expense related to cash settled restricted stock units for the nine months ended September 30, 2021 and 2020, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. A portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the nine months ended September 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2020	707,864	$28.35
Granted	254,176	38.84
Vested and converted to common stock	(218,950)	30.65
Forfeited	(16,080)	30.90
Outstanding on September 30, 2021	727,010	$31.27

As of September 30, 2021, there was $10.5 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

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

Performance stock unit activity for the nine months ended September 30, 2021 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2020	234,934	$29.80
Granted	106,357	35.99
Vested and converted to common stock	(90,284)	30.60
Forfeited	(18,150)	30.09
Outstanding on September 30, 2021	232,857	$32.29
As of September 30, 2021, there was $5.7 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.9 years.

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

The Company recorded phantom stock-based compensation expense of $0.5 million and $0.7 million during the three months ended September 30, 2021 and 2020, respectively. The Company recorded phantom stock-based compensation expense of $6.2 million and less than $0.1 million during the nine months ended September 30, 2021 and 2020, respectively.

Phantom stock unit activity for the nine months ended September 30, 2021 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2020	351,634
Granted	63,575
Vested	(61,539)
Forfeited	(4,807)
Outstanding on September 30, 2021	348,863

As of September 30, 2021, there was $6.1 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.1 years.

13. Restructuring

During the three months ended September 30, 2020, the Company implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Restructuring charges (reversals) for the three months ended September 30, 2021 by type of charge (reversal) and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$4	$9	$—	$—	$94	$107
Office related	(2,891)	—	—	(279)	(199)	(3,369)
Total	$(2,887)	$9	$—	$(279)	$(105)	$(3,262)

Restructuring charges (reversals) for the nine months ended September 30, 2021 by type of charge (reversal) and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$20	$(97)	$(124)	$(44)	$62	$(183)
Office related	3,859	—	—	399	(296)	3,962
Other	3	—	—	—	10	13
Total	$3,882	$(97)	$(124)	$355	$(224)	$3,792

Restructuring charges incurred to date, which includes prior period charges, by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$16,224	$8,257	$4,110	$2,590	$1,415	$32,596
Office related	18,101	226	374	2,352	1,819	22,872
Other	34	24	6	71	560	695
Total	$34,359	$8,507	$4,490	$5,013	$3,794	$56,163

As part of the Company's reduction in real estate expenses, a lease component related to one of the Company's offices was abandoned. In September 2021, the Company entered into a termination and surrender agreement for this lease component. Under the terms of the agreement, the Company made a one-time payment of $11.7 million to release the Company from all remaining obligations under the lease. At the time of payment, the Company had accrued approximately $17.4 million of lease liabilities related to future payments under the remaining lease term. Upon making the one-time payment, the lease liabilities were relieved, resulting in a gain on termination of approximately $5.7 million, which is recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021.

Changes to the accrual for restructuring charges for the nine months ended September 30, 2021, are as follows:

	Employee Related	Office Related	Other	Total
Outstanding on December 31, 2020	$22,312	$953	$—	$23,265
Restructuring charges	(183)	3,962	13	3,792
Cash payments	(13,701)	(712)	(13)	(14,426)
Non cash write offs	44	(4,147)	—	(4,103)
Other	—	—	—	—
Exchange rate fluctuations	(77)	—	—	(77)
Outstanding on September 30, 2021	$8,395	$56	$—	$8,451

Restructuring accruals are recorded within Other current liabilities in the Condensed Consolidated Balance Sheets with the exception of certain employee related accruals. Accruals associated with the elimination of certain deferred compensation programs of $4.9 million and $3.6 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of September 30, 2021. Accruals associated with the elimination of certain deferred compensation programs of $7.2 million and $11.3 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of December 31, 2020.

14.    Income Taxes

The Company reported income before taxes of $33.6 million and an income tax provision of $9.1 million for the three months ended September 30, 2021. The Company reported loss before taxes of $36.6 million and an income tax benefit of $10.4 million for the three months ended September 30, 2020. The effective tax rates for the three months ended September 30, 2021 and 2020, were 27.0% and 28.5%, respectively. The effective tax rate for the three months ended September 30, 2021 was impacted by one-time items and the mix of income. The effective tax rate for the three months ended September 30, 2020 was impacted by the tax effect on restructuring expense, the inability to recognize losses, and taxes based on gross receipts.

The Company reported income before taxes of $88.1 million and an income tax provision of $28.0 million for the nine months ended September 30, 2021. The Company reported loss before taxes of $43.4 million and an income tax benefit of $0.2 million for the nine months ended September 30, 2020. The effective tax rates for the nine months ended September 30, 2021 and 2020, were 31.8% and 0.5%, respectively. The effective tax rate for the nine months ended September 30, 2021 was impacted by one-time items and the mix of income. The effective tax rate for the nine months ended September 30, 2020 was impacted by the inability to deduct goodwill impairment, the inability to recognize losses, and taxes based on gross receipts, offset by the benefit provided by restructuring expense.

15.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the nine months ended September 30, 2021 are as follows:

	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2020	$6,184	$(2,767)	$3,417
Other comprehensive loss before classification, net of tax	(1,349)	—	(1,349)
Balance at September 30, 2021	$4,835	$(2,767)	$2,068

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

The revenue and operating income (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Executive Search
Americas	$148,844	$79,947	$412,740	$265,088
Europe	42,676	28,902	125,228	92,108
Asia Pacific	30,126	20,394	87,429	61,654
Total Executive Search	221,646	129,243	625,397	418,850
On-Demand Talent	24,287	—	43,006	—
Heidrick Consulting	17,892	14,301	49,059	41,778
Revenue before reimbursements (net revenue)	263,825	143,544	717,462	460,628
Reimbursements	1,490	957	3,819	6,555
Total revenue	$265,315	$144,501	$721,281	$467,183

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income (loss)
Executive Search
Americas (1)	$38,972	$(7,934)	$99,822	$40,900
Europe (2)	4,795	(6,856)	13,314	(26,874)
Asia Pacific (3)	4,712	(1,726)	13,241	(6,553)
Total Executive Search	48,479	(16,516)	126,377	7,473
On-Demand Talent	881	—	1,034	—
Heidrick Consulting (4)	(2,556)	(9,286)	(10,897)	(21,699)
Total segment operating income (loss)	46,804	(25,802)	116,514	(14,226)
Global Operations Support (5)	(13,462)	(12,431)	(34,858)	(29,841)
Total operating income (loss)	$33,342	$(38,233)	$81,656	$(44,067)

(1) Includes restructuring reversal of $2.9 million and restructuring charges of $3.9 million for the three and nine months ended September 30, 2021, respectively. Includes restructuring charges of $27.6 million for the three and nine months ended September 30, 2020.
(2) Includes restructuring charges of less than $0.1 million and a restructuring reversal of $0.1 million for the three and nine months ended September 30, 2021, respectively. Includes restructuring charges of $9.6 million for the three and nine months ended September 30, 2020. Includes goodwill impairment charges of $24.5 million for the nine months ended September 30, 2020.
(3) Includes restructuring reversal of $0.1 million for the nine months ended September 30, 2021. Includes restructuring charges of $4.6 million for the three and nine months ended September 30, 2020. Includes goodwill impairment charges of $8.5 million for the nine months ended September 30, 2020.
(4) Includes restructuring reversal of $0.3 million and restructuring charges of $0.4 million for the three and nine months ended September 30, 2021, respectively. Includes restructuring charges of $4.5 million for the three and nine months ended September 30, 2020.

(5) Includes restructuring reversals of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Includes restructuring charges of $1.9 million for the three and nine months ended September 30, 2020.

17.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.6 million as of September 30, 2021. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

19.    Subsequent Event

On October 15, 2021, the Company acquired Heidrick & Struggles Finland OY ("H&S Finland"), a Finland-based executive search firm, for initial consideration of $1.6 million with an anticipated future payment in 2023, subject to the achievement of certain agreed upon financial performance targets. The Company previously had an affiliate relationship with H&S Finland, whereby the Company had no financial investment in H&S Finland, but received licensing fees for the use of the Company's name and database.

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

Factors that may affect the outcome of the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID-19 pandemic (including the emergence of variant strains) on our business, our consultants and employees, and the overall economy; leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue may be affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; any challenges to the classification of our on-demand talent as independent contractors; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, under the heading "Risk Factors" in Item 1A, as updated in our subsequent quarterly reports on Form 10-Q and other filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services to a broad range of clients through the expertise of over 430 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses ("net revenue") consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first-year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

We employ a global approach to executive search built on better insights, more data and faster decision making facilitated by the use of our proprietary Infinity Framework and Heidrick Connect. Our Infinity Framework allows clients to holistically evaluate a candidate's pivotal experience and expertise, leadership capabilities, agility and potential, and culture fit and impact, thereby allowing our clients to find the right person for the role. We supplement our Infinity Framework through a series of additional online tools including our Leadership Accelerator, Leadership Signature and Culture Signature assessments. Heidrick Connect, a completely digital, always available client experience portal allows our clients to access talent insights for each engagement, including the Infinity Framework and other proprietary assessment tools. In response to working remotely, our Executive Search teams employed Heidrick Connect to operate effectively and efficiently while engaging virtually with our clients. Additionally, we have introduced upgrades to Heidrick Connect, resulting in greater flexibility, increased productivity and the ability to deliver more insights to our clients.

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

For each assignment, we enter into a contract with our client that outlines the general terms and conditions of the assignment. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, executive search firms often are authorized to bill the client for one-third of the excess. We refer to this excess compensation billing as uptick revenue. We also bill our clients for indirect expenses, which are calculated as a percentage of the retainer with certain dollar limits per search. Revenue before reimbursements of out-of-pocket expenses ("net revenue") consists of retainers, an estimate of uptick revenue and indirect expenses billed to clients. We generally bill our clients for our retainer and indirect expenses in one-third increments over a three-month period commencing in the month of a client's acceptance of the contract with uptick revenue billed upon the completion of the engagement.

Heidrick Consulting. Our consulting services include leadership assessment and development, executive coaching and on-boarding, succession planning, team and board effectiveness, organizational performance acceleration, workforce planning and culture shaping. Applying our deep understanding of the behaviors and attributes of leaders across many of the world’s premier companies, we guide our clients as they build a thriving culture of future-ready leadership. These premium services and offerings, which complement our Executive Search expertise, significantly contribute to our ability to deliver a full-service human capital consulting solution to our clients. We continue to focus on increasing the scale and impact of our Heidrick Consulting business and expect to improve the operating margins of this important business as we do so. Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually in response to required social distancing practices.

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

Beginning in the 2020 second quarter, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which had a material adverse impact on our results of operations. As a result, we identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020 resulting in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability our intangible and other long-lived assets and determined that no impairment was necessary. We continue to monitor our goodwill, other intangible assets and long-lived assets for potential impairment.

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

Moving forward, we will continue with our real estate strategy, which consists of three objectives: 1) matching our real estate footprint to the new, post-pandemic office occupancy expectations; 2) creating open and collaborative environments, including unassigned work spaces that facilitate work from anywhere; and 3) increasing our focus on reducing our carbon footprint as part of our long-term sustainability goals. We believe we have opportunity to further decrease costs primarily through lease renewals and rightsizing offices where it makes business sense.

In the 2021 third quarter, our results of operations were not materially impacted by the pandemic. Our business was well positioned to mitigate the impacts of the pandemic through innovation and finding new ways to serve our clients. Heidrick Connect allowed our Executive Search teams to operate effectively and efficiently while engaging virtually with our clients. Newly created digital solutions for Heidrick Consulting allowed our teams to overcome the barriers presented by an inability to conduct in-person consulting engagements. These innovations and new ways of serving our clients laid the foundation for our improved operating performance this quarter. Consolidated net revenue increased to $263.8 million for the three months ended September 30, 2021 compared to $260.0 million for the three months ended June 30, 2021 and $143.5 million for the three months ended September 30, 2020. Profitability also increased with operating income of $33.3 million for the three months ended September 30, 2021 compared to $28.7 million for the three months ended June 30, 2021 and an operating loss of $38.2 million for the three months ended September 30, 2020.

While our 2021 third quarter results are encouraging, the extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to:

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

Fourth Quarter 2021 Outlook

We are currently forecasting 2021 fourth quarter net revenue of between $255 million and $265 million, while acknowledging the continued fluidity of the COVID-19 pandemic that may continue to impact quarterly results to some extent. Our 2021 fourth quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new Executive Search confirmations, Heidrick Consulting assignments, On-Demand Talent projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in September 2021.

Our 2021 guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2020 Annual Report on Form 10-K, as updated in our subsequent quarterly reports on Form 10-Q and in our other filings with the SEC. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	0.6	0.7	0.5	1.4
Total revenue	100.6	100.7	100.5	101.4

Operating expenses
Salaries and benefits	70.5	72.4	71.5	71.6
General and administrative expenses	11.1	20.1	11.7	19.8
Cost of services	7.1	0.6	4.9	0.6
Impairment charges	—	—	—	7.2
Restructuring charges	(1.2)	33.5	0.5	10.4
Reimbursed expenses	0.6	0.7	0.5	1.4
Total operating expenses	87.9	127.3	89.2	111.0

Operating income (loss)	12.6	(26.6)	11.4	(9.6)

Non-operating income (expense)
Interest, net	—	(0.1)	—	—
Other, net	0.1	1.3	0.9	0.1
Net non-operating income	0.1	1.1	0.9	0.1

Income (loss) before income taxes	12.7	(25.5)	12.3	(9.4)

Provision for (benefit from) income taxes	3.4	(7.3)	3.9	—

Net income (loss)	9.3%	(18.2)%	8.4%	(9.4)%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following tables set forth, for the periods indicated, our revenue and operating income (loss) by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Executive Search
Americas	$148,844	$79,947	$412,740	$265,088
Europe	42,676	28,902	125,228	92,108
Asia Pacific	30,126	20,394	87,429	61,654
Total Executive Search	221,646	129,243	625,397	418,850
On-Demand Talent	24,287	—	43,006	—
Heidrick Consulting	17,892	14,301	49,059	41,778
Revenue before reimbursements (net revenue)	263,825	143,544	717,462	460,628
Reimbursements	1,490	957	3,819	6,555
Total revenue	$265,315	$144,501	$721,281	$467,183

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income (loss)
Executive Search
Americas (1)	$38,972	$(7,934)	$99,822	$40,900
Europe (2)	4,795	(6,856)	13,314	(26,874)
Asia Pacific (3)	4,712	(1,726)	13,241	(6,553)
Total Executive Search	48,479	(16,516)	126,377	7,473
On-Demand Talent	881	—	1,034	—
Heidrick Consulting (4)	(2,556)	(9,286)	(10,897)	(21,699)
Total segment operating income	46,804	(25,802)	116,514	(14,226)
Global Operations Support (5)	(13,462)	(12,431)	(34,858)	(29,841)
Total operating income	$33,342	$(38,233)	$81,656	$(44,067)

(1) Includes restructuring reversal of $2.9 million and restructuring charges of $3.9 million for the three and nine months ended September 30, 2021, respectively. Includes restructuring charges of $27.6 million for the three and nine months ended September 30, 2020.
(2) Includes restructuring charges of less than $0.1 million and a restructuring reversal of $0.1 million for the three and nine months ended September 30, 2021, respectively. Includes restructuring charges of $9.6 million for the three and nine months ended September 30, 2020. Includes goodwill impairment charges of $24.5 million for the nine months ended September 30, 2020.
(3) Includes restructuring reversal of $0.1 million for the nine months ended September 30, 2021. Includes restructuring charges of $4.6 million for the three and nine months ended September 30, 2020. Includes goodwill impairment charges of $8.5 million for the nine months ended September 30, 2020.
(4) Includes restructuring reversal of $0.3 million and restructuring charges of $0.4 million for the three and nine months ended September 30, 2021, respectively. Includes restructuring charges of $4.5 million for the three and nine months ended September 30, 2020.
(5) Includes restructuring reversals of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Includes restructuring charges of $1.9 million for the three and nine months ended September 30, 2020.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Total revenue. Consolidated total revenue increased $120.8 million, or 83.6%, to $265.3 million for the three months ended September 30, 2021, from $144.5 million for the three months ended September 30, 2020. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $120.3 million, or 83.8%, to $263.8 million for the three months ended September 30, 2021 from $143.5 million for the three months ended September 30, 2020. Foreign exchange rate fluctuations positively impacted results by $2.3 million, or 1.6%. Executive Search net revenue was $221.6 million for the three months ended September 30, 2021, an increase of $92.4 million, or 71.5%, compared to the three months ended September 30, 2020. The increase in Executive Search net revenue was primarily due to a 42.0% increase in the number of confirmed searches compared to the prior year. Heidrick Consulting net revenue increased $3.6 million, or 25.1%, to $17.9 million for the three months ended September 30, 2021. The increase in Heidrick Consulting revenue was primarily due to a 59.3% increase in the number of consulting engagements compared to the prior year. The acquisition of On-Demand Talent in the second quarter of 2021 contributed $24.3 million to the increase in net revenue for the third quarter.

The number of Executive Search and Heidrick Consulting consultants was 368 and 66, respectively, as of September 30, 2021, compared to 362 and 63, respectively, as of September 30, 2020. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.4 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. The average revenue per executive search increased to $133,800 from $110,800 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $82.0 million, or 78.9%, to $185.9 million for the three months ended September 30, 2021, from $103.9 million for the three months ended September 30, 2020. Fixed compensation increased $5.0 million due to base salaries and payroll taxes, and retirement and benefits, partially offset by decreases in the deferred compensation plan and stock compensation. Variable compensation increased $77.0 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $1.7 million, or 1.7%.

For the three months ended September 30, 2021, we had an average of 1,760 employees compared to an average of 1,696 employees for the three months ended September 30, 2020.

As a percentage of net revenue, salaries and benefits expense was 70.5% for the three months ended September 30, 2021, compared to 72.4% for the three months ended September 30, 2020.

General and administrative expenses. Consolidated general and administrative expenses increased $0.3 million, or 0.9%, to $29.2 million for the three months ended September 30, 2021, from $28.9 million for the three months ended September 30, 2020. The increase in general and administrative expenses was due to information technology, intangible amortization related to the On-Demand Talent acquisition, earnout accretion, and internal travel, partially offset by decreases in professional fees and office occupancy. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.7%.

As a percentage of net revenue, general and administrative expenses were 11.1% for the three months ended September 30, 2021, compared to 20.1% for the three months ended September 30, 2020.

Cost of services. Consolidated cost of services increased $17.8 million to $18.7 million for the three months ended September 30, 2021, from $0.9 million for the three months ended September 30, 2020. The increase is primarily due to the acquisition of On-Demand Talent.

Restructuring charges. The Company recorded a $3.3 million restructuring reversal during the three months ended September 30, 2021, and $48.1 million in restructuring charges during the three months ended September 30, 2020. During the three months ended September 30, 2020, the Company announced a restructuring plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. The reversal and charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2021, and 2020.

Operating income (loss). Consolidated operating income was $33.3 million, including a restructuring reversal of $3.3 million, for the three months ended September 30, 2021, compared to an operating loss of $38.2 million, including restructuring charges of $48.1 million, for the three months ended September 30, 2020. Foreign exchange rate fluctuations positively impacted operating income by $0.4 million, or 3.9%.

Net non-operating income. Net non-operating income was $0.2 million for the three months ended September 30, 2021, compared to net non-operating income of $1.6 million for the three months ended September 30, 2020.

Interest, net, was $0.1 million of income for the three months ended September 30, 2021, compared to $0.2 million of expense for the three months ended September 30, 2020. The decrease in interest expense in the three months ended September 30, 2021, is due to the repayment of the credit facility that was outstanding in the prior year.

Other, net, was $0.1 million of income for the three months ended September 30, 2021, compared to $1.8 million of income for the three months ended September 30, 2020. The income in the current year is due to a $0.7 million gain on equity received in exchange for executive search services performed in prior periods, partially offset by a $0.7 million loss on the Company's deferred compensation plan. The income in the prior year is due to an unrealized gain of $1.6 million on the Company’s deferred compensation plan.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $148.8 million for the three months ended September 30, 2021, an increase of 86.2% from $79.9 million for the three months ended September 30, 2020. The increase in net revenue was primarily due to a 60.4% increase in the number of executive search confirmations from the prior year. All practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 0.5%. There were 193 Executive Search consultants as of September 30, 2021, compared to 188 as of September 30, 2020.

Salaries and benefits expense increased $52.6 million, or 104.0%, compared to the three months ended September 30, 2020. Fixed compensation decreased $1.0 million due to the deferred compensation plan, stock compensation, and talent acquisition and retention costs, partially offset by increases in base salaries and payroll taxes, and retirement and benefits. Variable compensation increased $53.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.2 million, or 1.7%, compared to the three months ended September 30, 2020, due to office occupancy, partially offset by increases in internal travel.

The Company recorded a $2.9 million restructuring reversal during the three months ended September 30, 2021, and $27.6 million in restructuring charges during the three months ended September 30, 2020. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

The Americas reported operating income of $39.0 million, including a restructuring reversal of $2.9 million, for the three months ended September 30, 2021, an increase of $46.9 million compared to an operating loss of $7.9 million, including restructuring charges of $27.6 million, for the three months ended September 30, 2020.

Europe

Europe reported net revenue of $42.7 million for the three months ended September 30, 2021, an increase of 47.7% from $28.9 million for the three months ended September 30, 2020. The increase in net revenue was primarily due to a 36.0% increase in the number of executive search confirmations. All practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $1.2 million, or 4.2%. There were 100 Executive Search consultants as of September 30, 2021, compared to 103 as of September 30, 2020.

Salaries and benefits expense increased $11.2 million, or 53.9%, compared to the three months ended September 30, 2020. Fixed compensation decreased $0.2 million due to base salaries and payroll taxes, partially offset by increases in retirement and benefits, and talent acquisition and retention costs. Variable compensation increased $11.4 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $0.5 million, or 9.1%, compared to the three months ended September 30, 2020, due to office occupancy, hiring fees, and internal travel, partially offset by a decrease in professional fees.

The Company recorded $9.6 million in restructuring charges during the three months ended September 30, 2020. The restructuring charges primarily related to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Europe reported operating income of $4.8 million for the three months ended September 30, 2021, an increase of $11.7 million compared to an operating loss of $6.9 million, including restructuring charges of $9.6 million, for the three months ended September 30, 2020.

Asia Pacific

Asia Pacific reported net revenue of $30.1 million for the three months ended September 30, 2021, an increase of 47.7% compared to $20.4 million for the three months ended September 30, 2020. The increase in net revenue was primarily due to a 10.8% increase in the number of executive search confirmations and an increase in the average revenue per executive search. All practice groups, with the exception of Healthcare and Life Sciences, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 1.6%. There were 75 Executive Search consultants at September 30, 2021, compared to 71 at September 30, 2020.

Salaries and benefits expense increased $8.0 million, or 60.1%, compared to the three months ended September 30, 2020. Fixed compensation increased $0.7 million due to retirement and benefits, talent acquisition and retention costs, and base salaries and payroll taxes, partially offset by a decrease in stock compensation. Variable compensation increased $7.3 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.1 million, or 3.5%, compared to the three months ended September 30, 2020, primarily due to office occupancy.

The Company recorded $4.6 million in restructuring charges during the three months ended September 30, 2020. The restructuring charges primarily related to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Asia Pacific reported operating income of $4.7 million for the three months ended September 30, 2021, an increase of $6.4 million compared to an operating loss of $1.7 million, including restructuring charges of $4.6 million, for the three months ended September 30, 2020.

On-Demand Talent

On-Demand Talent reported net revenue of $24.3 million for the three months ended September 30, 2021.

Salaries and benefits expense was $4.9 million for the three months ended September 30, 2021, primarily due to base salaries and payroll taxes.

General and administrative expense was $1.6 million for the three months ended September 30, 2021, due to intangible amortization, earnout accretion, professional fees, and information technology.

Cost of services was $16.9 million for the three months ended September 30, 2021, and consists of third-party contractor costs related to the delivery of various on-demand services.

On-Demand Talent reported operating income of $0.9 million for the three months ended September 30, 2021.

Heidrick Consulting

Heidrick Consulting reported net revenue of $17.9 million for the three months ended September 30, 2021, an increase of 25.1% compared to $14.3 million for the three months ended September 30, 2020. The increase in net revenue was primarily due to an 59.3% increase in the number of consulting engagements. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 2.2%. There were 66 Heidrick Consulting consultants at September 30, 2021 compared to 63 at September 30, 2020.

Salaries and benefits expense increased $1.7 million, or 12.5%, compared to the three months ended September 30, 2020. Fixed compensation decreased $0.1 million due to talent acquisition and retention costs, partially offset by an increase in retirement and benefits. Variable compensation increased $1.8 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $1.0 million, or 22.8%, compared to the three months ended September 30, 2020, primarily due to professional fees.

Cost of services increased $0.9 million, or 106.4%, compared to the three months ended September 30, 2020, due to an increase in the number of consulting engagements.

The Company recorded a $0.3 million restructuring reversal during the three months ended September 30, 2021, and $4.5 million in restructuring charges during the three months ended September 30, 2020. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Heidrick Consulting reported an operating loss of $2.6 million, including a restructuring reversal of $0.3 million, for the three months ended September 30, 2021, an increase of $6.7 million compared to an operating loss of $9.3 million, including restructuring charges of $4.5 million, for the three months ended September 30, 2020.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2021, increased $1.0 million, or 8.3%, to $13.5 million from $12.4 million for the three months ended September 30, 2020.

Salaries and benefits expense increased $3.6 million, or 64.7%, due to variable compensation, base salaries and payroll taxes, and retirement and benefits.

General and administrative expenses decreased $0.5 million, or 9.9%, due to professional fees, partially offset by increases in information technology and office occupancy.

The Company recorded a $0.1 million restructuring reversal during the three months ended September 30, 2021 and $1.9 million in restructuring charges during the three months ended September 30, 2020. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Total revenue. Consolidated total revenue increased $254.1 million, or 54.4%, to $721.3 million for the nine months ended September 30, 2021, from $467.2 million for the nine months ended September 30, 2020. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $256.8 million, or 55.8%, to $717.5 million for the nine months ended September 30, 2021, from $460.6 million for the nine months ended September 30, 2020. Foreign exchange rate fluctuations positively impacted results by $14.3 million, or 3.1%. Executive Search net revenue was $625.4 million for the nine months ended September 30, 2021, an increase of $206.5 million, or 49.3%, compared to the nine months ended September 30, 2020. The increase in Executive Search net revenue was primarily due to a 44.3% increase in the number of confirmed searches compared to the prior year. Heidrick Consulting net revenue increased $7.3 million, or 17.4%, to $49.1 million for the nine months ended September 30, 2021. The increase in Heidrick Consulting revenue was primarily due to a 56.9% increase in the number of consulting engagements compared to the prior year. The acquisition of On-Demand Talent in the prior quarter contributed $43.0 million to the increase in net revenue.

The number of Executive Search and Heidrick Consulting consultants was 368 and 66, respectively, as of September 30, 2021, compared to 362 and 63, respectively, as of September 30, 2020. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.3 million and $1.4 million for the nine months ended September 30, 2021, and 2020, respectively. The average revenue per executive search decreased to $126,700 from $122,400 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $183.7 million, or 55.7%, to $513.3 million for the nine months ended September 30, 2021, from $329.6 million for the nine months ended September 30, 2020. Fixed compensation increased $13.8 million due to stock compensation, base salaries and payroll taxes, retirement and benefits, the deferred compensation plan, and separation, partially offset by a decrease in talent acquisition and retention costs. Variable compensation increased $169.9 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $10.6 million, or 3.2%.

For the nine months ended September 30, 2021, we had an average of 1,676 employees compared to an average of 1,746 employees for the nine months ended September 30, 2020.

As a percentage of net revenue, salaries and benefits expense was 71.5% for the nine months ended September 30, 2021, compared to 71.6% for the nine months ended September 30, 2020.

General and administrative expenses. Consolidated general and administrative expenses decreased $7.2 million, or 8.0%, to $83.9 million for the nine months ended September 30, 2021, from $91.1 million for the nine months ended September 30, 2020. The decrease in general and administrative expenses was due to office occupancy, professional fees, and internal travel, partially offset by increases in intangible amortization, earnout accretion, and information technology. Foreign exchange rate fluctuations negatively impacted results by $1.3 million, or 1.4%.

As a percentage of net revenue, general and administrative expenses were 11.7% for the nine months ended September 30, 2021, compared to 19.8% for the nine months ended September 30, 2020.

Cost of services. Consolidated cost of services increased $32.0 million to $34.8 million for the nine months ended September 30, 2021, from $2.8 million for the nine months ended September 30, 2020. The increase is due to the acquisition of On-Demand Talent.

Impairment charges. During the nine months ended September 30, 2020, and as a direct result of the economic impact of COVID-19, the Company experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the nine months ended September 30, 2020. Based on the results of the impairment evaluation, the Company recorded an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2020. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Restructuring charges. The Company incurred $3.8 million and $48.1 million in restructuring charges during the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2020, the Company announced a restructuring plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2021, and 2020.

Operating income (loss). Consolidated operating income was $81.7 million, including restructuring charges of $3.8 million, for the nine months ended September 30, 2021, compared to an operating loss of $44.1 million, including goodwill impairment charges of $33.0 million and restructuring charges of $48.1 million, for the nine months ended September 30, 2020. Foreign exchange rate fluctuations positively impacted operating income by $2.3 million, or 3.6%.

Net non-operating income. Net non-operating income was $6.5 million for the nine months ended September 30, 2021, compared to $0.6 million for the nine months ended September 30, 2020.

Interest, net, was $0.2 million of income for the nine months ended September 30, 2021, and 2020. The income is primarily related to interest earned on U.S. Treasury bills throughout the year.

Other, net, was $6.3 million of income for the nine months ended September 30, 2021, compared to $0.5 million of income for the nine months ended September 30, 2020. The income in the current year is due to a $4.2 million gain on equity received in exchange for executive search services performed in prior periods and a $1.9 million unrealized gain on the Company's deferred compensation plan.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $412.7 million for the nine months ended September 30, 2021, an increase of 55.7% from $265.1 million for the nine months ended September 30, 2020. The increase in net revenue was primarily due to a 59.7% increase in the number of executive search confirmations from the prior year. All practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.7 million, or 0.3%. There were 193 Executive Search consultants as of September 30, 2021, compared to 188 as of September 30, 2020.

Salaries and benefits expense increased $117.1 million, or 71.7%, compared to the nine months ended September 30, 2020. Fixed compensation decreased $1.3 million due to talent acquisition and retention costs, partially offset by increases in stock compensation, retirement and benefits, and the deferred compensation plan. Variable compensation increased $118.4 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $4.7 million, or 14.1%, compared to the nine months ended September 30, 2020, due to office occupancy, internal travel, and communication services.

The Company recorded $3.9 million in restructuring charges during the nine months ended September 30, 2021, and $27.6 million in restructuring charges during the nine months ended September 30, 2020. The current year restructuring charges primarily relate to a reduction in the Company's real estate footprint. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

The Americas reported operating income of $99.8 million, including restructuring charges of $3.9 million, for the nine months ended September 30, 2021, an increase of $58.9 million compared to $40.9 million, including restructuring charges of $27.6 million, for the nine months ended September 30, 2020.

Europe

Europe reported net revenue of $125.2 million for the nine months ended September 30, 2021, an increase of 36.0% from $92.1 million for the nine months ended September 30, 2020. The increase in net revenue was due primarily to a 31.8% increase in the number of executive search confirmations. All practice groups, with the exception of Social Impact, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $8.5 million, or 9.2%. There were 100 Executive Search consultants as of September 30, 2021, compared to 103 as of September 30, 2020.

Salaries and benefits expense increased $28.2 million, or 42.2%, compared to the nine months ended September 30, 2020. Fixed compensation increased $1.4 million for the nine months ended September 30, 2021, due to stock compensation, talent acquisition and retention costs, separation, and retirement and benefits, partially offset by decreases in base salaries and payroll taxes. Variable compensation increased $26.8 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense decreased $1.1 million, or 6.3%, compared to the nine months ended September 30, 2020, due to internal travel, and professional fees, partially offset by an increase in hiring fees and office occupancy.

Impairment charges for the nine months ended September 30, 2020, were $24.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2020.

The Company recorded a restructuring reversal of $0.1 million for the nine months ended September 30, 2021 due to the settlement of estimated employee severance accruals. The Company recorded $9.6 million in restructuring charges during the nine months ended September 30, 2020. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Europe reported operating income of $13.3 million, including a restructuring reversal of $0.1 million, for the nine months ended September 30, 2021, an increase of $40.2 million compared to an operating loss of $26.9 million, including goodwill impairment charges of $24.5 million and restructuring charges of $9.6 million, for the nine months ended September 30, 2020.

Asia Pacific

Asia Pacific reported net revenue of $87.4 million for the nine months ended September 30, 2021, an increase of 41.8% compared to $61.7 million for the nine months ended September 30, 2020. The increase in net revenue was primarily due to an 25.6% increase in the number of executive search confirmations and an increase in the average revenue per executive search. All practice groups, with the exception of Social Impact and Healthcare and Life Sciences, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $3.7 million, or 6.1%. There were 75 Executive Search consultants at September 30, 2021, compared to 71 at September 30, 2020.

Salaries and benefits expense increased $20.6 million, or 49.9%, compared to the nine months ended September 30, 2020. Fixed compensation increased $2.2 million due to base salaries and payroll taxes, stock compensation, retirement and benefits, and talent acquisition and retention costs. Variable compensation increased $18.4 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $1.5 million, or 10.5%, compared to the nine months ended September 30, 2020, due to office occupancy and bad debt.

Impairment charges for the nine months ended September 30, 2020, were $8.5 million as a result of an interim impairment evaluation on the goodwill of the Asia Pacific reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2020.

The Company recorded a restructuring reversal of $0.1 million for the nine months ended September 30, 2021 due to the settlement of estimated employee severance accruals. The Company recorded $4.6 million in restructuring charges during the nine months ended September 30, 2020. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Asia Pacific reported operating income of $13.2 million, including a restructuring reversal of $0.1 million, for the nine months ended September 30, 2021, an increase of $19.8 million compared to an operating loss of $6.6 million, including goodwill impairment charges of $8.5 million and restructuring charges of $4.6 million, for the nine months ended September 30, 2020.

On-Demand Talent

On-Demand Talent reported net revenue of $43.0 million for the nine months ended September 30, 2021.

Salaries and benefits expense was $9.2 million for the nine months ended September 30, 2021, due to base salaries and payroll taxes, and variable compensation.

General and administrative expenses were $2.9 million for the nine months ended September 30, 2021, due to intangible amortization, professional fees, and information technology.

Cost of services was $29.8 million for the nine months ended September 30, 2021, and consists of third-party contractor costs related to the delivery of various on-demand services.

On-Demand Talent reported operating income of $1.0 million for the nine months ended September 30, 2021.

Heidrick Consulting

Heidrick Consulting reported net revenue of $49.1 million for the nine months ended September 30, 2021, an increase of 17.4% compared to $41.8 million for the nine months ended September 30, 2020. The increase in Heidrick Consulting net revenue was primarily due to an 56.9% increase in the number of consulting engagements. Foreign exchange rate fluctuations positively impacted results by $1.4 million, or 3.3%. There were 66 Heidrick Consulting consultants at September 30, 2021 compared to 63 at September 30, 2020.

Salaries and benefits expense increased $0.6 million, or 1.5%, compared to the nine months ended September 30, 2020. Fixed compensation decreased less than $0.1 million due to base salaries and payroll taxes, partially offset by increases in retirement and benefits, and stock compensation. Variable compensation increased $0.7 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $2.2 million, or 16.8%, compared to the nine months ended September 30, 2020, due to external client services, professional fees, internal travel, and office occupancy, partially offset by increases in hiring fees and intangible amortization.

Cost of services increased $2.1 million, or 74.9%, compared to the nine months ended September 30, 2020, due to an increase in the number of consulting engagements.

Restructuring charges for the nine months ended September 30, 2021 and 2020 were $0.4 million and $4.5 million, respectively. The current year restructuring charges primarily relate to a reduction in the Company's real estate footprint. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Heidrick Consulting reported an operating loss of $10.9 million, including restructuring charges of $0.4 million, for the nine months ended September 30, 2021, an improvement of $10.8 million compared to an operating loss of $21.7 million, including restructuring charges of $4.5 million, for the nine months ended September 30, 2020.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2021, increased $5.0 million, or 16.8%, to $34.9 million from $29.8 million for the nine months ended September 30, 2020.

Salaries and benefits expense increased $7.9 million, or 53.2%, due to variable compensation, base salaries and payroll taxes, stock compensation, and retirement and benefits, partially offset by a decrease in separation.

General and administrative expenses decreased $0.8 million, or 5.8%, due to professional fees and office occupancy, partially offset by increases in information technology, and insurance and bank fees.

The Company recorded a $0.2 million restructuring reversal during the nine months ended September 30, 2021 and $1.9 million in restructuring charges during the nine months ended September 30, 2020. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

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

Lines of credit. On July 13, 2021, the Company entered into a First Amendment to the 2018 Credit Agreement (the "Amendment"). The Amendment provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the 2018 Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Amendment matures on July 13, 2026, extended from October 26, 2023 as set forth in the 2018 Credit Agreement.

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

As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amendment and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at September 30, 2021, December 31, 2020, and September 30, 2020 were $348.3 million, $336.5 million and $237.6 million, respectively. The $348.3 million of cash, cash equivalents and marketable securities at September 30, 2021, includes $121.6 million held by our foreign subsidiaries. A portion of the $121.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows provided by (used in) operating activities. Cash provided by operating activities was $64.8 million for the nine months ended September 30, 2021, due to 2021 cash bonus accruals, partially offset by cash bonus payments, net income of $60.1 million, depreciation and amortization of $16.6 million, stock compensation of $8.7 million, and deferred revenue of $6.5 million. This inflow of cash was partially offset by an increase in accounts receivable of $84.9 million associated with an increase in revenue. Other uses of cash included an increase in other assets of $37.1 million associated with unbilled receivables, right-of-use assets and lease liabilities, an increase in prepaid expenses of $7.7 million, and payments on the restructuring accrual of $5.0 million.

Cash used in operating activities was $72.9 million for the nine months ended September 30, 2020. This use of cash was primarily the result of cash bonus payments related to 2019 and prior year cash bonus deferrals partially offset by 2020 bonus accruals, net loss of $43.2 million, a decrease in income taxes payable of $11.5 million, and an increase in accounts receivable of $9.6 million, partially offset by impairment charges of $33.0 million, depreciation and amortization of $20.6 million, stock compensation of $7.1 million, and an increase in the restructuring accrual of $6.3 million.

Cash flows used by investing activities. Cash used in investing activities was $17.2 million for the nine months ended September 30, 2021, due to the On-Demand Talent acquisition of $32.0 million, capital expenditures of $3.9 million, and the purchase of marketable securities of $2.0 million, partially offset by the maturity of marketable securities of $20.7 million.

Cash used in investing activities was $14.2 million for the nine months ended September 30, 2020, primarily due to purchases of available for sale investments of $118.7 million and capital expenditures of $7.1 million for office build-outs, partially offset by proceeds from available for sale investments of $111.6 million.

Cash flows used in financing activities. Cash used in financing activities was $12.0 million for the nine months ended September 30, 2021, due to dividend payments of $8.9 million and employee tax withholding payments on equity transactions of $3.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $1.8 million for the nine months ended September 30, 2021. For financial information by segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 18, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2020 Annual Report on Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 24, 2021, other than the additional risk factors set forth below.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*10.1	Director and Officer Indemnification Agreement

10.2	First Amendment to Credit Agreement dated as of July 13, 2021 among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers Party Thereto, the Lenders Party Thereto and Bank of America, N.A.	8-K	10.1	July 19, 2021

10.3	Separation Agreement and General Release, dated June 30, 2021, by and between Heidrick & Struggles International, Inc. and Kamau Coar	8-K	10.1	July 2, 2021

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 25, 2021

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)