Form 10-K
period 2021-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2022-02-28
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S. C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 30, 2021 was approximately $717,354,629 based upon the closing market price of $44.55 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of February 25, 2022, there were 19,591,527 shares of the Company’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2022, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide by helping them to improve the effectiveness of their leadership teams. When we use the terms “Heidrick & Struggles,” “the Company,” “we,” “us” and “our,” in this Form 10-K, we mean Heidrick & Struggles International, Inc. a Delaware corporation, and its consolidated subsidiaries. We provide our services to a broad range of clients through the expertise of over 430 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for more than 60 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

Our service offerings include the following:

Executive Search. We partner with our clients - respected organizations across the globe - to help them build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. Through our unique relationship-based, data-driven approach, we help our clients find the right leaders, set them up for success, and accelerate their and their team’s performance.

We believe focusing on top-level senior executives provides the opportunity for several competitive advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our executive search services primarily on a retained basis.

We employ a global approach to executive search built on better insights, more data and faster decision making facilitated by the use of our Infinity Framework and Heidrick Connect. Our Infinity Framework allows clients to holistically evaluate a candidate's pivotal experience and expertise, leadership capabilities, agility and potential, and culture fit and impact, thereby allowing our clients to find the right person for the role. We supplement our Infinity Framework through a series of additional online tools including our Leadership Accelerator, Leadership Signature and Culture Signature assessments. Heidrick Connect, a completely digital, always available client experience portal allows our clients to access talent insights for each engagement, including the Infinity Framework and other internally developed assessment tools. In response to working remotely, our Executive Search teams employed Heidrick Connect to operate effectively and efficiently while engaging virtually with our clients. Additionally, we have introduced upgrades to Heidrick Connect, resulting in greater flexibility, increased productivity and the ability to deliver more insights to our clients.

The executive search industry consists of several thousand executive search firms worldwide. Executive search firms are generally separated into two broad categories: retained search and contingency search. Retained executive search firms fulfill their clients’ senior leadership needs by identifying potentially qualified candidates and assisting clients in evaluating and assessing these candidates. Retained executive search firms generally are compensated for their services regardless of whether the client employs a candidate identified by the search firm and are generally retained on an exclusive basis. Typically, retained executive search firms are paid a retainer for their services equal to approximately one-third of the estimated first year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, executive search firms often are authorized to bill the client for one-third of the excess. In contrast, contingency search firms are compensated only upon successfully placing a recommended candidate.

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

On-Demand Talent. In April 2021, we acquired Business Talent Group, LLC ("BTG"), a market-leader in sourcing high-end, on-demand independent talent. Our on-demand services provide clients seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. Our unique model delivers the right independent talent on demand by blending proprietary data and technology with a dedicated Talent Solutions team.As a result of the acquisition,we identified a new operating segment, On-Demand Talent. This segment represented less than 10% of our net revenue in 2021.

Heidrick Consulting. As a complement and extension of our search services, we partner with organizations through Heidrick Consulting to unlock the power of their people. Our tools and experts use data and technology to bring science to the art of human capital development and organizational design. Our services allow our clients to accelerate their strategies and the effectiveness of individual leaders, teams and organizations as a whole.

Heidrick Consulting offers our clients groundbreaking approaches to human capital development through a myriad of solutions, ranging from leadership assessment and development, team and organization acceleration, digital acceleration and innovation, diversity and inclusion advisory services, and culture shaping. Applying our deep understanding of the behaviors and attributes of leaders across many of the world’s premier companies, we guide our clients as they build a thriving culture of future-ready leadership. These premium services and offerings, which complement our Executive Search expertise, significantly contribute to our ability to deliver a full-service human capital consulting solution to our clients.

We continue to focus on increasing the scale and impact of our Heidrick Consulting business and expect to improve the operating margins of this important business as we do so. Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually in response to the global pandemic. This segment represented less than 10% of our net revenue in 2021.

Organization

Our organizational structure, which is arranged by geography, service offering and industry and functional practices, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for leadership talent.

Geographic Structure. We provide senior-level executive search and consulting services to our clients worldwide through a network of 48 offices in 28 countries including our affiliates. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations and potential adverse tax consequences. For a more complete description of the risks associated with our business see the Section in this Form 10-K entitled “Risk Factors”.

In addition to our wholly owned subsidiaries, our worldwide network includes affiliate relationships in South Africa and Turkey. We have no financial investment in these affiliates but receive licensing fees from them for the use of our name and our databases. Licensing fees are less than 1% of our net revenue.

Information by Geography. We operate our Executive Search services in three geographic regions, each of which is reported as a separate reporting segment: the Americas (which includes the countries in North and South America); Europe

(which includes the continents of Europe and Africa); and Asia Pacific (which includes Asia and the region generally known as the Middle East). Our On-Demand Talent and Heidrick Consulting reporting segments operates globally.

Americas Executive Search. As of December 31, 2021, we had 193 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago, and San Francisco.

Europe Executive Search. As of December 31, 2021, we had 103 consultants in our Europe segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, Germany, and France.

Asia Pacific Executive Search. As of December 31, 2021, we had 69 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are China (including Hong Kong), Australia, and Japan.

On-Demand Talent - The largest countries in this segment, as defined by net revenue, are the United States and the United Kingdom.

Heidrick Consulting. As of December 31, 2021, we had 69 consultants in our Heidrick Consulting segment. The largest countries in this segment, as defined by net revenue, are the United States, the United Kingdom, and France.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2021	2020	2019
Executive Search
Americas	58%	58%	58%
Europe	17%	20%	19%
Asia Pacific	11%	13%	14%
On-Demand Talent	7%	—%	—%
Heidrick Consulting	7%	9%	9%

For financial information relating to each segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and consulting businesses operate in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2021, 2020 and 2019, are as follows:

	Percentage of Billings
Global Industry Practices	2021	2020	2019
Financial Services	27%	25%	26%
Global Technology & Services	23	21	21
Industrial	20	20	21
Consumer Markets	15	17	17
Healthcare & Life Sciences	13	14	12
Social Impact	2	3	3
	100%	100%	100%

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

•Private equity firms;

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

No single client accounted for more than 1% of our net revenue in 2021 and 2020, and no more than 2% in 2019. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 6% in 2021 and 2020, and 7% in 2019.

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

Seasonality

There is no discernible seasonality in our business. Revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. In addition, the volatility in the global economy and business cycles can impact our quarterly revenue and operating income.

Human Capital Resources

As a premier provider of leadership advisory services, people are at the center of all we do. Using our culture as a differentiator to attract, develop and retain the highest-performing talent and build a more diverse and inclusive firm is a strategic priority.

Employee Summary. As of December 31, 2021, we employed 1,846 individuals, comprised of 1,081 in the Americas, 482 in Europe, and 283 in Asia Pacific. Our headcount includes 434 consultants (365 related to Executive Search and 69 related to Heidrick Consulting), 575 associates and 837 other search, consulting, on-demand, support, and Global Operations Support employees.

Within Executive Search and Heidrick Consulting, our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. We promote our associates to consultants during the annual consultant promotion process, and we recruit our consultants from other executive search or human capital firms, or in the case of executive search, consultants new to search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and whom we train in our techniques and methodologies. Our Heidrick Consulting consultants are recruited for their executive business experience as well as their skills in consulting and leadership advisory and often are former clients who are familiar with our consulting methodology. We are not a party to any U.S. or non-U.S.-based collective bargaining agreement, and we consider relations with our employees to be good.

Diversity Equity and Inclusion. We are committed to fostering an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to make meaningful contributions. Our commitment to hold ourselves accountable by measuring our own diversity and inclusion is demonstrated by our achievements as of December 31, 2021:

•Women represented 64% of our overall workforce. In 2021, women represented 69% of our new hires and 65% of our promotions.

•People of color represented 26% of our overall workforce. In 2021, people of color accounted for 35% of our new hires and 21% of our promotions.

•37.5% of our Board of Directors consists of women and 25% consists of people of color, including three women, one Black man and one Asian man.

•Our Management Committee, a global body, is 32% gender diverse and 9% racially/ ethnically diverse, including nine women, one of whom is Black, and one Asian man.

•50% of the CEO’s direct reports are diverse, including seven women, one of whom is Multiracial.

•Our Chief Human Resources Officer, Chief Legal Officer & Corporate Secretary and Global Managing Partner, Head of Search Go-To-Market are women.

•Our Regional Leader, Americas is a Black woman; our Regional Leader, Europe is a woman.

•The leader of our Americas CEO & Board practice and global Diversity, Equity & Inclusion practice is a Black man and our Managing Partner, Culture Shaping is a Hispanic woman.

•Women lead our Corporate Officers, CEO & Board, CHRO and Financial Officers practices and two of our largest offices.

Additional data measurements include the following statistics and inform our DEI strategic priorities towards our firm’s commitment to a diverse and inclusive workforce.

The following table summarizes diversity statistics of our employee population that are vice presidents and above as of December 31, 2021:

Gender		Age Group		Race/Ethnicity(1)
Male	62%	Under 30	—%	Asian	6%
Female	38%	30-50	58%	Black or African-American	4%
		Over 50	42%	Hispanic or Latino	2%
				Two or More Races	1%
				White	87%
(1) United States employees only.

The following table summarizes diversity statistics of our employee population that are below the vice president level as of December 31, 2021:

Gender		Age Group		Race/Ethnicity(1)
Male	27%	Under 30	33%	Asian	12%
Female	73%	30-50	49%	Black or African-American	8%
		Over 50	18%	Hispanic or Latino	8%
				Two or More Races	2%
				White	70%
(1) United States employees only.

Diversity , equity and inclusion (“DEI”) is imperative for our internal culture, as we believe it drives innovation and future growth. We have committed substantial time and resources to advance diversity in our workforce and create a culture of inclusion, where everyone feels valued and supported, and is encouraged to meaningfully contribute to our success through authentic participation. By cultivating a culture that brings the maximum range of ideas and experiences to our work with clients around the world, we believe we create better solutions to our clients’ business challenges and win as one firm.

In 2021, our DEI efforts were comprised of many initiatives, including:

•Applying our proprietary DEI process, anchored by a robust organizational diagnostic. The process was activated in 2021 after holding working sessions with firm leadership, planning for a firm-wide programmatic cascade and establishing dynamic diversity aspirations.

•Investing in and expanding key development and mentorship programs to accelerate the advancement of our diverse talent and enhance our culture of inclusion. For instance, we expanded our U.S.-based Advancing Black Leaders mentorship program to include all junior and mid-level, new hire professionals of color. We also completed the third cohort of Accelerating Women’s Excellence (AWE), our flagship program to develop high-potential women for promotion into leadership positions of increasing responsibility.

•Launching firm-wide DEI learning content through our Inclusive Culture Learning Journeys – a monthly collection of content for our employees to broaden their knowledge around the topics of diversity, inclusion and integrity. Each month, we introduce a new theme and share relevant articles and learning resources focused on strengthening our inclusive culture and aligning with our Values.

•Launching regional HRIS system campaigns to allow employees to voluntarily self-identify with respect to gender, ethnicity and LGBTQ+ identity, in order to facilitate a better understanding of the composition of our employee community and accurate measurement and monitoring our progress against diverse workforce objectives.

•Continuing employee resource group-led initiatives including:

•Our Professionals of Color (POC) employee research group ("ERG") hosted a webinar on the topic of “Courageous Conversation” with Congresswoman Grace Meng;

•Pride@Heidrick hosted several global informational sessions on topics including Gender, Sex and Sexuality, The LGBTQ+ Acronym, Inclusive Language and Tips for being an Ally;

•Our Pride, Americas Women’s Inclusion Network and POC ERGs came together to host a session on “unraveling Identity” discussing the ways unique identities shape our experiences in the workplace and beyond.

We believe that diversity, equity and inclusion are key elements of an organization’s ability to mobilize, execute and transform with agility. Our commitment to DEI is a key strategic imperative that is deeply rooted in our organizational values.

Our Values. We believe that our success is grounded in how we operate each and every day as individual professionals and, collectively, as a firm. In 2015, we formalized our long-held beliefs into defined values to guide our employees – Grow with our clients; Win as one firm; Always act with Integrity; and Own the results. These values still represent who we are and who we want to be. With the unique circumstances brought on by the pandemic and the renewed urgency to address racial inequality, in 2020, we added the very important new value – Respect and value each individual, to more clearly articulate our commitment to increasing diversity and fostering an inclusive environment. Our values serve to guide us in how we approach our business and how we treat our colleagues and clients, and also help us build trust and a common understanding of what we stand for and believe in as a firm.

Employee Engagement. Every two years we provide all employees with the opportunity to share their perspectives and feedback on their experience within our organization through our proprietary Organization Accelerator Questionnaire (“OAQ”). The results are organized against a research-based framework we call META, which provides insight into how the organization mobilizes, executes, and transforms with agility. The OAQ captures an individual’s perception of the organization, as well as their own personal experience within the organization, and tracks progress from period to period, while also benchmarking teams within the same organization. The insights provided enable focused action planning. Results of the questionnaire are measured, analyzed and discussed in live sessions in each office to enhance the employee experience, drive change, and leverage the overall success of our organization. On a global basis, 92% of our employees participated in our second firm-wide OAQ which was conducted in 2020. Results showed marked improvement across all areas, in spite of the survey being conducted in a pandemic year. In addition, we continue to focus in key areas that affect employee engagement such as recognition, simplicity and communications.

In addition, we use pulse surveys to gain timely feedback and insights on employee sentiment. Our “Voice of Employee” tools include traditional survey questions, blended with “digital conversations” on a platform that provides real-time feedback enabled by machine learning and AI technology, that is designed to identify actionable initiatives.

Finally, we have a global network of Culture Champions who work closely with our leadership to support, reinforce, and challenge the alignment of cultural values with the day-to-day experience of employees and clients.

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

In 2021, our Learning & Development team delivered over 12,800 hours of aggregate live training to our colleagues globally throughout the year across all programs. We continued with a virtual format due to the COVID-19 pandemic. Our learning catalog outlines dozens of live, virtual programs and thousands of eLearning courses designed to help build and enhance employee leadership, business acumen and business development skills. These programs are continually updated to reflect best practices and feedback received from employees.

Participation in our Communities. We are proud members and eager participants in communities where we work. We know first-hand from our client work the positive eﬀects that strong leaders can bring to both organizations and communities, and to encourage employees to contribute to our communities as well.

The Company formed a Global Philanthropic Committee in 2019 to establish a coordinated, global approach to supporting the charitable causes and philanthropic endeavors that impact our employees, clients and communities. We collaborate to find appropriate charitable and community causes by promoting suggestions to the Global Philanthropic Committee. In 2021, employees participated in our 3rd annual Global Day of Service where 442 colleagues in 35 offices around the world supported 38 non-profit organizations. We also respect the right of our employees to independently engage in charitable causes and encourage the same.

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

Employee Safety. As we continue to navigate the effects of the COVID-19 pandemic, our top priority has been ensuring the health and safety of our employees, clients and the communities where we live and work around the globe. To minimize the risk of exposure to COVID-19, and in line with guidance and mandates from local and national governments and health authorities, we have rolled out our “flexible workspace” guidance across the Americas, Europe and Asia Pacific. Under this guidance, our employees have the flexibility to work remotely several days per week, with variations depending upon location and role, and in alignment with country- or state-level guidance. In addition, we will take a phased approach to returning to offices, with the health and wellbeing of our employees as our top priority. As we plan for the future of work, we expect to provide our employees with enhanced flexibility in how and where we work while maintaining our culture of mentorship, collaboration and community.

We continued to take steps in 2021 to support our employees during the ongoing health crisis resulting from the pandemic, including monitoring guidance from the U.S. Centers for Disease Control and Prevention, World Health Organization and other relevant health authorities and sharing such guidance with our employees. We have provided various benefits and resources related to the pandemic, including mental health resources and additional support, and a recognized Global Mental Health Day. We encourage our managers to communicate frequently with their team members to support them through the continued challenging times of COVID-19. We continue to engage with both state and national governments to understand their approaches to vaccination (including the extent to which regulation may cover some of our employees), and with our employees to educate them about vaccines and the importance of being vaccinated. Further, we rolled out our vaccination policy in the U.S. and Canada in September 2021, which states that all employees, contractors and guests must provide a proof of vaccination to visit a Heidrick & Struggles office in the U.S. or Canada.

For our complete ESG story, the Company’s 2020 ESG Report can be found here: https://investors.heidrick.com/static-files/518a94ad-8473-4268-8cd2-a6665ac4d731. The information contained in the Company’s 2020 ESG Report, or otherwise on or connected to the Company’s website, is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

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

Regulation

We are subject to the U.S. securities laws and general corporate and commercial laws and regulations of the locations which we serve. These include regulations regarding anti-bribery, privacy and data protection, intellectual property, data security, data retention, personal information, economic or other trade prohibitions or sanctions. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Most notably, certain aspects of our business are subject to the EU's and UK's General Data Protection Regulation ("GDPR"). We have a global privacy program to facilitate our ongoing efforts to comply with global privacy regulations, including GDPR and other rapidly emerging privacy and data protection laws in countries such as Brazil and China, or states in the U.S such as California. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to change.

Available Information

We maintain an Internet website at http://www.heidrick.com. We make available free of charge through the investor relations section of our website annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 ("Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Officer, are our certificate of incorporation and by-laws, charters for our Audit and Finance Committee, Human Resources and Compensation Committee and Nominating and Board Governance Committee, our Director Independence Standards, our Corporate Governance Guidelines, our Policy on Resolution of Conflicts of Interest for Directors and Executive Officers, our Related Party Transactions Policy, our Clawback Policy, our Insider Trading Policy, and our Code of Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

In addition, our website includes information concerning purchases and sales of our equity securities by our officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The information contained on or accessible through our website or any other website that we may maintain is not incorporated by reference into and is not part of this Form 10-K.

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

We are investing in new technology and intellectual property for the introduction of new products and services to our clients. Our inability to successfully implement these new technologies, products and services could negatively affect our business and profitability.

We continue to invest in new technology and intellectual property to enhance the products and services we offer to penetrate new markets and increase our client base. The development of new technology and intellectual property is subject to a number of risks including customer acceptance and obsolescence. The success of new product and service introductions depends on a number of factors, including timely and effective development and market acceptance, and can be negatively impacted by various factors such as quality issues or other deficiencies and the risk that our competitors beat us to market with similar or more well-regarded products and services. There can be no assurance the Company will successfully develop new technology and intellectual property and effectively manage future introductions and transitions of products and services. If our new products and services are not successfully implemented or received by our clients, our business, financial condition and results of operations, as well as our professional reputation, could be adversely affected.

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

Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. As a result, we are or may become subject to a variety of laws and regulations in the U.S. and abroad, which may require us to make changes to our approach to services, solutions and/or products so as to enable the Company and/or our clients to meet new legal requirements. Although we have a global data privacy program that addresses the requirements applicable to our international business, ongoing efforts to comply with GDPR and other rapidly emerging privacy and data protection laws in countries such as Brazil and China, or states in the U.S. such as California, may increase the complexity of our compliance operations, entail substantial expenses, and divert resources from other initiatives and projects. The enactment of more restrictive laws, rules or regulations could lead to more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition and results of operations.

In addition, due to the uncertainty and potentially conflicting interpretations of these laws, it is possible that such laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable laws or satisfactorily protect personal information could result in governmental enforcement actions, litigation, or negative publicity, any of which could inhibit sales of our services, solutions and/or products in certain locations.

There may be adverse tax, legal, and other consequences if the independent contractor classification of our on-demand independent talent is challenged.

We consider the on-demand talent available through On-Demand Talent primarily as independent contractors. In general, any time a court or administrative agency determines that we or our clients have misclassified an on-demand consultant as an independent contractor, we or our clients could incur tax and other liabilities for failing to properly withhold or pay taxes on the consultant’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction.

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

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Furthermore, the Company's remote work arrangements may make it more vulnerable to targeted activity from cybercriminals and may increase the risk of cyberattacks or other security breaches. We have a program in place to detect and respond to data security incidents. However, we remain potentially vulnerable to additional known or unknown threats. We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and client-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, lost data, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action which could result in a negative impact to our results of operations.

Industry and General Economic Risks

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, has and could continue to adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

COVID-19 has spread to almost every country around the globe, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, vaccine mandates, testing requirements, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, potentially more restrictive proclamations and/or directives may be issued in the future, including as a result of resurgences of COVID-19 through variant strains. We temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees. In addition, certain of our customers have closed or reduced their operations during this pandemic.

The global pandemic has created significant volatility, uncertainty and economic disruption. Beginning in the 2020 second quarter, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which negatively impacted our results of operations. In 2021, our results of operations were not materially impacted by the pandemic, however, the extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic, and actions taken in response to the pandemic, on economic activity; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working remotely; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. Restrictions inhibiting our employees’ and clients' ability to access those offices and facilities, has disrupted, and are expected to continue to disrupt, our ability to provide our services and solutions. These disruptions have, and may continue to, result in, among other things, a decline in demand for our executive search and consulting services due to temporary and permanent workforce reductions; a lengthening of the executive search process due to a slow-down in client decision making; an increase in executive searches placed on hold due to delays in planned work by our clients; an inability to execute in-person consulting engagements; prolonged disruptions in business operations for offices in areas most impacted by the pandemic, including the United States, United Kingdom, Italy, Spain, China and Brazil; terminations of client contracts and losses of revenue.

Management expects that all of its business segments, across all of its geographies, will continue to be impacted to some degree by the pandemic and actions taken in response to the pandemic, but the significance of the impact of the pandemic on our business and the duration for which it may have an impact will depend on future developments, including, but not limited to: the duration and severity of the pandemic; future resurgences and emergences of new variant strains of the COVID-19 virus; the impact of the pandemic, and actions taken in response to the pandemic, on economic activity; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; restrictions inhibiting our employees’ ability to access our offices; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working remotely; and the ability of our clients to pay for our services and solutions. During the 2020 second quarter, the sustained economic downturn resulted in the impairment of the goodwill in our Europe and Asia Pacific reporting units. We also evaluated the recoverability of our intangible and other long-lived assets during the 2020 second quarter and determined that no impairment was necessary. We continue to monitor the impact of the pandemic for additional potential impairment of goodwill, other intangible assets and long-lived assets. In 2021, we did not identify any triggering events for the impairment of our goodwill, other intangible assets and long-lived assets.

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

Our net revenue and operating expenses may be affected by adverse economic conditions including inflation.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity many companies hire fewer permanent employees, and our business, financial condition and results of operations may be adversely affected. If unfavorable changes in economic conditions occur, our business, financial condition and results of operations could suffer. Accelerated and pronounced economic pressures, such as the recent inflationary cost pressures, may negatively impact our expense base by increasing the costs we have to pay, including for services and employees.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2021, approximately 40% of our net revenue was generated outside the United States. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our financial condition and results of operations.

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

The recent military incursion by Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our operations in Russia and the broader region, including to the extent that any such sanctions restrict our ability to conduct business and/or to utilize the banking system. Although our operations in Russia represent an immaterial amount of our total revenue in 2021, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, including Europe and Asia Pacific, which may adversely affect our business, financial condition and results of operations.

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

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure, including potential cost increases due to inflationary pressures, and headcount with net revenue could adversely affect our business, financial condition and results of operations.

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

Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations, including our recent acquisition of BTG. The process of executing and integrating an acquired business may subject us to a number of risks, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2021, we have leased office space in 46 cities in 26 countries around the world. All of our offices are leased. We do not own any real estate. We believe our existing facilities are in good operating condition and are suitable for our current needs. We do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate future growth.

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

Holders of Record

As of February 14, 2022, we had 50 holders of record of our common stock and 19,591,527 shares of common stock outstanding. A greater number of holders of our common stock are beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 11 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2016.

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

Comparison of 5 Year Cumulative Total Return
December 2021
$250
$200
$150
$100
$50
$—
2016
2017
2018
2019
2020
2021
Heidrick & Struggles International, Inc.
S&P SmallCap 600 Index
S&P Composite 1500 Human Resource & Employment Services

Assumes $100 invested on 12/31/16 in HSII or index, including reinvestment of dividends.
Index Data - Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Dividends

From September 2007 through December 2018, we paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2019, we began paying a quarterly cash dividend of $0.15 per share as approved by our Board of Directors. In 2021, the total cash dividend paid was $0.60 per share.

In February 2022, our Board of Directors approved a quarterly dividend of $0.15 per share on our common stock which will be paid on March 18, 2022 to shareholders of record as of March 4, 2022.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2021 and 2020, we paid $0.7 million and $0.5 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2021 or 2020. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2021, we have purchased 1,038,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $28.3 million and $21.7 million remains available for future purchases under the Repurchase Authorization.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," “outlook,” "projects," "forecasts," and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under the Section heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID-19 pandemic (including the emergence of variant strains) on our business, our consultants and employees, and the overall economy; leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue may be affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; any challenges to the classification of our on-demand talent as independent contractors; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. We caution the reader that the list of factors may not be exhaustive. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for years 2021 and 2020. For the discussion of changes from 2019 to 2020 and other financial information related to 2019, refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 24, 2021.

Executive Overview

Our Business

We are a leadership advisory firm providing executive search, on-demand talent and consulting services. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

As a complement and extension of our search services, we partner with organizations through Heidrick Consulting to unlock the power of their people. Our tools and experts use data and technology to bring science to the art of human capital development and organizational design. Our services allow our clients to accelerate their strategies and the effectiveness of individual leaders, teams and organizations as a whole.

Our On-Demand Talent business is a market-leader in sourcing high-end, on-demand independent talent and provides clients seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives.

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

The Company has five operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally.

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

Historically, a portion of the Company’s consultants’ and management cash bonuses were deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred was recognized on a graded vesting attribution method over the requisite service period. This service period began on January 1 of the respective fiscal year and continued through the deferral date, which coincided with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first quarter of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, will continue to be paid under the terms of the cash bonus deferral program. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

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

With infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We temporarily closed our offices and shifted our workforce to remote operations to ensure the safety of our employees. Our offices are now accessible to our employees and we have introduced our "flexible workspace" guidance across the Americas, Europe and Asia Pacific. Under this guidance, our employees have the flexibility to work remotely several days per week, with variations depending upon location and role, and in alignment with country- or state-level guidance. In addition, we will take a phased approach to returning to offices, with the health and wellbeing of our employees as our top priority. As we plan for the future of work, we expect to provide our employees with enhanced flexibility in how and where we work while maintaining our culture of mentorship, collaboration and community. During this uncertain time, our critical priorities are:

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

As part of this restructuring plan, we implemented several real estate initiatives including downsizing and terminating certain of our existing office leases. Our success working remotely, utilizing Heidrick Connect and our digital consulting solutions, allowed us to reevaluate how we utilize our offices and plan to use them in a post-pandemic environment. Upon the expiration of the leases included in the restructuring, we will have reduced our square footage under lease by approximately 20%.

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

In 2021, our results of operations were not materially impacted by the pandemic. Our business was well positioned to mitigate the impacts of the pandemic through innovation and finding new ways to serve our clients. Heidrick Connect allowed our Executive Search teams to operate effectively and efficiently while engaging virtually with our clients. Newly created digital solutions for Heidrick Consulting allowed our teams to overcome the barriers presented by an inability to conduct in-person consulting engagements. These innovations and new ways of serving our clients laid the foundation for our improved operating performance this quarter. Consolidated net revenue increased to $1.0 billion for the year ended December 31, 2021 compared to $621.6 million for the year ended December 31, 20220. Profitability also increased with operating income of $98.3 million for the year ended December 31, 2021 compared to an operating loss of $35.5 million for the year ended December 31, 2020.

While our 2021 results are encouraging, the extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to:

•the duration and severity of the pandemic;

•future resurgences and emergences of new variant strains of the COVID-19 virus;

•the impact of the pandemic, and actions taken in response to the pandemic, on economic activity;

•governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

•restrictions inhibiting our employees’ ability to access our offices;

•the effect on our clients and client demand for our services and solutions;

•our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working remotely; and

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

2021 Overview

Consolidated net revenue increased $381.4 million, or 61.4%, to $1.0 billion in 2021 from $621.6 million in 2020. Foreign exchange rates positively impacted results by $13.3 million, or 2.1%. Executive Search net revenue was $868.8 million in 2021, an increase of $303.6 million, or 53.7%, compared to 2020. The increase in Executive Search net revenue was primarily due to a 44.6% increase in the number of confirmed searches compared to the prior year. Heidrick Consulting net revenue increased $11.2 million, or 19.8%, to $67.6 million in 2021 from $56.4 million in 2020. The increase in Heidrick Consulting revenue was primarily due to a 48.1% increase in the number of consulting engagements compared to the prior year. The acquisition of On-Demand Talent in the second quarter of 2021 contributed $66.6 million to the increase in net revenue.

The number of Executive Search and Heidrick Consulting consultants was 365 and 69, respectively, as of December 31, 2021, compared to 361 and 65, respectively, as of December 31, 2020. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.4 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively. The number of confirmed searches increased 44.6%, compared to 2020. The average revenue per executive search increased to $131,000 in 2021 compared to $123,200 in 2020.

Operating income as a percentage of net revenue was 9.8% in 2021, compared to operating loss as a percentage of revenue of 5.7% in 2020. The change in operating income was primarily due to an increase in net revenue of $381.4 million, and decreases in impairment charges and restructuring charges, partially offset by increases in salaries and benefits expense, general and administrative expenses, and cost of services of $267.0 million, $13.8 million, and $48.4 million, respectively. Salaries and benefits expense as a percentage of net revenue was 71.5% in 2021, compared to 72.5% in 2020. General and administrative expense as a percentage of net revenue was 13.0% in 2021, compared to 18.8% in 2020. Cost of services expense as a percentage of net revenue was 5.3% in 2021, compared to 0.7% in 2020.

We ended the year with combined cash, cash equivalents, and marketable securities of $545.2 million, an increase of $208.8 million compared to $336.5 million at December 31, 2020. We pay the majority of bonuses in the first quarter following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $368.2 million in bonuses related to 2021 performance in March and April 2022. In January 2022, we paid approximately $14.9 million in cash bonuses deferred in prior years.

2022 First Quarter Outlook

We are currently forecasting 2022 first quarter net revenue of between $270 million and $280 million, while acknowledging the continued fluidity of the COVID-19 pandemic and instability in Ukraine and Russia that may impact quarterly results to some extent. Our 2022 first quarter guidance is based upon, among other things, management’s assumptions for the anticipated volume of new Executive Search confirmations, Heidrick Consulting assignments, On-Demand Talent projects, the current backlog, consultant productivity, consultant retention, the seasonality of our business and average currency rates in December 2021.

Our 2022 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under "Risk Factors" and in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Revenue
Revenue before reimbursements (net revenue)	$1,003,001	$621,615	$706,924
Reimbursements	5,473	7,755	18,690
Total revenue	1,008,474	629,370	725,614

Operating expenses
Salaries and benefits	717,411	450,424	501,791
General and administrative expenses	130,749	116,982	133,118
Cost of services	52,785	4,396	4,374
Impairment charges(1)	—	32,970	—
Restructuring charges(2)	3,792	52,372	4,130
Reimbursed expenses	5,473	7,755	18,690
Total operating expenses	910,210	664,899	662,103

Operating income (loss)	98,264	(35,529)	63,511

Non-operating income
Interest, net	302	204	2,880
Other, net	7,463	3,927	2,898
Net non-operating income	7,765	4,131	5,778

Income (loss) before taxes	106,029	(31,398)	69,289

Provision for income taxes	33,457	6,309	22,420

Net income (loss)	$72,572	$(37,707)	$46,869

Weighted-average common shares outstanding
Basic	19,515	19,301	19,103
Diluted	20,296	19,301	19,551

Earnings (loss) per common share
Basic	$3.72	$(1.95)	$2.45
Diluted	$3.58	$(1.95)	$2.40

Cash dividends paid per share	$0.60	$0.60	$0.60

(1)Includes goodwill impairment charges of $33.0 million related to Europe and Asia Pacific in 2020 (See Note 8, Goodwill and Other Intangible Assets).
(2)The 2021 restructuring charges include $3.9 million in the Americas and $0.4 million in Heidrick Consulting, partially offset by restructuring reversals of $0.1 million in Europe, $0.1 million in Asia Pacific, and $0.2 million in Global Operations Support. The 2020 restructuring charges include $30.5 million in the Americas, $8.6 million in Europe, $4.6 million in Asia Pacific, $4.7 million in Heidrick Consulting, and $4.0 million in Global Operations Support. The 2019 restructuring charges include $4.1 million in the Americas and less than $0.1 million in Global Operations Support. (See Note 15, Restructuring).

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2021	2020	2019
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	0.5	1.2	2.6
Total revenue	100.5	101.2	102.6

Operating expenses
Salaries and benefits	71.5	72.5	71.0
General and administrative expenses	13.0	18.8	18.8
Cost of Services	5.3	0.7	0.6
Impairment charges	—	5.3	—
Restructuring charges	0.4	8.4	0.6
Reimbursed expenses	0.5	1.2	2.6
Total operating expenses	90.7	107.0	93.7

Operating income (loss)	9.8	(5.7)	9.0

Non-operating income
Interest, net	—	—	0.4
Other, net	0.7	0.6	0.4
Net non-operating income	0.8	0.7	0.8

Income (loss) before income taxes	10.6	(5.1)	9.8

Provision for income taxes	3.3	1.0	3.2

Net income (loss)	7.2%	(6.1)%	6.6%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

As a result of the BTG acquisition, the Company now has five operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally (See Note 18, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
Executive Search
Americas	$581,440	$361,416	$415,455
Europe	170,312	124,243	135,070
Asia Pacific	117,008	79,511	95,827
Total Executive Search	868,760	565,170	646,352
On-Demand Talent	66,636	—	—
Heidrick Consulting	67,605	56,445	60,572
Revenue before reimbursements (net revenue)	1,003,001	621,615	706,924
Reimbursements	5,473	7,755	18,690
Total revenue	$1,008,474	$629,370	$725,614

Operating income (loss)
Executive Search
Americas(1)	$142,040	$62,806	$100,833
Europe(2)	18,424	(22,827)	3,026
Asia Pacific(3)	18,167	(6,724)	13,590
Total Executive Search	178,631	33,255	117,449
On-Demand Talent(4)	(9,272)	—	—
Heidrick Consulting(5)	(16,162)	(28,369)	(18,499)
Total segments	153,197	4,886	98,950
Global Operations Support(6)	(54,933)	(40,415)	(35,439)
Total operating income (loss)	$98,264	$(35,529)	$63,511

(1)Includes $3.9 million, $30.5 million and $4.1 million of restructuring charges in 2021, 2020 and 2019, respectively.
(2)Includes a $0.1 million restructuring reversal and $8.6 million of restructuring charges in 2021 and 2020, respectively, and $24.5 million of impairment charges in 2020.
(3)Includes a $0.1 million restructuring reversal and $4.6 million of restructuring charges in 2021 and 2020, respectively, and $8.5 million of impairment charges in 2020.
(4)Includes an $11.4 million earnout obligation fair value adjustment in 2021.
(5)Includes $0.4 million and $4.7 million of restructuring charges in 2021 and 2020, respectively.
(6)Includes a $0.2 million restructuring reversal, $4.0 million of restructuring charges, and less than $0.1 million of restructuring charges in 2021, 2020 and 2019, respectively.

Year ended December 31, 2021 compared to year ended December 31, 2020

Total revenue. Consolidated total revenue increased $379.1 million, or 60.2%, to $1.0 billion in 2021 from $629.4 million in 2020. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $381.4 million, or 61.4%, to $1.0 billion in 2021 from $621.6 million in 2020. Foreign exchange rates positively impacted results by $13.3 million, or 2.1%. Executive Search net revenue was $868.8 million in 2021, an increase of $303.6 million, or 53.7%, compared to 2020. The increase in Executive Search net revenue was primarily due to a 44.6% increase in the number of confirmed searches compared to the prior year. Heidrick Consulting net revenue increased $11.2 million, or 19.8%, to $67.6 million in 2021 from $56.4 million in 2020. The increase in Heidrick Consulting revenue was primarily due to a 48.1% increase in the number of consulting engagements compared to the prior year. The acquisition of On-Demand Talent in the second quarter of 2021 contributed $66.6 million to the increase in net revenue.

The number of Executive Search and Heidrick Consulting consultants was 365 and 69, respectively, as of December 31, 2021, compared to 361 and 65, respectively, as of December 31, 2020. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.4 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively. The number of confirmed searches increased 44.6%, compared to 2020. The average revenue per executive search increased to $131,000 in 2021 compared to $123,200 in 2020.

Salaries and benefits. Consolidated salaries and benefits expense increased $267.0 million, or 59.3%, to $717.4 million in 2021 from $450.4 million in 2020. The increase was due to higher fixed compensation of $23.5 million and higher variable compensation of $243.5 million. Fixed compensation increased due to base salaries and payroll taxes, stock compensation, retirement and benefits, and separation, partially offset by gains on the deferred compensation plan, and lower talent acquisition and retention costs. Variable compensation increased due to higher bonus accruals, primarily related to increased consultant productivity. Foreign exchange rate fluctuations negatively impacted salaries and benefits expenses by $10.0 million, or 2.2%.

In 2021, we had an average of 1,714 employees, compared to an average of 1,708 employees in 2020.

As a percentage of net revenue, salaries and benefits expense was 71.5% in 2021, compared to 72.5% in 2020.

General and administrative expenses. Consolidated general and administrative expenses increased $13.8 million, or 11.8%, to $130.7 million in 2021 from $117.0 million in 2020. The increase was primarily due to a one-time earnout obligation adjustment for On-Demand Talent, intangible amortization, information technology, market data analysis tools, and business development travel, partially offset by decreases in office occupancy and bad debt. Foreign exchange rate fluctuations negatively impacted general and administrative expenses by $1.2 million, or 1.0%.

As a percentage of net revenue, general and administrative expenses were 13.0% in 2021, compared to 18.8% in 2020.

Cost of services. Consolidated cost of services increased $48.4 million to $52.8 million in 2021, from $4.4 million in 2020. The increase is primarily due to the acquisition of On-Demand Talent in addition to an increased in the number of Heidrick Consulting engagements.

Impairment charges. In 2020, and as a direct result of the economic impact of COVID-19, the we experienced a decline in demand for our executive search services and a lengthening of the executive search process due to a slow-down in client decision making, which had a material adverse impact on our results of operations. As a result, we identified a triggering event and performed an interim goodwill impairment evaluation. Based on the results of the of the impairment evaluation, we recorded an impairment charge of $24.5 million in Europe and $8.5 million in Asia Pacific to write-off all of the goodwill associated with each reporting unit. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement. The impairment charges are recorded within Impairment charges in the Consolidated Statements of Comprehensive Income (Loss).

Restructuring charges. Restructuring charges of $3.8 million and $52.4 million were incurred during the years ended December 31, 2021 and 2020, respectively. The primary components of the restructuring included a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The restructuring charges are recorded within Restructuring charges in the Consolidated Statements of Comprehensive Income (Loss). We do not anticipate incurring any future charges under the restructuring plan initiated in 2020.

Operating income (loss). Consolidated operating income was $98.3 million, including restructuring charges of $3.8 million and a fair value adjustment to the On-Demand Talent earnout obligation of $11.4 million, in 2021, compared to an operating loss of $35.5 million, including impairment charges of $33.0 million and restructuring charges of $52.4 million, in 2020. Foreign exchange rate fluctuations positively impacted operating income by $2.1 million, or 4.3%.

Net non-operating income. Net non-operating income was $7.8 million in 2021, compared to $4.1 million in 2020.

Interest, net was income of $0.3 million in 2021, a $0.1 million increase from $0.2 million in 2020. The increase was primarily the result of interest paid on the credit facility in 2020.

Other, net was income of $7.5 million in 2021, compared to $3.9 million in 2020. The increase was primarily the result of increased gains on the deferred compensation plan assets, which are recorded within Investments in the Condensed

Consolidated Balance Sheets, and a decrease in foreign currency losses compared to the prior year. Investments held in the Company’s deferred compensation plan are recorded at fair value.

Income taxes. See Note 16, Income Taxes.

Executive Search

Americas

The Americas reported net revenue of $581.4 million in 2021, an increase of 60.9% from $361.4 million in 2020. The increase in net revenue was due to a 57.1% increase in the number of executive search confirmations and an increase in average revenue per executive search. All industry practice groups contributed to the growth in revenue. Foreign exchange fluctuations positively impacted net revenue by $0.7 million, or 0.2%. There were 193 Executive Search consultants as of December 31, 2021, compared to 190 as of December 31, 2020.

Salaries and benefits expense increased $169.4 million, or 74.8%, compared to 2020. Fixed compensation increased $0.7 million, primarily due to stock compensation, base salaries and payroll taxes, and retirement and benefits, partially offset by talent acquisition and retention costs, and gains on the deferred compensation plan. Variable compensation increased $168.7 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $2.0 million, or 4.9%, compared to 2020 due to office occupancy, communication services, and bad debt, partially offset by increases in market data analysis tools, business development travel, marketing and hiring fees.

Restructuring charges were $3.9 million and $30.5 million in 2021 and 2020, respectively. The current year restructuring charges primarily relate to a reduction in the Company's real estate footprint. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

The Americas reported operating income of $142.0 million, including restructuring charges of $3.9 million, in 2021, an increase of $79.2 million compared to $62.8 million, including restructuring charges of $30.5 million, in 2020.

Europe

Europe reported net revenue of $170.3 million in 2021, an increase of 37.1% from $124.2 million in 2020. The increase in net revenue was due to a 33.6% increase in the number of executive search confirmations and an increase in average revenue per executive search. All industry practice groups contributed to the growth in revenue with the exception of the Social Impact practice group. Foreign exchange rate fluctuations positively impacted net revenue by $7.8 million, or 6.3%. There were 103 Executive Search consultants as of December 31, 2021, compared to 102 as of December 31, 2020.

Salaries and benefits expense increased $38.2 million, or 42.3%, compared to 2020. Fixed compensation increased $2.2 million due to separation, retirement and benefits, talent acquisition and retention costs, and stock compensation, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $36.0 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.2 million, or 0.8%, compared to 2020, due to professional fees, intangible amortization, and communication services, partially offset by increases in hiring fees and business development travel.

Impairment charges in 2020 were $24.5 million as a result of an interim impairment evaluation on the goodwill of the Europe reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2020.

A restructuring reversal of $0.1 million was recorded in 2021 due to the settlement of estimated employee severance accruals. Restructuring charges were $8.6 million in 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Europe reported operating income of $18.4 million, including a restructuring reversal of $0.1 million, in 2021, an increase of $41.3 million compared to an operating loss of $22.8 million, including goodwill impairment charges of $24.5 million and restructuring charges of $8.6 million, in 2020.

Asia Pacific

Asia Pacific reported net revenue of $117.0 million in 2021, an increase of 47.2% compared to $79.5 million in 2020. The increase in net revenue was due to a 28.6% increase in the number of executive search confirmations and an increase in average revenue per executive search. All industry practice groups contributed to the growth in revenue with the exception of the Social Impact practice group. Foreign exchange rate fluctuations positively impacted net revenue by $3.4 million, or 4.3%. There were 69 Executive Search consultants at both December 31, 2021 and 2020.

Salaries and benefits expense increased $27.6 million, or 50.6%, compared to 2020. Fixed compensation increased $3.0 million due to base salaries and payroll taxes, retirement and benefits, stock compensation, and talent acquisition and retention costs. Variable compensation increased $24.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $1.8 million, or 9.5%, compared to 2020 primarily due to bad debt, office occupancy, and professional fees, partially offset by an increase in business development travel.

Impairment charges in 2020 were $8.5 million as a result of an interim impairment evaluation on the goodwill of the Asia Pacific reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2020.

A restructuring reversal of $0.1 million was recorded in 2021 due to the settlement of estimated employee severance accruals. Restructuring charges were $4.6 million in 2020. The primary components of the restructuring include a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Asia Pacific reported operating income of $18.2 million, including a restructuring reversal of $0.1 million, in 2021, an increase of $24.9 million compared to an operating loss of $6.7 million, including goodwill impairment charges of $8.5 million and restructuring charges of $4.6 million, in 2020.

On-Demand Talent

On-Demand Talent reported net revenue of $66.6 million in 2021 due to increases in large account penetration, project wins, and higher than anticipated average project size.

Salaries and benefits expense was $13.8 million in 2021, primarily comprised of base salaries and payroll taxes, talent acquisition and retention costs, and variable compensation.

General and administrative expenses were $16.2 million in 2021, primarily comprised of a one-time earnout obligation adjustment, intangible amortization, professional fees, information technology, and earnout accretion. In December 2021, a one-time fair value adjustment was made to the earnout liability of $11.4 million as a result of revised forecasts of future revenue that exceeded initial expectations.

Cost of services was $45.8 million in 2021, and consists of third-party contractor costs related to the delivery of various on-demand services.

On-Demand Talent reported an operating loss of $9.3 million in 2021, including a one-time earnout obligation adjustment of $11.4 million resulting from revenue exceeding expectations.

Heidrick Consulting

Heidrick Consulting reported net revenue of $67.6 million in 2021, an increase of 19.8% compared to $56.4 million in 2020. The increase in net revenue was due to a 48.1% increase in the number of consulting confirmations. Foreign exchange rate fluctuations positively impacted results by $1.4 million, or 2.4%. Heidrick Consulting's revenue reflects continued increases in confirmation values, average client value, Executive Search referred work, and the value of confirmations due to Executive Search collaborations. There were 69 Heidrick Consulting consultants as of December 31, 2021, compared to 65 as of December 31, 2020.

Salaries and benefits expense increased $3.3 million, or 5.7%, compared to 2020. Fixed compensation increased $0.7 million, due to retirement and benefits, talent acquisition and retention costs, and separation, partially offset by a decrease in base salaries and payroll taxes. Variable compensation increased $2.6 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $2.6 million, or 15.1%, compared to 2020, due to professional fees and bad debt, partially offset by increases in other asset amortization and hiring fees.

Restructuring charges were $0.4 million and $4.7 million in 2021 and 2020, respectively. The current year restructuring charges primarily relate to a reduction in the Company's real estate footprint. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

Heidrick Consulting reported an operating loss of $16.2 million, including restructuring charges of $0.4 million, in 2021, an increase of $12.2 million compared to an operating loss of $28.4, including restructuring charges of $4.7 million, in 2020. Heidrick Consulting continues to build momentum from collaboration within the Company and is a critical component of the growth strategy driving Executive Search and On-Demand Talent.

Global Operations Support

Global Operations Support expenses increased $14.5 million, or 35.9%, to $54.9 million from $40.4 million in 2020.

Salaries and benefits expenses increased $14.6 million, or 70.1%, compared to 2020 due to variable compensation, base salaries and payroll taxes, stock compensation, and retirement and benefits, partially offset by a decrease in separation.

General and administrative expenses increased $4.2 million, or 26.8%, compared to 2020 due to information technology, professional fees, insurance and bank fees, market data analysis tools, partially offset by decreases in communications services, marketing, and taxes and licenses.

A restructuring reversal of $0.2 million was recorded in 2021 due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. Restructuring charges were $1.9 million in 2020. The restructuring charges in the prior year primarily relate to a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs.

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

As of December 31, 2021 and December 31, 2020, we had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amendment and no event of default existed.

Cash, cash equivalents, and marketable securities. Cash, cash equivalents and marketable securities at December 31, 2021 were $545.2 million, an increase of $208.8 million compared to $336.5 million at December 31, 2020. The $545.2 million of cash, cash equivalents, and marketable securities at December 31, 2021 includes $186.5 million held by our foreign subsidiaries. A portion of the $186.5 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the United States, the repatriation of these funds could cause us to incur additional foreign withholding taxes. We expect to pay approximately $368.2 million in variable compensation and other bonuses related to 2021 performance in March and April 2022. In January 2022, we paid approximately $14.9 million in cash bonuses deferred in prior years.

Cash flows provided by operating activities. For the year ended December 31, 2021, cash provided by operating activities was $271.4 million, primarily reflecting net loss net of non-cash charges of $97.9 million and an increase in accounts receivable of $36.8 million, partially offset by an increase in accrued expenses of $230.2 million. The decrease in accrued expenses primarily reflects approximately $180.4 million of 2020 bonuses paid in March 2021, offset by 2021 bonus accruals of $368.2 million.

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

Cash flows provided by (used in) investing activities. For the year ended December 31, 2021, cash used in investing activities was $21.3 million, primarily due to cash used in acquisitions net of cash acquired of of $33.5 million, capital expenditures of $6.2 million, and purchases of available for sale investments of $2.3 million, partially offset by proceeds from the maturity and sale of available for sale investments of $20.8 million. The cash outflow for capital expenditures is primarily the result of office build-outs.

For the year ended December 31, 2020, cash provided investing activities was $32.6 million, primarily due to proceeds from the maturity and sales of marketable securities and investments of $158.9 million, partially offset by purchases of marketable securities and investments of $118.9 million and capital expenditures of $7.3 million. The cash outflow for capital expenditures is primarily the result of office build-outs.

Cash flows used in financing activities. For the year ended December 31, 2021, cash used in financing activities was $15.5 million, primarily due to cash dividend payments of $12.4 million and payment of employee tax withholdings on equity transactions of $3.1 million.

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

Stock repurchase program. On February 11, 2008, we announced a Repurchase Authorization of up to $50 million. We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2021 or 2020. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2021 we have purchased 1,038,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $28.3 million and $21.7 million remains available for future purchases under the Repurchase Authorization.

Off-balance sheet arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of December 31, 2021, we had lease payment obligations of $94.5 million, with $18.4 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of December 31, 2021, we had asset retirement obligations of $3.2 million, with $0.3 million payable within 12 months.

In addition to lease related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2021. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As of December 31, 2021, we did not have a liability for uncertain tax positions.

Application of Critical Accounting Policies and Estimates

General. Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies and Note 3, Revenue, in the Notes to Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, we have not made significant changes to the methods for determining these estimates as our actual results have not differed materially from our estimates. We do not believe it is reasonably likely that the estimates and related assumptions will change materially in the foreseeable future; however, actual results could differ from those estimates under different assumptions, judgments or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

In our On-Demand Talent segment, we enter into contracts with clients that outline the general terms and conditions of the assignment to provide on-demand consultants for various types of consulting projects, which consultants may be independent contractors or temporary employees. The consideration we expect to receive under each contract is dependent on the time-based fees specified in the contract. Revenue from on-demand engagement performance obligations is recognized over time as clients simultaneously receive and consume the benefits provided by our performance. We have applied the practical expedient to recognize revenue for these services in the amount to which we have a right to invoice the client, as this amount corresponds directly with the value provided to the client for the performance completed to date. For transactions where a third-party contractor is involved in providing the services to the client, we report the revenue and the related direct costs on a gross basis as we have determined that we are the principal in the transaction. We are primarily responsible for fulfilling the promise to provide consulting services to our clients and we have discretion in establishing the prices charged to clients for the consulting services and are able to contractually obligate the independent service provider to deliver services and deliverables that we have agreed to provide to our clients.

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

Each of our contracts with clients has an expected duration of one year or less. Accordingly, we have elected to utilize the available practical expedient related to the disclosure of the transaction price allocated to the remaining performance obligations under its contracts. We have also elected the available practical expedients related to adjusting for the effects of a significant financing component and the capitalization of contract acquisition costs. We charge and collect from our clients, sales tax and value added taxes as required by certain jurisdictions. We have made an accounting policy election to exclude these items from the transaction price in our contracts.

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

We operate five reporting units: the Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East), On-Demand Talent, and Heidrick Consulting. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of each of our reporting units is determined using a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of our reporting units, the outlook for the executive search industry and the macroeconomic conditions affecting each of our reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions and (5) other factors. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates and may result in a future impairment charge. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments. We continue to monitor potential triggering events including changes in the business climate in which it operates, our market capitalization compared to our book value, and our recent operating performance. Any changes in these factors could result in an impairment charge. An impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

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

Contingent Consideration. The former owners of the Company's acquisitions are generally eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. The fair value of these obligations is based on the present value of the expected future payments to be made to the former owners of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. We assess the fair value of these liabilities at each balance sheet date based on the expected performance of the associated business and any changes in fair value are recorded in General and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future payments using the formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. To the extent that our estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our accrued contingent consideration.

Recently Issued and Adopted Financial Accounting Standards

The information presented in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements within this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2021 net income by approximately $3.2 million. For financial information by segment, see Note 18, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Heidrick & Struggles International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 3 of the consolidated financial statements, revenue before reimbursements from executive search and from consulting engagements of $868,760,000 and $67,605,000, respectively, is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill the obligations under the executive search or consulting contract. This requires management to make significant estimates including the amount of effort extended over certain defined time periods of the executive search or consulting engagement. The transaction price for executive search engagements generally includes variable consideration, known as uptick revenue, in addition to fixed consideration. The Company estimates the amount of uptick revenue at contract inception based on a portfolio approach utilizing the expected value method based on a historical analysis. This requires management to make significant estimates including the average amount of uptick revenue earned on an executive search engagement. Changes in the assumptions used in these estimates could have a significant impact on the revenue recognized during the period.

We identified the company’s revenue recognition from executive search and consulting engagements as a critical audit matter because of certain significant assumptions management makes when estimating progress over time for executive search and consulting engagements, and estimating the average uptick revenue earned on executive search engagements. Auditing these assumptions involved a high degree of judgment and subjectivity as changes in these assumptions could have a significant impact on the amount of revenue recognized.

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
•We selected a sample of contracts and performed the following procedures:
•Obtained and read contract source documents for each selection.
•Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
•Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
•Tested the mathematical accuracy of management’s revenue calculations and recalculated deferred revenue at period end, if any.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Chicago, Illinois
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Heidrick & Struggles International, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Heidrick & Struggles International, Inc.'s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), changes to stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2021 and our report dated February 28, 2022 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Business Talent Group, LLC from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination in the second quarter of 2021. We have also excluded Business Talent Group, LLC from our audit of internal control over financial reporting. Business Talent Group, LLC’s total assets and revenue each represent approximately 7% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. Business Talent Group, LLC’s operating loss represents approximately 9% of total operating income on the consolidated financial statements for the year ended December 31, 2021.

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

/s/ RSM US LLP

Chicago, Illinois
February 28, 2022

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$545,225	$316,473
Marketable securities	—	19,999
Accounts receivable, net of allowances of $5,666 and $6,557, respectively	133,750	88,123
Prepaid expenses	21,754	18,956
Other current assets	41,449	23,279
Income taxes recoverable	3,210	5,856
Total current assets	745,388	472,686

Non-current assets
Property and equipment, net	27,085	23,492
Operating lease right-of-use assets	72,320	92,671
Assets designated for retirement and pension plans	12,715	14,425
Investments	36,051	31,369
Other non-current assets	23,377	24,439
Goodwill	138,524	91,643
Other intangible assets, net	9,169	1,129
Deferred income taxes, net	42,169	35,958
Total non-current assets	361,410	315,126

Total assets	$1,106,798	$787,812

Current liabilities
Accounts payable	$20,374	$8,799
Accrued salaries and benefits	409,026	217,908
Deferred revenue	51,404	38,050
Operating lease liabilities	19,332	28,984
Other current liabilities	24,554	23,311
Income taxes payable	10,004	1,186
Total current liabilities	534,694	318,238

Non-current liabilities
Accrued salaries and benefits	73,779	56,925
Retirement and pension plans	55,593	53,496
Operating lease liabilities	65,625	86,816
Other non-current liabilities	41,087	4,735
Total non-current liabilities	236,084	201,972

Total liabilities	770,778	520,210

Commitments and contingencies (Note 20)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2021 and 2020.	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,596,607 and 19,585,777 shares issued, 19,591,527 and 19,359,586 shares outstanding at December 31, 2021 and 2020, respectively	196	196
Treasury stock at cost, 5,080 and 226,191 shares at December 31, 2021 and 2020, respectively	(191)	(8,041)
Additional paid in capital	233,163	231,048
Retained earnings	101,177	40,982
Accumulated other comprehensive income	1,675	3,417
Total stockholders’ equity	336,020	267,602

Total liabilities and stockholders’ equity	$1,106,798	$787,812
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	December 31,
	2021	2020	2019
Revenue
Revenue before reimbursements (net revenue)	$1,003,001	$621,615	$706,924
Reimbursements	5,473	7,755	18,690
Total revenue	1,008,474	629,370	725,614

Operating expenses
Salaries and benefits	717,411	450,424	501,791
General and administrative expenses	130,749	116,982	133,118
Cost of services	52,785	4,396	4,374
Impairment charges	—	32,970	—
Restructuring charges	3,792	52,372	4,130
Reimbursed expenses	5,473	7,755	18,690
Total operating expenses	910,210	664,899	662,103

Operating income (loss)	98,264	(35,529)	63,511

Non-operating income
Interest, net	302	204	2,880
Other, net	7,463	3,927	2,898
Net non-operating income	7,765	4,131	5,778

Income (loss) before income taxes	106,029	(31,398)	69,289

Provision for income taxes	33,457	6,309	22,420

Net income (loss)	72,572	(37,707)	46,869

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,890)	82	844
Net unrealized gain (loss) on available-for-sale investments	—	(13)	13
Pension gain (loss) adjustment	148	(476)	(1,095)
Other comprehensive loss, net of tax	(1,742)	(407)	(238)

Comprehensive income (loss)	$70,830	$(38,114)	$46,631

Weighted-average common shares outstanding
Basic	19,515	19,301	19,103
Diluted	20,296	19,301	19,551

Earnings (loss) per common share
Basic	$3.72	$(1.95)	$2.45
Diluted	$3.58	$(1.95)	$2.40

Cash dividends paid per share	$0.60	$0.60	$0.60
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows - operating activities
Net income (loss)	$72,572	$(37,707)	$46,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,560	26,656	10,371
Deferred income taxes	(7,481)	(1,680)	1,644
Stock-based compensation expense	12,760	10,199	10,298
Accretion expense related to earnout payments	486	—	668
Impairment charges	—	32,970	—
Gain on marketable securities	(1)	(154)	(595)
Loss on disposal of property and equipment	135	287	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(36,819)	22,644	6,899
Accounts payable	(332)	451	(994)
Accrued expenses	230,177	(26,513)	2,441
Restructuring accrual	(5,061)	2,479	1,959
Deferred revenue	12,783	(3,688)	175
Income taxes recoverable (payable), net	11,377	(4,016)	(5,450)
Retirement and pension plan assets and liabilities	1,145	1,794	3,258
Prepaid expenses	(2,776)	1,642	(455)
Other assets and liabilities, net	(37,124)	(2,011)	1,557
Net cash provided by operating activities	271,401	23,353	78,645

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	(33,518)	—	(3,520)
Capital expenditures	(6,240)	(7,322)	(3,352)
Purchases of available for sale investments	(2,323)	(118,904)	(130,411)
Proceeds from sale of available for sale investments	20,822	158,852	67,968
Net cash provided by (used in) investing activities	(21,259)	32,626	(69,315)

Cash flows - financing activities
Proceeds from line of credit	—	100,000	—
Payments on line of credit	—	(100,000)	—
Cash dividends paid	(12,377)	(12,063)	(11,835)
Payment of employee tax withholdings on equity transactions	(3,140)	(1,550)	(4,552)
Acquisition earnout payments	—	(2,789)	(1,853)
Net cash used in financing activities	(15,517)	(16,402)	(18,240)

Effect of exchange rates fluctuations on cash, cash equivalents and restricted cash	(5,855)	5,193	367

Net increase (decrease) in cash, cash equivalents and restricted cash	228,770	44,770	(8,543)
Cash, cash equivalents and restricted cash at beginning of period	316,489	271,719	280,262
Cash, cash equivalents and restricted cash at end of period	$545,259	$316,489	$271,719

Supplemental disclosures of cash flow information
Cash paid for
Income taxes	$28,623	$12,154	$27,338
Interest	$—	$761	$—
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	19,586	196	632	(20,298)	227,147	56,049	4,062	267,156
Net income	—	—	—	—	—	46,869	—	46,869
Other comprehensive loss, net of tax	—	—	—	—	—	—	(238)	(238)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	10,298	—	—	10,298
Vesting of equity, net of tax withholdings	—	—	(163)	5,154	(9,706)	—	—	(4,552)
Re-issuance of treasury stock	—	—	(49)	349	1,068	—	—	1,417
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,461)	—	(11,461)
Dividend equivalents on restricted stock units	—	—	—	—	—	(374)	—	(374)
Balance at December 31, 2019	19,586	196	420	(14,795)	228,807	91,083	3,824	309,115
Net loss	—	—	—	—	—	(37,707)	—	(37,707)
Adoption of accounting standards	—	—	—	—	—	(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(407)	(407)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	10,199	—	—	10,199
Vesting of equity, net of tax withholdings	—	—	(179)	6,225	(7,775)	—	—	(1,550)
Re-issuance of treasury stock	—	—	(15)	529	(183)	—	—	346
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,576)	—	(11,576)
Dividend equivalents on restricted stock units	—	—	—	—	—	(486)	—	(486)
Balance at December 31, 2020	19,586	$196	226	$(8,041)	$231,048	$40,982	$3,417	$267,602
Net income	—	—	—	—	—	72,572	—	72,572
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,742)	(1,742)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	12,760	—	—	12,760
Vesting of equity, net of tax withholdings	11	—	(213)	7,570	(10,710)	—	—	(3,140)
Re-issuance of treasury stock	—	—	(8)	280	65	—	—	345
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,708)	—	(11,708)
Dividend equivalents on restricted stock units	—	—	—	—	—	(669)	—	(669)
Balance at December 31, 2021	19,597	196	5	(191)	233,163	101,177	1,675	336,020
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share figures)

1.    Basis of Presentation

Heidrick & Struggles International, Inc. and subsidiaries (the “Company”) is a leadership advisory firm providing executive search, consulting and on-demand talent services. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. The Company operates globally, including Executive Search operating segments in the Americas, Europe and Asia Pacific.

The consolidated financial statements include Heidrick & Struggles International, Inc. and its wholly owned subsidiaries and have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant items subject to estimates and assumptions include revenue recognition, allowances for deferred tax assets and liabilities, and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2021 and 2020, the Company had no significant concentrations of risk.

Accounts Receivable

The Company’s accounts receivable consists of trade receivables. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade accounts receivables. These factors may change over time, impacting the allowance level. See Note 4, Credit Losses.

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

The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates five reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East), On-Demand Talent and Heidrick Consulting. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

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

Salaries and Benefits

Salaries and benefits consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual performance-related bonuses. Other items in this category are expenses related to sign-on bonuses, forgivable employee loans and minimum guaranteed bonuses (often incurred in connection with the hiring of new consultants), restricted stock unit, phantom stock unit and performance share unit amortization, payroll taxes, profit sharing and retirement benefits, and employee insurance benefits.

Salaries and benefits are recognized on an accrual basis. Certain sign-on bonuses, retention awards, and minimum guaranteed compensation are capitalized and amortized in accordance with the terms of the respective agreements.

Historically, a portion of the Company’s consultants’ and management cash bonuses were deferred and paid over a three-year vesting period. The portion of the bonus is approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred was recognized on a graded vesting attribution method over the requisite service period. This service period began on January 1 of the respective fiscal year and continued through the deferral date, which coincided with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first quarter of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, will continue to be paid under the terms of the cash bonus deferral program. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	December 31,
	2021	2020	2019
Net income (loss)	$72,572	$(37,707)	$46,869
Weighted average shares outstanding:
Basic	19,515	19,301	19,103
Effect of dilutive securities:
Restricted stock units	587	—	285
Performance stock units	194	—	163
Diluted	20,296	19,301	19,551
Basic earnings (loss) per share	$3.72	$(1.95)	$2.45
Diluted earnings (loss) per share	$3.58	$(1.95)	$2.40

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

The following table provides a reconciliation of the cash and cash equivalents between the Consolidated Balance Sheets and the Consolidated Statement of Cash Flows as of December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$545,225	$316,473	$271,719
Restricted cash included within other non-current assets	34	16	—
Total cash, cash equivalents and restricted cash	$545,259	$316,489	$271,719

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances for the years ended:

	December 31,
	2021	2020	Change
Contract assets
Unbilled receivables	$17,947	$9,907	$8,040
Contract assets	18,995	9,745	9,250
Total contract assets	36,942	19,652	17,290

Contract liabilities
Deferred revenue	$51,404	$38,050	$13,354

During the year ended December 31, 2021, we recognized revenue of $35.1 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2021, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $27.7 million.

Each of the Company's contracts with clients has an expected duration of one year or less. Accordingly, the Company has elected to utilize the available practical expedient related to the disclosure of the transaction price allocated to the remaining performance obligations under its contracts. The Company has also elected the available practical expedients related to adjusting for the effects of a significant financing component and the capitalization of contract acquisition costs. The Company charges and collects from its clients, sales tax and value added taxes as required by certain jurisdictions. The Company has made an accounting policy election to exclude these items from the transaction price in its contracts.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

	December 31,
	2021	2020	2019
Balance at January 1,	$6,557	$5,140	$3,502
Provision for credit losses	4,991	6,696	5,900
Write-offs	(5,730)	(5,418)	(4,270)
Foreign currency translation	(152)	139	8
Balance at December 31,	$5,666	$6,557	$5,140

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

The unrealized loss on one investment in U.S. Treasury securities at December 31, 2020 was caused by fluctuations in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the investments would not be settled at a price less than the amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis. There were no investments with unrealized losses at December 31, 2021.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2021	2020
Leasehold improvements	$42,252	$40,320
Office furniture, fixtures and equipment	14,933	14,816
Computer equipment and software	24,293	25,544
Property and equipment, gross	81,478	80,680
Accumulated depreciation	(54,393)	(57,188)
Property and equipment, net	$27,085	$23,492

Depreciation expense for the years ended December 31, 2021, 2020 and 2019, was $7.1 million, $8.1 million and $9.5 million, respectively.

As part of the Company's restructuring plan, property and equipment located at certain of the Company's offices was abandoned and the useful life of the assets were shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $0.9 million and $4.2 million of depreciation expense was accelerated and recorded in Restructuring charges in the Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, respectively.

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

Office leases have remaining lease terms that range from less than one year to 11.5 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

Under the Company's restructuring plan, a lease component related to one of the Company's offices was abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in useful life, approximately $8.7 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows during the year ended December 31, 2021. Approximately $13.7 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows during the year ended December 31, 2020. In September 2021, the Company entered into a termination and surrender agreement for this lease component. Under the terms of the agreement, the Company made a one-time payment of $11.7 million to release the Company from all remaining obligations under the lease. At the time of payment, the Company had accrued approximately $17.4 million of lease liabilities related to future payments under the remaining lease term. Upon making the one-time payment, the lease liabilities were relieved, resulting in a gain on termination of approximately $5.7 million, which is recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.9 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, were as follows:

	December 31,
	2021	2020
Operating lease cost	$18,912	$22,227
Variable lease cost	4,949	6,047
Total lease cost	$23,861	$28,274

Supplemental cash flow information related to the Company's operating leases for the year ended December 31, is as follows:

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,473	$31,573
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,397	$31,829

The weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31, is as follows:

	December 31,
	2021	2020
Weighted Average Remaining Lease Term
Operating leases	6.4 years	6.0 years
Weighted Average Discount Rate
Operating leases	3.22%	3.5%

The future maturities of the Company's operating lease liabilities for the years ended December 31, is as follows:

Operating Lease Maturity
2022	$18,444
2023	18,634
2024	16,562
2025	8,528
2026	7,164
Thereafter	25,214
Total lease payments	94,546
Less: Interest	(9,589)
Present value of lease liabilities	$84,957

The Company has an obligation at the end of the lease term to return certain offices to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $3.2 million and $3.3 million of asset retirement obligations as of December 31, 2021 and 2020, respectively, which are recorded within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

Cash and Cash Equivalents
Balance at December 31, 2021
Cash	$265,233

Level 1(1):
Money market funds	80,798
U.S. Treasury securities	199,194
Total Level 1	279,992

Total	$545,225

	Fair Value				Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2020
Cash					$230,490	$—

Level 1(1):
Money market funds					53,986	—
U.S. Treasury securities	51,996	1	(1)	51,996	31,997	19,999
Total Level 1	51,996	1	(1)	51,996	85,983	19,999

Total	$51,996	$1	$(1)	$51,996	$316,473	$19,999

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $22.9 million and $19.5 million as of December 31, 2021 and December 31, 2020, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2021

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$36,051	$—	$—	$36,051	$—	$—

Level 2(2):
Retirement and pension plan assets	14,048	1,333	12,715	—	—	—
Pension benefit obligation	(19,594)	—	—	—	(1,333)	(18,261)
Total Level 2	(5,546)	1,333	12,715	—	(1,333)	(18,261)

Total	$30,505	$1,333	$12,715	$36,051	$(1,333)	$(18,261)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Goodwill	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2020

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$31,369	$—	$—	$—	$31,369	$—	$—

Level 2(2):
Retirement and pension plan assets	15,859	1,434	—	14,425	—	—	—
Pension benefit obligation	(22,351)	—	—	—	—	(1,434)	(20,917)
Total Level 2	(6,492)	1,434	—	14,425	—	(1,434)	(20,917)

Measured on a non-recurring basis:
Level 3(3)(4):
Goodwill	91,643		91,643

Total	$116,520	$1,434	$91,643	$14,425	$31,369	$(1,434)	$(20,917)

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
(4)In accordance with Subtopic 350-20, goodwill with a carrying value of $33.0 million was written down to its implied fair value of zero, during the year ended December 31, 2020, resulting in the revised total goodwill of $91.6 million and an impairment charge of $33.0 million in earnings.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the year ended December 31, 2021:

	Acquisition Earnout Accruals	Contingent Compensation Accruals
Balance at December 31, 2020	$—	$(2,390)
Acquisition earnout (see Note 8, Acquisitions)	(23,800)	—
Earnout accretion	(486)	—
Compensation expense	—	(1,973)
Fair value adjustment (see Note 8, Acquisitions)	(11,368)	—
Foreign currency translation	—	222
Balance at December 31, 2021	$(35,654)	$(4,141)

Earnout accruals and contingent compensation accruals are recorded within Other non-current liabilities and non-current Accrued salaries and benefits, respectively, in the Condensed Consolidated Balance Sheets as of December 31, 2021 and 2020.

8.    Acquisitions

On April 1, 2021, the Company acquired Business Talent Group, LLC ("BTG"), a market-leader in sourcing high-end, on-demand independent talent. Under the terms of the merger agreement, the Company paid $32.6 million of initial consideration from existing cash for the outstanding equity of BTG. The former owners of BTG are eligible to receive additional cash consideration, which the Company estimated to be between $20.0 million and $30.0 million on the acquisition date, based on the achievement of certain revenue and operating income milestones for the period from acquisition through 2022. When estimating the present value of future cash consideration, the Company accrued $23.8 million as of the acquisition date for the earnout liability. During the year ended December 31, 2021, the Company increased the fair value of the earnout liability by $11.4 million due to BTG outperforming initial revenue and operating income estimates. As of December 31, 2021, the Company has accrued $35.7 million for the earnout liability. The Company recorded $5.8 million for customer relationships, $3.1 million for software, $1.7 million for a trade name and $45.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. As of the acquisition date, the Company expects that all of the goodwill will be deductible for tax purposes. Included in the Company's results of operations for the year ended December 31, 2021 are $66.6 million of revenue, and $9.3 million of operating loss, from the acquired entity.

On October 15, 2021, the Company acquired Heidrick & Struggles Finland OY ("H&S Finland"), a Finland-based executive search firm, for initial consideration of $1.6 million with an anticipated future payment to the former owners in 2023, subject to the achievement of certain agreed upon financial performance and operational targets, and continued employment with the Company through the payment date. As of December 31, 2021, the Company has accrued $0.1 million for the contingent payment. The Company previously had an affiliate relationship with H&S Finland, whereby the Company had no financial investment in H&S Finland, but received licensing fees for the use of the Company's name and database. The Company recorded $1.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. The Company expects to finalize its estimates of fair value during the three months ended March 31, 2022. Included in the Company's results of operations for the year ended December 31, 2021 are $1.1 million of revenue, and $0.5 million of operating income, from the acquired entity.

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	December 31, 2021	December 31, 2020
Executive Search
Americas	$91,463	$91,643
Europe	1,532	—
Total Executive Search	92,995	91,643
On-Demand Talent	45,529	—
Total goodwill	$138,524	$91,643

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Total
Goodwill	$88,410	$24,924	$8,758	$—	$122,092
Accumulated impairment losses	—	—	—	—	—
Balance at December 31, 2018	88,410	24,924	8,758	—	122,092

2GET acquisition	3,793	—	—	—	3,793
Foreign currency translation	294	655	(3)	—	946
Balance at December 31, 2019	92,497	25,579	8,755	—	126,831

Impairment	—	(24,475)	(8,495)	—	(32,970)
Foreign currency translation	(854)	(1,104)	(260)	—	(2,218)
Balance at December 31, 2020	91,643	—	—	—	91,643

BTG acquisition	—	—	—	45,529	45,529
Finland acquisition	—	1,532	—	—	1,532
Foreign currency translation	(180)	—	—	—	(180)

Goodwill	91,463	26,007	8,495	45,529	171,494
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at December 31, 2021	$91,463	$1,532	$—	$45,529	$138,524
In April 2021, the Company acquired BTG and included $45.5 million of goodwill related to the acquisition in the On-Demand Talent operating segment.

In October 2021, the Company acquired H&S Finland, and included $1.5 million of goodwill related to the acquisition in the Europe operating segment.

During the 2021 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2021 in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

The impairment test is considered for each of the Company’s reporting units that has goodwill as defined in the accounting standard for goodwill and intangible assets. The Company operates five reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East), On-Demand Talent, and Heidrick Consulting. As of October 31, 2021, only the Americas, Europe, and On-Demand Talent reporting units had recorded goodwill.

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

Based on the results of the impairment analysis, the fair values of the Americas, Europe, and On-Demand Talent reporting units exceeded their carrying values by 369%, 97% and 15%, respectively.

During the twelve months ended December 31, 2020, the Company determined that the goodwill within the Europe and Asia Pacific reporting units was impaired, which resulted in impairment charges of $24.5 million and $8.5 million, respectively, to write off all of the goodwill associated with each of the reporting units. The impairment charges are recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended

December 31, 2020. The impairments were non-cash in nature and did not affect our liquidity, cash flows, borrowing capability or operations, nor did they impact the debt covenants under our credit agreement.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	December 31, 2021	December 31, 2020
Executive Search
Americas	$103	$225
Europe	463	852
Asia Pacific	33	52
Total Executive Search	599	1,129
On-Demand Talent	8,570	—
Total Other Intangible Assets, Net	$9,169	$1,129

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

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2021			December 31, 2020
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.6	$22,127	$(16,495)	$5,632	$16,600	$(15,587)	$1,013
Trade name	3.1	2,441	(1,237)	$1,204	280	(164)	116
Software	3.0	3,110	(777)	2,333	—	—	—
Total intangible assets	7.7	$27,678	$(18,509)	$9,169	$16,880	$(15,751)	$1,129

Intangible asset amortization expense for the years ended December 31, 2021, 2020 and 2019, was $2.9 million, $0.7 million and $0.9 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2021 for the years ended December 31, is as follows:

2022	2,822
2023	2,733
2024	1,154
2025	765
2026	527
Thereafter	1,168
Total	9,169

10.    Other Current Assets

The components of other current assets are as follows:

	December 31, 2021	December 31, 2020
Contract assets	$36,942	$19,652
Other	4,507	3,627
Total other current assets	$41,449	$23,279

11.    Line of Credit

On July 13, 2021, the Company entered into a First Amendment to the 2018 Credit Agreement. The Amendment provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the 2018 Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Amendment matures on July 13, 2026, extended from October 26, 2023 as set forth in the 2018 Credit Agreement.

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
As of December 31, 2021, and 2020, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amendment and no event of default existed.

12.    Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or after-tax contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar-for-dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the years ended December 31, 2021, 2020 and 2019. Employees are eligible for the Company match immediately upon entry into the plan. Those contributions vest annually, provided the employee is employed by the Company on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created annually by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2021, 2020 and 2019. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2021, 2020 and 2019, was $6.8 million, $5.7 million and $6.3 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material and, therefore, additional disclosure has not been presented.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2021 and 2020, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $34.9 million and $30.5 million at December 31, 2021 and 2020, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2021, and 2020, the total amounts deferred under the plan were $1.1 million and $0.9 million, respectively, all of which were funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2021 and 2020.

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

	2021	2020
Benefit obligation at January 1,	$22,351	$20,918
Interest cost	150	212
Actuarial loss	(11)	790
Benefits paid	(1,400)	(1,402)
Cumulative translation adjustment	(1,496)	1,833
Benefit obligation at December 31,	$19,594	$22,351

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2021	2020
Current liabilities	$1,333	$1,434
Noncurrent liabilities	18,261	20,917
Total	$19,594	$22,351

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2021	2020	2019
Net period benefit cost:
Interest cost	$150	$212	$338
Amortization of net loss	211	140	35
Net periodic benefit cost	$361	$352	$373
Weighted average assumptions
Discount rate (1)	0.72%	1.03%	1.71%
Rate of compensation increase	—%	—%	—%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2021	2020	2019
Discount rate (1)	1.03%	0.72%	1.03%
Rate of compensation increase	—%	—%	—%
Measurement Date	12/31/2021	12/31/2020	12/31/2019

(1)The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2021 and 2020, that had not yet been recognized as components of net periodic benefit cost were $4.5 million and $5.1 million, respectively. As of December 31, 2021, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2022.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Financial Instruments and Fair Value). The fair value at December 31, 2021 and 2020, was $14.0 million and $15.9 million, respectively.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2021 and 2020, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

2022	$1,333
2023	1,361
2024	1,293
2025	1,266
2026	1,234
2027 through 2031	$5,519

14.    Stock-Based Compensation

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

As of December 31, 2021, 3,372,653 awards have been issued under the Third A&R 2012 Program, including 744,877 forfeited awards, and 722,224 shares remain available for future awards. The Third A&R 2012 Program provides that no awards can be granted after May 28, 2028.
The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs in the financial statements over the requisite service period. The Company analyzes historical data of forfeited awards to develop an estimated forfeiture rate that is applied to the Company's stock-based compensation expense; however, all stock-based compensation expense is adjusted to reflect actual vestings and forfeitures.

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2021	2020	2019
Salaries and employee benefits (1)	$20,081	$12,968	$12,857
General and administrative expenses	345	460	460
Income tax benefit related to stock-based compensation included in net income	5,539	3,571	3,529

(1) Includes $7.8 million, $3.2 million and $3.0 million of expense related to cash settled restricted stock units for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units

Restricted stock units are generally subject to ratable vesting over a three-year period. Beginning in 2018, a portion of the Company's restricted stock units are subject to ratable vesting over a four-year period. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the years ended December 31, 2021 and 2020 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2019	598,988	$32.25
Granted	329,068	22.20
Vested and converted to common stock	(194,921)	29.67
Forfeited	(25,271)	30.62
Outstanding on December 31, 2020	707,864	28.35
Granted	257,070	38.89
Vested and converted to common stock	(218,950)	30.65
Forfeited	(18,333)	30.80
Outstanding on December 31, 2021	727,651	$31.32

As of December 31, 2021, there was $7.4 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

Performance share unit activity for the years ended December 31, 2021 and 2020 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2019	179,559	$32.63
Granted	105,847	23.52
Vested and converted to common stock	(50,472)	26.69
Forfeited	—	—
Outstanding on December 31, 2020	234,934	29.80
Granted	106,357	35.99
Vested and converted to common stock	(90,284)	30.60
Forfeited	(18,150)	30.09
Outstanding on December 31, 2021	232,857	$32.29

As of December 31, 2021, there was $5.0 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.8 years.

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

The Company recorded phantom stock-based compensation expense of $7.8 million, $3.2 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Phantom stock unit activity for the years ended December 31, 2021 and 2020 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2019	266,060
Granted	118,596
Vested	(21,346)
Forfeited	(11,676)
Outstanding on December 31, 2020	351,634
Granted	63,575
Vested	(61,539)
Forfeited	(4,807)
Outstanding on December 31, 2021	348,863

As of December 31, 2021, there was $4.1 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.7 years.

15.    Restructuring

During the year ended December 31, 2020, the Company implemented a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the restructuring included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company continued to incur charges related to the 2020 Plan during the year ended December 31, 2021, which primarily related to finalizing a reduction the Company's real estate footprint. The Company does not anticipate incurring any future charges under the 2020 Plan.

Restructuring charges (reversals) for the year ended December 31, 2021 by type of charge (reversal) and operating segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$20	$(97)	$(124)	$(44)	$62	$(183)
Office related	3,859	—	—	399	(296)	3,962
Other	3	—	—	—	10	13
Total	$3,882	$(97)	$(124)	$355	$(224)	$3,792

Restructuring charges (reversals) for the year ended December 31, 2020 by type of charge (reversal) and operating segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$16,206	$8,353	$4,234	$2,633	$1,354	$32,780
Office related	14,242	226	374	1,953	2,115	18,910
Other	31	24	6	71	550	682
Total	$30,479	$8,603	$4,614	$4,657	$4,019	$52,372

Restructuring charges incurred to date under the 2020 Plan, which includes prior period charges, by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$16,226	$8,256	$4,110	$2,589	$1,416	$32,597
Office related	18,101	226	374	2,352	1,819	22,872
Other	34	24	6	71	560	695
Total	$34,361	$8,506	$4,490	$5,012	$3,795	$56,164

As part of the Company's reduction in real estate expenses under the 2020 Plan, a lease component related to one of the Company's offices was abandoned. In September 2021, the Company entered into a termination and surrender agreement for this lease component. Under the terms of the agreement, the Company made a one-time payment of $11.7 million to release the Company from all remaining obligations under the lease. At the time of payment, the Company had accrued approximately $17.4 million of lease liabilities related to future payments under the remaining lease term. Upon making the one-time payment, the lease liabilities were relieved, resulting in a gain on termination of approximately $5.7 million, which is recorded in Restructuring charges in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021.

During the year ended December 31, 2019, the Company recorded restructuring charges of $4.1 million related to the closing of the Company's legacy Brazil operations due to the acquisition of 2GET Holdings Limited (the "2019 Plan"). The restructuring charges primarily consisted of employee-related costs for the Company's legacy Brazil operations.

Restructuring charges for the year ended December 31, 2019 and restructuring charges incurred to date under the 2019 Plan by type of charge and reportable segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$4,102	$—	$—	$—	$28	$4,130
Total	$4,102	$—	$—	$—	$28	$4,130

Changes in the restructuring accrual for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2018	1,269	—	17	1,286
Restructuring charges	4,130	—	—	4,130
Cash payments	(2,213)	—	—	(2,213)
Non-cash write-offs	—	—	(17)	(17)
Other	4	—	—	4
Exchange rate fluctuations	55	—	—	55
Accrual balance at December 31, 2019	3,245	—	—	3,245
Restructuring charges	32,780	18,910	682	52,372
Cash payments	(11,443)	(138)	(682)	(12,263)
Non-cash write-offs	(1,633)	(17,823)	—	(19,456)
Other	(173)	—	—	(173)
Exchange rate fluctuations	(464)	4	—	(460)
Accrual balance at December 31, 2020	22,312	953	—	23,265
Restructuring charges	(183)	3,962	13	3,792
Cash payments	(13,702)	(738)	(13)	(14,453)
Non-cash write-offs	44	(4,190)	—	(4,146)
Exchange rate fluctuations	(77)	13	—	(64)
Accrual balance at December 31, 2021	$8,394	$—	$—	$8,394

Restructuring accruals are recorded within Other current liabilities in the Consolidated Balance Sheets with the exception of certain employee related accruals. Accruals associated with the elimination of certain deferred compensation programs of $4.9 million and $3.6 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of December 31, 2021. Accruals associated with the elimination of certain deferred compensation programs of $7.2 million and $11.3 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of December 31, 2020.

16.    Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2021	2020	2019
United States	$68,122	$11,346	$53,461
Foreign	37,907	(42,744)	15,828
Income (loss) before income taxes	$106,029	$(31,398)	$69,289

The provision for income taxes are as follows:

	December 31,
	2021	2020	2019
Current
Federal	$21,200	$4,469	$11,311
State and local	9,341	1,948	4,422
Foreign	9,802	2,172	4,423
Current provision for income taxes	40,343	8,589	20,156

Deferred
Federal	(3,373)	(2,416)	2,031
State and local	(1,825)	(697)	698
Foreign	(1,688)	833	(465)
Deferred provision (benefit) for income taxes	(6,886)	(2,280)	2,264
Total provision for income taxes	$33,457	$6,309	$22,420

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 21% is as follows:

	December 31,
	2021	2020	2019
Income tax provision (benefit) at the statutory U.S. federal rate	$22,266	$(6,594)	$14,551
State income tax provision, net of federal tax benefit	4,994	735	3,509
Nondeductible expenses, net	2,833	6,950	1,187
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	1,910	4,470	1,430
Establishment (release) of valuation allowance	(157)	566	(117)
Additional U.S. tax on foreign operations	242	115	2,201
Current/deferred items	1,023	(505)	(157)
Other, net	346	572	(184)
Total provision for income taxes	$33,457	$6,309	$22,420

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2021	2020
Deferred tax assets attributable to:
Operating lease liability and accrued rent	$16,118	$22,765
Foreign net operating loss carryforwards	15,555	19,721
Accrued compensation and employee benefits	25,844	18,553
Deferred compensation	21,289	17,376
Foreign tax credit carryforwards	5,382	5,196
Other accrued expenses	3,083	4,350
Deferred tax assets, before valuation allowance	87,271	87,961
Valuation allowance	(20,396)	(25,218)
Deferred tax assets, after valuation allowance	66,875	62,743

Deferred tax liabilities attributable to:
Operating lease, right-of-use, assets	12,820	17,526
Goodwill	7,526	7,625
Depreciation on property and equipment	3,169	1,172
Other	1,310	533
Deferred tax liabilities	24,825	26,856
Net deferred tax assets	$42,050	$35,887

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. Certain of the Company’s deferred tax liabilities, based on jurisdictional netting, of $0.1 million are included in Other non-current liabilities on the Consolidated Balance Sheets at both December 31, 2021 and 2020.

The valuation allowance decreased to $20.4 million at December 31, 2021 from $25.2 million at December 31, 2020. The valuation allowance at December 31, 2021 was related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2021, the Company had a net operating loss carryforward of $111.0 million related to its foreign tax filings. Of the $111.0 million net operating loss carryforward, $64.7 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward for periods ranging from five to indefinitely. The Company also has a foreign tax credit carryforward of $5.4 million subject to a valuation allowance of $5.4 million.

At December 31, 2020, the Company had a net operating loss carryforward of $128.1 million related to its foreign tax filings. Of the $128.1 million net operating loss carryforward, $87.9 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward indefinitely or for periods ranging from five to twenty years. The Company also had a foreign tax credit carryforward of $5.2 million subject to a valuation allowance of $5.2 million.

As of December 31, 2021, the Company does not have any unrecognized tax benefits, due to the settlement of all previous unrecognized tax benefits. As of December 31, 2020, the Company had $0.4 million of unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2021	2020	2019
Gross unrecognized tax benefits at January 1,	$416	$130	$1,128
Gross increases for tax positions of prior years	6	500	389
Gross decreases for tax positions of prior years	(14)	(31)	(377)
Settlements	(408)	(183)	(1,010)
Gross unrecognized tax benefits at December 31,	$—	$416	$130

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. Years 2018 through 2020 are subject to examination by the state taxing authorities. The years 2018 through 2020 are also subject to examination by the federal taxing authority. There are certain foreign jurisdictions that are subject to examination for years prior to 2018.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next twelve months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2022.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss).

The Global Intangible Low-Taxed Income (“GILTI”) provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company will be subject to incremental U.S. tax on GILTI income beginning in 2018, due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2021.

The Base Erosion and Anti-Abuse Tax (“BEAT”) provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2021.

17.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2021, are summarized below:

	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2020	$6,184	$(2,767)	$3,417
Other comprehensive income (loss) before classification, net of tax	(1,890)	148	(1,742)
Balance at December 31, 2021	$4,294	$(2,619)	$1,675

18.    Segment Information

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

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and other operating income are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing operating income (loss), more appropriately reflect its core operations.

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2021	2020	2019
Revenue
Executive Search
Americas	$581,440	$361,416	$415,455
Europe	170,312	124,243	135,070
Asia Pacific	117,008	79,511	95,827
Total Executive Search	868,760	565,170	646,352
On-Demand Talent	66,636	—	—
Heidrick Consulting	67,605	56,445	60,572
Revenue before reimbursements	1,003,001	621,615	706,924
Reimbursements	5,473	7,755	18,690
Total revenue	$1,008,474	$629,370	$725,614

Operating income (loss)
Executive Search
Americas (1)	$142,040	$62,806	$100,833
Europe (2)	18,424	(22,827)	3,026
Asia Pacific (3)	18,167	(6,724)	13,590
Total Executive Search	178,631	33,255	117,449
On-Demand Talent (4)	(9,272)	—	—
Heidrick Consulting (5)	(16,162)	(28,369)	(18,499)
Total segments	153,197	4,886	98,950
Global Operations Support (6)	(54,933)	(40,415)	(35,439)
Total operating income (loss)	$98,264	$(35,529)	$63,511

Depreciation and amortization
Executive Search
Americas	$12,843	$20,937	$4,204
Europe	1,802	2,270	2,784
Asia Pacific	1,399	1,837	1,472
Total Executive Search	16,044	25,044	8,460
On-Demand Talent	2,010	—	—
Heidrick Consulting	1,045	953	1,079
Total segments	19,099	25,997	9,539
Global Operations Support	461	659	832
Total depreciation and amortization	$19,560	$26,656	$10,371

Capital expenditures
Executive Search
Americas	$4,487	$4,258	$1,121
Europe	372	409	1,070
Asia Pacific	209	2,015	295
Total Executive Search	5,068	6,682	2,486
On-Demand Talent	—	—	—
Heidrick Consulting	174	116	541
Total segments	5,242	6,798	3,027
Global Operations Support	998	524	325
Total capital expenditures	$6,240	$7,322	$3,352

(1)Includes $3.9 million, $30.5 million and $4.1 million of restructuring charges in 2021, 2020 and 2019, respectively.
(2)Includes a $0.1 million restructuring reversal and $8.6 million of restructuring charges in 2021 and 2020, respectively, and $24.5 million of impairment charges in 2020.
(3)Includes a $0.1 million restructuring reversal and $4.6 million of restructuring charges in 2021 and 2020, respectively, and $8.5 million of impairment charges in 2020.
(4)Includes an $11.4 million earnout fair value adjustment in 2021.
(5)Includes $0.4 million and $4.7 million of restructuring charges in 2021 and 2020, respectively.
(6)Includes a $0.2 million restructuring reversal, $4.0 million of restructuring charges, and less than $0.1 million of restructuring charges in 2021, 2020 and 2019, respectively.

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2021	2020
Current assets
Executive Search
Americas	$459,077	$284,837
Europe	123,865	84,841
Asia Pacific	99,510	76,523
Total Executive Search	682,452	446,201
On-Demand Talent	22,478	—
Heidrick Consulting	36,640	24,546
Total segments	741,570	470,747
Global Operations Support	3,818	1,939
Total allocated current assets	745,388	472,686
Unallocated non-current assets	213,717	222,354
Goodwill and other intangible assets, net
Executive Search
Americas	91,566	91,868
Europe	1,995	852
Asia Pacific	33	52
Total Executive Search	93,594	92,772
On-Demand Talent	54,099	—
Heidrick Consulting	—	—
Total goodwill and other intangible assets, net	147,693	92,772
Total assets	$1,106,798	$787,812
The only country to account for more than 10% of the Company's net revenue and total long-lived assets is the United States. Net revenue in the United States for the years ended December 31, 2021, 2020 and 2019 was $650.9 million, $377.8 million, and $427.0 million, respectively. Total long-lived assets in the United States as of December 31, 2021 and 2020 were $257.9 million and $203.6 million, respectively.

19.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for office lease agreements and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have use cash to fulfill the obligation if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.6 million as of December 31, 2021. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.

For purposes of evaluating the Company's internal control over financial reporting, management's assessment of and conclusion about the effectiveness of internal controls over financial reporting did not include the internal controls of Business Talent Group LLC, which the Company acquired on April 1, 2021, and which are included in the Consolidated Balance Sheets of the Company as of December 31, 2021, and the related Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders' Equity, for the year then ended. Business Talent Group LLC constituted 7% of total assets as of December 31, 2021, and 7% of total revenue for the year then ended. Business Talent Group LLC had an operating loss which comprised 9% of total operating income for the year ended December 31, 2021.

The Company’s independent registered public accounting firm, RSM US LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and corporate governance will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2022 (the "2022 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2021, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program. See Note 14, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	960,508	(1)	$—	722,224
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	960,508		—	722,224

(1)Includes 727,651 restricted stock units and 232,857 performance stock units at their target levels and no options. The performance stock units represent the maximum amount of shares to be awarded at target levels, and accordingly, may overstate expected dilution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in included the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the caption “Audit Fees” in our 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

        See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

 2.    Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.01	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.01	4/27/2020

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.02	4/27/2020

3.03	Amended and Restated By-laws of the Registrant	8-K	3.03	5/30/2017

4.01	Specimen Stock Certificate	S-4	4.01	2/12/1999

4.02	Description of Securities	10-K	4.02	2/24/2020

10.01	Employment Agreement of Richard W. Greene **	8-K	99.01	3/27/2015

10.02	Employment Agreement of Krishnan Rajagopalan dated April 9, 2015**	8-K	99.1	4/20/2015

10.03	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010**	8-K	10.1	10/25/2011

10.04	2007 Heidrick & Struggles GlobalShare Program**	DEF 14A	App. A	4/25/2011

10.05	Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008**	10-K	10.20	2/27/2009

10.06	Form of Non-Qualified Stock Option Grant Agreement**	8-K	10.5	2/5/2012

10.07	Form of Restricted Stock Unit Participation Agreement **	8-K	10.3	2/5/2012

10.08	Form of Performance Stock Unit Participation Agreement **	8-K	10.4	2/5/2012

10.09	Form of Non-Employee Director Restricted Stock Unit Participation Agreement **	10-K	10.19	3/14/2012

10.10	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan**	10-K	10.10	3/10/2006

10.11	Heidrick & Struggles International, Inc. Deferred Compensation Plan **	S-8	4.1	2/8/2002

10.12	First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan **	10-K	10.25	2/27/2009

10.13	Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation Plan - Amended and Restated as of September 30, 2016 **	8-K	2.1	10/5/2016

10.14	Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 **	8-K	10.2	1/5/2012

10.15	Business Protection Agreement by and between Heidrick & Struggles (UK) Limited and Mr. Colin Price dated January 18, 2016 **	8-K	99.2	1/19/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.16	Amended and Restated 2012 Heidrick & Struggles GlobalShare Plan**	DEF 14A	App. A	4/18/2014

10.17	Employment Agreement of Krishnan Rajagopalan dated September 21, 2017**	8-K	99.1	9/21/2017

10.18	Employment Agreement between Heidrick & Struggles International, Inc. and Kamau Coar dated January 4, 2018 **	8-K	10.1	1/10/2018

10.19	Employment Agreement between Heidrick & Struggles International, Inc. Andrew LeSueur dated January 9, 2018 **	8-K	10.2	1/10/2018

10.20	Heidrick & Struggles International, Inc. Management Severance Pay Plan as amended and restated effective December 31, 2017	8-K	10.3	1/10/2018

10.21	Employment Agreement between Heidrick & Struggles International, Inc. and Mark Harris dated March 19, 2018 **	8-K	99.1	3/21/2018

10.22	Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program	DEF 14A	App. A	5/11/2018

10.23	Form of Phantom Stock Unit Participation Agreement **	10-Q	10.1	10/29/2018

10.24	Form of Restricted Stock Unit Participation Agreement **	10-Q	10.1	10/29/2018

10.25	Employment Agreement between Heidrick & Struggles International, Inc. and Sarah Payne dated December 5, 2018 **	8-K	10.1	12/6/2018

10.26	Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated February 6, 2019 **	8-K	10.1	2/8/2019

10.27	Form of Performance Stock Unit Participation Agreement **	10-Q	10.1	7/29/2019

10.28	Form of Performance Stock Unit Participation Agreement **	10-K	10.53	7/24/2020

10.29	Form of Restricted Stock Unit Participation Agreement **	10-Q	10.1	7/27/2020

10.30	Form of Performance Stock Unit Participation Agreement **	10-Q	10.2	7/27/2020

10.31	Form of Non-Employee Director Restricted Stock Unit Participation Agreement **	10-Q	10.3	7/27/2020

10.32	Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program	S-8		6/22/2020

10.33	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description As Amended and Restated effective December 31, 2020**	10-K	10.58	2/24/21

10.34	Separation Agreement and General Release, dated June 30, 2021, by and between Heidrick & Struggles International, Inc. and Kamau Coar	8-K	10.1	7/2/21

10.35	First Amendment to Credit Agreement, dated July 13, 2021, by and among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers Party Thereto, the Lenders Party Thereto and Bank of America, N.A.	8-K	10.1	7/19/21

10.36	Director and Officer Indemnification Agreement	10-Q	10.1	10/25/21

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm - RSM US LLP

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28 , 2022.

Signature	Title

/s/ Krishnan Rajagopalan	Chief Executive Officer & Director
Krishnan Rajagopalan (Principal Executive Officer)

/s/ Mark R. Harris	Executive Vice President, Chief Financial Officer
Mark R. Harris (Principal Financial Officer)

/s/ Stephen A. Bondi	Vice President, Controller
Stephen A. Bondi (Principal Accounting Officer)

/s/ Elizabeth L. Axelrod	Director
Elizabeth L. Axelrod

/s/ Mary E. G. Bear	Director
Mary E. G. Bear

/s/ Laszlo Bock	Director
Laszlo Bock

/s/ Lyle Logan	Director
Lyle Logan

/s/ T. Willem Mesdag	Director
T. Willem Mesdag

/s/ Stacey Rauch	Director
Stacey Rauch

/s/ Adam Warby	Director
Adam Warby