Form 10-Q
period 2022-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2022-04-25
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of April 22, 2022, there were 19,717,804 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Current assets
Cash and cash equivalents	$267,986	$545,225
Accounts receivable, net of allowances of $6,278 and $5,666, respectively	186,220	133,750
Prepaid expenses	30,681	21,754
Other current assets	47,146	41,449
Income taxes recoverable	3,569	3,210
Total current assets	535,602	745,388

Non-current assets
Property and equipment, net	27,162	27,085
Operating lease right-of-use assets	69,344	72,320
Assets designated for retirement and pension plans	12,372	12,715
Investments	38,006	36,051
Other non-current assets	23,448	23,377
Goodwill	139,017	138,524
Other intangible assets, net	8,462	9,169
Deferred income taxes	42,159	42,169
Total non-current assets	359,970	361,410

Total assets	$895,572	$1,106,798

Current liabilities
Accounts payable	$16,350	$20,374
Accrued salaries and benefits	179,663	409,026
Deferred revenue	55,364	51,404
Operating lease liabilities	18,963	19,332
Other current liabilities	53,982	24,554
Income taxes payable	15,397	10,004
Total current liabilities	339,719	534,694

Non-current liabilities
Accrued salaries and benefits	71,235	73,779
Retirement and pension plans	57,076	55,593
Operating lease liabilities	62,439	65,625
Other non-current liabilities	14,338	41,087
Total non-current liabilities	205,088	236,084

Total liabilities	544,807	770,778

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,722,884 and 19,596,607 shares issued, 19,717,804 and 19,591,527 shares outstanding at March 31, 2022 and December 31, 2021, respectively	197	196
Treasury stock at cost, 5,080 shares at March 31, 2022 and December 31, 2021	(191)	(191)
Additional paid in capital	233,641	233,163
Retained earnings	116,525	101,177
Accumulated other comprehensive income	593	1,675
Total stockholders’ equity	350,765	336,020

Total liabilities and stockholders’ equity	$895,572	$1,106,798

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Revenue before reimbursements (net revenue)	$283,861	$193,656
Reimbursements	1,676	1,075
Total revenue	285,537	194,731

Operating expenses
Salaries and benefits	201,445	141,363
General and administrative expenses	29,794	27,368
Cost of services	17,988	1,456
Research and development	4,402	—
Restructuring charges	—	3,861
Reimbursed expenses	1,676	1,075
Total operating expenses	255,305	175,123

Operating income	30,232	19,608

Non-operating income (expense)
Interest, net	110	82
Other, net	(2,471)	3,082
Net non-operating income	(2,361)	3,164

Income before income taxes	27,871	22,772

Provision for income taxes	9,404	7,940

Net income	18,467	14,832

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(1,082)	(693)
Other comprehensive loss, net of tax	(1,082)	(693)

Comprehensive income	$17,385	$14,139

Weighted-average common shares outstanding
Basic	19,624	19,387
Diluted	20,511	20,171

Earnings per common share
Basic	$0.94	$0.77
Diluted	$0.90	$0.74

Cash dividends paid per share	$0.15	$0.15
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,597	$196	5	$(191)	$233,163	$101,177	$1,675	$336,020
Net income	—	—	—	—	—	18,467	—	18,467
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,082)	(1,082)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,698	—	—	3,698
Vesting of equity awards, net of tax withholding	126	1	—	—	(3,220)	—	—	(3,219)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,940)	—	(2,940)
Dividend equivalents on restricted stock units	—	—	—	—	—	(179)	—	(179)
Balance at March 31, 2022	19,723	$197	5	$(191)	$233,641	$116,525	$593	$350,765

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	19,586	$196	226	$(8,041)	$231,048	$40,982	$3,417	$267,602
Net income	—	—	—	—	—	14,832	—	14,832
Other comprehensive loss, net of tax	—	—	—	—	—	—	(693)	(693)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,991	—	—	2,991
Vesting of equity awards, net of tax withholdings	—	—	(138)	4,951	(8,041)	—	—	(3,090)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,905)	—	(2,905)
Dividend equivalents on restricted stock units	—	—	—	—	—	(167)	—	(167)
Balance at March 31, 2021	19,586	$196	88	$(3,090)	$225,998	$52,742	$2,724	$278,570
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2022	2021
Cash flows - operating activities
Net income	$18,467	$14,832
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,620	6,068
Deferred income taxes	(477)	(495)
Stock-based compensation expense	3,698	2,991
Accretion expense related to earnout payments	271	—
Gain on marketable securities	—	(1)
Loss on disposal of property and equipment	167	21
Changes in assets and liabilities:
Accounts receivable	(53,142)	(41,209)
Accounts payable	(4,156)	1,365
Accrued expenses	(227,424)	(116,327)
Restructuring accrual	—	(2,902)
Deferred revenue	4,137	963
Income taxes recoverable and payable, net	5,028	6,819
Retirement and pension plan assets and liabilities	3,497	1,235
Prepaid expenses	(9,081)	(7,894)
Other assets and liabilities, net	(5,801)	(8,037)
Net cash used in operating activities	(262,196)	(142,571)

Cash flows - investing activities
Capital expenditures	(1,804)	(945)
Purchases of marketable securities and investments	(5,011)	(1,354)
Proceeds from sales of marketable securities and investments	763	20,153
Net cash provided by (used in) investing activities	(6,052)	17,854

Cash flows - financing activities
Cash dividends paid	(3,119)	(3,072)
Payment of employee tax withholdings on equity transactions	(3,219)	(3,090)
Net cash used in financing activities	(6,338)	(6,162)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2,671)	(1,539)

Net decrease in cash, cash equivalents and restricted cash	(277,257)	(132,418)
Cash, cash equivalents and restricted cash at beginning of period	545,259	316,489
Cash, cash equivalents and restricted cash at end of period	$268,002	$184,071
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2022 and December 31, 2021, the results of operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition

See Note 3, Revenue.

Cost of Services

Cost of services consists of third-party contractor costs related to the delivery of various services in the Company's On-Demand Talent and Heidrick Consulting operating segments.

Research and development

Research and development consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of March 31, 2022 and 2021, and December 31, 2021 and 2020:

	March 31,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$267,986	$184,055	$545,225	$316,473
Restricted cash included within other non-current assets	16	16	34	16
Total cash, cash equivalents and restricted cash	$268,002	$184,071	$545,259	$316,489

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Net income	$18,467	$14,832
Weighted average shares outstanding:
Basic	19,624	19,387
Effect of dilutive securities:
Restricted stock units	650	589
Performance stock units	237	195
Diluted	20,511	20,171
Basic earnings per share	$0.94	$0.77
Diluted earnings per share	$0.90	$0.74

Reclassifications

Certain prior year amounts have been recast as a result of the Company's presentation of Cost of services in the Condensed Consolidated Statements of Comprehensive Income. The reclassifications had no impact on net income, net cash flows or stockholders' equity.

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

The Company's executive search contracts contain a replacement guarantee which provides for an additional search to be completed, free of charge except for expense reimbursements, should the candidate presented by the Company be hired by the client and subsequently terminated by the client for performance reasons within a specified period of time. The replacement guarantee is an assurance warranty, which is not a performance obligation under the terms of the executive search contract, as the Company does not provide any services under the terms of the guarantee that transfer benefits to the client in excess of assuring that the identified candidate complies with the agreed-upon specifications. The Company accounts for the replacement guarantee under the relevant warranty guidance in Accounting Standards Codification 460 - Guarantees.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2021 to March 31,

2022:

	March 31, 2022	December 31, 2021	Change
Contract assets
Unbilled receivables, net	$19,348	$17,947	$1,401
Contract assets	21,725	18,995	2,730
Total contract assets	41,073	36,942	4,131

Contract liabilities
Deferred revenue	$55,364	$51,404	$3,960

During the three months ended March 31, 2022, the Company recognized revenue of $51.1 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the three months ended March 31, 2022, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $8.3 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2021	$5,666
Provision for credit losses	2,154
Write-offs	(1,534)
Foreign currency translation	(8)
Balance at March 31, 2022	$6,278

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at March 31, 2022	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$51,984	$1	$51,984	$—

There were no investments with unrealized losses at December 31, 2021.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2022	December 31, 2021
Leasehold improvements	$41,510	$42,252
Office furniture, fixtures and equipment	14,515	14,933
Computer equipment and software	25,640	24,293
Property and equipment, gross	81,665	81,478
Accumulated depreciation	(54,503)	(54,393)
Property and equipment, net	$27,162	$27,085

Depreciation expense for each of the three months ended March 31, 2022 and 2021 was $1.8 million.

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

Office leases have remaining lease terms that range from less than one year to 11.3 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

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

Lease cost components included within General and Administrative Expenses in our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$4,358	$4,867
Variable lease cost	1,161	1,228
Total lease cost	$5,519	$6,095

Supplemental cash flow information related to the Company's operating leases is as follows for the three months ended March 31:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,044	$7,566
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$281	$791

The weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, are as follows:

	2022	2021
Weighted Average Remaining Lease Term
Operating leases	6.3 years	5.9 years
Weighted Average Discount Rate
Operating leases	3.25%	3.44%

The future maturities of the Company's operating lease liabilities as of March 31, 2022, for the years ended December 31 are as follows:

Operating Lease Maturity
2022	$13,339
2023	18,688
2024	16,649
2025	8,764
2026	7,377
Thereafter	25,484
Total lease payments	90,301
Less: Interest	(8,899)
Present value of lease liabilities	$81,402

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

Cash and Cash Equivalents
Balance at March 31, 2022
Cash	$145,982

Level 1(1):
Money market funds	28,026
U.S. Treasury securities	93,978
Total Level 1	122,004

Total	$267,986

Cash and Cash Equivalents
Balance at December 31, 2021
Cash	$265,233

Level 1(1):
Money market funds	80,798
U.S. Treasury securities	199,194
Total Level 1	279,992

Total	$545,225

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $27.5 million and $22.9 million as of March 31, 2022 and December 31, 2021, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at March 31, 2022

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$38,006	$—	$—	$38,006	$—	$—

Level 2(2):
Retirement and pension plan assets	13,669	1,297	12,372	—	—	—
Pension benefit obligation	(19,066)	—	—	—	(1,297)	(17,769)
Total Level 2	(5,397)	1,297	12,372	—	(1,297)	(17,769)

Total	$32,609	$1,297	$12,372	$38,006	$(1,297)	$(17,769)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2021

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$36,051	$—	$—	$36,051	$—	$—

Level 2(2):
Retirement and pension plan assets	14,048	1,333	12,715	—	—	—
Pension benefit obligation	(19,594)	—	—	—	(1,333)	(18,261)
Total Level 2	(5,546)	1,333	12,715	—	(1,333)	(18,261)

Total	$30,505	$1,333	$12,715	$36,051	$(1,333)	$(18,261)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Contingent Consideration and Compensation

The former owners of the Company's acquired businesses are eligible to receive additional cash compensation based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration and compensation are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration and compensation using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the three months ended March 31, 2022:

	Earnout	Contingent Compensation
Balance at December 31, 2021	$(35,654)	$(4,141)
Earnout accretion	(271)	—
Compensation expense	—	(1,089)
Foreign currency translation	—	(760)
Balance at March 31, 2022	$(35,925)	$(5,990)

Earnout accruals of $26.9 million and zero were recorded within Other current liabilities as of March 31, 2022 and December 31, 2021, respectively, and earnout accruals of $9.0 million and $35.7 million were recorded within Other non-current liabilities as of March 31, 2022 and December 31, 2021, respectively. The contingent compensation accruals are recorded within non-current Accrued salaries and benefits at both March 31, 2022 and December 31, 2021.

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	March 31, 2022	December 31, 2021
Executive Search
Americas	$91,989	$91,463
Europe	1,499	1,532
Total Executive Search	93,488	92,995
On-Demand Talent	45,529	45,529
Total goodwill	$139,017	$138,524

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2022, are as follows:

	Executive Search			On-Demand Talent
	Americas	Europe	Asia Pacific		Total
Goodwill	$91,463	$26,007	$8,495	$45,529	$171,494
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at December 31, 2021	91,463	1,532	—	45,529	138,524

Foreign currency translation	526	(33)	—	—	493

Goodwill	91,989	25,974	8,495	45,529	171,987
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at March 31, 2022	$91,989	$1,499	$—	$45,529	$139,017

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2022	December 31, 2021
Executive Search
Americas	$103	$103
Europe	389	463
Asia Pacific	30	33
Total Executive Search	522	599
On-Demand Talent	7,940	8,570
Total other intangible assets, net	$8,462	$9,169

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	March 31, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.6	$22,052	$(16,691)	$5,361	$22,127	$(16,495)	$5,632
Trade name	3.1	2,474	(1,446)	1,028	2,441	(1,237)	1,204
Software	3.0	3,110	(1,037)	2,073	3,110	(777)	2,333
Total intangible assets	7.8	$27,636	$(19,174)	$8,462	$27,678	$(18,509)	$9,169

Intangible asset amortization expense for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.2 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of March 31, 2022, for the years ended December 31 is as follows:

2022	$2,113
2023	2,735
2024	1,155
2025	764
2026	527
Thereafter	1,168
Total	$8,462

9.    Other Current Assets and Liabilities

The components of other current assets are as follows:

	March 31, 2022	December 31, 2021
Contract assets	$41,073	$36,942
Other	6,073	4,507
Total other current assets	$47,146	$41,449

The components of other current liabilities are as follows:

	March 31, 2022	December 31, 2021
Earnout liability	$26,949	$—
Other	27,033	24,554
Total other current liabilities	$53,982	$24,554

10.    Line of Credit

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

As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amendment and no event of default existed.

11.    Stock-Based Compensation

The Company's Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (the "Third A&R Program") provides for grants of stock options, stock appreciation rights, and other stock-based compensation awards that are valued based upon the grant date fair value of shares. These awards may be granted to directors, selected employees and independent contractors.

As of March 31, 2022, 3,650,461 awards have been issued under the Third A&R Program, including 748,407 forfeited awards, and 447,946 shares remain available for future awards. The Third A&R Program provides that no awards can be granted after May 28, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2022	2021
Salaries and benefits (1)	$2,904	$5,461
Income tax benefit related to stock-based compensation included in net income	790	1,453

(1) Includes $0.8 million of income and $2.5 million of expense related to cash settled restricted stock units for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock Units

Restricted stock units are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the three months ended March 31, 2022 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2021	727,651	$31.32
Granted	180,429	38.24
Vested and converted to common stock	(141,627)	32.26
Forfeited	(3,530)	37.26
Outstanding on March 31, 2022	762,923	$32.76

As of March 31, 2022, there was $12.3 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three-year period. The vesting will vary between 0% and 200% based on the attainment of certain performance and market conditions over the three-year vesting period. Half of the award is based on the achievement of operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards subject to total shareholder return metrics is determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Performance stock unit activity for the three months ended March 31, 2022 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2021	232,857	$32.29
Granted	97,379	38.75
Vested and converted to common stock	(69,784)	40.77
Forfeited	—	—
Outstanding on March 31, 2022	260,452	$32.43
As of March 31, 2022, there was $7.5 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.1 years.

Phantom Stock Units

Phantom stock units are grants of phantom stock with respect to shares of the Company's common stock that are settled in cash and are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

Phantom stock units are subject to vesting over a period of four years and certain other conditions, including continued service to the Company. As a result of the cash-settlement feature of the awards, the Company classifies the awards as liability awards, which are measured at fair value at each reporting date and the vested portion of the award is recognized as a liability to the extent that the service condition is deemed probable. The fair value of the phantom stock awards on the balance sheet date is determined using the closing share price of the Company's common stock on that date.

The Company recorded phantom stock-based compensation income of $0.8 million and expense of $2.5 million during the three months ended March 31, 2022 and 2021, respectively.

Phantom stock unit activity for the three months ended March 31, 2022 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2021	348,863
Granted	—
Vested	—
Forfeited	—
Outstanding on March 31, 2022	348,863

As of March 31, 2022, there was $3.1 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.5 years.

12. Restructuring

During the year ended December 31, 2020, the Company implemented a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company continued to incur charges related to the 2020 Plan during the year ended December 31, 2021, which primarily related to finalizing a reduction of the Company's real estate footprint.

The Company did not incur any charges during the three months ended March 31, 2022 and does not anticipate incurring any future charges under the 2020 Plan.

Restructuring charges (reversals) for the three months ended March 31, 2021 by type of charge (reversal) and operating segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$19	$(52)	$(124)	$(44)	$7	$(194)
Office related	3,676	—	—	366	—	4,042
Other	3	—	—	—	10	13
Total	$3,698	$(52)	$(124)	$322	$17	$3,861

Restructuring charges incurred to date under the 2020 Plan, which are solely comprised of prior period charges, by type of charge and reportable segment are as follows:

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

Changes in the restructuring accrual for the three months ended March 31, 2022 were as follows:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2021	8,394	—	—	8,394
Cash payments	(4,843)	—	—	(4,843)
Non-cash write-offs	(34)			(34)
Exchange rate fluctuations	(18)	—	—	(18)
Accrual balance at March 31, 2022	$3,499	$—	$—	$3,499

Restructuring accruals are recorded within current Accrued salaries and benefits as of March 31, 2022.

13.    Income Taxes

The Company reported income before taxes of $27.9 million and an income tax provision of $9.4 million for the three months ended March 31, 2022. The Company reported income before taxes of $22.8 million and an income tax provision of $7.9 million for the three months ended March 31, 2021. The effective tax rates for the three months ended March 31, 2022 and 2021, were 33.7% and 34.9%, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were each impacted by one-time items and the mix of income.

14.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2022 are as follows:

	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2021	$4,294	$(2,619)	$1,675
Other comprehensive loss before classification, net of tax	(1,082)	—	(1,082)
Balance at March 31, 2022	$3,212	$(2,619)	$593

15.    Segment Information

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

Revenue and operating income by segment are as follows:

	Three Months Ended March 31,
	2022	2021
Revenue
Executive Search
Americas	$162,553	$116,506
Europe	49,745	37,643
Asia Pacific	30,251	25,469
Total Executive Search	242,549	179,618
On-Demand Talent	23,381	—
Heidrick Consulting	17,931	14,038
Revenue before reimbursements (net revenue)	283,861	193,656
Reimbursements	1,676	1,075
Total revenue	$285,537	$194,731

	Three Months Ended March 31,
	2022	2021
Operating income
Executive Search
Americas (1)	$39,851	$26,256
Europe (2)	5,403	4,540
Asia Pacific (3)	5,054	4,144
Total Executive Search	50,308	34,940
On-Demand Talent	(582)	—
Heidrick Consulting (4)	(2,084)	(4,710)
Total segment operating income	47,642	30,230
Research and Development	(4,402)	—
Global Operations Support (5)	(13,008)	(10,622)
Total operating income	$30,232	$19,608

(1) Includes restructuring charges of $3.7 million for the three months ended March 31, 2021.
(2) Includes restructuring reversals of $0.1 million for the three months ended March 31, 2021.
(3) Includes restructuring reversals of $0.1 million for the three months ended March 31, 2021.
(4) Includes restructuring charges of $0.3 million for the three months ended March 31, 2021.
(5) Includes restructuring charges of less than $0.1 million for the three months ended March 31, 2021.

16.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.4 million as of March 31, 2022. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. . Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “projects,” “forecasts,” and similar expressions. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “projects,” “forecasts,” and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID-19 pandemic (including the emergence of variant strains) on our business, our consultants and employees, and the overall economy; the impact on global or regional economies due to the outbreak or escalation of hostilities or war; leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue may be affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; any challenges to the classification of our on-demand talent as independent contractors; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading "Risk Factors" in Item 1A, and other filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. Heidrick & Struggles International, Inc. (the "Company," "we," "us," or "our") is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide by helping them to improve the effectiveness of their leadership teams. We provide our services to a broad range of clients through the expertise of over 460 consultants located in major cities around the world. The Company and its predecessors have been leadership advisors for more than 60 years.

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

Historically, a portion of the Company’s consultants’ and management cash bonuses were deferred and paid over a three-year vesting period. The portion of the bonus was approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred was recognized on a graded vesting attribution method over the requisite service period. This service period began on January 1 of the respective fiscal year and continued through the deferral date, which coincided with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period.

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

Second Quarter 2022 Outlook

We are currently forecasting 2022 second quarter net revenue of between $290 million and $300 million, while acknowledging that some continued fluidity in external factors such as foreign conflicts, the interest rate environment, and the COVID-19 pandemic may impact quarterly results to some extent. In addition, this outlook is based on the average currency rates in March 2022 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive

Search confirmations, On-Demand Talent projects, Heidrick Consulting assignments, and the current backlog, consultant productivity, consultant retention, and the seasonality of the business.

Our 2022 second quarter guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2021 Annual Report on Form 10-K, as updated in our subsequent quarterly reports on Form 10-Q and in our other filings with the SEC. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2022	2021
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	0.6	0.6
Total revenue	100.6	100.6

Operating expenses
Salaries and benefits	71.0	73.0
General and administrative expenses	10.5	14.1
Cost of services	6.3	0.8
Research and development	1.6	—
Restructuring charges	—	2.0
Reimbursed expenses	0.6	0.6
Total operating expenses	89.9	90.4

Operating income	10.7	10.1

Non-operating income (expense)
Interest, net	—	—
Other, net	(0.9)	1.6
Net non-operating income	(0.8)	1.6

Income before income taxes	9.8	11.8

Provision for income taxes	3.3	4.1

Net income	6.5%	7.7%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Executive Search
Americas	$162,553	$116,506
Europe	49,745	37,643
Asia Pacific	30,251	25,469
Total Executive Search	242,549	179,618
On-Demand Talent	23,381	—
Heidrick Consulting	17,931	14,038
Revenue before reimbursements (net revenue)	283,861	193,656
Reimbursements	1,676	1,075
Total revenue	$285,537	$194,731

	Three Months Ended March 31,
	2022	2021
Operating income
Executive Search
Americas (1)	$39,851	$26,256
Europe (2)	5,403	4,540
Asia Pacific (3)	5,054	4,144
Total Executive Search	50,308	34,940
On-Demand Talent	(582)	—
Heidrick Consulting (4)	(2,084)	(4,710)
Total segment operating income	47,642	30,230
Research and Development	(4,402)	—
Global Operations Support (5)	(13,008)	(10,622)
Total operating income	$30,232	$19,608

(1) Includes restructuring charges of $3.7 million for the three months ended March 31, 2021.
(2) Includes restructuring reversals of $0.1 million for the three months ended March 31, 2021.
(3) Includes restructuring reversals of $0.1 million for the three months ended March 31, 2021.
(4) Includes restructuring charges of $0.3 million for the three months ended March 31, 2021.
(5) Includes restructuring charges of less than $0.1 million for the three months ended March 31, 2021.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Total revenue. Consolidated total revenue increased $90.8 million, or 46.6%, to $285.5 million for the three months ended March 31, 2022, from $194.7 million for the three months ended March 31, 2021. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $90.2 million, or 46.6%, to $283.9 million for the three months ended March 31, 2022 from $193.7 million for the three months ended March 31, 2021. Foreign exchange rate fluctuations negatively impacted results by $3.8 million, or 2.0%. Executive Search net revenue was $242.5 million for the three months ended March 31, 2022, an increase of $62.9 million, or 35.0%, compared to the three months ended March 31, 2021. The increase in Executive Search net revenue was primarily due to a 23.1% increase in the number of confirmed searches compared to the prior year. Heidrick Consulting net revenue increased $3.9 million, or 27.7%, to $17.9 million for the three months ended March 31, 2022. The increase in Heidrick Consulting revenue was primarily due to a 56.2% increase in the number of consulting engagements compared to the prior year. The acquisition of On-Demand Talent, completed in the second quarter of 2021, contributed $23.4 million to the increase in net revenue for the three months ended March 31, 2022.

The number of Executive Search and Heidrick Consulting consultants was 394 and 70, respectively, as of March 31, 2022, compared to 373 and 64, respectively, as of March 31, 2021. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.5 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. The average revenue per executive search increased to approximately $124,000 from $113,000 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $60.1 million, or 42.5%, to $201.4 million for the three months ended March 31, 2022, from $141.4 million for the three months ended March 31, 2021. Fixed compensation increased $3.6 million due to base salaries and payroll taxes, partially offset by decreases in the deferred compensation plan and stock compensation. Variable compensation increased $56.5 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $3.0 million, or 2.1%.

For the three months ended March 31, 2022, we had an average of 1,900 employees compared to an average of 1,583 employees for the three months ended March 31, 2021.

As a percentage of net revenue, salaries and benefits expense was 71.0% for the three months ended March 31, 2022, compared to 73.0% for the three months ended March 31, 2021.

General and administrative expenses. Consolidated general and administrative expenses increased $2.4 million, or 8.9%, to $29.8 million for the three months ended March 31, 2022, from $27.4 million for the three months ended March 31, 2021. The increase in general and administrative expenses was due to business development travel, intangible amortization, earnout accretion, information technology, and bad debt, partially offset by decreases in office occupancy and the use of external third-party consultants. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 1.5%.

As a percentage of net revenue, general and administrative expenses were 10.5% for the three months ended March 31, 2022, compared to 14.1% for the three months ended March 31, 2021.

Cost of services. Consolidated cost of services increased $16.5 million to $18.0 million for the three months ended March 31, 2022, from $1.5 million for the three months ended March 31, 2021. The increase is primarily due to the acquisition of On-Demand Talent. As a percentage of net revenue, cost of services was 6.3% for the three months ended March 31, 2022, compared to 0.8% for the three months ended March 31, 2021.

Research and development. The Company incurred approximately $4.4 million in research and development costs associated with the development of new products during the three months ended March 31, 2022. Research and development consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Restructuring charges. The Company incurred approximately $3.9 million in restructuring charges during the three months ended March 31, 2021. In 2020, the Company announced a restructuring plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The charges incurred during the three months ended March 31, 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021.

Operating income. Consolidated operating income was $30.2 million for the three months ended March 31, 2022, compared to $19.6 million, including restructuring charges of $3.9 million, for the three months ended March 31, 2021. Foreign exchange rate fluctuations negatively impacted operating income by $0.5 million, or 1.8%.

Net non-operating income (expense). Net non-operating expense was $2.4 million for the three months ended March 31, 2022, compared to net non-operating income of $3.2 million for the three months ended March 31, 2021.

Interest, net, was $0.1 million of income for each of the three months ended March 31, 2022 and 2021.

Other, net, was $2.5 million of expense for the three months ended March 31, 2022, compared to $3.1 million of income for the three months ended March 31, 2021. The expense in the current year is primarily due to a $2.2 million unrealized loss on the deferred compensation plan. The income in the prior year is due to a $1.7 million gain on warrants received in exchange for executive search services performed in prior periods and a $1.0 million gain on the Company's deferred compensation plan. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $162.6 million for the three months ended March 31, 2022, an increase of 39.5% from $116.5 million for the three months ended March 31, 2021. The increase in net revenue was primarily due to a 22.8% increase in the number of executive search confirmations from the prior year and an increase in the average revenue per executive search. All practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 0.1%. There were 205 Executive Search consultants as of March 31, 2022, compared to 194 as of March 31, 2021.

Salaries and benefits expense increased $35.8 million, or 46.7%, compared to the three months ended March 31, 2021. Fixed compensation decreased $1.4 million due to the deferred compensation plan and stock compensation, partially offset by increases in base salaries and payroll taxes. Variable compensation increased $37.2 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.3 million, or 3.4%, compared to the three months ended March 31, 2021, due to business development travel, bad debt, and other operating expense, partially offset by decreases in office occupancy, the use of external third-party consultants, and market data analysis tools.

Restructuring charges for the three months ended March 31, 2021 were $3.7 million. The charges are primarily related to a reduction in the Company's real estate footprint.

The Americas reported operating income of $39.9 million for the three months ended March 31, 2022, an increase of $13.6 million compared to $26.3 million, including restructuring charges of $3.7 million, for the three months ended March 31, 2021.

Europe

Europe reported net revenue of $49.7 million for the three months ended March 31, 2022, an increase of 32.1% from $37.6 million for the three months ended March 31, 2021. The increase in net revenue was primarily due to a 30.1% increase in the number of executive search confirmations. All practice groups exhibited growth over the prior year with the exception of Healthcare and Life Sciences. Foreign exchange rate fluctuations negatively impacted results by $2.7 million, or 7.1%. There were 116 Executive Search consultants as of March 31, 2022, compared to 104 as of March 31, 2021.

Salaries and benefits expense increased $10.8 million, or 39.1%, compared to the three months ended March 31, 2021. Fixed compensation increased $0.5 million due to retirement and benefits, base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by a decrease in stock compensation. Variable compensation increased $10.3 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $0.4 million, or 7.2%, compared to the three months ended March 31, 2021, due to business development travel, hiring fees, and bad debt, partially offset by a decrease in office occupancy.

Europe reported operating income of $5.4 million for the three months ended March 31, 2022, an increase of $0.9 million compared to $4.5 million, including a restructuring credit of $0.1 million, for the three months ended March 31, 2021.

Asia Pacific

Asia Pacific reported net revenue of $30.3 million for the three months ended March 31, 2022, an increase of 18.8% compared to $25.5 million for the three months ended March 31, 2021. The increase in net revenue was primarily due to a 14.5% increase in the number of executive search confirmations. All practice groups exhibited growth over the prior year with the exception of Healthcare and Life Sciences, and Industrial. Foreign exchange rate fluctuations negatively impacted results by $1.0 million, or 3.7%. There were 73 Executive Search consultants at March 31, 2022, compared to 75 at March 31, 2021.

Salaries and benefits expense increased $4.0 million, or 22.9%, compared to the three months ended March 31, 2021. Fixed compensation decreased $0.9 million due to base salaries and payroll taxes, and stock compensation, partially offset by increases in retirement and benefits. Variable compensation increased $4.8 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.2 million, or 5.7%, compared to the three months ended March 31, 2021, primarily due to office occupancy, partially offset by increases in professional services and business development travel.

Asia Pacific reported operating income of $5.1 million for the three months ended March 31, 2022, an increase of $0.9 million compared to $4.1 million, including a restructuring credit of $0.1 million, for the three months ended March 31, 2021.

On-Demand Talent

On-Demand Talent reported net revenue of $23.4 million for the three months ended March 31, 2022.

Salaries and benefits expense was $5.3 million for the three months ended March 31, 2022, primarily due to base salaries and payroll taxes, and talent acquisition and retention costs.

General and administrative expense was $2.3 million for the three months ended March 31, 2022, due to intangible amortization, earnout accretion, professional fees, and information technology.

Cost of services was $16.4 million for the three months ended March 31, 2022, and consists of third-party contractor costs related to the delivery of various on-demand services.

On-Demand Talent reported operating loss of $0.6 million for the three months ended March 31, 2022.

Heidrick Consulting

Heidrick Consulting reported net revenue of $17.9 million for the three months ended March 31, 2022, an increase of 27.7% compared to $14.0 million for the three months ended March 31, 2021. The increase in net revenue was primarily due to an 56.2% increase in the number of consulting engagements. Foreign exchange rate fluctuations negatively impacted results by $0.3 million, or 2.4%. There were 70 Heidrick Consulting consultants at March 31, 2022 compared to 64 at March 31, 2021.

Salaries and benefits expense increased $2.0 million, or 15.4%, compared to the three months ended March 31, 2021. Fixed compensation decreased $0.5 million due to retirement and benefits, and talent acquisition and retention costs, partially offset by increases in base salaries and payroll taxes. Variable compensation increased $2.5 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.5 million, or 13.8%, compared to the three months ended March 31, 2021, primarily due to professional fees and hiring fees, partially offset by increases in business development travel and market data analysis tools.

Cost of services increased $0.1 million, or 7.1%, compared to the three months ended March 31, 2021, due to an increase in the number of consulting engagements.

Restructuring charges for the three months ended March 31, 2021 were $0.3 million. The charges are primarily related to a reduction in the Company's real estate footprint.

Heidrick Consulting reported an operating loss of $2.1 million for the three months ended March 31, 2022, an improvement of $2.6 million compared to an operating loss of $4.7 million, including restructuring charges of $0.3 million, for the three months ended March 31, 2021.

Global Operations Support

Global Operations Support expenses for the three months ended March 31, 2022, increased $2.4 million, or 22.5%, to $13.0 million from $10.6 million for the three months ended March 31, 2021.

Salaries and benefits expense increased $2.2 million, or 33.7%, due to base salaries and payroll taxes, stock compensation, and variable compensation, partially offset by decreases in retirement and benefits.

General and administrative expenses increased $0.2 million, or 4.4%, due to business development travel, information technology, and taxes and licenses, partially offset by decreases in professional services, office occupancy.

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

As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amendment and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at March 31, 2022, December 31, 2021, and March 31, 2021 were $268.0 million, $545.2 million and $184.1 million, respectively. The $268.0 million of cash, cash equivalents and marketable securities at March 31, 2022, includes $116.7 million held by our foreign subsidiaries. A portion of the $116.7 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $262.2 million for the three months ended March 31, 2022, primarily reflecting a decrease in accrued expenses of $227.4 million and an increase in accounts receivable of $53.1 million, partially offset by net income net of non-cash charges of $24.7 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2021 and prior year cash bonus deferrals of $383.1 million, partially offset by 2022 bonus accruals.

Cash used in operating activities was $142.6 million for the three months ended March 31, 2021, primarily reflecting a decrease in accrued expenses of $116.3 million and an increase in accounts receivable of $41.2 million, partially offset by net income net of non-cash charges of $23.4 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2020 and prior year cash bonus deferrals of $200.3 million, partially offset by 2021 bonus accruals.

Cash flows provided by (used in) investing activities. Cash used in investing activities was $6.1 million for the three months ended March 31, 2022, due to capital expenditures of $1.8 million related to office build-outs, and the purchase of marketable securities and investments of $5.0 million, partially offset by the proceeds from sales of marketable securities and investments of $1.0 million.

Cash provided by investing activities was $17.9 million for the three months ended March 31, 2021, due to proceeds from the sale of marketable securities and investments of $20.1 million, partially offset by purchases of marketable securities and investments of $1.4 million, and capital expenditures of $0.9 million related to office build-outs.

Cash flows used in financing activities. Cash used in financing activities was $6.3 million for the three months ended March 31, 2022, due to dividend payments of $3.1 million and employee tax withholding payments on equity transactions of $3.2 million.

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

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

Recently Issued and Adopted Financial Accounting Standards

The information presented in Note 2, Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.8 million for the three months ended March 31, 2022. For financial information by segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2021 Annual Report on Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 28, 2022.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*10.1	Employment Agreement between Heidrick & Struggles International, Inc. and Tracey Heaton dated October 31, 2021**

10.2	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description, As Amended and Restated April 12, 2022**	8-K	10.1	April 15, 2022

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 25, 2022

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)