Form 10-Q
period 2022-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2022-07-25
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of July 22, 2022, there were 19,737,277 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Current assets
Cash and cash equivalents	$336,634	$545,225
Accounts receivable, net of allowances of $6,646 and $5,666, respectively	214,268	133,750
Prepaid expenses	25,819	21,754
Other current assets	46,314	41,449
Income taxes recoverable	4,990	3,210
Total current assets	628,025	745,388

Non-current assets
Property and equipment, net	27,294	27,085
Operating lease right-of-use assets	68,008	72,320
Assets designated for retirement and pension plans	11,721	12,715
Investments	33,756	36,051
Other non-current assets	26,296	23,377
Goodwill	138,511	138,524
Other intangible assets, net	7,720	9,169
Deferred income taxes	40,735	42,169
Total non-current assets	354,041	361,410

Total assets	$982,066	$1,106,798

Current liabilities
Accounts payable	$16,428	$20,374
Accrued salaries and benefits	286,683	409,026
Deferred revenue	48,764	51,404
Operating lease liabilities	18,400	19,332
Other current liabilities	60,383	24,554
Income taxes payable	3,544	10,004
Total current liabilities	434,202	534,694

Non-current liabilities
Accrued salaries and benefits	62,576	73,779
Retirement and pension plans	51,877	55,593
Operating lease liabilities	60,140	65,625
Other non-current liabilities	4,797	41,087
Total non-current liabilities	179,390	236,084

Total liabilities	613,592	770,778

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,742,357 and 19,596,607 shares issued, 19,737,277 and 19,591,527 shares outstanding at June 30, 2022 and December 31, 2021, respectively	197	196
Treasury stock at cost, 5,080 shares at June 30, 2022 and December 31, 2021	(191)	(191)
Additional paid in capital	237,829	233,163
Retained earnings	137,570	101,177
Accumulated other comprehensive income (loss)	(6,931)	1,675
Total stockholders’ equity	368,474	336,020

Total liabilities and stockholders’ equity	$982,066	$1,106,798

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Revenue before reimbursements (net revenue)	$298,701	$259,981	$582,562	$453,637
Reimbursements	2,408	1,254	4,084	2,329
Total revenue	301,109	261,235	586,646	455,966

Operating expenses
Salaries and benefits	207,684	186,054	409,129	327,417
General and administrative expenses	35,203	27,353	64,997	54,721
Cost of services	17,403	14,675	35,391	16,131
Research and development	4,545	—	8,947	—
Restructuring charges	—	3,193	—	7,054
Reimbursed expenses	2,408	1,254	4,084	2,329
Total operating expenses	267,243	232,529	522,548	407,652

Operating income	33,866	28,706	64,098	48,314

Non-operating income (expense)
Interest, net	299	35	409	117
Other, net	774	3,033	(1,697)	6,115
Net non-operating income (expense)	1,073	3,068	(1,288)	6,232

Income before income taxes	34,939	31,774	62,810	54,546

Provision for income taxes	10,790	11,009	20,194	18,949

Net income	24,149	20,765	42,616	35,597

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(7,524)	5	(8,606)	(688)
Other comprehensive income (loss), net of tax	(7,524)	5	(8,606)	(688)

Comprehensive income	$16,625	$20,770	$34,010	$34,909

Weighted-average common shares outstanding
Basic	19,726	19,510	19,675	19,449
Diluted	20,314	20,115	20,485	20,197

Earnings per common share
Basic	$1.22	$1.06	$2.17	$1.83
Diluted	$1.19	$1.03	$2.08	$1.76

Cash dividends paid per share	$0.15	$0.15	$0.30	$0.30
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,597	$196	5	$(191)	$233,163	$101,177	$1,675	$336,020
Net income	—	—	—	—	—	18,467	—	18,467
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,082)	(1,082)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,698	—	—	3,698
Vesting of equity awards, net of tax withholding	126	1	—	—	(3,220)	—	—	(3,219)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,940)	—	(2,940)
Dividend equivalents on restricted stock units	—	—	—	—	—	(179)	—	(179)
Balance at March 31, 2022	19,723	$197	5	$(191)	$233,641	$116,525	$593	$350,765
Net income	—	—	—	—	—	24,149	—	24,149
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,524)	(7,524)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,784	—	—	3,784
Vesting of equity awards	19	—	—	—	404	—	—	404
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,957)	—	(2,957)
Dividend equivalents on restricted stock units	—	—	—	—	—	(147)	—	(147)
Balance at June 30, 2022	19,742	197	5	(191)	237,829	137,570	(6,931)	368,474

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows - operating activities
Net income	$42,616	$35,597
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,241	12,042
Deferred income taxes	(246)	(1,139)
Stock-based compensation expense	7,482	5,852
Accretion expense related to earnout payments	545	181
Gain on marketable securities	—	(1)
Loss on disposal of property and equipment	309	115
Changes in assets and liabilities:
Accounts receivable	(84,783)	(70,980)
Accounts payable	(3,944)	2,497
Accrued expenses	(124,281)	(24,292)
Restructuring accrual	—	(4,663)
Deferred revenue	(1,527)	2,878
Income taxes recoverable and payable, net	(8,114)	12,515
Retirement and pension plan assets and liabilities	3,297	1,436
Prepaid expenses	(4,670)	(5,982)
Other assets and liabilities, net	(11,437)	(18,399)
Net cash used in operating activities	(179,512)	(52,343)

Cash flows - investing activities
Acquisition of business, net of cash acquired	—	(31,969)
Capital expenditures	(4,236)	(2,706)
Purchases of marketable securities and investments	(5,358)	(1,671)
Proceeds from sales of marketable securities and investments	990	20,315
Net cash used in investing activities	(8,604)	(16,031)

Cash flows - financing activities
Cash dividends paid	(6,223)	(6,065)
Payment of employee tax withholdings on equity transactions	(3,219)	(3,090)
Net cash used in financing activities	(9,442)	(9,155)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(11,051)	(1,112)

Net decrease in cash, cash equivalents and restricted cash	(208,609)	(78,641)
Cash, cash equivalents and restricted cash at beginning of period	545,259	316,489
Cash, cash equivalents and restricted cash at end of period	336,650	$237,848
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2022 and December 31, 2021, the results of operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of June 30, 2022 and 2021, and December 31, 2021 and 2020:

	June 30,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$336,634	$237,832	$545,225	$316,473
Restricted cash included within other non-current assets	16	16	34	16
Total cash, cash equivalents and restricted cash	$336,650	$237,848	$545,259	$316,489

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$24,149	$20,765	$42,616	$35,597
Weighted average shares outstanding:
Basic	19,726	19,510	19,675	19,449
Effect of dilutive securities:
Restricted stock units	455	498	608	593
Performance stock units	133	107	202	155
Diluted	20,314	20,115	20,485	20,197
Basic earnings per share	$1.22	$1.06	$2.17	$1.83
Diluted earnings per share	$1.19	$1.03	$2.08	$1.76

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating Lease Right-of-Use Assets, Operating Lease Liabilities - Current and Operating Lease Liabilities - Non-Current in the Company's Condensed Consolidated Balance Sheets. The Company does not have any leases that meet the finance lease criteria.

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

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The new guidance is not expected to have a material effect on the Company's financial statements.

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

Heidrick Consulting

Revenue is recognized as performance obligations are satisfied by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract is generally fixed. Most of the Company's consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of the Company's consulting revenue is recognized over time utilizing both input and output methods. Contracts that contain coaching sessions, training sessions or the completion of assessments are recognized using the output method as each session or assessment is delivered to the client. Contracts that contain general consulting work are recognized using the input method utilizing a measure of progress that is based on time incurred on the project.
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

Unbilled receivables: Unbilled receivables represents contract assets from revenue recognized over time in excess of the amount billed to the client and the amount billed to the client is solely dependent upon the passage of time. This amount includes revenue recognized in excess of billed executive search retainers, Heidrick Consulting fees, and On-Demand Talent fees.

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

The following table outlines the changes in the contract asset and liability balances from December 31, 2021 to June 30, 2022:

	June 30, 2022	December 31, 2021	Change
Contract assets
Unbilled receivables, net	$19,592	$17,947	$1,645
Contract assets	21,639	18,995	2,644
Total contract assets	41,231	36,942	4,289

Contract liabilities
Deferred revenue	$48,764	$51,404	$(2,640)

During the six months ended June 30, 2022, the Company recognized revenue of $42.3 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the six months ended June 30, 2022, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $12.7 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2021	$5,666
Provision for credit losses	3,966
Write-offs	(2,876)
Foreign currency translation	(110)
Balance at June 30, 2022	$6,646

The Company had zero available for sale debt securities in an unrealized loss position at June 30, 2022 and December 31, 2022.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2022	December 31, 2021
Leasehold improvements	$40,635	$42,252
Office furniture, fixtures and equipment	13,748	14,933
Computer equipment and software	26,590	24,293
Property and equipment, gross	80,973	81,478
Accumulated depreciation	(53,679)	(54,393)
Property and equipment, net	$27,294	$27,085

Depreciation expense for the three months ended June 30, 2022 and 2021 was $1.8 million and $1.7 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $3.6 million and $3.5 million, respectively.

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

Office leases have remaining lease terms that range from less than one year to 11.0 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As part of the Company's 2020 Plan (as defined below), a lease component related to one of the Company's offices was abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $3.5 million and $7.5 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income and Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows during the three and six months ended June 30, 2021, respectively.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.4 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$4,485	$4,908	$8,843	$9,775
Variable lease cost	1,472	$1,077	2,633	2,305
Total lease cost	$5,957	$5,985	$11,476	$12,080

Supplemental cash flow information related to the Company's operating leases is as follows for the six months ended June 30:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,590	$17,407
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,318	$898

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, are as follows:

	2022	2021
Weighted Average Remaining Lease Term
Operating leases	6.3 years	5.8 years
Weighted Average Discount Rate
Operating leases	3.27%	3.41%

The future maturities of the Company's operating lease liabilities as of June 30, 2022, for the years ended December 31 are as follows:

Operating Lease Maturity
2022	$8,194
2023	18,503
2024	16,882
2025	9,459
2026	8,105
Thereafter	25,906
Total lease payments	87,049
Less: Interest	(8,509)
Present value of lease liabilities	$78,540

7.    Financial Instruments and Fair Value

Cash, Cash Equivalents and Marketable Securities

The Company's investments in marketable debt securities, which consist of U.S. Treasury bills, are classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument's underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until realized.

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

Cash and Cash Equivalents
Balance at June 30, 2022
Cash	$138,271

Level 1(1):
Money market funds	69,537
U.S. Treasury securities	128,826
Total Level 1	198,363

Total	$336,634

Cash and Cash Equivalents
Balance at December 31, 2021
Cash	$265,233

Level 1(1):
Money market funds	80,798
U.S. Treasury securities	199,194
Total Level 1	279,992

Total	$545,225

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $27.7 million and $22.9 million as of June 30, 2022 and December 31, 2021, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at June 30, 2022

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$33,756	$—	$—	$33,756	$—	$—

Level 2(2):
Retirement and pension plan assets	12,950	1,229	11,721	—	—	—
Pension benefit obligation	(18,063)	—	—	—	(1,229)	(16,834)
Total Level 2	(5,113)	1,229	11,721	—	(1,229)	(16,834)

Total	$28,643	$1,229	$11,721	$33,756	$(1,229)	$(16,834)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2021

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$36,051	$—	$—	$36,051	$—	$—

Level 2(2):
Retirement and pension plan assets	14,048	1,333	12,715	—	—	—
Pension benefit obligation	(19,594)	—	—	—	(1,333)	(18,261)
Total Level 2	(5,546)	1,333	12,715	—	(1,333)	(18,261)

Total	$30,505	$1,333	$12,715	$36,051	$(1,333)	$(18,261)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Contingent Consideration and Compensation

The former owners of the Company's acquired businesses are eligible to receive contingent consideration or additional cash compensation based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration and compensation are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration and compensation using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the six months ended June 30, 2022:

	Earnout	Contingent Compensation
Balance at December 31, 2021	$(35,654)	$(4,141)
Earnout accretion	(545)	—
Compensation expense	—	(2,060)
Foreign currency translation	—	(152)
Balance at June 30, 2022	$(36,199)	$(6,353)

Earnout accruals of $36.2 million and zero were recorded within Other current liabilities as of June 30, 2022 and December 31, 2021, respectively, and earnout accruals of zero and $35.7 million were recorded within Other non-current liabilities as of June 30, 2022 and December 31, 2021, respectively. The contingent compensation accruals are recorded within non-current Accrued salaries and benefits at both June 30, 2022 and December 31, 2021.

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	June 30, 2022	December 31, 2021
Executive Search
Americas	$91,563	$91,463
Europe	1,419	1,532
Total Executive Search	92,982	92,995
On-Demand Talent	45,529	45,529
Total goodwill	$138,511	$138,524

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2022, are as follows:

	Executive Search			On-Demand Talent
	Americas	Europe	Asia Pacific		Total
Goodwill	$91,463	$26,007	$8,495	$45,529	$171,494
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at December 31, 2021	91,463	1,532	—	45,529	138,524

Foreign currency translation	100	(113)	—	—	(13)

Goodwill	91,563	25,894	8,495	45,529	171,481
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at June 30, 2022	$91,563	$1,419	$—	$45,529	$138,511

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2022	December 31, 2021
Executive Search
Americas	$77	$103
Europe	309	463
Asia Pacific	24	33
Total Executive Search	410	599
On-Demand Talent	7,310	8,570
Total other intangible assets, net	$7,720	$9,169

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	June 30, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.7	$21,268	$(16,203)	$5,065	$22,127	$(16,495)	$5,632
Trade name	3.1	2,411	(1,570)	841	2,441	(1,237)	1,204
Software	3.0	3,110	(1,296)	1,814	3,110	(777)	2,333
Total intangible assets	8.0	$26,789	$(19,069)	$7,720	$27,678	$(18,509)	$9,169

Intangible asset amortization expense for each of the three months ended June 30, 2022 and 2021 was $0.8 million. Intangible asset amortization expense for the six months ended June 30, 2022 and 2021 was $1.6 million and $1.0 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2022, for the years ended December 31 is as follows:

2022	$1,390
2023	2,722
2024	1,150
2025	762
2026	527
Thereafter	1,169
Total	$7,720

9.    Other Current Assets and Liabilities

The components of other current assets are as follows:

	June 30, 2022	December 31, 2021
Contract assets	$41,231	$36,942
Other	5,083	4,507
Total other current assets	$46,314	$41,449

The components of other current liabilities are as follows:

	June 30, 2022	December 31, 2021
Earnout liability	$36,199	$—
Other	24,184	24,554
Total other current liabilities	$60,383	$24,554

10.    Line of Credit

On July 13, 2021, the Company entered into a First Amendment to the 2018 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the 2018 Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Credit Agreement matures on July 13, 2026, extended from October 26, 2023 as set forth in the 2018 Credit Agreement.

Borrowings under the Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Credit Agreement and no event of default existed.

11.    Stock-Based Compensation

The Company's Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (the "Third A&R Program") provides for grants of stock options, stock appreciation rights, and other stock-based compensation awards that are valued based upon the grant date fair value of awards. These awards may be granted to directors, selected employees and independent contractors.

As of June 30, 2022, 3,674,161 awards have been issued under the Third A&R Program, including 754,580 forfeited awards, and 430,419 shares remain available for future awards. The Third A&R Program provides that no awards can be granted after May 28, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Salaries and benefits (1)	$1,274	$5,770	$4,178	$11,231
General and administrative expenses	405	345	405	345
Income tax benefit related to stock-based compensation included in net income	458	1,627	1,248	3,080

(1) Includes $2.1 million of income and $3.3 million of expense related to cash settled restricted stock units for the three months ended June 30, 2022 and 2021, respectively and $2.8 million of income and $5.8 million of expense related to cash-settled restricted stock units for the six months ended June 30, 2022 and 2021, respectively.

Restricted Stock Units

Restricted stock units are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the six months ended June 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2021	727,651	$31.32
Granted	192,279	37.99
Vested and converted to common stock	(149,250)	32.15
Forfeited	(9,703)	35.68
Outstanding on June 30, 2022	760,977	$32.79

As of June 30, 2022, there was $9.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to cliff vesting at the end of a three-year period. The vesting will vary between 0% and 200% based on the attainment of certain performance and market conditions over the three-year vesting period. Half of the award is based on the achievement of operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards subject to total shareholder return metrics is determined using the Monte-Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Performance stock unit activity for the six months ended June 30, 2022 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2021	232,857	$39.88
Granted	97,379	49.59
Vested and converted to common stock	(69,784)	52.91
Forfeited	—
Outstanding on June 30, 2022	260,452	$40.02
As of June 30, 2022, there was $7.2 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.0 years.

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

The Company recorded phantom stock-based compensation income of $2.1 million and expense of $3.3 million during the three months ended June 30, 2022 and 2021, respectively and $2.8 million of income and $5.8 million of expense related to phantom stock units for the six months ended June 30, 2022 and 2021, respectively.

Phantom stock unit activity for the six months ended June 30, 2022 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2021	348,863
Granted	—
Vested	—
Forfeited	—
Outstanding on June 30, 2022	348,863

As of June 30, 2022, there was $2.0 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.3 years.

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

The Company did not incur any charges under the 2020 Plan during the three and six months ended June 30, 2022 and does not anticipate incurring any future charges under the 2020 Plan.

Restructuring charges (reversals) for the three months ended June 30, 2021 by type of charge (reversal) and operating segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$(3)	$(54)	$—	$—	$(39)	$(96)
Office related	3,074	—	—	312	(97)	3,289
Total	$3,071	$(54)	$—	$312	$(136)	$3,193

Restructuring charges (reversals) for the six months ended June 30, 2021 by type of charge (reversal) and operating segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$16	$(106)	$(124)	$(44)	$(32)	$(290)
Office related	6,750	—	—	678	(97)	7,331
Other	3	—	—	—	10	13
Total	$6,769	$(106)	$(124)	$634	$(119)	$7,054

Restructuring charges incurred through June 30, 2022 under the 2020 Plan, which are solely comprised of prior period charges, by type of charge and operating segment are as follows:

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

Changes in the restructuring accrual for the six months ended June 30, 2022 were as follows:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2021	8,394	—	—	8,394
Cash payments	(4,843)	—	—	(4,843)
Non-cash write-offs	(34)			(34)
Exchange rate fluctuations	(87)	—	—	(87)
Accrual balance at June 30, 2022	$3,430	$—	$—	$3,430

Restructuring accruals are recorded within current Accrued salaries and benefits as of June 30, 2022.

13.    Income Taxes

The Company reported income before taxes of $34.9 million and an income tax provision of $10.8 million for the three months ended June 30, 2022. The Company reported income before taxes of $31.8 million and an income tax provision of $11.0 million for the three months ended June 30, 2021. The effective tax rates for the three months ended June 30, 2022 and 2021, were 30.9% and 34.6%, respectively. The effective tax rates for the three months ended June 30, 2022 and 2021 were each impacted by one-time items and the mix of income.

The Company reported income before taxes of $62.8 million and an income tax provision of $20.2 million for the six months ended June 30, 2022. The Company reported income before taxes of $54.5 million and an income tax provision of $18.9 million for the six months ended June 30, 2021. The effective tax rates for the six months ended June 30, 2022 and 2021, were 32.2% and 34.7%, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 were each impacted by one-time items and the mix of income.

14.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the six months ended June 30, 2022 are as follows:

	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2021	$4,294	$(2,619)	$1,675
Other comprehensive loss before classification	(8,606)	—	(8,606)
Balance at June 30, 2022	$(4,312)	$(2,619)	$(6,931)

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

Revenue and operating income by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Executive Search
Americas	$176,020	$147,390	$338,573	$263,896
Europe	48,131	44,909	97,876	82,552
Asia Pacific	29,758	31,834	60,009	57,303
Total Executive Search	253,909	224,133	496,458	403,751
On-Demand Talent	22,353	18,719	45,734	18,719
Heidrick Consulting	22,439	17,129	40,370	31,167
Revenue before reimbursements (net revenue)	298,701	259,981	582,562	453,637
Reimbursements	2,408	1,254	4,084	2,329
Total revenue	$301,109	$261,235	$586,646	$455,966

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating income (loss)
Executive Search
Americas (1)	$44,250	$34,594	$84,101	$60,850
Europe (2)	4,606	3,979	10,009	8,519
Asia Pacific (3)	3,912	4,385	8,966	8,529
Total Executive Search	52,768	42,958	103,076	77,898
On-Demand Talent	(349)	153	(931)	153
Heidrick Consulting (4)	(408)	(3,631)	(2,492)	(8,341)
Total segment operating income	52,011	39,480	99,653	69,710
Research and Development	(4,545)	—	(8,947)	—
Global Operations Support (5)	(13,600)	(10,774)	(26,608)	(21,396)
Total operating income	$33,866	$28,706	$64,098	$48,314

(1) Includes restructuring charges of $3.1 million and $6.8 million for the three and six months ended June 30, 2021, respectively.
(2) Includes restructuring reversals of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.
(3) Includes restructuring reversals of $0.1 million for the six months ended June 30, 2021.
(4) Includes restructuring charges of $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
(5) Includes restructuring reversals of $0.1 million for both the three and six months ended June 30, 2021, respectively.

16.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.4 million as of June 30, 2022. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

17.    Commitments and Contingencies

Litigation

The Company has contingent liabilities from various pending claims and litigation matters arising in the ordinary course of the Company’s business, some of which involve claims for damages that are substantial in amount. Some of these matters are covered in part by insurance. Based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID-19 pandemic (including the emergence of variant strains) on our business, our consultants and employees, and the overall economy; the impact on the global or regional economies due to the outbreak or escalation of hostilities or war; leadership changes, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; the fact that our net revenue is affected by adverse economic conditions; our clients’ ability to restrict us from recruiting their employees; the aggressive competition we face; our heavy reliance on information management systems; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; any challenges to the classification of our on-demand talent as independent contractors; the impact of foreign currency exchange rate fluctuations; the fact that we may not be able to align our cost structure with net revenue; unfavorable tax law changes and tax authority rulings; our ability to realize our tax losses; the timing of the establishment or reversal of valuation allowance on deferred tax assets; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive; our ability to access additional credit; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading "Risk Factors" in Item 1A, and other filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On-Demand Talent. Our on-demand services provide clients with seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. Our unique model delivers the right independent talent on demand by blending proprietary data and technology with a dedicated Talent Solutions team.

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

Historically, a portion of the Company’s consultant and management cash bonuses were deferred and paid over a three-year vesting period. The portion of the bonus deferred was approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred was recognized on a graded vesting attribution method over the requisite service period. This service period began on January 1 of the respective fiscal year and continued through the deferral date, which coincided with the Company’s bonus payments in the first quarter of the following year and for an additional three-year vesting period.

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

Third Quarter 2022 Outlook

The Company expects 2022 third quarter consolidated net revenue of between $260 million and $270 million, while acknowledging that some continued fluidity in external factors such as foreign conflicts, inflation, the interest rate and foreign exchange rate environments may impact quarterly results. In addition, this outlook is based on the average currency rates in June 2022 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive Search confirmations, On-Demand Talent projects, and Heidrick Consulting assignments, consultant productivity, consultant retention, and the seasonality of the business, along with the current backlog.

Our 2022 third quarter guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2021 Annual Report on Form 10-K, as updated in our subsequent quarterly reports on Form 10-Q and in our other filings with the SEC. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	0.8	0.5	0.7	0.5
Total revenue	100.8	100.5	100.7	100.5

Operating expenses
Salaries and benefits	69.5	71.6	70.2	72.2
General and administrative expenses	11.8	10.5	11.2	12.1
Cost of services	5.8	5.6	6.1	3.6
Research and development	1.5	—	1.5	—
Restructuring charges	—	1.2	—	1.6
Reimbursed expenses	0.8	0.5	0.7	0.5
Total operating expenses	89.5	89.4	89.7	89.9

Operating income	11.3	11.0	11.0	10.7

Non-operating income (expense)
Interest, net	0.1	—	0.1	—
Other, net	0.3	1.2	(0.3)	1.3
Net non-operating income	0.4	1.2	(0.2)	1.4

Income before income taxes	11.7	12.2	10.8	12.0

Provision for income taxes	3.6	4.2	3.5	4.2

Net income	8.1%	8.0%	7.3%	7.8%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Executive Search
Americas	$176,020	$147,390	$338,573	$263,896
Europe	48,131	44,909	97,876	82,552
Asia Pacific	29,758	31,834	60,009	57,303
Total Executive Search	253,909	224,133	496,458	403,751
On-Demand Talent	22,353	18,719	45,734	18,719
Heidrick Consulting	22,439	17,129	40,370	31,167
Revenue before reimbursements (net revenue)	298,701	259,981	582,562	453,637
Reimbursements	2,408	1,254	4,084	2,329
Total revenue	$301,109	$261,235	$586,646	$455,966

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating income (loss)
Executive Search
Americas (1)	$44,250	$34,594	$84,101	$60,850
Europe (2)	4,606	3,979	10,009	8,519
Asia Pacific (3)	3,912	4,385	8,966	8,529
Total Executive Search	52,768	42,958	103,076	77,898
On-Demand Talent	(349)	153	(931)	153
Heidrick Consulting (4)	(408)	(3,631)	(2,492)	(8,341)
Total segment operating income	52,011	39,480	99,653	69,710
Research and Development	(4,545)	—	(8,947)	—
Global Operations Support (5)	(13,600)	(10,774)	(26,608)	(21,396)
Total operating income	$33,866	$28,706	$64,098	$48,314

(1) Includes restructuring charges of $3.1 million and $6.8 million for the three and six months ended June 30, 2021, respectively.
(2) Includes restructuring reversals of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.
(3) Includes restructuring reversals of $0.1 million for the six months ended June 30, 2021.
(4) Includes restructuring charges of $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
(5) Includes restructuring reversals of $0.1 million for both the three and six months ended June 30, 2021, respectively.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Total revenue. Consolidated total revenue increased $39.9 million, or 15.3%, to $301.1 million for the three months ended June 30, 2022, from $261.2 million for the three months ended June 30, 2021. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $38.7 million, or 14.9%, to $298.7 million for the three months ended June 30, 2022 from $260.0 million for the three months ended June 30, 2021. Foreign exchange rate fluctuations negatively impacted results by $8.5 million, or 3.3%. Executive Search net revenue was $253.9 million for the three months ended June 30, 2022, an increase of $29.8 million, or 13.3%, compared to the three months ended June 30, 2021. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per search. On-Demand Talent net revenue was $22.4 million for the three months ended June 30, 2022, an increase of $3.6 million, or 19.4%, compared to the three months ended June 30, 2021. The increase in On-Demand Talent revenue was primarily due an increase in the average size of on-demand projects. Heidrick Consulting net revenue increased $5.3 million, or 31.0%, to $22.4 million for the three months ended June 30, 2022. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment and development consulting engagements compared to the same period in the prior year.

The number of Executive Search and Heidrick Consulting consultants was 388 and 66, respectively, as of June 30, 2022, compared to 369 and 65, respectively, as of June 30, 2021. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.6 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively. The average revenue per executive search increased to approximately $153,000 from $133,000 in the same period in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $21.6 million, or 11.6%, to $207.7 million for the three months ended June 30, 2022, from $186.1 million for the three months ended June 30, 2021. Fixed compensation decreased $6.6 million due to the deferred compensation plan, stock compensation, and talent acquisition and retention costs, partially offset by an increase in base salaries and payroll taxes. Variable compensation increased $28.3 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $6.3 million, or 3.4%.

For the three months ended June 30, 2022, we had an average of 1,978 employees compared to an average of 1,678 employees for the three months ended June 30, 2021.

As a percentage of net revenue, salaries and benefits expense was 69.5% for the three months ended June 30, 2022, compared to 71.6% for the three months ended June 30, 2021.

General and administrative expenses. Consolidated general and administrative expenses increased $7.9 million, or 28.7%, to $35.2 million for the three months ended June 30, 2022, from $27.4 million for the three months ended June 30, 2021. The increase in general and administrative expenses was due to business development travel, including the global consultants' conference, professional fees, information technology, and hiring fees, partially offset by decreases in taxes and licenses. Foreign exchange rate fluctuations positively impacted results by $1.2 million, or 4.3%.

As a percentage of net revenue, general and administrative expenses were 11.8% for the three months ended June 30, 2022, compared to 10.5% for the three months ended June 30, 2021.

Cost of services. Consolidated cost of services increased $2.7 million, or 18.6%, to $17.4 million for the three months ended June 30, 2022, from $14.7 million for the three months ended June 30, 2021. The increase is primarily due to an increase in the volume of consulting engagements and on-demand projects. As a percentage of net revenue, cost of services was 5.8% for the three months ended June 30, 2022, compared to 5.6% for the three months ended June 30, 2021. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 1.3%.

Research and development. The Company incurred approximately $4.5 million in research and development costs associated with the development of new products during the three months ended June 30, 2022. Research and development consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development. There were no research and development costs incurred during the three months ended June 30, 2021.

Restructuring charges. The Company incurred approximately $3.2 million in restructuring charges during the three months ended June 30, 2021. In 2020, the Company announced the 2020 Plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The charges incurred during the three months ended June 30, 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2021. There were no restructuring charges incurred during the three months ended June 30, 2022.

Operating income. Consolidated operating income was $33.9 million for the three months ended June 30, 2022, compared to $28.7 million, including restructuring charges of $3.2 million, for the three months ended June 30, 2021. Foreign exchange rate fluctuations negatively impacted operating income by $0.8 million, or 2.5%.

Net non-operating income. Net non-operating income was $1.1 million for the three months ended June 30, 2022, compared to $3.1 million for the three months ended June 30, 2021.

Interest, net, was $0.3 million of income for the three months ended June 30, 2022, compared to less than $0.1 million for the three months ended June 30, 2021, primarily due to interest earned on short-term investments and marketable securities in both periods.

Other, net, was $0.8 million of income for the three months ended June 30, 2022, compared to $3.0 million of income for the three months ended June 30, 2021. The income in the current year is primarily due to a foreign exchange gains, partially offset by a $4.4 million unrealized loss on the deferred compensation plan. The income in the prior year is due to a $1.4 million gain on warrants received in exchange for executive search services performed in prior periods and a $1.6 million gain on the Company's deferred compensation plan. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $176.0 million for the three months ended June 30, 2022, an increase of 19.4% from $147.4 million for the three months ended June 30, 2021. The increase in net revenue was primarily due to an increase in the average revenue per executive search. All practice groups, with the exception of Healthcare & Life Sciences, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.1 million, or 0.1%. There were 203 Executive Search consultants as of June 30, 2022, compared to 193 as of June 30, 2021.

Salaries and benefits expense increased $19.0 million, or 18.9%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Fixed compensation decreased $5.0 million due to the deferred compensation plan, stock compensation, and talent acquisition and retention cost, partially offset by increases in base salaries and payroll taxes, and retirement and benefits. Variable compensation increased $23.9 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $3.1 million, or 33.6%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to business development travel, including the global consultants' conference, communication services, information technology, and professional fees.

Restructuring charges for the three months ended June 30, 2021 were $3.1 million. The charges are primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges incurred during the three months ended June 30, 2022.

The Americas reported operating income of $44.3 million for the three months ended June 30, 2022, an increase of $9.7 million compared to $34.6 million, including restructuring charges of $3.1 million, for the three months ended June 30, 2021.

Europe

Europe reported net revenue of $48.1 million for the three months ended June 30, 2022, an increase of 7.2% from $44.9 million for the three months ended June 30, 2021. The increase in net revenue was primarily due to a 15.7% increase in the number of executive search confirmations. All practice groups exhibited growth over the prior year with the exception of Healthcare & Life Sciences and Consumer Markets. Foreign exchange rate fluctuations negatively impacted results by $5.9 million, or 13.1%. There were 111 Executive Search consultants as of June 30, 2022, compared to 99 as of June 30, 2021.

Salaries and benefits expense increased $0.4 million, or 1.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Fixed compensation decreased $1.3 million due to base salaries and payroll taxes, and stock compensation, partially offset by an increase in retirement and benefits. Variable compensation increased $1.7 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $2.2 million, or 39.7%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to business development travel, including the global consultants' conference, and office occupancy, partially offset by a decrease in bad debt.

Restructuring credits for the three months ended June 30, 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges incurred during the three months ended June 30, 2022.

Europe reported operating income of $4.6 million for the three months ended June 30, 2022, an increase of $0.6 million compared to $4.0 million, including a restructuring credit of $0.1 million, for the three months ended June 30, 2021.

Asia Pacific

Asia Pacific reported net revenue of $29.8 million for the three months ended June 30, 2022, a decrease of 6.5% compared to $31.8 million for the three months ended June 30, 2021. The decrease in net revenue was primarily due to a 13.8% decrease in the number of executive search confirmations. All practice groups, with the exception of Social Impact, Industrial, and Financial Services, exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.6 million, or 5.1%. There were 74 Executive Search consultants at June 30, 2022, compared to 77 at June 30, 2021.

Salaries and benefits expense decreased $1.9 million, or 8.1%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Fixed compensation decreased $2.0 million due to base salaries and payroll taxes, stock compensation, and talent acquisition and retention costs. Variable compensation increased $0.1 million due to the mix of bonus accruals.

General and administrative expenses increased $0.3 million, or 6.3%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to business development travel, including the global consultants' conference, partially offset by a decrease in office occupancy.

Asia Pacific reported operating income of $3.9 million for the three months ended June 30, 2022, a decrease of $0.5 million compared to $4.4 million for the three months ended June 30, 2021.

On-Demand Talent

On-Demand Talent reported net revenue of $22.4 million for the three months ended June 30, 2022, an increase of 19.4% compared to $18.7 million for the three months ended June 30, 2021. The increase in revenue was primarily due an increases in the average size of on-demand projects and project extensions. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.3%.

Salaries and benefits expense increased $1.0 million, or 23.0%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Fixed compensation increased $1.4 million due to base salaries and payroll taxes, talent acquisition and retention costs, and retirement and benefits. Variable compensation decreased $0.4 million due to the mix of bonus accruals.

General and administrative expense increased $0.8 million, or 62.8%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to intangible amortization, information technology, and business development travel.

Cost of services increased $2.3 million, or 17.8%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due an increase in the average size of on-demand projects.

On-Demand Talent reported operating loss of $0.3 million for the three months ended June 30, 2022, a decrease of $0.5 million compared to operating income of $0.2 million for the three months ended June 30, 2021.

Heidrick Consulting

Heidrick Consulting reported net revenue of $22.4 million for the three months ended June 30, 2022, an increase of 31.0% compared to $17.1 million for the three months ended June 30, 2021. The increase in net revenue was primarily due to an 6.8% increase in the number of consulting engagements. Foreign exchange rate fluctuations negatively impacted results by $1.1 million, or 6.3%. There were 66 Heidrick Consulting consultants at June 30, 2022 compared to 65 at June 30, 2021.

Salaries and benefits expense increased $1.6 million, or 10.4%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Fixed compensation decreased $1.3 million due to talent acquisition and retention costs, base salaries and payroll taxes, and the deferred compensation plan. Variable compensation increased $2.9 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.4 million, or 11.4%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to business development travel, including the global consultants' conference, and market data analysis tools, partially offset by a decrease in professional fees.

Cost of services increased $0.4 million, or 24.2%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to an increase in the number of consulting engagements.

Restructuring charges for the three months ended June 30, 2021 were $0.3 million. The charges are primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges incurred during the three months ended June 30, 2022.

Heidrick Consulting reported an operating loss of $0.4 million for the three months ended June 30, 2022, an improvement of $3.2 million compared to an operating loss of $3.6 million, including restructuring charges of $0.3 million, for the three months ended June 30, 2021.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2022, increased $2.8 million, or 26.2%, to $13.6 million from $10.8 million, including a restructuring credit of $0.1 million, for the three months ended June 30, 2021.

Salaries and benefits expense increased $1.6 million, or 22.1%, for the three months ended June 30, 2022, due to base salaries and payroll taxes, stock compensation, and variable compensation.

General and administrative expenses increased $1.1 million, or 29.4%, for the three months ended June 30, 2022, due to professional fees, hiring fees, information technology, and business development travel, partially offset by a decrease in taxes and licenses.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Total revenue. Consolidated total revenue increased $130.7 million, or 28.7%, to $586.6 million for the six months ended June 30, 2022, from $456.0 million for the six months ended June 30, 2021. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $128.9 million, or 28.4%, to $582.6 million for the six months ended June 30, 2022 from $453.6 million for the six months ended June 30, 2021. Foreign exchange rate fluctuations negatively impacted results by $12.3 million, or 2.7%. Executive Search net revenue was $496.5 million for the six months ended June 30, 2022, an increase of $92.7 million, or 23.0%, compared to the six months ended June 30, 2021. The increase in Executive Search net revenue was primarily due to a 10.5% increase in the number of confirmed searches compared to the prior year, and an increase in the average revenue per executive search. On-Demand Talent net revenue increased $27.0 million, or 144.3%, to $45.7 million for the six months ended June 30, 2022. The increase in On-Demand Talent revenue was primarily due the timing of the acquisition in the prior year and an increase in the average size of on-demand projects. Heidrick Consulting net revenue increased $9.2 million, or 29.5%, to $40.4 million for the six months ended June 30, 2022 compared to the same period in the prior year. The increase in Heidrick Consulting revenue was primarily due to a 26.8% increase in the number of consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 388 and 66, respectively, as of June 30, 2022, compared to 369 and 65, respectively, as of June 30, 2021. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.6 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. The average revenue per executive search increased to $137,000 from $123,000 in the same period in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $81.7 million, or 25.0%, to $409.1 million for the six months ended June 30, 2022 from $327.4 million for the six months ended June 30, 2021. Fixed compensation decreased $3.1 million due to the deferred compensation plan, and stock compensation, partially offset by an increase in base salaries and payroll taxes. Variable compensation increased $84.8 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $9.3 million, or 2.8%.

For the six months ended June 30, 2022, we had an average of 1,937 employees compared to an average of 1,635 employees for the six months ended June 30, 2021.

As a percentage of net revenue, salaries and benefits expense was 70.2% for the six months ended June 30, 2022, compared to 72.2% for the six months ended June 30, 2021.

General and administrative expenses. Consolidated general and administrative expenses increased $10.3 million, or 18.8% to $65.0 million for the six months ended June 30, 2022 from $54.7 million for the six months ended June 30, 2021. The increase in general and administrative expenses was due to business development travel, including the global consultants' conference, professional fees, information technology, intangible amortization, and bad debt, partially offset by decreases in taxes and licenses, office occupancy, and the use of external third-party consultants. Foreign exchange rate fluctuations positively impacted results by $1.6 million, or 2.9%.

As a percentage of net revenue, general and administrative expenses were 11.2% for the six months ended June 30, 2022, compared to 12.1% for the six months ended June 30, 2021.

Cost of services. Consolidated cost of services increased $19.3 million to $35.4 million for the six months ended June 30, 2022, from $16.1 million for the six months ended June 30, 2021. The increase is due the timing of the On-Demand Talent acquisition in the prior year and an increase in the number of consulting engagements. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 1.6%.

Research and development. The Company incurred approximately $8.9 million in research and development costs associated with the development of new products during the six months ended June 30, 2022. Research and development consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development. There were no research and development costs incurred during the six months ended June 30, 2021.

Restructuring charges. The Company incurred approximately $7.1 million in restructuring charges during the six months ended June 30, 2021. In 2020, the Company announced the 2020 plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The charges incurred during the six months ended June 30, 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2021. There were no restructuring charges incurred during the six months ended June 30, 2022.

Operating income. Consolidated operating income was $64.1 million for the six months ended June 30, 2022, compared to $48.3 million, including restructuring charges of $7.1 million, for the six months ended June 30, 2021. Foreign exchange rate fluctuations negatively impacted operating income by $1.2 million, or 2.2%.

Net non-operating income (expense). Net non-operating expense was $1.3 million for the six months ended June 30, 2022, compared to net non-operating income of $6.2 million for the six months ended June 30, 2021.

Interest, net, was $0.4 million of income for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021. The increase was primarily due to interest earned on short-term investments and marketable securities.

Other, net, was $1.7 million of expense for the six months ended June 30, 2022, compared to $6.2 million of income for the six months ended June 30, 2021. The expense in the current year is due to a $6.9 million unrealized loss on the Company's deferred compensation plan, partially offset by foreign exchange gains. The income in the prior year is due to a $3.1 million gain on equity received in exchange for executive search services performed in prior periods and a $2.6 million gain on the Company's deferred compensation plan. Investments held in the Company’s deferred compensation plan are recorded at fair value.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $338.6 million for the six months ended June 30, 2022, an increase of 28.3% from $263.9 million for the six months ended June 30, 2021. The increase in net revenue was due to a 8.3% increase in the number of executive search confirmations from the prior year and an increase in the average revenue per executive search. All practice groups, with the exception of Healthcare & Life Sciences, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 0.1%. There were 203 Executive Search consultants as of June 30, 2022, compared to 193 as of June 30, 2021.

Salaries and benefits expense increased $54.8 million, or 30.9%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Fixed compensation decreased $6.3 million, due to the deferred compensation plan and stock compensation, partially offset by an increase in base salaries and payroll taxes. Variable compensation increased $61.1 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $3.4 million, or 17.9%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to business development travel, including the global consultants' conference, communication services, and bad debt, partially offset by decrease in office occupancy, and market data analysis tools.

Restructuring charges for the six months ended June 30, 2021 were $6.8 million. The charges are primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges incurred during the six months ended June 30, 2022.

The Americas reported operating income of $84.1 million for the six months ended June 30, 2022, an increase of $23.3 million compared to $60.9 million, including restructuring charges of $6.8 million, for the six months ended June 30, 2021.

Europe

Europe reported net revenue of $97.9 million for the six months ended June 30, 2022, an increase of 18.6% from $82.6 million for the six months ended June 30, 2021. The increase in net revenue was due to a 23.0% increase in the number of executive search confirmations. All practice groups, with the exception of Healthcare & Life Sciences and Consumer Markets, exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $8.5 million, or 10.4%. There were 111 Executive Search consultants as of June 30, 2022, compared to 99 as of June 30, 2021.

Salaries and benefits expense increased $11.2 million, or 17.7%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Fixed compensation decreased $0.8 million for the six months ended June 30, 2022, due to stock compensation, and base salaries and payroll taxes, partially offset by an increase in retirement and benefits, and talent acquisition and retention costs. Variable compensation increased $12.0 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense decreased $2.6 million, or 23.3%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to business development travel, including the global consultants' conference, and professional fees, partially offset by a decrease in bad debt.

Restructuring credits for the six months ended June 30, 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges incurred during the six months ended June 30, 2022.

Europe reported operating income of $10.0 million for the six months ended June 30, 2022, an increase of $1.5 million compared to $8.5 million, including a restructuring credit of $0.1 million, for the six months ended June 30, 2021.

Asia Pacific

Asia Pacific reported net revenue of $60.0 million for the six months ended June 30, 2022, an increase of 4.7% compared to $57.3 million for the six months ended June 30, 2021. The increase in net revenue was primarily due to an increase in the average revenue per executive search. All practice groups, with the exception of Industrial and Healthcare & Life Sciences, exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $2.6 million, or 4.5%. There were 74 Executive Search consultants at June 30, 2022 compared to 77 at June 30, 2021.

Salaries and benefits expense increased $2.1 million, or 5.2%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Fixed compensation decreased $2.9 million due to base salaries and payroll taxes, stock compensation, and talent acquisition and retention costs. Variable compensation increased $5.0 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased less than $0.1 million, or 0.4%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to business development travel, including the global consultants' conference, and professional fees, partially offset by a decrease in office occupancy.

Restructuring credits for the six months ended June 30, 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges incurred during the six months ended June 30, 2022.

Asia Pacific reported operating income of $9.0 million for the six months ended June 30, 2022, an increase of $0.4 million compared to $8.5 million, including a restructuring credit of $0.1 million, for the six months ended June 30, 2021.

On-Demand Talent

On-Demand Talent reported net revenue of $45.7 million for the six months ended June 30, 2022, and increase of 144.3% compared to $18.7 million for the six months ended June 30, 2021. The increase in On-Demand net revenue was primarily due to the timing of the acquisition in the prior year and an increase in the average size of an on-demand project. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.4%.

Salaries and benefits expense increased $6.2 million, or 145.8%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Fixed compensation increased $5.3 million due to base salaries and payroll taxes, and retirement and benefits. Variable compensation increased $0.9 million due to higher bonus accruals related to increased productivity.

General and administrative expenses increased $3.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to intangible amortization, earnout accretion, professional fees, and information technology.

Cost of services increased $18.7 million, or 144.7%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due the timing of the acquisition in the prior year and an increase in the average size of on-demand projects.

On-Demand Talent reported operating loss of $0.9 million for the six months ended June 30, 2022, a decrease of $1.1 million compared to operating income of $0.2 million for the six months ended June 30, 2021.

Heidrick Consulting

Heidrick Consulting reported net revenue of $40.4 million for the six months ended June 30, 2022, an increase of 29.5% compared to $31.2 million for the six months ended June 30, 2021. The increase in Heidrick Consulting net revenue was primarily due to an 26.8% increase in the number of consulting engagements. Foreign exchange rate fluctuations negatively impacted results by $1.4 million, or 4.5%. There were 66 Heidrick Consulting consultants at June 30, 2022 compared to 65 at June 30, 2021.

Salaries and benefits expense increased $3.6 million, or 12.7%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Fixed compensation was increased $1.8 million due to talent acquisition and retention costs, the deferred compensation plan, and retirement and benefits. Variable compensation increased $5.4 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.2 million, or 2.1%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to professional fees, partially offset by increased in business development travel, including the global consultants' conference, and market data analysis tools.

Cost of services increased $0.5 million, or 16.4%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to an increase in the number of consulting engagements.

Restructuring charges for the six months ended June 30, 2021 were $0.6 million. The charges were primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges incurred during the six months ended June 30, 2022.

Heidrick Consulting reported an operating loss of $2.5 million for the six months ended June 30, 2022, an improvement of $5.8 million compared to an operating loss of $8.3 million, including restructuring charges of $0.6 million, for the six months ended June 30, 2021.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2022, increased $5.2 million, or 24.4%, to $26.6 million from $21.4 million, including restructuring credit of $0.1 million, for the six months ended June 30, 2021.

Salaries and benefits expense increased $3.8 million, or 27.7%, for the six months ended June 30, 2022, due to base salaries and payroll taxes, stock compensation, and variable compensation, partially offset by a decrease in retirement and benefits.

General and administrative expenses increased $1.3 million, or 16.5%, for the six months ended June 30, 2022, due to professional fees, hiring fees, business development travel, and information technology, partially offset by a decrease in taxes and licenses.

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

Lines of credit. On July 13, 2021, the Company entered into a First Amendment to the 2018 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the 2018 Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Credit Agreement matures on July 13, 2026, extended from October 26, 2023 as set forth in the 2018 Credit Agreement.

Borrowings under the Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at June 30, 2022, December 31, 2021, and June 30, 2021 were $336.6 million, $545.2 million and $237.8 million, respectively. The $336.6 million of cash, cash equivalents and marketable securities at June 30, 2022 includes $118.3 million held by our foreign subsidiaries. A portion of the $118.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $179.5 million for the six months ended June 30, 2022, primarily reflecting decreases in accrued expenses of $124.3 million and increases in accounts receivable of $84.8 million, partially offset by net income of $42.6 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2021 and prior year cash bonus deferrals of $383.1 million, partially offset by 2022 bonus accruals.

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

Cash flows provided by (used in) investing activities. Cash used in investing activities was $8.6 million for the six months ended June 30, 2022, due to capital expenditures of $4.2 million related to office build-outs, and the purchase of marketable securities and investments of $5.4 million, partially offset by the proceeds from sales of marketable securities and investments of $1.0 million.

Cash used in investing activities was $16.0 million for the six months ended June 30, 2021, due to the acquisition of Business Talent Group of $32.0 million, capital expenditures of $2.7 million, and the purchase of marketable securities of $1.7 million, partially offset by the maturity of marketable securities of $20.3 million.

Cash flows used in financing activities. Cash used in financing activities was $9.4 million for the six months ended June 30, 2022, due to dividend payments of $6.2 million and employee tax withholding payments on equity transactions of $3.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $2.1 million for the six months ended June 30, 2022. For financial information by segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*10.1	Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated April 25, 2022**

10.2	Employment Agreement between Heidrick & Struggles International, Inc. and Tracey Heaton dated October 31, 2021**	10-Q	10.1	April 25, 2022

10.3	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description, As Amended and Restated April 12, 2022**	8-K	10.1	April 15, 2022

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 25, 2022

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (Duly authorized on behalf of the registrant and in his capacity as Chief Accounting Officer)