Form 10-Q
period 2022-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2022-10-24
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 21, 2022, there were 19,860,628 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Current assets
Cash and cash equivalents	$275,468	$545,225
Marketable securities	180,507	—
Accounts receivable, net of allowances of $6,900 and $5,666, respectively	190,893	133,750
Prepaid expenses	27,322	21,754
Other current assets	41,578	41,449
Income taxes recoverable	4,348	3,210
Total current assets	720,116	745,388

Non-current assets
Property and equipment, net	29,317	27,085
Operating lease right-of-use assets	69,400	72,320
Assets designated for retirement and pension plans	10,961	12,715
Investments	31,728	36,051
Other non-current assets	26,379	23,377
Goodwill	138,069	138,524
Other intangible assets, net	6,998	9,169
Deferred income taxes	40,285	42,169
Total non-current assets	353,137	361,410

Total assets	$1,073,253	$1,106,798

Current liabilities
Accounts payable	$17,248	$20,374
Accrued salaries and benefits	375,430	409,026
Deferred revenue	43,547	51,404
Operating lease liabilities	17,854	19,332
Other current liabilities	59,301	24,554
Income taxes payable	5,224	10,004
Total current liabilities	518,604	534,694

Non-current liabilities
Accrued salaries and benefits	56,742	73,779
Retirement and pension plans	48,730	55,593
Operating lease liabilities	60,396	65,625
Other non-current liabilities	4,250	41,087
Total non-current liabilities	170,118	236,084

Total liabilities	688,722	770,778

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,865,708 and 19,596,607 shares issued, 19,860,628 and 19,591,527 shares outstanding at September 30, 2022 and December 31, 2021, respectively	199	196
Treasury stock at cost, 5,080 shares at September 30, 2022 and December 31, 2021	(191)	(191)
Additional paid in capital	241,632	233,163
Retained earnings	155,276	101,177
Accumulated other comprehensive income (loss)	(12,385)	1,675
Total stockholders’ equity	384,531	336,020

Total liabilities and stockholders’ equity	$1,073,253	$1,106,798

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Revenue before reimbursements (net revenue)	$255,185	$263,825	$837,747	$717,462
Reimbursements	3,086	1,490	7,170	3,819
Total revenue	258,271	265,315	844,917	721,281

Operating expenses
Salaries and benefits	171,473	185,904	580,602	513,321
General and administrative expenses	32,189	29,155	97,186	83,876
Cost of services	17,801	18,686	53,192	34,817
Research and development	5,400	—	14,347	—
Restructuring charges	—	(3,262)	—	3,792
Reimbursed expenses	3,086	1,490	7,170	3,819
Total operating expenses	229,949	231,973	752,497	639,625

Operating income	28,322	33,342	92,420	81,656

Non-operating income (expense)
Interest, net	1,255	90	1,664	207
Other, net	(43)	145	(1,740)	6,260
Net non-operating income (expense)	1,212	235	(76)	6,467

Income before income taxes	29,534	33,577	92,344	88,123

Provision for income taxes	8,708	9,079	28,902	28,028

Net income	20,826	24,498	63,442	60,095

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(5,462)	(661)	(14,068)	(1,349)
Net unrealized gain on available-for-sale investments	8	—	8	—
Other comprehensive loss, net of tax	(5,454)	(661)	(14,060)	(1,349)

Comprehensive income	$15,372	$23,837	$49,382	$58,746

Weighted-average common shares outstanding
Basic	19,816	19,569	19,723	19,489
Diluted	20,413	20,240	20,558	20,259

Earnings per common share
Basic	$1.05	$1.25	$3.22	$3.08
Diluted	$1.02	$1.21	$3.09	$2.97

Cash dividends paid per share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,597	$196	5	$(191)	$233,163	$101,177	$1,675	$336,020
Net income	—	—	—	—	—	18,467	—	18,467
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,082)	(1,082)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,698	—	—	3,698
Vesting of equity awards, net of tax withholding	126	1	—	—	(3,220)	—	—	(3,219)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,940)	—	(2,940)
Dividend equivalents on restricted stock units	—	—	—	—	—	(179)	—	(179)
Balance at March 31, 2022	19,723	$197	5	$(191)	$233,641	$116,525	$593	$350,765
Net income	—	—	—	—	—	24,149	—	24,149
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,524)	(7,524)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,784	—	—	3,784
Issuance of common stock	19	—	—	—	404	—	—	404
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,957)	—	(2,957)
Dividend equivalents on restricted stock units	—	—	—	—	—	(147)	—	(147)
Balance at June 30, 2022	19,742	197	5	(191)	237,829	137,570	(6,931)	368,474
Net income	—	—	—	—	—	20,826	—	20,826
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,454)	(5,454)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,805	—	—	3,805
Vesting of equity awards	124	2	—	—	(2)	—	—	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,980)	—	(2,980)
Dividend equivalents on restricted stock units	—	—	—	—	—	(140)	—	(140)
Balance at September 30, 2022	19,866	$199	5	$(191)	$241,632	$155,276	$(12,385)	$384,531

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	19,586	$196	226	$(8,041)	$231,048	$40,982	$3,417	$267,602
Net income	—	—	—	—	—	14,832	—	14,832
Other comprehensive loss, net of tax	—	—	—	—	—	—	(693)	(693)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,991	—	—	2,991
Vesting of equity awards, net of tax withholding	—	—	(138)	4,951	(8,041)	—	—	(3,090)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,905)	—	(2,905)
Dividend equivalents on restricted stock units	—	—	—	—	—	(167)	—	(167)
Balance at March 31, 2021	19,586	$196	88	$(3,090)	$225,998	$52,742	$2,724	$278,570
Net income	—	—	—	—	—	20,765	—	20,765
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,861	—	—	2,861
Vesting of equity awards	—	—	(23)	808	(808)	—	—	—
Re-issuance of treasury stock	—	—	(9)	280	65	—	—	345
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,926)	—	(2,926)
Dividend equivalents on restricted stock units	—	—	—	—	—	(67)	—	(67)
Balance at June 30, 2021	19,586	$196	56	$(2,002)	$228,116	$70,514	$2,729	$299,553
Net income	—	—	—	—	—	24,498	—	24,498
Other comprehensive loss, net of tax	—	—	—	—	—	—	(661)	(661)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,820	—	—	2,820
Vesting of equity awards	11	—	(51)	1,821	(1,821)	—	—	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,939)	—	(2,939)
Dividend equivalents on restricted stock units	—	—	—	—	—	(15)	—	(15)
Balance at September 30, 2021	19,597	$196	5	$(181)	$229,115	$92,058	$2,068	$323,256

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows - operating activities
Net income	$63,442	$60,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,824	16,576
Deferred income taxes	(976)	(1,486)
Stock-based compensation expense	11,691	8,672
Accretion expense related to earnout payments	820	363
Gain on marketable securities	(113)	(1)
Loss on disposal of property and equipment	376	127
Changes in assets and liabilities:
Accounts receivable	(64,753)	(84,877)
Accounts payable	(3,250)	2,931
Accrued expenses	(32,414)	89,405
Restructuring accrual	—	(5,024)
Deferred revenue	(5,913)	6,453
Income taxes recoverable and payable, net	(5,661)	14,937
Retirement and pension plan assets and liabilities	3,476	1,443
Prepaid expenses	(6,637)	(7,724)
Other assets and liabilities, net	(8,960)	(37,114)
Net cash provided by (used in) operating activities	(41,048)	64,776

Cash flows - investing activities
Acquisition of business, net of cash acquired	—	(31,969)
Capital expenditures	(8,176)	(3,902)
Purchases of marketable securities and investments	(186,097)	(1,997)
Proceeds from sales of marketable securities and investments	1,216	20,653
Net cash used in investing activities	(193,057)	(17,215)

Cash flows - financing activities
Cash dividends paid	(9,343)	(8,927)
Payment of employee tax withholdings on equity transactions	(3,219)	(3,090)
Net cash used in financing activities	(12,562)	(12,017)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(23,082)	(3,707)

Net increase (decrease) in cash, cash equivalents and restricted cash	(269,749)	31,837
Cash, cash equivalents and restricted cash at beginning of period	545,259	316,489
Cash, cash equivalents and restricted cash at end of period	$275,510	$348,326

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2022 and December 31, 2021, the results of operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of September 30, 2022 and 2021, and December 31, 2021 and 2020:

	September 30,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$275,468	$348,292	$545,225	$316,473
Restricted cash included within other non-current assets	42	34	34	16
Total cash, cash equivalents and restricted cash	$275,510	$348,326	$545,259	$316,489

Earnings per Common Share

Basic earnings per common share are computed by dividing net income by weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common equivalent shares are excluded from the determination of diluted earnings per share in periods in which they have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$20,826	$24,498	$63,442	$60,095
Weighted average shares outstanding:
Basic	19,816	19,569	19,723	19,489
Effect of dilutive securities:
Restricted stock units	462	524	646	584
Performance stock units	135	147	189	186
Diluted	20,413	20,240	20,558	20,259
Basic earnings per share	$1.05	$1.25	$3.22	$3.08
Diluted earnings per share	$1.02	$1.21	$3.09	$2.97

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

Contract assets: Contract assets represent revenue recognized over time in excess of the amount billed to the client, and the amount billed to the client is not solely subject to the passage of time. This amount primarily includes revenue recognized for upticks and contingent placement fees in executive search contracts.

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2021 to September 30, 2022:

	September 30, 2022	December 31, 2021	Change
Contract assets
Unbilled receivables, net	$15,455	$17,947	$(2,492)
Contract assets	21,316	18,995	2,321
Total contract assets	36,771	36,942	(171)

Contract liabilities
Deferred revenue	$43,547	$51,404	$(7,857)

During the nine months ended September 30, 2022, the Company recognized revenue of $44.3 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the nine months ended September 30, 2022 from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $14.9 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2021	$5,666
Provision for credit losses	6,129
Write-offs	(4,649)
Foreign currency translation	(246)
Balance at September 30, 2022	$6,900

The Company had zero available for sale debt securities in an unrealized loss position at September 30, 2022 and December 31, 2021.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2022	December 31, 2021
Leasehold improvements	$40,114	$42,252
Office furniture, fixtures and equipment	13,636	14,933
Computer equipment and software	28,306	24,293
Property and equipment, gross	82,056	81,478
Accumulated depreciation	(52,739)	(54,393)
Property and equipment, net	$29,317	$27,085

Depreciation expense for each of the three months ended September 30, 2022 and 2021 was $1.8 million. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $5.4 million and $5.3 million, respectively.

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

As most of the Company's leases do not provide an implicit interest rate, the Company utilizes an incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. The Company has a centrally managed treasury function and therefore, a portfolio approach is applied in determining the incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment.

Office leases have remaining lease terms that range from less than one year to 10.8 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As part of the Company's 2020 Plan (as defined below), a lease component related to one of the Company's offices was abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $8.7 million and $1.2 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income and Depreciation and amortization in the Condensed Consolidated Statements of Cash Flows during the three and nine months ended September 30, 2021, respectively. In September 2021, the Company entered into a termination and surrender agreement for this lease component. Under the terms of the agreement, the Company made a one-time payment of $11.7 million to release the Company from all remaining obligations under the lease. At the time of payment, the Company had accrued approximately $17.4 million of lease liabilities related to future payments under the remaining lease term. Upon making the one-time payment, the lease liabilities were relieved, resulting in a gain on termination of approximately $5.7 million, which is recorded in Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021.

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

Lease cost components included within General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$4,124	$4,682	$12,967	$14,457
Variable lease cost	1,760	$1,480	4,393	3,785
Total lease cost	$5,884	$6,162	$17,360	$18,242

Supplemental cash flow information related to the Company's operating leases is as follows for the nine months ended September 30:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,572	$38,387
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,059	$4,286

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, are as follows:

	2022	2021
Weighted Average Remaining Lease Term
Operating leases	6.5 years	6.5 years
Weighted Average Discount Rate
Operating leases	3.31%	3.26%

The future maturities of the Company's operating lease liabilities as of September 30, 2022, for the years ended December 31 are as follows:

Operating Lease Maturity
2022	$3,208
2023	18,466
2024	17,372
2025	10,399
2026	8,934
Thereafter	29,147
Total lease payments	87,526
Less: Interest	(9,276)
Present value of lease liabilities	$78,250

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Fair Value			Balance Sheet Classification
	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at September 30, 2022
Cash				$163,244	$—

Level 1(1):
Money market funds				46,825	—
U.S. Treasury securities	$245,898	$8	$245,906	65,399	180,507
Total Level 1	245,898	8	245,906	112,224	180,507

Total	$245,898	$8	$245,906	$275,468	$180,507

Cash and Cash Equivalents
Balance at December 31, 2021
Cash	$265,233

Level 1(1):
Money market funds	80,798
U.S. Treasury securities	199,194
Total Level 1	279,992

Total	$545,225

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $28.0 million and $22.9 million as of September 30, 2022 and December 31, 2021, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at September 30, 2022

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$31,728	$—	$—	$31,728	$—	$—

Level 2(2):
Retirement and pension plan assets	12,110	1,149	10,961	—	—	—
Pension benefit obligation	(16,891)	—	—	—	(1,149)	(15,742)
Total Level 2	(4,781)	1,149	10,961	—	(1,149)	(15,742)

Total	$26,947	$1,149	$10,961	$31,728	$(1,149)	$(15,742)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2021

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$36,051	$—	$—	$36,051	$—	$—

Level 2(2):
Retirement and pension plan assets	14,048	1,333	12,715	—	—	—
Pension benefit obligation	(19,594)	—	—	—	(1,333)	(18,261)
Total Level 2	(5,546)	1,333	12,715	—	(1,333)	(18,261)

Total	$30,505	$1,333	$12,715	$36,051	$(1,333)	$(18,261)

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the nine months ended September 30, 2022:

	Earnout	Contingent Compensation
Balance at December 31, 2021	$(35,654)	$(4,141)
Earnout accretion	(820)	—
Compensation expense	—	(2,971)
Fair value adjustment	507	—
Foreign currency translation	—	85
Balance at September 30, 2022	$(35,967)	$(7,027)

Earnout accruals of $36.0 million and zero were recorded within Other current liabilities as of September 30, 2022 and December 31, 2021, respectively, and earnout accruals of zero and $35.7 million were recorded within Other non-current liabilities as of September 30, 2022 and December 31, 2021, respectively. Contingent compensation accruals of $1.1 million and $5.9 million are recorded within current Accrued salaries and benefits and non-current Accrued salaries and benefits, respectively, at September 30, 2022. Contingent compensation accruals of $4.1 million are recorded within non-current Accrued salaries and benefits at December 31, 2021.

8.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment is as follows:

	September 30, 2022	December 31, 2021
Executive Search
Americas	$91,212	$91,463
Europe	1,328	1,532
Total Executive Search	92,540	92,995
On-Demand Talent	45,529	45,529
Total goodwill	$138,069	$138,524

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2022, are as follows:

	Executive Search			On-Demand Talent
	Americas	Europe	Asia Pacific		Total
Goodwill	$91,463	$26,007	$8,495	$45,529	$171,494
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at December 31, 2021	91,463	1,532	—	45,529	138,524

Foreign currency translation	(251)	(204)	—	—	(455)

Goodwill	91,212	25,803	8,495	45,529	171,039
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at September 30, 2022	$91,212	$1,328	$—	$45,529	$138,069

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2022	December 31, 2021
Executive Search
Americas	$58	$103
Europe	241	463
Asia Pacific	18	33
Total Executive Search	317	599
On-Demand Talent	6,681	8,570
Total other intangible assets, net	$6,998	$9,169

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	September 30, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.7	$20,807	$(16,022)	$4,785	$22,127	$(16,495)	$5,632
Trade name	3.1	2,369	(1,711)	658	2,441	(1,237)	1,204
Software	3.0	3,110	(1,555)	1,555	3,110	(777)	2,333
Total intangible assets	8.3	$26,286	$(19,288)	$6,998	$27,678	$(18,509)	$9,169

Intangible asset amortization expense for each of the three months ended September 30, 2022 and 2021 was $0.8 million. Intangible asset amortization expense for the nine months ended September 30, 2022 and 2021 was $2.4 million and $1.8 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2022, for the following years ended December 31 is as follows:

2022	$685
2023	2,711
2024	1,146
2025	759
2026	527
Thereafter	1,170
Total	$6,998

9.    Other Current Assets and Liabilities

The components of other current assets are as follows:

	September 30, 2022	December 31, 2021
Contract assets	$36,771	$36,942
Other	4,807	4,507
Total other current assets	$41,578	$41,449

The components of other current liabilities are as follows:

	September 30, 2022	December 31, 2021
Earnout liability	$35,967	$—
Other	23,334	24,554
Total other current liabilities	$59,301	$24,554

10.    Line of Credit

On July 13, 2021, the Company entered into a First Amendment to the 2018 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the original agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Credit Agreement matures on July 13, 2026, extended from October 26, 2023 as set forth in the original agreement.

Borrowings under the Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Credit Agreement and no event of default existed.

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

As of September 30, 2022, 3,769,836 awards have been issued under the Third A&R Program, including 754,580 forfeited awards, and 334,744 shares remain available for future awards. The Third A&R Program provides that no awards can be granted after May 28, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Salaries and benefits (1)	$3,535	$3,321	$7,713	$14,552
General and administrative expenses	405	—	810	345
Income tax benefit related to stock-based compensation included in net income	1,072	886	2,320	3,976

(1) Includes $0.2 million of income and $0.5 million of expense related to cash-settled restricted stock units for the three months ended September 30, 2022 and 2021, respectively, and $3.1 million of income and $6.2 million of expense related to cash-settled restricted stock units for the nine months ended September 30, 2022 and 2021, respectively.

Restricted Stock Units

Restricted stock units are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the nine months ended September 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2021	727,651	$31.32
Granted	287,954	34.05
Vested and converted to common stock	(272,601)	32.25
Forfeited	(9,703)	35.68
Outstanding on September 30, 2022	733,301	$31.99

As of September 30, 2022, there was $9.6 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to cliff vesting at the end of a three-year period. The vesting will vary between 0% and 200% based on the attainment of certain performance and market conditions over the three-year vesting period. Half of the award is based on the achievement of operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards subject to total shareholder return metrics is determined using the Monte Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Performance stock unit activity for the nine months ended September 30, 2022 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2021	232,857	$39.88
Granted	97,379	49.59
Vested and converted to common stock	(69,784)	52.91
Forfeited	—	—
Outstanding on September 30, 2022	260,452	$40.02

As of September 30, 2022, there was $6.0 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.9 years.

Phantom Stock Units

Phantom stock units are grants of phantom stock with respect to shares of the Company's common stock that are settled in cash and are subject to various restrictions, including restrictions on transferability, vesting and forfeiture provisions. Shares of phantom stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company.

Phantom stock units are subject to vesting over a period of four years, and such vesting is subject to certain other conditions, including continued service to the Company. As a result of the cash-settlement feature of the awards, the Company classifies the awards as liability awards, which are measured at fair value at each reporting date and the vested portion of the award is recognized as a liability to the extent that the service condition is deemed probable. The fair value of the phantom stock awards on the balance sheet date is determined using the closing share price of the Company's common stock on that date.

The Company recorded phantom stock-based compensation income of $0.2 million and expense of $0.5 million during the three months ended September 30, 2022 and 2021, respectively, and $3.1 million of income and $6.2 million of expense related to phantom stock units for the nine months ended September 30, 2022 and 2021, respectively.

Phantom stock unit activity for the nine months ended September 30, 2022 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2021	348,863
Granted	95,675
Vested	(119,333)
Forfeited	—
Outstanding on September 30, 2022	325,205

As of September 30, 2022, there was $3.7 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 3.4 years.

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

The Company did not incur any charges under the 2020 Plan during the three and nine months ended September 30, 2022 and does not anticipate incurring any future charges under the 2020 Plan.

Restructuring charges (reversals) for the three months ended September 30, 2021 by type of charge (reversal) and operating segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$4	$9	$—	$—	$94	$107
Office related	(2,891)	—	—	(279)	(199)	(3,369)
Total	$(2,887)	$9	$—	$(279)	$(105)	$(3,262)

Restructuring charges (reversals) for the nine months ended September 30, 2021 by type of charge (reversal) and operating segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$20	$(97)	$(124)	$(44)	$62	$(183)
Office related	3,859	—	—	399	(296)	3,962
Other	3	—	—	—	10	13
Total	$3,882	$(97)	$(124)	$355	$(224)	$3,792

Restructuring charges incurred through September 30, 2022 under the 2020 Plan, which are solely comprised of prior period charges, by type of charge and operating segment are as follows:

	Executive Search
	Americas	Europe	Asia Pacific	Heidrick Consulting	Global Operations Support	Total
Employee related	$16,226	$8,256	$4,110	$2,589	$1,416	$32,597
Office related	18,101	226	374	2,352	1,819	22,872
Other	34	24	6	71	560	695
Total	$34,361	$8,506	$4,490	$5,012	$3,795	$56,164

As part of the Company's reduction in real estate expenses under the 2020 Plan, a lease component related to one of the Company's offices was abandoned. In September 2021, the Company entered into a termination and surrender agreement for this lease component. Under the terms of the agreement, the Company made a one-time payment of $11.7 million to release the Company from all remaining obligations under the lease. At the time of payment, the Company had accrued approximately $17.4 million of lease liabilities related to future payments under the remaining lease term. Upon making the one-time payment, the lease liabilities were relieved, resulting in a gain on termination of approximately $5.7 million, which is recorded in Restructuring charges in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021.

Changes in the restructuring accrual for the nine months ended September 30, 2022 were as follows:

Employee Related
Accrual balance at December 31, 2021	8,394
Cash payments	(4,843)
Non-cash write-offs	(34)
Exchange rate fluctuations	(157)
Accrual balance at September 30, 2022	$3,360

Restructuring accruals are recorded within current Accrued salaries and benefits as of September 30, 2022.

13.    Income Taxes

The Company reported income before taxes of $29.5 million and an income tax provision of $8.7 million for the three months ended September 30, 2022. The Company reported income before taxes of $33.6 million and an income tax provision of $9.1 million for the three months ended September 30, 2021. The effective tax rates for the three months ended September 30, 2022 and 2021, were 29.5% and 27.0%, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 were each impacted by various permanent items and the jurisdictional mix of income.

The Company reported income before taxes of $92.3 million and an income tax provision of $28.9 million for the nine months ended September 30, 2022. The Company reported income before taxes of $88.1 million and an income tax provision of $28.0 million for the nine months ended September 30, 2021. The effective tax rates for the nine months ended September 30, 2022 and 2021, were 31.3% and 31.8%, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 were each impacted by various permanent items and the jurisdictional mix of income.

14.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the nine months ended September 30, 2022 are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2021	$—	$4,294	$(2,619)	$1,675
Other comprehensive income (loss) before reclassification, net of tax	8	(14,068)	—	(14,060)
Balance at September 30, 2022	$8	$(9,774)	$(2,619)	$(12,385)

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

Revenue and operating income by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Executive Search
Americas	$143,747	$148,844	$482,320	$412,740
Europe	41,141	42,676	139,017	125,228
Asia Pacific	27,919	30,126	87,928	87,429
Total Executive Search	212,807	221,646	709,265	625,397
On-Demand Talent	23,247	24,287	68,981	43,006
Heidrick Consulting	19,131	17,892	59,501	49,059
Revenue before reimbursements (net revenue)	255,185	263,825	837,747	717,462
Reimbursements	3,086	1,490	7,170	3,819
Total revenue	$258,271	$265,315	$844,917	$721,281

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income (loss)
Executive Search
Americas (1)	$39,741	$38,972	$123,842	$99,822
Europe (2)	5,652	4,795	15,661	13,314
Asia Pacific (3)	4,503	4,712	13,469	13,241
Total Executive Search	49,896	48,479	152,972	126,377
On-Demand Talent (4)	(276)	881	(1,207)	1,034
Heidrick Consulting (5)	(2,000)	(2,556)	(4,492)	(10,897)
Total segment operating income	47,620	46,804	147,273	116,514
Research and Development	(5,400)	—	(14,347)	—
Global Operations Support (6)	(13,898)	(13,462)	(40,506)	(34,858)
Total operating income	$28,322	$33,342	$92,420	$81,656

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
(4) Includes a fair value adjustment to reduce the On-Demand Talent earnout by $0.5 million for the three and nine months ended September 30, 2022.
(5) Includes restructuring reversal of $0.3 million and restructuring charges of $0.4 million for the three and nine months ended September 30, 2021, respectively.
(6) Includes restructuring reversals of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

16.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.2 million as of September 30, 2022. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Fourth Quarter 2022 Outlook

The Company expects 2022 fourth quarter consolidated net revenue of between $215 million and $235 million, while acknowledging that some continued fluidity in external factors such as foreign exchange and interest rate environments, foreign conflicts, and inflation may impact quarterly results. In addition, this outlook is based on the average currency rates in September 2022 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive Search confirmations, On-Demand Talent projects, and Heidrick Consulting assignments, consultant productivity, consultant retention, and the seasonality of the business, along with the current backlog.

Our 2022 fourth quarter guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2021 Annual Report on Form 10-K, as updated in our subsequent quarterly reports on Form 10-Q and in our other filings with the SEC. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.2	0.6	0.9	0.5
Total revenue	101.2	100.6	100.9	100.5

Operating expenses
Salaries and benefits	67.2	70.5	69.3	71.5
General and administrative expenses	12.6	11.1	11.6	11.7
Cost of services	7.0	7.1	6.3	4.9
Research and development	2.1	—	1.7	—
Restructuring charges	—	(1.2)	—	0.5
Reimbursed expenses	1.2	0.6	0.9	0.5
Total operating expenses	90.1	87.9	89.8	89.2

Operating income	11.1	12.6	11.0	11.4

Non-operating income (expense)
Interest, net	0.5	—	0.2	—
Other, net	—	0.1	(0.2)	0.9
Net non-operating income	0.5	0.1	—	0.9

Income before income taxes	11.6	12.7	11.0	12.3

Provision for income taxes	3.4	3.4	3.4	3.9

Net income	8.2%	9.3%	7.6%	8.4%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Executive Search
Americas	$143,747	$148,844	$482,320	$412,740
Europe	41,141	42,676	139,017	125,228
Asia Pacific	27,919	30,126	87,928	87,429
Total Executive Search	212,807	221,646	709,265	625,397
On-Demand Talent	23,247	24,287	68,981	43,006
Heidrick Consulting	19,131	17,892	59,501	49,059
Revenue before reimbursements (net revenue)	255,185	263,825	837,747	717,462
Reimbursements	3,086	1,490	7,170	3,819
Total revenue	$258,271	$265,315	$844,917	$721,281

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income (loss)
Executive Search
Americas (1)	$39,741	$38,972	$123,842	$99,822
Europe (2)	5,652	4,795	15,661	13,314
Asia Pacific (3)	4,503	4,712	13,469	13,241
Total Executive Search	49,896	48,479	152,972	126,377
On-Demand Talent (4)	(276)	881	(1,207)	1,034
Heidrick Consulting (5)	(2,000)	(2,556)	(4,492)	(10,897)
Total segment operating income	47,620	46,804	147,273	116,514
Research and Development	(5,400)	—	(14,347)	—
Global Operations Support (6)	(13,898)	(13,462)	(40,506)	(34,858)
Total operating income	$28,322	$33,342	$92,420	$81,656

(1) Includes restructuring reversal of $2.9 million and restructuring charges of $3.9 million for the three and nine months ended September 30, 2021.
(2) Includes restructuring charges of less than $0.1 million and a restructuring reversal of $0.1 million for the three and nine months ended September 30, 2021.
(3) Includes restructuring reversal of $0.1 million for the nine months ended September 30, 2021.
(4) Includes a fair value adjustment to reduce the On-Demand Talent earnout by $0.5 million for the three and nine months ended September 30, 2022.
(5) Includes restructuring reversal of $0.3 million and restructuring charges of $0.4 million for the three and nine months ended September 30, 2021.
(6) Includes restructuring reversals of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021.

Three Months Ended September 30, 2022 Compared to the Three Months September 30, 2021

Total revenue. Consolidated total revenue decreased $7.0 million, or 2.7%, to $258.3 million for the three months ended September 30, 2022, from $265.3 million for the three months ended September 30, 2021. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $8.6 million, or 3.3%, to $255.2 million for the three months ended September 30, 2022, from $263.8 million for the three months ended September 30, 2021. Foreign exchange rate fluctuations negatively impacted results by $10.6 million, or 4.0%. Executive Search net revenue was $212.8 million for the three months ended September 30, 2022, a decrease of $8.8 million, or 4.0%, compared to the three months ended September 30, 2021. The decrease in Executive Search net revenue was primarily due to a decrease in the volume of search confirmations. On-Demand Talent net revenue was $23.2 million for the three months ended September 30, 2022, a decrease of $1.0 million, or 4.3%, compared to the three months ended September 30, 2021. The decrease in On-Demand Talent revenue was primarily due a decrease in the volume of on-demand projects. Heidrick Consulting net revenue increased $1.2 million, or 6.9%, to $19.1 million for the three months ended September 30, 2022 compared to the third quarter of 2021. The increase in Heidrick Consulting revenue was primarily due to an increase in leadership assessment and development consulting engagements compared to the same period in the prior year.

The number of Executive Search and Heidrick Consulting consultants was 389 and 72, respectively, as of September 30, 2022, compared to 368 and 66, respectively, as of September 30, 2021. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.2 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively. The average revenue per executive search increased to approximately $155,000 from $134,000 in the same period in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense decreased $14.4 million, or 7.8%, to $171.5 million for the three months ended September 30, 2022, from $185.9 million for the three months ended September 30, 2021. Fixed compensation increased $3.4 million due to base salaries and payroll taxes, and retirement and benefits, partially offset by decreases in the deferred compensation plan, as well as talent acquisition and retention costs. Variable compensation decreased $17.9 million due to lower bonus accruals related to decreased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $7.5 million, or 4.0%.

For the three months ended September 30, 2022, we had an average of 2,036 employees compared to an average of 1,760 employees for the three months ended September 30, 2021.

As a percentage of net revenue, salaries and benefits expense was 67.2% for the three months ended September 30, 2022, compared to 70.5% for the three months ended September 30, 2021.

General and administrative expenses. Consolidated general and administrative expenses increased $3.0 million, or 10.4%, to $32.2 million for the three months ended September 30, 2022, from $29.2 million for the three months ended September 30, 2021. The increase in general and administrative expenses was due to business development travel, information technology, bad debt, and professional fees. Foreign exchange rate fluctuations positively impacted results by $1.1 million, or 3.7%.

As a percentage of net revenue, general and administrative expenses were 12.6% for the three months ended September 30, 2022, compared to 11.1% for the three months ended September 30, 2021.

Cost of services. Consolidated cost of services decreased $0.9 million, or 4.7%, to $17.8 million for the three months ended September 30, 2022, from $18.7 million for the three months ended September 30, 2021. The decrease is primarily due to a decrease in the volume of on-demand projects. As a percentage of net revenue, cost of services was 7.0% for the three months ended September 30, 2022, compared to 7.1% for the three months ended September 30, 2021. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 1.1%.

Research and development. The Company incurred $5.4 million in research and development costs associated with the development of new digital products during the three months ended September 30, 2022. Research and development consists of payroll, employee benefits, stock-based compensation other employee expenses and third-party professional fees associated with new product development. There were no research and development costs incurred during the three months ended September 30, 2021.

Restructuring charges. The Company recorded a $3.3 million restructuring reversal during the three months ended September 30, 2021. In 2020, the Company announced the 2020 Plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2021. There were no restructuring charges or reversals the three months ended September 30, 2022.

Operating income. Consolidated operating income was $28.3 million, including a fair value adjustment to reduce the On-Demand Talent earnout by $0.5 million, for the three months ended September 30, 2022, compared to $33.3 million, including restructuring reversals of $3.3 million, for the three months ended September 30, 2021. Foreign exchange rate fluctuations negatively impacted operating income by $1.8 million, or 5.9%.

Net non-operating income. Net non-operating income was $1.2 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021.

Interest, net, was $1.2 million of income for the three months ended September 30, 2022, compared to less than $0.1 million for the three months ended September 30, 2021, primarily due to higher interest rates on short-term investments and an increase in marketable securities.

Other, net, was less than $0.1 million of expense for the three months ended September 30, 2022, compared to $0.1 million of income for the three months ended September 30, 2021. The expense in the current year is primarily due to unrealized losses on the deferred compensation plan, partially offset by foreign exchange gains. The income in the prior year is due to a gain on equity instruments received in exchange for executive search services performed in prior periods, partially offset by unrealized losses on the deferred compensation plan. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $143.7 million for the three months ended September 30, 2022, a decrease of 3.4% from $148.8 million for the three months ended September 30, 2021. The decrease in net revenue was primarily due to a 20.2% decrease in the number of executive search engagements. The Industrial and Social Impact practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.1%. There were 203 Executive Search consultants at September 30, 2022, compared to 193 at September 30, 2021.

Salaries and benefits expense decreased $10.7 million, or 10.4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Fixed compensation increased $1.0 million due to base salaries and payroll taxes, and retirement and benefits, partially offset by decreases in the deferred compensation plan and stock compensation. Variable compensation decreased $11.7 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $2.0 million, or 20.8%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to business development travel, bad debt, office occupancy, information technology, and marketing.

Restructuring reversals for the three months ended September 30, 2021 were $2.9 million. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. There were no restructuring charges or reversals during the three months ended September 30, 2022.

The Americas reported operating income of $39.7 million for the three months ended September 30, 2022, an increase of $0.7 million compared to $39.0 million, including restructuring reversals of $2.9 million, for the three months ended September 30, 2021.

Europe

Europe reported net revenue of $41.1 million for the three months ended September 30, 2022, an decrease of 3.6% from $42.7 million for the three months ended September 30, 2021. The decrease in net revenue was primarily due to a 10.9% decrease in the number of executive search confirmations. The Consumer and Industrial practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $6.9 million, or 16.3%. There were 113 Executive Search consultants at September 30, 2022, compared to 100 at September 30, 2021.

Salaries and benefits expense decreased $3.0 million, or 9.5%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Fixed compensation decreased $0.5 million due to talent acquisition and retention costs, as well as retirement and benefits, partially offset by an increase in stock compensation. Variable compensation decreased $2.5 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense increased $0.6 million, or 10.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to business development travel, and professional fees, partially offset by a decrease in in office occupancy.

Restructuring charges for the three months ended September 30, 2021 were less than $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals during the three months ended September 30, 2022.

Europe reported operating income of $5.7 million for the three months ended September 30, 2022, an increase of $0.9 million compared to $4.8 million, including a restructuring charge of less than $0.1 million, for the three months ended September 30, 2021.

Asia Pacific

Asia Pacific reported net revenue of $27.9 million for the three months ended September 30, 2022, a decrease of 7.3% compared to $30.1 million for the three months ended September 30, 2021. The decrease in net revenue was primarily due to a 15.8% decrease in the number of executive search confirmations. The Consumer and Social Impact practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $2.0 million, or 6.8%. There were 73 Executive Search consultants at September 30, 2022, compared to 75 at September 30, 2021.

Salaries and benefits expense decreased $2.4 million, or 11.3%, for the three months ended September 30, 2022, compared to the three months September 30, 2021. Fixed compensation increased $0.3 million due to retirement and benefits, partially offset by a decrease in base salaries and payroll taxes, as well as talent acquisition and retention costs. Variable compensation decreased $2.7 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.4 million, or 9.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to professional fees, business development travel, and taxes and licenses, partially offset by a decrease in office occupancy.

Asia Pacific reported operating income of $4.5 million for the three months ended September 30, 2022, a decrease of $0.2 million compared to $4.7 million for the three months ended September 30, 2021.

On-Demand Talent

On-Demand Talent reported net revenue of $23.2 million for the three months ended September 30, 2022, a decrease of 1.3% compared to $24.3 million for the three months ended September 30, 2021. The decrease in revenue was primarily due to an anticipated seasonal slowdown, partially offset by increases in average project size and project extensions. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.2%.

Salaries and benefits expense increased $0.8 million, or 16.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Fixed compensation increased $0.8 million due to base salaries and payroll taxes, and retirement and benefits, partially offset by a decrease in talent acquisition and retention costs. Variable compensation was consistent with the prior year.

General and administrative expense increased $0.2 million, or 13.0%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to intangible amortization, information technology, and business development travel.

Cost of services decreased $0.9 million, or 5.5%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due an decrease in the volume of on-demand projects.

On-Demand Talent reported operating loss of $0.3 million for the three months ended September 30, 2022, including a fair value adjustment to reduce the On-Demand Talent earnout by $0.5 million, a decrease of $1.2 million compared to operating income of $0.9 million for the three months ended September 30, 2021.

Heidrick Consulting

Heidrick Consulting reported net revenue of $19.1 million for the three months ended September 30, 2022, an increase of 6.9% compared to $17.9 million for the three months ended September 30, 2021. The increase in net revenue was primarily due to an 3.3% increase in the number of consulting engagements. Foreign exchange rate fluctuations negatively impacted results by $1.3 million, or 7.5%. There were 72 Heidrick Consulting consultants at September 30, 2022 compared to 66 at September 30, 2021.

Salaries and benefits expense increased $0.7 million, or 4.5%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Fixed compensation increased $1.2 million due to base salaries and payroll taxes, stock compensation, and retirement and befits. Variable compensation decreased $0.5 million due to the mix of consultants earning bonuses.

General and administrative expenses decreased $0.3 million, or 9.2%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to professional fees, partially offset by increases in business development travel and the use of external third-party consultants.

Cost of services increased less than $0.1 million, or 2.0%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to an increase in the number of consulting engagements.

Restructuring reversals for the three months ended September 30, 2021 were $0.3 million. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. There were no restructuring charges or reversals during the three months ended September 30, 2022.

Heidrick Consulting reported an operating loss of $2.0 million for the three months ended September 30, 2022, an improvement of $0.6 million compared to an operating loss of $2.6 million, including restructuring reversals of $0.3 million, for the three months ended September 30, 2021.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2022, increased $0.3 million, or 2.4%, to $13.9 million from $13.6 million, including a restructuring reversal of $0.1 million, for the three months ended September 30, 2021.

Salaries and benefits expense increased $0.1 million, or 2.2%, for the three months ended September 30, 2022, due to base salaries and payroll taxes, and stock compensation, partially offset by a decrease in variable compensation.

General and administrative expenses increased $0.1 million, or 2.9%, for the three months ended September 30, 2022, due to business development travel, hiring fees, and professional fees.

Restructuring reversals for the three months ended September 30, 2021 were $0.1 million. The restructuring reversal is primarily due to the Company reaching an early termination agreement for one of its offices that resulted in lower future rent payments. There were no restructuring charges or reversals during the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Total revenue. Consolidated total revenue increased $123.6 million, or 17.1%, to $844.9 million for the nine months ended September 30, 2022, from $721.3 million for the nine months ended September 30, 2021. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $120.3 million, or 16.8%, to $837.7 million for the nine months ended September 30, 2022, from $717.5 million for the nine months ended September 30, 2021. Foreign exchange rate fluctuations negatively impacted results by $22.9 million, or 3.2%. Executive Search net revenue was $709.3 million for the nine months ended September 30, 2022, an increase of $83.9 million, or 13.4%, compared to the nine months ended September 30, 2021. The increase in Executive Search net revenue was primarily due to a 1.2% increase in the number of confirmed searches compared to the prior year, and an increase in the average revenue per executive search. On-Demand Talent net revenue increased $26.0 million, or 60.4%, to $69.0 million for the nine months ended September 30, 2022. The increase in On-Demand Talent revenue was primarily due to the timing of the acquisition in the prior year and an increase in average project size. Heidrick Consulting net revenue increased $10.4 million, or 21.3%, to $59.5 million for the nine months ended September 30, 2022, compared to the same period in the prior year. The increase in Heidrick Consulting net revenue was primarily due to a 19.4% increase in the number of consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 389 and 72, respectively, as of September 30, 2022, compared to 368 and 66, respectively, as of September 30, 2021. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.5 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. The average revenue per executive search increased to approximately $142,000 from $127,000 in the same period in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $67.3 million, or 13.1%, to $580.6 million for the nine months ended September 30, 2022 from $513.3 million for the nine months ended September 30, 2021. Fixed compensation increased $0.3 million due to base salaries and payroll taxes, and retirement and benefits, partially offset by a decrease in the deferred compensation plan, stock compensation, and talent acquisition and retention costs. Variable compensation increased $66.9 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $16.7 million, or 3.3%.

For the nine months ended September 30, 2022, we had an average of 1,969 employees compared to an average of 1,676 employees for the nine months ended September 30, 2021.

As a percentage of net revenue, salaries and benefits expense was 69.3% for the nine months ended September 30, 2022, compared to 71.5% for the nine months ended September 30, 2021.

General and administrative expenses. Consolidated general and administrative expenses increased $13.3 million, or 15.9% to $97.2 million for the nine months ended September 30, 2022 from $83.9 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was due to business development travel, including the global consultants' conference, information technology, intangible amortization, and hiring fees, partially offset by decreases in taxes and licenses, the use of external third-party consultants, and office occupancy. Foreign exchange rate fluctuations positively impacted results by $2.7 million, or 3.2%.

As a percentage of net revenue, general and administrative expenses were 11.6% for the nine months ended September 30, 2022, compared to 11.7% for the nine months ended September 30, 2021.

Cost of services. Consolidated cost of services increased $18.4 million to $53.2 million for the nine months ended September 30, 2022, from $34.8 million for the nine months ended September 30, 2021. The increase is due the timing of the On-Demand Talent acquisition in the prior year and an increase in the number of consulting engagements. Foreign exchange rate fluctuations positively impacted results by $0.5 million, or 1.3%.

Research and development. The Company incurred $14.3 million in research and development costs associated with the development of new digital products during the nine months ended September 30, 2022. Research and development consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development. There were no research and development costs incurred during the nine months ended September 30, 2021.

Restructuring charges. The Company incurred approximately $3.8 million in restructuring charges during the nine months ended September 30, 2021. In 2020, the Company announced the 2020 Plan including a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the future elimination of certain deferred compensation programs. The charges incurred during the nine months ended September 30, 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2021. There were no restructuring charges or reversals during the nine months ended September 30, 2022.

Operating income. Consolidated operating income was $92.4 million, including a fair value adjustment to reduce the On-Demand Talent earnout by $0.5 million, for the nine months ended September 30, 2022, compared to $81.7 million, including restructuring charges of $3.8 million, for the nine months ended September 30, 2021. Foreign exchange rate fluctuations negatively impacted operating income by $3.0 million, or 3.5%.

Net non-operating income (expense). Net non-operating expense was $0.1 million for the nine months ended September 30, 2022, compared to net non-operating income of $6.5 million for the nine months ended September 30, 2021.

Interest, net, was $1.7 million of income for the nine months ended September 30, 2022, compared to $0.2 million for the nine months ended September 30, 2021. The increase was primarily due to higher interest rates on short-term investments and an increase in marketable securities.

Other, net, was $1.7 million of expense for the nine months ended September 30, 2022, compared to $6.3 million of income for the nine months ended September 30, 2021. The expense in the current year is primarily due to a $9.0 million unrealized loss on the Company's deferred compensation plan, partially offset by foreign exchange gains. The income in the prior year is due to a $4.2 million gain on equity received in exchange for executive search services performed in prior periods and a $1.9 million gain on the Company's deferred compensation plan. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 13, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $482.3 million for the nine months ended September 30, 2022, an increase of 16.9% from $412.7 million for the nine months ended September 30, 2021. The increase in net revenue was due an increase in the average revenue per executive search. All practice groups, with the exception of Healthcare & Life Sciences, exhibited growth over the prior year. Foreign exchange rate fluctuations positively impacted results by less than $0.1 million, or 0.1%. There were 203 Executive Search consultants at September 30, 2022, compared to 193 at September 30, 2021.

Salaries and benefits expense increased $44.1 million, or 15.7%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Fixed compensation decreased $5.4 million due to the deferred compensation plan and stock compensation, partially offset by an increase in base salaries and payroll taxes, and retirement and benefits. Variable compensation increased $49.4 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $5.4 million, or 18.9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to business development travel, including the global consultants' conference, bad debt, marketing, and communication services, partially offset by a decrease in the use of external third-party consultants.

Restructuring charges for the nine months ended September 30, 2021 were $3.9 million. The charges are primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges or reversals during the nine months ended September 30, 2022.

The Americas reported operating income of $123.8 million for the nine months ended September 30, 2022, an increase of $24.0 million compared to $99.8 million, including restructuring charges of $3.9 million, for the nine months ended September 30, 2021.

Europe

Europe reported net revenue of $139.0 million for the nine months ended September 30, 2022, an increase of 11.0% from $125.2 million for the nine months ended September 30, 2021. The increase in net revenue was due to a 11.9% increase in the number of executive search confirmations. All practice groups, with the exception of Healthcare & Life Sciences, exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $15.5 million, or 12.4%. There were 113 Executive Search consultants at September 30, 2022, compared to 100 at September 30, 2021.

Salaries and benefits expense increased $8.1 million, or 8.6%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Fixed compensation decreased $1.3 million for the nine months ended September 30, 2022, due to stock compensation, base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by an increase in retirement and benefits. Variable compensation increased $9.5 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expense increased $3.2 million, or 18.9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to business development travel, including the global consultants' conference, professional fees, and hiring fees, partially offset by a decrease in bad debt.

Restructuring reversals for the nine months ended September 30, 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals during the nine months ended September 30, 2022.

Europe reported operating income of $15.7 million for the nine months ended September 30, 2022, an increase of $2.3 million compared to $13.3 million, including a restructuring reversal of $0.1 million, for the nine months ended September 30, 2021.

Asia Pacific

Asia Pacific reported net revenue of $87.9 million for the nine months ended September 30, 2022, an increase of 0.6% compared to $87.4 million for the nine months ended September 30, 2021. The increase in net revenue was primarily due to an increase in the average revenue per executive search. The Global Technology Services, Consumer Markets, and Social Impact practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $4.6 million, or 5.3%. There were 73 Executive Search consultants at September 30, 2022 compared to 75 at September 30, 2021.

Salaries and benefits expense decreased $0.3 million, or 0.5%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Fixed compensation decreased $2.5 million due to base salaries and payroll taxes, stock compensation, and talent acquisition and retention costs, partially offset by an increase in retirement and benefits. Variable compensation increased $2.2 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $0.4 million, or 3.6%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to business development travel, including the global consultants' conference, and professional fees, partially offset by a decrease in office occupancy.

Restructuring reversals for the nine months ended September 30, 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals during the nine months ended September 30, 2022.

Asia Pacific reported operating income of $13.5 million for the nine months ended September 30, 2022, an increase of less than $0.2 million compared to $13.2 million, including a restructuring reversal of $0.1 million, for the nine months ended September 30, 2021.

On-Demand Talent

On-Demand Talent reported net revenue of $69.0 million for the nine months ended September 30, 2022, an increase of 60.4% compared to $43.0 million for the nine months ended September 30, 2021. The increase in On-Demand net revenue was primarily due to the timing of the acquisition in the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.3%.

Salaries and benefits expense increased $7.1 million, or 76.9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Fixed compensation increased $6.1 million due to base salaries and payroll taxes, and retirement and benefits. Variable compensation increased $1.0 million due to higher bonus accruals related to increased productivity.

General and administrative expenses increased $3.3 million, or 113.2%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to intangible amortization, earnout accretion, information technology, and professional fees.

Cost of services increased $17.8 million, or 59.7%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due the timing of the acquisition in the prior year.

On-Demand Talent reported operating loss of $1.2 million, including a fair value adjustment to reduce the earnout by $0.5 million, for the nine months ended September 30, 2022, a decrease of $2.2 million compared to operating income of $1.0 million for the nine months ended September 30, 2021.

Heidrick Consulting

Heidrick Consulting reported net revenue of $59.5 million for the nine months ended September 30, 2022, an increase of 21.3% compared to $49.1 million for the nine months ended September 30, 2021. The increase in Heidrick Consulting revenue was primarily due to a 19.4% increase in the number of consulting engagements compared to the prior year. Foreign exchange rate fluctuations negatively impacted results by $2.7 million, or 5.6%. There were 72 Heidrick Consulting consultants at September 30, 2022 compared to 66 at September 30, 2021.

Salaries and benefits expense increased $4.3 million, or 9.8%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Fixed compensation decreased $0.6 million due to talent acquisition and retention costs, the deferred compensation plan, and retirement and benefits, partially offset by increases in base salaries and payroll taxes, and stock compensation. Variable compensation increased $4.9 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.5 million, or 4.4%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to professional fees, partially offset by increases in business development travel, including the global consultants' conference, and market data analysis tools.

Cost of services increased $0.6 million, or 11.2%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to an increase in the number of consulting engagements.

Restructuring charges for the nine months ended September 30, 2021 were $0.4 million. The charges were primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges or reversals during the nine months ended September 30, 2022.

Heidrick Consulting reported an operating loss of $4.5 million for the nine months ended September 30, 2022, an improvement of $6.4 million compared to an operating loss of $10.9 million, including restructuring charges of $0.4 million, for the nine months ended September 30, 2021.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2022, increased $5.4 million, or 15.5%, to $40.5 million from $35.1 million, including a restructuring reversal of $0.2 million, for the nine months ended September 30, 2021.

Salaries and benefits expense increased $4.0 million, or 17.6%, for the nine months ended September 30, 2022, due to base salaries and payroll taxes, and stock compensation, partially offset by a decrease in retirement and benefits.

General and administrative expenses increased $1.4 million, or 11.5%, for the nine months ended September 30, 2022, due to professional fees, business development travel, hiring fees, and information technology, partially offset by a decrease in taxes and licenses.

Restructuring reversals for the nine months ended September 30, 2021 were $0.2 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals during the nine months ended September 30, 2022.

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

Lines of credit. On July 13, 2021, the Company entered into a First Amendment to the 2018 Credit Agreement (the "Credit Agreement"). The Credit Agreement provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the original agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The Credit Agreement matures on July 13, 2026, extended from October 26, 2023 as set forth in the original agreement.

Borrowings under the Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at September 30, 2022, December 31, 2021, and September 30, 2021 were $456.0 million, $545.2 million and $348.3 million, respectively. The $456.0 million of cash, cash equivalents and marketable securities at September 30, 2022 includes $151.2 million held by our foreign subsidiaries. A portion of the $151.2 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows (used in) provided by operating activities. Cash used in operating activities was $41.0 million for the nine months ended September 30, 2022, primarily reflecting increases in accounts receivable of $64.8 million, and a decreases in accrued expenses of $32.4 million, partially offset by net income of $63.4 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2021 and prior year cash bonus deferrals of $383.1 million, partially offset by 2022 bonus accruals.

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

Cash flows used in investing activities. Cash used in investing activities was $193.1 million for the nine months ended September 30, 2022, due to purchases of marketable securities and investments of $186.1 million, and capital expenditures of $8.2 million related to office build-outs, partially offset by the proceeds from sales of marketable securities and investments of $1.2 million.

Cash used in investing activities was $17.2 million for the nine months ended September 30, 2021, due to the On-Demand Talent acquisition of $32.0 million, capital expenditures of $3.9 million, and the purchase of marketable securities of $2.0 million, partially offset by the maturity of marketable securities of $20.7 million.

Cash flows used in financing activities. Cash used in financing activities was $12.6 million for the nine months ended September 30, 2022, due to dividend payments of $9.3 million and employee tax withholding payments on equity transactions of $3.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $3.2 million for the nine months ended September 30, 2022. For financial information by segment, see Note 15, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 24, 2022

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (Duly authorized on behalf of the registrant and in his capacity as Chief Accounting Officer)