Form 10-K
period 2022-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2023-02-27
CIK 1066605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Registrant’s telephone number, including area code: (312) 496-1200

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated Filer	☒	Smaller reporting company	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15. U.S. C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 30, 2022 was approximately $523,971,000 based upon the closing market price of $32.36 on that date of a share of Common Stock as reported on the Nasdaq Stock Market. As of February 23, 2023, there were 19,861,207 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 25, 2023, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Note About Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," “outlook,” "projects," "forecasts," and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, the following, as well as those discussed under the Section heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data; the impacts, direct and indirect, of the COVID-19 pandemic (including the emergence of variant strains) or other highly infectious or contagious disease on our business, our consultants and employees, and the overall economy; the aggressive competition we face; the fact that our net revenue may be affected by adverse economic conditions including inflation, the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine and the risks of an expansion or escalation of that conflict; unfavorable tax law changes and tax authority rulings; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; and the fact that we have anti-takeover provisions that could make an acquisition of us difficult and expensive. We caution the reader that the list of factors may not be exhaustive. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide to help them improve the effectiveness of their leadership teams. When we use the terms “Heidrick & Struggles,” “the Company,” “we,” “us” and “our,” in this Form 10-K, we mean Heidrick & Struggles International, Inc. a Delaware corporation, and its consolidated subsidiaries. We provide our services to a broad range of clients through the expertise of approximately 460 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been a leadership advisor for more than 65 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

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

We employ a global approach to executive search built on better insights, more data and faster decision making facilitated by the use of our Heidrick Leadership Framework and Heidrick Connect. Our Heidrick Leadership Framework allows clients to holistically evaluate a candidate's pivotal experience and expertise, leadership capabilities, agility and potential, and culture fit and impact, thereby allowing our clients to find the right person for the role. We supplement our Heidrick Leadership Framework through a series of additional online tools including our Leadership Accelerator, Leadership Signature and Culture Signature assessments. Heidrick Connect, a completely digital, always available client experience portal, allows our clients to access talent insights for each engagement, including the Heidrick Leadership Framework and other internally developed assessment tools. In response to working remotely, our Executive Search teams employed Heidrick Connect to operate effectively and efficiently while engaging virtually with our clients. Additionally, we have introduced upgrades to Heidrick Connect, resulting in greater flexibility, increased productivity and the ability to deliver more insights to our clients.

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

On-Demand Talent. Our on-demand services provide clients seamless, on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. Our unique model delivers the right independent talent on demand by blending proprietary data and technology with a dedicated Talent Solutions team. This segment represented less than 10% of our net revenue in 2022.

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

Heidrick Consulting offers our clients impactful approaches to human capital development through a myriad of solutions, ranging from leadership assessment and development, team and organization acceleration, digital acceleration and innovation, diversity and inclusion advisory services, and culture shaping. Applying our deep understanding of the behaviors and attributes of leaders across many of the world’s premier companies, we guide our clients as they build a thriving culture of future-ready leadership. These premium services and offerings, which complement our Executive Search expertise, significantly contribute to our ability to deliver a full-service human capital consulting solution to our clients.

We continue to focus on increasing the scale and impact of our Heidrick Consulting business and expect to improve the operating margins of this important business as we do so. Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually in response to the hybrid work arrangements utilized by our clients around the world. This segment represented less than 10% of our net revenue in 2022.

Organization

Our organizational structure, which is arranged by geography, service offering and industry and functional practices, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for leadership talent.

Geographic Structure. We provide senior-level executive search and consulting services to our clients worldwide through a network of 55 offices in 30 countries including our affiliates in 2022. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations and potential adverse tax consequences. For a more complete description of the risks associated with our business see the Section in this Form 10-K entitled “Risk Factors”.

In addition to our wholly owned subsidiaries during 2022, our worldwide network included an affiliate relationship in South Africa. In 2023, we have hired the employees and ended our affiliate relationship in South Africa while also adding a new affiliate in Ukraine. We have no financial investment in this affiliate but receive licensing fees from them for the use of our name and our databases. Licensing fees were less than 1% of our net revenue in 2022.

Information by Geography. We operate our Executive Search services in three geographic regions, each of which is reported as a separate reporting segment: the Americas (which includes the countries in North and South America); Europe (which includes the continents of Europe and Africa); and Asia Pacific (which includes the region generally known as the Middle East). Our On-Demand Talent and Heidrick Consulting reporting segments operate globally.

Americas Executive Search. As of December 31, 2022, we had 203 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago, and Boston.

Europe Executive Search. As of December 31, 2022, we had 113 consultants in our Europe segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, Germany, and France.

Asia Pacific Executive Search. As of December 31, 2022, we had 74 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are Australia, China (including Hong Kong), and the United Arab Emirates.

On-Demand Talent. The largest countries in this segment, as defined by net revenue, are the United States and the United Kingdom.

Heidrick Consulting. As of December 31, 2022, we had 70 consultants in our Heidrick Consulting segment. The largest countries in this segment, as defined by net revenue, are the United States, the United Kingdom, and France.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2022	2021	2020
Executive Search
Americas	57%	58%	58%
Europe	16%	17%	20%
Asia Pacific	11%	11%	13%
On-Demand Talent	9%	7%	—%
Heidrick Consulting	7%	7%	9%

For financial information relating to each segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and consulting businesses operate in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2022, 2021 and 2020, are as follows:

	Percentage of Billings
Global Industry Practices	2022	2021	2020
Financial Services	27%	27%	25%
Global Technology & Services	23	23	21
Industrial	20	20	20
Consumer Markets	16	15	17
Healthcare & Life Sciences	11	13	14
Social Impact	3	2	3
	100%	100%	100%

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

Our Global Functional Practices include Chief Executive Officer & Board of Directors; Human Resources Officers; Financial Officers; Information and Technology Officers; Legal, Risk, Compliance & Government Affairs; Marketing, Sales and Strategy Officers; and Supply Chain and Operations.

Our team of Executive Search consultants may service clients from any of our offices around the world. For example, an executive search for a chief financial officer of an industrial company located in the United Kingdom may involve an executive search consultant in the United Kingdom with an existing relationship with the client, another executive search consultant in the United States with expertise in our Industrial practice and a third executive search consultant with expertise in recruiting chief financial officers. This same industrial client may also engage us to perform skill-based assessments for each of its senior managers, which could require the expertise of one of our leadership advisory consultants trained in this service.

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

Either by agreement with the client or to maintain strong client relationships, we may refrain from recruiting certain employees of a client for a specified period of time taking into account the scope, size and length of the engagement, as well as the client relationship. Such restrictions allow us to strengthen and deepen our advisory engagement with clients, and we believe they remain manageable given their tailoring, such that we continue to be able to conduct searches effectively notwithstanding certain off-limits arrangements.

No single client accounted for more than 1% of our net revenue in 2022, 2021 and 2020. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 6% in 2022, 2021 and 2020.

Information Management Systems

We rely on technology to support our consultants and staff in the search process. We employ a global approach to executive search built on better insights, more data and faster decision making facilitated by the use of our proprietary Heidrick Leadership Framework and Heidrick Connect. Our Heidrick Leadership Framework allows clients to holistically evaluate a candidate's pivotal experience and expertise, leadership capabilities, agility and potential, and culture fit and impact, thereby allowing our clients to find the right person for the role. We supplement our Heidrick Leadership Framework through a series of additional online tools including our Leadership Accelerator, Leadership Signature and Culture Signature assessments. Heidrick Connect, a completely digital, always available, client experience portal allows our clients to access talent insights for each engagement, including the Heidrick Leadership Framework and other proprietary assessment tools. In response to working remotely, our Executive Search teams employed Heidrick Connect to operate effectively and efficiently while engaging virtually with our clients. Additionally, we have introduced upgrades to Heidrick Connect, resulting in greater flexibility, increased productivity and the ability to deliver more insights to our clients.

Our consulting business’ proprietary Web-based system, Culture Connect, is integral to the culture-shaping process. This technology platform enables our consultants to administer, analyze and interpret online Corporate Culture Profiles™ surveys to develop clarity around team and organizational need and desired outcomes. In addition, we gather data using our online Culture Impact Survey™ to determine which culture-shaping concepts are being utilized by individuals and the team as a whole. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and

Organization and Culture Acceleration that can be delivered virtually in response to the hybrid work arrangements utilized by our clients around the world.

Competition

The executive search industry is highly competitive. While we face competition to some degree from all firms in the industry, we believe our most direct competition comes from four established global retained executive search firms that conduct searches primarily for the most senior-level positions within an organization. In particular, our competitors include Egon Zehnder International, Korn Ferry, Russell Reynolds Associates, and Spencer Stuart. To a lesser extent, we also face competition from smaller boutique firms that specialize in certain regional markets or industry segments, internet-based firms and social media. Additionally, our clients or prospective clients may decide to perform executive searches using in-house personnel. Each of the competitors is also a competitor in the marketplace for effective search consultants.

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

Competition in the leadership consulting and on-demand talent markets in which we operate is highly fragmented, with no universally recognized market leaders.

Seasonality

There is no discernible seasonality in our business. Revenue and operating income have historically varied by quarter and are hard to predict from quarter to quarter. In addition, the volatility in the global economy and business cycles can impact our quarterly revenue and operating income.

Human Capital Resources

As a premier provider of global leadership advisory services including executive search, consulting and on-demand talent services, people are at the center of all we do. Building a more diverse and inclusive firm is a strategic priority, and our culture is a key differentiator we have to attract, develop and retain the highest-performing talent.

Employee Summary. As of December 31, 2022, we employed 2,141 individuals, represented by 1,277 in the Americas, 563 in Europe, and 301 in Asia Pacific. Our headcount includes 460 consultants (390 related to Executive Search and 70 related to Heidrick Consulting), 615 associates and 1,066 other search, consulting, on-demand talent, support, and Global Operations Support employees.

Within Executive Search and Heidrick Consulting, our professionals are generally categorized either as consultants or associates. Associates assist consultants by providing research support, coordinating candidate contact and performing other engagement-related functions. We promote our associates to consultants during the annual consultant promotion process, initially to Principals and ultimately Partners, and we recruit our consultants from other executive search or human capital firms, or in the case of executive search, consultants new to search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and whom we train in our techniques and methodologies. Our Heidrick Consulting consultants are recruited for their executive business experience as well as their skills in consulting and leadership advisory and often are former clients who are familiar with our consulting methodology. We are not a party to any U.S. or non-U.S.-based collective bargaining agreement, and we consider relations with our employees to be good.

Diversity Equity and Inclusion (“DEI”). We believe our success is grounded in how we operate each and every day as individual professionals and, collectively, as a firm. Our commitment to DEI is a key strategic imperative that is deeply rooted in our organizational Values: Respect and value each individual; Grow with our clients; Win as one firm; Always act with integrity; and Own the results. These Values guide us in how we approach our business, how we treat our colleagues and clients, and how we help build trust and a common understanding of what we stand for and believe in as a firm.

As part of this, we are committed to fostering an inclusive workforce, where all professionals from diverse backgrounds are represented, engaged and empowered to make meaningful contributions. Our long-term DEI commitments span multiple years and we hold ourselves accountable by measuring our own diversity and inclusion achievements year over year, closely monitoring and tracking our progress. Our commitment to hold ourselves accountable by measuring our own diversity and inclusion is demonstrated by our achievements as of December 31, 2022:

•Women represent 63% of our overall workforce, 64% of our new hires(1) for the year and 64% of our promotions globally for the year.

•People of color(2) represent 26% of our overall U.S. workforce, 33% of our new hires(1) for the year and 18% of our promotions for the year.

•43% of our Board of Directors members are women and 29% of its members are people of color, including three women, one Black man and one Asian man, our Chief Executive Officer.

•Our Management Committee, a global body, is 33% gender diverse, including ten women. This Committee is 20% racially/ethnically diverse, including two Black women, two Hispanic men and one Asian man.

•47% of the Chief Executive Officer's direct reports are women, including our Chief Human Resources Officer, Chief Legal Officer & Corporate Secretary and Global Managing Partner, Head of Search, Go-To-Market, co-head of our CEO & Board practice, and co-CEOs of our On-Demand Talent Business.

•Our Regional Leader, Americas is a Black woman; our Chief Diversity Officer is a Black woman; and our Regional Leader, Europe is a woman.

•The leaders of our Americas CEO & Board practice and global DEI practice are Black men; our Managing Partner, Culture Shaping is a Hispanic woman.

•The Managing Partner of our Global Technology & Services practice is a Hispanic man.

•Women lead our Corporate Officers, Chief Human Resources Officers and Financial Officers practices and two of our largest offices.

(1) Excludes temporary employees deployed to clients in our on-demand talent business
(2) United States employees only

Additional data measurements include the following statistics and inform our DEI strategic priorities towards our firm’s commitment to a diverse and inclusive workforce.

The following table summarizes diversity statistics of our employee population that are vice presidents(1) and above as of December 31, 2022:

Gender		Age Group		Race/Ethnicity(2)
Male	59%	Under 30	—%	Asian	6%
Female	41%	30-50	60%	Black or African-American	3%
		Over 50	40%	Hispanic or Latino	2%
				Two or More Races	2%
				White	87%
(1) Includes consultants
(2) United States employees only

The following table summarizes diversity statistics of our employee population that are below the vice president level as of December 31, 2022:

Gender		Age Group		Race/Ethnicity(1)
Male	30%	Under 30	32%	Asian	10%
Female	70%	30-50	49%	Black or African-American	8%
		Over 50	19%	Hispanic or Latino	8%
				Two or More Races	4%
				White	70%
(1) United States employees only

Diversity, equity and inclusion are imperative for our internal culture and integral to driving our firm’s innovation and future growth. We have committed substantial time and resources to advance diversity in our workforce and create a culture of inclusion, where everyone feels valued and supported and encouraged to meaningfully contribute to our success through authentic participation. By cultivating a culture that brings the maximum range of ideas and experiences to our work with clients around the world, we believe we create better solutions for our clients’ business challenges and win as one firm.

In 2022, our DEI efforts were comprised of many initiatives, including:

•Appointed Cecilia Nelson-Hurt as Chief Diversity Officer to lead the firm’s employee-focused DEI strategy and deliver long-term, sustainable programs that build on our Values and commitment to creating the most diverse and inclusive global leadership advisory firm in the industry.

•Continued to support our Accelerating Women’s Excellence ("AWE") program as part of our ongoing commitment to promote gender parity in leadership roles and foster a strong culture of sponsorship by both men and women. In 2022, 52% of Partner promotions were women, and 63% of Principal promotions were women.

•Continued firm-wide DEI learning content through our Inclusive Culture Learning Journeys – a monthly collection of content for our employees to broaden their knowledge around the topics of diversity, inclusion and integrity. Each month, we introduced a new theme and shared relevant articles and learning resources focused on strengthening our inclusive culture and aligning with our Values.

•Our Employee Resource Groups ("ERGs") exemplify our people-first approach and represent a safe space for employees to promote and celebrate affinity and community while providing the firm a window into what the groups represented need. Each month the various ERGs at the Company offer educational programming and networking opportunities to engage and develop employees.

Employee Engagement. In June 2022, we launched a new Voice of Employee pulse survey platform that offers employees the opportunity to regularly and confidentially share feedback on their experience at Heidrick & Struggles and provides our leaders with additional data on how they can best lead their teams. We use the tool to evaluate three areas of the employee experience: Engagement, Diversity & Inclusion, and Health & Wellbeing. Data from the surveys is shared anonymously with key leaders across geographies, practices and businesses. Additionally, the platform allows us to track our progress and better understand how we are doing in our efforts, while using others in the industry as benchmarks.

Learning & Development. We are committed to the professional development of our employees and promoting a continuous learning culture within our firm. Our learning and development programs have been created with the goal of building leadership, business development, account management, client service, and change leadership skills among our employees. In addition to building personal and professional capabilities, these programs set a standard for the behaviors we believe will help us realize our business goals and strategies.

In 2022, our Learning & Development team delivered over 17,900 hours of aggregate live training to our colleagues globally. Our programming was deployed in both virtual and in-person formats. Our learning catalog outlines dozens of live and virtual programs as well as thousands of eLearning courses designed to help build and enhance employee leadership, business acumen and business development skills. These programs are continually updated to reflect best practices and feedback received from employees.

As we strive to build an unrivaled culture for high-performing talent at Heidrick & Struggles, our firm’s leaders continue to play a central role in this work, and we are further investing in our firm’s own leadership capabilities. This includes the launch of a new transformational leadership development program, which is designed to help our leaders maximize their impact in the rapidly evolving workplace and build upon existing leadership skills and experiences, focusing on resilience, vulnerability, trust, and living our firm’s values. In 2022, we launched six cohorts and 119 senior level employees went through the program. The program is a multi-year investment in our leadership that we plan to cascade across multiple cohort groups throughout the organization.

Participation in our Communities. We are proud members and eager participants in supporting the communities where we live and work. We know first-hand from our client work the positive eﬀects that strong leaders can bring to both organizations and communities and encourage employees to contribute to our communities as well.

The Company formed a Global Philanthropic Committee in 2019 to establish a coordinated, global approach to supporting the philanthropic causes and endeavors that impact our employees, clients and communities. In 2022, employees participated in our 4th Global Day of Service where colleagues in over 40 offices around the world donated over 2,400 hours. We also support our employees who bring attention to philanthropic causes and organizations that they engage with independently.

Compensation and Benefits. Our goal is not only to challenge our employees to reach their potential professionally, and reward them for great work, but also to understand and consider their need to be simultaneously healthy, balanced and focused. We believe in fair compensation, based upon demonstrated capabilities and achievement, experience and superior performance. We place great importance on incentivizing, recognizing and rewarding performance and behaviors aligned with our Values in the form of discretionary bonus awards. Through our benefits program, we demonstrate commitment to fostering an environment in which employees are able to maintain a healthy work-life balance. Our benefits are administered on a country-by-country basis, so that benefits are comparable to other employers within each jurisdiction and our industry. We use several measures to ensure that our benefits offerings are up-to-date, competitive in the marketplace, and in line with employee needs, including employee surveys, benchmarking exercises, and other benefits measurement tools. Benefits offered to our employees may include annual leave and other paid time off, medical, dental and vision benefits, prescription drug benefits, flexible spending accounts, employee assistance programs, 401(k) and deferred compensation retirement programs, short and long-term disability insurance, critical illness insurance and life insurance.

Employee Health and Safety. We continue to focus on helping to ensure the health and safety of our employees, clients and the communities where we live and work around the globe. In late 2022, we expanded our flexible working philosophy to provide additional guidance to managers and employees across the Americas, Europe and Asia Pacific on our evolving approach to a hybrid work environment. Our employees have the flexibility to work remotely part of the week, with variations depending upon location and role, and we encourage teams to structure their schedules for a purposeful return to office. We are committed to ensuring our people can safely follow country- and state-level health guidance, while also having the opportunity to grow professionally and personally through in-person collaboration and development.

For our complete ESG story, the Company’s 2021 ESG Report can be found here: https://investors.heidrick.com/static-files/518a94ad-8473-4268-8cd2-a6665ac4d731. The information contained in the Company’s 2021 ESG Report, or otherwise on or connected to the Company’s website, is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

Ethics. Employees are encouraged to speak to their colleagues and representatives in Legal and Human Resources whenever an ethical question or situation arises. We also have established the Heidrick & Struggles EthicsLine, a service that provides a mechanism for reporting alleged breaches of any legal or regulatory obligations, financial fraud, including with respect to accounting, internal controls and auditing, or any alleged violation of the Code of Ethics or corporate policies to the Company. The EthicsLine is a web-based and telephonic reporting hotline available to all Company employees, contractors, vendors, stockholders, clients, or other interested parties. The EthicsLine is administered by an independent third party that specializes in running whistleblower hotline programs for companies throughout the U.S. Calls are not recorded and callers may remain anonymous. The EthicsLine is operational 24 hours a day, seven days a week. To contact the EthicsLine, you may visit heidrick.ethicspoint.com or dial 800-735-0589 toll-free in the U.S. For outside the U.S. you may dial one of our local lines, 800 94 50 54 (France); 0800 1819941 (Germany); 0800 048 5486 (UK); or 704-731-7242 (Global).

Regulation

We are subject to the U.S. securities laws and general corporate and commercial laws and regulations of the locations which we serve. These include regulations regarding anti-bribery, privacy and data protection, intellectual property, data security, data retention, personal information, economic or other trade prohibitions or sanctions, and classification of workers as employees or independent contractors, which is especially relevant to our On-Demand Talent segment. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Most notably, certain aspects of our business are subject to the EU's and UK's General Data Protection Regulation ("GDPR"). We have a global privacy program to facilitate our ongoing efforts to comply with global privacy regulations, including GDPR and other rapidly emerging privacy and data protection laws in countries such as Brazil and China, or states in the U.S. such as California. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to change.

Available Information

We maintain an Internet website at http://www.heidrick.com. We make available free of charge through the investor relations section of our website annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 ("Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Officer, are our certificate of incorporation and by-laws, charters for our Audit and Finance Committee, Human Resources and Compensation Committee and Nominating and Board Governance Committee, our Director Independence Standards, our Corporate Governance Guidelines, our Policy on Resolution of Conflicts of Interest for Directors and Executive Officers, our Related Party Transactions Policy, our Clawback Policy, our Insider Trading Policy, and our Code of Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director or senior financial officer.

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

Our success depends upon our ability to attract, develop, integrate, manage and retain quality consultants with the skills and experience necessary to fulfill our clients’ needs and achieve our operational and financial goals. Our ability to hire and retain qualified consultants could be impaired by any diminution of our reputation, disparity in compensation relative to our competitors, modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire, develop and retain qualified consultants, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to integrate newly hired consultants successfully into our operations, to manage the performance of our consultants, and to train and incentivize them to introduce new services and solutions to clients. Failure to successfully integrate newly hired consultants or to manage the performance of our consultants could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. There is also a risk that unanticipated turnover in senior leadership could stall Company activity, interrupt strategic vision or lower productive output, any of which may adversely affect our business, financial condition and results of operations.

We may not be able to prevent our consultants from taking our clients with them to another firm.

Our success depends upon our ability to develop and maintain strong, long-term relationships with our clients. Although we work on building these relationships between our firm and our clients, in many cases one or two consultants have primary responsibility for a client relationship. When a consultant leaves one executive search firm and joins another, clients who have established relationships with the departing consultant may move, and in the past have moved, their business to the consultant’s new employer. We may also lose, and in the past have lost, clients if the departing consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. If we fail to retain important client relationships when a consultant departs our firm, our business, financial condition and results of operations may be adversely affected.

Our success depends on our ability to maintain our professional reputation and brand name.

We depend on our overall professional reputation and brand name recognition to secure new engagements and hire qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor, including poor performance or the loss of relevant thought leadership, hurts our reputation we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failure to maintain our professional reputation and brand name could adversely affect our business, financial condition and results of operations.

Because certain of our clients have arrangements that restrict us from recruiting their employees, we are constrained in our ability to fill or obtain new executive search assignments in certain cases.

Clients frequently require us to refrain from recruiting certain of their employees when conducting executive searches on behalf of other clients. These restrictions often have time and/or geographic limitations. The specific duration and scope of the off-limits arrangements depend on the length of the client relationship, the frequency with which the client engages us to perform searches, the number of assignments we have performed for the client and the potential for future business with the client.

Client restrictions on recruiting their employees create constraints on our ability to fulfill certain executive searches. Additionally, if a prospective client believes that we are overly restricted from recruiting the employees of our existing clients, these prospective clients may not engage us to perform their executive searches. As a result, our business, financial condition and results of operations may suffer.

We rely heavily on information management systems.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must ensure that our information management systems continue to function properly, while also improving and upgrading them. Our information management systems are subject to the risk of failure, obsolescence and inadequacy. Further, we may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively and can handle the increased demands of the planned expansion and diversification of our business. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such efforts may result in an acceleration of depreciation expense over the shortened expected remaining life of the software and present transitional problems. If it were determined or alleged that our information management systems infringe the intellectual property rights of third parties, we could face increased costs or our ability to use such systems, or to derive all of the intended benefits from them, could be delayed, impaired or blocked if we are unable to license such intellectual property or remedy the infringement. Problems or issues with our proprietary search system or other factors may result in interruptions or loss in our information processing capabilities which may adversely affect our business, financial condition and results of operations.

We are investing in new technology and intellectual property for the introduction of new products and services to our clients. Our inability to successfully implement these new technologies, products and services could negatively affect our business and profitability.

We continue to invest in new technology and intellectual property to enhance the products and services we offer to penetrate new markets and increase our client base. The development of new technology and intellectual property is subject to a number of risks including customer acceptance, intellectual property infringement, obsolescence and increased expenditures for research and development. The success of new product and service introductions depends on a number of factors, including timely and effective development and market acceptance, and can be negatively impacted by various factors such as quality issues, the risk of exposure or misuse of confidential client information or other deficiencies and the risk that our competitors beat us to market with similar or more highly regarded products and services. The development and introduction of new products and services may prove disruptive to our operations by placing additional demands on our employees and management team and on our information, financial, marketing, administrative and operational systems, processes and controls. There can be no assurance that we will successfully develop new technology and intellectual property and effectively manage future introductions and transitions of products and services. Furthermore, as we develop new technology intended to allow us to derive greater insights from our data or data entrusted to us by clients, there is a risk that such technology may not be designed or operate to produce the types or quality of results that will enable us to succeed as the market for our products and services continues to evolve, and a risk that our new products and services will not find market acceptance due to changes in clients' needs, technology, competitive pressures, or other external factors. If our new products and services are not successfully implemented or received by our clients, our business, financial condition and results of operations, as well as our professional reputation, could be adversely affected.

We are dependent on third parties for the execution of certain critical functions.

We do not maintain all of our technology infrastructure, and we have outsourced certain other critical applications and business processes to external providers, including cloud-based services. The failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs. We are also dependent on security measures that some of our third-party vendors are taking to protect their own systems and infrastructures. If our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks, we may experience operational difficulties and increased costs, which could materially and adversely affect our reputation and our business.

Legal, Regulatory and Compliance Risks

We face the risk of liability in the services we perform.

We are exposed to potential claims with respect to the executive search process. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or professional malpractice. In addition, candidates could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment search or personal data or for discrimination or other violations of the employment laws or malpractice. The growth and development of our other business lines bring with it the potential for similar claims as well as new types of claims from clients and client employees. In various countries, we are subject to data protection laws impacting the processing of candidate and client employee information. We maintain professional liability insurance in amounts and coverage that we believe are adequate; however, we cannot guarantee that our insurance will cover all claims or that coverage will always be available. Significant liabilities in excess of, or otherwise outside, our insurance coverage could have a negative impact on our business, financial condition and results of operations.

Data security, data privacy and data protection laws, such as GDPR, and other evolving regulations and cross-border data transfer restrictions, may limit the use of our services and adversely affect our business.

Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. As a result, we are or may become subject to a variety of laws and regulations in the U.S. and abroad, which may require us to make changes to our approach to services, solutions and/or products so as to enable the Company and/or our clients to meet new legal requirements. Although we have a global data privacy program that is designed to address the requirements applicable to our international business, ongoing efforts to comply with GDPR and other rapidly emerging privacy and data protection laws in countries such as Brazil and China, or states in the U.S. such as California, has increased the complexity of our compliance operations, and could in the future entail substantial expenses, and divert resources from other initiatives and projects. The enactment of more restrictive laws, rules or regulations could lead to more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition and results of operations.

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

We classify the on-demand talent available through On-Demand Talent primarily as independent contractors. In general, any time a court or administrative agency determines that we or our clients have misclassified an on-demand consultant as an independent contractor, we or our clients could incur tax and other liabilities for failing to properly withhold or pay taxes on the consultant’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. For on-demand talent who are classified as employees, some jurisdictions impose licensing and other requirements. If a court or administrative agency determines that we have failed to comply with these requirements, we could be subject to fines, revocation of licensure, or other penalties.

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

Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to our systems, networks, solutions, services and data.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Furthermore, the Company's hybrid work arrangements may make it more vulnerable to targeted activity from cybercriminals and may increase the risk of cyberattacks or other security breaches. We have a program in place designed to detect and respond to data security incidents. However, we remain potentially vulnerable to additional known or unknown threats. We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and client-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, lost data, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems or networks, or unauthorized access, use, disclosure, modification or destruction of information. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action which could result in a negative impact to our results of operations.

Industry and General Economic Risks

A worsening of the ongoing COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

The global COVID-19 pandemic and actions taken in response, such as stay-at-home orders, travel restrictions, vaccine mandates and testing requirements, have created significant volatility, uncertainty and economic disruption. Beginning in the 2020 second quarter, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which negatively impacted our results of operations. The sustained economic downturn resulted in the impairment of the goodwill in our Europe and Asia Pacific reporting units. In 2021 and 2022, our results of operations were not materially impacted by the pandemic, however, the extent to which any future worsening of the pandemic (such as future resurgences or the emergence of new variant strains of the COVID-19 virus) might impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including the impact of the pandemic and actions taken in response on our operations, the effect on our clients’ businesses and their demand for our services, supply chain disruptions, travel restrictions, and the general level of economic activity in the countries which we operate.

The impact of a worsening of the COVID-19 pandemic may also exacerbate other risks discussed herein, any of which could have a material effect on us. The ultimate effect that a worsening of the COVID-19 pandemic or other similar outbreaks of highly contagious or infectious diseases may have on our business, financial condition or results of operations is not presently known to us or may present unanticipated risks that cannot be determined at this time.

We face aggressive competition.

The global executive search industry is highly competitive and fragmented. We compete with other large global executive search firms, smaller specialty firms and, more recently with Internet-based firms and social media. Specialty firms may focus on regional or functional markets or on particular industries to a greater extent than we do. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas, or be willing to reduce their fees or agree to alternative pricing practices in order to attract clients and increase market share. Our competitors may be further along in the development and design of technological solutions to meet client requirements, and our new products and services could encounter significant competition from more mature participants in those areas.

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

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity many companies hire fewer permanent employees, choose to rely on their own human resources departments rather than third-party search firms to find talent or cut back on human resource initiatives, all of which negatively affect our financial condition and results of operations. We also may experience more competitive pricing pressure during periods of economic decline. If unfavorable changes in economic conditions occur, our business, financial condition and results of operations could suffer. Accelerated and pronounced economic pressures, such as the recent inflationary cost pressures, may negatively impact our expense base by increasing the costs we pay, including for services and employees, and may negatively impact revenues if our efforts to compensate for higher costs by raising our prices cause clients to reduce the volume of business they do with us or reduce our ability to attract new clients.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2022, approximately 34% of our net revenue was generated outside the United States. We do not enter into hedging transactions relating to our exposure to currency fluctuations. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our financial condition and results of operations. Currency fluctuations negatively impacted our net revenues and operating income by 3% and 4%, respectively, for the year ended December 31, 2022.

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

General Risk Factors

Our multinational operations may be adversely affected by social, political, regulatory, legal and economic risks.

We generate substantial revenue outside the United States. We offer our services through a network of offices in 29 countries around the world excluding our affiliates. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in our operations, which could have a significant impact on our business, financial condition and results of operations. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could adversely affect our business, financial condition and results of operations.

The ongoing war in Ukraine has had a number of adverse effects for businesses including a worsening of economic conditions in Europe and more broadly, heightened cybersecurity threats, volatility in foreign exchange rates, inflationary pressures and disruptions in energy, food and commodity markets. Following Russia’s invasion of Ukraine, we ceased our operations in Russia, which represented an immaterial amount of our total revenue. There is substantial uncertainty about the future impact of this war and the response of the international community on the European economy and the global economy generally, including the risk that the conflict could escalate or expand, and the risk of a continuation or escalation of the effects described above, and heightened geopolitical instability generally. Any of these events or trends could have a material adverse effect on our business and operating results, particularly our European and Asia Pacific operations. In addition, the continuation or extent to which the Russia-Ukraine war may intensify or expand could exacerbate or heighten many of the other risk factors described in this section.

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

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure, including potential cost increases due to inflationary pressures and higher labor costs due to recent historically low levels of unemployment, and headcount with net revenue could adversely affect our business, financial condition and results of operations.

We may experience impairment of our goodwill, other intangible assets and other long-lived assets.

In accordance with generally accepted accounting principles, we perform assessments of the carrying value of our goodwill at least annually, and we review our goodwill, other intangible assets and other long-lived assets for impairment whenever events occur or circumstances indicate that a carrying amount of these assets may not be recoverable. These events and circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, a prolonged decline in our stock price and market capitalization, competition, and other factors. In performing these assessments, we must make assumptions regarding the estimated fair value of our goodwill and other intangible assets. These assumptions include estimates of future market growth and trends, forecasted revenue and costs, capital investments, discount rates, and other variables. If the fair market value of one of our reporting units or other long-term assets is less than the carrying amount of the related assets, we would be required to record an impairment charge. Beginning in the second quarter of 2020, in connection with the emergence of the COVID-19 pandemic, we experienced a decline in demand for our executive search and consulting services, a lengthening of the executive search process due to a slow-down in client decision making and an inability to execute in-person consulting engagements, which had a material adverse impact on our results of operations. As a result, we identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2020 resulting in impairment charges of $24.5 million and $8.5 million, to write off all of the goodwill associated with the Europe and Asia Pacific reporting units, respectively. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss could have an adverse impact on our business, financial condition and results of operations.

Our ability to execute and integrate future acquisitions, if any, could negatively affect our business and profitability.

Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations, including our recent acquisitions of Business Talent Group and Atreus Group GmbH. The process of executing and integrating an acquired business subjects us to a number of risks, including:

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

If our acquisitions are not successfully executed and integrated, our business, strategic position, financial condition and results of operations, as well as our professional reputation, could be adversely affected.

We have anti-takeover provisions that could make an acquisition of us difficult and expensive.

Anti-takeover provisions in our Certificate of Incorporation, our By-laws and the laws of Delaware, our jurisdiction of incorporation, make it difficult and expensive for someone to acquire us in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and By-laws include:

•limitations on stockholder actions; and

•the ability to issue one or more series of preferred stock by action of our Board of Directors.

These provisions could discourage an acquisition attempt or other transaction in which stockholders could receive a premium over the then-current market price for the common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. We have leased office space in 54 cities in 29 countries around the world. All of our offices are leased. We do not own any real estate. We believe our existing facilities are in good operating condition and are suitable for our current needs. We do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate future growth.

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

Holders of Record

As of February 15, 2023, we had 46 holders of record of our common stock and 19,861,207 shares of common stock outstanding. A greater number of holders of our common stock are beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 8 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2017.

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
December 2022
$250
$200
$150
$100
$50
$—
2017
2018
2019
2020
2021
2022
Heidrick & Struggles International, Inc.
S&P SmallCap 600 Index
S&P Composite 1500 Human Resource & Employment Services

Assumes $100 invested on 12/31/17 in HSII or index, including reinvestment of dividends.
Index Data - Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Dividends

From September 2007 through December 2018, we paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2019, we began paying a quarterly cash dividend of $0.15 per share as approved by our Board of Directors. In 2022, the total cash dividend paid was $0.60 per share.

In February 2023, our Board of Directors approved a quarterly dividend of $0.15 per share on our common stock which will be paid on March 24, 2023 to shareholders of record as of March 10, 2023. Any future dividends will continue to be declared at the discretion of our Board of Directors.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2022 and 2021, we paid $0.6 million and $0.7 million, respectively, in dividend equivalent payments.

Issuer Purchases of Equity Securities

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2022 or 2021. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2022, we have purchased 1,038,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $28.3 million and $21.7 million remains available for future purchases under the Repurchase Authorization.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for years 2022 and 2021. For the discussion of changes from 2020 to 2021 and other financial information related to 2020, refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 28, 2022.

Executive Overview

Our Business

We are a human capital leadership advisory firm providing executive search, on-demand talent and consulting services. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

Our On-Demand Talent business is a market-leader in sourcing high-end, on-demand independent talent and provides clients seamless, on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives.

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

We provide our services to a broad range of clients through the expertise of approximately 460 consultants located in major cities around the world. Our executive search services are provided on a retained basis. Revenue before reimbursements of out-of-pocket expenses (“net revenue”) consists of retainers and indirect expenses billed to clients. Typically, we are paid a retainer for our executive search services equal to approximately one-third of the estimated first-year compensation for the position to be filled. In addition, if the actual compensation of a placed candidate exceeds the estimated compensation, we often are authorized to bill the client for one-third of the excess. Indirect expenses are calculated as a percentage of the retainer with certain dollar limits per search.

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

Revenue is driven by market conditions and a combination of the number of executive search engagements and consulting projects and the average revenue per search or project. With the exception of compensation expense and cost of services, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus creating the potential to improve operating margins.

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

Historically, a portion of the Company’s consultants’ and management cash bonuses were deferred and paid over a three-year vesting period. The portion of the bonus was approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred was recognized on a graded vesting attribution method over the requisite service period. This service period began on January 1 of the respective fiscal year and continued through the deferral date, which coincided with the Company’s bonus payments in the first half of the following year and for an additional three-year vesting period. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first half of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, will continue to be paid under the terms of the cash bonus deferral program. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

2022 Overview

Consolidated net revenue increased $70.5 million, or 7.0%, to $1.1 billion in 2022 from $1.0 billion in 2021. Foreign exchange rates negatively impacted results by $31.1 million, or 3.1%. Executive Search net revenue was $901.9 million in 2022, an increase of $33.2 million, or 3.8%, compared to 2021. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per executive search compared to the prior year. On-Demand Talent net revenue was $91.3 million in 2022, an increase of $24.7 million, or 37.1%, compared to 2021. The increase in On-Demand Talent revenue was primarily due an increase in the volume of on-demand projects and the timing of the acquisition of Business Talent Group, LLC ("BTG") in the prior year. Heidrick Consulting net revenue was $80.2 million in 2022, an increase of $12.6 million, or 18.6%, compared to 2021. The increase in Heidrick Consulting revenue was primarily due to a 20.9% increase in the number of consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 390 and 70, respectively, as of December 31, 2022, compared to 365 and 69, respectively, as of December 31, 2021. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.3 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. Executive search confirmations decreased 5.3% compared to 2021. The average revenue per executive search increased to $143,600 in 2022 compared to $131,000 in the prior year.

Operating income as a percentage of net revenue was 10.5% in 2022, compared to 9.8% in 2021. The change in operating income was primarily due to an increase in net revenue of $70.5 million, and a decrease in restructuring charges of $3.8 million, partially offset by the addition of research and development costs of $20.4 million, and increases in salaries and benefits expense, general and administrative expenses, and cost of services of $20.0 million, $1.9 million, and $17.9 million, respectively. Salaries and benefits expense as a percentage of net revenue was 68.7% in 2022, compared to 71.5% in 2021. General and administrative expense as a percentage of net revenue was 12.4% in 2022, compared to 13.0% in 2021. Cost of services expense as a percentage of net revenue was 6.6% in 2022, compared to 5.3% in 2021.

We ended the year with combined cash, cash equivalents, and marketable securities of $621.6 million, an increase of $76.4 million compared to $545.2 million at December 31, 2021. We pay the majority of bonuses in the first half of the year following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the

Company’s performance and the performance of the individual employee. We expect to pay approximately $414.4 million in bonuses related to 2022 performance in March and April 2023. In January 2023, we paid approximately $7.6 million in cash bonuses deferred in prior years.

2023 First Quarter Outlook

The Company expects 2023 first quarter consolidated net revenue of between $235 million and $255 million, while acknowledging that some continued fluidity in external factors such as foreign exchange and interest rate environments, foreign conflicts, inflation and macroeconomic constraints on pricing actions may impact quarterly results. In addition, this outlook is based on the average currency rates in December 2022 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive Search confirmations, On-Demand Talent projects, and Heidrick Consulting assignments, consultant productivity, consultant retention, and the current backlog.

Our 2023 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under "Risk Factors" and in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Revenue
Revenue before reimbursements (net revenue)	$1,073,464	$1,003,001	$621,615
Reimbursements	10,122	5,473	7,755
Total revenue	1,083,586	1,008,474	629,370

Operating expenses
Salaries and benefits	737,430	717,411	450,424
General and administrative expenses	132,678	130,749	116,982
Cost of services	70,676	52,785	4,396
Research and development	20,414	—	—
Impairment charges(1)	—	—	32,970
Restructuring charges(2)	—	3,792	52,372
Reimbursed expenses	10,122	5,473	7,755
Total operating expenses	971,320	910,210	664,899

Operating income (loss)	112,266	98,264	(35,529)

Non-operating income (expense)
Interest, net	5,337	302	204
Other, net	(2,367)	7,463	3,927
Net non-operating income	2,970	7,765	4,131

Income (loss) before taxes	115,236	106,029	(31,398)

Provision for income taxes	35,750	33,457	6,309

Net income (loss)	$79,486	$72,572	$(37,707)

Weighted-average common shares outstanding
Basic	19,758	19,515	19,301
Diluted	20,618	20,296	19,301

Earnings (loss) per common share
Basic	$4.02	$3.72	$(1.95)
Diluted	$3.86	$3.58	$(1.95)

Cash dividends paid per share	$0.60	$0.60	$0.60

(1)Includes goodwill impairment charges of $33.0 million related to Europe and Asia Pacific in 2020 (See Note 9, Goodwill and Other Intangible Assets).
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

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2022	2021	2020
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	0.9	0.5	1.2
Total revenue	100.9	100.5	101.2

Operating expenses
Salaries and benefits	68.7	71.5	72.5
General and administrative expenses	12.4	13.0	18.8
Cost of Services	6.6	5.3	0.7
Research and development	1.9	—	—
Impairment charges	—	—	5.3
Restructuring charges	—	0.4	8.4
Reimbursed expenses	0.9	0.5	1.2
Total operating expenses	90.5	90.7	107.0

Operating income (loss)	10.5	9.8	(5.7)

Non-operating income (expense)
Interest, net	0.5	—	—
Other, net	(0.2)	0.7	0.6
Net non-operating income	0.3	0.8	0.7

Income (loss) before income taxes	10.7	10.6	(5.1)

Provision for income taxes	3.3	3.3	1.0

Net income (loss)	7.4%	7.2%	(6.1)%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

The Company has five operating segments. The Executive Search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally (See Note 18, Segment Information).

The following table sets forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue
Executive Search
Americas	$612,881	$581,440	$361,416
Europe	176,275	170,312	124,243
Asia Pacific	112,766	117,008	79,511
Total Executive Search	901,922	868,760	565,170
On-Demand Talent	91,349	66,636	—
Heidrick Consulting	80,193	67,605	56,445
Revenue before reimbursements (net revenue)	1,073,464	1,003,001	621,615
Reimbursements	10,122	5,473	7,755
Total revenue	$1,083,586	$1,008,474	$629,370

Operating income (loss)
Executive Search
Americas(1)	$164,225	$142,040	$62,806
Europe(2)	19,274	18,424	(22,827)
Asia Pacific(3)	18,687	18,167	(6,724)
Total Executive Search	202,186	178,631	33,255
On-Demand Talent(4)	(3,361)	(9,272)	—
Heidrick Consulting(5)	(7,155)	(16,162)	(28,369)
Total segments	191,670	153,197	4,886
Research and development	(20,414)	—	—
Global Operations Support(6)	(58,990)	(54,933)	(40,415)
Total operating income (loss)	$112,266	$98,264	$(35,529)

(1)Includes $3.9 million and $30.5 million of restructuring charges in 2021 and 2020, respectively.
(2)Includes a $0.1 million restructuring reversal and $8.6 million of restructuring charges in 2021 and 2020, respectively, and $24.5 million of impairment charges in 2020.
(3)Includes a $0.1 million restructuring reversal and $4.6 million of restructuring charges in 2021 and 2020, respectively, and $8.5 million of impairment charges in 2020.
(4)Includes a $0.5 million and an $11.4 million earnout fair value adjustment in 2022 and 2021, respectively.
(5)Includes $0.4 million and $4.7 million of restructuring charges in 2021 and 2020, respectively.
(6)Includes a $0.2 million restructuring reversal and $4.0 million of restructuring charges in 2021 and 2020, respectively.

Year ended December 31, 2022 compared to year ended December 31, 2021

Total revenue. Consolidated total revenue increased $75.1 million, or 7.4%, to $1.1 billion in 2022 from $1.0 billion in 2021. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $70.5 million, or 7.0%, to $1.1 billion in 2022 from $1.0 billion in 2021. Foreign exchange rates negatively impacted results by $31.1 million, or 3.1%. Executive Search net revenue was $901.9 million in 2022, an increase of $33.2 million, or 3.8%, compared to 2021. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per executive search compared to the prior year. On-Demand Talent net revenue was $91.3 million in 2022, an increase of $24.7 million, or 37.1%, compared to 2021. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of on-demand projects and the timing of the acquisition in the prior year. Heidrick Consulting net revenue was $80.2 million in 2022, an increase of $12.6 million, or 18.6%, compared to 2021. The increase in Heidrick Consulting revenue was primarily due to a 20.9% increase in the number of consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 390 and 70, respectively, as of December 31, 2022, compared to 365 and 69, respectively, as of December 31, 2021. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $2.3 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. Executive search confirmations decreased 5.3% compared to 2021. The average revenue per executive search increased to $143,600 in 2022 compared to $131,000 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense increased $20.0 million, or 2.8%, to $737.4 million in 2022 from $717.4 million in 2021. Fixed compensation increased $10.7 million due to base salaries and payroll taxes, retirement and benefits, and separation, partially offset by decreases in the deferred compensation plan and stock compensation. Variable compensation increased $9.3 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations positively impacted salaries and benefits expense by $22.4 million, or 3.1%.

In 2022, we had an average of 1,994 employees, compared to an average of 1,714 employees in 2021.

As a percentage of net revenue, salaries and benefits expense was 68.7% in 2022, compared to 71.5% in 2021.

General and administrative expenses. Consolidated general and administrative expenses increased $1.9 million, or 1.5%, to $132.7 million in 2022 from $130.7 million in 2021. The increase in general and administrative expenses was primarily due to business development travel, including the global consultants' conference, information technology, hiring fees, marketing, and bad debt, partially offset by a one-time earnout obligation adjustment for On-Demand Talent of $11.4 million in 2021, and decreases in taxes and licenses, and the use of external third-party consultants. Foreign exchange rate fluctuations positively impacted general and administrative expenses by $3.6 million, or 2.8%.

As a percentage of net revenue, general and administrative expenses were 12.4% in 2022, compared to 13.0% in 2021.

Cost of services. Consolidated cost of services increased $17.9 million, or 33.9%, to $70.7 million in 2022, from $52.8 million in 2021. The increase is primarily due to the timing of the On-Demand Talent acquisition in the prior year and an increase in the volume of on-demand projects and consulting engagements. Foreign exchange rate fluctuations positively impacted cost of services by $0.7 million, or 1.3%.

Research and Development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. The benefits from our R&D efforts will be utilized to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting, On-Demand Talent and for products and services in new segments that we embark upon in the future from time to time, such as our new digital product Heidrick Navigator which we are beta testing. The Company incurred $20.4 million in R&D costs in 2022, which consist of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees. Prior to formalizing our product development initiative in 2022, we tracked employee time on efforts to enhance existing products and to develop new services and products across our current offerings only to the extent it was required under the Company’s long-lived asset capitalization policy. As such, we cannot definitively determine the actual hours and expense incurred on these efforts in 2021. Based on management estimates, these expenses were less than 1% of net revenue in 2021 and are recorded within Salaries and benefits and General and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

Restructuring charges. The Company incurred $3.8 million in restructuring charges in 2021. In 2020, the Company announced a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The charges incurred in 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Condensed Consolidated Statements of Comprehensive Income for the year ended December 31, 2021. There were no restructuring charges or reversals in 2022.

Operating income. Consolidated operating income was $112.3 million, including a fair value adjustment made to decrease the On-Demand Talent earnout obligation by $0.5 million, in 2022, compared to $98.3 million, including restructuring charges of $3.8 million and a fair value adjustment made to increase the On-Demand Talent earnout obligation by $11.4 million, in 2021. Foreign exchange rate fluctuations negatively impacted operating income by $4.2 million, or 4.3%.

Net non-operating income. Net non-operating income was $3.0 million in 2022, compared to $7.8 million in 2021.

Interest, net was $5.3 million of income in 2022, compared to $0.3 million of income in 2021. The increase was primarily the result of interest earned on marketable securities investments.

Other, net was $2.4 million of expense in 2022, compared to income of $7.5 million in 2021. The expense in the current year is primarily due to a $6.6 million unrealized loss on the Company's deferred compensation plan, partially offset by foreign exchange gains. The income in the prior year is due to a $4.2 million gain on equity received in exchange for executive search services performed in prior periods and a $3.1 million gain on the Company's deferred compensation plan. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 16, Income Taxes.

Executive Search

Americas

The Americas reported net revenue of $612.9 million in 2022, an increase of 5.4% from $581.4 million in 2021. The increase in net revenue was due to an increase in average revenue per executive search. All industry practice groups contributed to the growth in revenue with the exception of the Healthcare and Life Sciences practice group. Foreign exchange fluctuations negatively impacted net revenue by less than $0.1 million. There were 203 Executive Search consultants as of December 31, 2022, compared to 193 as of December 31, 2021.

Salaries and benefits expense increased $6.3 million, or 1.6%, compared to 2021. Fixed compensation decreased $0.8 million due to the deferred compensation and stock compensation, partially offset by increases in base salaries and payroll taxes, separation, and retirement and benefits. Variable compensation increased $7.1 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $6.8 million, or 17.3%, compared to 2021 due to business development travel, including the global consultants' conference, bad debt, marketing, information technology, and office occupancy, partially offset by a decrease in the use of third-party consultants.

Restructuring charges were $3.9 million in 2021. The charges are primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges in 2022.

The Americas reported operating income of $164.2 million in 2022, an increase of $22.2 million compared to $142.0 million, including restructuring charges of $3.9 million, in 2021.

Europe

Europe reported net revenue of $176.3 million in 2022, an increase of 3.5% from $170.3 million in 2021. The increase in net revenue was due to a 5.1% increase in the number of executive search confirmations. All industry practice groups contributed to the growth in revenue with the exception of the Healthcare and Life Sciences and Financial Services practice groups. Foreign exchange rate fluctuations negatively impacted net revenue by $20.4 million, or 12.0%. There were 113 Executive Search consultants as of December 31, 2022, compared to 103 as of December 31, 2021.

Salaries and benefits expense increased $1.3 million, or 1.0%, compared to 2021. Fixed compensation increased $0.6 million due to the talent acquisition and retention costs, and retirement and benefits, partially offset by decreases in base salaries and payroll taxes, and stock compensation. Variable compensation increased $0.7 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $3.7 million, or 15.8%, compared to 2021, due to business development travel, including the global consultants' conference, professional fees, and office occupancy, partially offset by a decrease in bad debt.

Restructuring reversals for 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals in 2022.

Europe reported operating income of $19.3 million in 2022, an increase of $0.9 million compared to an operating income of $18.4 million, including restructuring reversals of $0.1 million, in 2021.

Asia Pacific

Asia Pacific reported net revenue of $112.8 million in 2022, a decrease of 3.6% compared to $117.0 million in 2021. The decrease in net revenue was due to a 9.0% decrease in the number of executive search confirmations, partially offset by an increase in average revenue per executive search. The Consumer, Global Technology and Services, and Social Impact practice groups experienced revenue growth in 2022. Foreign exchange rate fluctuations negatively impacted net revenue by $6.5 million, or 5.6%. There were 74 Executive Search consultants as of December 31, 2022, compared to 69 as of December 31, 2021.

Salaries and benefits expense decreased $5.3 million, or 6.4%, compared to 2021. Fixed compensation decreased $2.1 million due to base salaries and payroll taxes, stock compensation, and talent acquisition and retention costs, partially offset by an increase in retirement and benefits. Variable compensation decreased $3.1 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.4 million, or 2.2%, compared to 2021 primarily due to business development travel, including the global consultants' conference, and professional fees, partially offset by decreases in office occupancy and bad debt.

Restructuring reversals for 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals in 2022.

Asia Pacific reported operating income of $18.7 million in 2022, an increase of $0.5 million compared to an operating income of $18.2 million, including restructuring reversals of $0.1 million, in 2021.

On-Demand Talent

On-Demand Talent reported net revenue of $91.3 million in 2022, an increase of 37.1% compared to $66.6 million in 2021. The increase in revenue was primarily due to an increase in the volume of on-demand projects and the timing of the On-Demand Talent acquisition of BTG in the prior year. Foreign exchange rate fluctuations negatively impacted net revenue by $0.2 million, or 0.4%.

Salaries and benefits expense increased $8.7 million, or 63.0%, compared to 2021. Fixed compensation increased $7.9 million due to base salaries and payroll taxes, separation, and retirement and benefits. Variable compensation increased $0.8 million due to higher bonus accruals related to increased productivity.

General and administrative expenses decreased $7.6 million, or 46.7%, due to a one-time earnout obligation adjustment in the prior year, partially offset by increases in intangible amortization, business development travel, professional fees, and information technology.

Cost of services increased $17.7 million, or 38.5%, compared to 2021, primarily due to an increase in the volume of on-demand projects and the timing of the On-Demand Talent acquisition in the prior year.

On-Demand Talent reported an operating loss of $3.4 million in 2022, including an earnout obligation adjustment to decrease the earnout by $0.5 million resulting from the finalization of the earnout payment, compared to an operating loss of $9.3 million in 2021, including an earnout obligation adjustment to increase the earnout by $11.4 million resulting from forecasted 2022 revenue exceeding expectations.

Heidrick Consulting

Heidrick Consulting reported net revenue of $80.2 million in 2022, an increase of 18.6% compared to $67.6 million in 2021. The increase in net revenue was due to a 20.9% increase in the number of consulting confirmations. Foreign exchange rate fluctuations negatively impacted results by $3.8 million, or 5.7%. There were 70 Heidrick Consulting consultants as of December 31, 2022, compared to 69 as of December 31, 2021.

Salaries and benefits expense increased $4.5 million, or 7.3%, compared to 2021. Fixed compensation decreased $0.7 million, due to talent acquisition and retention costs, retirement and benefits, and the deferred compensation plan, partially offset by increases in base salaries and payroll taxes, and stock compensation. Variable compensation increased $5.2 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.8 million, or 5.2%, compared to 2021, due to professional fees, partially offset by increased business development travel, including the global consultants' conference.

Cost of services increased $0.2 million, or 3.3%, compared to 2021, due an increase in the volume of consulting engagements.

Restructuring charges were $0.4 million in 2021, primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges in 2022.

Heidrick Consulting reported an operating loss of $7.2 million in 2022, an improvement of $9.0 million compared to an operating loss of $16.2 million, including restructuring charges of $0.4 million, in 2021.

Global Operations Support

Global Operations Support expenses increased $4.1 million, or 7.4%, to $59.0 million from $54.9 million in 2021.

Salaries and benefits expenses increased $4.5 million, or 12.7%, compared to 2021 due to base salaries and payroll taxes, and stock compensation, partially offset by decrease in variable compensation, and retirement and benefits.

General and administrative expenses decreased $0.7 million, or 3.4%, compared to 2021 due to taxes and licenses, and professional fees, partially offset by increases in business development travel and hiring fees.

Restructuring reversals in 2021 were $0.2 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals in 2022.

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

Lines of credit. On February 24, 2023, we entered into the Second Amendment (as amended, the “Second Amendment”) to Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement”) by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment replaced the interest rate benchmark, from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). At our option, borrowings under the Second Amendment will bear interest at one-, three- or six-month Term SOFR, or an alternate base rate as set forth in the Second Amendment, in each case plus an applicable margin. Other than the foregoing, the material terms of the Credit Agreement, as amended by the First Amendment to Credit Agreement (as amended, the “First Amendment”), dated as of July 13, 2021, remain unchanged.

The First Amendment provides us with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The First Amendment matures on July 13, 2026, extended from October 26, 2023 as set forth in the Credit Agreement.

Borrowings under the First Amendment may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the First Amendment are guaranteed by certain of the Company’s subsidiaries.

During the year ended December 31, 2020, we borrowed $100.0 million under the Credit Agreement. We elected to draw down a portion of the available funds from the revolving line of credit as a precautionary measure to increase our cash position and further enhance our financial flexibility in light of the uncertainty in global markets resulting from the COVID-19 outbreak. We subsequently repaid $100.0 million during the year ended December 31, 2020.

As of December 31, 2022, and 2021, we had no outstanding borrowings and were in compliance with the financial and other covenants under the First Amendment and no event of default existed.

Cash, cash equivalents, and marketable securities. Cash, cash equivalents and marketable securities at December 31, 2022 were $621.6 million, an increase of $76.4 million compared to $545.2 million at December 31, 2021. The $621.6 million of cash, cash equivalents, and marketable securities at December 31, 2022 includes $211.3 million held by our foreign subsidiaries. A portion of the $211.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the United States, the repatriation of these funds could cause us to incur additional foreign withholding taxes. We expect to pay approximately $414.4 million in bonuses related to 2022 performance in March and April 2023. In January 2023, we paid approximately $7.6 million in cash bonuses deferred in prior years.

Cash flows provided by operating activities. For the year ended December 31, 2022, cash provided by operating activities was $119.3 million, primarily reflecting net income net of non-cash charges of $112.7 million, an increase in accrued expenses of $32.9 million and a decrease in accounts receivable of $4.5 million, partially offset by a decrease in income taxes payable of $13.6 million, a decrease in deferred revenue of $7.2 million and a decrease in accounts payable of $5.7 million. The increase in accrued expenses primarily reflects approximately $368.2 million of 2021 bonuses paid in March and April 2022, offset by 2022 bonus accruals of $414.4 million.

For the year ended December 31, 2021, cash provided by operating activities was $271.4 million, primarily reflecting net income net of non-cash charges of $98.0 million, an increase in accrued expenses of $230.2 million, a decrease in deferred revenue of $12.8 million and a decrease in income taxes payable of $11.4 million, partially offset by a decrease in other liabilities of $37.1 million and an increase in accounts receivable of $36.8 million. The increase in accrued expenses primarily reflects approximately $180.4 million of 2020 bonuses paid in March 2021, offset by 2021 bonus accruals of $368.2 million. The decrease in other liabilities primarily relates to a reduction in the Company's lease liabilities due to office closures.

Cash flows used in investing activities. For the year ended December 31, 2022, cash used in investing activities was $279.6 million, primarily due to purchases of available for sale investments of $269.8 million and capital expenditures of $11.1 million, partially offset by proceeds from the maturity and sale of available for sale investments of $1.4 million. The cash outflow for capital expenditures is primarily the result of office build-outs and software capitalization related to new product development.

For the year ended December 31, 2021, cash used in investing activities was $21.3 million, primarily due to cash used in acquisitions net of cash acquired of $33.5 million, capital expenditures of $6.2 million, and purchases of available for sale investments of $2.3 million, partially offset by proceeds from the maturity and sale of available for sale investments of $20.8 million. The cash outflow for capital expenditures is primarily the result of office build-outs.

Cash flows used in financing activities. For the year ended December 31, 2022, cash used in financing activities was $15.7 million, primarily due to cash dividend payments of $12.5 million and payment of employee tax withholdings on equity transactions of $3.2 million.

For the year ended December 31, 2021, cash used in financing activities was $15.5 million, primarily due to cash dividend payments of $12.4 million and payment of employee tax withholdings on equity transactions of $3.1 million.

Stock repurchase program. On February 11, 2008, we announced a Repurchase Authorization of up to $50 million. We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. We did not repurchase any shares of our common stock in 2022 or 2021. The most recent purchase of shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2022 we have purchased 1,038,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $28.3 million and $21.7 million remains available for future purchases under the Repurchase Authorization.

Off-balance sheet arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of December 31, 2022, we had lease payment obligations of $92.6 million, with $18.9 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of December 31, 2022, we had asset retirement obligations of $2.8 million, with $0.1 million payable within 12 months.

In addition to lease related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2022. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As of December 31, 2022, we did not have a liability for uncertain tax positions.

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

Each of our contracts with clients has an expected duration of one year or less. Accordingly, we have elected to utilize the available practical expedient related to the disclosure of the transaction price allocated to the remaining performance obligations under our contracts. We have also elected the available practical expedients related to adjusting for the effects of a significant financing component and the capitalization of contract acquisition costs. We charge and collect from our clients, sales tax and value added taxes as required by certain jurisdictions. We have made an accounting policy election to exclude these items from the transaction price in our contracts.

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

We operate five reporting units: the Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East), On-Demand Talent, and Heidrick Consulting. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of each of our reporting units is determined using a discounted cash flow methodology. The discounted cash flow approach is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of our reporting units, the outlook for the executive search industry and the macroeconomic conditions affecting each of our reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions; and (5) other factors. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other factors. As a result, actual future results may differ from those estimates and may result in a future impairment charge. These assumptions are updated annually, at a minimum, to reflect information concerning our reportable segments. We continue to monitor potential triggering events including changes in the business climate in which we operate, our market capitalization compared to our book value, and our recent operating performance. Any changes in these factors could result in an impairment charge. An impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

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

Contingent Consideration. The former owners of certain of the Company's acquired businesses are generally eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. The fair value of these obligations is based on the present value of the expected future payments to be made to the former owners of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. We assess the fair value of these liabilities at each balance sheet date based on the expected performance of the associated business and any changes in fair value are recorded in General and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future payments using the formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. To the extent that our estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our accrued contingent consideration.

Recently Issued and Adopted Financial Accounting Standards

The information presented in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements within this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2022 net income by approximately $4.1 million. For financial information by segment, see Note 18, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
Heidrick & Struggles International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
As described in Note 3 of the consolidated financial statements, revenue before reimbursements from executive search and from consulting engagements of $901,922,000 and $80,193,000, respectively, is recognized over the expected average period of performance, in proportion to the estimated personnel time incurred to fulfill the obligations under the executive search or consulting contract. This requires management to make significant estimates including the amount of effort extended over certain defined time periods of the executive search or consulting engagement. The transaction price for executive search engagements generally includes variable consideration, known as uptick revenue, in addition to fixed consideration. The Company estimates the amount of uptick revenue at contract inception based on a portfolio approach utilizing the expected value method based on a historical analysis. This requires management to make significant estimates including the average amount of uptick revenue earned on an executive search engagement. Changes in the assumptions used in these estimates could have a significant impact on the revenue recognized during the period.

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
•We selected a sample of contracts and performed the following procedures:
▪Obtained and read contract source documents for each selection.
▪Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
▪Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
▪Tested the mathematical accuracy of management’s revenue calculations and recalculated deferred revenue at period end, if any.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Chicago, Illinois
February 27, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
Heidrick & Struggles International, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Heidrick & Struggles International, Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), changes to stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois
February 27, 2023

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$355,447	$545,225
Marketable securities	266,169	—
Accounts receivable, net of allowances of $6,643 and $5,666, respectively	126,437	133,750
Prepaid expenses	24,098	21,754
Other current assets	40,722	41,449
Income taxes recoverable	10,946	3,210
Total current assets	823,819	745,388

Non-current assets
Property and equipment, net	30,207	27,085
Operating lease right-of-use assets	71,457	72,320
Assets designated for retirement and pension plans	11,332	12,715
Investments	34,354	36,051
Other non-current assets	25,788	23,377
Goodwill	138,361	138,524
Other intangible assets, net	6,333	9,169
Deferred income taxes, net	33,987	42,169
Total non-current assets	351,819	361,410

Total assets	$1,175,638	$1,106,798

Current liabilities
Accounts payable	$14,613	$20,374
Accrued salaries and benefits	451,161	409,026
Deferred revenue	43,057	51,404
Operating lease liabilities	19,554	19,332
Other current liabilities	56,016	24,554
Income taxes payable	4,076	10,004
Total current liabilities	588,477	534,694

Non-current liabilities
Accrued salaries and benefits	59,467	73,779
Retirement and pension plans	48,456	55,593
Operating lease liabilities	63,299	65,625
Other non-current liabilities	5,293	41,087
Total non-current liabilities	176,515	236,084

Total liabilities	764,992	770,778

Commitments and contingencies (Note 20)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2022 and 2021.	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,866,287 and 19,596,607 shares issued, 19,861,207 and 19,591,527 shares outstanding at December 31, 2022 and 2021, respectively	199	196
Treasury stock at cost, 5,080 shares at December 31, 2022 and 2021, respectively	(191)	(191)
Additional paid in capital	246,630	233,163
Retained earnings	168,197	101,177
Accumulated other comprehensive income (loss)	(4,189)	1,675
Total stockholders’ equity	410,646	336,020

Total liabilities and stockholders’ equity	$1,175,638	$1,106,798
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	December 31,
	2022	2021	2020
Revenue
Revenue before reimbursements (net revenue)	$1,073,464	$1,003,001	$621,615
Reimbursements	10,122	5,473	7,755
Total revenue	1,083,586	1,008,474	629,370

Operating expenses
Salaries and benefits	737,430	717,411	450,424
General and administrative expenses	132,678	130,749	116,982
Cost of services	70,676	52,785	4,396
Research and development	20,414	—	—
Impairment charges	—	—	32,970
Restructuring charges	—	3,792	52,372
Reimbursed expenses	10,122	5,473	7,755
Total operating expenses	971,320	910,210	664,899

Operating income (loss)	112,266	98,264	(35,529)

Non-operating income (expense)
Interest, net	5,337	302	204
Other, net	(2,367)	7,463	3,927
Net non-operating income	2,970	7,765	4,131

Income (loss) before income taxes	115,236	106,029	(31,398)

Provision for income taxes	35,750	33,457	6,309

Net income (loss)	79,486	72,572	(37,707)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,457)	(1,890)	82
Net unrealized loss on available-for-sale investments	(41)	—	(13)
Pension gain (loss) adjustment	2,634	148	(476)
Other comprehensive loss, net of tax	(5,864)	(1,742)	(407)

Comprehensive income (loss)	$73,622	$70,830	$(38,114)

Weighted-average common shares outstanding
Basic	19,758	19,515	19,301
Diluted	20,618	20,296	19,301

Earnings (loss) per common share
Basic	$4.02	$3.72	$(1.95)
Diluted	$3.86	$3.58	$(1.95)

Cash dividends paid per share	$0.60	$0.60	$0.60
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows - operating activities
Net income (loss)	$79,486	$72,572	$(37,707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,603	19,560	26,656
Deferred income taxes	7,088	(7,481)	(1,680)
Stock-based compensation expense	16,689	12,760	10,199
Accretion expense related to earnout payments	820	486	—
Impairment charges	—	—	32,970
Gain on marketable securities	(2,406)	(1)	(154)
Loss on disposal of property and equipment	392	135	287
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,522	(36,819)	22,644
Accounts payable	(5,731)	(332)	451
Accrued expenses	32,892	230,177	(26,513)
Restructuring accrual	—	(5,061)	2,479
Deferred revenue	(7,237)	12,783	(3,688)
Income taxes recoverable (payable), net	(13,606)	11,377	(4,016)
Retirement and pension plan assets and liabilities	(479)	1,145	1,794
Prepaid expenses	(2,850)	(2,776)	1,642
Other assets and liabilities, net	(895)	(37,124)	(2,011)
Net cash provided by operating activities	119,288	271,401	23,353

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	—	(33,518)	—
Capital expenditures	(11,134)	(6,240)	(7,322)
Purchases of available for sale investments	(269,824)	(2,323)	(118,904)
Proceeds from sale of available for sale investments	1,359	20,822	158,852
Net cash provided by (used in) investing activities	(279,599)	(21,259)	32,626

Cash flows - financing activities
Proceeds from line of credit	—	—	100,000
Payments on line of credit	—	—	(100,000)
Cash dividends paid	(12,466)	(12,377)	(12,063)
Payment of employee tax withholdings on equity transactions	(3,219)	(3,140)	(1,550)
Acquisition earnout payments	—	—	(2,789)
Net cash used in financing activities	(15,685)	(15,517)	(16,402)

Effect of exchange rates fluctuations on cash, cash equivalents and restricted cash	(13,774)	(5,855)	5,193

Net increase (decrease) in cash, cash equivalents and restricted cash	(189,770)	228,770	44,770
Cash, cash equivalents and restricted cash at beginning of period	545,259	316,489	271,719
Cash, cash equivalents and restricted cash at end of period	$355,489	$545,259	$316,489

Supplemental disclosures of cash flow information
Cash paid for
Income taxes	$41,910	$28,623	$12,154
Interest	$—	$—	$761
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,586	$196	420	$(14,795)	$228,807	$91,083	$3,824	$309,115
Net loss	—	—	—	—	—	(37,707)	—	(37,707)
Adoption of accounting standards	—	—	—	—	—	(332)	—	(332)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(407)	(407)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	10,199	—	—	10,199
Vesting of equity, net of tax withholdings	—	—	(179)	6,225	(7,775)	—	—	(1,550)
Re-issuance of treasury stock	—	—	(15)	529	(183)	—	—	346
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,576)	—	(11,576)
Dividend equivalents on restricted stock units	—	—	—	—	—	(486)	—	(486)
Balance at December 31, 2020	19,586	196	226	(8,041)	231,048	40,982	3,417	267,602
Net income	—	—	—	—	—	72,572	—	72,572
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,742)	(1,742)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	12,760	—	—	12,760
Vesting of equity, net of tax withholdings	11	—	(213)	7,570	(10,710)	—	—	(3,140)
Re-issuance of treasury stock	—	—	(8)	280	65	—	—	345
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,708)	—	(11,708)
Dividend equivalents on restricted stock units	—	—	—	—	—	(669)	—	(669)
Balance at December 31, 2021	19,597	196	5	(191)	233,163	101,177	1,675	336,020
Net income	—	—	—	—	—	79,486	—	79,486
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,864)	(5,864)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	16,689	—	—	16,689
Vesting of equity, net of tax withholdings	269	3	—	—	(3,222)	—	—	(3,219)
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,857)	—	(11,857)
Dividend equivalents on restricted stock units	—	—	—	—	—	(609)	—	(609)
Balance at December 31, 2022	19,866	$199	5	$(191)	$246,630	$168,197	$(4,189)	$410,646
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

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2022 and 2021, the Company had no significant concentrations of risk.

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

Fair Value of Financial Instruments

Cash equivalents are stated at cost, which approximates fair value. The carrying value for receivables from clients, accounts payable, deferred revenue and other accrued liabilities reasonably approximates fair value due to the nature of the financial instruments and the short-term nature of the items.

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

Investments

The Company’s investments consist primarily of available-for-sale equity investments within the U.S. non-qualified deferred compensation plan (the “Plan”).

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

Research and Development

Research and development (“R&D”) consist of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with the development of new technologies to enhance existing products and services and to expand the range of the Company's offerings. The benefits from our R&D efforts are intended to be utilized to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting, On-Demand Talent and for products and services in new segments that we embark upon in the future from time to time.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue and expense in its Consolidated Statements of Comprehensive Income (Loss).

Salaries and Benefits

Salaries and benefits consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel, of which the most significant elements are salaries and annual performance-related bonuses. Other items in this category are expenses related to sign-on bonuses, forgivable employee loans and minimum guaranteed bonuses (often incurred in connection with the hiring of new consultants), restricted stock unit, phantom stock unit and performance stock unit amortization, payroll taxes, profit sharing and retirement benefits, and employee insurance benefits.

Salaries and benefits are recognized on an accrual basis. Certain sign-on bonuses, retention awards, and minimum guaranteed compensation are capitalized and amortized in accordance with the terms of the respective agreements.

Historically, a portion of the Company’s consultants’ and management cash bonuses were deferred and paid over a three-year vesting period. The portion of the bonus was approximately 15% depending on the employee’s level or position. The compensation expense related to the amounts being deferred was recognized on a graded vesting attribution method over the requisite service period. This service period began on January 1 of the respective fiscal year and continued through the deferral date, which coincided with the Company’s bonus payments in the first half of the following year and for an additional three-year vesting period.

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first half of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, will continue to be paid under the terms of the cash bonus deferral program. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	December 31,
	2022	2021	2020
Net income (loss)	$79,486	$72,572	$(37,707)
Weighted average shares outstanding:
Basic	19,758	19,515	19,301
Effect of dilutive securities:
Restricted stock units	644	587	—
Performance stock units	216	194	—
Diluted	20,618	20,296	19,301
Basic earnings (loss) per share	$4.02	$3.72	$(1.95)
Diluted earnings (loss) per share	$3.86	$3.58	$(1.95)

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

Restricted Cash

Periodically, the Company is party to agreements with terms that require the Company to restrict cash through the termination dates of the agreements. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, in the Consolidated Balance Sheets.

The following table provides a reconciliation of the cash and cash equivalents between the Consolidated Balance Sheets and the Consolidated Statement of Cash Flows as of December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$355,447	$545,225	$316,473
Restricted cash included within other non-current assets	42	34	16
Total cash, cash equivalents and restricted cash	$355,489	$545,259	$316,489

Recently Issued Financial Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2024. The Company is currently evaluating the impact of this accounting guidance. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances for the years ended:

	December 31,
	2022	2021	Change
Contract assets
Unbilled receivables, net	$13,940	$17,947	$(4,007)
Contract assets	21,348	18,995	2,353
Total contract assets	35,288	36,942	(1,654)

Contract liabilities
Deferred revenue	$43,057	$51,404	$(8,347)

During the year ended December 31, 2022, we recognized revenue of $46.2 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2022, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $22.3 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

	December 31,
	2022	2021	2020
Balance at January 1,	$5,666	$6,557	$5,140
Provision for credit losses	7,938	4,991	6,696
Write-offs	(6,830)	(5,730)	(5,418)
Foreign currency translation	(131)	(152)	139
Balance at December 31,	$6,643	$5,666	$6,557

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at December 31, 2022	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$194,056	$56	$11,918	$182,138

The unrealized loss on one investment in U.S. Treasury securities at December 31, 2022 was caused by fluctuations in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the investments would not be settled at a price less than the amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis. There were no investments with unrealized losses at December 31, 2021.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2022	2021
Leasehold improvements	$40,829	$42,252
Office furniture, fixtures and equipment	14,322	14,933
Computer equipment and software	30,085	24,293
Property and equipment, gross	85,236	81,478
Accumulated depreciation	(55,029)	(54,393)
Property and equipment, net	$30,207	$27,085

Depreciation expense for the years ended December 31, 2022, 2021 and 2020, was $7.4 million, $7.1 million and $8.1 million, respectively.

As part of the Company's 2020 Plan (as defined below), property and equipment located at certain of the Company's offices was abandoned and the useful life of the assets were shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $0.9 million and $4.2 million of depreciation expense was accelerated and recorded in Restructuring charges in the Consolidated Statements of Comprehensive Income (Loss) and Depreciation and amortization in the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, respectively.

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

Office leases have remaining lease terms that range from less than one year to 10.6 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

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

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 5.5 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and Administrative Expenses in our Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, were as follows:

	December 31,
	2022	2021
Operating lease cost	$17,408	$18,912
Variable lease cost	6,116	4,949
Total lease cost	$23,524	$23,861

Supplemental cash flow information related to the Company's operating leases for the year ended December 31, is as follows:

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,865	$40,473
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,055	$11,397

The weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31, is as follows:

	December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases	6.3 years	6.4 years
Weighted Average Discount Rate
Operating leases	3.48%	3.22%

The future maturities of the Company's operating lease liabilities for the years ended December 31, is as follows:

Operating Lease Maturity
2023	$18,914
2024	19,521
2025	11,982
2026	10,491
2027	7,886
Thereafter	23,799
Total lease payments	92,593
Less: Interest	(9,740)
Present value of lease liabilities	$82,853

The Company has an obligation at the end of the lease term to return certain offices to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $2.8 million and $3.2 million of asset retirement obligations as of December 31, 2022 and 2021, respectively, which are recorded within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2022
Cash					$247,198	$—

Level 1(1):
Money market funds					62,338
U.S. Treasury securities	312,121	15	(56)	312,080	45,911	266,169
Total Level 1	312,121	15	(56)	312,080	108,249	266,169

Total	$312,121	$15	$(56)	$312,080	$355,447	$266,169

Cash and Cash Equivalents
Balance at December 31, 2021
Cash	$265,233

Level 1(1):
Money market funds	80,798
U.S. Treasury securities	199,194
Total Level 1	279,992

Total	$545,225

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $29.1 million and $22.9 million as of December 31, 2022 and December 31, 2021, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2022

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$34,354	$—	$—	$34,354	$—	$—

Level 2(2):
Retirement and pension plan assets	12,584	1,252	11,332	—	—	—
Pension benefit obligation	(13,951)	—	—	—	(1,252)	(12,699)
Total Level 2	(1,367)	1,252	11,332	—	(1,252)	(12,699)

Total	$32,987	$1,252	$11,332	$34,354	$(1,252)	$(12,699)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2021

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$36,051	$—	$—	$36,051	$—	$—

Level 2(2):
Retirement and pension plan assets	14,048	1,333	12,715	—	—	—
Pension benefit obligation	(19,594)	—	—	—	(1,333)	(18,261)
Total Level 2	(5,546)	1,333	12,715	—	(1,333)	(18,261)

Total	$30,505	$1,333	$12,715	$36,051	$(1,333)	$(18,261)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Contingent Consideration

The former owners of certain the Company's acquired businesses are generally eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration and compensation are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration and compensation using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the year ended December 31, 2022:

	Earnout	Contingent Compensation
Balance at December 31, 2021	$(35,654)	$(4,141)
Earnout accretion	(820)	—
Compensation expense	—	(3,885)
Fair value adjustment	464	—
Foreign currency translation	—	(166)
Balance at December 31, 2022	$(36,010)	$(8,192)

Earnout accruals of $36.0 million and zero were recorded within Other current liabilities as of December 31, 2022 and December 31, 2021, respectively, and earnout accruals of zero and $35.7 million were recorded within Other non-current liabilities as of December 31, 2022 and December 31, 2021, respectively. Contingent compensation accruals of $1.5 million and $6.7 million are recorded within current Accrued salaries and benefits and non-current Accrued salaries and benefits, respectively, at December 31, 2022. Contingent compensation accruals of $4.1 million are recorded within non-current Accrued salaries and benefits at December 31, 2021.

8.    Acquisitions

On April 1, 2021, the Company acquired Business Talent Group, LLC ("BTG"), a market-leader in sourcing high-end, on-demand independent talent. Under the terms of the merger agreement, the Company paid $32.6 million of initial consideration from existing cash for the outstanding equity of BTG. The former owners of BTG are eligible to receive additional cash consideration, which the Company estimated to be between $20.0 million and $30.0 million on the acquisition date, based on the achievement of certain revenue and operating income milestones for the period from acquisition through 2022. When estimating the present value of future cash consideration, the Company accrued $23.8 million as of the acquisition date for the earnout liability. During the year ended December 31, 2021, the Company increased the fair value of the earnout liability by $11.4 million due to BTG outperforming initial revenue and operating income estimates. As of December 31, 2022 and 2021, the Company has accrued $36.0 million and $35.7 million, respectively, for the earnout liability. The Company recorded $5.8 million for customer relationships, $3.1 million for software, $1.7 million for a trade name and $45.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. As of the acquisition date, the Company expected that all of the goodwill would be deductible for tax purposes. Included in the Company's results of operations for the year ended December 31, 2021 are $66.6 million of revenue, and $9.3 million of operating loss, from the acquired entity.

On October 15, 2021, the Company acquired Heidrick & Struggles Finland OY ("H&S Finland"), a Finland-based executive search firm, for initial consideration of $1.6 million with an anticipated future payment to the former owners in 2023, subject to the achievement of certain agreed upon financial performance and operational targets, and continued employment with the Company through the payment date. As of December 31, 2022 and 2021, the Company has accrued $1.5 million and $0.1 million, respectively, for the contingent payment. The Company previously had an affiliate relationship with H&S Finland, whereby the Company had no financial investment in H&S Finland, but received licensing fees for the use of the Company's name and database. The Company recorded $1.5 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. Included in the Company's results of operations for the year ended December 31, 2021 are $1.1 million of revenue, and $0.5 million of operating income, from the acquired entity.

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	December 31, 2022	December 31, 2021
Executive Search
Americas	$91,383	$91,463
Europe	1,449	1,532
Total Executive Search	92,832	92,995
On-Demand Talent	45,529	45,529
Total goodwill	$138,361	$138,524

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Total
Goodwill	$92,497	$25,579	$8,755	$—	$126,831
Accumulated impairment losses	—	—	—	—	—
Balance at December 31, 2019	92,497	25,579	8,755	—	126,831

Impairment	—	(24,475)	(8,495)	—	(32,970)
Foreign currency translation	(854)	(1,104)	(260)	—	(2,218)
Balance at December 31, 2020	91,643	—	—	—	91,643

BTG acquisition	—	—	—	45,529	45,529
Finland acquisition	—	1,532	—	—	1,532
Foreign currency translation	(180)	—	—	—	(180)
Balance at December 31, 2021	91,463	1,532	—	45,529	138,524

Foreign currency translation	(80)	(83)	—	—	(163)

Goodwill	91,383	25,924	8,495	45,529	171,331
Accumulated impairment losses	—	(24,475)	(8,495)	—	(32,970)
Balance at December 31, 2022	$91,383	$1,449	$—	$45,529	$138,361
In April 2021, the Company acquired BTG and recorded $45.5 million of goodwill related to the acquisition in the On-Demand Talent operating segment.

In October 2021, the Company acquired H&S Finland, and recorded $1.5 million of goodwill related to the acquisition in the Europe operating segment.

During the 2022 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2022 in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

The impairment test is considered for each of the Company’s reporting units that has goodwill as defined in the accounting standard for goodwill and intangible assets. The Company operates five reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East), On-Demand Talent, and Heidrick Consulting. As of October 31, 2022, only the Americas, Europe, and On-Demand Talent reporting units had recorded goodwill.

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

Based on the results of the impairment analysis, the fair values of the Americas, Europe, and On-Demand Talent reporting units exceeded their carrying values by 220%, 8% and 13%, respectively.

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

Other Intangible Assets, net

The Company’s other intangible assets, net by segment (for the segments that had recorded intangible assets), are as follows:

	December 31, 2022	December 31, 2021
Executive Search
Americas	$51	$103
Europe	216	463
Asia Pacific	15	33
Total Executive Search	282	599
On-Demand Talent	6,051	8,570
Total Other Intangible Assets, Net	$6,333	$9,169

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

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2022			December 31, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	10.7	$10,720	$(6,164)	$4,556	$22,127	$(16,495)	$5,632
Trade name	3.1	2,406	(1,925)	$481	2,441	(1,237)	1,204
Software	3.0	3,110	(1,814)	1,296	3,110	(777)	2,333
Total intangible assets	8.6	$16,236	$(9,903)	$6,333	$27,678	$(18,509)	$9,169

Intangible asset amortization expense for the years ended December 31, 2022, 2021 and 2020, was $3.2 million, $2.9 million and $0.7 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2022 for the years ended December 31, is as follows:

2023	2,723
2024	1,151
2025	762
2026	527
2027	384
Thereafter	786
Total	6,333

10.    Other Current Assets and Liabilities

The components of other current assets are as follows:

	December 31, 2022	December 31, 2021
Contract assets	$35,288	$36,942
Other	5,434	4,507
Total other current assets	$40,722	$41,449

The components of other current liabilities are as follows:

	December 31, 2022	December 31, 2021
Earnout liability	$36,010	$—
Other	20,006	24,554
Total other current liabilities	$56,016	$24,554

11.    Line of Credit

On July 13, 2021, the Company entered into a First Amendment (as amended, the "First Amendment") to the Credit Agreement, dated as of October 26, 2018 (the "Credit Agreement"). The First Amendment provides the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the original agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. The First Amendment matures on July 13, 2026, extended from October 26, 2023 as set forth in the Credit Agreement.

Borrowings under the First Amendment may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the First Amendment are guaranteed by certain of the Company’s subsidiaries.

During the year ended December 31, 2020, the Company borrowed $100.0 million under the Credit Agreement. The Company elected to draw down a portion of the available funds from its revolving line of credit as a precautionary measure to increase its cash position and further enhance its financial flexibility in light of the uncertainty in global markets resulting from the COVID-19 outbreak. The Company subsequently repaid $100.0 million during the year ended December 31, 2020.
As of December 31, 2022, and 2021, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the First Amendment and no event of default existed.

12.    Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or Roth contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar-for-dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the years ended December 31, 2022, 2021 and 2020. Employees are eligible for the Company match immediately upon entry into the Plan. Those contributions vest annually, provided the employee is employed by the Company on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2022, 2021 and 2020. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2022, 2021 and 2020, was $7.8 million, $6.8 million and $5.7 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material and, therefore, additional disclosure has not been presented.

Deferred Compensation Plans

The Company has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2022 and 2021, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $33.4 million and $34.9 million at December 31, 2022 and 2021, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2022 and 2021.

The Company has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2022, and 2021, the total amounts deferred under the plan were $1.0 million and $1.1 million, respectively, all of which were funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2022 and 2021.

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

	2022	2021
Benefit obligation at January 1,	$19,594	$22,351
Interest cost	181	150
Actuarial loss	(3,361)	(11)
Benefits paid	(1,257)	(1,400)
Cumulative translation adjustment	(1,206)	(1,496)
Benefit obligation at December 31,	$13,951	$19,594

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2022	2021
Current liabilities	$1,252	$1,333
Noncurrent liabilities	12,699	18,261
Total	$13,951	$19,594

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2022	2021	2020
Net period benefit cost:
Interest cost	$181	$150	$212
Amortization of net loss	195	211	140
Net periodic benefit cost	$376	$361	$352
Weighted average assumptions
Discount rate (1)	1.03%	0.72%	1.03%
Rate of compensation increase	—%	—%	—%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2022	2021	2020
Discount rate (1)	4.09%	1.03%	0.72%
Rate of compensation increase	—%	—%	—%
Measurement Date	12/31/2022	12/31/2021	12/31/2020

(1)The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2022 and 2021, that had not yet been recognized as components of net periodic benefit cost were $0.7 million and $4.5 million, respectively. As of December 31, 2022, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2023.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Financial Instruments and Fair Value). The fair value at December 31, 2022 and 2021, was $12.6 million and $14.0 million, respectively.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2022 and 2021, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

2023	$1,252
2024	1,237
2025	1,216
2026	1,190
2027	1,160
2028 through 2032	5,167

14.    Stock-Based Compensation

The Company's Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (the "Third A&R Program") provides for grants of stock options, stock appreciation rights, restricted stock units, performance stock units, phantom stock units and other stock-based compensation awards that are valued based upon the grant date fair value of awards. These awards may be granted to directors, selected employees and independent contractors.

As of December 31, 2022, 3,769,836 awards have been issued under the Third A&R Program, including 758,632 forfeited awards, and 338,796 shares remain available for future awards. The Third A&R Program provides that no awards can be granted after May 28, 2028.
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

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2022	2021	2020
Salaries and employee benefits (1)	$14,651	$20,081	$12,968
General and administrative expenses	810	345	460
Income tax benefit related to stock-based compensation included in net income	4,263	5,539	3,571

(1) Includes $1.2 million of income and $7.8 million and $3.2 million of expense related to cash settled restricted stock units for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units

Restricted stock units are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2020	707,864	$28.35
Granted	257,070	38.89
Vested and converted to common stock	(218,950)	30.65
Forfeited	(18,333)	30.80
Outstanding on December 31, 2021	727,651	31.32
Granted	287,954	34.05
Vested and converted to common stock	(273,565)	32.29
Forfeited	(13,755)	34.63
Outstanding on December 31, 2022	728,285	$31.97

As of December 31, 2022, there was $6.0 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.3 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three-year period. The vesting will vary between 0% - 200% based on the attainment of certain performance and market conditions over the three-year vesting period. Half of the award is based on the achievement of operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards subject to total shareholder return metrics is determined using the Monte Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Performance stock unit activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2020	234,934	$35.09
Granted	106,357	42.07
Vested and converted to common stock	(90,284)	30.60
Forfeited	(18,150)	36.83
Outstanding on December 31, 2021	232,857	39.88
Granted	97,379	49.59
Vested and converted to common stock	(69,784)	52.91
Forfeited	—	—
Outstanding on December 31, 2022	260,452	$40.02

As of December 31, 2022, there was $5.3 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.7 years.

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

The Company recorded phantom stock-based compensation income of $1.2 million and expense of $7.8 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Phantom stock unit activity for the years ended December 31, 2022 and 2021 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2020	351,634
Granted	63,575
Vested	(61,539)
Forfeited	(4,807)
Outstanding on December 31, 2021	348,863
Granted	95,675
Vested	(119,333)
Forfeited	(4,050)
Outstanding on December 31, 2022	321,155

As of December 31, 2022, there was $2.2 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.9 years.

15.    Restructuring

During the year ended December 31, 2020, the Company implemented a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company continued to incur charges related to the 2020 Plan during the year ended December 31, 2021, which primarily related to finalizing a reduction in the Company's real estate footprint.

The Company did not incur any charges under the 2020 Plan during the year ended December 31, 2022 and does not anticipate incurring any future charges under the 2020 Plan.

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

Changes in the restructuring accrual for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2019	3,245	—	—	3,245
Restructuring charges	32,780	18,910	682	52,372
Cash payments	(11,443)	(138)	(682)	(12,263)
Non-cash write-offs	(1,633)	(17,823)	—	(19,456)
Other	(173)	—	—	(173)
Exchange rate fluctuations	(464)	4	—	(460)
Accrual balance at December 31, 2020	22,312	953	—	23,265
Restructuring charges	(183)	3,962	13	3,792
Cash payments	(13,702)	(738)	(13)	(14,453)
Non-cash write-offs	44	(4,190)	—	(4,146)
Exchange rate fluctuations	(77)	13	—	(64)
Accrual balance at December 31, 2021	8,394	—	—	8,394
Cash payments	(4,853)	—	—	(4,853)
Non-cash write-offs	(34)	—	—	(34)
Exchange rate fluctuations	(85)	—	—	(85)
Accrual balance at December 31, 2022	$3,422	$—	$—	$3,422

Restructuring accruals are recorded within current Accrued salaries and benefits in the Consolidated Balance Sheets as of December 31, 2022. Accruals associated with the elimination of certain deferred compensation programs of $4.9 million and $3.6 million are recorded within current and non-current Accrued salaries and benefits, respectively, as of December 31, 2021.

16.    Income Taxes

The sources of income (loss) before income taxes are as follows:

	December 31,
	2022	2021	2020
United States	$57,274	$68,122	$11,346
Foreign	57,962	37,907	(42,744)
Income (loss) before income taxes	$115,236	$106,029	$(31,398)

The provision for income taxes are as follows:

	December 31,
	2022	2021	2020
Current
Federal	$13,405	$21,200	$4,469
State and local	6,748	9,341	1,948
Foreign	8,813	9,802	2,172
Current provision for income taxes	28,966	40,343	8,589

Deferred
Federal	3,702	(3,373)	(2,416)
State and local	1,113	(1,825)	(697)
Foreign	1,969	(1,688)	833
Deferred provision (benefit) for income taxes	6,784	(6,886)	(2,280)
Total provision for income taxes	$35,750	$33,457	$6,309

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 21% is as follows:

	December 31,
	2022	2021	2020
Income tax provision (benefit) at the statutory U.S. federal rate	$24,199	$22,266	$(6,594)
State income tax provision, net of federal tax benefit	5,475	4,994	735
Nondeductible expenses, net	4,036	2,833	6,950
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	1,647	1,910	4,470
Establishment (release) of valuation allowance	—	(157)	566
Additional U.S. tax on foreign operations	436	242	115
Other, net	(43)	1,369	67
Total provision for income taxes	$35,750	$33,457	$6,309

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2022	2021
Deferred tax assets attributable to:
Operating lease liability and accrued rent	$16,693	$16,118
Foreign net operating loss carryforwards	14,528	15,555
Accrued compensation and employee benefits	20,776	25,844
Deferred compensation	17,994	21,289
Foreign tax credit carryforwards	5,522	5,382
Other accrued expenses	6,257	3,083
Deferred tax assets, before valuation allowance	81,770	87,271
Valuation allowance	(20,724)	(20,396)
Deferred tax assets, after valuation allowance	61,046	66,875

Deferred tax liabilities attributable to:
Operating lease, right-of-use assets	13,020	12,820
Goodwill	9,493	7,526
Depreciation on property and equipment	3,449	3,169
Other	1,592	1,310
Deferred tax liabilities	27,554	24,825
Net deferred tax assets	$33,492	$42,050

The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance. Certain of the Company’s deferred tax liabilities, based on jurisdictional netting, of $0.5 million and $0.1 million are included in Other non-current liabilities on the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively.

The valuation allowance increased from $20.4 million at December 31, 2021 to $20.7 million at December 31, 2022. The valuation allowance at December 31, 2022 was related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2022, the Company had a net operating loss carryforward of $103.4 million related to its foreign tax filings. Of the $103.4 million net operating loss carryforward, $64.0 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward for periods ranging from five years to indefinitely. The Company also has a foreign tax credit carryforward of $5.5 million subject to a valuation allowance of $5.5 million.

At December 31, 2021, the Company had a net operating loss carryforward of $111.0 million related to its foreign tax filings. Of the $111.0 million net operating loss carryforward, $64.7 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward for periods ranging from five years to indefinitely. The Company also had a foreign tax credit carryforward of $5.4 million subject to a valuation allowance of $5.4 million.

As of December 31, 2022 and 2021, the Company does not have any unrecognized tax benefits, due to the settlement of all previous unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2022	2021	2020
Gross unrecognized tax benefits at January 1,	$—	$416	$130
Gross increases for tax positions of prior years	—	6	500
Gross decreases for tax positions of prior years	—	(14)	(31)
Settlements	—	(408)	(183)
Gross unrecognized tax benefits at December 31,	$—	$—	$416

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The statute of limitations varies by jurisdiction in which the Company operates. Years 2019 through 2021 are subject to examination by the federal and state taxing authorities. The years 2018 and prior are subject to examination in certain foreign and state jurisdictions.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next twelve months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2023.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss).

The Company has elected to account for Global Intangible Low-Taxed Income (“GILTI”) tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2022.

17.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2022, are summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2021	$—	$4,294	$(2,619)	$1,675
Other comprehensive income (loss) before classification, net of tax	(41)	(8,457)	2,634	(5,864)
Balance at December 31, 2022	$(41)	$(4,163)	$15	$(4,189)

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

The revenue, operating income (loss), depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2022	2021	2020
Revenue
Executive Search
Americas	$612,881	$581,440	$361,416
Europe	176,275	170,312	124,243
Asia Pacific	112,766	117,008	79,511
Total Executive Search	901,922	868,760	565,170
On-Demand Talent	91,349	66,636	—
Heidrick Consulting	80,193	67,605	56,445
Revenue before reimbursements	1,073,464	1,003,001	621,615
Reimbursements	10,122	5,473	7,755
Total revenue	$1,083,586	$1,008,474	$629,370

Operating income (loss)
Executive Search
Americas (1)	$164,225	$142,040	$62,806
Europe (2)	19,274	18,424	(22,827)
Asia Pacific (3)	18,687	18,167	(6,724)
Total Executive Search	202,186	178,631	33,255
On-Demand Talent (4)	(3,361)	(9,272)	—
Heidrick Consulting (5)	(7,155)	(16,162)	(28,369)
Total segments	191,670	153,197	4,886
Research and development	(20,414)	—	—
Global Operations Support (6)	(58,990)	(54,933)	(40,415)
Total operating income (loss)	$112,266	$98,264	$(35,529)

Depreciation and amortization
Executive Search
Americas	$3,498	$12,843	$20,937
Europe	1,451	1,802	2,270
Asia Pacific	1,126	1,399	1,837
Total Executive Search	6,075	16,044	25,044
On-Demand Talent	2,669	2,010	—
Heidrick Consulting	878	1,045	953
Total segments	9,622	19,099	25,997
Research and development	524	—	—
Global Operations Support	457	461	659
Total depreciation and amortization	$10,603	$19,560	$26,656

Capital expenditures
Executive Search
Americas	$1,890	$4,487	$4,258
Europe	683	372	409
Asia Pacific	1,497	209	2,015
Total Executive Search	4,070	5,068	6,682
On-Demand Talent	732	—	—
Heidrick Consulting	128	174	116
Total segments	4,930	5,242	6,798
Research and development	4,878	—	—
Global Operations Support	1,326	998	524
Total capital expenditures	$11,134	$6,240	$7,322

(1)Includes $3.9 million and $30.5 million of restructuring charges in 2021 and 2020, respectively.
(2)Includes a $0.1 million restructuring reversal and $8.6 million of restructuring charges in 2021 and 2020, respectively, and $24.5 million of impairment charges in 2020.
(3)Includes a $0.1 million restructuring reversal and $4.6 million of restructuring charges in 2021 and 2020, respectively, and $8.5 million of impairment charges in 2020.

(4)Includes a $0.5 million fair value adjustment to reduce the earnout and an $11.4 million fair value adjustment to increase the earnout in 2022 and 2021, respectively.
(5)Includes $0.4 million and $4.7 million of restructuring charges in 2021 and 2020, respectively.
(6)Includes a $0.2 million restructuring reversal and $4.0 million of restructuring charges in 2021 and 2020, respectively.

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2022	2021
Current assets
Executive Search
Americas	$566,015	$459,077
Europe	82,935	123,865
Asia Pacific	104,445	99,510
Total Executive Search	753,395	682,452
On-Demand Talent	20,237	22,478
Heidrick Consulting	47,154	36,640
Total segments	820,786	741,570
Global Operations Support	3,033	3,818
Total allocated current assets	823,819	745,388
Unallocated non-current assets	207,125	213,717
Goodwill and other intangible assets, net
Executive Search
Americas	91,434	91,566
Europe	1,665	1,995
Asia Pacific	15	33
Total Executive Search	93,114	93,594
On-Demand Talent	51,580	54,099
Heidrick Consulting	—	—
Total goodwill and other intangible assets, net	144,694	147,693
Total assets	$1,175,638	$1,106,798

The only country to account for more than 10% of the Company's net revenue and total long-lived assets is the United States. Net revenue in the United States for the years ended December 31, 2022, 2021 and 2020 was $703.7 million, $650.9 million, and $377.8 million, respectively. Total long-lived assets in the United States as of December 31, 2022 and 2021 were $260.6 million and $257.9 million, respectively.

19.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for office lease agreements and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have use cash to fulfill the obligation if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.6 million as of December 31, 2022. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

21.    Subsequent Events

On February 1, 2023, the Company acquired Atreus Group GmbH ("Atreus"). Atreus is one of the leading providers of executive interim management in Germany. Total initial consideration is comprised of $33.5 million paid in the 2023 first quarter and an estimated subsequent payment, which the Company estimates to be between $9.0 million and $13.0 million, to be paid in 2023 upon the completion of Atreus' statutory audit for the year ended December 31, 2022, subject to customary working capital adjustments. The former owners of Atreus are also eligible to receive additional cash consideration, which the Company estimates to be between $30.0 million and $40.0 million on the acquisition date, based on the achievement of certain revenue and operating income milestones for the period from acquisition through 2025.

On February 24, 2023, the Company entered into the Second Amendment (as amended, the “Second Amendment”) to the Credit Agreement by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment replaced the interest rate benchmark, from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). At the Company’s option, borrowings under the Second Amendment will bear interest at one-, three- or six-month Term SOFR, or an alternate base rate as set forth in the Second Amendment, in each case plus an applicable margin. Other than the foregoing, the material terms of the Credit Agreement, as amended by the First Amendment remain unchanged.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.

The Company’s independent registered public accounting firm, RSM US LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item relating to our directors, executive officers and corporate governance will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 25, 2023 (the "2023 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Information required by this Item relating to securities authorized for issuance under our equity compensation plans is presented below.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2022, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program, see Note 14, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,249,189	(1)	$—	78,344
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	1,249,189		—	78,344

(1)Includes 728,285 restricted stock units and 520,904 performance stock units and no options. The performance stock units represent the maximum amount of shares to be awarded, and accordingly, may overstate expected dilution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions and director independence will be in included the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the captions “Fees Paid to Auditor” and "Audit & Finance Committee Policy and Procedures" in our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

        See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

 2.    Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.01	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.01	4/27/2020

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.02	4/27/2020

3.03	Amended and Restated By-laws of the Registrant	8-K	3.1	12/19/2022

4.01	Specimen Stock Certificate	S-4	4.01	2/12/1999

*4.02	Description of Securities	10-K	4.02	2/24/2020

10.01	Employment Agreement of Richard W. Greene **	8-K	99.01	3/27/2015

10.02	Employment Agreement of Krishnan Rajagopalan dated April 9, 2015**	8-K	99.1	4/20/2015

10.03	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010**	8-K	10.1	10/25/2011

10.04	2007 Heidrick & Struggles GlobalShare Program**	DEF 14A	App. A	4/25/2011

10.05	Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008**	10-K	10.20	2/27/2009

10.06	Form of Non-Qualified Stock Option Grant Agreement**	8-K	10.5	2/5/2012

10.07	Form of Restricted Stock Unit Participation Agreement **	8-K	10.3	2/5/2012

10.08	Form of Performance Stock Unit Participation Agreement **	8-K	10.4	2/5/2012

10.09	Form of Non-Employee Director Restricted Stock Unit Participation Agreement **	10-K	10.19	3/14/2012

10.10	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan**	10-K	10.10	3/10/2006

10.11	Heidrick & Struggles International, Inc. Deferred Compensation Plan **	S-8	4.1	2/8/2002

10.12	First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan **	10-K	10.25	2/27/2009

10.13	Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation Plan - Amended and Restated as of September 30, 2016 **	8-K	2.1	10/5/2016

10.14	Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 **	8-K	10.2	1/5/2012

10.15	Business Protection Agreement by and between Heidrick & Struggles (UK) Limited and Mr. Colin Price dated January 18, 2016 **	8-K	99.2	1/19/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.16	Amended and Restated 2012 Heidrick & Struggles GlobalShare Plan**	DEF 14A	App. A	4/18/2014

10.17	Employment Agreement of Krishnan Rajagopalan dated September 21, 2017**	8-K	99.1	9/21/2017

10.18	Employment Agreement between Heidrick & Struggles International, Inc. and Kamau Coar dated January 4, 2018 **	8-K	10.1	1/10/2018

10.19	Employment Agreement between Heidrick & Struggles International, Inc. Andrew LeSueur dated January 9, 2018 **	8-K	10.2	1/10/2018

10.20	Heidrick & Struggles International, Inc. Management Severance Pay Plan as amended and restated effective December 31, 2017	8-K	10.3	1/10/2018

10.21	Employment Agreement between Heidrick & Struggles International, Inc. and Mark Harris dated March 19, 2018 **	8-K	99.1	3/21/2018

10.22	Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program**	DEF 14A	App. A	5/11/2018

10.23	Form of Phantom Stock Unit Participation Agreement **	10-Q	10.1	10/29/2018

10.24	Form of Restricted Stock Unit Participation Agreement **	10-Q	10.1	10/29/2018

10.25	Employment Agreement between Heidrick & Struggles International, Inc. and Sarah Payne dated December 5, 2018 **	8-K	10.1	12/6/2018

10.26	Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated February 6, 2019 **	8-K	10.1	2/8/2019

10.27	Form of Performance Stock Unit Participation Agreement **	10-Q	10.1	7/29/2019

10.28	Form of Performance Stock Unit Participation Agreement **	10-K	10.53	7/24/2020

10.29	Form of Restricted Stock Unit Participation Agreement **	10-Q	10.1	7/27/2020

10.30	Form of Performance Stock Unit Participation Agreement **	10-Q	10.2	7/27/2020

10.31	Form of Non-Employee Director Restricted Stock Unit Participation Agreement **	10-Q	10.3	7/27/2020

10.32	Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program**	S-8		6/22/2020

10.33	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description As Amended and Restated effective December 31, 2020**	10-K	10.58	2/24/2021

10.34	Separation Agreement and General Release, dated June 30, 2021, by and between Heidrick & Struggles International, Inc. and Kamau Coar**	8-K	10.1	7/2/2021

10.35	First Amendment to Credit Agreement, dated July 13, 2021, by and among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers Party Thereto, the Lenders Party Thereto and Bank of America, N.A.	8-K	10.1	7/19/2021

10.36	Director and Officer Indemnification Agreement	10-Q	10.1	10/25/2021

10.37	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as amended and restated effective April 12, 2022**	8-K	10.1	4/15/2022

10.38	Employment Agreement between Heidrick & Struggles International, Inc. and Tracey Heaton dated October 31, 2021**	10-Q	10.1	4/25/2022

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.39	Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated April 25, 2022**	10-Q	10.1	7/25/2022

*10.40	Second Amendment to Credit Agreement, dated February 24, 2023, by and among Heidrick & Struggles International, Inc, the Foreign Subsidiary Borrowers Party party hereto, the other Subsidiary Guarantors party hereto, the Lenders party hereto and Bank of America, N.A., as administrative agent	10-K	10.40	2/27/2023

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm - RSM US LLP

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Denotes a management contract or compensatory plan or arrangement.
†    Furnished herewith.

(b)SEE EXHIBIT INDEX ABOVE

(c)FINANCIAL STATEMENTS NOT PART OF ANNUAL REPORT

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/s/ Stephen A. Bondi
By:		Stephen A. Bondi
Title:		Vice President, Controller
Date:	February 27, 2023	(Duly authorized on behalf of the registrant and in his capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27 , 2023.

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