Form 10-Q
period 2023-03-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2023-04-24
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of April 21, 2023, there were 20,027,637 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Current assets
Cash and cash equivalents	$204,691	$355,447
Marketable securities	—	266,169
Accounts receivable, net of allowances of $7,248 and $6,643, respectively	160,092	126,437
Prepaid expenses	31,529	24,098
Other current assets	42,830	40,722
Income taxes recoverable	7,190	10,946
Total current assets	446,332	823,819

Non-current assets
Property and equipment, net	32,517	30,207
Operating lease right-of-use assets	69,589	71,457
Assets designated for retirement and pension plans	11,479	11,332
Investments	42,547	34,354
Other non-current assets	31,666	25,788
Goodwill	197,711	138,361
Other intangible assets, net	25,263	6,333
Deferred income taxes	34,361	33,987
Total non-current assets	445,133	351,819

Total assets	$891,465	$1,175,638

Current liabilities
Accounts payable	$16,975	$14,613
Accrued salaries and benefits	140,056	451,161
Deferred revenue	43,345	43,057
Operating lease liabilities	20,584	19,554
Other current liabilities	33,318	56,016
Income taxes payable	5,896	4,076
Total current liabilities	260,174	588,477

Non-current liabilities
Accrued salaries and benefits	48,138	59,467
Retirement and pension plans	56,882	48,456
Operating lease liabilities	60,851	63,299
Other non-current liabilities	36,778	5,293
Deferred income taxes	7,530	—
Total non-current liabilities	210,179	176,515

Total liabilities	470,353	764,992

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,037,959 and 19,866,287 shares issued, 20,027,637 and 19,861,207 shares outstanding at March 31, 2023 and December 31, 2022, respectively	200	199
Treasury stock at cost, 10,322 and 5,080 shares at March 31, 2023 and December 31, 2022, respectively	(354)	(191)
Additional paid in capital	244,341	246,630
Retained earnings	180,671	168,197
Accumulated other comprehensive loss	(3,746)	(4,189)
Total stockholders’ equity	421,112	410,646

Total liabilities and stockholders’ equity	$891,465	$1,175,638
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Revenue before reimbursements (net revenue)	$239,317	$283,861
Reimbursements	2,802	1,676
Total revenue	242,119	285,537

Operating expenses
Salaries and benefits	158,859	201,445
General and administrative expenses	34,327	29,794
Cost of services	22,832	17,988
Research and development	5,528	4,402
Reimbursed expenses	2,802	1,676
Total operating expenses	224,348	255,305

Operating income	17,771	30,232

Non-operating income (expense)
Interest, net	3,249	110
Other, net	1,809	(2,471)
Net non-operating income (expense)	5,058	(2,361)

Income before income taxes	22,829	27,871

Provision for income taxes	7,243	9,404

Net income	15,586	18,467

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	402	(1,082)
Net unrealized gain on available-for-sale investments	41	—
Other comprehensive income (loss), net of tax	443	(1,082)

Comprehensive income	$16,029	$17,385

Weighted-average common shares outstanding
Basic	19,904	19,624
Diluted	20,569	20,511

Earnings per common share
Basic	$0.78	$0.94
Diluted	$0.76	$0.90

Cash dividends paid per share	$0.15	$0.15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	19,866	$199	5	$(191)	$246,630	$168,197	$(4,189)	$410,646
Net income	—	—	—	—	—	15,586	—	15,586
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,853	—	—	1,853
Vesting of equity awards, net of tax withholding	172	1	—	—	(4,142)	—	—	(4,141)
Clawback of equity awards	—	—	5	(163)	—	—	—	(163)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,006)	—	(3,006)
Dividend equivalents on restricted stock units	—	—	—	—	—	(106)	—	(106)
Balance at March 31, 2023	20,038	$200	10	$(354)	$244,341	$180,671	$(3,746)	$421,112

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,597	$196	5	$(191)	$233,163	$101,177	$1,675	$336,020
Net income	—	—	—	—	—	18,467	—	18,467
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,082)	(1,082)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,698	—	—	3,698
Vesting of equity awards, net of tax withholding	126	1	—	—	(3,220)	—	—	(3,219)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,940)	—	(2,940)
Dividend equivalents on restricted stock units	—	—	—	—	—	(179)	—	(179)
Balance at March 31, 2022	19,723	$197	5	$(191)	$233,641	$116,525	$593	$350,765

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2023	2022
Cash flows - operating activities
Net income	$15,586	$18,467
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,873	2,620
Deferred income taxes	6,669	(477)
Stock-based compensation expense	1,853	3,698
Accretion expense related to earnout payments	191	271
Gain on marketable securities	(1,645)	—
Loss on disposal of property and equipment	130	167
Changes in assets and liabilities:
Accounts receivable	(24,332)	(53,142)
Accounts payable	(1,137)	(4,156)
Accrued expenses	(325,975)	(227,424)
Deferred revenue	147	4,137
Income taxes recoverable and payable, net	(3,083)	5,028
Retirement and pension plan assets and liabilities	6,070	3,497
Prepaid expenses	(7,135)	(9,081)
Other assets and liabilities, net	(8,243)	(5,801)
Net cash used in operating activities	(337,031)	(262,196)

Cash flows - investing activities
Acquisition of business, net of cash acquired	(29,907)	—
Capital expenditures	(3,808)	(1,804)
Purchases of marketable securities and investments	(6,172)	(5,011)
Proceeds from sales of marketable securities and investments	267,965	763
Net cash provided by (used in) investing activities	228,078	(6,052)

Cash flows - financing activities
Cash dividends paid	(3,112)	(3,119)
Payment of employee tax withholdings on equity transactions	(4,141)	(3,219)
Acquisition earnout payments	(35,946)	—
Net cash used in financing activities	(43,199)	(6,338)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,396	(2,671)

Net decrease in cash, cash equivalents and restricted cash	(150,756)	(277,257)
Cash, cash equivalents and restricted cash at beginning of period	355,489	545,259
Cash, cash equivalents and restricted cash at end of period	$204,733	$268,002

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2023 and December 31, 2022, the results of operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

2.    Summary of Significant Accounting Policies

A complete listing of the Company’s significant accounting policies is discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue Recognition

See Note 3, Revenue.

Cost of Services

Cost of services consists of third-party contractor costs related to the delivery of various services in the Company's On-Demand Talent and Heidrick Consulting operating segments.

Research and Development

Research and development (“R&D”) expense consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with the development of new technologies to enhance existing products and services and to expand the range of the Company's offerings. The benefits from the Company's R&D efforts are intended to be utilized to develop and enhance new and existing services and products across the Company's current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that the Company may embark upon in the future from time to time.

Marketable Securities

The Company’s marketable securities consist of available-for-sale debt securities with original maturities exceeding three months.

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of March 31, 2023 and 2022, and December 31, 2022 and 2021:

	March 31,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$204,691	$267,986	$355,447	$545,225
Restricted cash included within other non-current assets	42	16	42	34
Total cash, cash equivalents and restricted cash	$204,733	$268,002	$355,489	$545,259

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Net income	$15,586	$18,467
Weighted average shares outstanding:
Basic	19,904	19,624
Effect of dilutive securities:
Restricted stock units	501	650
Performance stock units	164	237
Diluted	20,569	20,511
Basic earnings per share	$0.78	$0.94
Diluted earnings per share	$0.76	$0.90

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2022 to March 31, 2023:

	March 31, 2023	December 31, 2022	Change
Contract assets
Unbilled receivables, net	$13,322	$13,940	$(618)
Contract assets	20,164	21,348	(1,184)
Total contract assets	33,486	35,288	(1,802)

Contract liabilities
Deferred revenue	$43,345	$43,057	$288

During the three months ended March 31, 2023, the Company recognized revenue of $28.5 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the three months ended March 31, 2023 from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $9.5 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2022	$6,643
Provision for credit losses	1,970
Write-offs	(1,374)
Foreign currency translation	9
Balance at March 31, 2023	$7,248

There were no investments with unrealized losses at March 31, 2023. At December 31, 2022, the fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

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

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	March 31, 2023	December 31, 2022
Leasehold improvements	$41,671	$40,829
Office furniture, fixtures and equipment	14,531	14,322
Computer equipment and software	32,436	30,085
Property and equipment, gross	88,638	85,236
Accumulated depreciation	(56,121)	(55,029)
Property and equipment, net	$32,517	$30,207

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2.0 million and $1.8 million, respectively.

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

As most of the Company's leases do not provide an implicit interest rate, the Company utilizes an incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. The Company has a centrally managed treasury function and, therefore, a portfolio approach is applied in determining the incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a fully collateralized basis over a similar term in an amount equal to the total lease payments in a similar economic environment.

Office leases have remaining lease terms that range from less than one year to 10.3 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 5.3 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$4,525	$4,358
Variable lease cost	1,916	$1,161
Total lease cost	$6,441	$5,519

Supplemental cash flow information related to the Company's operating leases is as follows for the three months ended March 31:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,811	$5,044
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,570	$281

The weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, are as follows:

	2023	2022
Weighted Average Remaining Lease Term
Operating leases	6.3 years	6.3 years
Weighted Average Discount Rate
Operating leases	3.49%	3.25%

The future maturities of the Company's operating lease liabilities as of March 31, 2023, for the years ended December 31 are as follows:

Operating Lease Maturity
2023	$14,468
2024	19,988
2025	12,448
2026	10,926
2027	8,311
Thereafter	24,693
Total lease payments	90,834
Less: Interest	9,399
Present value of lease liabilities	$81,435

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

Cash and Cash Equivalents
Balance at March 31, 2023
Cash	$154,519

Level 1(1):
Money market funds	50,172
Total Level 1	50,172

Total	$204,691

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2022
Cash					$247,198	$—

Level 1(1):
Money market funds					62,338	—
U.S. Treasury securities	$312,121	$15	$(56)	$312,080	45,911	266,169
Total Level 1	312,121	15	(56)	312,080	108,249	266,169

Total	$312,121	$15	$(56)	$312,080	$355,447	$266,169

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $35.2 million and $29.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at March 31, 2023

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$42,547	$—	$—	$42,547	$—	$—

Level 2(2):
Retirement and pension plan assets	12,748	1,269	11,479	—	—	—
Pension benefit obligation	(14,132)	—	—	—	(1,269)	(12,863)
Total Level 2	(1,384)	1,269	11,479	—	(1,269)	(12,863)

Total	$41,163	$1,269	$11,479	$42,547	$(1,269)	$(12,863)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2022

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$34,354	$—	$—	$34,354	$—	$—

Level 2(2):
Retirement and pension plan assets	12,584	1,252	11,332	—	—	—
Pension benefit obligation	(13,951)	—	—	—	(1,252)	(12,699)
Total Level 2	(1,367)	1,252	11,332	—	(1,252)	(12,699)

Total	$32,987	$1,252	$11,332	$34,354	$(1,252)	$(12,699)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Contingent Consideration and Compensation

The former owners of the Company's acquired businesses are eligible to receive contingent consideration or additional cash compensation based on the attainment of certain operating metrics or performance criteria in the periods subsequent to acquisition. Contingent consideration and compensation are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration and compensation using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the three months ended March 31, 2023:

	Earnout	Contingent Compensation
Balance at December 31, 2022	$(36,010)	$(8,192)
Acquisition earnout (See Note 8, Acquisitions)	(31,995)	—
Earnout accretion	(191)	—
Compensation expense	—	(1,659)
Earnout payments	35,946	—
Foreign currency translation	14	(339)
Balance at March 31, 2023	$(32,236)	$(10,190)

Earnout accruals of zero and $36.0 million were recorded within Other current liabilities as of March 31, 2023 and December 31, 2022, respectively, and earnout accruals of $32.2 million and zero were recorded within Other non-current liabilities as of March 31, 2023 and December 31, 2022, respectively. Contingent compensation accruals of $6.1 million and $1.5 million are recorded within current Accrued salaries and benefits as of March 31, 2023 and December 31, 2022, respectively, and contingent compensation accruals of $4.1 million and $6.7 million are recorded within non-current Accrued salaries and benefits as of March 31, 2023 and December 31, 2022, respectively.

8.    Acquisitions

On February 1, 2023, the Company acquired Atreus Group GmbH ("Atreus"), a leading provider of executive interim management in Germany. The Company paid $33.4 million in the first quarter of 2023, with a subsequent estimated payment of between $9.0 million and $13.0 million to be paid in 2023 upon the completion of Atreus' statutory audit for the year ended December 31, 2022, for all of the outstanding equity of Atreus. The former owners of Atreus are eligible to receive additional cash consideration, which the Company estimated on the acquisition date to be between $30.0 million and $40.0 million, based on the achievement of certain revenue and operating income milestones for the period from the acquisition date through 2025. When estimating the present value of future cash consideration, the Company accrued an estimated $32.0 million as of the acquisition date for the earnout liability. The Company recorded an estimated $11.3 million for customer relationships, $6.9 million for software, $2.5 million for a trade name and $59.2 million of goodwill. Goodwill is primarily related to the acquired workforce and strategic fit and is not deductible for tax purposes. The consideration transferred was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. The measurement period for purchase price allocation ends when information on the facts and circumstances becomes available, not to exceed twelve months, and the Company expects to finalize its measurements for the acquisition during the second quarter of 2023. As of March 31, 2023, the allocations remain preliminary with regard to customer relationships, software, trade name, goodwill and earnout liability.

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	March 31, 2023	December 31, 2022
Executive Search
Americas	$91,527	$91,383
Europe	1,468	1,449
Total Executive Search	92,995	92,832
On-Demand Talent	104,716	45,529
Total goodwill	$197,711	$138,361

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the three months ended March 31, 2023, are as follows:

	Executive Search		On-Demand Talent
	Americas	Europe		Total
Balance at December 31, 2022	91,383	1,449	45,529	138,361
Atreus acquisition	—	—	59,219	59,219
Foreign currency translation	144	19	(32)	131
Balance at March 31, 2023	$91,527	$1,468	$104,716	$197,711
In February 2023, the Company acquired Atreus and recorded an estimated $59.2 million of goodwill related to the acquisition in the On-Demand Talent operating segment.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	March 31, 2023	December 31, 2022
Executive Search
Americas	$44	$51
Europe	179	216
Asia Pacific	11	15
Total Executive Search	234	282
On-Demand Talent	25,029	6,051
Total other intangible assets, net	$25,263	$6,333

In February 2023, the Company acquired Atreus and recorded estimated customer relationships short-term, customer relationships long-term, software and trade name intangible assets in the On-Demand Talent operating segment of $6.0 million, $5.3 million, $6.9 million and $2.5 million, respectively. The combined estimated weighted-average amortization period for the acquired intangible assets is 6.2 years with estimated amortization periods of 5.0, 14.0, 3.0 and 3.0 years for the customer relationships short-term, customer relationships long-term, software and trade name, respectively.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	March 31, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9.7	$22,072	$(7,036)	$15,036	$10,720	$(6,164)	$4,556
Trade name	3.0	4,501	(1,857)	2,644	2,406	(1,925)	481
Software	3.0	10,049	(2,466)	7,583	3,110	(1,814)	1,296
Total intangible assets	7.0	$36,622	$(11,359)	$25,263	$16,236	$(9,903)	$6,333

Intangible asset amortization expense for the three months ended March 31, 2023 and 2022 was $1.9 million and $0.8 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of March 31, 2023, for the following years ended December 31 is as follows:

2023	$6,659
2024	7,032
2025	5,565
2026	2,080
2027	1,265
Thereafter	2,662
Total	$25,263

10.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	March 31, 2023	December 31, 2022
Contract assets	$33,486	$35,288
Other	9,344	5,434
Total other current assets	$42,830	$40,722

The components of other current liabilities are as follows:

	March 31, 2023	December 31, 2022
Earnout liability	$—	$36,010
Other	33,318	20,006
Total other current liabilities	$33,318	$56,016

The components of other non-current liabilities are as follows:

	March 31, 2023	December 31, 2022
Earnout liability	$32,236	$—
Other	4,542	5,293
Total other non-current liabilities	$36,778	$5,293

11.    Line of Credit

On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13,2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment replaced the interest rate benchmark, from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month Term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Second Amendment provided the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. Other than the foregoing, the material terms of the Amended Credit Agreement remain unchanged. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

12.    Stock-Based Compensation

The Company's Third Amended and Restated Heidrick & Struggles 2012 GlobalShare Program (the "Third A&R Program") provides for grants of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based compensation awards that are valued based upon the grant date fair value of the awards. These awards may be granted to directors, selected employees and independent contractors.

As of March 31, 2023, 3,796,496 awards have been issued under the Third A&R Program, including 768,409 forfeited awards, and 321,913 shares remain available for future awards. The Third A&R Program provides that no awards can be granted after May 28, 2028.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended March 31,
	2023	2022
Salaries and benefits (1)	$2,597	$2,904
Income tax benefit related to stock-based compensation included in net income	715	790

(1) Includes $0.8 million of expense and $0.8 million of income related to cash-settled restricted stock units for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Units

Restricted stock units are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the three months ended March 31, 2023 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2022	728,285	$31.97
Granted	—	—
Vested and converted to common stock	(171,420)	33.07
Forfeited	(9,777)	29.55
Outstanding on March 31, 2023	547,088	$31.67

As of March 31, 2023, there was $4.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.1 years.

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

Performance stock unit activity for the three months ended March 31, 2023 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2022	260,452	$40.02
Granted	26,660	33.27
Vested and converted to common stock	(124,743)	31.51
Forfeited	—	—
Outstanding on March 31, 2023	162,369	$45.46

As of March 31, 2023, there was $4.3 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.6 years.

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

The Company recorded phantom stock-based compensation expense of $0.8 million and income of $0.8 million during the three months ended March 31, 2023 and 2022, respectively.

Phantom stock unit activity for the three months ended March 31, 2023 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2022	321,155
Granted	—
Vested	—
Forfeited	(9,775)
Outstanding on March 31, 2023	311,380

As of March 31, 2023, there was $1.9 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.8 years.

13. Restructuring

During the year ended December 31, 2020, the Company implemented a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company did not incur any charges during the three months ended March 31, 2023 and 2022 and does not anticipate incurring any future charges under the 2020 Plan.

Changes in the restructuring accrual for the three months ended March 31, 2023 were as follows:

Employee Related
Accrual balance at December 31, 2022	3,422
Cash payments	(3,516)
Non-cash write-offs	—
Exchange rate fluctuations	94
Accrual balance at March 31, 2023	$—

Restructuring accruals associated with the elimination of certain deferred compensation programs of $3.4 million were recorded within current Accrued salaries and benefits in the Consolidated Balance Sheets as of December 31, 2022.

14.    Income Taxes

The Company reported income before taxes of $22.8 million and an income tax provision of $7.2 million for the three months ended March 31, 2023. The Company reported income before taxes of $27.9 million and an income tax provision of $9.4 million for the three months ended March 31, 2022. The effective tax rates for the three months ended March 31, 2023 and 2022, were 31.7% and 33.7%, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022, were each impacted by one-time items and the mix of income.

15.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2023 are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2022	$(41)	$(4,163)	$15	$(4,189)
Other comprehensive income before reclassification, net of tax	41	402	—	443
Balance at March 31, 2023	$—	$(3,761)	$15	$(3,746)

16.    Segment Information

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

Revenue and operating income by segment are as follows:

	Three Months Ended March 31,
	2023	2022
Revenue
Executive Search
Americas	$127,327	$162,553
Europe	38,931	49,745
Asia Pacific	24,229	30,251
Total Executive Search	190,487	242,549
On-Demand Talent	31,117	23,381
Heidrick Consulting	17,713	17,931
Revenue before reimbursements (net revenue)	239,317	283,861
Reimbursements	2,802	1,676
Total revenue	$242,119	$285,537

	Three Months Ended March 31,
	2023	2022
Operating income (loss)
Executive Search
Americas	$38,699	$39,851
Europe	1,712	5,403
Asia Pacific	3,282	5,054
Total Executive Search	43,693	50,308
On-Demand Talent	(4,364)	(582)
Heidrick Consulting	(3,116)	(2,084)
Total segment operating income	36,213	47,642
Research and Development	(5,528)	(4,402)
Global Operations Support	(12,914)	(13,008)
Total operating income	$17,771	$30,232

17.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.6 million as of March 31, 2023. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

19.    Subsequent Event

On April 1, 2023, the Company acquired businessfourzero, a next generation consultancy specializing in developing and implementing purpose-driven change. Initial consideration of $9.5 million was paid in the second quarter of 2023 with an anticipated future payment in 2026, based on the achievement of certain revenue and operating income metrics for the period from the acquisition date through 2025, which the Company estimates to be between $4.0 million and $8.0 million as of the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. . Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “projects,” “forecasts,” and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data; the impacts, direct and indirect, of the COVID-19 pandemic (including the emergence of variant strains) or other highly infectious or contagious disease on our business, our consultants and employees, and the overall economy; the aggressive competition we face; the fact that our net revenue may be affected by adverse economic conditions including inflation, the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine and the risks of an expansion or escalation of that conflict; unfavorable tax law changes and tax authority rulings; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; and the fact that we have anti-takeover provisions that could make an acquisition of us difficult and expensive. We caution the reader that the list of factors may not be exhaustive. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading "Risk Factors" in Item 1A, and any subsequent Company filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business. Heidrick & Struggles International, Inc. (the "Company," "we," "us," or "our") is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide to help them to improve the effectiveness of their leadership teams. We provide our services to a broad range of clients through the expertise of over 500 consultants located in major cities around the world. The Company and its predecessors have been leadership advisors for more than 65 years.

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

On-Demand Talent. Our on-demand talent services provide clients seamless, on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. Our unique model delivers the right independent talent on demand by blending proprietary data and technology with a dedicated Talent Solutions team.

Heidrick Consulting. As a complement and extension of our search services, we partner with organizations through Heidrick Consulting to provide advisory services related to leadership assessment and development, organization and team effectiveness, and culture shaping. Our tools and experts use data and technology to bring science to the art of human capital development and organizational design. Our services allow our clients to accelerate their strategies and the effectiveness of individual leaders, teams and organizations as a whole.

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

Second Quarter 2023 Outlook

The Company expects 2023 second quarter consolidated net revenue of between $260 million and $280 million, while acknowledging that continued fluidity in external factors such as foreign exchange and interest rate environments, foreign conflicts, inflation and macroeconomic constraints on pricing actions may impact quarterly results. In addition, this outlook is based on the average currency rates in March 2023 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive Search confirmations, On-Demand Talent projects, and Heidrick Consulting assignments, consultant productivity, consultant retention, and the seasonality of the business, along with the current backlog.

The Company's 2023 second quarter guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our 2022 Annual Report on Form 10-K, as updated in our subsequent quarterly reports on Form 10-Q and in our other filings with the SEC. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended March 31,
	2023	2022
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	1.2	0.6
Total revenue	101.2	100.6

Operating expenses
Salaries and benefits	66.4	71.0
General and administrative expenses	14.3	10.5
Cost of services	9.5	6.3
Research and development	2.3	1.6
Restructuring charges	—	—
Reimbursed expenses	1.2	0.6
Total operating expenses	93.7	89.9

Operating income	7.4	10.7

Non-operating income (expense)
Interest, net	1.4	—
Other, net	0.8	(0.9)
Net non-operating income (expense)	2.1	(0.8)

Income before income taxes	9.5	9.8

Provision for income taxes	3.0	3.3

Net income	6.5%	6.5%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Executive Search
Americas	$127,327	$162,553
Europe	38,931	49,745
Asia Pacific	24,229	30,251
Total Executive Search	190,487	242,549
On-Demand Talent	31,117	23,381
Heidrick Consulting	17,713	17,931
Revenue before reimbursements (net revenue)	239,317	283,861
Reimbursements	2,802	1,676
Total revenue	$242,119	$285,537

	Three Months Ended March 31,
	2023	2022
Operating income (loss)
Executive Search
Americas	$38,699	$39,851
Europe	1,712	5,403
Asia Pacific	3,282	5,054
Total Executive Search	43,693	50,308
On-Demand Talent	(4,364)	(582)
Heidrick Consulting	(3,116)	(2,084)
Total segment operating income	36,213	47,642
Research and Development	(5,528)	(4,402)
Global Operations Support	(12,914)	(13,008)
Total operating income	$17,771	$30,232

Three Months Ended March 31, 2023 Compared to the Three Months March 31, 2022

Total revenue. Consolidated total revenue decreased $43.4 million, or 15.2%, to $242.1 million for the three months ended March 31, 2023, from $285.5 million for the three months ended March 31, 2022. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $44.5 million, or 15.7%, to $239.3 million for the three months ended March 31, 2023, from $283.9 million for the three months ended March 31, 2022. Foreign exchange rate fluctuations negatively impacted results by $5.5 million, or 1.9%. Executive Search net revenue was $190.5 million for the three months ended March 31, 2023, a decrease of $52.1 million, or 21.5%, compared to the three months ended March 31, 2022. The decrease in Executive Search net revenue was primarily due to a decrease in the volume of executive search confirmations. On-Demand Talent net revenue was $31.1 million for the three months ended March 31, 2023, an increase of $7.7 million, or 33.1%, compared to the three months ended March 31, 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus Group GmbH ("Atreus") in February 2023, partially offset by a decrease in the volume of legacy on-demand projects. Heidrick Consulting net revenue was $17.7 million for the three months ended March 31, 2023, a decrease of $0.2 million, or 1.2%, compared to the three months ended March 31, 2022. The decrease in Heidrick Consulting revenue was primarily due to a decrease in leadership assessment and development consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 432 and 78, respectively, as of March 31, 2023, compared to 394 and 70, respectively, as of March 31, 2022. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.8 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. The average revenue per executive search was consistent with the prior year at approximately $124,000.

Salaries and benefits. Consolidated salaries and benefits expense decreased $42.6 million, or 21.1%, to $158.9 million for the three months ended March 31, 2023, from $201.4 million for the three months ended March 31, 2022. Fixed compensation increased $13.1 million due to base salaries and payroll taxes, the deferred compensation plan, and retirement and benefits, as well as the acquisition of Atreus, partially offset by decreases in talent acquisition and retention costs, and stock compensation. Variable compensation decreased $55.7 million due to lower bonus accruals related to decreased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $3.7 million, or 1.8%.

For the three months ended March 31, 2023, we had an average of 2,154 employees compared to an average of 1,900 employees for the three months ended March 31, 2022.

As a percentage of net revenue, salaries and benefits expense was 66.4% for the three months ended March 31, 2023, compared to 71.0% for the three months ended March 31, 2022.

General and administrative expenses. Consolidated general and administrative expenses increased $4.5 million, or 15.2%, to $34.3 million for the three months ended March 31, 2023, from $29.8 million for the three months ended March 31, 2022. The increase in general and administrative expenses was due to business development travel, intangible amortization, earnout accretion, office occupancy, information technology, professional services, and the acquisition of Atreus, partially offset by a decrease in hiring fees. Foreign exchange rate fluctuations positively impacted results by $0.6 million, or 2.2%.

As a percentage of net revenue, general and administrative expenses were 14.3% for the three months ended March 31, 2023, compared to 10.5% for the three months ended March 31, 2022.

Cost of services. Consolidated cost of services increased $4.8 million, or 26.9%, to $22.8 million for the three months ended March 31, 2023, from $18.0 million for the three months ended March 31, 2022. The increase was primarily due to the acquisition of Atreus, and the mix of Heidrick Consulting projects that required external third-party consultants. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 2.4%.

As a percentage of net revenue, cost of services was 9.5% for the three months ended March 31, 2023, compared to 6.3% for the three months ended March 31, 2022.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. The results of our R&D efforts will be utilized to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator which we are beta testing. Consolidated R&D expense increased $1.1 million, or 25.6%, to $5.5 million for the three months ended March 31, 2023, from $4.4 million for the three months ended March 31, 2022. R&D expense consists of payroll, employee benefits, stock-based compensation other employee expenses and third-party professional fees associated with new product development.

Operating income. Consolidated operating income was $17.8 million for the three months ended March 31, 2023, compared to $30.2 million for the three months ended March 31, 2022. Foreign exchange rate fluctuations negatively impacted operating income by $0.7 million, or 2.4%.

Net non-operating income (expense). Net non-operating income was $5.1 million for the three months ended March 31, 2023, compared to a loss of $2.4 million for the three months ended March 31, 2022.

Interest, net, was $3.2 million of income for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $1.8 million of income for the three months ended March 31, 2023, compared to $2.5 million of loss for the three months ended March 31, 2022. The income in the current year is primarily due to unrealized gains on the deferred compensation plan compared to unrealized losses in the prior period. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas segment reported net revenue of $127.3 million for the three months ended March 31, 2023, a decrease of 21.7% from $162.6 million for the three months ended March 31, 2022. The decrease in net revenue was primarily due to a 30.0% decrease in the number of executive search engagements. The decrease in net revenue spanned all practice groups except the Social Impact practice group, which exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $0.3 million, or 0.2%. There were 224 Executive Search consultants in the Americas segment at March 31, 2023, compared to 205 at March 31, 2022.

Salaries and benefits expense decreased $35.2 million, or 31.3%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Fixed compensation increased $4.4 million due to the deferred compensation plan, retirement and benefits, and stock compensation, partially offset by a decrease in talent acquisition and retention costs. Variable compensation decreased $39.6 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $1.1 million, or 11.0%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to bad debt, business development travel, and office occupancy, partially offset by decreases in professional fees and marketing.

The Americas reported operating income of $38.7 million for the three months ended March 31, 2023, a decrease of $1.2 million compared to $39.9 million for the three months ended March 31, 2022.

Europe

Europe reported net revenue of $38.9 million for the three months ended March 31, 2023, a decrease of 21.7% from $49.7 million for the three months ended March 31, 2022. The decrease in net revenue was primarily due to a 13.2% decrease in the number of executive search confirmations. The decrease in net revenue spanned all practice groups except the Social Impact and Consumer practice groups, which exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $2.7 million, or 5.4%. There were 130 Executive Search consultants in the Europe segment at March 31, 2023, compared to 116 at March 31, 2022.

Salaries and benefits expense decreased $7.7 million, or 20.1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Fixed compensation increased $3.3 million due to base salaries and payroll taxes, retirement and benefits, and talent acquisition and retention costs, partially offset by a decrease in separation costs. Variable compensation decreased $11.0 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense increased $0.6 million, or 10.2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to business development travel, office occupancy, professional fees, and taxes and licenses, partially offset by a decrease in bad debt.

Europe reported operating income of $1.7 million for the three months ended March 31, 2023, a decrease of $3.7 million compared to $5.4 million for the three months ended March 31, 2022.

Asia Pacific

Asia Pacific reported net revenue of $24.2 million for the three months ended March 31, 2023, a decrease of 19.9% compared to $30.3 million for the three months ended March 31, 2022. The decrease in net revenue was primarily due to a 10.7% decrease in the number of executive search confirmations. The Industrial, Social Impact, and Financial Services practice groups exhibited growth over the prior year. Foreign exchange rate fluctuations negatively impacted results by $1.3 million, or 4.3%. There were 78 Executive Search consultants in the Asia Pacific segment at March 31, 2023, compared to 73 at March 31, 2022.

Salaries and benefits expense decreased $4.4 million, or 20.4%, for the three months ended March 31, 2023, compared to the three months March 31, 2022. Fixed compensation increased $0.8 million due to base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by a decrease in retirement and benefits. Variable compensation decreased $5.2 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.1 million, or 2.9%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to business development travel and taxes and licenses, partially offset by decreases in bad debt and professional fees.
Asia Pacific reported operating income of $3.3 million for the three months ended March 31, 2023, a decrease of $1.8 million compared to $5.1 million for the three months ended March 31, 2022.

On-Demand Talent

On-Demand Talent reported net revenue of $31.1 million for the three months ended March 31, 2023, an increase of 33.1% compared to $23.4 million for the three months ended March 31, 2022. The increase in On-Demand Talent revenue was primarily due the acquisition of Atreus, partially offset by a decrease in the volume of legacy on-demand projects. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 2.5%.

Salaries and benefits expense increased $4.9 million, or 93.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Fixed compensation increased $3.5 million due to base salaries and payroll taxes, including the acquisition of Atreus, and retirement and benefits. Variable compensation increased $1.4 million due to higher bonus accruals related to increased performance.

General and administrative expense increased $1.9 million, or 83.5%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to intangible amortization, including the acquisition of Atreus, professional fees, marketing, office occupancy, and information technology, partially offset by decreases in business development travel and bad debt.

Cost of services increased $4.7 million, or 28.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the acquisition of Atreus.

On-Demand Talent reported an operating loss of $4.4 million for the three months ended March 31, 2023, a decrease of $3.8 million compared to an operating loss of $0.6 million for the three months ended March 31, 2022.

Heidrick Consulting

Heidrick Consulting reported net revenue of $17.7 million for the three months ended March 31, 2023, a decrease of 1.2% compared to $17.9 million for the three months ended March 31, 2022. The decrease in net revenue was primarily due to a 1.3% decrease in the number of consulting engagements. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 3.8%. There were 78 Heidrick Consulting consultants at March 31, 2023 compared to 70 at March 31, 2022.

Salaries and benefits expense increased $0.3 million, or 2.0%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Fixed compensation increased $1.4 million due to base salaries and payroll taxes, retirement and benefits, and the deferred compensation plan. Variable compensation decreased $1.1 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.4 million, or 11.0%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to office occupancy and business development travel, partially offset by a decrease in professional fees.

Cost of services increased $0.2 million, or 9.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to the mix of services provided, including a higher proportion of culture work.

Heidrick Consulting reported an operating loss of $3.1 million for the three months ended March 31, 2023, a decrease of $1.0 million compared to an operating loss of $2.1 million for the three months ended March 31, 2022.

Global Operations Support

Global Operations Support expenses for the three months ended March 31, 2023, decreased $0.1 million, or 0.7%, to $12.9 million from $13.0 million for the three months ended March 31, 2022.

Salaries and benefits expense decreased $0.5 million, or 5.8%, for the three months ended March 31, 2023, due to stock compensation, partially offset by increases in base salaries and payroll taxes, retirement and benefits, and separation costs.

General and administrative expenses increased $0.4 million, or 10.0%, for the three months ended March 31, 2023, due professional fees, information technology, and insurance and bank fees, partially offset by a decrease in hiring fees.

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

We pay the non-deferred portion of annual bonuses in the first half of the year following the year in which they are earned. Employee bonuses are accrued throughout the year and are based on our performance and the performance of the individual employee.

Lines of credit. On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13,2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment replaced the interest rate benchmark, from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month Term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Second Amendment provided the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. Other than the foregoing, the material terms of the Amended Credit Agreement remain unchanged. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at March 31, 2023, December 31, 2022, and March 31, 2022 were $204.7 million, $621.6 million and $268.0 million, respectively. The $204.7 million of cash, cash equivalents and marketable securities at March 31, 2023 includes $142.2 million held by our foreign subsidiaries. A portion of the $142.2 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $337.0 million for the three months ended March 31, 2023, primarily reflecting a decrease in accrued expenses of $326.0 million and an increase in accounts receivable of $24.3 million, partially offset by net income net of non-cash charges of $26.7 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2022 and prior year cash bonus deferrals of $422.0 million, partially offset by 2023 bonus accruals.

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

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $228.1 million for the three months ended March 31, 2023, due to proceeds from sales of marketable securities and investments of $268.0 million, partially offset by the acquisition of Atreus of $29.9 million, purchases of marketable securities and investments of $6.2 million, and capital expenditures of $3.8 million.

Cash used in investing activities was $6.1 million for the three months ended March 31, 2022, due to capital expenditures of $1.8 million related to office build-outs, and the purchase of marketable securities and investments of $5.0 million, partially offset by the proceeds from sales of marketable securities and investments of $1.0 million.

Cash flows used in financing activities. Cash used in financing activities was $43.2 million for the three months ended March 31, 2023, due to the Business Talent Group earnout payment of $35.9 million, employee tax withholding payments on equity transactions of $4.1 million, and dividend payments of $3.1 million.

Cash used in financing activities was $6.3 million for the three months ended March 31, 2022, due to employee tax withholding payments on equity transactions of $3.2 million and dividend payments of $3.1 million.

Off-Balance Sheet Arrangements. We do not have material off-balance sheet arrangements, special purpose entities, trading activities of non-exchange traded contracts or transactions with related parties.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of March 31, 2023, we had aggregate future lease payment obligations of $81.4 million, with $20.6 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of March 31, 2023, we had asset retirement obligations of $2.9 million, with $0.1 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at March 31, 2023. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. As of March 31, 2023, we did not have a liability for uncertain tax positions.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared using accounting principles generally accepted in the United States of America. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 27, 2023, and in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Item 1. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions relate to revenue recognition, income taxes, interim effective tax rate and assessment of goodwill and other intangible assets for impairment. See Application of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Recently Issued and Adopted Financial Accounting Standards

The information presented in Note 2, Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.2 million for the three months ended March 31, 2023. For financial information by segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 18, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2022 Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 24, 2023

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (Duly authorized on behalf of the registrant and in his capacity as Chief Accounting Officer)