Form 10-Q
period 2023-06-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2023-07-31
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of July 28, 2023, there were 20,007,771 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Current assets
Cash and cash equivalents	$217,776	$355,447
Marketable securities	21,240	266,169
Accounts receivable, net of allowances of $6,979 and $6,643, respectively	197,899	126,437
Prepaid expenses	27,401	24,098
Other current assets	50,622	40,722
Income taxes recoverable	8,397	10,946
Total current assets	523,335	823,819

Non-current assets
Property and equipment, net	33,330	30,207
Operating lease right-of-use assets	69,692	71,457
Assets designated for retirement and pension plans	11,552	11,332
Investments	44,357	34,354
Other non-current assets	22,082	25,788
Goodwill	198,639	138,361
Other intangible assets, net	26,903	6,333
Deferred income taxes	34,565	33,987
Total non-current assets	441,120	351,819

Total assets	$964,455	$1,175,638

Current liabilities
Accounts payable	$15,477	$14,613
Accrued salaries and benefits	193,858	451,161
Deferred revenue	44,102	43,057
Operating lease liabilities	21,221	19,554
Other current liabilities	36,017	56,016
Income taxes payable	8,118	4,076
Total current liabilities	318,793	588,477

Non-current liabilities
Accrued salaries and benefits	48,444	59,467
Retirement and pension plans	58,951	48,456
Operating lease liabilities	60,326	63,299
Other non-current liabilities	42,005	5,293
Deferred income taxes	7,619	—
Total non-current liabilities	217,345	176,515

Total liabilities	536,138	764,992

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,037,959 and 19,866,287 shares issued, 20,007,771 and 19,861,207 shares outstanding at June 30, 2023 and December 31, 2022, respectively	200	199
Treasury stock at cost, 30,188 and 5,080 shares at June 30, 2023 and December 31, 2022, respectively	(819)	(191)
Additional paid in capital	246,226	246,630
Retained earnings	186,531	168,197
Accumulated other comprehensive loss	(3,821)	(4,189)
Total stockholders’ equity	428,317	410,646

Total liabilities and stockholders’ equity	$964,455	$1,175,638
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Revenue before reimbursements (net revenue)	$271,225	$298,701	$510,542	$582,562
Reimbursements	2,552	2,408	5,354	4,084
Total revenue	273,777	301,109	515,896	586,646

Operating expenses
Salaries and benefits	178,916	207,684	337,775	409,129
General and administrative expenses	40,514	35,203	74,841	64,997
Cost of services	25,306	17,403	48,138	35,391
Research and development	5,658	4,545	11,186	8,947
Impairment charges	7,246	—	7,246	—
Reimbursed expenses	2,552	2,408	5,354	4,084
Total operating expenses	260,192	267,243	484,540	522,548

Operating income	13,585	33,866	31,356	64,098

Non-operating income (expense)
Interest, net	1,913	299	5,162	409
Other, net	1,377	774	3,186	(1,697)
Net non-operating income (expense)	3,290	1,073	8,348	(1,288)

Income before income taxes	16,875	34,939	39,704	62,810

Provision for income taxes	7,893	10,790	15,136	20,194

Net income	8,982	24,149	24,568	42,616

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(88)	(7,524)	314	(8,606)
Net unrealized gain on available-for-sale investments	13	—	54	—
Other comprehensive income (loss), net of tax	(75)	(7,524)	368	(8,606)

Comprehensive income	$8,907	$16,625	$24,936	$34,010

Weighted-average common shares outstanding
Basic	20,010	19,726	19,958	19,675
Diluted	20,637	20,314	20,701	20,485

Earnings per common share
Basic	$0.45	$1.22	$1.23	$2.17
Diluted	$0.44	$1.19	$1.19	$2.08

Cash dividends paid per share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	19,866	$199	5	$(191)	$246,630	$168,197	$(4,189)	$410,646
Net income	—	—	—	—	—	15,586	—	15,586
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,853	—	—	1,853
Vesting of equity awards, net of tax withholding	172	1	—	—	(4,142)	—	—	(4,141)
Clawback of equity awards	—	—	5	(163)	—	—	—	(163)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,006)	—	(3,006)
Dividend equivalents on restricted stock units	—	—	—	—	—	(106)	—	(106)
Balance at March 31, 2023	20,038	$200	10	$(354)	$244,341	$180,671	$(3,746)	$421,112
Net income	—	—	—	—	—	8,982	—	8,982
Other comprehensive loss, net of tax	—	—	—	—	—	—	(75)	(75)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,919	—	—	1,919
Repurchase of common stock	—	—	36	(904)	—	—	—	(904)
Re-issuance of treasury stock	—	—	(16)	439	(34)	—	—	405
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,003)	—	(3,003)
Dividend equivalents on restricted stock units	—	—	—	—	—	(119)	—	(119)
Balance at June 30, 2023	20,038	200	30	(819)	246,226	186,531	(3,821)	428,317

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	19,597	$196	5	$(191)	$233,163	$101,177	$1,675	$336,020
Net income	—	—	—	—	—	18,467	—	18,467
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,082)	(1,082)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,698	—	—	3,698
Vesting of equity awards, net of tax withholding	126	1	—	—	(3,220)	—	—	(3,219)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,940)	—	(2,940)
Dividend equivalents on restricted stock units	—	—	—	—	—	(179)	—	(179)
Balance at March 31, 2022	19,723	$197	5	$(191)	$233,641	$116,525	$593	$350,765
Net income	—	—	—	—	—	24,149	—	24,149
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,524)	(7,524)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,784	—	—	3,784
Vesting of equity awards	19	—	—	—	404	—	—	404
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(2,957)	—	(2,957)
Dividend equivalents on restricted stock units	—	—	—	—	—	(147)	—	(147)
Balance at June 30, 2022	19,742	$197	5	$(191)	$237,829	$137,570	$(6,931)	$368,474

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows - operating activities
Net income	$24,568	$42,616
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,692	5,241
Deferred income taxes	6,446	(246)
Stock-based compensation expense	3,772	7,482
Accretion expense related to earnout payments	642	545
Gain on marketable securities	(1,694)	—
Loss on disposal of property and equipment	131	309
Impairment charges	7,246	—
Changes in assets and liabilities:
Accounts receivable	(59,990)	(84,783)
Accounts payable	(2,914)	(3,944)
Accrued expenses	(273,811)	(124,281)
Deferred revenue	543	(1,527)
Income taxes recoverable and payable, net	(2,588)	(8,114)
Retirement and pension plan assets and liabilities	6,403	3,297
Prepaid expenses	(2,635)	(4,670)
Other assets and liabilities, net	(4,902)	(11,437)
Net cash used in operating activities	(290,091)	(179,512)

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	(35,749)	—
Capital expenditures	(6,814)	(4,236)
Purchases of marketable securities and investments	(27,683)	(5,358)
Proceeds from sales of marketable securities and investments	268,118	990
Net cash provided by (used in) investing activities	197,872	(8,604)

Cash flows - financing activities
Repurchases of common stock	(904)	—
Cash dividends paid	(6,234)	(6,223)
Payment of employee tax withholdings on equity transactions	(4,141)	(3,219)
Acquisition earnout payments	(35,946)	—
Net cash used in financing activities	(47,225)	(9,442)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,772	(11,051)

Net decrease in cash, cash equivalents and restricted cash	(137,672)	(208,609)
Cash, cash equivalents and restricted cash at beginning of period	355,489	545,259
Cash, cash equivalents and restricted cash at end of period	$217,817	$336,650

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures and percentages)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2023 and December 31, 2022, the results of operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of June 30, 2023 and 2022, and December 31, 2022 and 2021:

	June 30,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$217,776	$336,634	$355,447	$545,225
Restricted cash included within other non-current assets	41	16	42	34
Total cash, cash equivalents and restricted cash	$217,817	$336,650	$355,489	$545,259

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$8,982	$24,149	$24,568	$42,616
Weighted average shares outstanding:
Basic	20,010	19,726	19,958	19,675
Effect of dilutive securities:
Restricted stock units	516	455	584	608
Performance stock units	111	133	159	202
Diluted	20,637	20,314	20,701	20,485
Basic earnings per share	$0.45	$1.22	$1.23	$2.17
Diluted earnings per share	$0.44	$1.19	$1.19	$2.08

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

Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, prolonged decline in the Company’s stock price and market capitalization, competition, and other factors.

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

On October 31, 2022, the Company conducted its annual goodwill impairment evaluation, which indicated that the carrying value of the Heidrick Consulting reporting unit was less than its fair value. During the three months ended June 30, 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of each of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit, and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions and (5) other factors.

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million to write-off all of the associated goodwill. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023. The impairment was non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company's credit agreement.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2022 to June 30, 2023:

	June 30, 2023	December 31, 2022	Change
Contract assets
Unbilled receivables, net	$18,387	$13,940	$4,447
Contract assets	18,194	21,348	(3,154)
Total contract assets	36,581	35,288	1,293

Contract liabilities
Deferred revenue	$44,102	$43,057	$1,045

During the six months ended June 30, 2023, the Company recognized revenue of $34.2 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the six months ended June 30, 2023 from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $14.4 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2022	$6,643
Provision for credit losses	3,703
Write-offs	(3,373)
Foreign currency translation	6
Balance at June 30, 2023	$6,979

There were no investments with unrealized losses at June 30, 2023. At December 31, 2022, the fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

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

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	June 30, 2023	December 31, 2022
Leasehold improvements	$42,253	$40,829
Office furniture, fixtures and equipment	14,662	14,322
Computer equipment and software	34,645	30,085
Property and equipment, gross	91,560	85,236
Accumulated depreciation	(58,230)	(55,029)
Property and equipment, net	$33,330	$30,207

Depreciation expense for the three months ended June 30, 2023 and 2022 was $2.2 million and $1.8 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $4.2 million and $3.6 million, respectively.

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

Equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 5.0 years, some of which also include options to extend or terminate the lease. The Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$4,567	$4,485	$9,092	$8,843
Variable lease cost	3,071	$1,472	4,987	2,633
Total lease cost	$7,638	$5,957	$14,079	$11,476

Supplemental cash flow information related to the Company's operating leases is as follows for the six months ended June 30:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,082	$9,590
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,520	$3,318

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, are as follows:

	2023	2022
Weighted Average Remaining Lease Term
Operating leases	6.3 years	6.3 years
Weighted Average Discount Rate
Operating leases	3.79%	3.27%

The future maturities of the Company's operating lease liabilities as of June 30, 2023, for the years ended December 31 are as follows:

Operating Lease Maturity
2023	$9,267
2024	21,021
2025	12,749
2026	11,186
2027	9,818
Thereafter	27,566
Total lease payments	91,607
Less: Interest	10,060
Present value of lease liabilities	$81,547

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at June 30, 2023
Cash				$140,238	$—

Level 1(1):
Money market funds				14,441	—
U.S. Treasury securities	$84,324	$13	$84,337	63,097	21,240
Total Level 1	84,324	13	84,337	77,538	21,240

Total	$84,324	$13	$84,337	$217,776	$21,240

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2022
Cash					$247,198	$—

Level 1(1):
Money market funds					62,338	—
U.S. Treasury securities	$312,121	$15	$(56)	$312,080	45,911	266,169
Total Level 1	312,121	15	(56)	312,080	108,249	266,169

Total	$312,121	$15	$(56)	$312,080	$355,447	$266,169

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $35.5 million and $29.1 million as of June 30, 2023 and December 31, 2022, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Goodwill	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at June 30, 2023

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$44,357	$—	$—	$—	$44,357	$—	$—

Level 2(2):
Retirement and pension plan assets	12,829	1,277	—	11,552	—	—	—
Pension benefit obligation	(14,223)	—	—	—	—	(1,277)	(12,946)
Total Level 2	(1,394)	1,277	—	11,552	—	(1,277)	(12,946)

Measured on a non-recurring basis:
Level 3(3):
Goodwill(4)	198,639	—	198,639	—	—	—	—

Total	$241,602	$1,277	$198,639	$11,552	$44,357	$(1,277)	$(12,946)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2022

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$34,354	$—	$—	$34,354	$—	$—

Level 2(2):
Retirement and pension plan assets	12,584	1,252	11,332	—	—	—
Pension benefit obligation	(13,951)	—	—	—	(1,252)	(12,699)
Total Level 2	(1,367)	1,252	11,332	—	(1,252)	(12,699)

Total	$32,987	$1,252	$11,332	$34,354	$(1,252)	$(12,699)

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
(4)    In accordance with Subtopic 350-20, goodwill with a carrying value of $7.2 million was written down to its implied fair value of zero, resulting in the revised total goodwill of $198.6 million and an impairment charge of $7.2 million in earnings.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the six months ended June 30, 2023:

	Earnout	Contingent Compensation
Balance at December 31, 2022	$(36,010)	$(8,192)
Purchase accounting (See Note 8, Acquisitions)	(36,266)	—
Earnout accretion	(642)	—
Compensation expense	—	(5,443)
Earnout payments	35,946	—
Foreign currency translation	(306)	(817)
Balance at June 30, 2023	$(37,278)	$(14,452)

Earnout accruals of zero and $36.0 million were recorded within Other current liabilities as of June 30, 2023 and December 31, 2022, respectively, and earnout accruals of $37.3 million and zero were recorded within Other non-current liabilities as of June 30, 2023 and December 31, 2022, respectively. Contingent compensation accruals of $7.3 million and $1.5 million are recorded within current Accrued salaries and benefits as of June 30, 2023 and December 31, 2022, respectively, and contingent compensation accruals of $7.2 million and $6.7 million are recorded within non-current Accrued salaries and benefits as of June 30, 2023 and December 31, 2022, respectively.

Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. During the three months ended June 30, 2023, an interim goodwill impairment evaluation was conducted to determine the fair value of the Company's goodwill. Goodwill is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of goodwill using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for the six months ended June 30, 2023:

Goodwill
Balance at December 31, 2022	$138,361
Acquired goodwill	66,588
Impairment	(7,246)
Foreign currency translation	936
Balance at June 30, 2023	$198,639

8.    Acquisitions

On February 1, 2023, the Company acquired Atreus Group GmbH ("Atreus"), a leading provider of executive interim management in Germany. The Company paid $33.4 million in the first quarter of 2023, with a subsequent estimated payment of between $9.0 million and $13.0 million to be paid in 2023 upon the completion of Atreus' statutory audit for the year ended December 31, 2022, for all of the outstanding equity of Atreus. The former owners of Atreus are eligible to receive additional cash consideration, which the Company estimated on the acquisition date to be between $30.0 million and $40.0 million, based on the achievement of certain revenue and operating income milestones for the period from the acquisition date through 2025. When estimating the present value of future cash consideration, the Company accrued an estimated $32.0 million as of the acquisition date for the earnout liability. The Company recorded an estimated $11.3 million for customer relationships, $6.9 million for software, $2.5 million for a trade name and $59.5 million of goodwill. Goodwill is primarily related to the acquired workforce and strategic fit and is not deductible for tax purposes. The consideration transferred was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. The measurement period for purchase price allocation ends when information on the facts and circumstances becomes available, not to exceed twelve months, and the Company expects to finalize its measurements for the acquisition during the third quarter of 2023 pending the completion of the statutory audit. As of June 30, 2023, the allocations remain preliminary with regard to customer relationships, software, trade name, goodwill and earnout liability.

On April 1, 2023, the Company acquired businessfourzero, a next generation consultancy specializing in developing and implementing purpose-driven change. In connection with the acquisition, the Company paid $9.5 million in the second quarter of 2023 with a subsequent estimated working capital settlement of approximately $2.0 million to be paid in the third quarter of 2023. The former owners of businessfourzero are eligible to receive additional cash consideration, which the Company estimated on the acquisition date to be between $4.0 million and $8.0 million, to be paid in 2026 based on the achievement of certain revenue and operating income metrics for the period from the acquisition date through 2025. When estimating the present value of future cash consideration, the Company accrued an estimated $4.3 million as of the acquisition date for the earnout liability. The Company recorded an estimated $3.5 million for customer relationships, $0.5 million for a trade name, and $7.1 million of goodwill. The consideration transferred was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. The measurement period for purchase price allocation ends when information on the facts and circumstances becomes available, not to exceed twelve months, and the Company expects to finalize its measurements for the acquisition during the third quarter of 2023. As of June 30, 2023, the allocations remain preliminary with regard to customer relationships, trade name, goodwill and earnout liability.

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	June 30, 2023	December 31, 2022
Executive Search
Americas	$91,773	$91,383
Europe	1,477	1,449
Total Executive Search	93,250	92,832
On-Demand Talent	105,389	45,529
Heidrick Consulting	7,246	—
Goodwill, gross	205,885	138,361
Accumulated impairment	(7,246)	—
Total goodwill	$198,639	$138,361

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the six months ended June 30, 2023, are as follows:

	Executive Search		On-Demand Talent	Heidrick Consulting
	Americas	Europe			Total
Goodwill	$91,383	$1,449	$45,529	$—	$138,361
Accumulated impairment losses	—	—	—	—	—
Balance at December 31, 2022	91,383	1,449	45,529	—	138,361

Atreus acquisition	—	—	59,515	—	59,515
businessfourzero acquisition	—	—	—	7,073	7,073
Impairment	—	—	—	(7,246)	(7,246)
Foreign currency translation	390	28	345	173	936

Goodwill	91,773	1,477	105,389	7,246	205,885
Accumulated impairment losses	—	—	—	(7,246)	(7,246)
Balance at June 30, 2023	$91,773	$1,477	$105,389	$—	$198,639

In February 2023, the Company acquired Atreus and recorded an estimated $59.5 million of goodwill related to the acquisition in the On-Demand Talent operating segment. In April 2023, the Company acquired businessfourzero and recorded an estimated $7.1 million of goodwill related to the acquisition in the Heidrick Consulting operating segment.

On October 31, 2022, the Company conducted its annual goodwill impairment evaluation, which indicated that the carrying value of the Heidrick Consulting reporting unit was less than its fair value. During the three months ended June 30, 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023.

During the impairment evaluation process, the Company used a discounted cash flow methodology to estimate the fair value of each of its reporting units. The discounted cash flow approach is dependent on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, capital investments, appropriate discount rates, certain assumptions to allocate shared costs, assets and liabilities, historical and projected performance of the reporting unit, and the macroeconomic conditions affecting each of the Company’s reporting units. The assumptions used in the determination of fair value were (1) a forecast of growth in the near and long term; (2) the discount rate; (3) working capital investments; (4) macroeconomic conditions and (5) other factors.

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million to write-off all of the associated goodwill. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023.. The impairment was non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under the Company's credit agreement.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	June 30, 2023	December 31, 2022
Executive Search
Americas	$36	$51
Europe	141	216
Asia Pacific	8	15
Total Executive Search	185	282
Heidrick Consulting	3,718	—
On-Demand Talent	23,000	6,051
Total other intangible assets, net	$26,903	$6,333

In February 2023, the Company acquired Atreus and recorded estimated customer relationships short-term, customer relationships long-term, software and trade name intangible assets in the On-Demand Talent operating segment of $6.0 million, $5.3 million, $6.9 million and $2.5 million, respectively. The combined estimated weighted-average amortization period for the acquired intangible assets is 6.4 years with estimated amortization periods of 5.0, 14.0, 3.0 and 3.0 years for the customer relationships short-term, customer relationships long-term, software and trade name, respectively. In April 2023, the Company acquired businessfourzero and recorded estimated customer relationships and trade name intangible assets in the Heidrick Consulting operating segment of $3.5 million and $0.5 million, respectively. The combined estimated weighted-average amortization period for the acquired intangible assets is 8.3 years with estimated amortization periods of 9.0 and 3.0 years for the customer relationships and trade name intangible assets, respectively.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	June 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9.7	$26,023	$(8,711)	$17,312	$10,720	$(6,164)	$4,556
Trade name	3.0	5,041	(2,241)	2,800	2,406	(1,925)	481
Software	3.0	10,093	(3,302)	6,791	3,110	(1,814)	1,296
Total intangible assets	7.3	$41,157	$(14,254)	$26,903	$16,236	$(9,903)	$6,333

Intangible asset amortization expense for the three months ended June 30, 2023 and 2022 was $2.6 million and $0.8 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2023 and 2022 was $4.5 million and $1.6 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of June 30, 2023, for the following years ended December 31 is as follows:

2023	$5,172
2024	8,223
2025	6,427
2026	2,548
2027	1,523
Thereafter	3,010
Total	$26,903

10.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	June 30, 2023	December 31, 2022
Contract assets	$36,581	$35,288
Other	14,041	5,434
Total other current assets	$50,622	$40,722

The components of other current liabilities are as follows:

	June 30, 2023	December 31, 2022
Earnout liability	$—	$36,010
Other	36,017	20,006
Total other current liabilities	$36,017	$56,016

The components of other non-current liabilities are as follows:

	June 30, 2023	December 31, 2022
Earnout liability	$37,278	$—
Other	4,727	5,293
Total other non-current liabilities	$42,005	$5,293

11.    Line of Credit

On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment replaced the interest rate benchmark, from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month Term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Second Amendment provided the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. Other than the foregoing, the material terms of the Amended Credit Agreement remain unchanged. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

12.    Stock-Based Compensation and Common Stock

On May 25, 2023, the stockholders of the Company approved an amendment to the Company's Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (as so amended, the "Fourth A&R Program") to increase the number of shares of common stock reserved for issuance under the 2012 program by 1,060,000 shares. The Fourth A&R Program provides for grants of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based compensation awards that are valued based upon the grant date fair value of the awards. These awards may be granted to directors, selected employees and independent contractors.

As of June 30, 2023, 4,158,627 awards have been issued under the Fourth A&R Program, including 771,055 forfeited awards, and 1,022,428 shares remain available for future awards. The Fourth A&R Program provides that no awards can be granted after May 25, 2033.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Salaries and benefits (1)	$806	$1,274	$3,403	$4,178
General and administrative expenses	810	810	810	810
Income tax benefit related to stock-based compensation included in net income	445	568	1,160	1,358

(1) Includes $0.7 million and $2.1 million of income related to cash-settled restricted stock units for the three months ended June 30, 2023 and 2022, respectively and $0.1 million of expense and $2.8 million of income related to cash-settled restricted stock units for the six months ended June 30, 2023 and 2022, respectively.

Restricted Stock Units

Restricted stock units are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee directors of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 16,134 and 11,850 restricted stock units for services provided by the non-employee directors during the three months ended June 30, 2023 and 2022, respectively. Restricted stock units issued to non-employee directors remain unvested until the non-employee director retires from the Board of Directors.

Restricted stock unit activity for the six months ended June 30, 2023 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2022	728,285	$31.97
Granted	268,741	26.90
Vested and converted to common stock	(171,420)	33.07
Forfeited	(12,423)	31.30
Outstanding on June 30, 2023	813,183	$30.08

As of June 30, 2023, there was $10.8 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.6 years.

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

Performance stock unit activity for the six months ended June 30, 2023 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2022	260,452	$40.02
Granted	103,916	34.14
Vested and converted to common stock	(124,743)	31.51
Forfeited	—	—
Outstanding on June 30, 2023	239,625	$41.91

As of June 30, 2023, there was $5.6 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 2.0 years.

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

The Company recorded phantom stock-based compensation income of $0.7 million and $2.1 million during the three months ended June 30, 2023 and 2022, respectively and $0.1 million of expense and $2.8 million of income related to phantom stock units during the six months ended June 30, 2023 and 2022, respectively.

Phantom stock unit activity for the six months ended June 30, 2023 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2022	321,155
Granted	—
Vested	—
Forfeited	(9,775)
Outstanding on June 30, 2023	311,380

As of June 30, 2023, there was $1.4 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.6 years.

Common Stock

Non-employee directors of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 16,134 and 11,850 shares of common stock for services provided by the non-employee directors during the three months ended June 30, 2023 and 2022, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During the three months ended June 30, 2023, the Company purchased 36,000 shares of common stock for $0.9 million. There were no purchases of shares of common stock in 2022 and prior to the 2023 purchase, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of June 30, 2023, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

13. Restructuring

During the year ended December 31, 2020, the Company implemented a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company did not incur any charges during the three and six months ended June 30, 2023 and 2022 and does not anticipate incurring any future charges under the 2020 Plan.

Changes in the restructuring accrual for the six months ended June 30, 2023 were as follows:

Employee Related
Accrual balance at December 31, 2022	3,422
Cash payments	(3,516)
Non-cash write-offs	—
Exchange rate fluctuations	94
Accrual balance at June 30, 2023	$—

Restructuring accruals associated with the elimination of certain deferred compensation programs of $3.4 million were recorded within current Accrued salaries and benefits in the Consolidated Balance Sheets as of December 31, 2022.

14.    Income Taxes

The Company reported income before taxes of $16.9 million and an income tax provision of $7.9 million for the three months ended June 30, 2023. The Company reported income before taxes of $34.9 million and an income tax provision of $10.8 million for the three months ended June 30, 2022. The effective tax rates for the three months ended June 30, 2023 and 2022, were 46.8% and 30.9%, respectively. The effective tax rate for the three months ended June 30, 2023 was impacted by the tax effect on goodwill impairment and the inability to recognize losses. The effective tax rate for the three months ended June 30, 2022 was impacted by one-time items and the mix of income.

The Company reported income before taxes of $39.7 million and an income tax provision of $15.1 million for the six months ended June 30, 2023. The Company reported income before taxes of $62.8 million and an income tax provision of $20.2 million for the six months ended June 30, 2022. The effective tax rates for the six months ended June 30, 2023 and 2022, were 38.1% and 32.2%, respectively. The effective tax rate for the six months ended June 30, 2023 was impacted by the tax effect on goodwill impairment and the inability to recognize losses. The effective tax rate for the six months ended June 30, 2022 was impacted by one-time items and the mix of income.

15.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the six months ended June 30, 2023 are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2022	$(41)	$(4,163)	$15	$(4,189)
Other comprehensive income before reclassification, net of tax	54	314	—	368
Balance at June 30, 2023	$13	$(3,849)	$15	$(3,821)

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

Revenue and operating income by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Executive Search
Americas	$138,563	$176,020	$265,890	$338,573
Europe	45,567	48,131	84,498	97,876
Asia Pacific	22,649	29,758	46,878	60,009
Total Executive Search	206,779	253,909	397,266	496,458
On-Demand Talent	39,240	22,353	70,357	45,734
Heidrick Consulting	25,206	22,439	42,919	40,370
Revenue before reimbursements (net revenue)	271,225	298,701	510,542	582,562
Reimbursements	2,552	2,408	5,354	4,084
Total revenue	$273,777	$301,109	$515,896	$586,646

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income (loss)
Executive Search
Americas	$43,144	$44,250	$81,843	$84,101
Europe	2,432	4,606	4,144	10,009
Asia Pacific	1,364	3,912	4,646	8,966
Total Executive Search	46,940	52,768	90,633	103,076
On-Demand Talent	(2,862)	(349)	(7,226)	(931)
Heidrick Consulting (1)	(10,686)	(408)	(13,802)	(2,492)
Total segment operating income	33,392	52,011	69,605	99,653
Research and Development	(5,658)	(4,545)	(11,186)	(8,947)
Global Operations Support	(14,149)	(13,600)	(27,063)	(26,608)
Total operating income	$13,585	$33,866	$31,356	$64,098

(1) Includes $7.2 million of impairment charges for the three and six months ended June 30, 2023.

17.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.4 million as of June 30, 2023. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Our service offerings include the following:

Executive Search. We partner with our clients, respected organizations across the globe, to help them build and sustain the best leadership teams in the world, with a specialized focus on the placement of top-level senior executives. Through our unique relationship-based, data-driven approach, we help our clients find the right leaders, set them up for success, and accelerate their and their team’s performance.

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

We also remain focused on the diversification of our revenue streams beyond our executive search business. In addition to organic expansion efforts, on February 1, 2023, we acquired Atreus, a leading provider of executive interim management in Germany, allowing us to establish and grow our on-demand talent presence in continental Europe. On April 1, 2023, we acquired businessfourzero, a next generation consultancy specializing in developing and implementing purpose-driven change, which complements our existing culture shaping practice to offer a broader, more robust set of leadership advisory solutions.

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

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first half of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, will continue to be paid under the terms of the cash bonus deferral program. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets. The final cash bonus deferrals were paid during the six months ended June 30, 2023.

Third Quarter 2023 Outlook

The Company expects 2023 third quarter consolidated net revenue of between $245 million and $265 million, which reflects typical summer seasonality, while acknowledging that continued fluidity in external factors, such as foreign exchange and interest rate environments, foreign conflicts, inflation and macroeconomic constraints on pricing actions may impact quarterly results. In addition, this outlook is based on the average currency rates in June 2023 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive Search confirmations, On-Demand Talent projects, and Heidrick Consulting assignments, consultant productivity, consultant retention, and the seasonality of the business, along with the current backlog.

The Company's 2023 third quarter guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our subsequent quarterly reports on Form 10-Q and in our other filings with the SEC. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	0.9	0.8	1.0	0.7
Total revenue	100.9	100.8	101.0	100.7

Operating expenses
Salaries and benefits	66.0	69.5	66.2	70.2
General and administrative expenses	14.9	11.8	14.7	11.2
Cost of services	9.3	5.8	9.4	6.1
Research and development	2.1	1.5	2.2	1.5
Impairment charges	2.7	—	1.4	—
Reimbursed expenses	0.9	0.8	1.0	0.7
Total operating expenses	95.9	89.5	94.9	89.7

Operating income	5.0	11.3	6.1	11.0

Non-operating income (expense)
Interest, net	0.7	0.1	1.0	0.1
Other, net	0.5	0.3	0.6	(0.3)
Net non-operating income (expense)	1.2	0.4	1.6	(0.2)

Income before income taxes	6.2	11.7	7.8	10.8

Provision for income taxes	2.9	3.6	3.0	3.5

Net income	3.3%	8.1%	4.8%	7.3%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Executive Search
Americas	$138,563	$176,020	$265,890	$338,573
Europe	45,567	48,131	84,498	97,876
Asia Pacific	22,649	29,758	46,878	60,009
Total Executive Search	206,779	253,909	397,266	496,458
On-Demand Talent	39,240	22,353	70,357	45,734
Heidrick Consulting	25,206	22,439	42,919	40,370
Revenue before reimbursements (net revenue)	271,225	298,701	510,542	582,562
Reimbursements	2,552	2,408	5,354	4,084
Total revenue	$273,777	$301,109	$515,896	$586,646

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income (loss)
Executive Search
Americas	$43,144	$44,250	$81,843	$84,101
Europe	2,432	4,606	4,144	10,009
Asia Pacific	1,364	3,912	4,646	8,966
Total Executive Search	46,940	52,768	90,633	103,076
On-Demand Talent	(2,862)	(349)	(7,226)	(931)
Heidrick Consulting (1)	(10,686)	(408)	(13,802)	(2,492)
Total segment operating income	33,392	52,011	69,605	99,653
Research and Development	(5,658)	(4,545)	(11,186)	(8,947)
Global Operations Support	(14,149)	(13,600)	(27,063)	(26,608)
Total operating income	$13,585	$33,866	$31,356	$64,098

(1) Includes $7.2 million of impairment charges for the three and six months ended June 30, 2023.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Total revenue. Consolidated total revenue decreased $27.3 million, or 9.1%, to $273.8 million for the three months ended June 30, 2023, from $301.1 million for the three months ended June 30, 2022. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $27.5 million, or 9.2%, to $271.2 million for the three months ended June 30, 2023, from $298.7 million for the three months ended June 30, 2022. Foreign exchange rate fluctuations negatively impacted results by $0.6 million, or 0.2%. Executive Search net revenue was $206.8 million for the three months ended June 30, 2023, a decrease of $47.1 million, or 18.6%, compared to the three months ended June 30, 2022. The decrease in Executive Search net revenue was primarily due to a decrease in the volume of executive search confirmations. On-Demand Talent net revenue was $39.2 million for the three months ended June 30, 2023, an increase of $16.9 million, or 75.5%, compared to the three months ended June 30, 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus Group GmbH ("Atreus") in February 2023, partially offset by a decrease in the volume of legacy on-demand projects. Heidrick Consulting net revenue was $25.2 million for the three months ended June 30, 2023, an increase of $2.8 million, or 12.3%, compared to the three months ended June 30, 2022. The increase in Heidrick Consulting revenue was primarily due to the acquisition of businessfourzero in April 2023, partially offset by a decrease in leadership assessment and development consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 423 and 89, respectively, as of June 30, 2023, compared to 388 and 66, respectively, as of June 30, 2022. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.9 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. The average revenue per executive search was $143,000 and $153,000 for the three months ended June 30, 2023 and 2022, respectively.

Salaries and benefits. Consolidated salaries and benefits expense decreased $28.8 million, or 13.9%, to $178.9 million for the three months ended June 30, 2023, from $207.7 million for the three months ended June 30, 2022. Fixed compensation increased $18.8 million due to base salaries and payroll taxes, the deferred compensation plan, separation, and retirement and benefits, partially offset by a decrease in stock compensation. The increase in base salaries and payroll taxes was primarily due to the acquisitions of Atreus and businessfourzero. Variable compensation decreased $47.6 million due to lower bonus accruals related to decreased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $0.3 million, or 0.2%.

For the three months ended June 30, 2023, we had an average of 2,246 employees compared to an average of 1,978 employees for the three months ended June 30, 2022.

As a percentage of net revenue, salaries and benefits expense was 66.0% for the three months ended June 30, 2023, compared to 69.5% for the three months ended June 30, 2022.

General and administrative expenses. Consolidated general and administrative expenses increased $5.3 million, or 15.1%, to $40.5 million for the three months ended June 30, 2023, from $35.2 million for the three months ended June 30, 2022. The increase in general and administrative expenses was due to intangible amortization, office occupancy, information technology, taxes and licenses, and the acquisition of Atreus and businessfourzero, partially offset by a decrease in business development travel. Foreign exchange rate fluctuations positively impacted results by less than $0.1 million, or 0.1%.

As a percentage of net revenue, general and administrative expenses were 14.9% for the three months ended June 30, 2023, compared to 11.8% for the three months ended June 30, 2022.

Cost of services. Consolidated cost of services increased $7.9 million, or 45.4%, to $25.3 million for the three months ended June 30, 2023, from $17.4 million for the three months ended June 30, 2022. The increase in cost of services was primarily due to the acquisitions of Atreus and businessfourzero. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 1.2%.

As a percentage of net revenue, cost of services was 9.3% for the three months ended June 30, 2023, compared to 5.8% for the three months ended June 30, 2022.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. The results of our R&D efforts will be utilized to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator which we are beta testing. Consolidated R&D expense increased $1.1 million, or 24.5%, to $5.7 million for the three months ended June 30, 2023, from $4.5 million for the three months ended June 30, 2022. R&D expense consists of payroll, employee benefits, stock-based compensation other employee expenses and third-party professional fees associated with new product development.

Impairment charges. On October 31, 2022, the Company conducted its annual goodwill impairment evaluation, which indicated that the carrying value of the Heidrick Consulting reporting unit was less than its fair value. During the three months ended June 30, 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income for the three months ended June 30, 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30,

2023. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

Operating income. Consolidated operating income was $13.6 million for the three months ended June 30, 2023, including impairment charges of $7.2 million, compared to $33.9 million for the three months ended June 30, 2022. Foreign exchange rate fluctuations negatively impacted operating income by $0.4 million, or 1.2%.

Net non-operating income. Net non-operating income was $3.3 million for the three months ended June 30, 2023, compared to $1.1 million for the three months ended June 30, 2022.

Interest, net, was $1.9 million of income for the three months ended June 30, 2023, compared to $0.3 million for the three months ended June 30, 2022, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $1.4 million of income for the three months ended June 30, 2023, compared to $0.8 million for the three months ended June 30, 2022. The income in the current year is primarily due to unrealized gains on the deferred compensation plan compared to unrealized losses in the prior period. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas reported net revenue of $138.6 million for the three months ended June 30, 2023, a decrease of 21.3% from $176.0 million for the three months ended June 30, 2022. The decrease in net revenue was primarily due to a 14.8% decrease in the number of executive search engagements. The Social Impact and Industrial practice groups exhibited growth in net revenue over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.1%. There were 219 Executive Search consultants in the Americas segment at June 30, 2023, compared to 203 at June 30, 2022.

Salaries and benefits expense decreased $36.1 million, or 30.2%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Fixed compensation increased $3.7 million due to the deferred compensation plan and stock compensation, partially offset by decreases in base salaries and payroll taxes, and talent acquisition and retention costs. Variable compensation decreased $39.8 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses decreased $0.2 million, or 1.8%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to business development travel and communication services, partially offset by increases in office occupancy, information technology, and resource library.

The Americas reported operating income of $43.1 million for the three months ended June 30, 2023, a decrease of $1.1 million, or 2.5%, compared to $44.3 million for the three months ended June 30, 2022.

Europe

Europe reported net revenue of $45.6 million for the three months ended June 30, 2023, a decrease of 5.3% from $48.1 million for the three months ended June 30, 2022. The decrease in net revenue was primarily due to a 11.6% decrease in the number of executive search confirmations. The Consumer, Social Impact, and Industrial practice groups exhibited growth in net revenue over the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 0.8%. There were 129 Executive Search consultants in the Europe segment at June 30, 2023, compared to 111 at June 30, 2022.

Salaries and benefits expense increased less than $0.1 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Fixed compensation increased $6.2 million due to base salaries and payroll taxes, separation, talent acquisition and retention costs, and retirement and benefits. Variable compensation decreased $6.2 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense decreased $0.4 million, or 5.2%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to professional fees, business development travel, and hiring fees, partially offset by increases in bad debt and the use of external third-party services.

Europe reported operating income of $2.4 million for the three months ended June 30, 2023, a decrease of $2.2 million, or 47.2%, compared to $4.6 million for the three months ended June 30, 2022.

Asia Pacific

Asia Pacific reported net revenue of $22.6 million for the three months ended June 30, 2023, a decrease of 23.9% compared to $29.8 million for the three months ended June 30, 2022. The decrease in net revenue was primarily due to a 8.2% decrease in the number of executive search confirmations. The decrease in net revenue spanned all practice groups over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $1.0 million, or 3.4%. There were 75 Executive Search consultants in the Asia Pacific segment at June 30, 2023, compared to 74 at June 30, 2022.

Salaries and benefits expense decreased $4.2 million, or 19.8%, for the three months ended June 30, 2023, compared to the three months June 30, 2022. Fixed compensation increased $1.3 million due to base salaries and payroll taxes, talent acquisition and retention costs, stock compensation, retirement and benefits, and separation. Variable compensation decreased $5.5 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses decreased $0.3 million, or 7.3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to business development travel, taxes and licenses, and office occupancy, partially offset by increases in professional fees, marketing, and other operating expense.

Asia Pacific reported operating income of $1.4 million for the three months ended June 30, 2023, a decrease of $2.5 million, or 65.1%, compared to $3.9 million for the three months ended June 30, 2022.

On-Demand Talent

On-Demand Talent reported net revenue of $39.2 million for the three months ended June 30, 2023, an increase of 75.5% compared to $22.4 million for the three months ended June 30, 2022. The increase in On-Demand Talent revenue was primarily due the acquisition of Atreus, partially offset by a decrease in the volume of legacy on-demand projects. Foreign exchange rate fluctuations positively impacted results by $0.4 million, or 1.7%.

Salaries and benefits expense increased $7.5 million, or 143.5%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Fixed compensation increased $5.0 million due to base salaries and payroll taxes, including the acquisition of Atreus, separation, and retirement and benefits. Variable compensation increased $2.5 million due to higher bonus accruals related to increased performance.

General and administrative expense increased $3.4 million, or 155.9%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to intangible amortization, including the acquisition of Atreus, business development travel, professional fees, and office occupancy.

Cost of services increased $8.4 million, or 55.3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the acquisition of Atreus.

On-Demand Talent reported an operating loss of $2.9 million for the three months ended June 30, 2023, a decrease of $2.5 million compared to an operating loss of $0.3 million for the three months ended June 30, 2022.

Heidrick Consulting

Heidrick Consulting reported net revenue of $25.2 million for the three months ended June 30, 2023, an increase of 12.3% compared to $22.4 million for the three months ended June 30, 2022. The increase in net revenue was primarily due to the acquisition of businessfourzero. Foreign exchange rate fluctuations negatively impacted results by $0.1 million, or 0.5%. There were 89 Heidrick Consulting consultants at June 30, 2023 compared to 66 at June 30, 2022.

Salaries and benefits expense increased $4.6 million, or 27.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Fixed compensation increased $3.4 million due to base salaries and payroll taxes, including the acquisition of businessfourzero, retirement and benefits, and the deferred compensation plan. Variable compensation increased $1.2 million due to higher bonus accruals related to increased performance.

General and administrative expenses increased $1.7 million, or 45.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to office occupancy, intangible amortization, including the acquisition of businessfourzero, professional fees, resource library, and information technology.

Cost of services decreased $0.5 million, or 25.2%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to a decrease in the volume of consulting projects, partially offset by the acquisition of businessfourzero.

Impairment charges for the three months ended June 30, 2023 were $7.2 million as a result of an interim impairment evaluation on the goodwill of the Heidrick Consulting reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2023, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023.

Heidrick Consulting reported an operating loss of $10.7 million, including impairment charges of $7.2 million, for the three months ended June 30, 2023, a decrease of $10.3 million compared to an operating loss of $0.4 million for the three months ended June 30, 2022.

Global Operations Support

Global Operations Support expenses for the three months ended June 30, 2023, increased $0.5 million, or 4.0%, to $14.1 million from $13.6 million for the three months ended June 30, 2022.

Salaries and benefits expense decreased $0.6 million, or 6.8%, for the three months ended June 30, 2023, due to stock compensation, partially offset by increases in base salaries and payroll taxes, variable compensation, and retirement and benefits.

General and administrative expenses increased $1.1 million, or 23.3%, for the three months ended June 30, 2023, due to taxes and licenses, information technology, office occupancy, and business development travel, partially offset by decreases in professional fees and hiring fees.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Total revenue. Consolidated total revenue decreased $70.8 million, or 12.1%, to $515.9 million for the six months ended June 30, 2023, from $586.6 million for the six months ended June 30, 2022. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $72.0 million, or 12.4%, to $510.5 million for the six months ended June 30, 2023, from $582.6 million for the six months ended June 30, 2022. Foreign exchange rate fluctuations negatively impacted results by $6.1 million, or 1.0%. Executive Search net revenue was $397.3 million for the six months ended June 30, 2023, a decrease of $99.2 million, or 20.0%, compared to the six months ended June 30, 2022. The decrease in Executive Search net revenue was primarily due to a decrease in the volume of executive search confirmations. On-Demand Talent net revenue was $70.4 million for the six months ended June 30, 2023, an increase of $24.6 million, or 53.8%, compared to the six months ended June 30, 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus, as well as an increase in the volume of legacy on-demand projects. Heidrick Consulting net revenue was $42.9 million for the six months ended June 30, 2023, an increase of $2.5 million, or 6.3%, compared to the six months ended June 30, 2022. The increase in Heidrick Consulting revenue was primarily due to the acquisition of businessfourzero, partially offset by a decrease in leadership assessment and development consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 423 and 89, respectively, as of June 30, 2023, compared to 388 and 66, respectively, as of June 30, 2022. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.9 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively. The average revenue per executive search was $133,000 and $137,000 for the six months ended June 30, 2023 and 2022, respectively.

Salaries and benefits. Consolidated salaries and benefits expense decreased $71.4 million, or 17.4%, to $337.8 million for the six months ended June 30, 2023, from $409.1 million for the six months ended June 30, 2022. Fixed compensation increased $31.9 million due to base salaries and payroll taxes, the deferred compensation plan, retirement and benefits, and separation costs, partially offset by decreases in stock compensation and talent acquisition and retention costs. The increase in base salaries and payroll taxes was primarily due to the acquisitions of Atreus and businessfourzero. Variable compensation decreased $103.3 million due to lower bonus accruals related to decreased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $4.0 million, or 1.0%.

For the six months ended June 30, 2023, we had an average of 2,199 employees compared to an average of 1,937 employees for the six months ended June 30, 2022.

As a percentage of net revenue, salaries and benefits expense was 66.2% for the six months ended June 30, 2023, compared to 70.2% for the six months ended June 30, 2022.

General and administrative expenses. Consolidated general and administrative expenses increased $9.8 million, or 15.1%, to $74.8 million for the six months ended June 30, 2023, from $65.0 million for the six months ended June 30, 2022. The increase in general and administrative expenses was due to intangible amortization, earnout accretion, office occupancy, information technology, taxes and licenses, and the acquisition of Atreus and businessfourzero, partially offset by a decrease in hiring fees. Foreign exchange rate fluctuations positively impacted results by $0.7 million, or 1.0%.

As a percentage of net revenue, general and administrative expenses were 14.7% for the six months ended June 30, 2023, compared to 11.2% for the six months ended June 30, 2022.

Cost of services. Consolidated cost of services increased $12.7 million, or 36.0%, to $48.1 million for the six months ended June 30, 2023, from $35.4 million for the six months ended June 30, 2022. The increase in cost of services was primarily due to the acquisitions of Atreus and businessfourzero. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 0.6%.

As a percentage of net revenue, cost of services was 9.4% for the six months ended June 30, 2023, compared to 6.1% for the six months ended June 30, 2022.

Research and development. Consolidated R&D expense increased $2.2 million, or 25.0%, to $11.2 million for the six months ended June 30, 2023, from $8.9 million for the six months ended June 30, 2022. R&D expense consists of payroll, employee benefits, stock-based compensation other employee expenses and third-party professional fees associated with new product development.

Impairment charges. Based on the results of the of the impairment evaluation conducted during the six months ended June 30, 2023, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income and the Condensed Consolidated statement of Cash Flows for the six months ended June 30, 2023. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under our credit agreement.

Operating income. Consolidated operating income was $31.4 million for the six months ended June 30, 2023, including impairment charges of $7.2 million, compared to $64.1 million for the six months ended June 30, 2022. Foreign exchange rate fluctuations negatively impacted operating income by $1.1 million, or 1.8%.

Net non-operating income (expense). Net non-operating income was $8.3 million for the six months ended June 30, 2023, compared to a loss of $1.3 million for the six months ended June 30, 2022.

Interest, net, was $5.2 million of income for the six months ended June 30, 2023, compared to $0.4 million for the six months ended June 30, 2022, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $3.2 million of income for the six months ended June 30, 2023, compared to $1.7 million of loss for the six months ended June 30, 2022. The income in the current year is primarily due to unrealized gains on the deferred compensation plan compared to unrealized losses in the prior period. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas reported net revenue of $265.9 million for the six months ended June 30, 2023, a decrease of 21.5% from $338.6 million for the six months ended June 30, 2022. The decrease in net revenue was primarily due to a 23.0% decrease in the number of executive search engagements. The Social Impact practice group exhibited growth over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 0.1%. There were 219 Executive Search consultants in the Americas segment at June 30, 2023, compared to 203 at June 30, 2022.

Salaries and benefits expense decreased $71.3 million, or 30.7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Fixed compensation increased $8.1 million due to the deferred compensation plan, stock compensation, and retirement and benefits, partially offset by decreases in talent acquisition and retention costs, and base salaries and payroll taxes. Variable compensation decreased $79.4 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.9 million, or 4.0%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to office occupancy, bad debt, and information technology, partially offset by decreases in communication services, business development travel, and professional fees.

The Americas reported operating income of $81.8 million for the six months ended June 30, 2023, a decrease of $2.3 million, or 2.7%, compared to $84.1 million for the six months ended June 30, 2022.

Europe

Europe reported net revenue of $84.5 million for the six months ended June 30, 2023, a decrease of 13.7% from $97.9 million for the six months ended June 30, 2022. The decrease in net revenue was primarily due to a 12.6% decrease in the number of executive search confirmations. The Consumer, Social Impact, and Industrial practice groups exhibited growth over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $2.3 million, or 2.3%. There were 129 Executive Search consultants in the Europe segment at June 30, 2023, compared to 111 at June 30, 2022.

Salaries and benefits expense decreased $7.7 million, or 10.4%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Fixed compensation increased $9.5 million due to base salaries and payroll taxes, talent acquisition and retention costs, retirement and benefits, and separation costs. Variable compensation decreased $17.2 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense increased $0.2 million, or 1.5%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to office occupancy, the use of external third-party services, and taxes and licenses, partially offset by decreases in professional fees and hiring fees.

Europe reported operating income of $4.1 million for the six months ended June 30, 2023, a decrease of $5.9 million, or 58.6%, compared to $10.0 million for the six months ended June 30, 2022.

Asia Pacific

Asia Pacific reported net revenue of $46.9 million for the six months ended June 30, 2023, a decrease of 21.9% compared to $60.0 million for the six months ended June 30, 2022. The decrease in net revenue was primarily due to a 9.6% decrease in the number of executive search confirmations. The Industrial and Social Impact practice groups exhibited growth over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $2.3 million, or 3.9%. There were 75 Executive Search consultants in the Asia Pacific segment at June 30, 2023, compared to 74 at June 30, 2022.

Salaries and benefits expense decreased $8.6 million, or 20.1%, for the six months ended June 30, 2023, compared to the six months June 30, 2022. Fixed compensation increased $2.1 million due to base salaries and payroll taxes, talent acquisition and retention costs, and stock compensation, partially offset by a decrease in retirement and benefits. Variable compensation decreased $10.7 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses decreased $0.2 million, or 2.6%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to business development travel, bad debt, and office occupancy, partially offset by increases in other operating expense and marketing.

Asia Pacific reported operating income of $4.6 million for the six months ended June 30, 2023, a decrease of $4.3 million, or 48.2%, compared to $9.0 million for the six months ended June 30, 2022.

On-Demand Talent

On-Demand Talent reported net revenue of $70.4 million for the six months ended June 30, 2023, an increase of 53.8% compared to $45.7 million for the six months ended June 30, 2022. The increase in On-Demand Talent revenue was primarily due the acquisition of Atreus as well as an increase in the volume of legacy on-demand projects. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.5%.

Salaries and benefits expense increased $12.5 million, or 118.6%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Fixed compensation increased $8.5 million due to base salaries and payroll taxes, including the acquisition of Atreus, retirement and benefits, and separation costs. Variable compensation increased $4.0 million due to higher bonus accruals related to increased performance.

General and administrative expense increased $5.3 million, or 119.0%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to intangible amortization, including the acquisition of Atreus, professional fees, business development travel, office occupancy, marketing, and information technology.

Cost of services increased $13.1 million, or 41.5%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the acquisition of Atreus as well as an increase in the volume of legacy on-demand projects.

On-Demand Talent reported an operating loss of $7.2 million for the six months ended June 30, 2023, a decrease of $6.3 million compared to an operating loss of $0.9 million for the six months ended June 30, 2022.

Heidrick Consulting

Heidrick Consulting reported net revenue of $42.9 million for the six months ended June 30, 2023, an increase of 6.3% compared to $40.4 million for the six months ended June 30, 2022. The increase in net revenue was primarily due to the acquisition of businessfourzero. Foreign exchange rate fluctuations negatively impacted results by $0.8 million, or 2.0%. There were 89 Heidrick Consulting consultants at June 30, 2023 compared to 66 at June 30, 2022.

Salaries and benefits expense increased $4.9 million, or 15.4%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Fixed compensation increased $4.8 million due to base salaries and payroll taxes, including the acquisition of businessfourzero, retirement and benefits, and the deferred compensation plan. Variable compensation increased $0.1 million due to higher bonus accruals related to increased performance.

General and administrative expenses increased $2.1 million, or 29.2%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to office occupancy, intangible amortization, including the acquisition of businessfourzero, and information technology, partially offset by a decrease in professional fees.

Cost of services decreased $0.4 million, or 10.5%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to the volume of consulting projects, partially offset by the acquisition of businessfourzero.

Impairment charges for the six months ended June 30, 2023 were $7.2 million as a result of an interim impairment evaluation on the goodwill of the Heidrick Consulting reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023.

Heidrick Consulting reported an operating loss of $13.8 million, including impairment charges of $7.2 million, for the six months ended June 30, 2023, a decrease of $11.3 million compared to an operating loss of $2.5 million for the six months ended June 30, 2022.

Global Operations Support

Global Operations Support expenses for the six months ended June 30, 2023, increased $0.5 million, or 1.7%, to $27.1 million from $26.6 million for the six months ended June 30, 2022.

Salaries and benefits expense decreased $1.1 million, or 6.3%, for the six months ended June 30, 2023, due to stock compensation, partially offset by increases in base salaries and payroll taxes, retirement and benefits, talent acquisition and retention costs, and separation costs.

General and administrative expenses increased $1.6 million, or 17.2%, for the six months ended June 30, 2023, due to information technology, taxes and licenses, office occupancy, professional fees, and business development travel, partially offset by a decrease in hiring fees.

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

Lines of credit. On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment replaced the interest rate benchmark, from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month Term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Second Amendment provided the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. Other than the foregoing, the material terms of the Amended Credit Agreement remain unchanged. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of June 30, 2023, and December 31, 2022, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at June 30, 2023, December 31, 2022, and June 30, 2022 were $239.0 million, $621.6 million and $336.6 million, respectively. The $239.0 million of cash, cash equivalents and marketable securities at June 30, 2023 includes $121.6 million held by our foreign subsidiaries. A portion of the $121.6 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $290.1 million for the six months ended June 30, 2023, primarily reflecting a decrease in accrued expenses of $274.8 million and an increase in accounts receivable of $60.0 million, partially offset by net income net of non-cash charges of $49.8 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2022 and prior year cash bonus deferrals of $422.0 million, partially offset by 2023 bonus accruals.

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

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $197.9 million for the six months ended June 30, 2023, due to proceeds from sales of marketable securities and investments of $268.1 million, partially offset by payments for the acquisitions of Atreus and businessfourzero of $35.7 million, purchases of marketable securities and investments of $27.7 million, and capital expenditures of $6.8 million.

Cash used in investing activities was $8.6 million for the six months ended June 30, 2022, due to capital expenditures of $4.2 million related to office build-outs, and the purchase of marketable securities and investments of $5.4 million, partially offset by the proceeds from sales of marketable securities and investments of $1.0 million.

Cash flows used in financing activities. Cash used in financing activities was $47.2 million for the six months ended June 30, 2023, due to the Business Talent Group earnout payment of $35.9 million, dividend payments of $6.2 million, and employee tax withholding payments on equity transactions of $4.1 million.

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

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of June 30, 2023, we had aggregate future lease payment obligations of $81.5 million, with $21.2 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of June 30, 2023, we had asset retirement obligations of $2.9 million, with $0.1 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at June 30, 2023. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. As of June 30, 2023, we did not have a liability for uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.2 million for the six months ended June 30, 2023. For financial information by segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 18, Commitments and Contingencies, to our Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The following table summarizes common stock repurchased by the Company during the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (1)
April 1, 2023 - April 30, 2023	—	$—	—	$21.7 million
May 1, 2023 - May 31, 2023	36,000	25.11	36,000	$20.8 million
June 1, 2023 - June 30, 2023	—	$—	—	$20.8 million
Total	36,000	$25.11	36,000	$20.8 million

(1) On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50 million. From time to time and as business conditions warrant, the Company may purchase shares of common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During the three months ended June 30, 2023, the Company purchased 36,000 shares of common stock for $0.9 million.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

*10.1	Form of Restricted Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **

*10.2	Form of Performance Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **

*10.3	Form of Non-Employee Director Restricted Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification of the Company’s Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 31, 2023

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (Duly authorized on behalf of the registrant and in his capacity as Chief Accounting Officer)