Form 10-Q
period 2023-09-30
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2023-10-25
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of October 23, 2023, there were 20,122,216 shares of the Company’s common stock outstanding.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Current assets
Cash and cash equivalents	$286,429	$355,447
Marketable securities	47,560	266,169
Accounts receivable, net of allowances of $6,517 and $6,643, respectively	189,442	126,437
Prepaid expenses	28,333	24,098
Other current assets	50,611	40,722
Income taxes recoverable	10,799	10,946
Total current assets	613,174	823,819

Non-current assets
Property and equipment, net	34,034	30,207
Operating lease right-of-use assets	65,412	71,457
Assets designated for retirement and pension plans	11,195	11,332
Investments	43,154	34,354
Other non-current assets	19,528	25,788
Goodwill	198,241	138,361
Other intangible assets, net	22,509	6,333
Deferred income taxes	33,999	33,987
Total non-current assets	428,072	351,819

Total assets	$1,041,246	$1,175,638

Current liabilities
Accounts payable	$18,966	$14,613
Accrued salaries and benefits	264,625	451,161
Deferred revenue	41,502	43,057
Operating lease liabilities	20,994	19,554
Other current liabilities	33,171	56,016
Income taxes payable	12,709	4,076
Total current liabilities	391,967	588,477

Non-current liabilities
Accrued salaries and benefits	48,598	59,467
Retirement and pension plans	57,351	48,456
Operating lease liabilities	55,832	63,299
Other non-current liabilities	40,985	5,293
Deferred income taxes	7,365	—
Total non-current liabilities	210,131	176,515

Total liabilities	602,098	764,992

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,127,296 and 19,866,287 shares issued, 20,122,216 and 19,861,207 shares outstanding at September 30, 2023 and December 31, 2022, respectively	201	199
Treasury stock at cost, 5,080 and 5,080 shares at September 30, 2023 and December 31, 2022, respectively	(110)	(191)
Additional paid in capital	248,510	246,630
Retained earnings	198,369	168,197
Accumulated other comprehensive loss	(7,822)	(4,189)
Total stockholders’ equity	439,148	410,646

Total liabilities and stockholders’ equity	$1,041,246	$1,175,638
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Revenue before reimbursements (net revenue)	$263,160	$255,185	$773,702	$837,747
Reimbursements	4,736	3,086	10,090	7,170
Total revenue	267,896	258,271	783,792	844,917

Operating expenses
Salaries and benefits	167,219	171,473	504,994	580,602
General and administrative expenses	37,564	32,189	112,405	97,186
Cost of services	30,680	17,801	78,818	53,192
Research and development	5,560	5,400	16,746	14,347
Impairment charges	—	—	7,246	—
Reimbursed expenses	4,736	3,086	10,090	7,170
Total operating expenses	245,759	229,949	730,299	752,497

Operating income	22,137	28,322	53,493	92,420

Non-operating income (expense)
Interest, net	2,505	1,255	7,667	1,664
Other, net	(649)	(43)	2,537	(1,740)
Net non-operating income (expense)	1,856	1,212	10,204	(76)

Income before income taxes	23,993	29,534	63,697	92,344

Provision for income taxes	9,006	8,708	24,142	28,902

Net income	14,987	20,826	39,555	63,442

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(4,015)	(5,462)	(3,701)	(14,068)
Net unrealized gain on available-for-sale investments	14	8	68	8
Other comprehensive loss, net of tax	(4,001)	(5,454)	(3,633)	(14,060)

Comprehensive income	$10,986	$15,372	$35,922	$49,382

Weighted-average common shares outstanding
Basic	20,076	19,816	19,998	19,723
Diluted	20,553	20,413	20,716	20,558

Earnings per common share
Basic	$0.75	$1.05	$1.98	$3.22
Diluted	$0.73	$1.02	$1.91	$3.09

Cash dividends paid per share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	19,866	$199	5	$(191)	$246,630	$168,197	$(4,189)	$410,646
Net income	—	—	—	—	—	15,586	—	15,586
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	1,853	—	—	1,853
Vesting of equity awards, net of tax withholding	172	1	—	—	(4,142)	—	—	(4,141)
Clawback of equity awards	—	—	5	(163)	—	—	—	(163)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,006)	—	(3,006)
Dividend equivalents on restricted stock units	—	—	—	—	—	(106)	—	(106)
Balance at March 31, 2023	20,038	$200	10	$(354)	$244,341	$180,671	$(3,746)	$421,112
Net income	—	—	—	—	—	8,982	—	8,982
Other comprehensive loss, net of tax	—	—	—	—	—	—	(75)	(75)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	2,324	—	—	2,324
Repurchase of common stock	—	—	36	(904)	—	—	—	(904)
Re-issuance of treasury stock	—	—	(16)	439	(439)	—	—	—
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,003)	—	(3,003)
Dividend equivalents on restricted stock units	—	—	—	—	—	(119)	—	(119)
Balance at June 30, 2023	20,038	200	30	(819)	246,226	186,531	(3,821)	428,317
Net income	—	—	—	—	—	14,987	—	14,987
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,001)	(4,001)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	3,154	—	—	3,154
Vesting of equity awards	89	1	—	—	(1)	—	—	—
Clawback of equity awards	—	—	5	(144)	—	—	—	(144)
Re-issuance of treasury stock	—	—	(30)	853	(869)	—	—	(16)
Cash dividends declared ($0.15 per share)	—	—	—	—	—	(3,014)	—	(3,014)
Dividend equivalents on restricted stock units	—	—	—	—	—	(135)	—	(135)
Balance at September 30, 2023	20,127	201	5	(110)	248,510	198,369	(7,822)	439,148

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows - operating activities
Net income	$39,555	$63,442
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,432	7,824
Deferred income taxes	(548)	(976)
Stock-based compensation expense	7,331	11,691
Accretion expense related to earnout payments	1,097	820
Gain on marketable securities	(2,040)	(113)
Loss on disposal of property and equipment	192	376
Impairment charges	7,246	—
Changes in assets and liabilities:
Accounts receivable	(52,205)	(64,753)
Accounts payable	(1,657)	(3,250)
Accrued expenses	(197,698)	(32,414)
Deferred revenue	(1,622)	(5,913)
Income taxes recoverable and payable, net	6,617	(5,661)
Retirement and pension plan assets and liabilities	6,697	3,476
Prepaid expenses	(3,771)	(6,637)
Other assets and liabilities, net	(3,243)	(8,960)
Net cash used in operating activities	(180,617)	(41,048)

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	(37,953)	—
Capital expenditures	(9,619)	(8,176)
Purchases of marketable securities and investments	(75,464)	(186,097)
Proceeds from sales of marketable securities and investments	289,689	1,216
Net cash provided by (used in) investing activities	166,653	(193,057)

Cash flows - financing activities
Repurchases of common stock	(904)	—
Cash dividends paid	(9,383)	(9,343)
Payment of employee tax withholdings on equity transactions	(4,141)	(3,219)
Acquisition earnout payments	(37,984)	—
Net cash used in financing activities	(52,412)	(12,562)

Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2,642)	(23,082)

Net decrease in cash, cash equivalents and restricted cash	(69,018)	(269,749)
Cash, cash equivalents and restricted cash at beginning of period	355,489	545,259
Cash, cash equivalents and restricted cash at end of period	$286,471	$275,510

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except per share figures and percentages)
(Unaudited)

1.    Basis of Presentation of Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements of Heidrick & Struggles International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant items subject to estimates and assumptions include revenue recognition, income taxes, interim effective tax rate and the assessment of goodwill, other intangible assets and long-lived assets for impairment. Estimates are subject to a degree of uncertainty and actual results could differ from these estimates. In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2023 and December 31, 2022, the results of operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022 have been included and are of a normal, recurring nature except as otherwise disclosed. These financial statements and notes are to be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

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

Restricted Cash

The following table provides a reconciliation of the cash and cash equivalents between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows as of September 30, 2023, and 2022, and December 31, 2022, and 2021:

	September 30,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$286,429	$275,468	$355,447	$545,225
Restricted cash included within other non-current assets	42	42	42	34
Total cash, cash equivalents and restricted cash	$286,471	$275,510	$355,489	$545,259

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$14,987	$20,826	$39,555	$63,442
Weighted average shares outstanding:
Basic	20,076	19,816	19,998	19,723
Effect of dilutive securities:
Restricted stock units	381	462	575	646
Performance stock units	96	135	143	189
Diluted	20,553	20,413	20,716	20,558
Basic earnings per share	$0.75	$1.05	$1.98	$3.22
Diluted earnings per share	$0.73	$1.02	$1.91	$3.09

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current liabilities - Operating lease liabilities and Non-current liabilities - Operating lease liabilities in the Company's Condensed Consolidated Balance Sheets. The Company does not have any leases that meet the finance lease criteria.

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

Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying value of goodwill may not be recoverable. These circumstances include a significant change in business climate, attrition of key personnel, changes in financial condition or results of operations, prolonged decline in the Company’s stock price or market capitalization, increased competition, and other factors.

The goodwill impairment test compares the fair value of a reporting unit to its carrying value, including goodwill. The Company operates five reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East), On-Demand Talent and Heidrick Consulting. The fair value of each of the Company’s reporting units is determined using a discounted cash flow methodology. An impairment charge is recognized for the value by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total value of goodwill allocated to that reporting unit.

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

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million to write-off all of the associated goodwill. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2023, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. The impairment was non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company's credit agreement.

Recently Issued Financial Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance was intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2024. The Company is currently evaluating the impact of this accounting guidance. The new guidance is not expected to have a material effect on the Company's financial statements.

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

Contract Balances

Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and liabilities are classified as current due to the nature of the Company's contracts, which are completed within one year. Contract assets are included within Current assets - Other current assets on the Condensed Consolidated Balance Sheets.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in the contract asset and liability balances from December 31, 2022, to September 30, 2023:

	September 30, 2023	December 31, 2022	Change
Contract assets
Unbilled receivables, net	$17,322	$13,940	$3,382
Contract assets	18,808	21,348	(2,540)
Total contract assets	36,130	35,288	842

Contract liabilities
Deferred revenue	$41,502	$43,057	$(1,555)

During the nine months ended September 30, 2023, the Company recognized revenue of $37.5 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the nine months ended September 30, 2023, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $19.3 million.

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

4.    Credit Losses

The Company is exposed to credit losses primarily through the provision of its executive search, consulting, and on-demand talent services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of clients' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for clients that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of clients' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

Balance at December 31, 2022	$6,643
Provision for credit losses	5,390
Write-offs	(5,460)
Foreign currency translation	(56)
Balance at September 30, 2023	$6,517

There were no investments with unrealized losses at September 30, 2023. At December 31, 2022, the fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, were as follows:

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

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	September 30, 2023	December 31, 2022
Leasehold improvements	$42,328	$40,829
Office furniture, fixtures and equipment	14,546	14,322
Computer equipment and software	36,743	30,085
Property and equipment, gross	93,617	85,236
Accumulated depreciation	(59,583)	(55,029)
Property and equipment, net	$34,034	$30,207

Depreciation expense for the three months ended September 30, 2023, and 2022 was $2.4 million and $1.8 million, respectively. Depreciation expense for the nine months ended September 30, 2023, and 2022 was $6.6 million and $5.4 million, respectively.

6.    Leases

The Company's lease portfolio is comprised of operating leases for office space and equipment. The majority of the Company's leases include both lease and non-lease components, which the Company accounts for differently depending on the underlying class of asset. Certain of the Company's leases include one or more options to renew or terminate the lease at the Company's discretion. Generally, the renewal and termination options are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal and termination options and, when they are reasonably certain of exercise, includes the renewal or termination option in the lease term.

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

As of September 30, 2023, office leases have remaining lease terms that range from less than one year to 10.0 years, some of which also include options to extend or terminate the lease. Most office leases contain both fixed and variable lease payments. Variable lease costs consist primarily of rent escalations based on an established index or rate and taxes, insurance, and common area or other maintenance costs, which are paid based on actual costs incurred by the lessor. The Company has elected to utilize the available practical expedient to not separate lease and non-lease components for office leases.

As of September 30, 2023, equipment leases, which are comprised of vehicle and office equipment leases, have remaining terms that range from less than one year to 4.8 years, some of which also include options to extend or terminate the lease. The

Company's equipment leases do not contain variable lease payments. The Company separates the lease and non-lease components for its equipment leases. Equipment leases do not comprise a significant portion of the Company's lease portfolio.

Lease cost components included within Operating expenses - General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$4,751	$4,124	$13,843	$12,967
Variable lease cost	2,213	$1,760	7,200	4,393
Total lease cost	$6,964	$5,884	$21,043	$17,360

Supplemental cash flow information related to the Company's operating leases is as follows for the nine months ended September 30:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,923	$13,572
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,944	$9,059

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, are as follows:

	2023	2022
Weighted Average Remaining Lease Term
Operating leases	6.2 years	6.5 years
Weighted Average Discount Rate
Operating leases	3.77%	3.31%

The future maturities of the Company's operating lease liabilities as of September 30, 2023, for the years ended December 31 are as follows:

Operating Lease Maturity
2023	$4,304
2024	20,749
2025	12,482
2026	11,161
2027	9,808
Thereafter	27,610
Total lease payments	86,114
Less: Interest	9,288
Present value of lease liabilities	$76,826

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at September 30, 2023
Cash				$171,155	$—

Level 1(1):
Money market funds				14,585	—
U.S. Treasury securities	$148,221	$28	$148,249	100,689	47,560
Total Level 1	148,221	28	148,249	115,274	47,560

Total	$148,221	$28	$148,249	$286,429	$47,560

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2022
Cash					$247,198	$—

Level 1(1):
Money market funds					62,338	—
U.S. Treasury securities	$312,121	$15	$(56)	$312,080	45,911	266,169
Total Level 1	312,121	15	(56)	312,080	108,249	266,169

Total	$312,121	$15	$(56)	$312,080	$355,447	$266,169

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $35.9 million and $29.1 million as of September 30, 2023, and December 31, 2022, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value:

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at September 30, 2023

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$43,154	$—	$—	$43,154	$—	$—

Level 2(2):
Retirement and pension plan assets	12,432	1,237	11,195	—	—	—
Pension benefit obligation	(13,783)	—	—	—	(1,237)	(12,546)
Total Level 2	(1,351)	1,237	11,195	—	(1,237)	(12,546)

Total	$41,803	$1,237	$11,195	$43,154	$(1,237)	$(12,546)

		Balance Sheet Classification
		Current Assets	Non-Current Assets		Current Liabilities	Non-Current Liabilities
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2022

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$34,354	$—	$—	$34,354	$—	$—

Level 2(2):
Retirement and pension plan assets	12,584	1,252	11,332	—	—	—
Pension benefit obligation	(13,951)	—	—	—	(1,252)	(12,699)
Total Level 2	(1,367)	1,252	11,332	—	(1,252)	(12,699)

Total	$32,987	$1,252	$11,332	$34,354	$(1,252)	$(12,699)

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the nine months ended September 30, 2023:

	Earnout	Contingent Compensation
Balance at December 31, 2022	$(36,010)	$(8,192)
Purchase accounting (See Note 8, Acquisitions)	(36,266)	—
Earnout accretion	(1,097)	—
Compensation expense	—	(8,711)
Payments	35,946	2,038
Foreign currency translation	894	(118)
Balance at September 30, 2023	$(36,533)	$(14,983)

Earnout accruals of zero and $36.0 million were recorded within Current liabilities - Other current liabilities as of September 30, 2023, and December 31, 2022, respectively, and earnout accruals of $36.5 million and zero were recorded within Non-current liabilities - Other non-current liabilities as of September 30, 2023, and December 31, 2022, respectively. Contingent compensation accruals of $5.3 million and $1.5 million are recorded within Current liabilities - Accrued salaries and benefits as of September 30, 2023 and December 31, 2022, respectively, and contingent compensation accruals of $9.6 million and $6.7 million are recorded within Non-current liabilities - Accrued salaries and benefits as of September 30, 2023 and December 31, 2022, respectively.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for the nine months ended September 30, 2023:

Goodwill
Balance at December 31, 2022	$138,361
Acquired goodwill	68,338
Impairment	(7,246)
Foreign currency translation	(1,212)
Balance at September 30, 2023	$198,241

8.    Acquisitions

On February 1, 2023, the Company acquired Atreus Group GmbH ("Atreus"), a leading provider of executive interim management in Germany. The Company paid $33.4 million in the first quarter of 2023, with a subsequent estimated payment of between $9.0 million and $13.0 million to be paid in 2023 upon the completion of Atreus' statutory audit for the year ended December 31, 2022, for all of the outstanding equity of Atreus. The former owners of Atreus are eligible to receive additional cash consideration, which the Company estimated on the acquisition date to be between $30.0 million and $40.0 million, to be paid in 2026 based on the achievement of certain revenue and operating income milestones for the period from the acquisition date through 2025. When estimating the present value of future cash consideration, the Company accrued an estimated $32.0 million as of the acquisition date for the earnout liability. The Company recorded an estimated $11.3 million for customer relationships, $5.4 million for software, $2.5 million for a trade name and $61.3 million of goodwill. Goodwill is primarily related to the acquired workforce and strategic fit and is not deductible for tax purposes. The consideration transferred was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. The measurement period for purchase price allocation ends when information on the facts and circumstances becomes available, not to exceed twelve months, and the Company expects to finalize its measurements for the acquisition during the fourth quarter of 2023 upon the evaluation of the statutory audit results and determination of the final payment amount. As of September 30, 2023, the allocations remain preliminary with regard to customer relationships, software, trade name, goodwill and earnout liability.

On April 1, 2023, the Company acquired businessfourzero, a next generation consultancy specializing in developing and implementing purpose-driven change. In connection with the acquisition, the Company paid $9.5 million in the second quarter of 2023 with a subsequent working capital settlement of $2.2 million paid in the third quarter of 2023. The former owners of businessfourzero are eligible to receive additional cash consideration, which the Company estimated on the acquisition date to be between $4.0 million and $8.0 million, to be paid in 2026 based on the achievement of certain revenue and operating income metrics for the period from the acquisition date through 2025. When estimating the present value of future cash consideration, the Company accrued an estimated $4.3 million as of the acquisition date for the earnout liability. The Company recorded $3.5 million for customer relationships, $0.5 million for a trade name, and $7.1 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit.

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	September 30, 2023	December 31, 2022
Executive Search
Americas	$91,519	$91,383
Europe	1,432	1,449
Total Executive Search	92,951	92,832
On-Demand Talent	105,290	45,529
Heidrick Consulting	7,246	—
Goodwill, gross	205,487	138,361
Accumulated impairment	(7,246)	—
Total goodwill	$198,241	$138,361

Changes in the carrying amount of goodwill by segment (for the segments that had recorded goodwill) for the nine months ended September 30, 2023, are as follows:

	Executive Search		On-Demand Talent	Heidrick Consulting
	Americas	Europe			Total
Goodwill	$91,383	$1,449	$45,529	$—	$138,361
Accumulated impairment losses	—	—	—	—	—
Balance at December 31, 2022	91,383	1,449	45,529	—	138,361

Atreus acquisition	—	—	61,265	—	61,265
businessfourzero acquisition	—	—	—	7,073	7,073
Impairment	—	—	—	(7,246)	(7,246)
Foreign currency translation	136	(17)	(1,504)	173	(1,212)

Goodwill	91,519	1,432	105,290	7,246	205,487
Accumulated impairment losses	—	—	—	(7,246)	(7,246)
Balance at September 30, 2023	$91,519	$1,432	$105,290	$—	$198,241

In February 2023, the Company acquired Atreus and recorded an estimated $61.3 million of goodwill related to the acquisition in the On-Demand Talent operating segment. In April 2023, the Company acquired businessfourzero and recorded an estimated $7.1 million of goodwill related to the acquisition in the Heidrick Consulting operating segment.

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

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million to write off all of the associated goodwill. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2023, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. The impairment was non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under the Company's credit agreement.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	September 30, 2023	December 31, 2022
Executive Search
Americas	$25	$51
Europe	111	216
Asia Pacific	4	15
Total Executive Search	140	282
Heidrick Consulting	3,242	—
On-Demand Talent	19,127	6,051
Total other intangible assets, net	$22,509	$6,333

In February 2023, the Company acquired Atreus and recorded estimated customer relationships short-term, customer relationships long-term, software and trade name intangible assets in the On-Demand Talent operating segment of $6.0 million, $5.3 million, $5.4 million and $2.5 million, respectively. The combined estimated weighted-average amortization period for the acquired intangible assets is 6.7 years with estimated amortization periods of 5.0, 14.0, 3.0 and 3.0 years for the customer relationships short-term, customer relationships long-term, software and trade name, respectively. In April 2023, the Company acquired businessfourzero and recorded estimated customer relationships and trade name intangible assets in the Heidrick Consulting operating segment of $3.5 million and $0.5 million, respectively. The combined estimated weighted-average amortization period for the acquired intangible assets is 8.3 years with estimated amortization periods of 9.0 and 3.0 years for the customer relationships and trade name intangible assets, respectively.

The carrying amount of amortizable intangible assets and the related accumulated amortization are as follows:

	Weighted Average Life (Years)	September 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9.8	$25,336	$(9,771)	$15,565	$10,720	$(6,164)	$4,556
Trade name	3.0	4,929	(2,615)	2,314	2,406	(1,925)	481
Software	3.0	8,397	(3,767)	4,630	3,110	(1,814)	1,296
Total intangible assets	7.7	$38,662	$(16,153)	$22,509	$16,236	$(9,903)	$6,333

Intangible asset amortization expense for the three months ended September 30, 2023, and 2022 was $2.4 million and $0.8 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2023, and 2022 was $6.9 million and $2.4 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of September 30, 2023, for the following years ended December 31 is as follows:

2023	$2,394
2024	7,499
2025	5,750
2026	2,441
2027	1,486
Thereafter	2,939
Total	$22,509

10.    Other Current and Non-current Assets and Liabilities

The components of other current assets are as follows:

	September 30, 2023	December 31, 2022
Contract assets	$36,130	$35,288
Other	14,481	5,434
Total other current assets	$50,611	$40,722

The components of other current liabilities are as follows:

	September 30, 2023	December 31, 2022
Earnout liability	$—	$36,010
Other	33,171	20,006
Total other current liabilities	$33,171	$56,016

The components of other non-current liabilities are as follows:

	September 30, 2023	December 31, 2022
Earnout liability	$36,533	$—
Other	4,452	5,293
Total other non-current liabilities	$40,985	$5,293

11.    Line of Credit

On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment replaced the interest rate benchmark, from LIBOR to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Second Amendment provided the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. Other than the foregoing, the material terms of the Amended Credit Agreement remain unchanged. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of September 30, 2023, and December 31, 2022, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

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

As of September 30, 2023, 4,166,113 awards have been issued under the Fourth A&R Program, including 784,325 forfeited awards, and 1,028,212 shares remain available for future awards. The Fourth A&R Program provides that no awards can be granted after May 25, 2033.

The Company measures its stock-based compensation costs based on the grant date fair value of the awards and recognizes these costs over the requisite service period.

A summary of information with respect to stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Salaries and benefits (1)	$2,934	$3,535	$6,337	$7,713
General and administrative expenses	203	405	1,013	810
Income tax benefit related to stock-based compensation included in net income	864	1,072	2,024	2,320

(1) Includes less than $0.1 million of expense and $0.2 million of income related to cash-settled restricted stock units for the three months ended September 30, 2023, and 2022, respectively, and $0.1 million of expense and $3.1 million of income related to cash-settled restricted stock units for the nine months ended September 30, 2023, and 2022, respectively.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 23,620 and 11,850 restricted stock units for services provided by the non-employee directors during the nine months ended September 30, 2023, and 2022, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the nine months ended September 30, 2023, is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2022	728,285	$31.97
Granted	276,227	26.91
Vested and converted to common stock	(291,113)	31.04
Forfeited	(25,693)	31.54
Outstanding on September 30, 2023	687,706	$30.35

As of September 30, 2023, there was $8.3 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.4 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to cliff vesting at the end of a three-year period. The vesting will vary between 0% and 200% based on the attainment of certain performance and market conditions over the three-year vesting period. Half of the award is based on the achievement of adjusted operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards subject to total shareholder return metrics is determined using the Monte Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Performance stock unit activity for the nine months ended September 30, 2023, is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding on December 31, 2022	260,452	$40.02
Granted	103,916	34.14
Vested and converted to common stock	(124,743)	31.51
Forfeited	—
Outstanding on September 30, 2023	239,625	$41.91

As of September 30, 2023, there was $5.4 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.9 years.

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

The Company recorded phantom stock-based compensation expense of less than $0.1 million and income of $0.2 million during the three months ended September 30, 2023, and 2022, respectively and $0.1 million of expense and $3.1 million of income related to phantom stock units during the nine months September 30, 2023, and 2022, respectively.

Phantom stock unit activity for the nine months ended September 30, 2023, is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2022	321,155
Granted	—
Vested	(115,180)
Forfeited	(18,674)
Outstanding on September 30, 2023	187,301

As of September 30, 2023, there was $1.0 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.5 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 16,134 and 11,850 shares of common stock for services provided by the non-employee directors during the nine months ended September 30, 2023, and 2022, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During the three months ended June 30, 2023, the Company purchased 36,000 shares of common stock for $0.9 million. There were no purchases of common stock during the three months ended September 30, 2023. There were no purchases of shares of common stock in 2022, and prior to the 2023 purchase, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31,
2012. As of September 30, 2023, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

13. Restructuring

During the year ended December 31, 2020, the Company implemented a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company's real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The Company did not incur any charges during the three and nine months ended September 30, 2023 and 2022 and does not anticipate incurring any future charges under the 2020 Plan.

Changes in the restructuring accrual for the nine months ended September 30, 2023, were as follows:

Employee Related
Accrual balance at December 31, 2022	3,422
Cash payments	(3,516)
Exchange rate fluctuations	94
Accrual balance at September 30, 2023	$—

Restructuring accruals associated with the elimination of certain deferred compensation programs of $3.4 million were recorded within Current liabilities - Accrued salaries and benefits in the Consolidated Balance Sheets as of December 31, 2022.

14.    Income Taxes

The Company reported income before taxes of $24.0 million and an income tax provision of $9.0 million for the three months ended September 30, 2023. The Company reported income before taxes of $29.5 million and an income tax provision of $8.7 million for the three months ended September 30, 2022. The effective tax rates for the three months ended September 30, 2023, and 2022, were 37.5% and 29.5%, respectively. The effective tax rate for the three months ended September 30, 2023 was impacted by the tax effect on goodwill impairment and the inability to recognize losses. The effective tax rate for the three months ended September 30, 2022 was impacted by one-time items and the mix of income.

The Company reported income before taxes of $63.7 million and an income tax provision of $24.1 million for the nine months ended September 30, 2023. The Company reported income before taxes of $92.3 million and an income tax provision of $28.9 million for the nine months ended September 30, 2022. The effective tax rates for the nine months ended September 30, 2023, and 2022, were 37.9% and 31.3%, respectively. The effective tax rate for the nine months ended September 30, 2023 was impacted by the tax effect on goodwill impairment and the inability to recognize losses. The effective tax rate for the nine months ended September 30, 2022 was impacted by one-time items and the mix of income.

15.    Changes in Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) (“AOCI”) by component for the nine months ended September 30, 2023, are as follows:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2022	$(41)	$(4,163)	$15	$(4,189)
Other comprehensive income before reclassification, net of tax	68	(3,701)	—	(3,633)
Balance at September 30, 2023	$27	$(7,864)	$15	$(7,822)

16.    Segment Information

The Company has five operating segments. The Executive Search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally.

For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and other operating income are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue) and analyzing operating expenses as a percentage of net revenue, more appropriately reflect its core operations.

Revenue and operating income by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Executive Search
Americas	$132,320	$143,747	$398,210	$482,320
Europe	44,606	41,141	129,104	139,017
Asia Pacific	21,888	27,919	68,766	87,928
Total Executive Search	198,814	212,807	596,080	709,265
On-Demand Talent	41,053	23,247	111,410	68,981
Heidrick Consulting	23,293	19,131	66,212	59,501
Revenue before reimbursements (net revenue)	263,160	255,185	773,702	837,747
Reimbursements	4,736	3,086	10,090	7,170
Total revenue	$267,896	$258,271	$783,792	$844,917

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)
Executive Search
Americas	$39,285	$39,741	$121,128	$123,842
Europe	8,519	5,652	12,663	15,661
Asia Pacific	2,486	4,503	7,132	13,469
Total Executive Search	50,290	49,896	140,923	152,972
On-Demand Talent	(4,595)	(276)	(11,821)	(1,207)
Heidrick Consulting (1)	(4,075)	(2,000)	(17,877)	(4,492)
Total segment operating income	41,620	47,620	111,225	147,273
Research and Development	(5,560)	(5,400)	(16,746)	(14,347)
Global Operations Support	(13,923)	(13,898)	(40,986)	(40,506)
Total operating income	$22,137	$28,322	$53,493	$92,420

(1) Includes $7.2 million of impairment charges for the nine months ended September 30, 2023.

17.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for its office lease agreements. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have to use cash to fulfill the obligation if there is a default on a payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.4 million as of September 30, 2023. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the federal securities laws, including statements regarding guidance for the fourth quarter of 2023 and the Company's expectations regarding its One Heidrick strategy and associated investment initiatives. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “projects,” “forecasts,” "aim," and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage and retain qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data; the impacts, direct and indirect, of the COVID-19 pandemic (including the emergence of variant strains) or other highly infectious or contagious disease on our business, our consultants and employees, and the overall economy; the aggressive competition we face; the fact that our net revenue may be affected by adverse economic conditions including inflation, the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine and the conflict in Israel and the Gaza strip and the risks of an expansion or escalation of those conflicts; unfavorable tax law changes and tax authority rulings; the timing of the establishment or reversal of valuation allowance on deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; and the fact that we have anti-takeover provisions that could make an acquisition of us difficult and expensive. We caution the reader that the list of factors may not be exhaustive. For more information on the factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading "Risk Factors" in Item 1A, and any subsequent Company filings with the Securities and Exchange Commission ("SEC"). We caution the reader that the list of factors may not be exhaustive. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe focusing on top-level senior executives provides the opportunity for several competitive advantages including access to and influence with key decision makers, increased potential for recurring search and consulting engagements, higher fees per search engagement, enhanced brand visibility, and a leveraged global footprint. Working at the top of client organizations also facilitates the attraction and retention of high-caliber consultants who desire to serve top industry executives and their leadership needs. Our executive search services derive revenue through the fees generated for each search engagement, which generally are based on the annual compensation for the placed executive. We provide our executive search services primarily on a retained basis.

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

Heidrick Consulting. As a complement and extension of our search services, we partner with organizations through Heidrick Consulting to provide advisory services related to leadership assessment and development, organization and team effectiveness, and culture shaping. Our tools and experts use data and technology designed to bring science to the art of human capital development and organizational design. Our services allow our clients to accelerate their strategies and the effectiveness of individual leaders, teams and organizations as a whole.

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

We also remain focused on expanding our revenue streams beyond our executive search business through the investment in the diversification of our product offerings, namely our One Heidrick strategy, and soon to include Heidrick Digital. Through these diversified solutions, we intend to meet our clients growing talent and human capital needs by providing a more comprehensive suite of offerings.

In addition to organic expansion efforts, on February 1, 2023, we acquired Atreus, a leading provider of executive interim management in Germany, allowing us to establish and grow our on-demand talent presence in continental Europe. On April 1, 2023, we acquired businessfourzero, a next generation consultancy specializing in developing and implementing purpose-driven change, which complements our existing culture shaping services to offer a broader, more robust set of leadership advisory solutions.

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

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first half of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, will continue to be paid under the terms of the cash bonus deferral program. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets. The final cash bonus deferrals were paid during the nine months ended September 30, 2023.

Fourth Quarter 2023 Outlook

The Company expects 2023 fourth quarter consolidated net revenue of between $240 million and $260 million, while acknowledging that continued fluidity in external factors, such as foreign exchange and interest rate environments, foreign conflicts, inflation and macroeconomic constraints on pricing actions may impact quarterly results. In addition, this outlook is based on the average currency rates in September 2023 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive Search confirmations, On-Demand Talent projects, and Heidrick Consulting assignments, consultant productivity, consultant retention, and the seasonality of the business, along with the current backlog.

The Company's 2023 fourth quarter guidance is subject to a number of risks and uncertainties, including those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our subsequent quarterly reports on Form 10-Q and in our other filings with the SEC. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.8	1.2	1.3	0.9
Total revenue	101.8	101.2	101.3	100.9

Operating expenses
Salaries and benefits	63.5	67.2	65.3	69.3
General and administrative expenses	14.3	12.6	14.5	11.6
Cost of services	11.7	7.0	10.2	6.3
Research and development	2.1	2.1	2.2	1.7
Impairment charges	—	—	0.9	—
Reimbursed expenses	1.8	1.2	1.3	0.9
Total operating expenses	93.4	90.1	94.4	89.8

Operating income	8.4	11.1	6.9	11.0

Non-operating income (expense)
Interest, net	1.0	0.5	1.0	0.2
Other, net	(0.2)	—	0.3	(0.2)
Net non-operating income	0.7	0.5	1.3	—

Income before income taxes	9.1	11.6	8.2	11.0

Provision for income taxes	3.4	3.4	3.1	3.4

Net income	5.7%	8.2%	5.1%	7.6%

Note: Totals and sub-totals may not equal the sum of individual line items due to rounding.

The following tables set forth, for the periods indicated, our revenue and operating income by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Executive Search
Americas	$132,320	$143,747	$398,210	$482,320
Europe	44,606	41,141	129,104	139,017
Asia Pacific	21,888	27,919	68,766	87,928
Total Executive Search	198,814	212,807	596,080	709,265
On-Demand Talent	41,053	23,247	111,410	68,981
Heidrick Consulting	23,293	19,131	66,212	59,501
Revenue before reimbursements (net revenue)	263,160	255,185	773,702	837,747
Reimbursements	4,736	3,086	10,090	7,170
Total revenue	$267,896	$258,271	$783,792	$844,917

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)
Executive Search
Americas	$39,285	$39,741	$121,128	$123,842
Europe	8,519	5,652	12,663	15,661
Asia Pacific	2,486	4,503	7,132	13,469
Total Executive Search	50,290	49,896	140,923	152,972
On-Demand Talent	(4,595)	(276)	(11,821)	(1,207)
Heidrick Consulting (1)	(4,075)	(2,000)	(17,877)	(4,492)
Total segment operating income	41,620	47,620	111,225	147,273
Research and Development	(5,560)	(5,400)	(16,746)	(14,347)
Global Operations Support	(13,923)	(13,898)	(40,986)	(40,506)
Total operating income	$22,137	$28,322	$53,493	$92,420

(1) Includes $7.2 million of impairment charges for the nine months ended September 30, 2023.

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022

Total revenue. Consolidated total revenue increased $9.6 million, or 3.7%, to $267.9 million for the three months ended September 30, 2023, from $258.3 million for the three months ended September 30, 2022. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue increased $8.0 million, or 3.1%, to $263.2 million for the three months ended September 30, 2023, from $255.2 million for the three months ended September 30, 2022. Foreign exchange rate fluctuations positively impacted results by $5.1 million, or 2.0%. Executive Search net revenue was $198.8 million for the three months ended September 30, 2023, a decrease of $14.0 million, or 6.6%, compared to the three months ended September 30, 2022. The decrease in Executive Search net revenue was primarily due to a decrease in the volume of executive search confirmations. On-Demand Talent net revenue was $41.1 million for the three months ended September 30, 2023, an increase of $17.8 million, or 76.6%, compared to the three months ended September 30, 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus Group GmbH ("Atreus") in February 2023, partially offset by a decrease in the volume of legacy on-demand projects. Heidrick Consulting net revenue was $23.3 million for the three months ended September 30, 2023, an increase of $4.2 million, or 21.8%, compared to the three months ended September 30, 2022. The increase in Heidrick Consulting revenue was primarily due to the acquisition of businessfourzero in April 2023, and an increase in leadership assessment and development consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 417 and 90, respectively, as of September 30, 2023, compared to 389 and 72, respectively, as of September 30, 2022. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.9 million and $2.2 million for the three months ended September 30, 2023, and 2022, respectively, reflecting a higher number of consultants combined with a lower revenue. The average revenue per executive search was $153,000 and $155,000 for the three months ended September 30, 2023, and 2022, respectively.

Salaries and benefits. Consolidated salaries and benefits expense decreased $4.3 million, or 2.5%, to $167.2 million for the three months ended September 30, 2023, from $171.5 million for the three months ended September 30, 2022. Fixed compensation increased $9.2 million due to increases in base salaries and payroll taxes, expenses related to the deferred compensation plan, separation costs, and talent acquisition and retention costs, partially offset by decreases in stock compensation, and retirement and benefits. The increase in base salaries and payroll taxes was primarily due to the acquisitions of Atreus and businessfourzero. Variable compensation decreased $13.5 million due to lower bonus accruals related to decreased consultant productivity. Foreign exchange rate fluctuations negatively impacted results by $2.9 million, or 1.7%.

For the three months ended September 30, 2023, we had an average of 2,232 employees compared to an average of 2,036 employees for the three months ended September 30, 2022.

As a percentage of net revenue, salaries and benefits expense was 63.5% for the three months ended September 30, 2023, compared to 67.2% for the three months ended September 30, 2022.

General and administrative expenses. Consolidated general and administrative expenses increased $5.4 million, or 16.7%, to $37.6 million for the three months ended September 30, 2023, from $32.2 million for the three months ended September 30, 2022. The increase in general and administrative expenses was due to increases in intangible amortization, expenses related to office occupancy, and marketing, as well as the acquisition of Atreus and businessfourzero, partially offset by a decrease in business development travel. Foreign exchange rate fluctuations negatively impacted results by $0.7 million, or 2.1%.

As a percentage of net revenue, general and administrative expenses were 14.3% for the three months ended September 30, 2023, compared to 12.6% for the three months ended September 30, 2022.

Cost of services. Consolidated cost of services increased $12.9 million, or 72.3%, to $30.7 million for the three months ended September 30, 2023, from $17.8 million for the three months ended September 30, 2022. The increase in cost of services was primarily due to an increase in the volume of On-Demand Talent projects driven by the acquisition of Atreus. Foreign exchange rate fluctuations negatively impacted results by $1.3 million, or 7.5%.

As a percentage of net revenue, cost of services was 11.7% for the three months ended September 30, 2023, compared to 7.0% for the three months ended September 30, 2022.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. The results of our R&D efforts will be utilized to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting and On-Demand Talent, and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator, which we are beta testing. Accordingly, consolidated R&D expense increased $0.2 million, or 3.0%, to $5.6 million for the three months ended September 30, 2023, from $5.4 million for the three months ended September 30, 2022. R&D expense consists of payroll, employee benefits, stock-based compensation other employee expenses and third-party professional fees associated with new product development.

Operating income. Consolidated operating income was $22.1 million for the three months ended September 30, 2023, compared to $28.3 million, including a fair value adjustment to reduce the On-Demand Talent earnout by $0.5 million, for the three months ended September 30, 2022. Foreign exchange rate fluctuations positively impacted operating income by $0.2 million, or 0.8%.

Net non-operating income. Net non-operating income was $1.9 million for the three months ended September 30, 2023, compared to $1.2 million for the three months ended September 30, 2022.

Interest, net, was $2.5 million of income for the three months ended September 30, 2023, compared to $1.3 million for the three months ended September 30, 2022, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $0.6 million of expense for the three months ended September 30, 2023, compared to less than $0.1 million of expense for the three months ended September 30, 2022. The expense in both periods is primarily due to unrealized losses on the deferred compensation plan, partially offset by foreign exchange gains. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas reported net revenue of $132.3 million for the three months ended September 30, 2023, a decrease of 7.9% from $143.7 million for the three months ended September 30, 2022. The decrease in net revenue was primarily due to a 13.7% decrease in the number of executive search engagements. All practice groups exhibited growth over the prior period, with the exception of the Global Technology and Services and Consumer practice groups. Foreign exchange rate fluctuations positively impacted results by $0.2 million, or 0.2%. There were 215 Executive Search consultants in the Americas segment at September 30, 2023, compared to 203 at September 30, 2022.

Salaries and benefits expense decreased $10.0 million, or 10.8%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Fixed compensation increased $0.1 million due to increases in expenses related to the deferred compensation plan, base salaries and payroll taxes, and stock compensation, partially offset by decreases in talent acquisition and retention costs, and retirement and benefits. Variable compensation decreased $10.1 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses decreased $1.0 million, or 8.6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to decrease in bad debt, expenses related to office occupancy, business development travel, professional fees, and hiring fees, partially offset by an increase in resource library.

The Americas reported operating income of $39.3 million for the three months ended September 30, 2023, a decrease of $0.5 million, or 1.1%, compared to $39.7 million for the three months ended September 30, 2022.

Europe

Europe reported net revenue of $44.6 million for the three months ended September 30, 2023, an increase of 8.4% from $41.1 million for the three months ended September 30, 2022. The increase in net revenue was primarily due to a 16.9% increase in the number of executive search confirmations. The Life Sciences practice group exhibited growth over the prior year period. Foreign exchange rate fluctuations positively impacted results by $3.1 million, or 7.5%. There were 127 Executive Search consultants in the Europe segment at September 30, 2023, compared to 113 at September 30, 2022.

Salaries and benefits expense decreased less than $0.1 million, or 0.1%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Fixed compensation increased $2.8 million due to increases in base salaries and payroll taxes, talent acquisition and retention costs, and retirement and benefits, partially offset by a decrease in stock compensation. Variable compensation decreased $2.8 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense increased $0.6 million, or 9.6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to increases in professional fees, expenses related to office occupancy, taxes and licenses, and marketing, partially offset by a decrease in hiring fees.

Europe reported operating income of $8.5 million for the three months ended September 30, 2023, an increase of $2.9 million, or 50.7%, compared to $5.7 million for the three months ended September 30, 2022.

Asia Pacific

Asia Pacific reported net revenue of $21.9 million for the three months ended September 30, 2023, a decrease of 21.6% compared to $27.9 million for the three months ended September 30, 2022. The decrease in net revenue was primarily due to a 10.9% decrease in the number of executive search confirmations. The Life Sciences, Global Technology and Services, and Industrial practice groups exhibited growth over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $0.5 million, or 1.8%. There were 75 Executive Search consultants in the Asia Pacific segment at September 30, 2023, compared to 73 at September 30, 2022.

Salaries and benefits expense decreased $3.7 million, or 19.4%, for the three months ended September 30, 2023, compared to the three months September 30, 2022. Fixed compensation decreased $0.8 million due to decreases in expenses related to retirement and benefits, and stock compensation, partially offset by increases in talent acquisition and retention costs, and base salaries and payroll taxes. Variable compensation decreased $2.9 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses decreased $0.4 million, or 7.8%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to decreases in professional fees, office occupancy, and taxes and licenses, partially offset by increases in business development travel and bad debt.

Asia Pacific reported operating income of $2.5 million for the three months ended September 30, 2023, a decrease of $2.0 million, or 44.8%, compared to $4.5 million for the three months ended September 30, 2022.

On-Demand Talent

On-Demand Talent reported net revenue of $41.1 million for the three months ended September 30, 2023, an increase of 76.6% compared to $23.2 million for the three months ended September 30, 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus, partially offset by a decrease in the volume of legacy on-demand projects. Foreign exchange rate fluctuations positively impacted results by $1.7 million, or 7.4%.

Salaries and benefits expense increased $5.7 million, or 100.0%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Fixed compensation increased $3.1 million due to increases in base salaries and payroll taxes, including the acquisition of Atreus, and retirement and benefits. Variable compensation increased $2.6 million due to higher bonus accruals related to increased performance.

General and administrative expense increased $3.7 million, or 202.2%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to increases in intangible amortization, in connection with the acquisition of Atreus, professional fees, resource library, marketing, and office occupancy, partially offset by a decrease in business development travel.

Cost of services increased $12.7 million, or 79.7%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in the volume of On-Demand Talent projects driven by the acquisition of Atreus.

On-Demand Talent reported an operating loss of $4.6 million for the three months ended September 30, 2023, a decrease of $4.3 million compared to an operating loss of $0.3 million for the three months ended September 30, 2022.

Heidrick Consulting

Heidrick Consulting reported net revenue of $23.3 million for the three months ended September 30, 2023, an increase of 21.8% compared to $19.1 million for the three months ended September 30, 2022. The increase in net revenue was primarily due to the acquisition of businessfourzero, and increases in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.6 million, or 3.1%. There were 90 Heidrick Consulting consultants at September 30, 2023 compared to 72 at September 30, 2022.

Salaries and benefits expense increased $4.0 million, or 24.7%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Fixed compensation increased $3.2 million due to increases in base salaries and payroll taxes, in connection with the acquisition of businessfourzero, retirement and benefits, and separation costs, partially offset by decreases in stock compensation, and talent acquisition and retention costs. Variable compensation increased $0.7 million due to higher bonus accruals related to increased performance.

General and administrative expenses increased $2.1 million, or 66.0%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to increases in office occupancy, intangible amortization, in connection with the acquisition of businessfourzero, business development travel, and professional fees.

Cost of services increased $0.2 million, or 8.5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to an increase in the volume of consulting projects.

Heidrick Consulting reported an operating loss of $4.1 million, for the three months ended September 30, 2023, a decrease of $2.1 million, or 103.8%, compared to an operating loss of $2.0 million for the three months ended September 30, 2022.

Global Operations Support

Global Operations Support expenses for the three months ended September 30, 2023, remained consistent at $13.9 million from the three months ended September 30, 2022.

Salaries and benefits expense decreased $0.3 million, or 3.1%, for the three months ended September 30, 2023, due to decreases in variable compensation and stock compensation, partially offset by increases in base salaries and payroll taxes, separation costs, and retirement and benefits.

General and administrative expenses increased $0.3 million, or 6.8%, for the three months ended September 30, 2023, due to increases in expenses relating to information technology, insurance and bank fees, hiring fees, and marketing, partially offset by decreases in professional fees and business development travel.

Nine months Ended September 30, 2023, Compared to the Nine months Ended September 30, 2022

Total revenue. Consolidated total revenue decreased $61.1 million, or 7.2%, to $783.8 million for the nine months ended September 30, 2023, from $844.9 million for the nine months ended September 30, 2022. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue) described below.

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $64.0 million, or 7.6%, to $773.7 million for the nine months ended September 30, 2023, from $837.7 million for the nine months ended September 30, 2022. Foreign exchange rate fluctuations negatively impacted results by $1.0 million, or 0.1%. Executive Search net revenue was $596.1 million for the nine months ended September 30, 2023, a decrease of $113.2 million, or 16.0%, compared to the nine months ended September 30, 2022. The decrease in Executive Search net revenue was primarily due to a decrease in the volume of executive search confirmations. On-Demand Talent net revenue was $111.4 million for the nine months ended September 30, 2023, an increase of $42.4 million, or 61.5%, compared to the nine months ended September 30, 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus, partially offset by a decrease in the volume of legacy on-demand projects. Heidrick Consulting net revenue was $66.2 million for the nine months ended September 30, 2023, an increase of $6.7 million, or 11.3%, compared to the nine months ended September 30, 2022. The increase in Heidrick Consulting revenue was primarily due to the acquisition of businessfourzero, and an increase in leadership assessment and development consulting engagements compared to the prior year period.

The number of Executive Search and Heidrick Consulting consultants was 417 and 90, respectively, as of September 30, 2023, compared to 389 and 72, respectively, as of September 30, 2022. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.9 million and $2.5 million for the nine months ended September 30, 2023, and 2022, respectively. The average revenue per executive search was $147,000 and $142,000 for the nine months ended September 30, 2023, and 2022, respectively.

Salaries and benefits. Consolidated salaries and benefits expense decreased $75.6 million, or 13.0%, to $505.0 million for the nine months ended September 30, 2023, from $580.6 million for the nine months ended September 30, 2022. Fixed compensation increased $41.4 million due to increases in base salaries and payroll taxes, expenses related to the deferred compensation plan, retirement and benefits, and separation costs, partially offset by decreases in stock compensation, and talent acquisition and retention costs. The increase in base salaries and payroll taxes was primarily due to the acquisitions of Atreus and businessfourzero. Variable compensation decreased $116.7 million due to lower bonus accruals related to decreased consultant productivity. Foreign exchange rate fluctuations positively impacted results by $1.2 million, or 0.2%.

For the nine months ended September 30, 2023, we had an average of 2,206 employees compared to an average of 1,969 employees for the nine months ended September 30, 2022.

As a percentage of net revenue, salaries and benefits expense was 65.3% for the nine months ended September 30, 2023, compared to 69.3% for the nine months ended September 30, 2022.

General and administrative expenses. Consolidated general and administrative expenses increased $15.2 million, or 15.7%, to $112.4 million for the nine months ended September 30, 2023, from $97.2 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was due to increases in intangible amortization, earnout accretion, office occupancy, information technology, taxes and licenses, and the acquisitions of Atreus and businessfourzero, partially offset by a decrease in hiring fees. Foreign exchange rate fluctuations positively impacted results by less than $0.1 million, or less than 0.1%.

As a percentage of net revenue, general and administrative expenses were 14.5% for the nine months ended September 30, 2023, compared to 11.6% for the nine months ended September 30, 2022.

Cost of services. Consolidated cost of services increased $25.6 million, or 48.2%, to $78.8 million for the nine months ended September 30, 2023, from $53.2 million for the nine months ended September 30, 2022. The increase in cost of services was primarily due to the acquisition of Atreus. Foreign exchange rate fluctuations negatively impacted results by $1.1 million, or 2.1%.

As a percentage of net revenue, cost of services was 10.2% for the nine months ended September 30, 2023, compared to 6.3% for the nine months ended September 30, 2022.

Research and development. Consolidated R&D expense increased $2.4 million, or 16.7%, to $16.7 million for the nine months ended September 30, 2023, from $14.3 million for the nine months ended September 30, 2022. R&D expense consists of payroll, employee benefits, stock-based compensation other employee expenses and third-party professional fees associated with new product development.

Impairment charges. On October 31, 2022, the Company conducted its annual goodwill impairment evaluation, which indicated that the carrying value of the Heidrick Consulting reporting unit was less than its fair value. During the three months ended June 30, 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2023, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement.

Operating income. Consolidated operating income was $53.5 million for the nine months ended September 30, 2023, including impairment charges of $7.2 million, compared to $92.4 million for the nine months ended September 30, 2022. Foreign exchange rate fluctuations negatively impacted operating income by $0.9 million, or 1.0%.

Net non-operating income (expense). Net non-operating income was $10.2 million for the nine months ended September 30, 2023, compared to an expense of less than $0.1 million for the nine months ended September 30, 2022.

Interest, net, was $7.7 million of income for the nine months ended September 30, 2023, compared to $1.7 million for the nine months ended September 30, 2022, primarily due to higher interest rates on a higher volume of short-term investments.

Other, net, was $2.5 million of income for the nine months ended September 30, 2023, compared to $1.7 million of expense for the nine months ended September 30, 2022. The income in the current year is primarily due to unrealized gains on the deferred compensation plan compared to unrealized losses in the prior period. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 14, Income Taxes.

Executive Search

Americas

The Americas reported net revenue of $398.2 million for the nine months ended September 30, 2023, a decrease of 17.4% from $482.3 million for the nine months ended September 30, 2022. The decrease in net revenue was primarily due to a 19.0% decrease in the number of executive search engagements. The Social Impact and Industrial practice groups exhibited growth over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or less than 0.1%. There were 215 Executive Search consultants in the Americas segment at September 30, 2023, compared to 203 at September 30, 2022.

Salaries and benefits expense decreased $81.3 million, or 25.0%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Fixed compensation increased $8.2 million due to increases in expenses related to the deferred compensation plan, stock compensation, retirement and benefits, and separation costs, partially offset by decreases in talent acquisition and retention costs, and base salaries and payroll taxes. Variable compensation decreased $89.5 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses decreased $0.1 million, or 0.2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to decreases in business development travel, professional fees, marketing, and communication services, partially offset by increases in expenses related to office occupancy, resource library, bad debt, and information technology.

The Americas reported operating income of $121.1 million for the nine months ended September 30, 2023, a decrease of $2.7 million, or 2.2%, compared to $123.8 million for the nine months ended September 30, 2022.

Europe

Europe reported net revenue of $129.1 million for the nine months ended September 30, 2023, a decrease of 7.1% from $139.0 million for the nine months ended September 30, 2022. The decrease in net revenue was primarily due to a 17.2% decrease in the number of executive search confirmations. The Consumer, Social Impact, and Industrial practice groups exhibited growth over the prior year period. Foreign exchange rate fluctuations positively impacted results by $0.8 million, or 0.6%. There were 127 Executive Search consultants in the Europe segment at September 30, 2023, compared to 113 at September 30, 2022.

Salaries and benefits expense decreased $7.8 million, or 7.5%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Fixed compensation increased $12.3 million due to increases in base salaries and payroll taxes, talent acquisition and retention costs, retirement and benefits, and separation costs. Variable compensation decreased $20.1 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expense increased $0.8 million, or 4.2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to increases in expenses related to office occupancy, taxes and licenses, and marketing, partially offset by a decrease in hiring fees.

Europe reported operating income of $12.7 million for the nine months ended September 30, 2023, a decrease of $3.0 million, or 19.1%, compared to $15.7 million for the nine months ended September 30, 2022.

Asia Pacific

Asia Pacific reported net revenue of $68.8 million for the nine months ended September 30, 2023, a decrease of 21.8% compared to $87.9 million for the nine months ended September 30, 2022. The decrease in net revenue was primarily due to a 19.5% decrease in the number of executive search confirmations. The Industrial practice group exhibited growth over the prior year period. Foreign exchange rate fluctuations negatively impacted results by $2.8 million, or 3.2%. There were 75 Executive Search consultants in the Asia Pacific segment at September 30, 2023, compared to 73 at September 30, 2022.

Salaries and benefits expense decreased $12.3 million, or 19.9%, for the nine months ended September 30, 2023, compared to the nine months September 30, 2022. Fixed compensation increased $1.3 million due to increases in base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by a decrease in retirement and benefits. Variable compensation decreased $13.6 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses decreased $0.6 million, or 4.4%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to decreases in expenses related to office occupancy, professional fees, business development travel, bad debt, and taxes and licenses, partially offset by increases in marketing.

Asia Pacific reported operating income of $7.1 million for the nine months ended September 30, 2023, a decrease of $6.3 million, or 47.0%, compared to $13.5 million for the nine months ended September 30, 2022.

On-Demand Talent

On-Demand Talent reported net revenue of $111.4 million for the nine months ended September 30, 2023, an increase of 61.5% compared to $69.0 million for the nine months ended September 30, 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus, partially offset by a decrease in the volume of legacy on-demand projects. Foreign exchange rate fluctuations positively impacted results by $1.5 million, or 2.2%.

Salaries and benefits expense increased $18.2 million, or 112.0%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Fixed compensation increased $11.6 million due to increases in base salaries and payroll taxes, in connection with the acquisition of Atreus, retirement and benefits, and separation costs. Variable compensation increased $6.6 million due to higher bonus accruals related to increased performance.

General and administrative expense increased $9.0 million, or 143.0%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to intangible amortization, in connection with the acquisition of Atreus, professional fees, office occupancy, marketing, resource library, and business development travel.

Cost of services increased $25.9 million, or 54.3%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in the volume of On-Demand Talent projects driven by the acquisition of Atreus.

On-Demand Talent reported an operating loss of $11.8 million for the nine months ended September 30, 2023, a decrease of $10.6 million compared to an operating loss of $1.2 million for the nine months ended September 30, 2022.

Heidrick Consulting

Heidrick Consulting reported net revenue of $66.2 million for the nine months ended September 30, 2023, an increase of 11.3% compared to $59.5 million for the nine months ended September 30, 2022. The increase in net revenue was primarily due to the acquisition of businessfourzero, and an increase in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations negatively impacted results by $0.2 million, or 0.3%. There were 90 Heidrick Consulting consultants at September 30, 2023 compared to 72 at September 30, 2022.

Salaries and benefits expense increased $8.9 million, or 18.5%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Fixed compensation increased $8.0 million due to increases in base salaries and payroll taxes, in connection with the acquisition of businessfourzero, retirement and benefits, expenses related to the deferred compensation plan, and separation costs, partially offset by decreases in stock compensation, and talent acquisition and retention costs. Variable compensation increased $0.9 million due to higher bonus accruals related to increased performance.

General and administrative expenses increased $4.2 million, or 40.6%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to increases in expense related to office occupancy, intangible amortization, in connection with the acquisition of businessfourzero, business development travel, professional fees, information technology, and marketing.

Cost of services decreased $0.2 million, or 4.2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to a decrease in the volume of consulting projects utilizing external third-party consultants, partially offset by the acquisition of businessfourzero.

Impairment charges for the nine months ended September 30, 2023, were $7.2 million as a result of an interim impairment evaluation on the goodwill of the Heidrick Consulting reporting unit. The impairment charge is recorded within Impairment charges in the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023.

Heidrick Consulting reported an operating loss of $17.9 million, including impairment charges of $7.2 million, for the nine months ended September 30, 2023, a decrease of $13.4 million compared to an operating loss of $4.5 million for the nine months ended September 30, 2022.

Global Operations Support

Global Operations Support expenses for the nine months ended September 30, 2023, increased $0.5 million, or 1.2%, to $41.0 million from $40.5 million for the nine months ended September 30, 2022.

Salaries and benefits expense decreased $1.4 million, or 5.2%, for the nine months ended September 30, 2023, due to decreases in expenses related to stock compensation and variable compensation, partially offset by increases in base salaries and payroll taxes, retirement and benefits, separation costs, and talent acquisition and retention costs.

General and administrative expenses increased $1.9 million, or 13.7%, for the nine months ended September 30, 2023, due to increases in expenses related to information technology, taxes and licenses, insurance and bank fees, office occupancy, and marketing, partially offset by decreases in professional fees, hiring fees, and business development travel.

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

Lines of credit. On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment replaced the interest rate benchmark, from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Second Amendment provided the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. Other than the foregoing, the material terms of the Amended Credit Agreement remain unchanged. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of September 30, 2023, and December 31, 2022, the Company had no outstanding borrowings. As of such dates, the Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities at September 30, 2023, December 31, 2022, and September 30, 2022 were $334.0 million, $621.6 million and $456.0 million, respectively. The $334.0 million of cash, cash equivalents and marketable securities at September 30, 2023 includes $147.9 million held by our foreign subsidiaries. A portion of the $147.9 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the U.S., the repatriation of these funds could cause us to incur additional U.S. income taxes or foreign withholding taxes.

Cash flows used in operating activities. Cash used in operating activities was $180.6 million for the nine months ended September 30, 2023, primarily reflecting a decrease in accrued expenses of $197.7 million and an increase in accounts receivable of $52.2 million, partially offset by net income net of non-cash charges of $66.3 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2022 and prior year cash bonus deferrals of $422.0 million, partially offset by 2023 bonus accruals.

Cash used in operating activities was $41.0 million for the nine months ended September 30, 2022, primarily reflecting increases in accounts receivable of $64.8 million, and a decrease in accrued expenses of $32.4 million, partially offset by net income net of non-cash charges of $83.1 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2021 and prior year cash bonus deferrals of $383.1 million, partially offset by 2022 bonus accruals.

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $166.7 million for the nine months ended September 30, 2023, due to proceeds from sales of marketable securities and investments of $289.7 million, partially offset by purchases of marketable securities and investments of $75.5 million, payments for the acquisitions of Atreus and businessfourzero of $38.0 million, and capital expenditures of $9.6 million.

Cash used in investing activities was $193.1 million for the nine months ended September 30, 2022, due to purchases of marketable securities and investments of $186.1 million, and capital expenditures of $8.2 million related to office build-outs, partially offset by the proceeds from sales of marketable securities and investments of $1.2 million.

Cash flows used in financing activities. Cash used in financing activities was $52.4 million for the nine months ended September 30, 2023, due to earnout payments of $38.0 million related to our 2021 acquisitions of Business Talent Group and Heidrick & Struggles Finland OY, dividend payments of $9.4 million, and employee tax withholding payments on equity transactions of $4.1 million.

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

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of September 30, 2023, we had aggregate future lease payment obligations of $76.8 million, with $21.0 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of September 30, 2023, we had asset retirement obligations of $3.0 million, with $0.2 million payable within 12 months.

In addition to lease-related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at September 30, 2023. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023. As of September 30, 2023, we did not have a liability for uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our net income by approximately $0.8 million for the nine months ended September 30, 2023. For financial information by segment, see Note 16, Segment Information, in the Notes to Condensed Consolidated Financial Statements.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 25, 2023

Heidrick & Struggles International, Inc.
(Registrant)

/s/ Stephen A. Bondi
Stephen A. Bondi
Vice President, Controller (Duly authorized on behalf of the registrant and in his capacity as Chief Accounting Officer)