Form 10-K
period 2023-12-31
HEIDRICK & STRUGGLES INTERNATIONAL INC
filed 2024-03-04
CIK 1066605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates (excludes shares held by executive officers, directors and beneficial owners of 10% or more of the registrant’s outstanding Common Stock) on June 30, 2023 was approximately $427,408,808 based upon the closing market price of $26.47 on that date of a share of Common Stock as reported on the Nasdaq Global Stock Market. As of March 1, 2024, there were 20,122,792 shares of the Company’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2024, are incorporated by reference into Part III of this Form 10-K.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Heidrick & Struggles International, Inc. (“Heidrick & Struggles”) is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide to help them to improve the effectiveness of their leadership teams. When we use the terms “Heidrick & Struggles,” “the Company,” “we,” “us” and “our,” in this Form 10-K, we mean Heidrick & Struggles International, Inc. a Delaware corporation, and its consolidated subsidiaries. We provide our services to a broad range of clients through the expertise of over 500 consultants located in major cities around the world. Heidrick & Struggles and its predecessors have been leadership advisors for more than 70 years. Heidrick & Struggles was formed as a Delaware corporation in 1999 when two of our predecessors merged to form Heidrick & Struggles.

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

On-Demand Talent. Our on-demand services provide clients seamless on-demand access to top independent talent, including professionals with deep industry and functional expertise for interim leadership roles and critical, project-based initiatives. Our unique model delivers the right independent talent on demand by blending proprietary data and technology with a dedicated Talent Solutions team. In February 2023, we acquired Atreus Group GmbH ("Atreus"), a leading provider of executive interim management in Germany, allowing us to establish and grow our on-demand talent presence in continental Europe. The On-Demand Talent segment represented approximately 15% of our net revenue in 2023.

Heidrick Consulting. We partner with organizations through Heidrick Consulting to unlock the power of their people. Our tools and experts use data and technology designed to bring science to the art of human capital development and organizational design. Our services allow our clients to accelerate their strategies and the effectiveness of individual leaders, teams and organizations as a whole. In April 2023, we acquired businessfourzero, a next generation consultancy specializing in developing and implementing purpose-driven change, which complements our existing culture shaping services to offer a broader, more robust set of leadership advisory solutions.

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

Our consulting services generate revenue primarily through the professional fees generated for each engagement which are generally based on the size of the project and scope of services. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually. The Heidrick Consulting segment represented less than 10% of our net revenue in 2023.

Organization

Our organizational structure, which is arranged by geography, service offering and industry and functional practices, is designed to enable us to better understand our clients’ cultures, operations, business strategies, industries and regional markets for leadership talent.

Geographic Structure. We provide senior-level executive search and consulting services to our clients worldwide through a network of 61 offices in 30 countries. Each office size varies; however, major locations are staffed with consultants, research associates, administrative assistants and other support staff. Administrative functions are centralized where possible, although certain support and research functions are situated regionally because of variations in local requirements. We face risks associated with political instability, legal requirements and currency fluctuations in our international operations. Examples of such risks include difficulties in managing global operations, social and political instability, regulations and potential adverse tax consequences. For a more complete description of the risks associated with our business see the Section in this Form 10-K entitled “Risk Factors”.

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

Americas Executive Search. As of December 31, 2023, we had 213 consultants in our Americas segment. The largest offices in this segment, as defined by net revenue, are located in New York, Chicago, and Boston.

Europe Executive Search. As of December 31, 2023, we had 124 consultants in our Europe segment. The largest countries in this segment, as defined by net revenue, are the United Kingdom, Germany, and France.

Asia Pacific Executive Search. As of December 31, 2023, we had 77 consultants in our Asia Pacific segment. The largest countries in this segment, as defined by net revenue, are Australia, China (including Hong Kong), and the United Arab Emirates.

On-Demand Talent. The largest countries in this segment, as defined by net revenue, are the United States, Germany and the United Kingdom.

Heidrick Consulting. As of December 31, 2023, we had 89 consultants in our Heidrick Consulting segment. The largest countries in this segment, as defined by net revenue, are the United States, the United Kingdom, and United Arab Emirates.

The relative percentages of net revenue attributable to each segment were as follows:

	Year Ended December 31,
	2023	2022	2021
Executive Search
Americas	51%	57%	58%
Europe	16%	16%	17%
Asia Pacific	9%	11%	11%
On-Demand Talent	15%	9%	7%
Heidrick Consulting	9%	7%	7%

For financial information relating to each segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

Global Industry Practices. Our executive search and consulting businesses operate in six broad industry groups listed below. These industry categories and their relative sizes, as measured by billings for 2023, 2022 and 2021, are as follows:

	Percentage of Billings
Global Industry Practices	2023	2022	2021
Financial Services	26%	27%	27%
Industrial	24	20	20
Global Technology & Services	19	23	23
Consumer Markets	17	16	15
Healthcare & Life Sciences	11	11	13
Social Impact	3	3	2
	100%	100%	100%

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

Our Global Functional Practices include Chief Executive Officer & Board of Directors; Human Resources Officers; Financial Officers; Digital Officers; Technology Officers; Legal, Risk, Compliance & Government Affairs; Marketing, Sales and Strategy Officers and Supply Chain and Operations Officers.

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

No single client accounted for more than 1% of our net revenue in 2023, 2022 and 2021. As a percentage of total revenue, our top ten clients in aggregate accounted for approximately 7% in 2023 and 6% in 2022 and 2021.

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

Our consulting business’ proprietary Web-based system, Culture Connect, is integral to the culture-shaping process. This technology platform enables our consultants to administer, analyze and interpret online Corporate Culture Profiles™ surveys to develop clarity around team and organizational need and desired outcomes. In addition, we gather data using our online Culture Impact Survey™ to determine which culture-shaping concepts are being utilized by individuals and the team as a whole. Our Heidrick Consulting teams have pivoted to create new digital solutions for Leadership Assessments, Team Acceleration, and Organization and Culture Acceleration that can be delivered virtually.

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

Human Capital Resources

As a premier provider of global leadership advisory services including executive search, consulting, on-demand talent and digital services, we hold the core belief that our employees’ growth fuels our company’s success. Building an engaged, diverse and inclusive firm is a strategic priority, and our culture is a key differentiator we have to attract, develop and retain the highest-performing talent.

Employee Summary. As of December 31, 2023, we employed 2,212 individuals, represented on geographic basis by 1,190 in the Americas, 718 in Europe, and 304 in Asia Pacific. Within our operating segments, we employed 664 individuals in the Americas, 402 in Europe, 244 in Asia Pacific, 229 in On-Demand Talent, 335 in Heidrick Consulting and 274 in Global Operations Support. Our headcount includes 503 consultants (414 related to Executive Search and 89 related to Heidrick Consulting), 585 associates and engagement managers, and 1,124 other search, consulting, on-demand talent, support, and Global Operations Support employees.

Within Executive Search and Heidrick Consulting, our professionals are generally categorized either as consultants or associates. Associates support consultants by providing research assistance, coordinating candidate contact and performing other engagement-related functions. We promote outstanding associates to consultant levels during the annual consultant promotion process, initially to Principals and ultimately to Partners. We also recruit consultants from other executive search or human capital firms. In the case of Executive Search, we sometimes recruit consultants new to executive search who have worked in industries or functions represented by our practices. In the latter case, these are often seasoned executives with extensive contacts and outstanding reputations who are entering the search profession as a second career and whom we train in our methodologies. Our Heidrick Consulting consultants are recruited for their executive business experience, as well as their skills in consulting and leadership advisory services and often are former clients who are familiar with our consulting methodology.

In On-Demand Talent and Heidrick Digital, we seek employees with relevant skills and technical capabilities and with potential to grow into more senior roles within the firm. We are not a party to any U.S. collective bargaining agreement, and we consider relations with our employees to be good. Approximately 5.0% of employees, all of whom are located outside the U.S., are covered by industry-level or national-level collective bargaining agreements. We are committed to respecting our employees’ freedom of association, allowing them the right to bargain to establish terms and conditions of employment and to conclude their work commitment with proper notice, all free from any kind of coercion.

Diversity Equity and Inclusion (“DE&I”). At Heidrick & Struggles, we are committed to nurturing a culture that actively champions our DE&I efforts internally. We firmly believe in embedding DE&I principles throughout our organization and business relationships, including our hiring practices, business development and internal learning and development. Our dedication to DE&I is steadfast, with the aim of fostering an environment where everyone feels valued, respected and empowered. By cultivating a culture that brings a spectrum of ideas and experiences to our work with clients around the world, we believe we create better solutions for our clients’ business challenges and win as one firm.

As part of this commitment, we strive to cultivate an inclusive workforce, where professionals from diverse backgrounds are represented, engaged and empowered to make meaningful contributions. Our long-term DE&I commitments span multiple years, and we hold ourselves accountable by measuring our corresponding achievements year over year. We closely monitor and track our progress, and our commitment to accountability is reflected in our accomplishments as of December 31, 2023:

•Women represent 63% of our overall workforce, 66% of our new hires(1) for the year and 64% of our promotions globally for the year.

•People of color(2) represent 27% of our overall U.S. workforce, 30% of our new hires(1) for the year and 20% of our promotions for the year.

•38% of our Board of Directors members are women and 25% of its members are people of color.

•Our Management Committee, a global body, is 31% gender diverse, and 23% racially/ethnically diverse.

•43% of the Chief Executive Officer's direct reports are women.

•We have strong gender and racial/ethnic representation across the senior teams leading our business units, regional organizations, and practice groups around the globe.

(1) Excludes temporary employees deployed to clients in our on-demand talent business
(2) United States employees only

Additional data measurements include the following statistics and inform our DE&I strategic priorities towards our firm’s commitment to a diverse and inclusive workforce.

The following table summarizes the self-identified diversity statistics of our employee population that are vice presidents(1) and above, including consultants, as of December 31, 2023:

Gender*		Age Group		Race/Ethnicity†
Female	42%	Under 30	1%	Asian	5%
Male	58%	30-50	58%	Black or African-American	3%
		Over 50	41%	Hispanic or Latino	2%
				Two or More Races	2%
				White	88%

The following table summarizes the self-identified diversity statistics of our employee population that are below the vice president level as of December 31, 2023:

Gender*		Age Group		Race/Ethnicity†
Female	69%	Under 30	29%	Asian	11%
Male	31%	30-50	50%	Black or African-American	7%
		Over 50	21%	Hispanic or Latino	8%
				Two or More Races	4%
				White	70%

* Heidrick & Struggles employees align to gender identities beyond men and women. Less than 1% of employees who chose to disclose gender identify information identified as non-binary
† United States employees only

Diversity, equity and inclusion are imperative for our internal culture and integral to driving our firm’s innovation and future growth. We have committed substantial time and resources to advance diversity in our workforce and create a culture of inclusion, where everyone feels equitably valued, supported and encouraged to meaningfully contribute to our success through authentic engagement. In 2023, our DE&I efforts were comprised of many initiatives, including:

•Developing a comprehensive strategic roadmap that serves as a guiding framework to strengthen our organization's commitment to achieving DE&I goals. This roadmap, aligned with our Strategic Pillars, outlines specific, actionable areas of focus. It systematically details tactical steps, initiatives, and aspirational goals to advance our mission of cultivating diversity, supporting equity, and promoting inclusion across all areas of our organization.

•Continuing to support our Accelerating Women’s Excellence program as part of our ongoing commitment to advance the development and inclusion of top professional women at Heidrick & Struggles and foster a strong culture of sponsorship by both men and women.

•Continuing and expanding our Advancing Professionals of Color program designed to honor the unique experiences of our junior and mid-level ethnically diverse talent in the workplace, while also accelerating their professional development and readiness to take on more challenging roles and facilitating internal peer networking.

•Launching the “Mitigating Bias in Recruiting” Learning & Development program for global Human Resources, people managers and Search Analysts, Associates, Senior Associates and Engagement Managers. The goal of the training is to educate those who attract and hire internal talent to recognize the importance of minimizing bias at every stage of the recruiting lifecycle.

•Continuing to promote our Employee Resource Groups ("ERGs"), which embody our people-first approach and represent a safe space for employees to promote and celebrate affinity, community and allyship while providing the firm a window into what the groups represented need. The various ERGs at the Company offer educational programming and networking opportunities to engage and develop employees. The DE&I team actively assesses employee interest and engagement, identifying opportunities for new ERGs. Recently, we launched “Veterans@Heidrick,” creating a space for veterans, military families, and allies to collaborate, support, and engage.

•Implementing a biased language analysis software in partnership with our Talent Acquisition team to improve our diversity recruiting approach at the job description stage. Our integration of this tool allowed us to consistently modify our open position postings to avoid restricting our talent pool and to attract a broader pool of applicants. The tool provides neutral language alternatives and identifies and eliminates outdated or unreliable indicators of skill.

•Establishing new external partnerships with Disability:IN, AARP, PFLAG and others. Our DE&I team strategically leverages external partnerships as powerful allies in advancing our DE&I efforts, enabling us to tap into expertise, best practices, and diverse perspectives beyond our organization's boundaries.

Talent Management & Development. We invest in ongoing learning and development for employees of all levels by applying a talent management framework to grow our people and deliver on the firm's strategic objectives.

Employee Engagement. We believe an engaged workforce is crucial to our success and our culture. To that end, we are keenly focused on creating an environment where employees are acknowledged, valued and supported. Employee engagement is a key element to attracting, developing, promoting and retaining the highest-performing talent and building a more diverse, equitable and inclusive workplace.

A key component of our employee engagement strategy is to promote a culture of continuous and candid feedback. In June 2022, we launched a new Voice of Employee pulse survey tool. These surveys offer employees the opportunity to regularly and anonymously comment on their experience at Heidrick & Struggles. We use the tool to evaluate three areas of the employee experience: Engagement, Diversity & Inclusion, and Health & Well-being. We leverage the results to evaluate, inform and drive relevant programs. Data from the surveys is shared anonymously with key leaders across geographies, practices and businesses, and leaders are encouraged to engage with their teams to celebrate the positive themes and address the challenging issues and opportunities expressed through the survey results. In 2023, we launched four firm-wide surveys with a total aggregate employee participation of 87%.

Talent Management. As part of our talent management framework, we have a mid-year review and a thorough performance review process at year-end, conducted with all permanent employees. In addition, we conduct talent reviews across various groups and departments across the firm, including for our Partners and Principals in Executive Search and Heidrick Consulting, which are designed to enable the identification of development needs and succession potential for leadership roles. In addition, this process helps us identify any talent gaps that our talent acquisition team can focus on related to future hiring needs. Finally, with Heidrick Pathways, our employees have a platform for internal career mobility, offering additional flexibility with their career path and development opportunities within the firm.

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

In 2023, our Learning & Development team delivered over 10,500 hours of facilitated training to our colleagues globally, and employees completed over 5,000 self-paced courses. Our programming was deployed in both virtual and in-person formats. Our learning catalog outlines dozens of live and virtual programs as well as thousands of on-demand eLearning courses designed to help build and enhance employee leadership, business acumen and business development skills. These programs are regularly updated to reflect best practices and feedback received from employees.

As we strive to build an unrivaled culture for high-performing talent at Heidrick & Struggles, our firm’s leaders continue to play a central role in this work, and we are further investing in our firm’s own leadership capabilities. This includes a transformational leadership development program, which is designed to help our leaders maximize their impact in the rapidly evolving workplace and build upon existing leadership skills and experiences, focusing on resilience, vulnerability, trust, and living our firm’s values. In 2023, we held four cohorts and 83 senior level employees went through the leadership development program. The program is a multi-year investment in our leadership that we cascade across multiple cohorts throughout the organization.

Participation in our Communities. We are proud members and eager participants in supporting the communities where we live and work. We know first-hand from our client work the positive eﬀects that strong leaders can bring to both organizations and communities and encourage employees to contribute to our communities as well.

The Company formed a Global Philanthropic Committee in 2019 to establish a coordinated, global approach to supporting the philanthropic causes and endeavors that impact our employees, clients and communities. In 2023, employees participated in our 5th Global Day of Service where 780 colleagues in over 43 offices around the world donated over 2,900 hours to 45 non-profit organizations. We also support our employees who bring attention to philanthropic causes and organizations that they engage with independently.

Total Rewards. We are committed to supporting our employees both professionally and personally as they continue to navigate a rapidly changing world on multiple fronts. One of the objectives of our benefits program is to help our employees in their efforts to achieve a healthy work-life balance. Benefits offered to our employees may include annual leave and other paid time off, medical, dental and vision benefits, prescription drug benefits, flexible spending accounts, employee assistance programs, 401(k) and deferred compensation retirement programs, short and long-term disability insurance, critical illness insurance and life insurance.

We are committed to compensating our employees fairly and equitably at all levels, based on demonstrated capabilities and achievements, experience and superior performance, irrespective of gender, race, or other demographic factors. Our compensation practices are designed to ensure that pay is determined fairly and consistently. We regularly benchmark our compensation practices against industry standards and best practices to ensure that we remain competitive while upholding our commitment to pay equity. We believe achieving and sustaining pay equity is critical to helping our company attract, develop, promote and retain top-performing talent.

Employee Well-being and Hybrid Work. Employee well-being continues to be a significant area of focus for us. We learned from our pulse surveys that our employees highly value some flexibility and choice in the way they work, so we crafted a hybrid approach which allows employees to work remotely part of the time, with variations depending upon location and role. We believe that this approach supports both employee well-being and collaboration and we encourage our teams to structure their schedules to allow for purposeful time in the office together. We believe stronger bonds are formed in person and that bringing teams together in person facilitates collaboration that comprehensively supports our client services standards and go-to-market strategy.

For more information about our approach to human capital management as part of our broader ESG efforts, please see our 2022 ESG Report which can be found here: https://www.heidrick.com/en/about-us/esg-at-heidrick-struggles. The information contained in our 2022 ESG Report, or otherwise on or connected to the Company’s website, is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission ("SEC").

Ethics. At Heidrick & Struggles, we foster a “Speak Up” culture where employees are encouraged to speak to their colleagues, managers or representatives from Legal and Human Resources whenever an ethical dilemma or situation arises. As an integral part of our ethics program, we maintain the Heidrick & Struggles EthicsLine, a service that provides a mechanism for reporting alleged breaches of any legal or regulatory obligations, financial fraud, including with respect to accounting, internal controls and auditing, or any alleged violation of the Code of Ethics or corporate policies to the Company. The EthicsLine is a web-based and telephonic reporting hotline available to all Company employees, contractors, vendors, stockholders, clients, or other interested parties. The EthicsLine is administered by an independent third party that specializes in running whistleblower hotline programs for companies across the globe. Calls are not recorded and callers have the option to remain anonymous. The EthicsLine is operational 24 hours a day, seven days a week. To contact the EthicsLine, you may visit heidrick.ethicspoint.com or dial 800-735-0589 toll-free in the U.S. For outside the U.S. you may dial one of our local lines, 800 94 50 54 (France); 0800 1819941 (Germany); 0800 048 5486 (UK); or 704-731-7242 (Global).

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

Available Information

We maintain an Internet website at http://www.heidrick.com. We make available free of charge through the investor relations section of our website annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 ("Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Officer, are our certificate of incorporation and by-laws, charters for our Audit and Finance Committee, Human Resources and Compensation Committee and Nominating and Board Governance Committee, our Director Independence Standards, our Corporate Governance Guidelines, our Policy on Resolution of Conflicts of Interest for Directors and Executive Officers, our Related Party Transactions Policy, our Misconduct Clawback Policy, our Policy on Recoupment of Incentive Compensation, our Insider Trading Policy, and our Code of Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director or senior financial officer.

In addition, our website includes information concerning purchases and sales of our equity securities by our officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. The information contained on or accessible through our website or any other website that we may maintain is not incorporated by reference into and is not part of this Form 10-K or any other report filed with the SEC.

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

Company Risks

Operational Risks

Any failure to attract, integrate, develop, manage, retain and motivate qualified consultants and senior leaders could cause our business, financial condition and results of operations to suffer.

Our success depends upon our ability to attract, develop, integrate, manage, retain and motivate quality consultants with the skills and experience necessary to fulfill our clients’ needs and achieve our operational and financial goals. We must be able to successfully hire, develop, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. Our ability to hire, develop, retain and motivate qualified consultants could be impaired by any diminution of our reputation, disparity in compensation relative to our competitors, modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire, develop and retain qualified consultants, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to integrate newly hired consultants successfully into our operations, to manage the performance of our consultants, and to train and incentivize them to introduce new services and solutions to clients. Failure to successfully integrate newly hired consultants or to manage the performance of our consultants could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. Our ability to integrate, train and motivate our consultants and senior leaders in a manner that protects and enhances our culture could be negatively impacted by the Company’s current hybrid work arrangements, and hybrid and remote working arrangements have also expanded the pool of other firms that may compete with us for our consultants and consultant candidates. There is also a risk that unanticipated turnover in senior leadership could stall Company activity, interrupt strategic vision or lower productive output, any of which may adversely affect our business, financial condition and results of operations. As a result, any failure to attract, integrate, develop, manage, retain and motivate qualified consultants and senior leaders could cause our business, financial condition and results of operations to suffer.

We may not be able to prevent our consultants from taking our clients with them to another firm, which could adversely affect our business, financial condition and results of operations.

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

Any inability to maintain our professional reputation and brand name could adversely affect our business, financial condition and results of operations.

We depend on our overall professional reputation and brand name recognition to secure new engagements and hire qualified consultants. Our success also depends on the individual reputations of our consultants. We obtain many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. In turn, the clients with which we choose to work can impact our reputation. If any factor, including the poor performance of our personnel or consultants, the loss of relevant thought leadership, various evolving trends related to market standards and stakeholder expectations, or the actual or perceived action or position of one of our consultants or clients, hurts our reputation or brand name, we may experience difficulties in competing successfully for both new engagements and qualified consultants, and we may experience decreased demand for our services. Failure to maintain our professional reputation and brand name could adversely affect our business, financial condition and results of operations.

Because certain of our clients have arrangements that restrict us from recruiting their employees, we are constrained in our ability to fill or obtain new executive search assignments in certain cases, which could impact demand for our services and affect our results of operations or financial condition.

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

We rely heavily on information management systems, and if such systems experience disruptions or other failures, are not expanded and diversified in a cost-effective and timely manner or are found to infringe the intellectual property rights of third parties, it may adversely affect the operation of our business, results of operations and financial condition.

Our success depends upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our goals, we must ensure that our information management systems continue to function properly, while also improving and upgrading them. Our information management systems are subject to the risk of failure, damage, interruption, obsolescence, inadequacy and breach. Further, we may be unable to license, design and implement, in a cost-effective and timely manner, improved information systems that allow us to compete effectively and can handle the increased demands of the planned expansion and diversification of our business. In addition, business process reengineering efforts may result in a change in software platforms and programs. Such efforts may result in an acceleration of depreciation expense over the shortened expected remaining life of the software and present transitional problems. If it were determined or alleged that our information management systems infringe the intellectual property rights of third parties, we could face increased costs or our ability to use such systems, or to derive all of the intended benefits from them, could be delayed, impaired or blocked if we are unable to license such intellectual property or remedy the infringement. Problems or issues with our proprietary search system or other factors may result in interruptions or loss in our information processing capabilities which may adversely affect our business, financial condition and results of operations.

We are investing in new technology and intellectual property for the introduction of new products and services to our clients. Our inability to successfully implement these new technologies, products and services could negatively affect our business, profitability and reputation.

We continue to invest in new technology and intellectual property to enhance the products and services we offer to penetrate new markets and increase our client base. The development of new technology and intellectual property is subject to a number of risks including customer acceptance, intellectual property infringement, obsolescence, increased expenditures for research and development and privacy and ethical considerations. The success of new product and service introductions depends on a number of factors, including timely and effective development and market acceptance, and can be negatively impacted by various factors such as quality issues, the risk of exposure or misuse of confidential client information or other deficiencies and the risk that our competitors beat us to market with similar or more highly regarded products and services. The development and introduction of new products and services may prove disruptive to our operations by placing additional demands on our employees and management team and on our information, financial, marketing, administrative and operational systems, processes and controls. There can be no assurance that we will successfully develop new technology and intellectual property and effectively manage future introductions and transitions of products and services. The development and management of intellectual property also exposes us to the risk of potential misappropriation of or failure to otherwise protect our intellectual property. Furthermore, as we develop new technology intended to allow us to derive greater insights from our data or data entrusted to us by clients, there is a risk that such technology may not be designed or operate to produce the types or quality of results that will enable us to succeed as the market for our products and services continues to evolve, and a risk that our new products and services will not find market acceptance due to changes in clients' needs, technology, competitive pressures, or other external factors. If our new products and services are not successfully implemented or received by our clients, our business, financial condition and results of operations, as well as our professional reputation, could be adversely affected.

We are dependent on third parties for the execution of certain critical functions and the failure or inability to perform on the part of one or more of these third parties could materially and adversely affect our reputation and our business.

We do not maintain all of our technology infrastructure, and we have outsourced certain other critical applications and business processes to external providers, including cloud-based services. The failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs. We are also dependent on security measures that some of our third-party vendors are taking to protect their own systems and infrastructures. If our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks, we may experience operational difficulties, increased costs or the exposure or inappropriate use of certain data with which we are entrusted, any of which could materially and adversely affect our reputation and our business.

Legal, Regulatory and Compliance Risks

We face the risk of claims, including relating to alleged breaches of contractual obligations and employment-related or other laws and regulations in the services we perform for our clients, which could result in significant liabilities.

We are exposed to potential claims with respect to the executive search process and the other services we perform for our clients. A client could assert a claim for violations of off-limits arrangements, breaches of confidentiality agreements or professional malpractice. In addition, candidates for an executive search and on-demand talent assignment could assert claims against us. Possible claims include failure to maintain the confidentiality of the candidate’s employment or placement search or personal data or for unlawful discrimination or other violations of the employment laws or malpractice. The growth and development of our other business lines bring with it the potential for similar claims as well as new types of claims from clients and client employees, including claims of intellectual property infringement. In various countries, we are subject to data protection laws impacting the processing of candidate and client employee information. We maintain professional liability insurance in amounts and coverage that we believe are adequate; however, we cannot guarantee that our insurance will cover all claims or that coverage will always be available. Significant liabilities in excess of, or otherwise outside, our insurance coverage could have a negative impact on our business, financial condition and results of operations.

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

We classify the interim talent available through On-Demand Talent primarily as independent contractors. In general, any time a court or administrative agency determines that we or our clients have misclassified an on-demand consultant as an independent contractor, we or our clients could incur tax and other liabilities for failing to properly withhold or pay taxes on the consultant’s compensation as well as potential wage and hour and other liabilities depending on the circumstances and jurisdiction. For on-demand talent who are classified as employees, some jurisdictions impose licensing and other requirements. If a court or administrative agency determines that we have failed to comply with these requirements, we could be subject to fines, revocation of licensure, or other penalties.

We may become subject to administrative inquiries and audits concerning the taxation and classification of our on-demand consultants. There is often uncertainty in the application of worker classification laws, and consequently there is risk to us and to clients that independent contractors could be deemed to be misclassified under applicable law. The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and vary by governing law. Laws and regulations that govern the status and classification of independent contractors are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability.

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

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity risks are constantly evolving as cybercriminals are becoming more sophisticated and launching larger and more effective attacks that are becoming more difficult to defend against, including attacks involving the malicious use of artificial intelligence. Cybersecurity threats range from ransomware, to attacks from more advanced and persistent sources, such as organized cybercriminals, to improper conduct by our employees. Furthermore, the Company's hybrid work arrangements may make it more vulnerable to targeted activity from cybercriminals or other nefarious actors and may increase the risk of cybersecurity incidents or other security breaches, including because hybrid work arrangements involve reliance on cloud technology and remote connectivity features which have been increasingly targeted by threat actors. As described in Part I, Item 1C. Cybersecurity, we have an incident response program in place designed to detect and respond to cybersecurity incidents. However, we have, from time to time, experienced threats to and infringement of our data, policies and systems in the ordinary operation of our business, and we remain vulnerable to additional known or unknown threats. We also have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and client-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, lost data, employee errors and/or malfeasance that could potentially lead to the compromising or other unauthorized use of sensitive, confidential or personal data or information, improper use of our systems or networks, or unauthorized access, use, disclosure, modification or destruction of information. In addition, a cybersecurity incident could result in other negative consequences, including disruption of our business operations for sustained periods of time, damage to our reputation or competitiveness, significant remediation costs, increased compliance costs, and litigation or regulatory action, which could result in fines and/or penalties, any of which could result in a negative impact to our business, results of operations and financial condition. Further, cybersecurity incidents affecting our clients could interrupt the operation of their businesses in a manner that could reduce or delay our clients’ demand for our services, which could impact our results of operations.

Industry and General Economic Risks

Our net revenue and operating expenses may be affected by the impact of adverse macroeconomic or labor market conditions, including the impacts of inflation and effects of geopolitical instability, on demand for our services.

Demand for our services is affected by global macroeconomic conditions and the general level of economic activity and strength of the labor markets in the geographic regions in which we and our clients operate. During periods of slowed economic activity, many companies hire fewer permanent employees, reduce the levels at which they compensate their employees (which generally reduces the amount of revenue we generate as a result of a successful placement), choose to rely on their own human resources departments rather than third-party search firms to find talent or cut back on human resource initiatives or consulting engagements, all of which could negatively affect our financial condition and results of operations, including specifically our net revenue and operating expenses. We also may experience more competitive pricing pressure during periods of economic decline or unfavorable labor market conditions. If unfavorable changes in economic conditions occur, or if there are prolonged weaknesses in the labor markets in which we and our clients operate, including as a result of structural changes in workforce requirements in response to emerging technologies such as artificial intelligence, our business, financial condition and results of operations could suffer. Accelerated and pronounced economic pressures, such as the recent inflationary cost pressures, may negatively impact our expense base by increasing the costs we pay, including for services and employees, and may negatively impact revenues if our efforts to compensate for higher costs by raising our prices cause clients to reduce the volume of business they do with us or reduce our ability to attract new clients. Geopolitical instability may also cause employers to reduce hiring and otherwise limit new strategic initiatives, which may also affect the demand for our services and ultimately impact our results of operations and financial condition.

We face aggressive competition and if we are unable to meet these competitive challenges, our business, financial condition and results of operations may be materially and adversely affected.

The global executive search industry is highly competitive and fragmented. We compete with other large global executive search firms, smaller specialty firms and, more recently with Internet-based firms and social media. Specialty firms may focus on regional or functional markets or on particular industries to a greater extent than we do. Some of our competitors may possess greater resources, greater name recognition and longer operating histories than we do in particular markets or practice areas, or be willing to reduce their fees or agree to alternative pricing practices in order to attract clients and increase market share. Our competitors may be further along in the development and design of technological solutions to meet client requirements, including solutions involving generative artificial intelligence or other emerging technologies, and our new products and services could encounter significant competition from more mature participants in those areas. We may also face increasing competitive pressure as a result of our clients leveraging such technologies in-house to perform all or a portion of the services we offer in a manner that ultimately decreases the demand for our services, which could in turn require us to reduce our fees.

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

Additionally, our on-demand talent and consulting services likewise face aggressive competition. We compete with other firms which offer services competitive with those we offer. Certain of these competitors may have more resources than we do and may be able to innovate and provide services faster than we can.

Our inability to meet these competitive challenges could have an adverse effect on our business, financial condition and results of operations.

A significant currency fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. In 2023, approximately 41% of our net revenue was generated outside the United States. We do not enter into hedging transactions relating to our exposure to currency fluctuations. As we typically transact business in the local currency of our subsidiaries, our profitability may be impacted by the translation of foreign currency financial statements into U.S. dollars. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our financial condition and results of operations. Currency fluctuations positively impacted our net revenues 0.3% and negatively impacted our operating income by 0.7% for the year ended December 31, 2023.

Our ability to access additional credit could be limited, which may negatively impact our business.

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

General Risk Factors

Our multinational operations may be adversely affected by social, geopolitical, regulatory, legal, economic and weather-related or other natural disaster risks, and if we are unable to quickly and completely recover from any associated disruption to our business, we may experience financial losses and reputational damage.

We generate substantial revenue outside the United States. We offer our services through a network of offices in 30 countries around the world excluding our affiliates. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in our operations, which could have a significant impact on our business, financial condition and results of operations. In addition, we conduct business in countries where the legal systems, local laws and trade practices are unsettled and evolving. Commercial laws in these countries are sometimes vague, arbitrary and inconsistently applied. Under these circumstances, it is difficult for us to determine at all times the exact requirements of such local laws. If we fail to comply with local laws, our business, financial condition and results of operations could suffer. In addition, the global nature of our operations poses challenges to our management, and financial and accounting systems. Failure to meet these challenges could adversely affect our business, financial condition and results of operations.

Our inability to quickly and completely recover should we experience a disaster or other business continuity problem could result in material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability. Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect the Company’s business and financial condition. For instance, natural disasters or unusual weather conditions, which have increased in frequency and severity as a result of changing climate patterns, may reduce our consultants’ and other employees’ ability to travel or damage or impair access to our data servers that we use to provide consistent services to our clients.

The ongoing war in Ukraine has had a number of adverse effects for businesses including a worsening of economic conditions in Europe and more broadly, heightened cybersecurity threats, volatility in foreign exchange rates, inflationary pressures and disruptions in energy, food and commodity markets. Following Russia’s invasion of Ukraine, we ceased our operations in Russia, which represented an immaterial amount of our total revenue. Additionally, conditions in Israel and the Gaza strip may adversely affect our business, especially our operations in Tel Aviv, which also represented an immaterial amount of our total revenue. Continued instability involving Israel and the Gaza strip, including any further hostilities, political instability, terrorist activities or the interruption of trade or transport may adversely affect our business, financial condition and results of operations.

There is substantial uncertainty about the future impact of these conflicts and the response of the international community on regional economies and the global economy generally, including the risk that the conflicts could escalate or expand, and the risk of a continuation or escalation of the effects described above, and heightened geopolitical instability generally. Any of these events or trends could have a material adverse effect on our business and operating results, particularly our European, Asia Pacific and Middle East operations, as well as on the business and operations of our clients, which could, in turn, affect demand for our services. In addition, the continuation or extent to which the Russia-Ukraine war or the conflict in Israel and the Gaza strip may intensify or expand could exacerbate or heighten many of the other risk factors described in this section.

Unfavorable tax law changes and tax authority rulings may adversely affect our results.

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

We may not be able to align our cost structure with net revenue, which could adversely affect our business, financial condition and results of operations.

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Failure to align our cost structure, including cost increases due to inflationary pressures and higher labor costs due to recent historically low levels of unemployment, and headcount with net revenue could adversely affect our business, financial condition and results of operations. Changes in our mix of revenue also affect our profitability, and as we continue to diversify our businesses, it places additional pressure on our ability to appropriately align our cost structure and headcount with our operations, which could adversely affect our operating margins and our ability to invest in future growth.

We may experience impairment of our goodwill, other intangible assets and other long-lived assets, which could have an adverse impact on our business, financial condition and results of operations.

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

Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations, including our recent acquisitions of Business Talent Group and Atreus. The process of executing and integrating an acquired business subjects us to a number of risks, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We consider cybersecurity risk management, confidentiality and information security to be critical to our corporate visions and values. We employ a combination of people, technical safeguards and processes to manage these risks and protect information for which we are responsible. Our security program, policies, standards, processes, tools and talent are aligned with the purpose of preventing and mitigating any potential cybersecurity incidents and data leakage.

We have a program in place designed to detect and respond to cybersecurity incidents. Our Chief Information Security Officer (“CISO”) and the cybersecurity team are responsible for defining, implementing and administering appropriate measures to protect information across the Company. Cybersecurity risks are also identified and considered when conducting our annual Enterprise Risk Management (“ERM”) exercise. Pursuant to our ERM program, material cybersecurity risks are identified, assigned to an individual owner with the organization, reviewed twice annually with the CISO, Chief Legal Officer and Corporate Secretary, and Chief Information Officer and tracked to evaluate containment and mitigation efforts on a go-forward basis. As further described below, management also reviews and discusses the ERM program with the Audit & Finance Committee (“AFC”) of our Board of Directors (“Board”), as well as the full Board, at least annually.

Some key safeguards we have undertaken to assess, identify and manage material risks from cybersecurity threats include, but are not limited to:

•Engaging an independent audit firm to conduct a System and Organization Controls (“SOC”) 2 audit of the Company in 2023;
•Designing information security policies based on the International Organization Standardization (“ISO”) 27001 framework;
•Maintaining well-documented processes to provide and remove access, for security incident response, for IT change control and for secure software development lifecycle;
•Conducting regular system patching;
•Conducting frequent, independent third-party vulnerability and penetration testing;
•Providing access on a “need to know” basis applied with “least privilege” principle;
•Requiring multi-factor authentication for system access;
•Protecting the use of data centers with physical and environmental controls;
•Encrypting data at rest and in transit;
•Requiring regular, independent SOC 1 and/or SOC 2 audits for key SaaS providers;
•Requiring third-parties to have information risk management processes;
•Requiring regular security awareness training, including annual online security awareness training, for all users of our systems, which covers topics like phishing, social engineering, mobile and device security and protection of sensitive information;
•Testing awareness by sending regular test phishing emails;
•Monitoring security 24/7/365; and
•Providing for system redundancy and resilience to help ensure business continuity.

We regularly engage third party service providers to assist with management of cybersecurity risks. For instance, as noted above, we engage third parties to conduct frequent, independent vulnerability and penetration testing of our systems. In addition, in 2023, we engaged Grant Thornton LLP to conduct a SOC 2 audit of our systems and controls. Further, our enterprise level IT general controls are audited annually by our independent registered public accounting firm.

We also monitor and oversee risks from cybersecurity threats associated with all third-party service providers that handle data or information for us. In connection with engaging any third-party service provider that will handle data or information for us, we review its internal controls, require that it fill out our security and/or privacy questionnaires and ensure there is appropriate contractual language regarding data privacy, security, and confidentiality. For example, we require all third-party service providers that handle personal data to sign data privacy addenda. We also annually audit compliance of those third-party service providers with these requirements, including through a review of their SOC 1 and/or SOC 2 audits, have them update our security and/or privacy questionnaires and, as appropriate, we conduct on-site audits for certain significant third-party service providers.

We face a number of cybersecurity risks in connection with our business. To date and to our knowledge, we have not experienced a material cybersecurity incident, and cybersecurity threats have not had a material impact on our business strategy, results of operations, or financial condition. However, we have, from time to time, experienced threats to and infringement of our data, policies and systems in the ordinary operation of our business. For more information about the cybersecurity risks we face, see the risk factors in Part I, Item 1A. Risk Factors entitled “Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to our systems, networks, solutions, services and data.” and “We are dependent on third parties for the execution of certain critical functions and the failure or inability to perform on the part of one or more of these third parties could materially and adversely affect our reputation and our business.”.

Governance

The AFC, comprised entirely of independent directors, assists the Board in its responsibilities of ensuring that the Company has established, documented and maintained, and periodically reevaluates, its processes with respect to cybersecurity. Our CISO briefs the AFC on cybersecurity matters, including on the evolving threat landscape and the Company’s enhanced efforts in light of emerging risks, no less than twice per year, and in 2023, our CISO provided cybersecurity updates to the AFC two times during the course of the year. In addition to formal updates provided to the AFC, our CISO maintains regular communication throughout the year with members of the AFC on these issues. The chair of the AFC also briefs the full Board on cybersecurity matters discussed amongst the AFC. Furthermore, and as discussed above, cybersecurity risks are also reviewed and discussed with the AFC and the full Board as part of the annual ERM assessment.

Our CISO has experience managing a risk-based, effective, practical and appropriately-sized cybersecurity program that aligns with our strategic business objectives and leads our cybersecurity team, which is responsible for assessing and managing the Company’s material risks from cybersecurity threats. Our CISO has 28 years of experience in the technology domain and 24 years of experience in information security. Our CISO is also a CISSP (Certified Information Systems Security Professional) and a CIPP/E (Certified Information Privacy Professional/Europe).

We have a specifically outlined incident response plan that documents the requirements of notification, classification, analysis and communication of security incidents, including cybersecurity incidents, based on the identified severity level. The CISO is informed of incidents at all severity levels pursuant to the incident response plan. The incident response plan also includes initial steps to convene the response team, contain the incident, consider insurance notification requirements, determine the type of incident and escalation, consider the communications protocol and consider involving law enforcement. In addition, the CISO is informed of potential cybersecurity incidents through the Company’s IT incident response system, which contains security logs that are reviewed by the Company’s 24/7/365 security operations center, and through the Company’s enterprise incident response system, which involves both daily reports of potential issues and alerts that may be initiated by an employee or former employee of the Company.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Chicago, Illinois. As of December 31, 2023, we have leased office space in 55 cities in 30 countries around the world. All of our offices are leased. We do not own any real estate. We believe our existing facilities are in good operating condition and are suitable for our current needs. We do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate future growth.

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

Holders of Record

As of February 23, 2024, we had 48 holders of record of our common stock and 20,122,792 shares of common stock outstanding. A greater number of holders of our common stock are beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

Performance Graph

We have presented below a graph which compares the cumulative total stockholder return on our common shares with the cumulative total stockholder return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Composite 1500 Human Resource and Employment Services Index. The S&P Composite 1500 Human Resource & Employment Services Index includes 13 companies in related businesses, including Heidrick & Struggles. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on December 31, 2018.

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
December 2023
$250.00
$200.00
$150.00
$100.00
$50.00
$—
2018
2019
2020
2021
2022
2023
Heidrick & Struggles International, Inc.
S&P SmallCap 600 Index
S&P Composite 1500 Human Resource & Employment Services

Assumes $100 invested on 12/31/18 in HSII or index, including reinvestment of dividends.
Index Data - Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Dividends

From September 2007 through December 2018, we paid a quarterly cash dividend of $0.13 per share as approved by our Board of Directors. In 2019, we began paying a quarterly cash dividend of $0.15 per share as approved by our Board of Directors. In 2023, the total cash dividend paid was $0.60 per share.

In February 2024, our Board of Directors approved a quarterly dividend of $0.15 per share on our common stock which will be paid on March 21, 2024, to shareholders of record as of March 8, 2024. Any future dividends will continue to be declared at the discretion of our Board of Directors.

In connection with the quarterly cash dividend, we also pay a dividend equivalent on outstanding restricted stock units. The amounts related to the dividend equivalent payments for restricted stock units are accrued over the vesting period and paid upon vesting. In 2023 and 2022, we paid $0.5 million and $0.6 million, respectively, in dividend equivalent payments.

Stock Repurchase Program

On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During the year ended December 31, 2023, the Company repurchased 36,000 shares of common stock for $0.9 million. During the quarter ended December 31, 2023, the Company did not repurchase any shares of common stock. There were no purchases of shares of our common stock in 2022, and prior to the 2023 purchases, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2023, we have purchased 1,074,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the federal securities laws, including statements regarding guidance for the first quarter of 2024. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements are not historical facts or guarantees of future performance, but instead represent only our beliefs, assumptions, expectations, estimates, forecasts and projections regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," “outlook,” "projects," "forecasts," "aim," and similar expressions. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under the Section heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Factors that may cause actual outcomes and results to differ materially from what is expressed, forecasted or implied in the forward-looking statements include, among other things, our ability to attract, integrate, develop, manage, retain and motivate qualified consultants and senior leaders; our ability to prevent our consultants from taking our clients with them to another firm; our ability to maintain our professional reputation and brand name; our clients’ ability to restrict us from recruiting their employees; our heavy reliance on information management systems; risks arising from our implementation of new technology and intellectual property to deliver new products and services to our clients; our dependence on third parties for the execution of certain critical functions; the fact that we face the risk of liability in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; any challenges to the classification of our on-demand talent as independent contractors; the fact that increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks could pose a risk to our systems, networks, solutions, services and data; the fact that our net revenue may be affected by adverse macroeconomic or labor market conditions, including impacts of inflation and effects of geopolitical instability; the aggressive competition we face; the impact of foreign currency exchange rate fluctuations; our ability to access additional credit; social, political, regulatory, legal and economic risks in markets where we operate, including the impact of the ongoing war in Ukraine and the conflict in Israel and the Gaza strip, the risks of an expansion or escalation of those conflicts and our ability to quickly and completely recover from any disruption to our business; unfavorable tax law changes and tax authority rulings; our ability to realize the benefit of our net deferred tax assets; the fact that we may not be able to align our cost structure with net revenue; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to maintain an effective system of disclosure controls and internal control over our financial reporting and produce accurate and timely financial statements; our ability to execute and integrate future acquisitions; and the fact that we have anti-takeover provisions that make an acquisition of us difficult and expensive. We caution the reader that the list of factors may not be exhaustive. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Our Business

We are a human capital leadership advisory firm providing executive search, on-demand talent and consulting services.

Our Executive Search services help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. We believe focusing on top-level services offers us several advantages that include access to and influence with key decision makers, increased potential for recurring search consulting engagements, higher fees per search, enhanced brand visibility and a leveraged global footprint, which create added barriers to entry for potential competitors. Working at the top of client organizations also allows us to attract and retain high-caliber consultants.

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

Key Performance Indicators

We manage and assess our performance through various means, with primary financial and operational measures including net revenue, Adjusted EBITDA (defined below; non-GAAP) and Adjusted EBITDA margin (non-GAAP). These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance prepared in accordance with GAAP (defined below). Executive Search and Heidrick Consulting performance is also measured using consultant headcount. Specific to Executive Search, confirmed search (confirmation) trends, consultant productivity and average revenue per search are used to measure performance. Productivity is as measured by annualized Executive Search net revenue per consultant.

Revenue is driven by market conditions and a combination of the number of executive search engagements, consulting projects, on-demand projects and the average revenue per search or project. With the exception of compensation expense and cost of sales, incremental increases in revenue do not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus creating the potential to improve Adjusted EBITDA and Adjusted EBITDA margins.

The number of consultants, confirmation trends, number of searches or projects completed, productivity levels and the average revenue per search or project will vary from quarter to quarter, affecting net revenue, Adjusted EBITDA and Adjusted EBITDA margin.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges ("Adjusted EBITDA"). Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue in the same period.

Consolidated and the subtotal of Executive Search Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and have limitations as analytical tools. They should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

We believe the presentation of these non-GAAP financial measures provides meaningful supplemental information and a more complete understanding of our ongoing operating results, including underlying trends. These non-GAAP financial measures are used by management in their financial and operating decision making because management believes they reflect our ongoing business in a manner that allows for meaningful period-to-period comparison and evaluation. We also believe that these non-GAAP financial measures, when considered together with our GAAP financial measures, provide management and investors with additional information for comparison of our operating results with the operating results of other companies.

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

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first half of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, were paid under the terms of the cash bonus deferral program. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets. The final cash bonus deferrals were paid during the year ended December 31, 2023.

2023 Overview

Consolidated net revenue decreased $46.6 million, or 4.3%, to $1.0 billion in 2023 from $1.1 billion in 2022. Foreign exchange rates positively impacted results by $2.9 million, or 0.3%. Executive Search net revenue was $780.0 million in 2023, a decrease of $121.9 million, or 13.5%, compared to 2022. The decrease in Executive Search net revenue was primarily due to a decrease in the average revenue per executive search compared to the prior year. On-Demand Talent net revenue was $152.5 million in 2023, an increase of $61.2 million, or 66.9%, compared to 2022. The increase in On-Demand Talent revenue was primarily due the acquisition of Atreus in February 2023, partially offset by a decrease in the volume of legacy on-demand projects. Heidrick Consulting net revenue was $94.3 million in 2023, an increase of $14.1 million, or 17.6%, compared to 2022. The increase in Heidrick Consulting revenue was primarily due to the acquisition of businessfourzero in April 2023, and an increase in leadership assessment and development consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 414 and 89, respectively, as of December 31, 2023, compared to 390 and 70, respectively, as of December 31, 2022. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.9 million and $2.3 million for the years ended December 31, 2023, and 2022, respectively. Executive search confirmations decreased 10.5% in 2023 compared to 2022. The average revenue per executive search decreased to $139,000 in 2023 compared to $144,000 in the prior year.

Adjusted EBITDA as a percentage of revenue was 12.2% in 2023, compared to 11.3% in 2022. The change in Adjusted EBITDA was primarily due to a decrease in net revenue of $46.6 million, as well as increases in cost of services, general and administrative expense, research and development costs, partially offset by a decrease in salaries and benefits expense. Salaries and benefits expense as a percentage of net revenue was 63.9% in 2023, compared to 68.7% in 2022. General and administrative expense as a percentage of net revenue was 15.2% in 2023, compared to 12.4% in 2022. Cost of services expense as a percentage of net revenue was 10.6% in 2023, compared to 6.6% in 2022. Research and development costs as a percentage of net revenue was 2.2% in 2023, compared to 1.9% in 2022.

We ended the year with combined cash, cash equivalents, and marketable securities of $478.2 million, a decrease of $143.4 million compared to $621.6 million at December 31, 2022. We pay the majority of bonuses in the first half of the year following the year in which they were earned. Employee bonuses are accrued throughout the year and are based on the Company’s performance and the performance of the individual employee. We expect to pay approximately $289.8 million in bonuses related to 2023 performance in March and April 2024.

2024 First Quarter Outlook

The Company expects 2024 first quarter consolidated net revenue of between $245 million and $265 million, while acknowledging that continued fluidity in external factors, such as foreign exchange and interest rate environments, foreign conflicts, inflation and macroeconomic constraints on pricing actions may impact quarterly results. In addition, this outlook is based on the average currency rates in December 2023 and reflects, among other factors, management's assumptions for the anticipated volume of new Executive Search confirmations, On-Demand Talent projects, and Heidrick Consulting assignments, consultant productivity, consultant retention, and the seasonality of the business, along with the current backlog.

Our 2024 first quarter guidance is subject to a number of risks and uncertainties, including those disclosed under "Risk Factors" and in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. As such, actual results could vary from these projections.

Results of Operations

The following table summarizes, for the periods indicated, the results of operations (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Revenue
Revenue before reimbursements (net revenue)	$1,026,864	$1,073,464	$1,003,001
Reimbursements	14,318	10,122	5,473
Total revenue	1,041,182	1,083,586	1,008,474

Operating expenses
Salaries and benefits	656,030	737,430	717,411
General and administrative expenses	156,494	132,678	130,749
Cost of services	109,039	70,676	52,785
Research and development	22,698	20,414	—
Impairment charges	7,246	—	—
Restructuring charges	—	—	3,792
Reimbursed expenses	14,318	10,122	5,473
Total operating expenses	965,825	971,320	910,210

Operating income	75,357	112,266	98,264

Non-operating income (expense)
Interest, net	11,617	5,337	302
Other, net	1,697	(2,367)	7,463
Net non-operating income	13,314	2,970	7,765

Income before taxes	88,671	115,236	106,029

Provision for income taxes	34,261	35,750	33,457

Net income	$54,410	$79,486	$72,572

Weighted-average common shares outstanding
Basic	20,029	19,758	19,515
Diluted	20,766	20,618	20,296

Earnings per common share
Basic	$2.72	$4.02	$3.72
Diluted	$2.62	$3.86	$3.58

Cash dividends paid per share	$0.60	$0.60	$0.60

The following table summarizes, for the periods indicated, our results of operations as a percentage of revenue before reimbursements (net revenue):

	Year Ended December 31,
	2023	2022	2021
Revenue
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	1.4	0.9	0.5
Total revenue	101.4	100.9	100.5

Operating expenses
Salaries and benefits	63.9	68.7	71.5
General and administrative expenses	15.2	12.4	13.0
Cost of Services	10.6	6.6	5.3
Research and development	2.2	1.9	—
Impairment charges	0.7	—	—
Restructuring charges	—	—	0.4
Reimbursed expenses	1.4	0.9	0.5
Total operating expenses	94.1	90.5	90.7

Operating income	7.3	10.5	9.8

Non-operating income (expense)
Interest, net	1.1	0.5	—
Other, net	0.2	(0.2)	0.7
Net non-operating income	1.3	0.3	0.8

Income before income taxes	8.6	10.7	10.6

Provision for income taxes	3.3	3.3	3.3

Net income	5.3%	7.4%	7.2%

Note: Totals and subtotals may not equal the sum of individual line items due to rounding.

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income:

	December 31,
	2023	2022	2021
Revenue before reimbursements (net revenue)	$1,026,864	$1,073,464	$1,003,001

Net income	54,410	79,486	72,572
Interest, net	(11,617)	(5,337)	(302)
Other, net	(1,697)	2,367	(7,463)
Provision for income taxes	34,261	35,750	33,457
Operating income	75,357	112,266	98,264

Adjustments
Depreciation	9,113	7,394	7,150
Intangible amortization	9,395	3,209	2,898
Earnout accretion	1,554	820	486
Earnout fair value adjustments	—	(464)	11,368
Acquisition contingent consideration	11,934	3,885	1,973
Deferred compensation plan	6,132	(6,232)	3,057
Reorganization costs	4,886	—	—
Impairment charges	7,246	—	—
Restructuring charges	—	—	3,792
Total adjustments	50,260	8,612	30,724

Adjusted EBITDA	$125,617	$120,878	$128,988
Adjusted EBITDA margin	12.2%	11.3%	12.9%

The Company has five operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally (See Note 18, Segment Information).

Revenue and Adjusted EBITDA, by segment, are as follows:

	December 31,
	2023	2022	2021
Revenue
Executive Search
Americas	$522,988	$612,881	$581,440
Europe	166,379	176,275	170,312
Asia Pacific	90,678	112,766	117,008
Total Executive Search	780,045	901,922	868,760
On-Demand Talent	152,506	91,349	66,636
Heidrick Consulting	94,313	80,193	67,605
Revenue before reimbursements	1,026,864	1,073,464	1,003,001
Reimbursements	14,318	10,122	5,473
Total revenue	$1,041,182	$1,083,586	$1,008,474

Adjusted EBITDA
Executive Search
Americas	$173,358	$164,193	$154,087
Europe	22,246	22,150	20,219
Asia Pacific	11,070	19,813	19,442
Total Executive Search	206,674	206,156	193,748
On-Demand Talent	1,434	(336)	4,592
Heidrick Consulting	(5,823)	(6,444)	(14,685)
Total segments	202,285	199,376	183,655
Research and development	(20,535)	(19,965)	—
Global Operations Support	(56,133)	(58,533)	(54,667)
Total adjusted EBITDA	$125,617	$120,878	$128,988

Year ended December 31, 2023, compared to year ended December 31, 2022

Total revenue. Consolidated total revenue decreased $42.4 million, or 3.9%, to $1.0 billion in 2023 from $1.1 billion in 2022. The decrease in total revenue was primarily due to the decrease in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue decreased $46.6 million, or 4.3%, to $1.0 billion in 2023 from $1.1 billion in 2022. Foreign exchange rates positively impacted results by $2.9 million, or 0.3%. Executive Search net revenue was $780.0 million in 2023, a decrease of $121.9 million, or 13.5%, compared to 2022. The decrease in Executive Search net revenue was primarily due to a decrease in the average revenue per executive search compared to the prior year. On-Demand Talent net revenue was $152.5 million in 2023, an increase of $61.2 million, or 66.9%, compared to 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus in February 2023, partially offset by a decrease in the volume of legacy on-demand projects. Heidrick Consulting net revenue was $94.3 million in 2023, an increase of $14.1 million, or 17.6%, compared to 2022. The increase in Heidrick Consulting revenue was primarily due to the acquisition of businessfourzero in April 2023, and an increase in leadership assessment and development consulting engagements compared to the prior year.

The number of Executive Search and Heidrick Consulting consultants was 414 and 89, respectively, as of December 31, 2023, compared to 390 and 70, respectively, as of December 31, 2022. Executive Search productivity, as measured by annualized net Executive Search revenue per consultant, was $1.9 million and $2.3 million for the years ended December 31, 2023, and 2022, respectively. Executive search confirmations decreased 10.5% in 2023 compared to 2022. The average revenue per executive search decreased to $139,000 in 2023 compared to $144,000 in the prior year.

Salaries and benefits. Consolidated salaries and benefits expense decreased $81.4 million, or 11.0%, to $656.0 million in 2023, from $737.4 million in 2022. Fixed compensation increased $48.6 million due to increases in base salaries and payroll taxes, deferred compensation plan expenses, retirement and benefits, separation costs, and talent acquisition and retention costs, partially offset by a decrease in stock compensation. Variable compensation decreased $130.0 million due to lower bonus accruals related to decreased consultant productivity. Foreign exchange rate fluctuations negatively impacted salaries and benefits expenses in 2023 by $1.2 million, or 0.2%.

In 2023, we had an average of 2,208 employees, compared to an average of 1,994 employees in 2022.

As a percentage of net revenue, salaries and benefits expense was 63.9% in 2023, compared to 68.7% in 2022.

General and administrative expenses. Consolidated general and administrative expenses increased $23.8 million, or 18.0%, to $156.5 million in 2023 from $132.7 million in 2022. The increase in general and administrative expenses was due to increases in intangible amortization, earnout accretion, office occupancy costs, information technology costs, bad debt, taxes and licenses, marketing, and insurance and bank fees, partially offset by decreases in professional fees and hiring fees. Foreign exchange rate fluctuations negatively impacted general and administrative expenses by $0.7 million, or 0.5%.

As a percentage of net revenue, general and administrative expenses were 15.2% in 2023, compared to 12.4% in 2022.

Cost of services. Consolidated cost of services increased $38.4 million, or 54.3%, to $109.0 million in 2023, from $70.7 million in 2022. The increase in cost of services was primarily due to the acquisition of Atreus. Foreign exchange rate fluctuations negatively impacted cost of services in 2023 by $1.9 million, or 2.7%.

Research and development. Due to the rapid pace of technological advances and digital disruption many of our clients are experiencing, we believe our ability to compete successfully depends increasingly upon our ability to provide clients with timely and relevant technology-enabled products and services. As such, we are focused on developing new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. The benefits from our R&D efforts will be utilized to develop and enhance new and existing services and products across our current offerings in Executive Search, Heidrick Consulting, On-Demand Talent and for products and services in new segments that we may embark upon in the future from time to time, such as our new digital product Heidrick Navigator. Consolidated R&D expense increased $2.3 million, or 11.2%, to $22.7 million in 2023, from $20.4 million in 2022. R&D expense consists of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees associated with new product development.

Impairment charges. On October 31, 2022, the Company conducted its annual goodwill impairment evaluation, which indicated that the carrying value of the Heidrick Consulting reporting unit was less than its fair value. In 2023, the Company acquired businessfourzero and recorded approximately $7.1 million of goodwill in the Heidrick Consulting reporting unit. Due to the inclusion of goodwill in a reporting unit with a pre-existing fair value shortfall, the Company evaluated the recent and anticipated future financial performance of the Heidrick Consulting reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company identified a triggering event and performed an interim goodwill impairment evaluation during the three months ended June 30, 2023. Based on the results of the of the impairment evaluation, the Company recorded an impairment charge of $7.2 million in Heidrick Consulting to write-off all of the goodwill associated with that reporting unit. The impairment charge is recorded within Impairment charges in the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Cash Flows in 2023. The impairment was non-cash in nature and did not affect our current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under our credit agreement. There were no impairment charges recorded in 2022.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $125.6 million in 2023, an increase of $4.7 million compared to $120.9 million in 2022. Adjusted EBITDA margin was 12.2% in 2023, compared to 11.3% in 2022.

Net non-operating income. Net non-operating income was $13.3 million in 2023, compared to $3.0 million in 2022.

Interest, net was $11.6 million of income in 2023, compared to $5.3 million in 2022, with the increase primarily due to higher interest rates on a higher volume of short-term investments.

Other, net was $1.7 million of income in 2023, compared to $2.4 million of expense in 2022. The income in the current year is primarily due to unrealized gains on the deferred compensation plan. The expense in the prior year is primarily due to a $6.6 million unrealized loss on the Company's deferred compensation plan, partially offset by foreign exchange gains. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

Income taxes. See Note 16, Income Taxes.

Executive Search

Americas

The Americas reported net revenue of $523.0 million in 2023, a decrease of 14.7% from $612.9 million in 2022. The decrease in net revenue was due to a 15.8% decrease in the number of executive search confirmations, partially offset by an increase in average revenue per executive search. The Social Impact and Industrial practice groups exhibited growth in revenue over the prior period. Foreign exchange fluctuations positively impacted net revenue by $0.1 million in 2023. There were 213 Executive Search consultants as of December 31, 2023, compared to 203 as of December 31, 2022.

Salaries and benefits expense decreased $89.4 million, or 22.2%, compared to 2022. Fixed compensation increased $6.7 million due to increases in deferred compensation plan expenses, retirement and benefits, and stock compensation, partially offset by decreases in talent acquisition and retention costs, base salaries and payroll taxes, and separation costs. Variable compensation decreased $96.1 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $1.9 million, or 4.0% in 2023, compared to 2022, due to increases in bad debt, resource library, and office occupancy costs, partially offset by decreases in professional fees, business development travel, hiring fees, marketing costs, and communication services.

The Americas reported Adjusted EBITDA of $173.4 million in 2023, an increase of $9.2 million compared to $164.2 million in 2022. Adjusted EBITDA margin was 33.1% in 2023, compared to 26.8% in 2022.

Europe

Europe reported net revenue of $166.4 million in 2023, a decrease of 5.6% from $176.3 million in 2022. The decrease in net revenue was due to a 2.6% decrease in the number of executive search confirmations, as well as a decrease in average revenue per executive search. The Consumer, Social Impact, and Industrial practice groups exhibited growth in revenue over the prior period. Foreign exchange rate fluctuations positively impacted net revenue in 2023 by $2.6 million, or 1.5%. There were 124 Executive Search consultants as of December 31, 2023, compared to 113 as of December 31, 2022.

Salaries and benefits expense decreased $10.1 million, or 7.8%, compared to 2022. Fixed compensation increased $13.6 million due to increases in base salaries and payroll taxes, talent acquisition and retention costs, retirement and benefits, and separation costs. Variable compensation decreased $23.7 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $1.4 million, or 5.1%, compared to 2022, due to increases in office occupancy, marketing, taxes and licenses, and professional fees, partially offset by decreases in bad debt and hiring fees.

Europe reported Adjusted EBITDA of $22.2 million in both 2023 and 2022. Adjusted EBITDA margin was 13.4% in 2023, compared to 12.6% in 2022.

Asia Pacific

Asia Pacific reported net revenue of $90.7 million in 2023, a decrease of 19.6% compared to $112.8 million in 2022. The decrease in net revenue was due to a 7.2% decrease in the number of executive search confirmations, as well as a decrease in average revenue per executive search. All practice groups contributed to the decline in revenue. Foreign exchange rate fluctuations negatively impacted net revenue in 2023 by $3.0 million, or 2.6%. There were 77 Executive Search consultants as of December 31, 2023, compared to 74 as of December 31, 2022.

Salaries and benefits expense decreased $12.7 million, or 16.5%, compared to 2022. Fixed compensation increased $1.9 million due to increases in base salaries and payroll taxes, and talent acquisition and retention costs, partially offset by a decrease in retirement and benefits. Variable compensation decreased $14.7 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses decreased $0.8 million, or 4.6%, compared to 2022, due to decreases in professional fees, office occupancy costs, business development travel, bad debt, and taxes and licenses, partially offset by increases in marketing costs.

Asia Pacific reported Adjusted EBITDA of $11.1 million in 2023, a decrease of $8.7 million compared to $19.8 million in 2022. Adjusted EBITDA margin was 12.2% in 2023, compared to 17.6% in 2022.

On-Demand Talent

On-Demand Talent reported net revenue of $152.5 million in 2023, an increase of 66.9% compared to $91.3 million in 2022. The increase in On-Demand Talent revenue was primarily due to the acquisition of Atreus, partially offset by a decrease in the volume of legacy on-demand projects. Foreign exchange rate fluctuations positively impacted net revenue in 2023 by $2.6 million, or 2.8%.

Salaries and benefits expense increased $25.1 million, or 111.3%, compared to 2022. Fixed compensation increased $15.6 million due to increases in base salaries and payroll taxes, including the acquisition of Atreus, retirement and benefits, and separation costs. Variable compensation increased $9.5 million due to higher bonus accruals related to increased productivity.

General and administrative expenses increased $12.9 million, or 148.7%, due to increases in intangible amortization, professional fees, office occupancy, marketing, resource library, business development travel and, hiring fees.

Cost of services increased $36.2 million, or 57.1%, compared to 2022, primarily due to an increase in the volume of on-demand talent projects driven by the acquisition of Atreus.

On-Demand Talent reported Adjusted EBITDA of $1.4 million in 2023, an improvement of $1.8 million compared to an Adjusted EBITDA loss of $0.3 million in 2022. Adjusted EBITDA margin was 0.9% in 2023, compared to (0.4)% in 2022.

Heidrick Consulting

Heidrick Consulting reported net revenue of $94.3 million in 2023, an increase of 17.6% compared to $80.2 million in 2022. The increase in net revenue was primarily due to the acquisition of businessfourzero, and an increase in leadership assessment and development consulting engagements compared to the prior year period. Foreign exchange rate fluctuations positively impacted results by in 2023 $0.5 million, or 0.7%. There were 89 Heidrick Consulting consultants as of December 31, 2023, compared to 70 as of December 31, 2022.

Salaries and benefits expense increased $10.1 million, or 15.2%, compared to 2022. Fixed compensation increased $11.2 million due to increases in base salaries and payroll costs, retirement and benefits, and deferred compensation plan expenses, partially offset by decreases in talent acquisition and retention costs, and stock compensation. Variable compensation decreased $1.1 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $6.3 million, or 44.6%, compared to 2022, due to increases in office occupancy costs, intangible amortization, professional fees, business development travel, bad debt, and marketing costs.

Cost of services increased $2.1 million, or 29.6%, compared to 2022, due to an increase in the volume of consulting engagements requiring third-party consultants.

Impairment charges for 2023 were $7.2 million as a result of an interim impairment evaluation on the goodwill of the Heidrick Consulting reporting unit. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows for 2023.

Heidrick Consulting reported an Adjusted EBITDA loss of $5.8 million in 2023, an improvement of $0.6 million compared to an Adjusted EBITDA loss of $6.4 million in 2022. Adjusted EBITDA margin was (6.2)% in 2023, compared to (8.0)% in 2022.

Global Operations Support

Salaries and benefits expenses decreased $4.4 million, or 11.0%, compared to 2022, due to decreases in variable compensation and stock compensation, partially offset by increases in base salaries and payroll taxes, retirement and benefits, separation costs, and talent acquisition and retention costs.

General and administrative expenses increased $2.2 million, or 11.5%, compared to 2022, due to increases in information technology, taxes and licenses, office occupancy costs, and insurance and bank fees, partially offset by decreases in professional fees and hiring fees.

Global Operations Support reported Adjusted EBITDA loss of $56.1 million in 2023, an improvement of $2.4 million compared to an Adjusted EBITDA loss of $58.5 million in 2022. Adjusted EBITDA margin was (5.5)% in both 2023 and 2022.

Year ended December 31, 2022, compared to year ended December 31, 2021

Total revenue. Consolidated total revenue increased $75.1 million, or 7.4%, to $1.1 billion in 2022 from $1.0 billion in 2021. The increase in total revenue was primarily due to the increase in revenue before reimbursements (net revenue).

Revenue before reimbursements (net revenue). Consolidated net revenue increased $70.5 million, or 7.0%, to $1.1 billion in 2022 from $1.0 billion in 2021. Foreign exchange rates negatively impacted results by $31.1 million, or 3.1%. Executive Search net revenue was $901.9 million in 2022, an increase of $33.2 million, or 3.8%, compared to 2021. The increase in Executive Search net revenue was primarily due to an increase in the average revenue per executive search compared to the prior year. On-Demand Talent net revenue was $91.3 million in 2022, an increase of $24.7 million, or 37.1%, compared to 2021. The increase in On-Demand Talent revenue was primarily due to an increase in the volume of on-demand projects and the timing of the Business Talent Group ("BTG") acquisition in the prior year. Heidrick Consulting net revenue was $80.2 million in 2022, an increase of $12.6 million, or 18.6%, compared to 2021. The increase in Heidrick Consulting revenue was primarily due to a 20.9% increase in the number of consulting engagements compared to the prior year.

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

Salaries and benefits. Consolidated salaries and benefits expense increased $20.0 million, or 2.8%, to $737.4 million in 2022 from $717.4 million in 2021. Fixed compensation increased $10.7 million due to increases in base salaries and payroll taxes, retirement and benefits, and separation costs, partially offset by decreases in the deferred compensation plan and stock compensation. Variable compensation increased $9.3 million due to higher bonus accruals related to increased consultant productivity. Foreign exchange rate fluctuations positively impacted salaries and benefits expense by $22.4 million, or 3.1%.

In 2022, we had an average of 1,994 employees, compared to an average of 1,714 employees in 2021.

As a percentage of net revenue, salaries and benefits expense was 68.7% in 2022, compared to 71.5% in 2021.

General and administrative expenses. Consolidated general and administrative expenses increased $1.9 million, or 1.5%, to $132.7 million in 2022 from $130.7 million in 2021. The increase in general and administrative expenses was primarily due to increases in business development travel, including the global consultants' conference, information technology, hiring fees, marketing, and bad debt, partially offset by a one-time earnout obligation adjustment for On-Demand Talent of $11.4 million in 2021, and decreases in taxes and licenses, and the use of external third-party consultants. Foreign exchange rate fluctuations positively impacted general and administrative expenses by $3.6 million, or 2.8%.

As a percentage of net revenue, general and administrative expenses were 12.4% in 2022, compared to 13.0% in 2021.

Cost of services. Consolidated cost of services increased $17.9 million, or 33.9%, to $70.7 million in 2022, from $52.8 million in 2021. The increase is primarily due to the timing of the On-Demand Talent acquisition of BTG in the prior year and an increase in the volume of on-demand projects and consulting engagements. Foreign exchange rate fluctuations positively impacted cost of services by $0.7 million, or 1.3%.

Research and Development. The Company incurred $20.4 million in R&D costs in 2022, which consisted of payroll, employee benefits, stock-based compensation, other employee expenses and third-party professional fees. Prior to formalizing our product development initiative in 2022, we tracked employee time on efforts to enhance existing products and to develop new services and products across our current offerings only to the extent it was required under the Company’s long-lived asset capitalization policy. As such, we cannot definitively determine the actual hours and expense incurred on these efforts in 2021. Based on management estimates, these expenses were less than 1% of net revenue in 2021 and are recorded within Salaries and benefits and General and administrative expenses in the Consolidated Statements of Comprehensive Income.

Restructuring charges. The Company incurred $3.8 million in restructuring charges in 2021. In 2020, the Company announced a restructuring plan (the "2020 Plan") to optimize future growth and profitability. The primary components of the 2020 Plan included a workforce reduction, a reduction of the Company’s real estate expenses and professional fees, and the elimination of certain deferred compensation programs. The charges incurred in 2021 primarily relate to a reduction in the Company's real estate footprint. The charges are recorded within Restructuring charges in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021. There were no restructuring charges or reversals in 2022.

Adjusted EBITDA. Consolidated Adjusted EBITDA was $120.9 million in 2022, a decrease of $8.1 million compared to $120.9 million in 2021. Adjusted EBITDA margin was 11.3% in 2022, compared to 12.9% in 2021.

Net non-operating income. Net non-operating income was $3.0 million in 2022, compared to $7.8 million in 2021.

Interest, net was $5.3 million of income in 2022, compared to $0.3 million of income in 2021. The increase was primarily the result of interest earned on marketable securities investments.

Other, net was $2.4 million of expense in 2022, compared to income of $7.5 million in 2021. The expense in 2022 is primarily due to a $6.6 million unrealized loss on the Company's deferred compensation plan, partially offset by foreign exchange gains. The income in 2021 is due to a $4.2 million gain on equity received in exchange for executive search services performed in prior periods and a $3.1 million gain on the Company's deferred compensation plan. The Company's investments, including those held in the Company’s deferred compensation plan, are recorded at fair value.

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

Salaries and benefits expense increased $6.3 million, or 1.6%, compared to 2021. Fixed compensation decreased $0.8 million due to decreases deferred compensation plan expenses and stock compensation, partially offset by increases in base salaries and payroll taxes, separation costs, and retirement and benefits. Variable compensation increased $7.1 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $6.8 million, or 17.3%, compared to 2021 due to increases in business development travel, including the global consultants' conference, bad debt, marketing, information technology, and office occupancy, partially offset by a decrease in the use of third-party consultants.

Restructuring charges were $3.9 million in 2021. The charges are primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges in 2022.

The Americas reported Adjusted EBITDA of $164.2 million in 2022, an increase of $10.1 million compared to $154.1 million in 2021. Adjusted EBITDA margin was 26.8% in 2022, compared to 26.5% in 2021.

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

Salaries and benefits expense increased $1.3 million, or 1.0%, compared to 2021. Fixed compensation increased $0.6 million due to increases in talent acquisition and retention costs, and retirement and benefits, partially offset by decreases in base salaries and payroll taxes, and stock compensation. Variable compensation increased $0.7 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses increased $3.7 million, or 15.8%, compared to 2021, due to increases in business development travel, including the global consultants' conference, professional fees, and office occupancy, partially offset by a decrease in bad debt.

Restructuring reversals for 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals in 2022.

Europe reported Adjusted EBITDA of $22.2 million in 2022, an increase of $2.0 million compared to $20.2 million in 2021. Adjusted EBITDA margin was 12.6% in 2022, compared to 11.9% in 2021.

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

Salaries and benefits expense decreased $5.3 million, or 6.4%, compared to 2021. Fixed compensation decreased $2.1 million due to decreases in base salaries and payroll taxes, stock compensation, and talent acquisition and retention costs, partially offset by an increase in retirement and benefits. Variable compensation decreased $3.1 million due to lower bonus accruals related to decreased consultant productivity.

General and administrative expenses increased $0.4 million, or 2.2%, compared to 2021 primarily due to increases in business development travel, including the global consultants' conference, and professional fees, partially offset by decreases in office occupancy and bad debt.

Restructuring reversals for 2021 were $0.1 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals in 2022.

Asia Pacific reported Adjusted EBITDA of $19.8 million in 2022, a decrease of $0.4 million compared to $19.4 million in 2021. Adjusted EBITDA margin was 17.6% in 2022, compared to 16.6% in 2021.

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

Salaries and benefits expense increased $8.7 million, or 63.0%, compared to 2021. Fixed compensation increased $7.9 million due to increases base salaries and payroll taxes, separation costs, and retirement and benefits. Variable compensation increased $0.8 million due to higher bonus accruals related to increased productivity.

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

On-Demand Talent reported an Adjusted EBITDA loss of $0.3 million in 2022, a decrease of $4.9 million compared to $4.6 million in 2021. Adjusted EBITDA margin was (0.4)% in 2022, compared to 6.9% in 2021.

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

Salaries and benefits expense increased $4.5 million, or 7.3%, compared to 2021. Fixed compensation decreased $0.7 million due to decreases talent acquisition and retention costs, retirement and benefits, and the deferred compensation plan, partially offset by increases in base salaries and payroll taxes, and stock compensation. Variable compensation increased $5.2 million due to higher bonus accruals related to increased consultant productivity.

General and administrative expenses decreased $0.8 million, or 5.2%, compared to 2021, due to decreases in professional fees, partially offset by increased business development travel, including the global consultants' conference.

Cost of services increased $0.2 million, or 3.3%, compared to 2021, due to an increase in the volume of consulting engagements.

Restructuring charges were $0.4 million in 2021, primarily related to a reduction in the Company's real estate footprint. There were no restructuring charges in 2022.

Heidrick Consulting reported an Adjusted EBITDA loss of $6.4 million in 2022, an improvement of $8.3 million compared to a loss of $14.7 million in 2021. Adjusted EBITDA margin was (8.0)% in 2022, compared to (6.9)% in 2021.

Global Operations Support

Global Operations Support expenses increased $4.1 million, or 7.4%, to $59.0 million from $54.9 million in 2021.

Salaries and benefits expenses increased $4.5 million, or 12.7%, compared to 2021 due to increases in base salaries and payroll taxes, and stock compensation, partially offset by decreases in variable compensation, and retirement and benefits.

General and administrative expenses decreased $0.7 million, or 3.4%, compared to 2021 due to decreases in taxes and licenses, and professional fees, partially offset by increases in business development travel and hiring fees.

Restructuring reversals in 2021 were $0.2 million due to the settlement of estimated employee severance accruals. There were no restructuring charges or reversals in 2022.

Global Operations Support reported an Adjusted EBITDA loss of $58.5 million in 2022, an increase of $3.8 million compared to a loss of $54.7 million in 2021. Adjusted EBITDA margin was (5.5)% in both 2022 and 2021.

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

Lines of credit. On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment changed the interest rate benchmark, from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Second Amendment provided the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. Other than the foregoing, the material terms of the Amended Credit Agreement remain unchanged. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries.
As of December 31, 2023, and 2022, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

Cash, cash equivalents, and marketable securities. Cash, cash equivalents and marketable securities at December 31, 2023 were $478.2 million, a decrease of $143.4 million compared to $621.6 million at December 31, 2022. The $478.2 million of cash, cash equivalents, and marketable securities at December 31, 2023 includes $200.3 million held by our foreign subsidiaries. A portion of the $200.3 million is considered permanently reinvested in these foreign subsidiaries. If these funds were required to satisfy obligations in the United States, the repatriation of these funds could cause us to incur additional foreign withholding taxes. We expect to pay approximately $289.8 million in bonuses related to 2023 performance in March and April 2024.

Cash flows provided by operating activities. For the year ended December 31, 2023, cash used in operating activities was $26.8 million, primarily reflecting a decrease in accrued expenses of $145.1 million, partially offset by net income net of non-cash charges of $101.7 million. The decrease in accrued expenses is primarily due to cash bonus payments related to 2022 and prior year cash bonus deferrals of $422.0 million, partially offset by 2023 bonus accruals of $289.8 million.

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

Cash flows provided by (used in) investing activities. For the year ended December 31, 2023, cash provided by investing activities was $133.6 million, primarily due to proceeds from the maturity and sale of available for sale investments of $337.9 million, partially offset by purchases of available for sale investments of $141.0 million, acquisition of business, net of cash acquired, of $49.9 million, and capital expenditures of $13.4 million. The cash outflow for capital expenditures is primarily the result of office build-outs and software capitalization related to new product development.

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

Cash flows used in financing activities. For the year ended December 31, 2023, cash used in financing activities was $53.5 million, primarily due to acquisition earnout payments of $35.9 million, cash dividend payments of $12.5 million, payment of employee tax withholdings on equity transactions of $4.1 million, and common stock repurchases of $0.9 million.

For the year ended December 31, 2022, cash used in financing activities was $15.7 million, primarily due to cash dividend payments of $12.5 million and payment of employee tax withholding on equity transactions of $3.2 million.

For the year ended December 31, 2021, cash used in financing activities was $15.5 million, primarily due to cash dividend payments of $12.4 million and payment of employee tax withholding on equity transactions of $3.1 million.

Stock repurchase program. On February 11, 2008, we announced that our Board of Directors authorized management to repurchase shares of our common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). We may from time to time and as business conditions warrant purchase shares of our common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During the year ended December 31, 2023, the Company purchased 36,000 shares of common stock for $0.9 million. There were no purchases of shares of common stock in 2022, and prior to the 2023 purchase, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2023, we have purchased 1,074,670 shares of our common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

Contractual obligations. Our lease portfolio is comprised of operating leases for office space and equipment. As of December 31, 2023, we had lease payment obligations of $99.7 million, with $21.5 million payable within 12 months. Associated with our lease portfolio, we have asset retirement obligations for the retirement of tangible long-lived assets related to our obligation at the end of the lease term to return office space to the landlord in its original condition. As of December 31, 2023, we had asset retirement obligations of $3.3 million, with $0.9 million payable within 12 months.

In addition to lease related contractual obligations, we also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet at December 31, 2023. The obligations related to these employee benefit plans are described in Note 12, Employee Benefit Plans, and Note 13, Pension Plan and Life Insurance Contract, in the Notes to Consolidated Financial Statements. As of December 31, 2023, we did not have a liability for uncertain tax positions.

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

In our Heidrick Consulting segment, revenue is recognized as performance obligations are satisfied by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract is generally fixed. Most of the Company's consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of our consulting revenue is recognized over time utilizing input methods. Revenue recognition over time for the majority of our consulting engagements is measured by total cost or time incurred as a percentage of the total estimated cost or time on the consulting engagement.
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

Contingent consideration. The former owners of certain of the Company's acquired businesses are generally eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. The fair value of these obligations is based on the present value of the expected future payments to be made to the former owners of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. We assess the fair value of these liabilities at each balance sheet date based on the expected performance of the associated business and any changes in fair value are recorded in General and administrative expenses in the Consolidated Statements of Comprehensive Income. In determining fair value, we use a variation of the income approach, known as the real options method. The significant unobservable inputs utilized in the real options method include (1) revenue forecasts; (2) operating expense forecasts; (3) the discount rate; and (4) volatility. Changes in revenue forecasts, operating expense forecasts, the discount rate, or volatility, would result in a change in the fair value of recorded earnout obligations. To the extent that our estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our accrued contingent consideration.

Recently Issued and Adopted Financial Accounting Standards

The information presented in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements within this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency market risk. With our operations in the Americas, Europe and Asia Pacific, we conduct business using various currencies. Revenue earned in each country is generally matched with the associated expenses incurred, thereby reducing currency risk to earnings. However, because certain assets and liabilities are denominated in currencies other than the U.S. dollar, changes in currency rates may cause fluctuations in the valuation of such assets and liabilities. As the local currency of our subsidiaries has generally been designated as the functional currency, we are affected by the translation of foreign currency financial statements into U.S. dollars. A 10% change in the average exchange rate for currencies of all foreign countries in which we operate would have increased or decreased our 2023 net income by approximately $1.5 million. For financial information by segment, see Note 18, Segment Information, in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Heidrick & Struggles International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Heidrick & Struggles International, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Revenue Recognition
As described in Note 3 of the consolidated financial statements, revenue before reimbursements from executive search and from consulting engagements of $780,045,000 and $94,313,000, respectively, is recognized over the expected average period of performance, in proportion to the estimated personnel time or cost incurred to fulfill the obligations under the executive search or consulting contract. This requires management to make significant estimates including the amount of effort extended over certain defined time periods of the executive search or consulting engagement. The transaction price for executive search engagements generally includes variable consideration, known as uptick revenue, in addition to fixed consideration. The Company estimates the amount of uptick revenue at contract inception based on a portfolio approach utilizing the expected value method based on a historical analysis. This requires management to make significant estimates including the average amount of uptick revenue earned on an executive search engagement. Changes in the assumptions used in these estimates could have a significant impact on the revenue recognized during the period.

We identified the Company’s revenue recognition from executive search and consulting engagements as a critical audit matter because of certain significant assumptions management makes when estimating progress over time for executive search and consulting engagements and estimating the average uptick revenue earned on executive search engagements. Auditing these assumptions involved a high degree of judgment and subjectivity as changes in these assumptions could have a significant impact on the amount of revenue recognized.

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

Valuation of On-Demand Talent Reporting Unit for Goodwill Impairment Testing
As described in Notes 2 and 9 to the financial statements, as of December 31, 2023, the Company’s goodwill balance assigned to the On-Demand Talent reporting unit was $109,018,000. The Company tests for impairment of goodwill at the reporting unit level at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. The Company determines the fair value of the On-Demand Talent reporting unit using a discounted cash flow methodology. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. When determining the fair value of the On-Demand Talent reporting unit management makes significant estimates and assumptions, including revenue growth rates, projected operating costs, and discount rates.

We identified the valuation of the On-Demand Talent reporting unit for goodwill impairment testing as a critical audit matter given the significant estimates and assumptions management makes to determine the fair value of the On-Demand Talent reporting unit. We identified management’s assumptions related to revenue growth rates, projected operating costs, and discount rates utilized in the valuation of the On-Demand Talent reporting unit’s quantitative test for goodwill impairment as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the involvement of our valuation specialists.

Our audit procedures related to revenue growth rates, projected operating costs, and discount rates utilized in the valuation of the Company’s On-Demand Talent reporting unit included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation of the Company’s On-Demand Talent reporting unit and tested such controls for design and operating effectiveness, including management review controls.
•We evaluated the reasonableness of management’s forecasts of revenue growth rates by comparing the forecasts to (1) the historical results, (2) historical forecasts, and (3) external market and industry data.
•We evaluated the reasonableness of management’s forecasts of operating costs as a percentage of revenue by comparing the forecasts to the historical results, and comparison to guideline public companies.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:
◦Evaluating the reasonableness of the discount rate by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

Valuation of Atreus Group GmbH earnout and contingent compensation liabilities
As described in Note 8 to the financial statements, the Company acquired Atreus Group GmbH (“Atreus”) in February 2023. The total consideration on acquisition date for Atreus amounted to approximately $77.5 million, which included an estimated acquisition-date fair value earnout of approximately $32.0 million. The respective earnout may be paid based on achievement of certain revenue and operating income milestones for the period from the acquisition date through 2025. The acquisition-date fair value of the earnout liability was estimated using a valuation model that reflects the use of multiple probabilities. A portion of the future cash consideration that the former owners of Atreus are eligible to receive is dependent on future employment and accounted for as contingent compensation liability.

In estimating the acquisition-date fair value of the earnout liability and the contingent compensation, management was required to make significant judgments in formulating the significant estimates and assumptions about future revenue and operating expenses, volatility and discount rates when utilizing the aforementioned valuation method.

We identified the Company’s valuation of the earnout liability and the contingent compensation related to the acquisition of Atreus as a critical audit matter due to the high degree of auditor judgment and audit effort, including the use of our valuation specialists, involved in performing procedures and evaluating audit evidence related to significant estimates and assumptions utilized by management, including revenue, operating expenses, volatility, and discount rates, when calculating the fair value of the earnout liability and the contingent compensation.

Our audit procedures related to the Company’s valuation of the earnout liability and the contingent compensation in connection with the aforementioned acquisition included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation of the earnout liability and the contingent compensation and tested such controls for design and operating effectiveness, including management review controls.
•We evaluated the reasonableness of management’s forecasts of revenue and operating expenses by comparing the forecasts to (1) the historical results, and (2) external market and industry data.
•We evaluated the reasonableness of management’s determination of the bifurcation between earnout liability and the contingent compensation.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:
◦Evaluating the reasonableness of the volatility and discount rate by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Chicago, Illinois
March 4, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Heidrick & Struggles International, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Heidrick & Struggles International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, changes to stockholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2023 of the Company and our report dated March 4, 2024 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois
March 4, 2024

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$412,618	$355,447
Marketable securities	65,538	266,169
Accounts receivable, net of allowances of $6,954 and $6,643, respectively	133,128	126,437
Prepaid expenses	23,597	24,098
Other current assets	47,923	40,722
Income taxes recoverable	10,410	10,946
Total current assets	693,214	823,819

Non-current assets
Property and equipment, net	35,752	30,207
Operating lease right-of-use assets	86,063	71,457
Assets designated for retirement and pension plans	11,105	11,332
Investments	47,287	34,354
Other non-current assets	17,071	25,788
Goodwill	202,252	138,361
Other intangible assets, net	20,842	6,333
Deferred income taxes, net	28,005	33,987
Total non-current assets	448,377	351,819

Total assets	$1,141,591	$1,175,638

Current liabilities
Accounts payable	$20,837	$14,613
Accrued salaries and benefits	322,744	451,161
Deferred revenue	45,732	43,057
Operating lease liabilities	21,498	19,554
Other current liabilities	21,823	56,016
Income taxes payable	6,057	4,076
Total current liabilities	438,691	588,477

Non-current liabilities
Accrued salaries and benefits	52,108	59,467
Retirement and pension plans	62,100	48,456
Operating lease liabilities	78,204	63,299
Deferred income tax liability - non-current	6,402	—
Other non-current liabilities	41,808	5,293
Total non-current liabilities	240,622	176,515

Total liabilities	679,313	764,992

Commitments and contingencies (Note 20)

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued at December 31, 2023 and 2022.	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,127,872 and 19,866,287 shares issued, 20,122,792 and 19,861,207 shares outstanding at December 31, 2023 and 2022, respectively	201	199
Treasury stock at cost, 5,080 shares at December 31, 2023 and 2022, respectively	(110)	(191)
Additional paid in capital	251,988	246,630
Retained earnings	210,070	168,197
Accumulated other comprehensive income (loss)	129	(4,189)
Total stockholders’ equity	462,278	410,646

Total liabilities and stockholders’ equity	$1,141,591	$1,175,638
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	December 31,
	2023	2022	2021
Revenue
Revenue before reimbursements (net revenue)	$1,026,864	$1,073,464	$1,003,001
Reimbursements	14,318	10,122	5,473
Total revenue	1,041,182	1,083,586	1,008,474

Operating expenses
Salaries and benefits	656,030	737,430	717,411
General and administrative expenses	156,494	132,678	130,749
Cost of services	109,039	70,676	52,785
Research and development	22,698	20,414	—
Impairment charges	7,246	—	—
Restructuring charges	—	—	3,792
Reimbursed expenses	14,318	10,122	5,473
Total operating expenses	965,825	971,320	910,210

Operating income	75,357	112,266	98,264

Non-operating income (expense)
Interest, net	11,617	5,337	302
Other, net	1,697	(2,367)	7,463
Net non-operating income	13,314	2,970	7,765

Income before income taxes	88,671	115,236	106,029

Provision for income taxes	34,261	35,750	33,457

Net income	54,410	79,486	72,572

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,810	(8,457)	(1,890)
Net unrealized gain (loss) on available-for-sale investments	83	(41)	—
Pension gain (loss) adjustment	(575)	2,634	148
Other comprehensive income (loss), net of tax	4,318	(5,864)	(1,742)

Comprehensive income	$58,728	$73,622	$70,830

Weighted-average common shares outstanding
Basic	20,029	19,758	19,515
Diluted	20,766	20,618	20,296

Earnings per common share
Basic	$2.72	$4.02	$3.72
Diluted	$2.62	$3.86	$3.58

Cash dividends paid per share	$0.60	$0.60	$0.60
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows - operating activities
Net income	$54,410	$79,486	$72,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,508	10,603	19,560
Deferred income taxes	11,900	7,088	(7,481)
Stock-based compensation expense	10,830	16,689	12,760
Accretion expense related to earnout payments	1,554	820	486
Impairment charges	7,246	—	—
Loss (gain) on marketable securities	(2,918)	(2,406)	(1)
Loss on disposal of property and equipment	209	392	135
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,913	4,522	(36,819)
Accounts payable	(131)	(5,731)	(332)
Accrued expenses	(145,118)	32,892	230,177
Restructuring accrual	—	—	(5,061)
Deferred revenue	2,035	(7,237)	12,783
Income taxes recoverable (payable), net	(6,692)	(13,606)	11,377
Retirement and pension plan assets and liabilities	7,493	(479)	1,145
Prepaid expenses	1,233	(2,850)	(2,776)
Other assets and liabilities, net	5,736	(895)	(37,124)
Net cash provided by (used in) operating activities	(26,792)	119,288	271,401

Cash flows - investing activities
Acquisition of businesses, net of cash acquired	(49,858)	—	(33,518)
Capital expenditures	(13,433)	(11,134)	(6,240)
Purchases of available for sale investments	(140,982)	(269,824)	(2,323)
Proceeds from sale of available for sale investments	337,872	1,359	20,822
Net cash provided by (used in) investing activities	133,599	(279,599)	(21,259)

Cash flows - financing activities
Cash dividends paid	(12,537)	(12,466)	(12,377)
Payment of employee tax withholding on equity transactions	(4,141)	(3,219)	(3,140)
Repurchases of common stock	(904)	—	—
Acquisition earnout payments	(35,946)	—	—
Net cash used in financing activities	(53,528)	(15,685)	(15,517)

Effect of exchange rates fluctuations on cash, cash equivalents and restricted cash	3,850	(13,774)	(5,855)

Net increase (decrease) in cash, cash equivalents and restricted cash	57,129	(189,770)	228,770
Cash, cash equivalents and restricted cash at beginning of period	355,489	545,259	316,489
Cash, cash equivalents and restricted cash at end of period	$412,618	$355,489	$545,259

Supplemental disclosures of cash flow information
Cash paid for
Income taxes	$22,137	$41,910	$28,623
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	19,586	$196	226	$(8,041)	$231,048	$40,982	$3,417	$267,602
Net income	—	—	—	—	—	72,572	—	72,572
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,742)	(1,742)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	12,760	—	—	12,760
Vesting of equity, net of tax withholdings	11	—	(213)	7,570	(10,710)	—	—	(3,140)
Re-issuance of treasury stock	—	—	(8)	280	65	—	—	345
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,708)	—	(11,708)
Dividend equivalents on restricted stock units	—	—	—	—	—	(669)	—	(669)
Balance at December 31, 2021	19,597	196	5	(191)	233,163	101,177	1,675	336,020
Net income	—	—	—	—	—	79,486	—	79,486
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,864)	(5,864)
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	16,689	—	—	16,689
Vesting of equity, net of tax withholdings	269	3	—	—	(3,222)	—	—	(3,219)
Re-issuance of treasury stock	—	—				—	—	—
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(11,857)	—	(11,857)
Dividend equivalents on restricted stock units	—	—	—	—	—	(609)	—	(609)
Balance at December 31, 2022	19,866	199	5	(191)	246,630	168,197	(4,189)	410,646
Net income	—	—	—	—	—	54,410	—	54,410
Other comprehensive loss, net of tax	—	—	—	—	—	—	4,318	4,318
Common and treasury stock transactions:
Stock-based compensation	—	—	—	—	10,830	—	—	10,830
Vesting of equity, net of tax withholdings	261	2	—	—	(4,143)	—	—	(4,141)
Repurchase of common stock	—	—	36	(904)	—	—	—	(904)
Clawback of equity awards	—	—	10	(307)	(37)	—	—	(344)
Re-issuance of treasury stock	—	—	(46)	1,292	(1,292)	—	—	—
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(12,043)	—	(12,043)
Dividend equivalents on restricted stock units	—	—	—	—	—	(494)	—	(494)
Balance at December 31, 2023	20,127	$201	5	$(110)	$251,988	$210,070	$129	$462,278
The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

HEIDRICK & STRUGGLES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands, except share and per share figures)

1.    Basis of Presentation

Heidrick & Struggles International, Inc. and subsidiaries (the "Company) is a human capital leadership advisory firm providing executive search, consulting and on-demand talent services to businesses and business leaders worldwide to help them to improve the effectiveness of their leadership teams. We help our clients build leadership teams by facilitating the recruitment, management and development of senior executives. The Company operates globally, including Executive Search operating segments in the Americas, Europe and Asia Pacific.

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

Concentration of Risk

The Company is potentially exposed to concentrations of risk associated with its accounts receivable. However, this risk is limited due to the Company’s large number of clients and their dispersion across many different industries and geographies. At December 31, 2023 and 2022, the Company had no significant concentrations of risk.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current liabilities - Operating lease liabilities and Non-current liabilities - Operating lease liabilities in our Consolidated Balance Sheets. The Company does not have any leases that meet the finance lease criteria.

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

Available-for-sale investments are reported at fair value with changes in unrealized gains (losses) and realized gains (losses) recorded as a non-operating expense in Other, net in the Consolidated Statements of Comprehensive Income.

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

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million to write-off all of the associated goodwill. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2023, and the Consolidated Statements of Cash Flows for the year ended December 31, 2023. The impairment was non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company's credit agreement.

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

In 2020, the Company terminated the cash bonus deferral for consultants and, in 2021, terminated the cash bonus deferral for management. The Company now pays 100% of the cash bonuses earned by consultants and management in the first half of the following year. Consultant and management cash bonuses earned prior to 2020 and 2021, respectively, were paid under the terms of the cash bonus deferral program. The deferrals are recorded in Accrued salaries and benefits within both Current liabilities and Non-current liabilities in the Consolidated Balance Sheets. The final cash bonus deferrals were paid during the year ended December 31, 2023.

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

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2023	2022	2021
Net income	$54,410	$79,486	$72,572
Weighted average shares outstanding:
Basic	20,029	19,758	19,515
Effect of dilutive securities:
Restricted stock units	580	644	587
Performance stock units	157	216	194
Diluted	20,766	20,618	20,296
Basic earnings per share	$2.72	$4.02	$3.72
Diluted earnings per share	$2.62	$3.86	$3.58

Translation of Foreign Currencies

The Company generally designates the local currency for all its subsidiaries as the functional currency. The Company translates the assets and liabilities of its subsidiaries into U.S. dollars at the current rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at a monthly average exchange rate for the period. Translation adjustments are reported as a component of Accumulated other comprehensive income (loss).

Restricted Cash

Periodically, the Company is party to agreements with terms that require the Company to restrict cash through the termination dates of the agreements. Current and non-current restricted cash is included in Other current assets and Other non-current assets, respectively, in the Consolidated Balance Sheets.

The following table provides a reconciliation of the cash and cash equivalents between the Consolidated Balance Sheets and the Consolidated Statement of Cash Flows as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Cash and cash equivalents	$412,618	$355,447	$545,225
Restricted cash included within other non-current assets	—	42	34
Total cash, cash equivalents and restricted cash	$412,618	$355,489	$545,259

Recently Issued Financial Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard is intended to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard is intended to improve reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). This guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 280): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance was intended to provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2024. The new guidance is not expected to have a material effect on the Company's financial statements.

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

Heidrick Consulting

Revenue is recognized as performance obligations are satisfied by transferring a good or service to a client. Heidrick Consulting enters into contracts with clients that outline the general terms and conditions of the assignment to provide succession planning, executive assessment, top team and board effectiveness and culture shaping programs. The consideration the Company expects to receive under each contract is generally fixed. Most of the Company's consulting contracts contain one performance obligation, which is the overall process of providing the consulting service requested by the client. The majority of our consulting revenue is recognized over time utilizing input methods. Revenue recognition over time for the majority of our consulting engagements is measured by total cost or time incurred as a percentage of the total estimated cost or time on the consulting engagement.

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

Deferred revenue: Contract liabilities consist of deferred revenue, which is equal to billings in excess of revenue recognized.

The following table outlines the changes in our contract asset and liability balances for the years ended:

	December 31,
	2023	2022	Change
Contract assets
Unbilled receivables, net	$15,318	$13,940	$1,378
Contract assets	16,774	21,348	(4,574)
Total contract assets	32,092	35,288	(3,196)

Contract liabilities
Deferred revenue	$45,732	$43,057	$2,675

During the year ended December 31, 2023, we recognized revenue of $39.4 million that was included in the contract liabilities balance at the beginning of the period. The amount of revenue recognized during the year ended December 31, 2023, from performance obligations partially satisfied in previous periods as a result of changes in the estimates of variable consideration was $19.9 million.

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

	December 31,
	2023	2022	2021
Balance at January 1,	$6,643	$5,666	$6,557
Provision for credit losses	9,574	7,938	4,991
Write-offs	(9,275)	(6,830)	(5,730)
Foreign currency translation	12	(131)	(152)
Balance at December 31,	$6,954	$6,643	$5,666

There were no investments with unrealized losses at December 31, 2023. At December 31, 2022, the fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, were as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at December 31, 2022	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
U.S. Treasury securities	$194,056	$56	$11,918	$182,138

The unrealized loss on one investment in U.S. Treasury securities at December 31, 2022, was caused by fluctuations in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the investments would not be settled at a price less than the amortized cost basis. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis.

5.    Property and Equipment, net

The components of the Company’s property and equipment are as follows:

	December 31,
	2023	2022
Leasehold improvements	$45,050	$40,829
Office furniture, fixtures and equipment	14,775	14,322
Computer equipment and software	38,798	30,085
Property and equipment, gross	98,623	85,236
Accumulated depreciation	(62,871)	(55,029)
Property and equipment, net	$35,752	$30,207

Depreciation expense for the years ended December 31, 2023, 2022, and 2021, was $9.1 million, $7.4 million and $7.1 million, respectively.

As part of the Company's 2020 Plan (as defined below), property and equipment located at certain of the Company's offices was abandoned and the useful life of the assets were shortened to correspond with the cease-use date. As a result of the change in the useful life, approximately $0.9 million of depreciation expense was accelerated and recorded in Restructuring charges in the Consolidated Statement of Comprehensive Income and Depreciation and amortization in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.

6.    Leases

The Company's lease portfolio is comprised primarily of operating leases for office space and equipment. The majority of the Company's leases include both lease and non-lease components, which the Company accounts for differently depending on the underlying class of asset. Certain of the Company's leases include one or more options to renew or terminate the lease at the Company's discretion. Generally, the renewal and termination options are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal and termination options and when they are reasonably certain of exercise, includes the renewal or termination option in the lease term.

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

As part of the Company's 2020 Plan (as defined below), a lease component related to one of the Company's offices was abandoned and the useful life of the associated right-of-use asset was shortened to correspond with the cease-use date. As a result of the change in useful life, approximately $8.7 million of right-of-use asset amortization was accelerated and recorded in Restructuring charges in the Consolidated Statements of Comprehensive Income and Depreciation and amortization in the Consolidated Statements of Cash Flows during the year ended December 31, 2021. In September 2021, the Company entered into a termination and surrender agreement for this lease component. Under the terms of the agreement, the Company made a one-time payment of $11.7 million to release the Company from all remaining obligations under the lease. At the time of payment, the Company had accrued approximately $17.4 million of lease liabilities related to future payments under the remaining lease term. Upon making the one-time payment, the lease liabilities were relieved, resulting in a gain on termination of approximately $5.7 million, which is recorded in Restructuring charges in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021.

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

Lease cost components included within General and Administrative Expenses in our Consolidated Statements of Comprehensive Income for the year ended December 31, were as follows:

	December 31,
	2023	2022
Operating lease cost	$19,587	$17,408
Variable lease cost	9,225	6,116
Total lease cost	$28,812	$23,524

Supplemental cash flow information related to the Company's operating leases for the year ended December 31, is as follows:

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,856	$18,865
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34,982	$18,055

The weighted average remaining lease term and weighted average discount rate for our operating leases as of December 31, is as follows:

	December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	7.3 years	6.3 years
Weighted Average Discount Rate
Operating leases	4.82%	3.48%

The future maturities of the Company's operating lease liabilities for the years ended December 31, is as follows:

Operating Lease Maturity
2024	$21,095
2025	16,384
2026	14,997
2027	14,698
2028	11,225
Thereafter	43,008
Total lease payments	121,407
Less: Interest	21,705
Present value of lease liabilities	$99,702

The Company has an obligation at the end of the lease term to return certain offices to the landlord in its original condition, which is recorded at fair value at the time the liability is incurred. The Company had $3.3 million and $2.8 million of asset retirement obligations as of December 31, 2023, and 2022, respectively, which are recorded within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.

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

The Company's cash, cash equivalents, and marketable securities by significant investment category are as follows:

	Amortized Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2023
Cash				$221,980	$—

Level 1(1):
Money market funds				13,906
U.S. Treasury securities	242,228	42	242,270	176,732	65,538
Total Level 1	242,228	42	242,270	190,638	65,538

Total	$242,228	$42	$242,270	$412,618	$65,538

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Balance at December 31, 2022
Cash					$247,198	$—

Level 1(1):
Money market funds					62,338
U.S. Treasury securities	312,121	15	(56)	312,080	45,911	266,169
Total Level 1	312,121	15	(56)	312,080	108,249	266,169

Total	$312,121	$15	$(56)	$312,080	$355,447	$266,169

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.

Investments, Assets Designated for Retirement and Pension Plans and Associated Liabilities

The Company has a U.S. non-qualified deferred compensation plan that consists primarily of U.S. marketable securities and mutual funds. The aggregate cost basis for these investments was $37.2 million and $29.1 million as of December 31, 2023, and December 31, 2022, respectively.

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

The following tables provide a summary of the fair value measurements for each major category of investments, assets designated for retirement and pension plans and associated liabilities measured at fair value on a recurring basis:

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2023

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$47,287	$—	$—	$47,287	$—	$—

Level 2(2):
Retirement and pension plan assets	12,394	1,289	11,105	—	—	—
Pension benefit obligation	(14,416)	—	—	—	(1,289)	(13,127)
Total Level 2	(2,022)	1,289	11,105	—	(1,289)	(13,127)

Total	$45,265	$1,289	$11,105	$47,287	$(1,289)	$(13,127)

		Balance Sheet Classification
	Fair Value	Other Current Assets	Assets Designated for Retirement and Pension Plans	Investments	Other Current Liabilities	Retirement and Pension Plans
Balance at December 31, 2022

Measured on a recurring basis:
Level 1(1):
U.S. non-qualified deferred compensation plan	$34,354	$—	$—	$34,354	$—	$—

Level 2(2):
Retirement and pension plan assets	12,584	1,252	11,332	—	—	—
Pension benefit obligation	(13,951)	—	—	—	(1,252)	(12,699)
Total Level 2	(1,367)	1,252	11,332	—	(1,252)	(12,699)

Total	$32,987	$1,252	$11,332	$34,354	$(1,252)	$(12,699)

(1)Level 1 – Quoted prices in active markets for identical assets and liabilities.
(2)Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Contingent Consideration

The former owners of certain of the Company's acquired businesses are eligible to receive additional cash consideration based on the attainment of certain operating metrics in the periods subsequent to acquisition. Contingent consideration and compensation are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of contingent consideration and compensation using using a variation of the income approach, known as the real options method. The significant unobservable inputs utilized in the real options method include (1) revenue forecasts; (2) operating expense forecasts; (3) the discount rate; and (4) volatility.

The following table provides a reconciliation of the beginning and ending balance of Level 3 liabilities for the year ended December 31, 2023:

	Earnout	Contingent Compensation
Balance at December 31, 2022	$(36,010)	$(8,192)
Purchase accounting (see Note 8, Acquisitions)	(36,266)	—
Earnout accretion	(1,554)	—
Compensation expense	—	(11,934)
Payments	35,946	2,038
Foreign currency translation	(717)	(790)
Balance at December 31, 2023	$(38,601)	$(18,878)

Earnout accruals of zero and $36.0 million are recorded within Current liabilities - Other current liabilities as of December 31, 2023, and 2022, respectively, and earnout accruals of $38.6 million and zero are recorded within Non-current liabilities - Other non-current liabilities as of December 31, 2023, and 2022, respectively. Contingent compensation accruals of $6.0 million and $1.5 million are recorded within Current liabilities - Accrued salaries and benefits as of December 31, 2023, and 2022, respectively, and contingent compensation accruals of $12.9 million and $6.7 million are recorded within Non-current liabilities - Accrued salaries and benefits as of December 31, 2023, and 2022, respectively.

Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which is accounted for by the acquisition method of accounting. The Company performs assessments of the carrying value of goodwill at least annually and whenever events occur or circumstances indicate that a carrying amount of goodwill may not be recoverable. During the three months ended June 30, 2023, an interim goodwill impairment evaluation was conducted to determine the fair value of the Company's reporting units. As a result of this evaluation, the Company recorded an impairment charge of $7.2 million in the Heidrick Consulting reporting unit. During the 2023 fourth quarter, the Company conducted its annual goodwill impairment evaluation as of October 31, 2023, to determine the fair value of the Company's reporting units. As of October 31, 2023, the fair value of each reporting unit exceeded its carrying value. Goodwill is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company determines the fair value of its reporting units using discounted cash flow models.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for the year ended December 31, 2023:

Goodwill
Balance at December 31, 2022	$138,361
Acquired goodwill	69,444
Impairment	(7,246)
Foreign currency translation	1,693
Balance at December 31, 2023	$202,252

8.    Acquisitions

On February 1, 2023, the Company acquired Atreus Group GmbH ("Atreus"), a leading provider of executive interim management in Germany. The Company paid $33.4 million in the first quarter of 2023, with a subsequent purchase price adjustment payment of $12.1 million in the fourth quarter of 2023. The former owners of Atreus are eligible to receive additional cash consideration, which the Company estimated on the acquisition date to be between $30.0 million and $40.0 million, to be paid in 2026 based on the achievement of certain revenue and operating income milestones for the period from the acquisition date through 2025. When estimating the present value of future cash consideration, the Company accrued an estimated $32.0 million as of the acquisition date for the earnout liability. The Company recorded $11.3 million for customer relationships, $5.4 million for software, $2.5 million for a trade name and $62.4 million of goodwill. Goodwill is primarily related to the acquired workforce and strategic fit and is not deductible for tax purposes. Included in the Company's results of operations for the year ended December 31, 2023, are $70.4 million of revenue, and $7.9 million of operating loss, from the acquired entity.

On April 1, 2023, the Company acquired businessfourzero, a next generation consultancy specializing in developing and implementing purpose-driven change. In connection with the acquisition, the Company paid $9.5 million in the second quarter of 2023 with a subsequent purchase price adjustment payment of $2.2 million paid in the third quarter of 2023. The former owners of businessfourzero are eligible to receive additional cash consideration, which the Company estimated on the acquisition date to be between $4.0 million and $8.0 million, to be paid in 2026 based on the achievement of certain revenue and operating income metrics for the period from the acquisition date through 2025. When estimating the present value of future cash consideration, the Company accrued an estimated $4.3 million as of the acquisition date for the earnout liability. The Company recorded $3.5 million for customer relationships, $0.5 million for a trade name, and $7.1 million of goodwill. The goodwill is primarily related to the acquired workforce and strategic fit. Included in the Company's results of operations for the year ended December 31, 2023, are $11.2 million of revenue, and $11.0 million of operating loss, primarily reflecting goodwill impairment of $7.2 million in the Heidrick Consulting reporting unit, from the acquired entity.

9.    Goodwill and Other Intangible Assets

Goodwill

The Company's goodwill by segment (for the segments that had recorded goodwill) is as follows:

	December 31, 2023	December 31, 2022
Executive Search
Americas	$91,740	$91,383
Europe	1,494	1,449
Total Executive Search	93,234	92,832
On-Demand Talent	109,018	45,529
Total goodwill	$202,252	$138,361

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Executive Search
	Americas	Europe	Asia Pacific	On-Demand Talent	Heidrick Consulting	Total
Goodwill	$91,643	$24,475	$8,495	$—	$—	$124,613
Accumulated impairment losses	—	(24,475)	(8,495)	—	—	(32,970)
Balance at December 31, 2020	91,643	—	—	—	—	91,643

BTG acquisition	—	—	—	45,529	—	45,529
Finland acquisition	—	1,532	—	—	—	1,532
Foreign currency translation	(180)	—	—	—	—	(180)
Balance at December 31, 2021	91,463	1,532	—	45,529	—	138,524

Foreign currency translation	(80)	(83)	—	—	—	(163)
Balance at December 31, 2022	91,383	1,449	—	45,529	—	138,361

Atreus acquisition	—	—	—	62,371	—	62,371
businessfourzero acquisition	—	—	—	—	7,073	7,073
Impairment	—	—	—	—	(7,246)	(7,246)
Foreign currency translation	357	45	—	1,118	173	1,693

Goodwill	91,740	25,969	8,495	109,018	7,246	242,468
Accumulated impairment losses	—	(24,475)	(8,495)	—	(7,246)	(40,216)
Balance at December 31, 2023	$91,740	$1,494	$—	$109,018	$—	$202,252

In February 2023, the Company acquired Atreus and recorded $62.4 million of goodwill related to the acquisition in the On-Demand Talent operating segment. In April 2023, the Company acquired businessfourzero and recorded $7.1 million of goodwill related to the acquisition in the Heidrick Consulting operating segment. In April 2021, the Company acquired Business Talent Group ("BTG") and recorded $45.5 million of goodwill related to the acquisition in the On-Demand Talent operating segment. In October 2021, the Company acquired H&S Finland, and recorded $1.5 million of goodwill related to the acquisition in the Europe operating segment.

During the three months ended December 31, 2023, the Company conducted its annual goodwill impairment evaluation as of October 31, 2023, in accordance with ASU No. 2017-04, Intangibles - Goodwill and Other. The goodwill impairment test is completed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit.

The impairment test is considered for each of the Company’s reporting units that has goodwill as defined in the accounting standard for goodwill and intangible assets. The Company operates five reporting units: Americas, Europe (which includes Africa), Asia Pacific (which includes the Middle East), On-Demand Talent, and Heidrick Consulting. As of October 31, 2023, only the Americas, Europe, and On-Demand Talent reporting units had recorded goodwill.

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

Based on the results of the impairment analysis, the fair values of the Americas, Europe, and On-Demand Talent reporting units exceeded their carrying values by 258%, 3% and 6%, respectively. The results of the impairment test are sensitive to the assumptions used in the determination of fair value of the reporting units and the fair value of a reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. The Company continually monitors for potential triggering events including changes in the business climate in which it operates, the Company's market capitalization compared to is book value, and the Company's recent operating performance. Any changes in these factors could result in an impairment charge.

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

Based on the results of the impairment evaluation, the Company determined that the goodwill within the Heidrick Consulting reporting unit was impaired, which resulted in an impairment charge of $7.2 million to write off all of the associated goodwill. The impairment charge is recorded within Impairment charges in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2023, and the Consolidated Statements of Cash Flows for the year ended December 31, 2023. The impairment was non-cash in nature and did not affect the Company's current liquidity, cash flows, borrowing capability or operations, nor did it impact the debt covenants under the Company's credit agreement.

Other Intangible Assets, net

The Company’s other intangible assets, net by segment, are as follows:

	December 31, 2023	December 31, 2022
Executive Search
Americas	$22	$51
Europe	95	216
Asia Pacific	—	15
Total Executive Search	117	282
On-Demand Talent	17,689	6,051
Heidrick Consulting	3,036	—
Total other intangible assets, net	$20,842	$6,333

In February 2023, the Company acquired Atreus and recorded customer relationships short-term, customer relationships long-term, software and trade name intangible assets in the On-Demand Talent operating segment of $6.0 million, $5.3 million, $5.4 million, and $2.5 million, respectively. The combined estimated weighted-average amortization period for the acquired intangible assets is 6.7 years with estimated amortization periods of 5.0, 14.0, 3.0 and 3.0 years for the customer relationships short-term, customer relationships long-term, software and trade name, respectively. In April 2023, the Company acquired businessfourzero and recorded customer relationships and trade name intangible assets in the Heidrick Consulting operating segment of $3.5 million and $0.5 million, respectively. The combined estimated weighted-average amortization period for the acquired intangible assets is 8.3 years with estimated amortization periods of 9.0 and 3.0 years for the customer relationships and trade name intangible assets, respectively.

The carrying amount of amortizable intangible assets and the related accumulated amortization were as follows:

		December 31, 2023			December 31, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9.9	$26,195	$(11,443)	$14,752	$10,720	$(6,164)	$4,556
Trade name	3.0	5,067	(3,069)	$1,998	2,406	(1,925)	481
Software	3.0	8,629	(4,537)	4,092	3,110	(1,814)	1,296
Total intangible assets	7.9	$39,891	$(19,049)	$20,842	$16,236	$(9,903)	$6,333

Intangible asset amortization expense for the years ended December 31, 2023, 2022, and 2021, was $9.4 million, $3.2 million and $2.9 million, respectively.

The Company's estimated future amortization expense related to intangible assets as of December 31, 2023, for the years ended December 31, is as follows:

2024	$7,780
2025	5,971
2026	2,525
2027	1,534
2028	897
Thereafter	2,135
Total	$20,842

10.    Other Current Liabilities

The components of other current liabilities are as follows:

	December 31, 2023	December 31, 2022
Earnout liability	$—	$36,010
Other	21,823	20,006
Total other current liabilities	$21,823	$56,016

The components of other non-current liabilities are as follows:

	December 31, 2023	December 31, 2022
Earnout liability	$38,601	$—
Other	3,207	5,293
Total other non-current liabilities	$41,808	$5,293

11.    Line of Credit

On February 24, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 26, 2018 (the “Credit Agreement” and, as amended by the First Amendment to Credit Agreement, dated as of July 13, 2021, and the Second Amendment, the "Amended Credit Agreement") by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The Second Amendment changed the interest rate benchmark, from LIBOR to the Secured Overnight Financing Rate (“SOFR”). At the Company's option, borrowings under the Amended Credit Agreement will bear interest at one-, three- or six-month term SOFR, or an alternate base rate as set forth in the Amended Credit Agreement, in each case plus an applicable margin. Additionally, the Second Amendment provided the Company with a committed unsecured revolving credit facility in an aggregate amount of $200 million, increased from $175 million as set forth in the Credit Agreement, which includes a sublimit of $25 million for letters of credit and a sublimit of $10 million for swingline loans, with a $75 million expansion feature. Other than the foregoing, the material terms of the Amended Credit Agreement remain unchanged. The Amended Credit Agreement matures on July 13, 2026.

Borrowings under the Credit Agreement may be used for working capital, capital expenditures, permitted acquisitions, restricted payments and for other general corporate purposes of the Company and its subsidiaries. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

As of December 31, 2023, and 2022, the Company had no outstanding borrowings. The Company was in compliance with the financial and other covenants under the Amended Credit Agreement and no event of default existed.

12.    Employee Benefit Plans

Qualified Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) for all eligible employees in the United States. Eligible employees may begin participating in the Plan upon their hire date. The Plan contains a 401(k) provision, which provides for employee pre-tax and/or Roth contributions, from 1% to 50% of their eligible compensation up to a combined maximum permitted by law. The Company matched employee contributions on a dollar-for-dollar basis per participant up to the greater of $6,000, or 6.0%, of eligible compensation for the years ended December 31, 2023, 2022, and 2021. Employees are eligible for the Company match immediately upon entry into the Plan. Those contributions vest annually, provided the employee is employed by the Company on the last day of the Plan year in which the match is made. The Plan also provides for employees who retire, die or become disabled during the Plan year to receive the Company match for that Plan year. The Plan provides that forfeitures will be used to reduce the Company’s contributions. Forfeitures are created by participants who terminate employment before becoming entitled to the Company’s matching contribution under the Plan. The Company also has the option of making discretionary contributions. There were no discretionary contributions made for the years ended December 31, 2023, 2022, and 2021. The expense that the Company incurred for matching employee contributions for the years ended December 31, 2023, 2022, and 2021, was $8.8 million, $7.8 million and $6.8 million, respectively.

The Company maintains additional retirement plans in the Americas, Europe and Asia Pacific regions which the Company does not consider as material and, therefore, additional disclosure has not been presented.

Deferred Compensation Plans

The Company also has a deferred compensation plan for certain U.S. employees (the “U.S. Plan”) that became effective on January 1, 2006. The U.S. Plan allows participants to defer up to 25% of their base compensation and up to the lesser of $500,000 or 25% of their eligible bonus compensation into several different investment vehicles. These deferrals are immediately vested and are not subject to a risk of forfeiture. In 2023 and 2022, all deferrals in the U.S. Plan were funded. The compensation deferred in the U.S. Plan was $46.1 million and $33.4 million at December 31, 2023, and 2022, respectively. The assets of the U.S. Plan are included in Investments and the liabilities of the U.S. Plan are included in Retirement and pension plans in the Consolidated Balance Sheets as of December 31, 2023, and 2022.

The Company also has a Non-Employee Directors Voluntary Deferred Compensation Plan whereby non-employee members of the Company’s Board of Directors may elect to defer up to 100% of the cash component of their directors’ fees into several different investment vehicles. As of December 31, 2023, and 2022, the total amounts deferred under the plan were $1.2 million and $1.0 million, respectively, all of which were funded. The assets of the plan are included in Investments and the liabilities of the plan are included in Retirement and pension plans in the Consolidated Balance Sheets at December 31, 2023, and 2022.

The U.S. Plan and Non-Employee Directors Voluntary Deferred Compensation Plan consist primarily of marketable securities and mutual funds, all of which are valued using Level 1 inputs (See Note 7, Financial Instruments and Fair Value).

13.    Pension Plan and Life Insurance Contract

The Company maintains a pension plan for certain current and former employees in Germany. The pensions are individually fixed Euro amounts that vary depending on the function and the eligible years of service of the employee.

	2023	2022
Benefit obligation at January 1,	$13,951	$19,594
Interest cost	555	181
Actuarial gain (loss)	769	(3,361)
Benefits paid	(1,296)	(1,257)
Cumulative translation adjustment	437	(1,206)
Benefit obligation at December 31,	$14,416	$13,951

The benefit obligation amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2023	2022
Current liabilities	$1,289	$1,252
Non-current liabilities	13,127	12,699
Total	$14,416	$13,951

The components of and assumptions used to determine the net periodic benefit cost are as follows:

	December 31,
	2023	2022	2021
Net period benefit cost:
Interest cost	$555	$181	$150
Amortization of net loss	—	195	211
Net periodic benefit cost	$555	$376	$361
Weighted average assumptions
Discount rate (1)	4.09%	1.03%	0.72%
Rate of compensation increase	—%	—%	—%

Assumptions to determine the Company’s benefit obligation are as follows:

	December 31,
	2023	2022	2021
Discount rate (1)	3.45%	4.09%	1.03%
Rate of compensation increase	—%	—%	—%
Measurement date	12/31/2023	12/31/2022	12/31/2021

(1)The discount rates are based on long-term bond indices adjusted to reflect the longer duration of the benefit obligation.

The amounts in Accumulated other comprehensive income as of December 31, 2023, and 2022, that had not yet been recognized as components of net periodic benefit cost were $1.4 million and $0.7 million, respectively. As of December 31, 2023, an insignificant amount of the accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost in 2024.

The Company’s investment strategy is to support its pension obligations through reinsurance contracts. The BaFin—German Federal Financial Supervisory Authority—supervises the insurance companies and the reinsurance contracts. The BaFin requires each reinsurance contract to guarantee a fixed minimum return. The Company’s pension benefits are fully reinsured by group insurance contracts with ERGO Lebensversicherung AG, and the group insurance contracts are measured in accordance with BaFin guidelines (including mortality tables and discount rates) which are considered Level 2 inputs (See Note 7, Financial Instruments and Fair Value). The fair value at December 31, 2023, and 2022, was $12.4 million and $12.6 million, respectively.

Since the pension assets are not segregated in trust from the Company’s other assets, the pension assets are not shown as an offset against the pension liabilities in the Consolidated Balance Sheets. These assets are included in the Consolidated Balance Sheets at December 31, 2023, and 2022, as a component of Other current assets and Assets designated for retirement and pension plans.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter are as follows:

2024	$1,289
2025	1,267
2026	1,239
2027	1,206
2028	1,168
2029 through 2033	$5,103

14.    Stock-Based Compensation

On May 25, 2023, the stockholders of the Company approved an amendment and restatement of the Company's Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program (as so amended and restated, the "Fourth A&R Program") to increase the number of shares of common stock reserved for issuance under the 2012 program by 1,060,000 shares. The Fourth A&R Program provides for grants of stock options, stock appreciation rights, restricted stock units, performance stock units, and other stock-based compensation awards that are valued based upon the grant date fair value of the awards. These awards may be granted to directors, selected employees and independent contractors.

As of December 31, 2023, 4,166,113 awards had been issued under the Fourth A&R Program, including 784,325 forfeited awards, and 1,028,212 shares remained available for future awards. The Fourth A&R Program provides that no awards can be granted after May 25, 2033.

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

A summary of information with respect to stock-based compensation is as follows:

	December 31,
	2023	2022	2021
Salaries and employee benefits (1)	$10,633	$14,651	$20,081
General and administrative expenses	1,013	810	345
Income tax benefit related to stock-based compensation included in net income	3,220	4,263	5,539

(1) Includes $0.8 million of expense, $1.2 million of income, and $7.8 million of expense related to cash settled restricted stock units for the years ended December 31, 2023, 2022, and 2021, respectively.

Restricted Stock Units

Restricted stock units granted to employees are subject to ratable vesting over a three-year or four-year period dependent upon the terms of the individual grant. Compensation expense related to service-based restricted stock units is recognized on a straight-line basis over the vesting period.

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 23,620 and 11,850 restricted stock units for services provided by the non-employee directors during the years ended December 31, 2023, and 2022, respectively. Restricted stock units issued to non-employee directors remain unvested until the respective non-employee directors retire from the Board of Directors.

Restricted stock unit activity for the years ended December 31, 2023, and 2022 is as follows:

	Number of Restricted Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2021	727,651	$31.32
Granted	287,954	34.05
Vested and converted to common stock	(273,565)	32.29
Forfeited	(13,755)	34.63
Outstanding on December 31, 2022	728,285	31.97
Granted	276,227	26.91
Vested and converted to common stock	(292,078)	31.08
Forfeited	(25,693)	31.54
Outstanding on December 31, 2023	686,741	$30.33

As of December 31, 2023, there was $5.9 million of pre-tax unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average of 2.1 years.

Performance Stock Units

The Company grants performance stock units to certain of its senior executives. The performance stock units are generally subject to a cliff vesting at the end of a three-year period. The vesting will vary between 0% - 200% based on the attainment of certain performance metrics and market conditions over the three-year vesting period. Half of the award is based on the achievement of adjusted operating margin thresholds and half of the award is based on the Company's total shareholder return, relative to a peer group. The fair value of the awards subject to total shareholder return metrics is determined using the Monte Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The performance stock units are expensed on a straight-line basis over the three-year vesting period.

Performance share unit activity for the years ended December 31, 2023, and 2022 is as follows:

	Number of Performance Stock Units	Weighted- Average Grant-date Fair Value
Outstanding on December 31, 2021	232,857	$39.88
Granted	97,379	49.59
Vested and converted to common stock	(69,784)	52.91
Forfeited	—	—
Outstanding on December 31, 2022	260,452	40.02
Granted	103,916	34.14
Vested and converted to common stock	(124,743)	31.51
Forfeited	—	—
Outstanding on December 31, 2023	239,625	$41.91

As of December 31, 2023, there was $4.6 million of pre-tax unrecognized compensation expense related to unvested performance stock units, which is expected to be recognized over a weighted average of 1.8 years.

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

The Company recorded phantom stock-based compensation expense of $0.8 million, $1.2 million of income, and $7.8 million of expense for the years ended December 31, 2023, 2022 and 2021, respectively.

Phantom stock unit activity for the years ended December 31, 2023, and 2022 is as follows:

Number of Phantom Stock Units
Outstanding on December 31, 2021	348,863
Granted	95,675
Vested	(119,333)
Forfeited	(4,050)
Outstanding on December 31, 2022	321,155
Granted	—
Vested	(115,180)
Forfeited	(18,674)
Outstanding on December 31, 2023	187,301

As of December 31, 2023, there was $1.0 million of pre-tax unrecognized compensation expense related to unvested phantom stock units, which is expected to be recognized over a weighted average of 2.3 years.

Common Stock

Non-employee members of the Board of Directors may elect to receive restricted stock units or shares of common stock annually pursuant to the Fourth A&R Program as part of their annual compensation. Based on their respective elections, the Company issued 16,134 and 11,850 shares of common stock for services provided by the non-employee directors during the years ended December 31, 2023, and 2022, respectively.

On February 11, 2008, the Company's Board of Directors authorized management to repurchase shares of the Company's common stock with an aggregate purchase price of up to $50 million (the "Repurchase Authorization"). From time to time and as business conditions warrant, the Company may purchase shares of its common stock on the open market or in negotiated or block trades. No time limit has been set for completion of this program. During the year ended December 31, 2023, the Company purchased 36,000 shares of common stock for $0.9 million. There were no purchases of shares of common stock in 2022, and prior to the 2023 purchase, the most recent purchase of the Company's shares of common stock occurred during the year ended December 31, 2012. As of December 31, 2023, the Company has purchased 1,074,670 shares of its common stock pursuant to the Repurchase Authorization for a total of $29.2 million and $20.8 million remains available for future purchases under the Repurchase Authorization.

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

The Company did not incur any charges under the 2020 Plan during the years ended December 31, 2022, and 2023, and does not anticipate incurring any future charges under the 2020 Plan.

Restructuring charges (reversals) for the year ended December 31, 2021, by type of charge (reversal) and operating segment are as follows:

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

Changes in the restructuring accrual for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Employee Related	Office Related	Other	Total
Accrual balance at December 31, 2020	22,312	953	—	23,265
Restructuring charges	(183)	3,962	13	3,792
Cash payments	(13,702)	(738)	(13)	(14,453)
Non-cash write-offs	44	(4,190)	—	(4,146)
Exchange rate fluctuations	(77)	13	—	(64)
Accrual balance at December 31, 2021	8,394	—	—	8,394
Cash payments	(4,853)	—	—	(4,853)
Non-cash write-offs	(34)	—	—	(34)
Exchange rate fluctuations	(85)	—	—	(85)
Accrual balance at December 31, 2022	$3,422	$—	$—	$3,422
Cash payments	(3,516)	—	—	(3,516)
Exchange rate fluctuations	94	—	—	94
Accrual balance at December 31, 2023	$—	$—	$—	$—

Restructuring accruals associated with the elimination of certain deferred compensation programs of $3.4 million were recorded within Current liabilities - Accrued salaries and benefits in the Consolidated Balance Sheets as of December 31, 2022.

16.    Income Taxes

The sources of income before income taxes are as follows:

	December 31,
	2023	2022	2021
United States	$52,572	$57,274	$68,122
Foreign	36,099	57,962	37,907
Income before income taxes	$88,671	$115,236	$106,029

The provision for income taxes are as follows:

	December 31,
	2023	2022	2021
Current
Federal	$12,009	$13,405	$21,200
State and local	4,644	6,748	9,341
Foreign	12,721	8,813	9,802
Current provision for income taxes	29,374	28,966	40,343

Deferred
Federal	2,996	3,702	(3,373)
State and local	1,334	1,113	(1,825)
Foreign	557	1,969	(1,688)
Deferred provision (benefit) for income taxes	4,887	6,784	(6,886)
Total provision for income taxes	$34,261	$35,750	$33,457

A reconciliation of the provision for income taxes to income taxes at the statutory U.S. federal income tax rate of 21% is as follows:

	December 31,
	2023	2022	2021
Income tax provision at the statutory U.S. federal rate	$18,621	$24,199	$22,266
State income tax provision, net of federal tax benefit	4,974	5,475	4,994
Nondeductible expenses, net	8,437	4,036	2,833
Foreign taxes (includes rate differential and changes in foreign valuation allowance)	4,158	1,647	1,910
Release of valuation allowance	(185)	—	(157)
Additional U.S. tax on foreign operations	(300)	436	242
Other, net	(1,444)	(43)	1,369
Total provision for income taxes	$34,261	$35,750	$33,457

The deferred tax assets and liabilities are attributable to the following components:

	December 31,
	2023	2022
Deferred tax assets attributable to:
Operating lease liability and accrued rent	$15,490	$16,693
Foreign net operating loss carryforwards	11,658	14,528
Accrued compensation and employee benefits	12,678	20,776
Deferred compensation	19,245	17,994
Foreign tax credit carryforwards	7,820	5,522
Other accrued expenses	10,515	6,257
Deferred tax assets, before valuation allowance	77,406	81,770
Valuation allowance	(22,233)	(20,724)
Deferred tax assets, after valuation allowance	55,173	61,046

Deferred tax liabilities attributable to:
Operating lease, right-of-use, assets	11,715	13,020
Goodwill	17,731	9,493
Depreciation on property and equipment	2,731	3,449
Other	1,393	1,592
Deferred tax liabilities	33,570	27,554
Net deferred tax assets	$21,603	$33,492

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

The valuation allowance increased from $20.7 million at December 31, 2022, to $22.2 million at December 31, 2023. The valuation allowance at December 31, 2023 was related to foreign net operating loss carryforwards, foreign tax credit carryforwards, and certain foreign deferred tax assets. The Company intends to maintain these valuation allowances until sufficient evidence exists to support their reversal.

At December 31, 2023, the Company had a net operating loss carryforward of $93.3 million related to its foreign filings. Of the $93.3 million net operating loss carryforward, $58.3 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward for periods ranging from five years to indefinitely. The Company also had a foreign tax credit carryforward of $7.8 million subject to a valuation allowance of $7.8 million.

At December 31, 2022, the Company had a net operating loss carryforward of $103.4 million related to its foreign tax filings. Of the $103.4 million net operating loss carryforward, $64.0 million is subject to a valuation allowance. Depending on the tax rules of the tax jurisdictions, the losses can be carried forward for periods ranging from five years to indefinitely. The Company also had a foreign tax credit carryforward of $5.5 million subject to a valuation allowance of $5.5 million.

As of December 31, 2023, and 2022, the Company does not have any unrecognized tax benefits, due to the settlement of all previous unrecognized tax benefits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
	2023	2022	2021
Gross unrecognized tax benefits at January 1,	$—	$—	$416
Gross increases for tax positions of prior years	—	—	6
Gross decreases for tax positions of prior years	—	—	(14)
Settlements	—	—	(408)
Gross unrecognized tax benefits at December 31,	$—	$—	$—

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The statute of limitations varies by jurisdiction in which the Company operates. Years 2020 through 2022 are subject to examination by federal and state taxing authorities. The years 2019 and prior are subject to examination in certain foreign and state jurisdictions.

The Company is currently under audit by some jurisdictions. It is likely that the examination phase of several of these audits will conclude in the next twelve months. No significant increases or decreases in unrecognized tax benefits are expected to occur by December 31, 2024.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of the provision for income taxes in the Consolidated Statements of Comprehensive Income.

The Company has elected to account for Global Intangible Low-Taxed Income ("GILTI") tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2023.

17.    Changes in Accumulated Other Comprehensive Income

The changes in Accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2023, are summarized below:

	Available- for- Sale Securities	Foreign Currency Translation	Pension	AOCI
Balance at December 31, 2022	$(41)	$(4,163)	$15	$(4,189)
Other comprehensive income (loss) before classification, net of tax	83	4,810	(575)	4,318
Balance at December 31, 2023	$42	$647	$(560)	$129

18.    Segment Information

The Company has five operating segments. The executive search business operates in the Americas, Europe (which includes Africa) and Asia Pacific (which includes the Middle East), and the Heidrick Consulting and On-Demand Talent businesses operate globally.

In 2023, the Company changes its measure of segment profitability from operating income to Adjusted EBITDA. The following tables include Adjusted EBITDA, which is the measure of segment profitability reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. For segment purposes, reimbursements of out-of-pocket expenses classified as revenue and other operating income are reported separately and, therefore, are not included in the results of each segment. The Company believes that analyzing trends in revenue before reimbursements (net revenue), analyzing operating expenses as a percentage of net revenue, and analyzing Adjusted EBITDA, and Adjusted EBITDA margin more appropriately reflect its core operations.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) net revenue and (2) net income before interest, taxes, depreciation and amortization, as adjusted, to the extent they occur, for earnout accretion, earnout fair value adjustments, contingent compensation, deferred compensation plan income or expense, certain reorganization costs, impairment charges and restructuring charges ("Adjusted EBITDA"). Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue in the same period.

	December 31,
	2023	2022	2021
Revenue before reimbursements (net revenue)	$1,026,864	$1,073,464	$1,003,001

Net income	54,410	79,486	72,572
Interest, net	(11,617)	(5,337)	(302)
Other, net	(1,697)	2,367	(7,463)
Provision for income taxes	34,261	35,750	33,457
Operating income	75,357	112,266	98,264

Adjustments
Depreciation	9,113	7,394	7,150
Intangible amortization	9,395	3,209	2,898
Earnout accretion	1,554	820	486
Earnout fair value adjustments	—	(464)	11,368
Acquisition contingent consideration	11,934	3,885	1,973
Deferred compensation plan	6,132	(6,232)	3,057
Reorganization costs	4,886	—	—
Impairment charges	7,246	—	—
Restructuring charges	—	—	3,792
Total adjustments	50,260	8,612	30,724

Adjusted EBITDA	$125,617	$120,878	$128,988
Adjusted EBITDA margin	12.2%	11.3%	12.9%

The revenue, adjusted EBITDA, depreciation and amortization, and capital expenditures, by segment, are as follows:

	December 31,
	2023	2022	2021
Revenue
Executive Search
Americas	$522,988	$612,881	$581,440
Europe	166,379	176,275	170,312
Asia Pacific	90,678	112,766	117,008
Total Executive Search	780,045	901,922	868,760
On-Demand Talent	152,506	91,349	66,636
Heidrick Consulting	94,313	80,193	67,605
Revenue before reimbursements	1,026,864	1,073,464	1,003,001
Reimbursements	14,318	10,122	5,473
Total revenue	$1,041,182	$1,083,586	$1,008,474

Adjusted EBITDA
Executive Search
Americas	$173,358	$164,193	$154,087
Europe	22,246	22,150	20,219
Asia Pacific	11,070	19,813	19,442
Total Executive Search	206,674	206,156	193,748
On-Demand Talent	1,434	(336)	4,592
Heidrick Consulting	(5,823)	(6,444)	(14,685)
Total segments	202,285	199,376	183,655
Research and development	(20,535)	(19,965)	—
Global Operations Support	(56,133)	(58,533)	(54,667)
Total adjusted EBITDA	$125,617	$120,878	$128,988

Depreciation and amortization
Executive Search
Americas	$3,092	$3,498	$12,843
Europe	1,343	1,451	1,802
Asia Pacific	976	1,126	1,399
Total Executive Search	5,411	6,075	16,044
On-Demand Talent	8,197	2,669	2,010
Heidrick Consulting	2,179	878	1,045
Total segments	15,787	9,622	19,099
Research and development	2,073	524	—
Global Operations Support	648	457	461
Total depreciation and amortization	$18,508	$10,603	$19,560

Capital expenditures
Executive Search
Americas	$2,351	$1,890	$4,487
Europe	1,827	683	372
Asia Pacific	618	1,497	209
Total Executive Search	4,796	4,070	5,068
On-Demand Talent	398	732	—
Heidrick Consulting	559	128	174
Total segments	5,753	4,930	5,242
Research and development	7,170	4,878	—
Global Operations Support	510	1,326	998
Total capital expenditures	$13,433	$11,134	$6,240

Identifiable assets, and goodwill and other intangible assets, net, by segment, are as follows:

	December 31,
	2023	2022
Current assets
Executive Search
Americas	$360,111	$566,015
Europe	139,803	82,935
Asia Pacific	92,071	104,445
Total Executive Search	591,985	753,395
On-Demand Talent	37,224	20,237
Heidrick Consulting	53,334	47,154
Total segments	682,543	820,786
Global Operations Support	10,671	3,033
Total allocated current assets	693,214	823,819
Unallocated non-current assets	225,283	207,125
Goodwill and other intangible assets, net
Executive Search
Americas	91,762	91,434
Europe	1,589	1,665
Asia Pacific	—	15
Total Executive Search	93,351	93,114
On-Demand Talent	126,707	51,580
Heidrick Consulting	3,036	—
Total goodwill and other intangible assets, net	223,094	144,694
Total assets	$1,141,591	$1,175,638
The only country to account for more than 10% of the Company's net revenue and total long-lived assets is the United States. Net revenue in the United States for the years ended December 31, 2023, 2022, and 2021 was $602.6 million, $703.7 million, and $650.9 million, respectively. Total long-lived assets in the United States as of December 31, 2023, and 2022 were $250.6 million and $260.6 million, respectively.

19.    Guarantees

The Company has utilized letters of credit to support certain obligations, primarily for office lease agreements and business license requirements for certain of its subsidiaries in Europe and Asia Pacific. The letters of credit were made to secure the respective agreements and are for the terms of the agreements, which extend through 2033. For each letter of credit issued, the Company would have use cash to fulfill the obligation if the subsidiary defaults on a lease payment. The maximum amount of undiscounted payments the Company would be required to make in the event of default on all outstanding letters of credit is approximately $4.5 million as of December 31, 2023. The Company has not accrued for these arrangements as no event of default exists or is expected to exist.

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

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2023.

The Company’s independent registered public accounting firm, RSM US LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item relating to our directors, executive officers and corporate governance will be included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2024 (the "2024 Proxy Statement") under the captions "Governance," "Election of Directors," "Director Biographies," and "Executive Officers," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be included in the 2024 Proxy Statement under the captions "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Compensation Tables and Narrative Disclosures" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2024 Proxy Statement under the caption "Stock Ownership Information" and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2023, about shares of our common stock that may be issued upon the vesting of restricted stock units and performance stock units and the exercise of options under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval. For a description of the types of securities that may be issued under our Fourth A&R Program. See Note 14, Stock-Based Compensation.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	926,366	(1)	$—	1,028,212
Equity compensation plans not approved stockholders	—		—	—
Total equity compensation plans	926,366		—	1,028,212

(1)Includes 686,741 restricted stock units and 239,625 performance stock units at their target levels and no options. The performance stock units represent the maximum amount of shares to be awarded at maximum levels, and accordingly, may overstate expected dilution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions and director independence will be included in the 2024 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the discussion under the captions “Fees Paid to Auditor” and "Audit & Finance Committee Policy and Procedures" in our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.    Index to Consolidated Financial Statements:

        See Consolidated Financial Statements included as part of this Form 10-K beginning on page 35.

 2.    Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.01	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.01	4/27/2020

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.02	4/27/2020

3.03	Amended and Restated By-laws of the Registrant	8-K	3.1	12/19/2022

4.01	Specimen Stock Certificate	S-4	4.01	2/12/1999

4.02	Description of Securities	10-K	4.02	2/24/2020

10.01	Employment Agreement of Krishnan Rajagopalan dated April 9, 2015**	8-K	99.1	4/20/2015

10.02	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as Amended and Restated Effective December 31, 2010**	8-K	10.1	10/25/2011

10.03	2007 Heidrick & Struggles GlobalShare Program**	DEF 14A	App. A	4/25/2011

10.04	Heidrick & Struggles Incentive Plan, as Amended and Restated Effective January 1, 2008**	10-K	10.20	2/27/2009

10.05	Form of Non-Qualified Stock Option Grant Agreement**	8-K	10.5	2/5/2012

10.06	Form of Restricted Stock Unit Participation Agreement **	8-K	10.3	2/5/2012

10.07	Form of Performance Stock Unit Participation Agreement **	8-K	10.4	2/5/2012

10.08	Form of Non-Employee Director Restricted Stock Unit Participation Agreement **	10-K	10.19	3/14/2012

10.09	Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan**	10-K	10.10	3/10/2006

10.10	Heidrick & Struggles International, Inc. Deferred Compensation Plan **	S-8	4.1	2/8/2002

10.11	First Amendment to the Heidrick & Struggles International, Inc. U.S. Employees Deferred Compensation Plan **	10-K	10.25	2/27/2009

10.12	Heidrick & Struggles Non-Employee Directors’ Voluntary Deferred Compensation Plan - Amended and Restated as of September 30, 2016 **	8-K	2.1	10/5/2016

10.13	Heidrick & Struggles International, Inc. Change in Control Severance Plan, as amended and restated effective December 29, 2011 **	8-K	10.2	1/5/2012

10.14	Amended and Restated 2012 Heidrick & Struggles GlobalShare Plan**	DEF 14A	App. A	4/18/2014

10.15	Employment Agreement of Krishnan Rajagopalan dated September 21, 2017**	8-K	99.1	9/21/2017

10.16	Employment Agreement between Heidrick & Struggles International, Inc. Andrew LeSueur dated January 9, 2018 **	8-K	10.2	1/10/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

10.17	Heidrick & Struggles International, Inc. Management Severance Pay Plan as amended and restated effective December 31, 2017	8-K	10.3	1/10/2018

10.18	Employment Agreement between Heidrick & Struggles International, Inc. and Mark Harris dated March 19, 2018 **	8-K	99.1	3/21/2018

10.19	Second Amended and Restated 2012 Heidrick & Struggles GlobalShare Program**	DEF 14A	App. A	5/11/2018

10.20	Form of Phantom Stock Unit Participation Agreement **	10-Q	10.1	10/29/2018

10.21	Form of Restricted Stock Unit Participation Agreement **	10-Q	10.1	10/29/2018

10.22	Employment Agreement between Heidrick & Struggles International, Inc. and Sarah Payne dated December 5, 2018 **	8-K	10.1	12/6/2018

10.23	Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated February 6, 2019 **	8-K	10.1	2/8/2019

10.24	Form of Performance Stock Unit Participation Agreement **	10-Q	10.1	7/29/2019

10.25	Form of Performance Stock Unit Participation Agreement **	10-K	10.53	7/24/2020

10.26	Form of Restricted Stock Unit Participation Agreement **	10-Q	10.1	7/27/2020

10.27	Form of Performance Stock Unit Participation Agreement **	10-Q	10.2	7/27/2020

10.28	Form of Non-Employee Director Restricted Stock Unit Participation Agreement **	10-Q	10.3	7/27/2020

10.29	Third Amended and Restated 2012 Heidrick & Struggles GlobalShare Program **	S-8		6/22/2020

10.30	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description As Amended and Restated effective December 31, 2020**	10-K	10.58	2/24/2021

10.31	First Amendment to Credit Agreement, dated July 13, 2021, by and among Heidrick & Struggles International, Inc., the Foreign Subsidiary Borrowers Party Thereto, the Lenders Party Thereto and Bank of America, N.A.	8-K	10.1	7/19/2021

10.32	Director and Officer Indemnification Agreement	10-Q	10.1	10/25/2021

10.33	Heidrick & Struggles International, Inc. Management Severance Pay Plan and Summary Plan Description as amended and restated effective April 12, 2022**	8-K	10.1	4/15/2022

10.34	Employment Agreement between Heidrick & Struggles International, Inc. and Tracey Heaton dated October 31, 2021**	10-Q	10.1	4/25/2022

10.35	Employment Agreement between Heidrick & Struggles International, Inc. and Michael Cullen dated April 25, 2022**	10-Q	10.1	7/25/2022

10.36	Second Amendment to Credit Agreement, dated February 24, 2023, by and among Heidrick & Struggles International, Inc, the Foreign Subsidiary Borrowers party thereto, the other Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent	10-K	10.40	2/27/2023

10.37	Form of Restricted Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **	10-Q	10.1	7/31/2023

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.38	Form of Performance Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **	10-Q	10.2	7/31/2023

10.39	Form of Non-Employee Director Restricted Stock Unit Participation Agreement pursuant to the Fourth Amended and Restated Heidrick & Struggles 2012 GlobalShare Program **	10-Q	10.3	7/31/2023

10.40	Fourth Amended and Restated 2012 Heidrick & Struggles GlobalShare Program **	S-8		6/14/2023

*10.41	Employment Agreement between Heidrick & Struggles International, Inc. and Tom Monahan dated January 23, 2024**

*10.42	Employment Agreement between Heidrick & Struggles International, Inc. and Tom Murray dated January 23, 2024**

*10.43	Advisory Agreement between Heidrick & Struggles International, Inc. and Krishnan Rajagopalan dated January 23, 2024**

*21.01	Subsidiaries of the Registrant

*23.01	Consent of Independent Registered Public Accounting Firm - RSM US LLP

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†*32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†*32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97.1	Heidrick & Struggles International, Inc. Policy on Recoupment of Incentive Compensation

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HEIDRICK & STRUGGLES INTERNATIONAL, INC.
/s/ Stephen A. Bondi
By:		Stephen A. Bondi
Title:		Vice President, Controller
Date:	March 4, 2024	(Duly authorized on behalf of the registrant and in his capacity as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4 , 2024.

Signature	Title

/s/ Krishnan Rajagopalan	President, Chief Executive Officer & Director
Krishnan Rajagopalan (Principal Executive Officer)

/s/ Mark R. Harris	Executive Vice President, Chief Financial Officer
Mark R. Harris (Principal Financial Officer)

/s/ Stephen A. Bondi	Vice President, Controller
Stephen A. Bondi (Principal Accounting Officer)

/s/ Elizabeth L. Axelrod	Director
Elizabeth L. Axelrod

/s/ Mary E. G. Bear	Director
Mary E. G. Bear

/s/ John Berisford	Director
John Berisford

/s/ Lyle Logan	Director
Lyle Logan

/s/ T. Willem Mesdag	Director
T. Willem Mesdag

/s/ Stacey Rauch	Director
Stacey Rauch

/s/ Adam Warby	Director
Adam Warby